Form 10-K405
NBT BANCORP INC
filed 1995-03-31
CIK 790359

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994.
                                         OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _______ to _______ .

                    Commission file number 0-14703

                           NBT BANCORP INC.
        (Exact name of registrant as specified in its charter)

                  Delaware                 16-1268674
      (State of Incorporation)(I.R.S.Employer Identification No.)

                         52 South Broad Street
                       Norwich, New York  13815
          (Address of principal executive offices)(Zip Code)

   Registrant's Telephone Number, Including Area Code: 607-337-6000

   Securities Registered Pursuant to Section 12(b) of the Act:  None
      Securities Registered Pursuant to Section 12(g) of the Act:
               Common Stock, No Par, $1.00 Stated Value
              Preferred Stock, No Par, $1.00 Stated Value
                           (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_.
There are no delinquent filers to the Registrant's knowledge.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   _X_      No   ___

As of February 28, 1995, there were 8,049,618 shares outstanding, including 35,274 shares held in the treasury, of the Registrant's common stock, No Par, Stated Value $1.00; of which 7,848,603 common shares having a market value of $131,464,100 were held by nonaffiliates of the Registrant. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

                 Documents Incorporated by Reference:
  - Portions of the NBT BANCORP INC. 1994 Annual Report are incorporated by reference into Parts I and II of this Form 10-K as detailed therein.
  - Portions of the Proxy Statement of NBT BANCORP INC. dated March 15, 1995 for the Annual Meeting of Stockholders to be held on April 22, 1995 are incorporated by reference into Part III of this Form 10-K as detailed therein.

                           NBT BANCORP INC.
                      FORM 10-K Table of Contents

                                PART I

Item 1.      Business
                   Description of Business
                   Statistical Disclosure by Bank Holding Companies
Item 2.      Properties
Item 3.      Legal Proceedings
Item 4.      Submission of Matters to a Vote of Security Holders

                                PART II

Item 5.      Market for Registrant's Common Stock and Related
              Stockholder Matters
Item 6.      Selected Financial Data
Item 7.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations
Item 8.      Financial Statements and Supplementary Data
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.     Directors and Executive Officers of the Registrant
Item 11.     Executive Compensation
Item 12.     Security Ownership of Certain Beneficial Owners and
              Management
Item 13.     Certain Relationships and Related Transactions

PART IV

Item 14.     Exhibits, Financial Statement Schedules and
              Reports on Form 8-K

PART I
Item  1 -- Description of Business

NBT BANCORP INC. (the "Registrant") is a bank holding company formed in May 1986, under the laws of the State of Delaware. Its only subsidiary is The National Bank and Trust Company (the "Bank"). The Bank serves an eight county area in central and northern New York State through thirty-five community banking offices. A full-service commercial bank, it provides a broad range of financial products, including demand and time deposits, mortgage, consumer, commercial and agricultural loans, and trust services. The Bank also operates free standing automated banking units.

Ten of the Bank's full-service community banking offices, in addition to the main office, are located in Chenango County, six in Delaware County, four each in Oneida and Broome Counties, three each in Fulton, Essex, and Clinton Counties and one in Tioga County. Within these counties, the Bank encounters intense competition in its banking business from several other financial institutions offering comparable products. These competitors include other commercial banks (both locally-based independent banks and local offices of major New York State metropolitan-based banks), as well as mutual and stock savings banks, savings and loan associations and credit unions. In addition, the Bank experiences competition in marketing many of its services from the local operations of insurance companies, brokerage firms and pension plans, as well as money market fund groups, governmental lending agencies, finance companies, mortgage companies, and others.
In establishing competitive prices and levels of service, the Bank monitors competitive conditions which have their origins in the New York City money center banks. Many of these financial institutions market services within the service area of the Bank or otherwise influence the level of competition in the eight county service area.

There have been significant changes in the banking industry in recent years which have increased competition. Much of the change has been brought about by federal legislation intended to "deregulate" the
industry; significant changes in the industry may continue.   Bills are
now pending or expected to be introduced in the United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted, these bills could increase or decrease the cost of doing business, limit or expanded permissible activities (including activities in the insurance and securities fields), or affect the competitive balance among banks, savings associations, and other financial institutions. Some of these bills would broaden the powers of bank holding companies, regulate banks' sales of investment products such as mutual fund shares, and realign the structure and jurisdiction of various financial institution regulatory agencies. In addition, other types of financial institutions, including mutual funds, security brokerage firms, insurance companies and investment banking firms have been given, and may continue to be given, powers to engage in activities which generally have been engaged in only by banks. Such changes would tend to place the Bank in more direct competition with other banks and financial institutions.

The Registrant, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (the "Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System (the "FRB"). Generally, the Act limits the business of bank holding companies to banking, or managing or controlling banks, performing certain servicing for subsidiaries, and engaging in such other activities as the FRB may determine to be closely related to banking and a proper incident thereto. The Registrant is a legal entity separate and distinct from the Bank. The principal source of the Registrant's income is the Bank's earnings, and the principal source of its cash flow is dividends from the Bank. Federal laws impose limitations on the ability of the Bank to pay dividends as discussed in the Notes to Consolidated Financial Statements. FRB policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provided adequate capital funds to subsidiary banks during periods of financial stress or adversity.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), enacted in December 1991, substantially revises the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital tiers for financial institutions: well capitalized, adequately capitalized, significantly undercapitalized and critically undercapitalized.

Under the final rules, an institution will be deemed to be: "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. At December 31, 1994, the Registrant and the Bank fell into the well capitalized category based on the ratios and guidelines noted above. Various other legislation, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress. During 1994, the federal banking agencies and Congress have focused attention on matters that include risk management and internal controls related to derivative activity; sales of mutual fund shares and other nondeposit, uninsured products; merger of the Bank and Savings Association Insurance Funds; Federal Home Loan Bank system reform; reform of the Community Reinvestment Act and fair lending law enforcement. Whether and in what form any such legislative and regulatory initiatives might be adopted cannot be predicted; therefore the Registrant cannot determine the ultimate effect that any potential legislation or regulatory changes, if enacted, would have upon its financial condition or operations.

Beginning on June 1, 1997, and earlier if expressly permitted by a nondiscriminatory state law, an adequately capitalized and adequately managed bank may apply for permission to merge with an out-of-state bank and convert all branches of both parties into branches of a single bank. States retain the authority to prohibit such mergers if between September 29, 1994 and June 1, 1997 they enact a statute expressly prohibiting them and that statute applies equally to all out-of-state banks. Banks are also permitted to open newly-established branches in any state that expressly permits all out-of-state banks to open newly-established branches, if the law applies equally to all banks.

The Bank is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency, (the "OCC"), whose regulations are intended primarily for the protection of the Bank's depositors and customers rather than holders of the Registrant's securities. The Bank is subject to extensive federal statutes and regulations that significantly affect its business and activities. The Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. The Bank is also subject to periodic examinations by the OCC to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, and other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Legislation adopted in 1994 gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings, and stock valuation. Regulatory authori-ties have broad authority to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

The deposits of the Bank are insured, up to applicable limits, by the Federal Deposit Insurance Corporation, ("FDIC"); the Bank is therefore subject to the regulations of the FDIC.

At March 3, 1995 the Registrant had 425 full-time and 113 part-time employees.

Statistical Disclosure by Bank Holding Companies

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

       Information required by this section of Securities Act Industry Guide 3, or Exchange Act Industry Guide 3, ("Guide 3") is presented in the Registrant's 1994 Annual Report in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 42 and 43 in the table of Average Balances, Net Interest Income, Yields and Rates and on page 32 in the table of Changes in Taxable Equivalent Net Interest Income - Rate/Volume Analysis which portions are incorporated herein by reference.


II.    Securities Portfolio

   A.  Book Value of Securities

       Information required by this section of Guide 3 is presented in the Registrant's 1994 Annual Report in Notes to Consolidated Financial Statements on page 19 in the Tables of the amortized costs and estimated fair market values of the components of the securities held to maturity and securities available for sale portfolios at December 31, 1994 and 1993, which portions are incorporated herein by reference.

       Presented below are the amortized costs and estimated fair market values of the components of the securities held to maturity and securities available for sale portfolios at December 31, 1992.

                                                   Securities

                                   Available for Sale      Held to Maturity
------------------------------------------------------------------------------
                                 Amortized      Market   Amortized      Market
December 31, 1992                     Cost       Value        Cost       Value
------------------------------------------------------------------------------
(in thousands)
U.S. Treasury                      $23,539     $23,980    $141,767    $145,957
Federal Agency                           -           -       1,509       1,537
States and Political
 Subdivisions                            -           -      25,447      25,446
Mortgage-backed                     13,351      13,260      42,521      41,980
Other Securities                         -           -       4,271       4,211
------------------------------------------------------------------------------
Total                              $36,890     $37,240    $215,515    $219,131
------------------------------------------------------------------------------

B.     Maturity Distribution of Investment Securities

       Information required by this section of Guide 3 is presented in the Registrant's 1994 Annual Report in Notes to Consolidated Financial Statements on page 19 in the Table of Remaining maturities of securities at December 31, 1994, which is herein incorporated by reference.

       In 1992, the Registrant sold in its entirety, the non-local portion of its tax-exempt securities portfolio having a book value of $22,291,000. The income generated by tax-exempt securities was placing the Registrant in a position of being potentially subject to the alternative minimum tax.

       These securities had not been priced at purchase to cover either the alternative minimum tax or the time value of funds required to recoup the alternative minimum tax through future tax credits. The Registrant decided to dispose of the non-local portion of its tax-exempt securities portfolio so that it could ensure the avoidance of the alternative minimum tax and continue to service the needs of its local municipal customers. It was the Registrant's opinion that local municipal customers would request investment in their securities throughout 1993 and 1992. This demand did not materialize as the availability of such tax-exempt securities decreased due to the decline in interest rates and the resulting negative arbitrage position for issuers who were, in the past periods of higher rates, able to buy and sell similar financial instruments in separate markets and benefit from price differentials. It remains the Bank's practice to invest, subject to availability and favorable federal income tax treatment, in qualified and designated local municipal issues.

C.     Investment Concentrations and Risk Characteristics

       As of December 31, 1994 there were no securities of any single issuer held by the Registrant aggregating more than ten percent of the Registrant's stockholder's equity. However, as of December 31, 1994, obligations of the State of New York and its political subdivisions constituted 100% of the Bank's states and political subdivisions portfolio. The portfolio did not include any direct obligations of the State of New York. At that date, 100% of the states and political subdivisions portfolio was comprised of non-rated investments in the local communities within the twenty county market area served by the Bank's Municipal Banking Department.

       III.   Loan Portfolio

A.     Composition of Loan Portfolio

       Information required by this section of Guide 3 is presented in the Registrant's 1994 Annual Report Management's Discussion and Analysis on page 34 in the table of Composition of Loan Portfolio which is incorporated herein by reference.

B.     Maturities and Sensitivities of Loans to Changes in Interest
       Rates

       Information required by this section of Guide 3 is presented in the Registrant's 1994 Annual Report Management's Discussion and Analysis on page 37 in the table of Maturities and Sensitivities of Loans to Changes in Interest Rates which is incorporated herein by reference.

C.1.   Risk Elements

       The following table sets forth information relating to assets containing risk elements as of December 31 for the years  1994 through
1990.
---------------------------------------------------------------------------------
December 31,                 1994        1993        1992        1991        1990
---------------------------------------------------------------------------------
(in thousands)
Non-Accruing Loans:
 Real estate mortgages     $2,950      $  365      $1,774      $2,561      $  100
 Commercial
  and agricultural          1,415       3,693       1,578         716       2,185
 Consumer                     274         112         450         214         501
---------------------------------------------------------------------------------
  Total                     4,639       4,170       3,802       3,491       2,786
---------------------------------------------------------------------------------

Other loans past due 90 days or more and still accruing:
Real estate mortgages         523       1,085       1,881       1,430       1,241
Commercial
 and agricultural               -         410           -         397         469
Consumer                      348       1,690       1,074         958       1,424
---------------------------------------------------------------------------------
  Total                       871       3,185       2,955       2,785       3,134
---------------------------------------------------------------------------------
Restructured loans, not
 included above                 -           -           -           -          59
---------------------------------------------------------------------------------
Other real estate owned       840         430         804         826         913
---------------------------------------------------------------------------------
  Total Assets Containing
  Risk Elements            $6,350      $7,785      $7,561      $7,102      $6,892
---------------------------------------------------------------------------------

The following table sets forth the amounts of interest income not recognized on non-accruing loans during each period (not including the effect of loans charged-off during the period).

-------------------------------------------------------------------------
December 31,                  1994      1993      1992      1991     1990
-------------------------------------------------------------------------
(in thousands)
Income that would have
 been accrued at original
  contract rates              $465      $284      $276      $326     $403
Amount recognized as income    216       105        96        33      238
-------------------------------------------------------------------------
 Interest income not accrued  $249      $179      $180      $293     $165
-------------------------------------------------------------------------

       Non-Accruing Loans: The Bank's classification of a loan as a non-accruing loan is based in part on bank regulatory guidelines published by the OCC. Non-accrual classification does not mean that the loan principal will not be collected; rather, that timely collection of interest is doubtful. When, in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part.

       Factors taken into consideration by management in monitoring the status of the Bank's loan portfolio include internal loan reviews, a continuing review of current and projected economic conditions and comments by bank regulatory authorities. Loans are transferred to a non-accruing basis generally when principal or interest payments become ninety days delinquent, or when management concludes circumstances indicate that collection of interest is doubtful. When a loan is transferred to a non-accrual status, any unpaid accrued interest is reversed and charged against income. Interest income on non-accruing loans is recognized on a cash basis, i.e., only when cash payments are received which are not applied to principal. Non-accruing loans are restored to an accrual status when, in the opinion of management, the financial condition of the borrower has improved significantly so that the collectibility of both interest and principal appears assured and the loan is brought current.

       Loan Collateralization: Real estate loans may be issued for up to ninety-five percent of the appraised value of the collateral property; loans issued for more than eighty percent of the appraised value require private mortgage insurance. Home equity loans may be issued for up to seventy-five percent of the appraised value of the collateral property. Commercial loans collateralized by inventory and accounts receivable or equipment may be issued for up to seventy-five or one hundred percent of the value of the collateral depending on the nature of the collateral, financial strength of the borrower, other guarantees and the term of the loan. Consumer loans may be issued for up to ninety-five or one hundred percent of the collateral value depending on its type.

       Restructured Loans: Restructured loans occur when a borrower experiences financial difficulties and the loan is renegotiated with terms significantly less favorable to the Bank than the terms of the original loan agreement. Upon restructuring, a loan would then be placed on a non-accrual basis until collectibility of both interest and principal on the restructured loan appears assured. At December 31, 1994 through 1991 the Bank had no restructured loans and therefore no amount of such loans was on a non-accruing basis. At December 31, 1990, $59,000 of total loans had been restructured of which no amount was on a non-accruing basis.

       Other Real Estate Owned: Other real estate owned consists of properties formerly pledged as collateral for loans and acquired by the Bank by foreclosure proceedings or by deed in lieu of foreclosure and, when applicable, in-substance foreclosure whereby the debtor has little equity in the fair value of the collateral, loan repayment proceeds can be expected only from the operation or sale of the collateral and the debtor has effectively abandoned control of the collateral to the Bank or it is doubtful the debtor will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. Loans related to properties that have been sold on contract, but with substandard down payments and/or below market interest rates are carried as other real estate owned and non-accruing under the OCC's "Covered Transactions" regulations.

       These properties are recorded at the lower of the Bank's investment or current market value, with any reduction of carrying value being charged to the allowance for loan losses at the time of acquisition. Any subsequent write-down, representing a further, permanent decline in market value, is charged to operations. Market values are established at acquisition, and annually thereafter, by independent appraisers. Management's policy is to dispose of the properties as soon as practicable; other real estate is not held for investment purposes.

C.2.   Potential Problem Loans

       Criticized loans as defined by OCC regulations and determined by the Registrant's internal loan review department, not on non-accrual status, at December 31, 1994 and 1993, totalled $26,329,000 and $23,329,000, respectively. A significant portion of the outstanding balances are secured with various forms of collateral. Such criticized loans represent approximately 4.6% and 4.2% of outstanding loans, respectively, without considering collateral values. In this regard, management has determined that there are no material adverse trends, material potential losses at that date not already considered in the allowance calculation, nor indications of trends or events that would have a material effect on the Registrant's operations, capital, or liquidity.

       The Bank's policy requires that all segments of the loan portfolio be reviewed internally on at least an annual basis. In addition, on a quarterly basis, Senior Management conducts a review of all identified problem loans in conjunction with a quarterly analysis of the adequacy of the allowance for loan losses. All classified and non-performing assets are included in this review. Charge offs of commercial loans are taken upon determination that all or a portion of a loan is uncollectible. Consumer loan charge offs are normally taken at the time a loan is 120 days delinquent, unless deemed to be adequately secured and in the process of collection.

       Additionally, a substantial portion of the Bank's loans is secured by real estate located in central and northern New York State. Accordingly, the ultimate collectibility of a substantial portion of the Bank's portfolio is susceptible to changes in market conditions of those areas.

C.3.   Foreign Outstandings

       The Bank customarily does not make loans to foreign companies and, at December 31, 1994, 1993 and 1992, there were no foreign loans outstanding.

C.4.   Loan Concentrations

       As of December 31, 1994, there were no concentrations of risks in the Bank's portfolio by type or industry. As discussed elsewhere, a substantial portion of the Bank's loans are secured by real estate located in central and northern New York State. Additionally, commercial loans to farmers constituted approximately 7% of total loans outstanding at year end. This portion of the Bank's portfolio continues to perform well.

IV.    Summary of Loan Loss Experience

A.     Analysis of the Allowance for Loan Losses

       Information required by this section of Guide 3 is presented in the Registrant's 1994 Annual Report Management's Discussion and Analysis on page 34 in the table of Allowance for Loan Losses which portions are incorporated herein by reference.

       The allowance for loan losses has been established to provide an allowance for the estimated potential loss related to the collection of the Bank's loan portfolio. The allowance is maintained at a level considered adequate to provide for loss exposure, based on management's evaluation of potential losses in the portfolio and past loan loss experience, as well as prevailing and anticipated economic conditions. The levels of risk for which allowances are established are based on estimates of probable losses on larger specifically identified loans, and on loan categories analyzed in total where, based on past experience, risk factors can be assessed.

       The Bank's Loan Review Department is responsible for reviewing the Bank's loan portfolio on an ongoing basis and for a quarterly assessment of the adequacy of the allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of their evaluation.

       The allowance balance is increased by provisions for possible loss charged to operations and is reduced by net charge-offs. Any recoveries of previously charged-off loans are credited directly to the allowance. Charge-offs are made when the collectibility of loan principal within a reasonable time is unlikely. The current status of non-accruing loans, past due loans and potential problem loans is closely monitored by the Bank's Loan Review and Credit Administration Departments, Senior Management and the Board of Directors.

       B.     Allocation of the Allowance for Loan Losses

       Information required by this section of Guide 3 is presented in the Registrant's 1994 Annual Report Management's Discussion and Analysis on page 34 in the table of Allocation of the Allowance for Loan Losses which is incorporated herein by reference.

V.     Deposits

       Information required by this section of Guide 3 is presented in the Registrant's 1994 Annual Report Management's Discussion and Analysis on pages 42 and 43 in the table of Average Balances, Net Interest Income, Yields and Rates and on page 21 in the table setting forth the maturity distribution of time certificates of deposits of $100,000 or more, which portions are incorporated herein by reference.

VI.    Return on Equity and Assets

       The following table shows operating and capital ratios of the
       Registrant for each of the last three years.
------------------------------------------------------------------------------
Year Ended December 31,                           1994        1993        1992
------------------------------------------------------------------------------
Return on Assets
Net Income/Average Total Assets                  0.64%       0.93%       0.94%

Return on Equity
Net Income/Average Stockholders' Equity          6.53%       8.79%       8.89%

Dividend Payout Ratio
Cash Dividends Declared Per Share/
Net Income Per Share                            56.13%      39.10%      36.61%

Equity to Assets Ratio
Average Stockholders' Equity/
Average Total Assets                             9.88%      10.63%      10.62%
------------------------------------------------------------------------------

VII.   Short-Term Borrowings

       Information required by this section of Guide 3 is presented in the Registrant's 1994 Annual Report in Notes to Consolidated Financial Statements, on page 21 in the table of details of short-term borrowings, and is incorporated herein by reference.

Item 2 -- Properties

The Bank operates the following community banking offices:
                                                                             Date        Square
Name of Office     Location                                 County        Established   Footage

Home Office        52 S. Broad St., Norwich, NY             Chenango      07-15-1856     73,000
Afton              Main St., Afton, NY                      Chenango      09-01-1962      2,779
Bainbridge         9 N. Main St., Bainbridge, NY            Chenango      12-07-1938      4,897
Deposit            105 Front St., Deposit, NY               Broome        02-12-1971      3,550
Earlville          2 S. Main St., Earlville, NY             Chenango      08-07-1937      1,222
Grand Gorge        Rts. 23 & 30, Grand Gorge, NY            Delaware      11-01-1957      3,000
Margaretville      Main St., Margaretville, NY              Delaware      09-03-1963      3,152
New Berlin         2 S. Main St., New Berlin, NY            Chenango      12-21-1946      2,195
Sherburne          30 N. Main St., Sherburne, NY            Chenango      08-07-1937      3,393
Otselic Valley     Rt. 26, DeRuyter Rd.,S. Otselic, NY      Chenango      10-01-1945      1,326
North Plaza        Rts. 12 & 320, Norwich, NY               Chenango      10-15-1986      1,849
South Plaza        Rt. 12 S., Norwich, NY                   Chenango      08-20-1986      1,200
Newark Valley      2 N. Main St., Newark Valley, NY         Tioga         10-01-1973      3,893
Maine              67 Main St., Maine NY                    Broome        10-01-1973      1,458
Hobart             Maple Ave., Hobart, NY                   Delaware      06-28-1974      2,308
Sidney             13 Division St., Sidney, NY              Delaware      12-31-1978      3,500
Oxford             State St., Oxford, NY                    Chenango      08-01-1984      3,559
Greene             80 S. Chenango St., Greene, NY           Chenango      12-15-1986      3,200
Hancock            1 E. Main St., Hancock, NY               Delaware      10-01-1989      7,500
Hamden             Rt. 10 Box 144, Hamden, NY               Delaware      10-01-1989      1,250
Gloversville       2 N. Main St., Gloversville, NY          Fulton        10-01-1989     18,000
Arterial Plaza     Second Ave. Ext., Gloversville, NY       Fulton        10-01-1989      3,200
Northville         N. Main St., Northville, NY              Fulton        10-01-1989      3,000
Vail Mills         Rt. 30, Vail Mills, NY                   Fulton        10-01-1989      1,000
Clinton            West Park Row, Clinton, NY               Oneida        10-01-1989      7,960
New Hartford       Par Tech Park, New Hartford, NY          Oneida        10-01-1989      3,600
Rome               Westgate Plaza, Rome, NY                 Oneida        10-01-1989      1,950
Lake Placid        81 Main St., Lake Placid, NY             Essex         10-01-1989      8,500
Cold Brook Plaza   Cold Brook Plaza, Lake Placid, NY        Essex         10-01-1989      1,300
Saranac Lake       Lake Flower Ave., Saranac Lake, NY       Essex         10-01-1989      2,400
Binghamton         1250 Front St., Binghamton, NY           Broome        03-29-1993      1,900
Plattsburgh        30 Brinkerhoff St., Plattsburgh, NY      Clinton       05-28-1993      4,396
Plattsburgh North  Rt. 9, Plattsburgh, NY                   Clinton       08-28-1993      3,000
Ellenburg Depot    Rt.11, Main St., Ellenburg Depot, NY     Clinton       08-28-1993      2,346
Vestal             450 Plaza Drive, Vestal, NY              Broome        02-01-1994      1,250
Utica Business Pk  555 French Road, New Hartford, NY        Oneida        10-01-1994      3,396

The Gloversville office was closed January 13, 1995.  The Otselic Valley, Binghamton, Vestal, Vail
Mills, Plattsburgh North, Rome, Utica Business Park and New Hartford Offices are leased.  All other banking premises are owned by the Bank. The Bank also has free-standing automated banking units.

Item  3 -- Legal Proceedings

The Registrant and its principal subsidiary, The National Bank and Trust Company (collectively "NBT"), initiated a suit in the Supreme Court of the State of New York, Chenango County, on October 28, 1988 against Fleet/Norstar Financial Group, Inc., Fleet/Norstar New York, Inc., and Norstar Bank of Upstate N.Y. (collectively "NORSTAR") for tortious interference with NBT's contract rights and prospective business relationship with Central National Bank, Canajoharie, New York. NBT is seeking damages from NORSTAR for lost profits and special and punitive damages. On June 20, 1989, the Court dismissed all three counts of the complaint for failure to state a cause for action. On March 29, 1990 the Appellate Division of the Supreme Court of New York reversed the trial court's dismissal of NBT's third cause of action for tortious interference with prospective business relations and affirmed the dismissal of NBT's first two causes of action. The New York Court of Appeals denied NBT's petition for review of the dismissal of the first two causes of action on the ground that the order appealed from did not finally determine the action. NBT's motion for reargument of its petition for review was also denied and NBT's third cause of action was remanded to the trial court. On March 9, 1994, NBT filed with the trial court a Note of Issue indicating the amount demanded as $74,212,288. On July 27, 1994, the trial court granted NORSTAR's motion for summary judgment as to the third cause of action. NBT appealed this order to the Appellate Division and oral argument was held in that appeal on March 29, 1995.

Item  4 -- Submission of Matters to a Vote of Security Holders

This item is omitted since no matters were submitted for security holder vote during the fourth quarter of 1994.

PART II
Item  5 -- Market for Registrant's Common Stock and Related Stockholder
Matters

Incorporated by reference is the table of Quarterly Common Stock and Dividend Information on page 39 and the Stock Information on page 44 of the Registrant's 1994 Annual Report.

Item 6 -- Selected Financial Data

Incorporated by reference is the Registrant's 1994 Annual Report table of Five Year Summary of Selected Financial Data, Page 30. Long-term obligations consist of long-term debt included in the caption Short-term borrowings and long-term debt and total $8,734,000, $14,457,000, $10,320,000, $5,350,000, and $5,380,000 at December 31, 1994, 1993,
1992, 1991, and 1990, respectively.

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference is the Registrant's 1994 Annual Report
Management's Discussion and Analysis of Financial Condition and Results of Operations, Pages 31-43.

Item  8 -- Financial Statements and Supplementary Data

Incorporated by reference are the following sections of the Registrant's 1994 Annual Report:
  Independent Auditors' Report, Page 29.
  Consolidated Balance Sheets as of December 31, 1994 and 1993, Page
   13.
  Consolidated Statements of Income for the years ended December 31,
   1994, 1993 and 1992, Page 14.
  Statements of Consolidated Stockholders' Equity for the years ended
   December 31, 1994, 1993 and 1992, Page 15.
  Consolidated Statements of Cash Flows for the years ended December
   31, 1994, 1993 and 1992, Page 16.
  Notes to Consolidated Financial Statements at December 31, 1994 and for the three years then ended, Pages 17-28.

Supplementary data is incorporated by reference from the Registrant's 1994 Annual Report page 28, Selected Quarterly Financial Data
(Unaudited).

Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

This item is omitted since it is not applicable.

PART III
Item 10 -- Directors and Executive Officers of the Registrant

Incorporated by reference are the following sections of the Registrant's 1995 Proxy Statement Proposal Number 1:
  Election of Directors
  Executive Officers of NBT BANCORP INC. Other than Directors who are
   Officers
  Board Meetings and Committees of the Board

Item 11 -- Executive Compensation

Incorporated by reference are the following sections of the Registrant's 1995 Proxy Statement Proposal Number 1:
  Compensation of Directors and Officers
   Board of Directors Fees
   Executive Compensation
  Option Grants Information
  Aggregate Option Exercises and Fiscal Year End Option Values
  Retirement Plan
  Employment Contracts and Termination of Employment
 Change-In-Control Agreements
  Supplemental Retirements Benefits
  Daryl R. Forsythe Employment
  Compensation Committee Interlocks and Insider Participation Compensation Committee Report on Executive Compensation Performance Graph
  Employees' Stock Ownership Plan
  401(k) Plan
  Stock Option Plan
  Executive Incentive Compensation Plan
  Personal Benefits

Item 12 -- Security Ownership of Certain Beneficial Owners and
Management

Incorporated by reference are the following sections of the Registrant's 1995 Proxy Statement:
Principal Beneficial Owners Of Common Stock

PROPOSAL NUMBER 1:
Election Of Directors
Executive Officers of NBT BANCORP INC. other than Directors who are
Officers

Item 13 -- Certain Relationships and Related Transactions

Incorporated by reference is the section of the Registrant's 1995 Proxy
Statement:

PROPOSAL NUMBER 1:
Related Party Transactions

Reference is also made to the Registrant's 1994 Annual Report Notes to Consolidated Financial Statements, page 20 -- Related Party
Transactions, incorporated by reference into Part II, Item 8 of this Form 10-K.

PART IV
Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form
           8-K

Item 14(a)(1)

The consolidated financial statements of NBT BANCORP INC. and Subsidiary at December 31, 1994 and for each of years in the three year period ended are incorporated by reference into Part II, Item 8 of this Form 10-K.

  Independent Auditors' Report
  Consolidated Balance Sheets as of December 31, 1994 and 1993. Consolidated Statements of Income for the years ended December 31,
    1994, 1993 and 1992.
  Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1994, 1993 and 1992.
  Consolidated Statements of Cash Flows for the years ended December
    31, 1994, 1993 and 1992.
  Notes to Consolidated Financial Statements at December 31, 1994 and for the three years then ended.

Item 14(a)(2)

Financial statement schedules are omitted from this Form 10-K since the required information is not applicable.

Item 14(a)(3) -- Exhibit Index

An exhibits index follows the signature page to this FORM 10-K.

Item 14(b) -- Reports on Form 8-K

The Registrant filed three reports on Form 8-K during the quarter ended December 31, 1994.

Form 8-K dated November 15, 1994, filed with the Commission on November 18, 1994, describes the Registrant's adoption of a Stockholders Rights Plan (Plan). The Company currently is authorized to issue 2 million shares of preferred stock, no par value, $1.00 stated value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications and restrictions for each series of preferred stock issued. In November 1994, the Company adopted a Plan designed to ensure that any potential acquiror of the Company negotiate with the Board of Directors and that all Company stockholders are treated equitably in the event of a takeover attempt. At that time, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar Rights are attached to each share of the Company's common stock issued after November 15, 1994, subject to adjustment. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, begins a tender or exchange offer for 25 percent or more of the Company's outstanding common stock, or an adverse person, as declared by the Board of Directors, acquires 10 percent or more of the Company's outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company's common stock and, therefore, the Rights will be transferred upon the transfer of shares of the Company's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, no par value, and $1.00 stated value per share of the Company at a price of $100.

The Plan also provides that upon the occurrence of certain specified events, the holders of Rights will be entitled to acquire additional equity interests, in the Company or in the acquiring entity, such interests having a market value of two times the Right's exercise price of $100. The Rights, which expire November 14, 2004, are redeemable in whole, but not in part, at the Company's option prior to the time they are exercisable, for a price of $0.01 per Right.

Form 8-K dated December 22, 1994, filed with the Commission on December 23, 1994, describes changes in executive management. On December 22, 1994 Joseph J. Butare, Jr., president, chief executive officer, and chairman of the board of directors of the Registrant and the Bank submitted his resignation from those offices and from the board of directors of the Registrant and the Bank, effective December 31, 1994.

Effective January 1, 1995, the Registrant elected Daryl R. Forsythe as president and chief executive officer of the Registrant and the Bank and Everett A. Gilmour as chairman of the board of the Registrant and the Bank. Mr. Forsythe was been a director of the Registrant since 1992 and of the Bank since 1988. Mr. Forsythe was currently chairman of the Registrant's and the Bank's Audit, Compliance and Loan Review Committee and a member of the Compensation and Benefits Committee of the Registrant and the Bank. Mr. Gilmour was a director of the Registrant since 1986 and of the Bank since 1962 and was chairman of the board of the Registrant from 1986 to 1988 and was president of the Bank from 1968 to 1972 and from 1977 to 1986.

Additionally, Form 8-K dated December 22, 1994, filed with the Commission on January 6, 1995 describes costs related to the resignation of Joseph J. Butare, Jr. A one-time pre-tax charge to earnings in the fourth quarter of 1994 of approximately $855,000, equating to approximately $513,000 after tax, in connection with the discharge of severance obligations of the Registrant and the Bank under the employment contract with Mr. Butare, was reported.

Item 14(c) -- Exhibits

Refer to Item 14(a)(3) above.

Item 14(d) -- Financial Statement Schedules

Refer to Item 14(a)(2) above.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this twenty-eighth day of March, 1995.

                           NBT BANCORP INC.
                             (Registrant)


                                  By:
                         /s/ DARYL R. FORSYTHE
                         ---------------------
                     Daryl R. Forsythe, President
                      and Chief Executive Officer


                        /s/ RICHARD I. LINHART
                        ----------------------
                  Richard I. Linhart, Vice President
                          Treasurer and Chief
                           Financial Officer


                           /s/ Joe C. Minor
                           ----------------
                        Joe C. Minor, Assistant
                          Treasurer and Chief
                          Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


/s/ DARYL FORSYTHE                                     March 28, 1995
-------------------------------------                  --------------
Daryl Forsythe, Director                               DATE

/s/ EVERETT A. GILMOUR                                 March 28, 1995
-------------------------------------                  --------------
Everett A. Gilmour, Director                           DATE

/s/ PETER B. GREGORY                                   March 28, 1995
-------------------------------------                  --------------
Peter B. Gregory, Director                             DATE

/s/ANDREW S. KOWALCZYK                                 March 28, 1995
-------------------------------------                  --------------
Andrew S. Kowalczyk, Director                          DATE

/s/JOHN C. MITCHELL                                    March 28, 1995
-------------------------------------                  --------------
John C. Mitchell, Director                             DATE

-------------------------------------                  --------------
Irwin B. Simon                                         DATE

/s/ PAUL O. STILLMAN                                   March 28, 1995
-------------------------------------                  --------------
Paul O. Stillman, Director                             DATE

EXHIBIT INDEX

The following documents are attached as Exhibits to this Form 10-K or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page number or exhibit cross-reference to the prior filings of the Registrant with the Commission.

Form
10-K
Exhibit                                                             Filing
Number                                                              Method

 3.1   Certificate of Incorporation of NBT BANCORP INC., as         *
        Amended through March 26, 1988.
         Form 10-K for the year ended December 31, 1993, filed
          March 30, 1994 -- Exhibit 3.1
 3.2   Amendment dated April 27, 1992 to the Certificate of         *
        Incorporation of NBT BANCORP INC., as Amended through
        March 26, 1988.
         Form 10-K for the year ended December 31, 1992, filed
          March 31, 1993 -- Exhibit 3.2
 3.3   By-laws of NBT BANCORP INC., as amended and restated         Herein
        through November 15, 1995.
         Document is attached as Exhibit 3.3
10.1   NBT BANCORP INC. Employee Stock Ownership Plan Amended       Herein
        and restated as of January 1, 1989, excluding amendments
        adopted through December 31, 1994
         Document is Attached as Exhibit 10.1
10.2   NBT BANCORP INC. Defined Benefit Pension Plan Amended and    Herein
        restated as of October 1, 1989, including Amendments
        adopted through December 31, 1994
         Document is attached as Exhibit 10.2
10.3   Employment Agreement between NBT Bancorp Inc., The National  *
        Bank and Trust Company and Joseph J. Butare, Jr.
         Form 8-K, date of report April 19, 1991  -- Exhibit 10.1
10.4   NBT Bancorp Inc. Excess Benefit Plan for Joseph J.           *
        Butare, Jr.
         Form 8-K, date of report April 19, 1991  -- Exhibit 10.2
10.5   NBT Bancorp Inc. Excess Benefit Trust for the Benefit of     *
        Joseph J.Butare, Jr.
         Form 8-K, date of report April 19, 1991  -- Exhibit 10.3
10.6   Extension of Employment Agreement dated January 27, 1992     *
        between NBT Bancorp Inc., The National Bank and Trust
        Company and Joseph J. Butare, Jr.
         Form 10-K for the year ended December 31, 1991, filed
         March 30, 1992 -- Exhibit 10.12
10.7   Extension of Employment Agreement dated November 18, 1992    *
        between NBT Bancorp Inc., The National Bank and Trust
        Company and Joseph J. Butare, Jr.
         Form 10-K for the year ended December 31, 1992, filed
          March 31, 1993 -- Exhibit 10.16

Form
10-K
Exhibit                                                             Filing
Number                                                              Method

10.8   Extension of Employment agreement between NBT Bancorp Inc.   *
        and Joseph J. Butare, Jr.
         Proxy Statement dated March 15, 1994 for the annual
          meeting to be held April 23, 1994, filed March 17, 1994; Page 10, Employment Contracts and Termination of
           Employment and Change-in-Control Arrangements.
10.9 NBT BANCORP INC. Stock Option Plan dated November 26, 1986, * as amended through February 16, 1993.
         Form 10-K for the year ended December 31, 1992, filed
         March 31, 1993 -- Exhibit 10.17
10.10  Amendment dated April 24, 1993 to the NBT BANCORP INC.       *
        Stock Option Plan dated November 26, 1986, as amended
        through February 16, 1993.
         Proxy Statement dated March 15, 1993 for the annual
          meeting to be held April 24, 1993, filed March 23,
          1993 -- Annex A NBT BANCORP INC. 1993 Stock Option
          Plan, Paragraph 22.
10.11  NBT BANCORP INC. 1993 Stock Option Plan.                     *
        Proxy Statement dated March 15, 1993 for the annual
         meeting to be held April 24, 1993, filed March 23,
         1993 -- Annex A.
10.12  NBT BANCORP INC. Executive Incentive Compensation Plan.      *
        Proxy Statement dated March 15, 1995 for the annual
         meeting to be held April 22, 1995, filed March 16, 1995; Pages 12 and 17, Executive Incentive Compensation Plan.
10.13  Lease and Lease Extension of New Hartford Office.            *
        Form 10-K for the year ended December 31, 1993, filed
         March 30, 1994 -- Exhibit 10.20
10.14  Lease of Binghamton Office.                                  *
        Form 10-K for the year ended December 31, 1993, filed
         March 30, 1994 -- Exhibit 10.21
10.15  Lease of Vestal Office.                                      *
        Form 10-Q date of report June 31, 1994 -- Exhibit 10.22
10.16  Lease and Lease Extension of Vail Mills Office.              *
        Form 10-K for the year ended December 31, 1993, filed
         March 30, 1994 -- Exhibit 10.23
10.17  Lease of Plattsburgh North Office.                           *
        Form 10-K for the year ended December 31, 1993, filed
         March 30, 1994 -- Exhibit 10.24
10.18  Lease of Rome Office.                                        *
        Form 10-K for the year ended December 31, 1993, filed
         March 30, 1994 -- Exhibit 10.25
10.19  Lease and Lease Extensions of South Otselic Office.          *
        Form 10-K for the year ended December 31, 1993, filed
         March 30, 1994 -- Exhibit 10.26
10.20  Lease of Utica Business Park.                                *
        Form 10-Q date of report September 30, 1994 -- Exhibit
         10.27

Form
10-K
Exhibit                                                             Filing
Number                                                              Method

10.21  Change in control agreement with Daryl R. Forsythe           Herein
        Document is attached as Exhibit 10.21
10.22  Change in control agreement with Richard I. Linhart          Herein
        Document is attached as Exhibit 10.22
10.23  Change in control agreement with Frederick W. Weismann       Herein
        Document is attached as Exhibit 10.23
10.24  Supplemental retirements benefits plans NBT BANCORP INC.     *
        Proxy Statement dated March 15, 1995 for the annual meeting to be held April 22, 1995 filed March 16, 1995; page 10 Supplemental Retirements Benefits.
10.25  NBT BANCORP INC. Executive Stock Ownership Plan.             *
        Proxy Statement dated March 15, 1995 for the annual
         meeting to be held April 22, 1995, filed March 16, 1995;
         Page 13, Stock Option Plan.
12     A computation of the Ratio of Earnings to Fixed Charges is   Herein
        attached as Exhibit 12.
13.1   All portions of pages 13-44 of NBT BANCORP INC. 1994         Herein
        Annual Report that are incorporated herein by reference.
         Document is attached as Exhibit 13.1
21     A list of the subsidiaries of the registrant is attached     Herein
        as Exhibit 21.
23     Consent of KPMG Peat Marwick LLP                             Herein
        Document is attached as Exhibit 23
27     Financial Data Schedule                                      Herein
        Document is attached as Exhibit 27
24

EXHIBIT 3.3
By-laws of NBT BANCORP INC.

                                BY-LAWS OF

                             NBT BANCORP INC.
                     (herein called the "Corporation")

                            ARTICLE I. OFFICES

      Section 1. Principal Office.  The principal office of the
Corporation shall be at:

                           52 South Broad Street
                          Norwich, New York 13815

or such other place as the Board of Directors may designate.

      Section 2. Other Offices. In addition to its principal office, the Corporation may have offices at such other places, within or without the State of Delaware, as the Board of Directors may from time to time appoint or as the business of the Corporation may require.

                         ARTICLE II. STOCKHOLDERS

      Section 1. Annual Meetings. The annual meeting of the stockholders of the Corporation, for the purpose of electing directors for the ensuing year and for the transaction of such other business as may properly come before the meeting, shall be held at such time as may be specified by the Board of Directors.

      Section 2. Special Meetings. A special meeting of the stockholders may be called at any time by the Board of Directors or by the Chairman of the Board of Directors, or, if there is none, by the President, or by the holders of not less than one-half of all the shares entitled to vote at such meeting.

      Section 3. Place of Meetings. Each annual meeting of the stockholders shall be held at the principal office of the Corporation, or at such other place, within or without the State of Delaware, as the Board of Directors may designate in calling such meeting.

      Section 4. Notice of Meetings. Written notice of each annual and each special meeting of the stockholders shall be given by or at the direction of the officer or other persons calling the meeting. Such notice shall state the purpose or purposes for which the meeting is called, the time when and the place where it is to be held, and such other information as may be required by law. Except as otherwise required by law, a copy thereof shall be delivered personally, mailed in a postage prepaid envelope or transmitted by telegraph, cable or wireless, not less than ten (10) days, except if the purpose of the meeting is to act on an amendment of the Articles of Incorporation or on a reduction of stated capital or on a plan of merger or consolidation, in which event such notice shall be mailed not less than fifteen (15) days, nor more than sixty (60) days, before such meeting to each stockholder of record entitled to vote at such meeting; and if mailed, it shall be directed to such stockholder at his address as it appears on the stock transfer books of the Corporation, unless he shall have filed with the Secretary of the Corporation a written request that notices intended for him be mailed to the address designated in such request. Notwithstanding the foregoing, a waiver of any notice herein or by law required, if in writing and signed by the person entitled to such notice, whether before or after the time of the event for which notice was required to be given, shall be the equivalent of the giving of such notice. A stockholder who attends shall be deemed to have had timely and proper notice of the meeting, unless he attends for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened. Notice of any adjourned or recessed meeting need not be given.

      Section 5. Quorum. Except as otherwise provided by law, at any meeting of the stockholders of the Corporation, the presence in person or by proxy of the holders of a majority of the total number of issued and outstanding shares of Common Stock of the Corporation shall constitute a quorum for the transaction of business. In the absence of a quorum, a majority in voting power of the stockholders present in person or represented by proxy and entitled to vote may adjourn the meeting from time to time and from place to place until a quorum is obtained. At any such adjourned meeting at which a quorum is present any business may be transacted which might have been transacted at the meeting as originally called.

      Section 6. Organization.   At every meeting of the stockholders,
the Chairman of the Board, or failing him the President, or, in the absence of the Chairman of the Board and the President, a person chosen by a majority vote of the stockholders present in person or by proxy and entitled to vote, shall act as Chairman of the meeting. The Secretary, or an Assistant Secretary, or, in the discretion of the Chairman, any person designated by him, shall act as a secretary of the meeting.

      Section 7. Inspectors. The directors, in advance of any meeting, may, but need not, appoint one or more inspectors of election to act at the meeting or any adjournment thereof. If an inspector or inspectors are not appointed, the person presiding at the meeting may, but need not, appoint one or more inspectors. In case any person who may be appointed as an inspector fails to appear or act, the vacancy may be filled by appointment made by the directors in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, if any, before entering upon discharge of his duties, shall take and sign an oath to execute faithfully the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspector or inspectors, if any, shall determine the number of shares of stock outstanding and the voting power of each, the shares of the stock represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the fairness to all stockholders. On request of the Chairman of the meeting, the inspector or inspectors, if any, shall make a report in writing of any challenge, question or matter determined by him or them and execute a certificate of any fact found by him or them.

      Section 8. Business and Order of Business. At each meeting of the stockholders such business may be transacted as may properly be brought before such meeting, whether or not such business is stated in the notice of meeting or in a waiver of notice thereof, except as expressly provided otherwise by law or by these By-Laws. The order of business at all meetings of stockholders shall be as follows:

      1.     Call to order.

      2.     Selection of secretary of the meeting.

      3.     Determination of quorum.

      4.     Appointment of voting inspectors.

      5.     Nomination and election of directors.

      6.     Other business.

      Section 9. Voting. Except as otherwise provided by law or by the Certificate of Incorporation, holders of Common Stock of the Corporation shall be entitled to vote upon matters to be voted upon by the stockholders. At each meeting of stockholders held for any purpose, each stockholder of record of stock entitled to vote thereat shall be entitled to vote the shares of such stock standing in his name on the books of the Corporation on the date determined in accordance with Section 11 of this Article II, each such share entitling him to one vote.

      If a quorum is present, the affirmative vote of the majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the stockholders, unless the vote of a greater number is required by law or the Certificate of Incorporation.

      The voting shall be by voice or by ballot as the Chairman may decide, except that upon demand for a vote by ballot on any question or election, made by any stockholder or his proxy present and entitled to vote on such question or election, such vote by ballot shall immediately be taken.

      Section 10. Voting List. The Secretary of the Corporation shall make, at least ten (10) days before each meeting of stockholders, a complete list of the stockholders entitled to vote at any such meeting or any adjournment thereof, with the address of and the number of shares held by each stockholder. Such list shall also be produced and kept open at the time and place of the meeting and shall be subject to inspection by any stockholder during the whole time of the meeting.
The original stock transfer books shall be PRIMA FACIE evidence as to who are the stockholders entitled to examine such list or transfer books or to vote at any meeting of stockholders.

      If the requirements of this Section 10 have not been substantially complied with, the meeting shall, on the demand of any stockholder in person or by proxy, be adjourned until the requirements are complied with.

      Section 11. Record Dates. The Board of Directors may fix in advance a date which shall not be more than fifty (50) nor less than ten (10) days prior to the date of any meeting of stockholders, or the date for payment of any dividend, or the date when any change or conversion or exchange of capital stock shall go into effect, or in connection with obtaining the consent of stockholders for any purpose, as a record date for the determination of the stockholders entitled to notice of, and to vote at, any such meeting and any adjournment thereof, or entitled to receive payment of any such dividend, or to any such allotment of rights, or to exercise the rights in respect of any such change, conversion or exchange of capital stock, or to give such consent; and in such case such stock-holders and only such stockholders as shall be stockholders of record on the date so fixed shall be entitled to such notice of, and to vote at, such meeting and any adjournment thereof, or to receive payment of such dividend or to receive such allotment of rights, or to exercise such rights, or given such consent, as the case may be, notwithstanding any transfer of any stock on the books of the Corporation after such record date fixed as aforesaid.

      If no record date is fixed for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders, or stockholders entitled to receive payment of a dividend, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of stockholders. When a determination of stockholders entitled to vote at any meeting of stockholders has been made as herein provided, such determination shall apply to any adjournment thereof.

      Section 12. Adjournment. Any meeting of stockholders, annual or special, may adjourn from time to time to reconvene at the same or some other place, and notice need not be given of any such adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting, the Corporation may transact any business which might have been transacted at the original meeting. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the meeting.

      Section 13. Action by Stockholders Without a Meeting. Whenever the vote of stockholders at a meeting thereof is required or permitted to be taken for or in connection with any corporate action by any provisions of the statutes or of the Certificate of Incorporation or these By-Laws, the meeting, notice of the meeting, and the vote of stockholders may be dispensed with if stockholders owning stock having not less than the minimum number of votes which, by statute, the Certificate of Incorporation or these By-Laws, is required to authorize such action at a meeting at which all shares entitled to vote thereon were present and voted shall consent in writing to such corporate action being taken; provided that prompt notice of the taking of such action must be given to those stockholders who have not consented in writing.

      Section 14. Certificates of Stock. Every stockholder of the Corporation shall be entitled to a certificate of certificates, certifying the number and class of shares of the stock of the Corporation owned by him. The Chairman of the Board of Directors, the President or any Vice-President and the Secretary or an Assistant Secretary, or any two officers of the Corporation designated by the Board of Directors, shall sign such certificates.

      Section 15. Lost Certificates. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representatives, to advertise the same in such manner as it shall require and/or to give the Corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

      Section 16. Transfer of Stock. Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

      Section 17. Proxies. At any meeting of the stockholders, each stockholder entitled to vote thereat may vote either in person or by proxy. Such proxy shall be in writing, subscribed by the stockholder or his duly authorized attorney, but need not be sealed, witnessed or acknowledged, and shall be filed with the Secretary at or before the meeting; provided, however, that no proxy shall be voted or acted upon after eleven months from its date, unless said proxy provides for a longer period.

                          ARTICLE III.  DIRECTORS

      Section 1. General Powers. The business and affairs of the Corporation shall be managed by the Board of Directors, and all corporate powers shall be exercised by the Board of Directors, except as otherwise expressly required by these By-Laws, by the Certificate of Incorporation, or by law.

      Section 2. Qualification, Number, Classification and Term of Office. Every director must be a citizen of the United States and have resided in the State of New York, or within one hundred miles of the location of the principal office of the Corporation, for at least one year immediately preceding his election, and must own $1,000.00 aggregate book value of Corporate Stock. The number of directors shall be not less than five nor more than twenty-five. A Board of Directors shall be elected in the manner provided in these By-Laws. Each director shall have one vote at any directors' meeting.

      The Board of Directors shall be divided into three classes: Class 1, Class 2 and Class 3, which shall be as nearly equal in number as possible. Each director shall serve for a term ending on the date of the third Annual Meeting of Shareowners following the Annual Meeting at which such director was elected; provided, however, that each initial director in Class 1 shall hold office until the Annual Meeting of Shareowners in 1987; each initial director in Class 2 shall hold office until the Annual Meeting of Shareowners in 1988; and each initial director in Class 3 shall hold office until the Annual Meeting of Shareowners in 1989.

      In the event of any increase or decrease in the authorized number of directors, (1) each director then serving as such shall nevertheless continue as a director of the class of which he is a member until the expiration of his current term, or his earlier resignation, removal from office or death, and (2) the newly created or eliminated directorships resulting from such increase or decrease shall be apportioned by the Board of Directors among the three classes of directors so as to maintain such classes as nearly equal as possible.

      Notwithstanding any of the foregoing provisions of this Section 2, each director shall serve until his successor is elected and qualified or until his earlier resignation, removal from office or death.

      This Article III, Section 2, shall not be altered, amended or repealed except by an affirmative vote of at least eighty (80%) of the total number of shareowners.

      Section 3. Election of Directors. At each meeting of the stockholders for the election of directors, a quorum being present, as defined in Section 5 of Article II, the election shall proceed as provided in these By-Laws and under applicable Delaware law. No election need be by written ballot.

      If the election of directors shall not be held on the day designated for any annual meeting or at any adjournment of such meeting, the Board of Directors shall cause the election to be held at a special meeting of the stockholders as soon thereafter as may be convenient.

      Nominations of candidates for election as directors of the Corporation must be made in writing and delivered to or received by the President of the Corporation within ten days notice of any Shareowners' meeting called for the election of directors. Such notification shall contain the name and address of the proposed nominee, the principal occupation of the proposed nominee, the number of shares of Common Stock that will be voted for the proposed nominee by the notifying shareowner, including shares to be voted by proxy, the name and residence of the notifying shareowner and the number of shares of Common Stock beneficially owned by the notifying shareowner.

      No person except Everett A. Gilmour shall be eligible for election or re-election as a director if he or she shall have attained the age of 72 years. Everett A. Gilmour shall not be eligible for election or re-election as director if he shall have attained the age of 74 years.

      Nominations not made in accordance herewith may be disregarded by the Chairman of the meeting.

      Section 4. Removal of Directors. Any director may be removed at any time, either with or without cause, by the affirmative vote of a majority in voting power of the stockholders of record entitled to elect a successor, and present in person or by proxy at a special meeting of such stockholders for which express notice of the intention to transact such business was given and at which a quorum shall be present.

      Section 5. Organization. The Board of Directors, by majority vote, may from time to time appoint a Chairman of the Board who shall preside over its meetings. The period and terms of the appointment shall be determined by the Board of Directors. The Secretary of the Corporation, or an Assistant Secretary, or, in the discretion of the Chairman, any person appointed by him, shall act as secretary of the meeting.

      Section 6. Place of Meeting, etc. The Board of Directors may hold its meetings at such place or places within or without the State of Delaware as the Board of Directors may from time to time, by resolution determine, or (unless contrary to resolution of the Board of Directors), at such place as shall be specified in the respective notices or waivers of notice thereof. Unless otherwise restricted by law or by the Certificate of Incorporation, members of the Board of Directors or any committee thereof may participate in a meeting of the Board of such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this Section 6 shall constitute presence at such meeting. The Chairman or any person appointed by him shall act as secretary of the meeting.

      Section 7. Annual Meeting. The Board of Directors may meet, without notice of such meeting, for the purpose of organization, the election of officers and the transaction of other business, on the same day as, at the place at which, and as soon as practicable after each annual meeting of stockholders is held. Such annual meeting of directors may be held at any other time or place specified in a notice given as hereinafter provided for special meetings of the Board of Directors, or in a waiver of notice thereof.

      Section 8. Regular Meetings. Regular meetings of the Board of Directors may be held at such times and places as may be fixed from time to time by action of the Board of Directors. Unless required by resolution of the Board of Directors, notice of any such meeting need not be given.

      Section 9. Special Meetings. Special meetings of the Board of Directors shall be held whenever called by the Chief Executive Officer, or by any three or more directors, or, at the direction of any of the foregoing, by the Secretary. Notice of each such meeting shall be mailed to each director, addressed to him at his residence or usual place of business, not less than three (3) days before the date on which the meeting is to be held; or such notice shall be sent to each director at such place by telegraph, cable, telephone or wireless, not less than twenty-four (24) hours before the time at which the meeting is to be held. Every such notice shall state the time and place of the meeting. Notice of any adjourned or recessed meeting of the directors need not be given.

      Section 10. Waivers of Notice of Meetings. Anything in these By-Laws or in any resolution adopted by the Board of Directors to the contrary notwithstanding, proper notice of any meeting of the Board of Directors shall be deemed to have been given to any director if such notice shall be waived by him in writing (including telegraph, cable or wireless) before or after the meeting. A director who attends a meeting shall be deemed to have had timely and proper notice thereof, unless he attends for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called.

      Section 11. Quorum and Manner of Acting. A majority of the directors shall constitute a quorum for the transaction of business. Except as may otherwise be expressly provided by these By-Laws, the act of a majority of the directors present at any meeting at which a quorum is present, shall be the act of the Board of Directors. In the absence of a quorum, a majority of the directors present may adjourn the meeting from time to time until a quorum be had. The directors shall act only as a Board and the individual directors shall have no power as such.

      Section 12. Resignations Any director of the Corporation may resign at any time, in writing, by notifying the Chief Executive Officer, or the President or the Secretary of the Corporation. Such resignation shall take effect at the time therein specified; and, unless otherwise specified, the acceptance of such resignation shall not be necessary to make it effective.

      Section 13.  Manner of Fixing the Number of Directors; Vacancies.

      The number of directors authorized to serve until the next annual meeting of stockholders of the Corporation shall be the number designated, at the annual meeting and prior to the election of directors, by the stockholders entitled to vote for the election of directors, by the stockholders entitled to vote for the election of directors at that meeting. Between annual meetings of the stockholders of the Corporation, the Board of Directors shall have the power to increase, by not more than three (3), the number of directors of the Corporation.

      Any vacancy in the Board of Directors, caused by death, resignation, removal, disqualification, increase in the number of directors, or any other cause (other than an increase by more than three (3) in the number of directors), may be filled by the majority vote of the remaining directors then in office, though less than a
quorum, at any regular meeting of the Board of Directors.   If, at the
time of the next election of directors by the stockholders, the term of office of any vacancy filled by the remaining directors has not expired, then the stockholders shall fill such vacancy for the remainder of the unexpired term. Any vacancy, including one caused by an increase in the number of directors, may be filled at a meeting called for such purpose, by vote of the stockholders.

      Section 14. Committees. The Board of Directors may, by resolution adopted by a vote of a majority of the number of directors at the time fixed by these By-Laws, designate a number of directors deemed appropriate in the aforesaid resolution to be a committee of limited authority.

      Regular meetings of any such committee, of which no notice shall be necessary, may be held at such times and in such places as shall be fixed by a majority of the committee. Special meetings of any such committee may be called at the request of the Chairman of the committee or any two (2) members of the committee. Notice of each special meeting of such a committee shall be given by the persons calling the same as provided by these By-Laws for special meetings of the full Board.

      The Chief Executive Officer will be voting member of all Committees of the Board of Directors, except the Audit Committee.

      A majority of any such committee shall constitute a quorum for the transaction of business, and the act of a majority of those present at any meeting at which a quorum is present shall be the act of the committee. Members of any such committee shall act only as a committee and the individual members shall have no power as such.

      The Board of Directors shall have the power, at any time, to change the members of, fill vacancies in, and discharge any such committee, either with or without cause. The appointment of any director to any such committee, if not sooner terminated, shall automatically terminate upon the expiration of his term as a director or upon the earlier cessation of his membership on the Board of Directors.

      Section 15. Directors' Action Without a Meeting. Unless otherwise provided by the Certificate of Incorporation, any action required to be taken at a meeting of the directors, or any action which may be taken at a meeting of the directors or of a committee, may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed before such action by all the directors, or all the members of the committee, as the case may be. Such consent shall have the same force and effect as a unanimous vote.

      Section 16. Compensation. Directors, as such, shall not receive any stated compensation for their services, but by resolution of the Board of Directors a fixed sum and expenses of attendance, if any, may be allowed for attendance at each meeting of the Board. Nothing in this section shall be construed to preclude a Director from serving the Corporation in any other capacity and receiving compensation therefor.

                           ARTICLE IV. OFFICERS

      Section 1. Officers. The officers of the Corporation shall be a Chairman of the Board of Directors, one or more Vice Chairmen of the Board of Directors, a President, a Treasurer and a Secretary, and where elected, on or more Vice-Presidents, and the holders of such other offices as may be established in accordance with the provisions of
Section 3 of this Article. Any two or more offices may be held by the same person; provided only, that the same person shall not hold the offices of Chairman and Secretary.

      Section 2. Election, Term of Office and Qualifications. The officers shall be elected annually by the Board of Directors, as soon as practicable after the annual election of directors in each year. Each officer shall hold office until his successor shall have been duly chosen and shall qualify, or until his death, resignation or removal in the manner hereinafter provided.

      Section 3. Subordinate Officers. The Board of Directors may from time to time establish offices in addition to those designated in
Section 1 of this Article IV with such duties as are provided in these By-Laws, or as they may from time to time determine.

      Section 4. Removal. Any officer may be removed, either with or without cause, by resolution declaring such removal to be in the best interests of the Corporation and adopted at any regular or special meeting of the Board of Directors by a majority of the directors then in office. Any such removal shall be without prejudice to the recovery of damages for breach of contract rights, if any, of the person removed. Election of appointment of an officer or agent shall not of itself, however, create contract rights.

      Section 5. Resignations. Any officer may resign at any time by giving written notice to the Board of Directors or the Chairman of the Board of Directors, the President or the Secretary of the Corporation. Any such resignation shall take effect at the date of receipt of such notice or at any later time therein specified; and, unless otherwise specified, the acceptance of such resignation shall not be necessary to make it effective. However, not resignation hereunder, or the acceptance thereof by the Board of Directors, shall prejudice the contract or the rights, if any, of the Corporation with respect to the person resigning.

      Section 6. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled for the unexpired portion of the term by the Board of Directors.

      Section 7. Compensation. Salaries or other compensation of the officers may be fixed from time to time by the Board of Directors or in such manner as it shall determine. No officer shall be prevented from receiving his salary by reason of the fact that he is also a director of the Corporation.

      Section 8. Chairman of the Board of Directors. Where there is a Chairman of the Board of Directors he shall be an officer and a director; and he may be the Chief Executive Officer of the Corporation and as such may have general supervision of the business of the Corporation, subject, however, to the control of the Board of Directors and of any duly authorized committee of directors. The Chief Executive Officer shall have full power and authority to cast any votes which the Corporation is entitled to cast as a shareholder of another corporation. Where there is no Chairman of the Board, or he is unable to discharge his duties, the powers of the Chairman shall be vested in the President. The Chairman of the Board shall preside at all meetings of stockholders and of the Board of Directors at which he is present.

      Section 9. Vice Chairman of the Board of Directors. The Vice Chairman shall be a director of the Corporation. In general, he shall perform all duties incident to the office of Vice Chairman and such other duties as may from time to time be designated to him by the Board of Directors or by any duly authorized committee of directors, and shall have such other powers and authorities as are conferred upon him elsewhere in these By-Laws.

      Section 10. President. The President shall be a director and may be the Chief Executive Officer or the Chief Operating Officer of the Corporation. In general, he shall perform all duties incident to the office of the President and such other duties as may from time to time be designated to him by the Board of Directors or by any duly authorized committee of directors, and shall have such other powers and authorities as are conferred upon him elsewhere in these By-Laws.

      Section 11. The Vice-Presidents. The Vice-Presidents shall perform such duties as from time to time may be assigned to them by the Board of Directors, or by any duly authorized committee of directors or by the President, and shall have such other powers and authorities as are conferred upon them elsewhere in these By-Laws.

      Section 12. Treasurer. Except as may otherwise be specifically provided by the Board of Directors or any duly authorized committee thereof, the Treasurer shall have the custody of, and be responsible for, all funds and securities of the Corporation; receive and receipt for money paid to the Corporation from any source whatsoever; deposit all such monies in the name of the Corporation in such banks, trust companies, or other depositories as shall be selected in accordance with the provisions of these By-Laws; against proper vouchers, cause such funds to be disbursed by check or draft on the authorized depositories of the Corporation signed in such manner as shall be determined in accordance with the provisions of these By-Laws; regularly enter or cause to be entered in books to be kept by him or under his direction, full and adequate accounts of all money received and paid by him for account of the Corporation; in general, perform all duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him by the Board of Directors, or by any duly authorized committee of directors, or by the Chief Executive Officer, and have such other powers and authorities as are conferred upon him elsewhere in these By-Laws.

      Section 13. Secretary. The Secretary shall act as Secretary of all meetings of the stockholders and of the Board of Directors of the Corporation; shall keep the minutes thereof in the proper books to be provided for that purpose; shall see that all notices required to be given by the Corporation are duly given and served; shall be the custodian of the seal of the Corporation and shall affix the seal or cause it to be affixed to all documents the execution of which on behalf of the Corporation under its seal is duly authorized in accordance with the provisions of these By-Laws; shall have charge of the books, records and papers of the Corporation relating to its organization and management as a corporation, and shall see that any reports or statements relating thereto, required by law or otherwise, are properly kept and filed; shall, in general, perform all the duties incident to the office of Secretary and such other duties as from time to time may be assigned to him by the Board of Directors, or by any duly authorized committee of directors or by the Chief Executive Officer, and shall have such other powers and authorities as are conferred upon him elsewhere in these By-Laws.

      Section 14. Assistant Treasurers and Assistant Secretaries. The Assistant Treasurers and Assistant Secretaries shall perform such duties as shall be assigned to them by the Treasurer and by the Secretary, respectively, or by the Board of Directors, or by any duly authorized committee of directors, or by the Chief Executive Officer, and shall have such other powers and authorities as are conferred upon them elsewhere in these By-Laws.

                        ARTICLE V. SHARES OF STOCK

      Section 1. Regulation. Subject to the terms of any contract of the Corporation, the Board of Directors may make such rules and regulations as it may deem expedient concerning the issue, transfer, and registration of certificates for shares of the stock of the Corporation, including the issue of new certificates for lost, stolen or destroyed certificates and including the appointment of transfer agents and registrars.

      Section 2. Stock Certificates. Certificates for shares of the stock of the Corporation shall be respectively numbered serially for each class of shares, or series thereof and, as they are issued, shall be impressed with the corporate seal or a facsimile thereof, and shall be signed by the Chairman of the Board, the Vice Chairman, the President or any Vice President and by the Secretary or any Assistant Secretary, or any two officers of the Corporation designated by the Board of Directors, provided that such signatures may be facsimiles on any certificate countersigned by a transfer agent other than the Corporation or its employee or by a registrar other than the Corporation or its employee. Each certificate shall exhibit the name of the Corporation, the class (or series of any class) and number of shares represented thereby and the name of the holder. Each certificate shall be otherwise in such form as may be prescribed by the Board of Directors.

           ARTICLE VI. INDEMNIFICATION OF DIRECTORS AND OFFICERS

      Section 1. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative (other than an action by or in the right of the Corporation), by reason of the fact that he is or was a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit, or proceeding if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit, or proceeding by judgment, order, settlement, conviction, or upon a plea of NOLO CONTENDERE or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in, or not opposed to, the best interests of the Corporation, and with respect to any criminal action or proceeding, the person had reasonable cause to believe that his conduct was unlawful.

      Section 2. The Corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action, suit or proceeding by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he is or was a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise, against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interest of the Corporation, except that no indemnification shall be made in respect of any claim, issue, or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the Corporation unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the court shall deem proper.

      Section 3. To the extent that a director or officer of the Corporation has been successful on the merits or otherwise in defense of any action, suit, or proceeding referred to in Sections 1 and 2 of this Article VI, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

      Section 4.  Any indemnification under Section 1 and 2 of this
Article VI (unless ordered by a court) shall be made by the Corporation only as authorized in the specific case upon a determination that indemnification of the director or officer proper in the circumstances because he has met the applicable standard of conduct set forth in Sections 1 and 2 of this Article VI. Such determination shall be made
(1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or, (2) is such a quorum is not obtainable, or, even if obtainable, if a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by the stockholders.

      Section 5. Expenses incurred by an officer or director in defending a civil or criminal action, suit, or proceeding shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding as authorized by the Board of Directors in the specific case upon receipt of an undertaking by or on behalf of such officer or director to repay such amount unless it shall ultimately be determined that he is entitled to be indemnified by the Corporation as authorized in this Article VI.

      Section 6. The indemnification provided by this Article VI shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any statutes, By-Laws, agreements, vote of stockholders or disinterested directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office. The indemnification provided by this Article VI shall continue as to a person who has ceased to be director or officer and shall inure to the benefit of the heirs, executors, and administrators of such a person.

      Section 7. The corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director or officer of the Corporation, or is or was serving at the request of the Corporation as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article VI.


                        ARTICLE VII. MISCELLANEOUS

      Section 1. Seal. The corporate seal of the Corporation shall contain the name of the Corporation, the year of its creation, and the words "Corporate Seal, Delaware," and shall be in such form as may be approved by the Board of Directors.

      Section 2. Fiscal Year. The fiscal year of the Corporation shall be as set by the Board of Directors.

      Section 3. Loans. Any officer or officers or agent or agents of the Corporation thereunto authorized by the Board of Directors or by any duly authorized committee of directors may effect loans or advances at any time for the Corporation, in the ordinary course of the Corporation's business, from any bank, trust company or other institution or from any firm, corporation or individual, and for such loans and advances may make, execute and deliver promissory notes, bonds or other certificates or evidences of indebtedness of the Corporation, and when authorized to do so may pledge and hypothecate or transfer any securities or other property of the Corporation as security for any such loans or advances. Such authority conferred by the Board of Directors or any duly authorized committee of directors may be general or confined to specific instances.

      Section 4. Checks, Drafts, Withdrawal of Securities, Safe Deposit Boxes, etc. All checks, drafts and other orders for payment of money out of the funds of the Corporation shall be signed on behalf of the Corporation in such manner as shall from time to time be determined by resolution of the Board of Directors or of any duly authorized committee of directors. The Corporation shall furnish to each depository, bank, custodian and entity providing safe deposit boxes, a certified copy of its resolution regarding the authorization of disbursements and the entry to safe deposit boxes or withdrawal of securities from safe keeping.

      Section 5. Deposits. The funds of the Corporation, not otherwise employed, shall be deposited from time to time to the order of the Corporation in such banks, trust companies or other depositories as the Board of Directors or any duly authorized committee of directors may from time to time select, or as may be selected by an officer or officers, or agent or agents, of the Corporation to whom such power may from time to time be delegated by the Board of Directors or any duly authorized committee of directors.

      Section 6. Contracts, etc., How Executed. The Chief Executive Officer, and those officers who are designated by resolution of the Board, shall be authorized to enter into any contract or execute and deliver any instrument in the name and on behalf of the Corporation, and such authority may be delegated in writing, in specific instances to such other officers, employees or agents as such authorized officers may designate.

      Section 7. Inspection of Books. Any stockholder, in person or by attorney or other agent, upon written demand stating the purpose thereof, shall have the right to examine, in person or by agent or attorney, at any reasonable time or times, for any proper purpose, the Corporation's books and records of accounts, minutes and record of stockholders, and to make extracts therefrom.

      Section 8. Voting of Stock or Other Securities Held. Unless otherwise provided by resolution of the Board of Directors, the Chief Executive Officer may from time to time appoint an attorney or attorneys or agent or agents of this Corporation, in the name and on behalf of this Corporation to cast the votes which this Corporation may be entitled to cast as a stockholder or otherwise in any other corporation, any of whose stock or securities may be held by this Corporation, at meetings of the holders of the stock or other securities of such other Corporations, or to consent in writing to any action by any such other corporation, and may instruct the person or persons so appointed as to the manner of casting such votes or giving such consent, and may executed or cause to be executed on behalf of this Corporation and under its corporate seal, or otherwise, such written proxies, consents, waivers or other instruments that they may deem necessary or proper in the premises; or the Chief Executive Officer may attend any meeting of the holders of stock or other securities of any such other corporation and thereat vote or exercise any or all other powers of this Corporation as the holder of such stock or other securities of such other corporation.

      Section 9. Notices. Whenever under the provision of the statutes or of the Certificate of Incorporation or of these By-Laws, notice is required to be given to any director or stockholder, it shall not be construed to mean personal notice, but such notice may be given in writing, by mail, by depositing the same in a post office or letter box, in a post-paid sealed wrapper, or by delivery to a telegraph company, addressed to such director or stockholder at such address as appears on the books of the Corporation, or, in default of other address, to such director or stockholder at the General Post Office in the City of Norwich, New York, and such notice shall be deemed to be given at the time when the same shall be thus mailed or delivered to a telegraph company.

      Section 10. Waivers of Notice. Whenever any notice is required to be given under the provisions of the statutes or of the Certificate of Incorporation, or of these By-Laws, a waiver thereof in writing signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                         ARTICLE VIII.  AMENDMENTS

      Section 1. By the Directors. The Board of Directors by a majority vote thereof shall have the power to make, alter, amend or repeal the By-Laws of the Corporation at any regular or special meeting of the Board of Directors. This power shall not be exercised by any committee of the Board of Directors.


      Section 2. By the Stockholders. All By-Laws shall be subject to amendment, alteration or repeal by the vote of a majority of the total number of issued and outstanding shares of Common Stock of the Corporation entitled to vote at any annual or special meeting. The stockholders, at any annual or special meeting, may provide that certain By-Laws by them adopted, approved or designated may not be amended, altered or repealed except by a certain specified percentage in interest of the stockholders or by a certain specified percentage in interest of a particular class of stockholders.


As amended through 11/15/94


EXHIBIT 10.1
NBT BANCORP INC. Employee Stock Ownership Plan Amended and Restated

                           NBT BANCORP, INC.

                     EMPLOYEE STOCK OWNERSHIP PLAN




Amended and restated as of January 1, 1989, including amendments adopted through December 31, 1994

                           TABLE OF CONTENTS

                                                                 Page

ARTICLE I - GENERAL PROVISIONS

1.01    Designation                                                 1
1.02    Effective Date                                              1
1.03    Purpose                                                     1

ARTICLE II - DEFINITIONS                                            2

ARTICLE III - ELIGIBILITY AND PARTICIPATION REQUIREMENTS

3.01    Eligibility                                                18
3.02    Becoming a Participant                                     18
3.03    Eligibility after Reemployment                             18
3.04    Eligibility Based on Service in Ineligible Classification  19

ARTICLE IV - CONTRIBUTIONS

4.01    General Rules Regarding Contributions                      20
4.02    Employer Contributions                                     21

ARTICLE V - ALLOCATIONS TO ACCOUNTS

5.01    Separate Accounts                                          22
5.02    Allocation of Contributions                                22
5.03    Allocation of Forfeitures                                  22
5.04    Suspense Subfund                                           23
5.05    Release from Suspense Subfund. . . . . . . . . . . . . . . 23
5.06    Allocation of Shares Released from Suspense Subfund. . . . 23
5.07    Limitations on Allocations to Certain Participants . . . . 23
5.08    Stock Dividends, Splits, Recapitalizations, Etc. . . . . . 24
5.09    Voting Rights24
5.10    Cash Dividends24

ARTICLE VI - BENEFICIARIES

6.01    Designation of a Beneficiary                               25
6.02    Spouse's Rights                                            25
6.03    Absence of a Designated Beneficiary                        26

                       TABLE OF CONTENTS (con't)

                                                                 Page

6.04    Beneficiaries' Rights. . . . . . . . . . . . . . . . . . . 27

ARTICLE VII - VESTING AND FORFEITURES

7.01    Vesting Schedule   28
7.02    Years of Service for Vesting                               29
7.03    Treatment of Prior Service after a Break in
          Service                                                  29
7.04    Forfeitures                                                30
7.05    Amendments Affecting Vesting Schedule                      31

ARTICLE VIII - DISTRIBUTION OF BENEFITS

8.01    Normal Retirement Benefit                                  33
8.02    Early Retirement Benefit                                   33
8.03    Disability Retirement Benefit                              34
8.04    Death Benefit                                              34
8.05    Benefits Following Termination of
          Employment                                               36

ARTICLE IX - DISTRIBUTION REQUIREMENTS

9.01    Distribution Election                                      39
9.02    Distribution Amount                                        39
9.03    Form of Distribution                                       39
9.04    Distribution Commencement                                  41
9.05    Diversification Distributions                              41
9.06    Compliance with Code Section 401(a)(9)                     42
9.07    Required Distribution to Participant                       42
9.08    Required Distribution to Beneficiary . . . . . . . . . .   43
9.09    Location of Participant or Beneficiary Unknown . . . . . . 44
9.10    Facility of Payment. . . . . . . . . . . . . . . . . . . . 44
9.11    TEFRA Election . . . . . . . . . . . . . . . . . . . . . . 45
9.12    Eligible Rollover Distributions. . . . . . . . . . . . . . 45
9.13    Tax Credit Shares. . . . . . . . . . . . . . . . . . . . . 46
9.14    Put Option on Distributed Shares . . . . . . . . . . . . . 46

                       TABLE OF CONTENTS (con't)

                                                                 Page

ARTICLE X - CLAIMS PROCEDURES

10.01   Claim for Benefits                                         48
10.02   Denial of Claim                                            48
10.03   Request for Review of Denial                               48
10.04   Review Decision                                            49

ARTICLE XI - ADMINISTRATION

11.01   Plan Administrator . . . . . . . . . . . . . . . . . . .   50
11.02   Fiduciary and Administrative Duties. . . . . . . . . . .   50
11.03   General Powers and Discretion of Plan
          Administrator. . . . . . . . . . . . . . . . . . . . .   51
11.04   Administration of the Trust Fund                           52
11.05   Delegation of Powers                                       52
11.06   Appointment of Professional Assistants and
          Investment Managers                                      52
11.07   Records                                                    53
11.08   Notice of Rollover Treatment                               53
11.09   Responsibility of Fiduciaries                              53
11.10   Indemnity by Employer                                      53
11.11   Payment of Fees and Expenses                               53
11.12   ERISA Reporting and Disclosure                             54
11.13   Service of Legal Process                                   54
11.14   Funding Policy for Trust Fund                              54
11.15   Allocation of Trust Fund Increases and Decreases . . . . . 54

ARTICLE XII - LIMITATIONS ON ALLOCATIONS

12.01   General Rules                                              56
12.02   Code Section 415 Limitations                               56
12.03   Reduction of Allocations                                   57
12.04   Reduction of Excess Amounts                                58
12.05   Adjustments for Multiple Defined Contribution
          and Other Specified Plans                                59
12.06   Adjustments for Participant in Defined
          Benefit Plan                                             60

                       TABLE OF CONTENTS (con't)

                                                                 Page

ARTICLE XIII - DISCONTINUANCE OF CONTRIBUTIONS,
  TERMINATION, AMENDMENT, AND MERGER

13.01   Discontinuance of Contributions                            63
13.02   Termination of Plan and Trust                              63
13.03   Benefits upon Termination or Discontinuance
          of Contributions                                         63
13.04   Amendments                                                 63
13.05   Merger, Consolidation, or Transfer of Assets               64

ARTICLE XIV - QUALIFIED DOMESTIC RELATIONS ORDERS

14.01   General                                                    65
14.02   Required Provisions                                        65
14.03   Prohibited Provisions                                      65
14.04   Exception for Certain Payments Made after
          Earliest Retirement Age                                  65
14.05   Plan Procedures with Respect to Domestic
          Relations Orders                                         66

ARTICLE XV - TOP-HEAVY REQUIREMENTS

15.01   General Rules                                              68
15.02   Determination of Top-Heaviness                             69
15.03   Top-Heavy Vesting Schedule                                 71
15.04   Minimum Required Contribution                              72
15.05   Maximum Annual Addition under Super
          Top-Heavy Plan                                           73

ARTICLE XVI - MISCELLANEOUS PROVISIONS

16.01   No Alienation or Assignment                                74
16.02   Adoption of Plan by Another Employer                       74
16.03   Status of Employment Relations                             74
16.04   Benefits Payable by Trust                                  74
16.05   Finality of Contribution                                   74
16.06   Failure of Qualification                                   75
16.07   Control of Trades or Business
           by Owner-Employer                                       75

                       TABLE OF CONTENTS (con't)

                                                                 Page

16.08   Headings Not Part of This Plan                             76
16.09   Gender and Number                                          76
16.10   Applicable Law                                             76

                               ARTICLE I

                          GENERAL PROVISIONS

 1.01 Designation. This Plan, previously designated The National Bank and Trust Company of Norwich Employee Stock Ownership Plan, is designated the NBT BANCORP, INC. EMPLOYEE STOCK OWNERSHIP PLAN. The Plan and Trust are intended to qualify as a stock bonus plan and trust which are qualified and exempt from taxation under Code Sections 401(a) and 501(a), and as an employee stock ownership plan under Code Section 4975(e)(7), designated to invest primarily in Shares.

 1.02 Effective Date. This Plan originally became effective on January 1, 1979. It was subsequently amended and restated as of January 1, 1984. The Employer hereby amends and restates the Plan, effective January 1, 1989 ("Effective Date"), unless a different effective date is otherwise stated, in accordance with the following terms and conditions. This restatement governs the rights of all Employees who have an Hour of Service with the Employer on or after the Effective Date. The rights of any former Employee who does not have an Hour of Service on or after the Effective Date shall be governed by the provisions of the Predecessor Plan in effect when he terminated employment, unless otherwise provided in this Plan or required by law.

 1.03 Purpose. The purpose of this Plan is to provide benefits for Participants and Beneficiaries (including any Alternate Payees). Contributions to the Plan, and any income, shall be used for the exclusive benefit of Participants and Beneficiaries and shall not be used for, or diverted to, any other purpose.

                              ARTICLE II

                              DEFINITIONS

  The following terms shall have the following meanings in and for this Plan.

 2.01 Account or Accounts shall mean the recordkeeping account or accounts of a Participant that are the subject of the Section in which the term is being used. When not limited by the context, "Accounts" means all accounts of a Participant.

 2.02 Adjustment Factor shall mean the cost of living adjustment factor prescribed by the Secretary of the Treasury under Code Sec-tion 415(d).

 2.03 Affiliated Employer shall mean (a) a member of a "controlled group of corporations" or group of trades or businesses under common control (as defined in Code Section 414(b) and (c)) of which the Employer is a member, (b) a member of an affiliated service group (as defined in Code Section 414(m)), which includes the Employer, and (c) any other entity that must be aggregated with the Employer pursuant to Code Section 414(o). The term "controlled group of corporations" has the meaning given in Code Section 1563(a), but determined without regard to Code Sections 1563(a)(4) and (e)(3)(C). Further, for purposes of applying the Code Section 415 limitations in Article XII, Code Section 1563(a)(1) shall be applied by sub-stituting the phrase "more than 50 percent" for the phrase "at least 80 percent," each place that phrase appears. If an Affiliated Employer is also an Employer maintaining the Plan, the provisions of the Plan shall apply to that entity as an Employer, rather than only as an Affiliated Employer.

 2.04 Alternate Payee shall mean any spouse, former spouse, child or other dependent of a Participant who is recognized by a Domestic Relations Order as having a right to receive all, or a portion of, a Participant's Benefit.

 2.05 Annual Additions shall mean the total amounts that are allocated to a Participant's Accounts for a Limitation Year under this Plan, and any amounts allocated under any other tax-qualified plans of the Employer on behalf of the Participant, as further defined in Section 12.02.

 2.06 Annuity Starting Date shall mean the first day of the first period for which an amount is paid to a Participant in any form, including the payment of disability retirement benefits.

 2.07 Beneficiary shall mean any person properly designated by a Participant pursuant to Article VI to receive any Benefits payable after the Participant's death.

 2.08 Benefit shall mean the benefit a Participant is eligible to receive under this Plan upon the occurrence of specified events.

 2.09 Board of Directors shall mean the Board of Directors of the Employer.

 2.10 Break in Service or One-Year Break in Service shall mean a computation period during which a Participant is credited with less than 501 Hours of Service.

 2.11 Code shall mean the Internal Revenue Code of 1986, as amended from time to time, and implementing Regulations and rulings.
References to any Section of the Code shall include any successor provision.

 2.12 Compensation shall mean remuneration paid for a Plan Year by the Employer to a Participant in the form of base salary or wages, commissions, overtime, and cash bonuses; provided that, for Plan Years that begin prior to January 1, 1995, Compensation shall include remuneration in the form of severance pay and for Plan Years beginning before October 1, 1993, Compensation shall not include remuneration in the form of commissions. For all years, Compensation shall include any amount contributed by the Employer at the direction of the Participant pursuant to a salary reduction agreement, which amount is not includable in the Participant's gross income under Code Section 125 (cafeteria plans) or Code Section 402(a)(8) ("401(k)" plans). Compensation shall not include any other form of remuneration regardless of the manner calculated or paid.

For the Plan Year in which an Employee first becomes a Participant, the term "Compensation" shall mean only the Compensation he receives after the date he satisfies the eligibility requirements to participate in the Plan.

The annual Compensation of each Participant taken into account under the Plan for any Plan Year beginning after December 31, 1988 and before January 1, 1994 shall not exceed $200,000. Each January 1, beginning in 1990 and ending in 1993, this amount shall be adjusted by the Adjustment Factor, using 1989 as the base period. The adjusted Compensation limitation shall be effective for Plan Years beginning within the calendar year of the adjustment.

For Plan Years beginning on or after January 1, 1994, the annual Compensation of each Employee taken into account under the Plan shall not exceed $150,000, as adjusted by the Commissioner of the Internal Revenue Service for increases in the cost of living in accordance with Section 401(a)(17)(B) of the Code. The cost-of-living adjustment in effect for a calendar year applies to any period, not exceeding 12 months, over which Compensation is determined (determination period) beginning in such calendar year. If a determination period consists of fewer than 12 months, the $150,000 limit will be multiplied by a fraction, the numerator of which is the number of months in the determination period, and the denominator of which is 12.

In applying the $200,000 and $150,000 limitations, the Compensation of a Participant who is (i) a Five Percent Owner, or (ii) a Highly Compensated Employee and one of the ten most Highly Compensated Employees, ranked on the basis of compensation (within the meaning of Code Section 414(q)(7)) paid by the Employer during the Plan Year, shall be treated as including the Compensation of his Spouse and any lineal descendants who have not attained age 19 before the close of the Plan Year (but only if his Spouse or lineal descendant also is an Employee). If, as a result of the application of such rules, the $200,000 limitation or the $150,000 limitation is exceeded, then (except for purposes of determining the portion of Compensation included in "Covered Compensation" defined in Article
VII), the limitation shall be prorated among the affected individuals, in proportion to each such individual's Compensation as determined under this Section prior to the application of the limitation.

 2.13 Defined Benefit Dollar Limitation shall mean the dollar limitation in effect under Code Section 415(b)(1)(A), specifically, $90,000, as adjusted each January 1 by the Adjustment Factor. Any adjusted limitation shall apply to Limitation Years ending with or within the calendar year of the adjustment.

 2.14 Defined Benefit Fraction shall mean the fraction defined in Code Section 415(e)(2) that is used, with the Defined Contribution Fraction, to determine the Maximum Annual Addition for a Participant who also has participated in a Defined Benefit Plan of the Employer or an Affiliated Employer.

 2.15 Defined Benefit Plan shall mean any qualified retirement plan under Code Section 401(a) that does not meet the definition of a Defined Contribution Plan.

 2.16 Defined Contribution Dollar Limitation shall mean $30,000, or, if greater, 25 percent of the dollar limitation in effect under Code Section 415(b)(1)(A). For Plan Years beginning prior to July 13, 1989, the Defined Contribution Dollar Limitation shall be modified to the extent provided by Code Section 415(c)(6) (as in effect for such years).

  2.17 Defined Contribution Fraction shall mean the fraction defined in Code Section 415(e)(3) that is used, with the Defined Benefit Fraction, to determine the Maximum Annual Addition for a Participant who also has participated in a Defined Benefit Plan of the Employer or an Affiliated Employer.

  2.18 Defined Contribution Plan shall mean a retirement plan that provides individual accounts for each participant and benefits based solely on (a) the amount contributed to a participant's accounts, and (b) any income, expenses, gains, losses, and forfeitures of accounts of other participants that are allocated to a participant's accounts.

  2.19 Determination Date shall mean, with respect to any Plan Year, the last day of the preceding Plan Year. In the case of a first
Plan Year, the Determination Date shall be the last day of that Plan
Year.

  2.20 Disability Retirement Date shall mean the date that the Participant terminates employment with the Employer by reason of his Total and Permanent Disability.

  2.21 Domestic Relations Order shall mean any judgment, decree, or order (including approval of a property settlement agreement) which
(a) relates to the provision of child support, alimony payments or marital property rights to a spouse, child or other dependent of a Participant, and (b) is made pursuant to a state domestic relations law (including a community property law).

  2.22  Early Retirement Age shall mean age 55.

  2.23 Early Retirement Date shall mean the date of a Participant's Retirement, before his Normal Retirement Date, on or after the date he attains age 55 and completes ten (10) Years of Service.

  2.24  Effective Date shall mean January 1, 1989.

  2.25 Employee shall mean any person who receives compensation for personal services, other than a retainer or fee under a contract, from the Employer of the Employee. Any Leased Employees shall be considered Employees solely for the purposes specified in Code
Section 414(n). Leased Employees shall not be eligible to participate in the Plan.

  2.26 Employer shall mean NBT Bancorp, Inc., The National Bank and Trust Company (formerly known as The National Bank and Trust Company of Norwich), and any Affiliated Employer that adopts this Plan. Notwithstanding the preceding sentence, the term Employer means The National Bank and Trust Company for purposes of Plan administration, and NBT Bancorp, Inc. for purposes of Sections 13.02 and 13.04.

 2.27 Employer Contribution shall mean any discretionary contribution by the Employer that is made to the Plan if Sections
4.01 and 4.02 provide for such contributions to be made to the Plan. "Employer Contribution Account" shall mean the Account maintained to record Employer Contributions for a Participant.

 2.28   Entry Date shall mean January 1, April 1, July 1, and October
1.

 2.29 ERISA shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, and implementing regulations and rulings. References to any Section of ERISA shall include any successor provision.

 2.30 Exempt Loan shall mean any loan to the Trust not prohibited by Code Section 4975, the proceeds of which are used to finance the Trust's acquisition of Shares or to refinance such a loan.

 2.31 Family Member shall mean, with respect to any Employee, the Employee's Spouse, lineal ascendants and descendants and the spouses of such lineal ascendants and descendants.

 2.32 Fiscal Year shall mean the taxable year of the Employer, and shall be the twelve month period beginning on January 1 and ending on December 31.

 2.33   Five Percent Owner shall mean, as further defined in Code
Section 416(i), any person who owns, or is considered as owning under the constructive ownership rules of Code Section 318, more than five percent of the outstanding stock of the Employer or stock possessing more than five percent of the total combined voting power of all stock of the Employer. However, the constructive ownership rules in Code Section 318(a)(2)(C) shall be applied by substituting "five percent" for "50 percent." If the Employer is not a corpora-tion, any person who owns more than five percent of the capital or profits interest in such organization is a Five Percent Owner.

 2.34 Highly Compensated Employee shall mean a highly compensated employee within the meaning of Code Section 414(q), for Plan Years beginning after December 31, 1986. As set forth below, the term "Highly Compensated Employee" includes highly compensated active employees and highly compensated former employees. In the following subsections, the term "determination year" means the current Plan Year and the term "look-back year" means the twelve-month period immediately preceding the determination year.

 a. Highly Compensated Active Employee: A highly compensated active employee includes any Employee who performs service for the Employer during the determination year and who:

       i. Received compensation in excess of $75,000, as adjusted by the Adjustment Factor, during the look-back year;

      ii. Received compensation in excess of $50,000, as adjusted by the Adjustment Factor, during the look-back year, and was a member of the top-paid group for such year (generally, the top 20 percent of employees ranked on the basis of compensation);

     iii. Was an officer (as defined in Code Section 416(i)) of the Employer and received compensation during the look-back year that is greater than 50 percent of the Defined Benefit Dollar Limitation in effect during the year (if no officer has satisfied this compensation requirement, the highest-paid officer shall be treated as a Highly Compensated Employee);

      iv.     Is described in the above subsections if the term
              "determination year" is substituted for the term "look-back year", and the Employee is one of the 100
              Employees who received the most compensation from the Employer during the determination year; or

       v. Was a Five Percent Owner at any time during the look-back year or determination year.

 b. Highly Compensated Former Employee: A highly compensated former employee includes any Employee who separated from service (or was deemed to have separated) prior to the determination year, performs no service for the Employer during the determination year and was a highly compensated active employee for either the separation year or any determination year ending on or after the Employee's 55th birthday.

 c. Family Member Aggregation Rule: If an Employee is, during a determination year or look-back year, a Family Member of either:
(i) a Five Percent Owner who is an active or former Employee or
(ii) a Highly Compensated Employee who is one of the ten most Highly Compensated Employees ranked on the basis of compensation paid by the Employer during such year, then the Family Member and the Five Percent Owner or top-ten Highly Compensated Employee shall be aggregated. In such case, the Family Member and Five Percent Owner or top-ten Highly Compensated Employee shall be treated as a single Employee receiving compensation and Plan contributions or benefits equal to the sum of such compensation and contributions or benefits of the Family Member and Five Percent Owner or top-ten Highly Compensated Employee.

 d. Incorporation of Section 414(q): The determination of who is a Highly Compensated Employee under the above rules, including the determinations of the number and identity of employees in the top-paid group, the top 100 employees, the number of employees treated as officers and the compensation that is considered, shall be made in accordance with Code Section 414(q) and implementing Regulations, which are hereby incorporated by reference.

 2.35   Highly Compensated Participant shall mean a Highly
Compensated Employee who has satisfied the eligibility requirements in Article III.

 2.36 Hour of Service shall mean an hour determined in accordance with the following provisions. In this definition, the term "computation period" means the Plan Year, with the following exception. To the extent that a "Year of Service" is defined as a different period for eligibility purposes, that period shall be considered a computation period in crediting Hours of Service for eligibility.

  a. General Rules for Crediting Hours: For all purposes under the Plan, an Employee shall be credited with an Hour of Service for all of the following:

       i. Each hour for which the Employee is paid, or entitled to payment, for the performance of duties for the Employer. These hours will be credited to the Employee for the computation period in which the duties are performed.

      ii. Each hour for which the Employee is paid, or entitled to payment, by the Employer, on account of a period during which no duties are performed (whether or not the employment relationship has terminated), due to vacation, holiday, illness, incapacity (including disa-bility), layoff, jury duty, military duty or leave of absence. No more than 501 Hours of Service shall be credited under this subsection for any single, continuous period, whether or not such period occurs in a single computation period.

     iii. Each hour for which back pay (irrespective of mitigation of damages) is either awarded or agreed to by the Employer. The same Hours of Service will not be credited both under subsection (i) or (ii), whichever is applicable, and this subsection (iii). Under this subsection, Hours of Service will be credited to the Employee for the computation period to which the award or agreement pertains, rather than the computation period in which the award, agreement or payment is made.

Hours under this subsection shall be calculated and credited pursu-ant to Department of Labor Regulation 2530.200b-2(b) and (c), which is incorporated herein by reference.

  b.    Crediting Hours for Certain Leaves to Prevent Break in
Service: Solely to determine whether a Break in Service has occurred, an Employee who is absent from work for maternity or paternity reasons, or is on a leave of absence taken in accordance with the Family and Medical Leave Act, shall receive credit for the Hours of Service that would otherwise have been credited to the Employee but for such absence. In any case in which such hours cannot be determined, eight Hours of Service per day of such absence shall be credited.

       i. The Hours of Service credited under this subsection shall be credited in the computation period in which the absence begins, if necessary to prevent a Break in Service in that period. In all other cases, the Hours of Service shall be credited to the next computation period.

      ii. For purposes of this subsection, an absence from work for maternity or paternity reasons means an absence by reason of (A) the Employee's pregnancy, (B) the birth of the Employee's child or the placement of a child with the Employee in connection with the Employee's adoption of the child, or (C) the Employee caring for the child for a period immediately following such birth or placement.

     iii. In order to be credited with Hours of Service under this subsection, the Employee must provide the Plan Administrator with proof that the period of absence is for a reason specified in subsection (ii) above.

  c. An Employee for whom hours are not normally kept shall receive credit for 45 Hours of Service for each weekly pay period during which the Employee performs one Hour of Service under the conditions described in subsection (a)(i) or (ii) above.

  d. For eligibility and vesting purposes, Hours of Service shall also be credited for employment with any Affiliated Employer.

  e. For eligibility and vesting purposes hereunder, Hours of Service shall include each hour for which an Employee, who was employed by any banking institution or banking facility as of the date immediately preceding the date of the Employer's acquisition of that institution or facility (and which acquisition occurred on or before December 31, 1994), was credited with an hour of service under the terms of such former employer's tax-qualified retirement plan as of the date immediately preceding the date of the Employer's acquisition of the institution or facility.

  f. Hours of Service shall be granted for eligibility and vesting purposes during a period of military service which does not exceed two years in duration. Hours of Service shall be credited on the basis of the Employee's normal workweek when such leave commenced. For purposes of this subsection (f), military service is service with the Armed Forces of the United States during periods of war, national emergency or conscription, subject to the condition that the Employee returns to active employment with the Employer within the period his reemployment rights are protected by applicable law.

  g. Except to the extent required by subsection (a)(ii) above, Hours of Service shall not be granted for any purpose under the Plan as a result of an Employee's receipt of severance pay from the Employer.

 2.37 Investment Manager shall mean any party described in the following sentence that is appointed as an Investment Manager pursuant to Section 11.06, and that acknowledges in writing that it is a fiduciary with respect to the Plan. An Investment Manager can be a party that is either: (a) registered as an investment adviser under the Investment Advisers Act of 1940; (b) a bank, as defined in that Act; or (c) an insurance company qualified to manage, acquire and dispose of Plan assets under the laws of more than one state.

 2.38 Key Employee shall mean an employee within the meaning of Code Section 416(i). As further set forth in that Code Section, any employee or former employee or beneficiary will be considered a Key Employee if, for the Plan Year that contains the Determination Date or any of the four preceding Plan Years, the employee is:

 a. An officer (within the meaning of Code Section 416(i)) having "annual compensation" from the Employer greater than 50 percent of the Defined Benefit Dollar Limitation for any such Plan Year;

 b. An owner (or considered an owner under Code Section 318) of one of the ten largest interests in the Employer, who has "annual compensation" from the Employer greater than the dollar limitation in effect under Code Section 415(c)(1)(A) (currently $30,000);

 c.     A Five Percent Owner; or

 d. A One Percent Owner with "annual compensation" from the Employer of more than $150,000.

For purposes of this definition, "annual compensation" means
Limitation Year Compensation, plus any amounts contributed by the Employer pursuant to a salary reduction agreement which are excludable from the Employee's gross income under Code Sections 125, 402(a)(8), 402(h) or 403(b).

 2.39 Leased Employee shall mean any person (other than an Employee of the recipient) who, pursuant to an agreement between the recipient and any other person ("Leasing Organization") has performed services for the recipient (or for the recipient and related persons determined in accordance with Code Section
414(n)(6)) on a substantially full time basis for a period of at least one year, and such services are of a type historically performed by employees in the business field of the recipient Employer. Contributions or benefits provided a Leased Employee by the leasing organization which are attributable to services performed for the recipient Employer shall be treated as provided by the recipient Employer.

        A Leased Employee shall not be considered an Employee of the recipient Employer if: (a) such employee is covered by a money purchase pension plan providing: (i) a nonintegrated employer contribution rate of at least ten percent of compensation, as defined in Code Section 415(c)(3), but including amounts contributed pursuant to a salary reduction agreement which are excludable from the employee's gross income under Code Sections 125, 402(a)(8), 402(h) or 403(b); (ii) immediate participation, and (iii) full and immediate vesting; and (b) Leased Employees do not constitute more than twenty percent of the recipient Employer's non-highly compensated workforce.

 2.40   Limitation Year shall mean the calendar year.

 2.41 Limitation Year Compensation shall mean wages, salaries, and fees for professional services and other amounts received (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Employer to the extent that the amounts are includable in gross income (including, but not limited to, commissions paid salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips, bonuses, fringe benefits, reimbursements, and expense allowances), and excluding the following:

 a. Employer contributions to a plan of deferred compensation, which are not includable in the Employee's gross income for the taxable year in which contributed, or Employer contributions under a simplified employee pension plan to the extent such contributions are deductible by the Employee, or any distributions from a plan of deferred compensation;

 b. Amounts realized from the exercise of a non-qualified stock option, or when restricted stock (or property) held by the Employee either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

 c. Amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option; and

 d.     Other amounts which received special tax benefits.

Notwithstanding the above definition, for a self-employed individual that participates in the Plan (if any), Limitation Year Compensation shall mean the net earnings from self-employment in the trade or business with respect to which the Plan is established, for which personal services of the individual are a material income-producing factor. Net earnings will be determined without regard to items not included in gross income and the deductions allocable to such items. Net earnings are reduced by contributions by the Employer to a qualified plan to the extent deductible under Code Section 404. Net earnings shall be determined with regard to the deduction allowed to the taxpayer by Code Section 164(f) for taxable years beginning after December 31, 1989.

 2.42   Maximum Annual Addition shall mean the greatest Annual
Addition that can be allocated to the Accounts of a Participant for a Limitation Year.

 2.43 Minimum Required Contribution shall mean the contribution described in Article XV that must be provided to Non-Key Employees if the Plan is Top-Heavy for a Plan Year.

 2.44 Minimum Vesting Schedule shall mean the vesting schedule required by Section 15.03 if the Plan becomes Top-Heavy for one or more Plan Years.

 2.45 Non-Highly Compensated Employee shall mean an Employee who is not a Highly Compensated Employee.

 2.46 Non-Highly Compensated Participant shall mean a Non-Highly Compensated Employee who has satisfied the eligibility requirements in Article III, and who is not a Family Member of a Highly
Compensated Participant.

 2.47   Non-Key Employee shall mean an Employee who is not a Key
Employee.

 2.48 Non-Vested Participant shall mean a Participant who is not a Vested Participant.

 2.49 Normal Retirement Age or Normal Retirement Date shall mean the date upon which a Participant attains age 65.

 2.50 One Percent Owner shall mean, as further defined in Code Sec-tion 416(i), any person who owns, or is considered as owning under the constructive ownership rules of Code Section 318, more than one percent of the outstanding stock of the Employer or stock possessing more than one percent of the total combined voting power of all stock of the Employer. However, the constructive ownership rules in Code Section 318(a)(2)(C) shall be applied by substituting "one percent" for "50 percent." If the Employer is not a corporation, any person who owns more than one percent of the capital or profits interest in such organization is a One Percent Owner.

 2.51 Participant shall mean an Employee who becomes a Participant in the Plan as provided in Article III.

 2.52 Permissive Aggregation Group shall mean a group of plans maintained by the Employer and any Affiliated Employer which may be aggregated in determining whether the Plan is Top-Heavy, as further defined in Section 15.02 of the Plan.

 2.53   Plan shall mean the NBT Bancorp, Inc. Employee Stock
Ownership Plan, as amended from time to time. Prior to January 1, 1995, the name of the Plan was The National Bank and Trust Company of Norwich Employee Stock Ownership Plan.

 2.54 Plan Administrator shall mean the person, committee or other entity appointed to administer the Plan in accordance with Article
XI. The Plan Administrator shall be the "named fiduciary" for the management, operation and administration of the Plan, within the meaning of Section 402(a) of ERISA.

 2.55 Plan Year shall mean the twelve-month period beginning on January 1 and ending on December 31.

 2.56 Predecessor Plan shall mean any prior statement (or restatement) of the Plan that is being amended and restated by this document.

 2.57 Qualified Domestic Relations Order shall mean a Domestic Relations Order that creates or recognizes the existence of an Alternate Payee's right to, or assigns to an Alternate Payee the right to, receive all or a portion of the Benefits that would otherwise be payable with respect to a Participant under the Plan, and that meets the requirements described in Article XIV.

 2.58 Qualified Joint and Survivor Annuity shall mean an immediate annuity for the life of the Participant with a survivor annuity for the life of the Participant's Spouse, which is not less than fifty percent (50%) nor more than one hundred percent (100%) of the amount of the annuity payments payable during the joint lives of the Participant and his Spouse, and which can be purchased with the Participant's Vested Account balance pursuant to Section 9.03.

 2.59 Qualified Preretirement Survivor Annuity shall mean an annuity for the life of the Participant's Spouse following the Participant's death prior to his Annuity Starting Date which is actuarially equivalent to not less than fifty percent (50%) of the Participant's Vested Account balance as of the date of his death pursuant to Section 8.04.

 2.60 Regulation(s) shall mean the Income Tax Regulations promul-gated by the Secretary of the Treasury or his delegate, as amended from time to time, including proposed and temporary Regulations. References to any Section of the Regulations shall include any successor provision.

 2.61 Required Aggregation Group shall mean a group of plans main-tained by the Employer and any Affiliated Employer which must be aggregated in determining whether the Plan is Top-Heavy, as further defined in Section 15.02 of the Plan.

 2.62 Required Beginning Date shall mean the date when distribu-tions must begin to a Participant, as further defined in Article IX of the Plan.

 2.63 Retirement shall mean voluntary termination of employment with the Employer for a reason other than death, after a Participant has fulfilled all requirements for a normal or early retirement benefit.

 2.64 Shares shall mean any common stock issued by the Employer (or by a corporation which is a member of the same controlled group as the Employer) having a combination of voting power and dividend rights equal to or in excess of:

        a. that class of common stock of the Employer (or of any other corporation which is a member of the same controlled group as the Employer) having the greatest voting power, and

        b. that class of common stock of the Employer (or of any other corporation which is a member of the same controlled group as the Employer) having the greatest dividend rights.

 2.65 Spouse or Surviving Spouse shall mean the lawful wife of a male Participant or the lawful husband of a female Participant. Notwithstanding the preceding sentence, a former spouse shall be treated as the Spouse or Surviving Spouse, and a current spouse shall not be treated as the Spouse or Surviving Spouse, to the extent provided under a Qualified Domestic Relations Order.

 2.66 Super Top-Heavy Plan shall mean a plan for which the Top-Heavy Ratio exceeds 90 percent. As stated in Article XV, if the Plan is Super Top-Heavy and the Employer has also maintained a Defined Benefit Plan, the denominators in the Defined Benefit Fraction and the Defined Contribution Fraction must be reduced when calculating the Maximum Annual Addition for individuals who have participated in both plans.

 2.67 Suspense Subfund shall mean the subfund established as part of the Trust Fund to hold shares purchased with the proceeds of an Exempt Loan pending the allocation of such Shares to individual
Accounts.

 2.68 Top-Heavy shall mean the status of the Plan when it is a Top-Heavy Plan (or a Super Top-Heavy Plan).

 2.69 Top-Heavy Plan shall mean a plan, for any plan years beginning after December 31, 1983, if any of the following conditions exist:

  a. If the Top-Heavy Ratio for this Plan exceeds 60 percent and this Plan is not part of a Required Aggregation Group or Permissive Aggregation Group of plans;

  b. If this Plan is a part of a Required Aggregation Group of plans but not part of a Permissive Aggregation Group and the Top-
Heavy Ratio for the group of plans exceeds 60 percent; or

  c. If this Plan is a part of a Required Aggregation Group and part of a Permissive Aggregation Group of plans and the Top-Heavy
Ratio for the Permissive Aggregation Group exceeds 60 percent.

 2.70   Top-Heavy Ratio shall mean:

  a. If the Employer maintains one or more Defined Contribution Plans (including any simplified employee pension plan) and the Employer has not maintained any Defined Benefit Plan which during the five year period ending on the Determination Date(s) has or has had accrued benefits, the Top-Heavy Ratio for this Plan alone or for the Required or Permissive Aggregation Group, as appropriate, is a fraction, the numerator of which is the sum of the account balances of all Key Employees as of the Determination Date(s) (including any part of any Account balance distributed in the five year period ending on the Determination Date(s)), and the denominator of which is the sum of all account balances (including any part of any account balance distributed in the five year period ending on the Determination Date(s)), both computed in accordance with Code
Section 416 and the Regulations thereunder. Both the numerator and denominator of the Top-Heavy Ratio are increased to reflect any contribution not actually made as of the Determination Date, but which is required to be taken into account on that date under Code
Section 416 and the Regulations thereunder.

  b. If the Employer maintains one or more Defined Contribution Plans (including any simplified employee pension plan) and the Employer maintains or has maintained one or more Defined Benefit Plans which during the five year period ending on the Determination Date(s) has or has had any accrued benefits, the Top-Heavy Ratio for any Required or Permissive Aggregation Group, as appropriate, is a fraction, the numerator of which is the sum of the account balances under the aggregated Defined Contribution Plan or plans for all Key Employees, determined in accordance with (a) above, and the present value of accrued benefits under the aggregated Defined Benefit Plan or plans for all Key Employees as of the Determination Date(s), and the denominator of which is the sum of the account balances under the aggregated Defined Contribution Plan or plans for all Partici-pants, determined in accordance with subsection (a) above, and the present value of accrued benefits under the Defined Benefit Plan or plans for all Participants as of the Determination Date(s), all determined in accordance with Code Section 416 and the Regulations thereunder. The accrued benefits under a Defined Benefit Plan in both the numerator and denominator of the Top-Heavy Ratio are increased for any distribution of an accrued benefit, made in the five year period ending on the Determination Date.

  c. For purposes of subsections (a) and (b) above, the value of account balances and the present value of accrued benefits will be determined as of the most recent valuation date that falls within or ends with the twelve month period ending on the Determination Date, except as provided in Code Section 416 and the Regulations thereunder for the first and second plan years of a Defined Benefit Plan. The account balances and accrued benefits of a Participant:
(i) who is not a Key Employee but who was a Key Employee in a prior year, or (ii) who has not been credited with at least One Hour of Service with any Employer maintaining the Plan at any time during the five year period ending on the Determination Date will be disregarded. The calculation of the Top-Heavy Ratio, and the extent to which distributions, and any Rollover or Transfer Contributions are taken into account will be made in accordance with Code Section 416 and the Regulations thereunder. If any deductible employee contributions were made to the Plan, they will not be taken into account for purposes of computing the Top-Heavy Ratio. When aggregating plans, the value of account balances and accrued benefits will be calculated with reference to the Determination Dates that fall within the same calendar year.

The accrued benefit of a Participant other than a Key Employee shall be determined under (i) the method, if any, that uniformly applies for accrual purposes under all Defined Benefit Plans maintained by the Employer; or (ii) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional rule of Code Section 411(b)(1)(C).

 2.71 Top-Heavy Rules shall mean the rules under Code Section 416 and implementing Regulations that will be applicable if the Plan is a Top-Heavy Plan for any Plan Year beginning after December 31,
1983.

 2.72 Total and Permanent Disability or Totally and Permanently Disabled shall mean the Participant's inability to engage in any substantial gainful activity for the Employer by reason of any medically determinable physical or mental impairment that can be expected to result in death, or that has lasted, or can be expected to last, for a continuous period of not less than 12 months. A Participant shall be deemed Totally and Permanently Disabled if he is receiving disability benefits under any long-term disability insurance coverage provided by the Employer.

 2.73 Trust shall mean the legal entity resulting from the Trust Agreement between the Employer and the Trustee.

 2.74 Trust Agreement shall mean the agreement between the Employer and the Trustee, or any successor Trustee, establishing the Trust and specifying the duties of the Trustee.

 2.75 Trust Fund shall mean the total of all contributions made to the Trust pursuant to the Plan, (a) as increased by profits, gains, income and recoveries received, and (b) as decreased by losses, depreciation, benefits paid and expenses incurred in the adminis-tration of the Plan and the Trust. The Trust Fund includes all assets acquired by investment and reinvestment which are held in the Trust by the Trustee.

 2.76 Trustee shall mean the trustee, or trustees, designated by the Board of Directors.

 2.77 Valuation Date shall mean June 30 and December 31, or such other date(s) on which a special valuation is made pursuant to
Article XI, the terms of the Trust Agreement, or the requirements of law. Prior to January 1, 1994, Valuation Date means December 31.

 2.78 Vested Participant shall mean a Participant who has a nonforfeitable (vested) interest in any Account or Accounts pursuant to Section 7.01.

 2.79 Year of Service shall mean a "computation period" during which the Participant has completed 1000 Hours of Service.

 a. The computation period for all Plan purposes shall be the Plan Year, except as provided in subsection (b) below.

 b. For eligibility to participate in the Plan, the first eligibility computation period is the 12-consecutive-month period that begins on the date the Employee first performs an Hour of Service ("employment commencement date"). For this purpose, succeeding 12-consecutive-month periods begin on each anniversary of the employment commencement date.

                              ARTICLE III

              ELIGIBILITY AND PARTICIPATION REQUIREMENTS


  3.01  Eligibility.

  a. An Employee who is employed by the Employer on the Effective Date shall be eligible to participate in the Plan on the Effective Date, if he has satisfied the eligibility requirements in subsection
(b) below or if he was a Participant in the Predecessor Plan. In determining previous participation, any provisions of the Predecessor Plan which excluded Employees from participation based on the attainment of a specified age shall not be applied after December 31, 1987 to any Employee who performs an Hour of Service on or after January 1, 1988.

  b. After the Effective Date, an Employee employed by the Employer shall be eligible to participate in the Plan as of the first Entry Date that coincides with or next follows the date as of which he has both attained age 21 and completed a Year of Service provided he is employed by the Employer on that date.

  c. In applying the above service requirement, an Employee's service with any Affiliated Employer shall be taken into account.

  d. Any person included in a unit of employees covered by a collective bargaining agreement (as defined in Code Section 7701(a)) between Employee representatives and the Employer or an Affiliated Employer shall not be eligible to participate in the Plan, unless such collective bargaining agreement expressly provides for the inclusion of such persons as Participants in the Plan.

  3.02 Becoming a Participant. Once an Employee satisfies the requirements in Section 3.01, he shall participate in the Plan automatically. The Plan Administrator shall, no later than 90 days after the Employee meets the eligibility requirements, advise the Employee that he has become a Participant, and provide him with information about the Plan.

  3.03  Eligibility after Reemployment.

  a. Reemployment before a Break in Service: Upon being reemployed before a One-Year Break in Service has occurred, the reemployed Employee shall be treated as follows:

       i. A former Participant shall continue to participate in the Plan as if his employment had not terminated.

      ii. A former Employee who had not yet become a Participant shall have the period of prior employment counted toward satisfying the service requirement in Section
              3.01 as if his employment had not terminated. The Employee shall begin to participate in the Plan in accordance with Sections 3.01 and 3.02, upon satisfying the eligibility requirements.

  b. Reemployment after a Break in Service: Upon being reemployed after a Break in Service, the reemployed Employee shall participate in the Plan as follows:

       i. Participation shall be reinstated as of the date of reemployment for: (A) a former Vested Participant and
              (B) a former Non-Vested Participant whose consecutive One-Year Breaks in Service did not exceed the greater of five, or his number of Years of Service before the Break in Service.

      ii. A former Non-Vested Participant with a Break in Service longer than provided in subsection (i), and a former Employee who had not yet become a Participant when he terminated employment, shall begin to participate in the Plan as of the first Entry Date that coincides with or next follows the date he again satisfies the eligibility requirements in Section 3.01.

In applying the above provisions, the computation period shall be the eligibility computation period specified in the definition of "Year of Service" in Article II, as though the reemployment date were the employment commencement date.

Notwithstanding the above provisions, prior service will be credited for a Participant who received a distribution of his vested benefits, only if the distribution is repaid as provided in Article VII.

 3.04   Eligibility Based on Service in Ineligible Classification.

  a. If an Employee who had not been in an eligible class of employees of the Employer or an Affiliated Employer becomes a member of such a class, his eligibility to participate in the Plan shall be determined in accordance with the above provisions of this Article, counting service in the ineligible classification.

  b. An individual who ceases to be a Participant because he is no longer in an eligible class of employees shall become eligible to participate in the Plan immediately upon returning to an eligible class of employees.

                              ARTICLE IV

                             CONTRIBUTIONS

 4.01   General Rules Regarding Contributions.

 a. Types: Only Employer Contributions shall be permitted to the Plan. No Employee contributions, rollover contributions or transfer contributions shall be permitted. Except as may otherwise be provided in this Article, for Fiscal Years beginning after December 31, 1985, each contribution may be made whether or not the Employer has current or accumulated profits for the Plan Year.

 b.     Modification of Contributions:

       i. Notwithstanding the following provisions of this Article, the contributions to the Plan shall, as applicable, be subject to the limitation on Maximum
              Annual Additions described in Article XII.

      ii. Notwithstanding the following provisions of this Article, the Employer shall make Minimum Required Contributions for Non-Key Employees in accordance with
              Article XV, if the Plan becomes Top-Heavy for one or more Plan Years.

 c. Contributions Limited by Deductibility: The aggregate contributions by the Employer shall not exceed the maximum deduction allowable to the Employer under Code Section 404. It applies notwithstanding any other provision of the Plan, except that the following contributions shall be made even if not deductible (and even if subject to excise taxes):

       i. Contributions that are required under subsection (d) below in order to correct any inadvertent omissions;

      ii. Contributions that are required in order to reinstate Account balances in accordance with the terms of the Plan; and

     iii. Minimum Required Contributions that must be made for Non-Key Employees if the Plan is Top-Heavy for a Plan Year.

 d.     Correction of Contributions:

       i. If the Employer erroneously omits a Participant when making an Employer contribution (if any) for a Plan Year, the Employer shall make the omitted contribution as soon as administratively feasible after the error is discovered, provided it is otherwise allowable under the terms of the Plan and the Code. This contribution shall be made whether or not it is deductible (or subject to excise taxes) under the Code.

      ii. If the Employer erroneously allocates any Employer contribution to a Participant, the erroneous contribution shall be treated as a forfeiture for the Plan Year in which the error is discovered. Except as allowed by Section 16.05, the Employer shall not be entitled to recover the erroneous contribution, whether or not it is deductible (or subject to excise taxes) under the Code.

 4.02   Employer Contributions.

 a. The discretionary Employer Contribution for each Plan Year shall be the amount, if any, determined by the Board of Directors in accordance with subsection (b) below.

 b. The Board of Directors shall determine, in its sole discretion, whether an Employer Contribution shall be made for a Plan Year and its amount.

 c.     If the Board of Directors determines that an Employer
Contribution shall be made for a Plan Year, the contribution may be made in cash, in Shares, or in a combination of cash and Shares, as determined by the Board of Directors.

                               ARTICLE V

                        ALLOCATIONS TO ACCOUNTS

 5.01 Separate Accounts. The Trustee shall establish and maintain a separate Account for each Participant. To the extent required by other provisions of the Plan, a Participant may have multiple Accounts for accounting purposes only, and a segregation of Trust Fund assets by Account is not required. As stated in Article XII, any suspense account that is established to avoid excess Annual Additions shall not share in earnings or losses of the Trust Fund.

 5.02   Allocation of Contributions.

 a. All contributions shall be deemed allocated to a Participant's Account as of the last day of the Plan Year to which they relate. The contributions must actually be paid to the Trustee within the time prescribed by law, including any granted extensions, for the Employer to file its Federal income tax return for the Fiscal Year ending with or within the Plan Year to which the contributions relate.

 b. An Employer Contribution that is made for a Plan Year pursuant to Section 4.02 shall be allocated among each Participant who

       i. completed 1,000 Hours of Service during the Plan Year and is employed by the Employer on the last day of the Plan Year;

      ii. failed to satisfy the requirements of (i) above because the Participant terminated employment during the Plan Year due to Total and Permanent Disability, Retirement or death; or

     iii. for Plan Years that begin after December 31, 1989 and only if necessary for the Plan to satisfy Code Section 410(b), either (A) is employed by the Employer on the last day of the Plan Year, or (B) completed more than 500 Hours of Service during the Plan Year before terminating employment with the Employer.

 c. A Participant's allocation shall be the proportion of his Compensation compared to the total Compensation of all Participants entitled to an allocation for the Plan Year.

 5.03   Allocation of Forfeitures.

 a. As of each Valuation Date, any amounts that have been forfeited pursuant to Article VII shall first be applied to the reinstatement of any previously forfeited Account balances, when reinstatement is required pursuant to other provisions of the Plan.

 b. Any remaining forfeitures shall be used to reduce the contributions of the Employer under Sections 4.01 and 4.02 for the Plan Year in which the forfeitures occur.

 5.04 Suspense Subfund. Shares acquired by the Trust Fund through an Exempt Loan shall be added to and maintained in the Suspense Subfund and shall thereafter be released from the Suspense Subfund and allocated to Accounts of Participants as provided in Sections
5.05 and 5.06.

 5.05   Release from Suspense Subfund.

 a. Shares acquired for the Trust Fund with the proceeds of an Exempt Loan shall be released from the Suspense Subfund as the Exempt Loan is repaid in accordance with the requirements and provisions of Treasury Regulation Sections 54.4975-7(b)(8) and 54.4975-11(c) and any successor Regulations thereto.

  b. If at any time there is more than one Exempt Loan outstanding, then separate accounts may be established under the Suspense Subfund for each such Exempt Loan. Each Exempt Loan for which a separate account is maintained may be treated separately for purposes of the provisions governing the release of Shares from the Suspense Subfund under this Section 5.05 and for purposes of the provisions governing the application of Employer contributions to repay an Exempt Loan.

  c. All Shares released from the Suspense Subfund during any Plan Year shall be allocated among Participants as prescribed by
Section 5.06.

 5.06 Allocation of Shares Released from Suspense Subfund. Shares released from the Suspense Subfund in accordance with Section 5.05 shall be held in the Trust Fund on an unallocated basis until allocated by the Plan Administrator as of the last day of the Plan Year in which the Shares are released from the Suspense Subfund. Shares released from the Suspense Subfund shall be allocated to the Accounts of such Eligible Employees of such Employer in the same manner provided in Sections 5.02(b) and (c).

 5.07   Limitations on Allocations to Certain Participants.
Notwithstanding any other provisions of this Article V:

  a. If more than one-third of the total allocations to Participants' Accounts with respect to a Plan Year would, pursuant to Sections 5.02 and 5.06, be allocated, in the aggregate, to the Accounts of Participants who are Highly Compensated Employees, then the allocations to the Accounts of such Participants shall be reduced, pro rata, in an amount sufficient to reduce the amounts allocated to the Accounts of such Participants to an amount not in excess of one-third of the total allocations to Participants' Accounts with respect to such Plan Year; and

  b. Any Shares which are prevented from being allocated due to the restriction contained in Section 5.07(a) shall be allocated pursuant to Sections 5.02 and 5.06 as though such highly compensated Participants did not participate in the Plan.

 5.08 Stock Dividends, Splits, Recapitalizations, Etc. Any Shares received by the Trustee as a result of a stock split, dividend, conversion, or as a result of a reorganization or other recapitalization of the Employer shall be allocated as of the day on which the Shares are received by the Trustee in the same manner as the Shares to which they are attributable are then allocated.

 5.09 Voting Rights. All voting rights of Shares held by the Trust Fund shall be exercised by the Trustee as directed by the Plan
Administrator or Participants in accordance with the provisions of the Trust Agreement.

 5.10 Cash Dividends. Cash dividends on Shares allocated to a Participant's account shall be distributed to the Participant within 90 days after the close of the Plan Year during which the dividends are paid. Cash dividends on Shares held in the Suspense Subfund shall be applied to repay the Exempt Loan to which such Shares relate.

                              ARTICLE VI

                             BENEFICIARIES

 6.01   Designation of a Beneficiary.

 a. Each Participant may designate one or more Beneficiaries (and contingent Beneficiaries) by delivering a written designation to the Plan Administrator, on a form provided by the Plan Administrator, subject to the provisions of Section 6.02.

 b.     A Participant may also make a new designation at any time
(subject to the provisions of Section 6.02). Such a designation is effective only upon receipt by the Plan Administrator, at which time it supersedes all prior designations.

 c. Upon the death of a Participant, his Beneficiaries shall be entitled to benefits as provided in Articles VIII and IX of the Plan.

 d. A designation of a Beneficiary shall be effective only if the designated Beneficiary survives the Participant.

 e. Upon the legal dissolution of the marriage of a Participant, any designation of the Participant's former Spouse as a Beneficiary shall be treated as though the former Spouse had predeceased the Participant, unless the Participant delivers a new designation to the Plan Administrator after the dissolution that clearly names the former Spouse as a Beneficiary. In any case arising under this provision, no heirs or other beneficiaries of the former Spouse shall receive benefits from the Plan as Beneficiaries, except as otherwise provided in the Participant's beneficiary designation (or if such individuals are deemed Beneficiaries of the Participant under Section 6.03, independent of their relationship to the former Spouse).

 6.02   Spouse's Rights.  The Spouse shall be the Participant's
Beneficiary, whether or not designated as such, unless one of the following requirements in subsections (a) through (d) below is satisfied.

 a. Spouse's Consent to the Beneficiary: The Spouse waives the right to be the Beneficiary in a consent which meets the requirements of subsection (e). In this regard:

       i. The Participant must designate a specific Beneficiary that cannot be changed without a new spousal consent, unless the Spouse executes a general consent, as provided in subsection (e)(ii) below.

      ii. Notwithstanding subsection (i) above, the Participant may at any time revoke the designation of a non-spouse Beneficiary and restore the Spouse as the Beneficiary, without spousal consent.

 b. Separation: The Participant is legally separated from his Spouse or has been abandoned, within the meaning of local law, and provides the Plan Administrator with a court order regarding the applicable circumstances. (However, such a Spouse must be considered the Spouse to the extent provided in a Qualified Domestic Relations Order.)

 c. Missing Spouse: The Participant establishes to the satisfaction of the Plan Administrator that the Spouse cannot be located. The Plan Administrator shall adopt procedures to implement this provision, which shall be applied uniformly to all Participants.

 d. Unmarried Participant: The Participant is unmarried. This "deemed" waiver of spousal rights for an unmarried Participant is null and void if the Participant later marries.

 e. Consent Requirement: The Spouse's consent to waive the death benefit in favor of another Beneficiary is valid only if the following requirements are satisfied:

       i. The Spouse's consent must be in writing and signed, must acknowledge the effect of the election, and must be witnessed by a notary public.

      ii. The Spouse's consent must either acknowledge the specific non-spouse Beneficiary or must expressly permit the Participant to alter the Beneficiary designation without further spousal consent. For Plan Years beginning after October 22, 1986, a consent that permits further designations must also acknowledge (A) that the Spouse has the right to limit consent to a specific Beneficiary and (B) that the Spouse is voluntarily relinquishing this right.

     iii. The consent required by this subsection may be given by the legal guardian of a legally incompetent Spouse.
              This applies even if the Participant is the legal guardian.

      iv. A consent is only valid for the Spouse who gives the consent (or for whom the consent is given by a legal guardian).

A valid consent, once given, can be revoked; provided the revocation occurs before the Annuity Starting Date.

 6.03 Absence of a Designated Beneficiary. If no effective Beneficiary designation exists at the Participant's death, the Participant shall be deemed to have designated the following Beneficiaries in the following order of priority: (a) the Spouse;
(b) children, including adopted children and step-children, in equal shares; (c) parents, in equal shares, and (d) the Participant's estate. This order of priority shall apply to individuals living at the time of the Participant's death.

 6.04 Beneficiaries' Rights. Whenever the rights of a Participant are stated or limited in the Plan, his Beneficiaries shall be bound thereby.

                              ARTICLE VII

                        VESTING AND FORFEITURES


  7.01 Vesting Schedule. Except as provided in Section 7.02 below, a Participant's interest in his Account shall become vested in accordance with the applicable schedule below.

  a. An Employee who is credited with at least one Hour of Service after the Effective Date, but who is not credited with at least one Hour of Service after December 31, 1994, shall become vested in accordance with the following schedule:

  Years of Vesting Service                        Vested Percentages

  Less than 3 years                                   0%
  3 years but less than 4 years                      20%
  4 years but less than 5 years                      40%
  5 years but less than 6 years                      60%
  6 years but less than 7 years                      80%
  7 years or more                                   100%

  b. An Employee who is credited with at least one Hour of Service after December 31, 1994 shall become vested in accordance with the following schedule:

  Years of Vesting Service                        Vested Percentage

  Less than 1 year                                    0%
  1 year but less than 2 years                       20%
  2 years but less than 3 years                      40%
  3 years but less than 4 years                      60%
  4 years but less than 5 years                      80%
  5 years or more                                   100%

  c. Notwithstanding the above schedule, the following rules shall apply in determining a Participant's vested interest in his Account.

       i. A Participant shall be 100 percent vested in that portion of his Account attributable to Shares contributed to the Plan by the Employer under the tax credit employee stock ownership plan provisions of the Code.

      ii. In case of a change in the vesting schedule, the rules in Section 7.05 shall be applied to Participants affected by the change.

     iii. The Minimum Vesting Schedule in Article XV shall become applicable if the Plan is Top-Heavy for one or more
              Plan Years. (The rules in Section 7.05 apply to any change to or from the Minimum Vesting Schedule.)

      iv. A Participant shall become 100 percent vested in his Account upon (A) the Participant's attainment of Normal Retirement Age while still actively employed by the Employer, (B) the Participant's death at a time when he is actively employed by the Employer, or (C) the Participant's termination of employment due to Total and Permanent Disability.

 7.02 Years of Service for Vesting. In determining a Participant's vested percentage in his Employer Contribution Account under the schedule in Section 7.01, all service with the Employer and any Affiliated Employers shall be taken into account in determining Years of Service, except the following:

  a. Service before age 18 (age 22 for Participants who fail to complete at least one Hour of Service after December 31, 1984); and

  b. Years of Service disregarded due to a Break in Service in accordance with Section 7.03.

 7.03   Treatment of Prior Service after a Break in Service.

 a. Vested Participant: If a Vested Participant is reemployed after a One-Year Break in Service, his prior Years of Service shall be taken into account in determining his vested percentage in his Employer Contribution Account as of the date he is reemployed. Notwithstanding the preceding sentence, a Vested Participant who receives a full distribution of his vested Account balances following his termination of employment, shall receive credit for the prior Years of Service only if he repays the distribution in accordance with Section 7.04.

 b.     Non-Vested Participant:

       i. If a Non-Vested Participant is reemployed after a One-Year Break in Service, his prior Years of Service shall not be taken into account in determining his vested percentage in his Employer Contribution Account, if the number of consecutive One-Year Breaks in Service equals or exceeds the greater of: five; or the Participant's Years of Service prior to the Break in Service. In applying this provision, prior Years of Service shall not include any service that was disregarded due to a prior Break in Service.

      ii. If the Non-Vested Participant has a shorter Break in Service than that described in subsection (i) above, he shall receive credit for his prior Years of Service in the same manner as provided for a Vested Participant in subsection (a) above.

 c. When Post-Break Service Is Not Considered for Vesting in Pre-Break Contributions: In the case of a Participant who has five consecutive One-Year Breaks in Service, Years of Service after the Break in Service shall not be taken into account in determining his vested percentage in the portion of his Employer Contribution
Account that accrued before the Break in Service. Separate sub-accounts of the Employer Contribution Account shall be maintained for a Participant if this subsection applies.

 7.04   Forfeitures.

 a.     Time of Forfeiture:

       i. If a Participant terminates employment and receives the vested balance in his Employer Contribution Account as provided in Article VIII, any portion that is not vested as of the Valuation Date coinciding with or next following the distribution date shall be forfeited at that Valuation Date. For purposes of the preceding sentence, a Participant whose vested percentage in an Account is zero shall be deemed to have received a complete distribution of that non-vested amount. Once forfeited, non-vested balances shall be restored only as provided in subsection (c) below.

      ii. If a Participant has a vested balance in his Employer Contribution Account when he terminates employment, but does not receive a distribution, any non-vested portion shall be forfeited as of the final Valuation Date in the Plan Year in which the Participant incurs five consecutive One-Year Breaks in Service.

 b. Use of Forfeitures: Any benefits forfeited pursuant to this Section shall be applied in the manner described in Section 5.03.

 c. Restoration of Forfeited Amounts: If a former Participant who incurred a forfeiture under subsection (a)(i) above is reemployed by the Employer before incurring five consecutive One-
Year Breaks in Service:

       i. Amounts forfeited on the basis of a deemed distribution shall be restored to his Employer Contribution Account, as of the date of reemployment; and

      ii. Amounts forfeited as a consequence of an actual dis-tribution shall be restored to the Employer Contribution Account, if the Participant repays the distributed amount before the earlier of (A) five years after the date he is reemployed or (B) the close of the first period of five consecutive One-Year Breaks in Service after the distribution was made.

 d. Amounts Restored: Any forfeited amount that must be restored under subsection (c) above must be restored in full, unadjusted by any gains or losses of the Trust Fund occurring after the Valuation Date on which the forfeiture occurred. The restored amounts shall not be considered an Annual Addition.

       i. The restoration shall occur within a reasonable time, but not later than the final Valuation Date of the Plan Year in which the Participant has both been reemployed and made any necessary repayment.

      ii. The sources for restoring the forfeited amount shall be in the following order:

              A. Any forfeitures occurring during the Plan Year, as provided in Section 5.03(a);

              B. Any Employer Contribution that is being made for the Plan Year, before it is allocated in accor-dance with Section 5.02; and

              C. A contribution that is specifically authorized by the Employer to restore the forfeited amount.

 7.05   Amendments Affecting Vesting Schedule.

 a. No amendment to the Plan shall be effective to the extent that it has the effect of decreasing a Participant's Account balance. Notwithstanding the preceding sentence, a Participant's Account balance may be reduced to the extent permitted under Code
Section 412(c)(8). For purposes of this subsection, a Plan amendment that has the effect of decreasing a Participant's Account balance or eliminating an optional form of benefit, with respect to benefits attributable to Years of Service before the amendment, shall be treated as reducing an Account balance. In the case of an Employee who is a Participant on (i) the date an amendment changing the vesting schedule is adopted or (ii) if later, the date the amendment is effective, the vested percentage of an Account balance (determined as of the applicable date) shall not be less than the percentage calculated under the terms of the Plan without regard to the amendment.

 b. If the vesting schedule in Section 7.01 is amended, or the Plan is amended in any way that, directly or indirectly, adversely affects the computation of a Participant's nonforfeitable percentage in any Employer Contributions including an automatic change to or from the Minimum Vesting Schedule if the Plan becomes Top-Heavy, a Participant who is an Employee with at least three Years of Service may elect to have the nonforfeitable percentage of his Employer contributions determined without regard to the amendment. (For Participants who do not have at least one Hour of Service in a Plan Year beginning after December 31, 1988, the preceding sentence shall be applied by substituting "five Years of Service" for "three Years of Service.") In determining a Participant's Years of Service for purposes of this subsection, exclusions (if any) under the Plan's vesting rules shall not apply.

 c. A Participant's right to make an election under subsection (b) above shall be governed by the following:

       i.     The Plan Administrator shall provide each affected
              Participant with written notice and an election form regarding his right to elect to remain under the former vesting schedule.

      ii. The election period shall begin with the date the amendment is adopted (or deemed to be made) and shall end on the date that is the latest of: (A) 60 days after the date the amendment is adopted; (B) 60 days after the date the amendment becomes effective; or (C) 60 days after the date the notice described in subsection (i) above is issued by the Plan Administrator.

     iii. A Participant who does not timely file a properly completed election form shall be subject to the amended vesting schedule.

                             ARTICLE VIII

                       DISTRIBUTION OF BENEFITS

 8.01   Normal Retirement Benefit.

 a. A Participant shall be eligible to receive benefits upon Retirement on or after reaching his Normal Retirement Date. As stated in Section 7.01, an active Participant is always 100 percent vested in all his Accounts upon reaching Normal Retirement Age.

 b. Upon Retirement on or after his Normal Retirement Date, a Participant may receive his benefits in any form allowed by
Article IX, or elect to defer distribution until a later date.

 c. In order to defer distribution to a later date, the Participant must submit a signed written statement to the Plan
Administrator, in which he elects a date and form of distribution. The specified date must not be later than the dates described in
Article IX.

 d. Unless the Participant elects deferral, his benefits shall be distributed in accordance with an election made pursuant to
Article IX, but not more than 60 days after the close of the Plan
Year in which he has both reached his Normal Retirement Date and retired.

       i. Notwithstanding the foregoing, the failure of a Participant and Spouse to consent to a distribution while a benefit is "immediately distributable" shall be deemed to be an election to defer commencement of payment of any benefit sufficient to satisfy this Section.

      ii. For subsection (i) above, an Account balance is "immediately distributable" if subsequent provisions of this Article allow a Participant (or Surviving Spouse) to elect a distribution before the Participant reaches Normal Retirement Age.

 8.02   Early Retirement Benefit.

 a. Upon written notice to the Plan Administrator, a Participant may elect to receive benefits upon Retirement on an Early Retirement Date.

 b. A Participant who terminates employment with vested benefits after satisfying the service requirement for an early retirement benefit, but before satisfying the age requirement, can elect early retirement benefits when he later satisfies the age requirement.

 c. The form and timing of payments to a Participant who elects to receive benefits as of an Early Retirement Date shall be governed by the rules in Section 8.01, reading references to "Normal
Retirement Date" as references to "Early Retirement Date."

 8.03   Disability Retirement Benefit.

 a. If a Participant terminates employment because he is Totally and Permanently Disabled, before reaching his Normal Retirement Date, he shall be eligible to receive a distribution of his Plan benefit. As stated in Section 7.01, all Account balances become 100 percent vested for a Participant who terminates employment due to Total and Permanent Disability.

 b. A Participant must file a written distribution election form with the Plan Administrator in accordance with Section 9.01 to receive disability retirement benefits. Upon receiving an application, the Plan Administrator shall determine whether the Participant is under a Total and Permanent Disability.

 c. Disability retirement benefits shall be paid in accordance with Article IX, but in no event later than 60 days after the end of the Plan Year in which the determination of Total and Permanent
Disability is made.

 8.04   Death Benefit.

 a. In General: Upon the death of a Participant, the vested balance in his Accounts at death shall be distributed to his designated Beneficiary (see Article VI) in accordance with the following provisions. As stated in Section 7.01, all Account balances become 100 percent vested for a Participant who dies while actively employed by the Employer.

 b. Qualified Preretirement Survivor Annuity: If a married Par-ticipant dies before his Annuity Starting Date, the value of his vested Account balances attributable to contributions made on or before December 31, 1994 shall be paid as a Qualified Preretirement Survivor Annuity for the life of the Surviving Spouse, which payments will begin within a reasonable period after the Par-ticipant's death, unless:

       i. The Participant is unmarried or another exception to spousal rights in Section 6.02 applies; or

      ii. The Participant elects another form of benefit with spousal consent in accordance with subsection (d) below; or

     iii. The Surviving Spouse elects another form of distribution allowed by Article IX within 90 days after the Participant's death.

 c. Other Forms of Benefits: If benefits do not have to be paid to the Spouse as a Qualified Preretirement Survivor Annuity, they shall be paid to the Beneficiary designated by the Participant in a single lump sum.

 d. Waiver of Qualified Preretirement Survivor Annuity: A Participant subject to the Qualified Preretirement Survivor Annuity rule described in subsection (b) above may effectively waive the Qualified Preretirement Survivor Annuity, and elect to have all benefits paid in a single lump sum to the Spouse or another Beneficiary as follows:

       i. The election must be made in writing and delivered to the Plan Administrator during the period that begins on the first day of the Plan Year in which the Participant attains age 35, and ends on the date of the Participant's death. However, if a Participant terminates employment before the first day of the Plan Year in which he would attain age 35, the election period shall begin on the termination date, with respect to Account balances existing on that date.

      ii. Notwithstanding the election period described in subsection (i) above, a Participant who will not yet attain age 35 as of the end of any current Plan Year may make a special election, in the form and method required by subsection (i), for the period that begins on the date of such election and ends on the first day of the Plan Year in which the Participant will attain age 35. Such an election shall not be valid unless the Participant receives a written explanation of the Qualified Preretirement Survivor Annuity, as described in subsection (iv) below. Qualified Preretirement Survivor Annuity coverage automatically will be reinstated as of the first day of the Plan Year in which the Participant will attain age 35. Any new waiver thereafter will be subject to all of the requirements of this Article.

     iii. The Participant's Spouse must consent to the election, in a consent which satisfies the requirements in
              Section 6.02(e).

      iv. The election must be made after the Plan Administrator provides the Participant with a notice regarding the Qualified Preretirement Survivor Annuity that is comparable to the notice regarding the Qualified Joint and Survivor Annuity described in Section 9.03(c). The Plan Administrator must provide this notice during whichever of the following periods ends last:

              A. The period beginning with the first day of the Plan Year in which the Participant attains age 32 and ending with the close of the Plan Year preceding the Plan Year in which the Participant attains age 35;

              B. A reasonable period ending after the Employee becomes a Participant; or

              C. A reasonable period ending after the Qualified Preretirement Survivor Annuity requirements first apply to a Participant.

        Notwithstanding the foregoing, notice must be provided within a reasonable period after termination of employment in the case of a Participant who terminates employment with the Employer before attaining age 35.

        For purposes of this subsection, a reasonable period after a specified event is the end of the two year period beginning one year prior to the date the event occurs and ending one year after that date. In the case of a Participant who terminated employment before the Plan Year in which he attains age 35, the notice shall be provided within the two-year period beginning one year prior to termination and ending one year after termination. If such a Participant thereafter returns to employment with the Employer, his notice period shall be redetermined.

 e. The preceding provisions regarding the form and timing of payment shall be applied in a manner that conforms with the distribution rules described in Article IX.

 f. The Plan Administrator shall require satisfactory proof of the Participant's death before paying benefits under this Section. The Plan Administrator shall also require whatever proof is necessary, in the particular case, to establish the right of any person to receive the benefit.

 8.05   Benefits Following Termination of Employment.  If a
Participant terminates employment at a time when he is not eligible for benefits under any of the preceding Sections of this Article, his benefits shall be distributed in accordance with the following provisions.

 a. Benefits Not in Excess of $3,500: If the value of a Participant's vested Account balances derived from Employer Contri-butions does not exceed $3,500, the entire vested amount shall be paid to the Participant in a single lump sum. Payment shall be made as soon as administratively feasible following the termination of employment, but no later than 60 days after the close of the Plan Year within which employment terminated. No consent is required for this distribution. The amount of the distribution shall be determined pursuant to Section 9.02.

 b. Benefits in Excess of $3,500: If the value of a Par-ticipant's vested Account balances exceeds $3,500, the distribution of benefits will be determined as follows:

       i. Consent to Immediate Distribution: If the Participant consents in accordance with subsection (c) below, he will receive an "immediate" distribution of his benefits. The benefits will be paid in accordance with
              Article IX. Any non-vested amount in his Accounts will be forfeited as of the final Valuation Date of the year
              of distribution.   An "immediate" distribution means
              the payment of Benefits as soon as administratively feasible after the consent is received. In no event shall this date be more than 60 days after the later of
              (A) the close of the Plan Year in which the Participant terminated employment, or (B) the close of the Plan Year in which the Plan Administrator received the consent.

      ii.     No Consent to Immediate Distribution:  If the
              Participant does not consent in accordance with subsection (c) below, benefits will not be distributed until the times provided by the preceding Sections of this Article, subject to the commencement date described in Article IX.

 c. Consent: A valid consent for an immediate distribution under subsection (b) above shall be made only in the following manner:

       i. The Plan Administrator shall provide the Participant with a written notice of his right to choose an immediate distribution, or to defer distribution of his benefits. The notice shall be provided no more than 90 days before the date when the Participant terminates employment, and no less than 30 days before the termination date. As an exception, the Plan Administrator shall provide the notice within 30 days of the date it learns of the termination, if this date is less than 30 days before the termination date.

      ii. The Participant's written consent shall be made only after he receives the notice from the Plan
              Administrator.

     iii. If the Plan Administrator does not receive the Par-ticipant's signed consent to an immediate distribution within 90 days after sending the notice, the Par-ticipant shall be deemed to have chosen to defer the payment of benefits.

      iv. Notwithstanding subsection (iii) above, a Participant who is deemed to have elected deferral can at any later time elect a distribution of his benefits, by properly completing a written election as described in
              Section 9.01. The Plan Administrator will pay benefits as soon as administratively feasible after it receives this election, and in no event more than 60 days after the close of the Plan Year in which the election is received. The amount of the distribution shall be determined pursuant to Section 9.02.

                              ARTICLE IX

                       DISTRIBUTION REQUIREMENTS


 9.01 Distribution Election. Except as provided in Section 8.05(a) (mandatory cashouts), Section 9.04 (distribution commencement) and Sections 9.05 and 9.06 (payments on or after a Participant's
Required Beginning Date), no distributions will be made from the Plan prior to the Plan Administrator's receipt of complete distribution election forms. Distributions will be made as soon as administratively feasible following the Plan Administrator's receipt of complete distribution election forms, but in no event sooner than 30 days and not later than 90 days after the Plan Administrator's receipt of such completed forms. As part of the distribution election form, the Participant (or the Participant's Beneficiary, if applicable) shall elect whether the distribution shall be made entirely in cash, entirely in Shares, or in a combination of cash and Shares; provided that any fractional Shares shall be paid in cash.

 9.02   Distribution Amount.

  a. For distributions that commence on or after January 1, 1995, the amount of the distribution shall be the value of the Participant's Account, determined by the Trustee as of the date of distribution.

  b. For distributions that commence on or after January 1, 1994 and before January 1, 1995, the amount of the distribution shall be the value of the Participant's account determined by the Trustee as of the Valuation Date (June 30 or December 31) that immediately precedes the date of distribution.

  c. For distributions that occur on or after the Effective Date and before January 1, 1994, the Trustee shall value the Participant's Account as of the March 31 immediately following the Plan Year during which the Participant became entitled to a distribution, and the Trustees shall distribute amounts in accordance with such valuation.

 9.03   Form of Distribution.

 a. Except as provided in subsection (b) below, all benefits will be distributed in a single lump sum payment.

 b. Notwithstanding the form of distribution described in subsection (a) above, a Participant who is married on his Annuity Starting Date shall receive the value of his vested Account balance attributable to contributions made on or before December 31, 1994 in the form of a Qualified Joint and Survivor Annuity, unless another form of distribution is elected pursuant to subsections (c) and (d) below. The other forms of distribution available to a Participant described in this subsection are (i) a single lump sum payment, and
(ii) a series of payments over a specified period certain, which period shall not be greater than the Participant's life expectancy or the joint life expectancy of the Participant and his Beneficiary.

 c. No less than 30 and no more than 90 days prior to the Annuity Starting Date, the Plan Administrator shall furnish each married
Participant described in (b) above with a notice that explains:

       i. The terms and conditions of the Qualified Joint and Survivor Annuity;

      ii. The Participant's right to make, and the effect of, an election to waive the Qualified Joint and Survivor
              Annuity;

     iii.     The rights of the Participant's Spouse;

      iv. The right to revoke a previous election and the effect of the revocation; and

       v. The relative estimated values of the other forms of benefits under the Plan.

       d. If a married Participant described in subsection (b) above wishes to receive his benefits attributable to contributions made on or before December 31, 1994 in any form other than the Qualified Joint and Survivor Annuity, the following procedures must be followed:

       i. An election must be made in writing and delivered to the Plan Administrator during the 90-day period ending on the Annuity Starting Date. The election must specify the optional form of benefit elected.

      ii. The election must be made after the Plan Administrator provides the Participant with the notice described in subsection (c) above.

     iii. Unless an exception stated in Section 6.02 applies, the Spouse of a Participant must consent to any election, except a different percentage joint and survivor annuity with the Spouse as the Beneficiary. The Spouse's consent must satisfy the requirements in
              Section 6.02(e), and must also agree to the specific optional form of Benefits that the Participant elects. Alternatively, the consent can authorize the Participant to change the form of Benefits. With this alternative, the consent, if executed on or after October 22, 1986, must also acknowledge (A) that the Spouse has the right to limit consent to a specific form of payment, and (B) that the Spouse is voluntarily relinquishing this right. Notwithstanding the preceding provisions, the Participant may at any time revoke his election and restore the Qualified Joint and Survivor Annuity for the Spouse.

 9.04 Distribution Commencement. Unless a different commencement date is elected or required pursuant to Article VIII or Article IX, distribution of a Participant's vested Account shall commence not later than one year after the end of the Plan Year during which the Participant terminates employment due to Retirement on or after Normal Retirement Age, Total and Permanent Disability or death. If the Participant terminates employment due to resignation or dismal, unless otherwise elected or required, distribution of the Participant's vested Account shall commence not later than one year after the end of the fifth Plan Year following the Plan Year during which the Participant terminates employment (unless the Employer reemploys the Participant before the required commencement date).

 9.05   Diversification Distributions.

 a. Diversification Election. Each Participant (whether or not he has terminated from service with the Employer) who attains age fifty-five (55) and who has completed ten (10) years of participation in the Plan shall be eligible to elect each Plan Year during the "Election Period" (as herein defined) and for a period of ninety (90) days following each such Plan Year in the Election Period, to diversify a portion of the Participant's Account consisting of Shares in accordance with the terms of this Section; provided, however, that the fair market value, determined as of the Valuation Date prior to the date the Participant first becomes eligible to diversify, of Shares acquired by or contributed to the Plan after December 31, 1986 and allocated to the Participant's Account exceeds $500. Elections to diversify an Account shall be implemented by distributing to the Participant the amount designed by the Participant as provided in subsection (d) below.

 b. Election Period. The Plan Administrator shall notify in writing each Participant of his eligibility for a diversification distribution prior to the "Election Period", which is the six consecutive Plan Years beginning with the Plan Year during which the Participant first becomes eligible to diversify.

 c. Amount Subject to Election. The aggregate amount subject to the Participant's diversification distribution election for any Plan Year in the Election Period shall be equal to 25% of the Shares acquired by or contributed to the Plan by the Employer after December 31, 1986 and standing to the credit of the Participant's Account as of the last day of the Plan Year. This percentage shall be increased to 50% for the last Plan Year in the Election Period. In any such year, the number of Shares subject to the election shall be reduced by the number of Shares distributed pursuant to the Participant's previous election(s) hereunder.

 d. Manner of Election. A Participant's diversification distribution election for any Plan Year during the Election Period shall be exercised by the Participant, notifying the Plan Administrator in writing of his election, during such Plan Year or within 90 days after such Plan Year ends. Such election shall specify the amount to be distributed to the Participant. A Participant's direction to distribute amounts subject to diversification hereunder shall require the consent of the Participant's Spouse if the value of the Shares subject to the diversification election for such year exceeds $3,500.

 e. Distribution Value. Following the Plan Administrator's receipt of a completed diversification distribution election (including spousal consent, if applicable), the value of the Shares subject to the election (determined as of the date of distribution) shall be distributed to the Participant in cash in a single lump sum payment. Distributions shall be made within 180 days following the end of the Plan Year to which the election relates.

 f. Modification or Revocation. A Participant may modify or revoke his diversification distribution election or execute a new election for any Plan Year in the Election Period at any time during the Plan Year and within ninety (90) days following the end of the Plan Year; provided that such modification, revocation or new election is received by the Plan Administrator before the diversification distribution is made.

 9.06   Compliance with Code Section 401(a)(9).

 a. Incorporation by Reference: Notwithstanding the general distribution rules in Article VIII, Section 9.03, or any other Plan provisions, all distributions shall be made in compliance with Code
Section 401(a)(9) and implementing Regulations, including the minimum distribution incidental benefit requirement of proposed Regulation 1.401(a)(9)-2. These Code and regulatory provisions are hereby incorporated by reference.

 b. Life Expectancies: In applying Code Section 401(a)(9) and implementing Regulations:

       i. Life expectancies of Participants and Beneficiaries shall be calculated using the expected return multi-plies in Tables V and VI of Regulation 1.72-9.

      ii. The life expectancies of a Participant and his Spouse shall not be redetermined pursuant to Code Section
              401(a)(9)(D).

 9.07 Required Distribution to Participant. As stated in Article VIII, a Participant generally may elect to defer the receipt of Benefits following Retirement. Notwithstanding this general rule, the entire interest of a Participant must be distributed, or begin to be distributed, no later than the Participant's Required Beginning date, as defined below.

 a. Age 70-1/2 on or after January 1, 1988: For a Participant who attains age 70-1/2 on or after January 1, 1988, the Required Beginning Date is April 1 of the calendar year following the calendar year in which the Participant attains age 70-1/2, with the following exception. For a Participant who attains age 70-1/2 during 1988 and has not retired as of January 1, 1989, the Required Beginning Date is April 1, 1990.

 b. Age 70-1/2 before January 1, 1988: For a Participant who attains age 70-1/2 before January 1, 1988, the Required Beginning
Date shall be determined as follows:

       i. For a Participant who is not a Five Percent Owner, the Required Beginning Date is April 1 of the calendar year following the calendar year in which the later of Retirement or attainment of age 70-1/2 occurs.

      ii. For a Participant who is a Five Percent Owner during any year beginning after December 31, 1979, the Required Beginning Date is April 1 following the later of: (A) the calendar year in which the Participant attains age 70-1/2, or (B) the earlier of the calendar year with or within which ends the Plan Year in which the Participant becomes a Five Percent Owner, or the calendar year in which the Participant retires.

For purposes of this Section, a Participant shall be treated as a Five Percent Owner if he is a Five Percent Owner at any time during the Plan Year ending with or within the calendar year in which he attains age 66-1/2 or any subsequent Plan Year. Once distributions have begun to a Five Percent Owner, they must continue even if the Participant ceases to be a Five Percent Owner in a subsequent year.

 9.08 Required Distribution to Beneficiary. As provided in Article VIII, the designated Beneficiary generally may elect to defer the receipt of Benefits payable following the death of a Participant.
However, this right is subject to the following restrictions:

 a. Distribution Beginning before Death: If a Participant dies after he begins to receive Benefits, any Benefits that remain undistributed at his death shall be distributed at least as rapidly as under the method of distribution being used at the time of his death. Notwithstanding the preceding sentence, if a Participant dies before his Required Beginning Date, distributions to his Beneficiary shall be governed by subsection (b) below, as though he had not begun to receive Benefits, unless payments were being made as an annuity.

 b. Distribution Beginning after Death: If a Participant dies before he begins to receive Benefits, the Benefits shall be completely distributed by no later than December 31 of the calendar year that contains the fifth anniversary of his death. As an exception to this rule, a Participant may elect to have his designated Beneficiary receive payments as follows:

       i. A Spouse may elect to receive payments over a period certain not greater than the Spouse's life expectancy, beginning on or before the later of:

              A. December 31 of the calendar year immediately following the calendar year in which the Participant died; or

              B. December 31 of the calendar year in which the Participant would have attained age 70-1/2.

      ii. A designated Beneficiary other than the Spouse may elect to receive payments over a period certain not greater than the Beneficiary's life expectancy, for a period that begins on or before December 31 of the calendar year immediately following the calendar year in which the Participant died.

If the Participant has not made the above election by the time of his death, the designated Beneficiary may make the election. The Beneficiary must make the election by the earlier of: (A) December 31 of the calendar year in which distributions would be required to begin under subsection (i) or (ii) above, whichever is applicable; or (B) December 31 of the calendar year that contains the fifth anniversary of the Participant's death.

 9.09   Location of Participant or Beneficiary Unknown.

 a. When a distribution is payable to a Participant or Beneficiary, the Plan Administrator shall make all reasonable efforts to locate that person. These efforts shall include (i) sending a registered letter, return receipt requested, to the person's last known mailing address, and (ii) sending a written request to any person shown in the Employer's records as a relative or other person to contact, asking for information regarding the whereabouts of the Participant or Beneficiary.

 b. If the Plan Administrator is unable to locate the person within six months from the date a certified letter was mailed to him, the Plan Administrator shall direct the Trustee to maintain the Participant as an inactive Participant. The Plan Administrator shall continue to maintain the Participant in inactive status until
(i) the person entitled to the benefit makes an application for it, or (ii) the benefit reverts by escheat to the State, whichever occurs first.

 9.10 Facility of Payment. If the Plan Administrator finds that any person to whom a Benefit is payable from the Trust Fund is unable to care for his affairs because of illness or accident, any payment due may be paid to the Spouse, a child, a parent, or a brother or sister, or to any person deemed by the Plan Administrator to have incurred expense for the person, unless a prior claim for the Benefit has been made by a duly appointed guardian, committee or other legal representative. Any such payments will be a complete discharge of any liability under the Plan.

 9.11 TEFRA Election. Subject to the spousal consent requirements of the Plan, the Code Section 401(a)(9) minimum distribution requirements described in this Article, shall not apply to a Participant who, prior to January 1, 1984, made a valid written election (that has not been revoked) to have his Benefits paid in an alternative method acceptable under Code Section 401(a) as in effect prior to the enactment of the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA").

 9.12   Eligible Rollover Distributions.

 a. Application of Section. This Section applies to distributions made on or after January 1, 1993. Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this Section, a distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an eligible rollover distribution paid directly to an eligible retirement plan specified by the distributee in a direct rollover.

 b.     Definitions.

       i. Eligible Rollover Distribution: An eligible rollover distribution is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated Beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under
              Section 401(a)(9) of the Code; and the portion of any distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

      ii. Eligible Retirement Plan: An eligible retirement plan is an individual retirement account described in
              Section 408(a) of the Code, an individual retirement annuity described in Section 408(b) of the Code, an annuity plan described in Section 403(a) of the Code, or a qualified trust described in Section 401(a) of the Code, that accepts the distributee's eligible rollover distribution. However, in the case of an eligible rollover distribution to the Surviving Spouse, an eligible retirement plan is an individual retirement account or individual retirement annuity.

     iii. Distributee: A distributee includes an Employee or former Employee. In addition, the Employee's or former Employee's Surviving Spouse and the Employee's or former Employee's Spouse or former Spouse who is the Alternate Payee under a Qualified Domestic Relations Order, as defined in Section 414(p) of the Code, are distributees with regard to the interest of the Spouse or former Spouse.

      iv. Direct Rollover: A direct rollover is a payment by the Plan to the eligible retirement plan specified by the distributee.

 9.13 Tax Credit Shares. Shares contributed by the Employer prior to 1987 under the tax credit employee stock ownership plan provisions of the Code shall not be distributed from the Plan prior to the end of the 84th month beginning after the month during which such Shares are allocated under the Plan. The foregoing shall not limit distribution of Shares following death, disability, separation from service or termination of the Plan, or distributions pursuant to Code Sections 401(a)(9) or 401(a)(28).

 9.14 Put Option on Distributed Shares. If at the time of distribution, Shares distributed from the Trust Fund are not treated as "readily tradable on an established market" within the meaning of
Section 409(h) of the Code and the Regulations, such Shares shall be subject to a put option in the hands of a Qualified Holder by which such Qualified Holder may sell all or any part of the Shares distributed to him by the Trust to the Employer. The put option shall be subject to the following conditions:

        a. The term "Qualified Holder" shall mean the Participant or Beneficiary receiving the distribution of such Shares, any other party to whom the Shares are transferred by gift or by reason of death, and also any trustee of an individual retirement account (as defined under Code Section 408) to which all or any portion of the distributed Shares is transferred pursuant to a tax-free "rollover" transaction satisfying the requirements of Sections 402 and 408 of the Code;

        b. During the 60-day period following any distribution of such Shares, a Qualified Holder shall have the right to require the Employer to purchase all or a portion of the distributed Shares held by the Qualified Holder. The purchase price to be paid for any such shares shall be their fair market value determined as of the date of the exercise of the put option under this Section;

        c. If a Qualified Holder shall fail to exercise his put option right under this Section, the option right shall lapse temporarily upon the expiration of the 60-day period. As soon as practicable following the last day of the Plan Year in which the 60-day option period expires, the Company shall notify the non-electing Qualified Holder (if he is then a shareholder of record) of the valuation of the Shares as of that date. During the 60-day period following receipt of such valuation notice, the Qualified Holder shall again have the right to require the Company to purchase all or any portion of the distributed Shares. The purchase price to be paid therefor shall be based on the valuation of the Shares as of the date coinciding with the exercise of the option under this subsection. The purchase price to be paid therefor shall be the valuation of the Shares on such date; and

        d. The foregoing put option shall be effective solely against the Employer and shall not obligate the Plan or the Trust in any manner. However, the Employer may give the Plan or the Trust the right to elect to purchase any shares that otherwise must be purchased by the Employer pursuant to a Qualified Holder's exercise of any such option.

        e. Except as provided in this Section, no Shares acquired with the proceeds of an Exempt Loan may be subject to a put, call or other option, or buy-sell or similar arrangements while held by or distributed from the Plan. The rights and protections provided by this Section are nonterminable.

                               ARTICLE X

                           CLAIMS PROCEDURES

10.01   Claim for Benefits.

 a. Any claim for Benefits by a Participant or Beneficiary shall be made in writing to the Plan Administrator.

 b. In this Article, Participants and Beneficiaries are collectively referred to as claimants.

10.02   Denial of Claim.

 a. If the Plan Administrator denies a claim in whole or in part, it shall send the claimant a written notice of the denial.

 b. The Plan Administrator shall send the denial notice within 90 days after the date it receives a claim, unless it needs additional time to make its decision. In that case, the Plan Administrator may authorize an extension of up to an additional 90 days, if it notifies the claimant of the extension within the initial 90-day period. The extension notice shall state the reasons for the extension and the expected decision date.

 c. The denial notice shall be written in a manner calculated to be understood by the claimant and shall contain:

       i. The specific reason or reasons for the denial of the claim;

      ii. Specific reference to pertinent Plan provisions on which the denial is based;

     iii. A description of any additional material or information necessary to perfect the claim, with an explanation of why the material or information is necessary; and

      iv. An explanation of the review procedures provided by Sections 10.03 and 10.04.

10.03   Request for Review of Denial.

 a. Within 60 days after the claimant receives a denial notice, he may file a request for review with the Plan Administrator. Any such request must be made in writing.

 b. A claimant who timely requests review shall have the right to review pertinent documents, to submit additional information or written comments, and to be represented.

10.04   Review Decision.

 a. The Plan Administrator shall send the claimant a written decision on any request for review that it receives.

 b. The Plan Administrator shall send the review decision within 60 days after the date it receives a request for review, unless an extension of time is needed, due to special circumstances. In that case, the Plan Administrator may authorize an extension of up to an additional 60 days, provided it notifies the claimant of the extension within the initial 60-day period.

 c. The review decision shall be written in a manner calculated to be understood by the claimant and shall contain:

       i.     The specific reason or reasons for the decision; and

      ii. Specific reference to the pertinent Plan provisions on which the decision is based.

 d. If the Plan Administrator does not send the claimant a review decision within the applicable time period, the claim shall be deemed denied on review.

 e. The review decision (including a deemed decision) shall be the final decision of the Plan.

                              ARTICLE XI

                            ADMINISTRATION

11.01   Plan Administrator.

 a. The Plan Administrator shall be the named fiduciary for the Plan and shall be responsible for the management, operation and administration of the Plan.

 b. The Board of Directors shall have the authority to appoint an individual or other entity, or a committee consisting of three members to be the Plan Administrator, and to fill any vacancies which occur, in its sole discretion. Any appointee is subject to removal by the Board of Directors at any time, and may resign at his own volition upon 10 days prior written notice to the Board. If at any time there is no appointed Plan Administrator because vacancies have not been filled, the Board of Directors shall be deemed the Plan Administrator. Names of all current appointees shall be available from the Secretary of the Employer.

 c. If the Plan Administrator is a committee, any act which the Plan authorizes or requires the Plan Administrator to do may be done at a meeting of the committee by a majority of the members then voting.

 d. The Board of Directors will appoint a chairman and a secretary and such other agents and representatives of the pension committee as it may deem advisable (see Section 11.05). In its relationship with the Trustee and any insurance company or companies on any matter or thing included in this Plan, one member of the committee may be authorized by it to sign or execute any document on its behalf. The Chairman of the Board of Directors will certify to the Trustee and to such insurance company or companies the name and signature of the member of the committee who is so authorized.

 e. The members of the committee will serve without compensation for services as such, but all their expenses shall be paid by the Employer (see Section 11.11).

 f. The Board of Directors, in its sole discretion, may also designate the Trustee as the Plan Administrator. Any such designation shall be valid only if the Trustee acknowledges responsibility for the management, operation and administration of the Plan in writing. Thereafter, all references in the Plan and Trust to the Plan Administrator shall mean the Trustee unless and until the Board of Directors appoints a different Plan Administrator in accordance with this Section.

11.02 Fiduciary and Administrative Duties. The Plan Administrator shall have the following powers, duties, and responsibilities, which it may retain or delegate among the below-mentioned bodies:

 a. Powers, duties, and responsibilities of administration which shall be delegable to an administrator;

 b. Powers, duties, and responsibilities of custody and disbursement of the assets of the Fund, which shall be delegable to the Trustee, the administrator, or an insurance company, and

 c. Powers, duties, and responsibilities of investment which shall be delegable to the Trustee, an investment advisor, or an insurance company.

The Plan Administrator may appoint an administrator, an investment advisor, or an insurance company, and review or redelegate the exercise of these powers, duties and responsibilities at any time.

11.03   General Powers and Discretion of Plan Administrator.

 a. The Plan Administrator shall have all powers necessary to administer the Plan in accordance with its terms, including the power to construe the Plan and determine all questions that arise under it.

 b. Notwithstanding any other provision in the Plan, and to the full extent permitted by ERISA and the Code, the Plan Administrator shall have exclusive authority and discretion to construe any uncertain or disputed term or provision in the Plan, including, but not limited to, the following:

       i. Determining whether any individual is eligible for any Benefits under this Plan;

      ii. Determining the amount of Benefits, if any, an individual is entitled to under this Plan;

     iii.     Interpreting all of the provisions of this Plan; and

      iv.     Interpreting all of the terms used in this Plan.

 c. The Plan Administrator's exercise of discretionary authority to construe the terms of the Plan, and all its determinations and interpretations, shall:

       i. Be binding upon any individual claiming Benefits under this Plan, including, but not limited to, the Participant, the Participant's estate, any Beneficiary of the Participant, and any Alternate Payee;

      ii. Be given deference in all courts of law, to the greatest extent allowed by applicable law; and

     iii. Not be overturned or set aside by any court of law unless found to be arbitrary and capricious, or made in bad faith.

 d. If discretionary authority must be exercised with respect to a Plan Administrator as an Employee (or retiree), the authority shall be exercised solely and exclusively by other Plan Administrators. If there are none, the discretionary authority shall be exercised by the Board of Directors, not including the affected individual if he is also a member of the Board of Directors.

 e. Any discretionary actions of the Plan Administrator or Board of Directors shall be taken in a manner that does not discriminate in favor of Highly Compensated Employees.

11.04   Administration of the Trust Fund.

 a. The Trustee shall be responsible for the management and investment of the Trust Fund in accordance with the provisions of the Trust Agreement.

 b. Directives of the Plan Administrator to the Trustee shall be delivered in writing, and properly signed.

11.05   Delegation of Powers.

 a. The Plan Administrator may appoint assistants or representatives, to the extent it deems them necessary for the effective administration of the Plan. The Plan Administrator may delegate to them any powers and duties, both ministerial and discretionary, that it deems expedient or appropriate, except as limited by Section 11.06.

 b. Any appointment under this Section or Section 11.06 shall be made pursuant to a signed, written instrument.

11.06   Appointment of Professional Assistants and Investment
Managers.

 a. The Plan Administrator may engage accountants, attorneys, physicians and such other professional personnel as it deems necessary or advisable. The Plan Administrator may also appoint one or more Investment Managers to manage all or any of the assets of the Trust, including the power to acquire or dispose of assets. However, the appointment of an Investment Manager must be approved by the Board of Directors.

 b. The functions of persons engaged under this Section shall be limited to the specific services and duties for which they are engaged. Such persons shall have no other duties, obligations or responsibilities under the Plan or Trust, and shall exercise no discretion regarding the management of the Plan. Unless engaged specifically as an Investment Manager, such a person shall exercise no authority or control respecting management or disposition of the assets of the Trust.

 c. The fees and costs of services under this Section are an administrative expense of the Plan to be paid out of the Trust Fund, except to the extent paid by the Employer.

11.07 Records. All acts and determinations with respect to the Plan shall be duly recorded. All such records and other documents that may be necessary for the administration of the Plan shall be preserved in the custody of the Plan Administrator (or its appointed assistants or representatives).

11.08 Notice of Rollover Treatment. Whenever it makes a qualifying rollover distribution, within the meaning of Code Section 402(a), the Plan Administrator shall provide a written explanation to the recipient of:

 a. The circumstances under which the distribution will not be subject to tax if transferred to an eligible retirement plan (as defined in Code Section 402(a)) within 60 days after the date on which the recipient receives the distribution; and

 b.     If applicable, the income averaging provisions of Code
Section 402(e).

11.09 Responsibility of Fiduciaries. Any Plan Administrator and any assistant or representative, other than any Investment Manager, shall be free from all liability for acts and conduct in the administration of the Plan and Trust, except for acts of willful misconduct. However, the preceding sentence shall not relieve any fiduciary from any responsibility, obligation or duty that the fiduciary may have pursuant to ERISA.

11.10 Indemnity by Employer. To the extent not insured against by an applicable insurance policy, and to the extent permitted by law, the Employer shall indemnify and hold harmless the Plan Administrator and its assistants and representatives from any and all claims, demands, suits or proceedings in connection with the Plan or Trust that may be brought against them, provided the individual or entity being indemnified is/was an employee, or committee of employees, of the Employer.

11.11 Payment of Fees and Expenses. To the extent consistent with ERISA, the Plan Administrator, and assistants and representatives, shall be entitled to payment from the Trust Fund for all reasonable costs, charges and expenses incurred in the administration of the Plan and Trust. This includes, but is not limited to, reasonable fees for accounting, legal and other services, to the extent incurred in the performance of duties under the Plan and Trust, except to the extent that the fees and costs are paid by the Em-ployer. Notwithstanding any other provision of the Plan or Trust, no person who is a "disqualified person," within the meaning of Code
Section 4975(e)(2) and who receives full-time pay from the Employer shall receive compensation from the Trust Fund, except for re-imbursement of expenses properly and actually incurred.

11.12 ERISA Reporting and Disclosure. The Plan Administrator shall be responsible for the performance of all reporting and disclosure obligations under ERISA.

11.13 Service of Legal Process. The Plan Administrator shall be the designated agent of the Plan for service of legal process.

11.14 Funding Policy for Trust Fund. The Plan Administrator shall establish a funding policy and method consistent with the objectives of the Plan and the requirements of Title I of ERISA. The Plan Administrator shall review such funding policy and method at least annually. In its actions, the Plan Administrator shall endeavor to determine the Plan's short-term and long-term objectives and financial needs, taking into account the need for liquidity to pay Benefits and the need for investment growth. All actions under this Section, including the supporting reasons, shall be recorded in writing by the Plan Administrator and communicated to the Trustee and Board of Directors.

11.15 Allocation of Trust Fund Increases and Decreases. As of each Valuation Date, a share of any increase or decrease in the net fair market value of the Trust Fund shall be allocated to the nonsegregated Accounts of each Participant, and former Participant, for whom there is an unpaid balance, in accordance with the following provisions:

 a.     Valuation of the Trust Fund:

       i. As of each Valuation Date, the Plan Administrator shall direct the Trustee to determine the net fair market value of the assets comprising the Trust Fund.

      ii. Securities listed on a registered stock exchange shall be valued at the last prices at which they were traded on the Valuation Date, or on the last date on which they were traded, if they were not traded on the Valuation Date. Unlisted securities shall be valued at the last bid price on the Valuation Date, as obtained from a registered broker or investment banker. The Trustee shall either appraise other assets itself or employ appraisers for the purpose; provided that any Employer securities held by the Trust and not readily tradeable on an established market shall be valued by an independent appraiser meeting requirements similar to the requirements described under Code
              Section 170(a)(1).

     iii. In determining net fair market value, the Trustee shall deduct: expenses for which the Trust Fund has not yet been reimbursed by the Employer; contributions to be allocated for the current Plan Year, even if already paid; and amounts which are distributable for the Plan Year pursuant to Article VIII or Article IX, although not yet distributed.

 b. Allocation: The increase or decrease, determined under sub-section (a) above, shall be allocated to the Accounts of each Participant (and former Participant) in the ratio of (i) the cumulative amount in the nonsegregated Accounts of the Participant, to (ii) the cumulative amount in the nonsegregated Accounts of all Participants. Before establishing this ratio, the Accounts of all Participants shall be increased by any balances reinstated pursuant to Section 5.03(a), and decreased by amounts that either were distributed during the Plan Year, or that were distributable pursuant to a request made by the Participant although the distribution has not yet been made.

 c. Distribution Valuations. To the extent required by the distribution provisions of Articles VIII and IX, the Trustee shall value a Participant account as of the date on any distribution of the Participant Account or such other date as may be required by
Section 9.02.

                              ARTICLE XII

                      LIMITATIONS ON ALLOCATIONS

12.01   General Rules.

 a. Incorporation of Code Section 415: In addition to the specific provisions of this Article, the terms of Code Section 415 and implementing Regulations are hereby incorporated by reference and shall govern in determining the allocations that can be made to the Accounts of a Participant.

 b. Aggregation of Employers and Plans: As further set forth in this Article and Code Section 415, the Maximum Annual Addition is an aggregate limitation that applies to this Plan and any other plans, described below, that are maintained by the Employer or an Affiliated Employer. Therefore, for this Article:

       i. The term "Employer" includes any Affiliated Employers, using the Code Section 415 definition of an Affiliated Employer that is stated in Article II.

      ii. All Defined Benefit Plans ever maintained by the Employer shall be treated as one Defined Benefit Plan, whether or not terminated. The same rule applies to all Defined Contribution Plans ever maintained by the Employer.

     iii. The term "contribution", standing alone, refers both to all employee nondeductible contributions and all Employer contributions, including any forfeitures, to the above plans.

12.02 Code Section 415 Limitations. For Limitation Years beginning after December 31, 1986, the Annual Additions for a Participant shall not exceed the Maximum Annual Addition for any Limitation
Year, as these terms are explained below.

 a. Maximum Annual Addition: The Maximum Annual Addition for a Limitation Year is the lesser of:

       i.     The Defined Contribution Dollar Limitation; or

      ii.     25 percent of the Participant's Limitation Year
              Compensation.

In applying the above formula, the limitation in subsection (ii) above shall not apply to any allocation for medical benefits (within the meaning of Code Section 401(h) or Code Section 419A(f)(2)) which is otherwise treated as an Annual Addition under Code
Section 415(l)(1) or Code Section 419A(d)(2).

 b.     Annual Additions:  Except as provided in Code Section
415(c)(6), the Annual Additions of a Participant are the sum of the following amounts credited for the Limitation Year:

       i.     Employer contributions;

      ii.     Employee contributions;

     iii.     Forfeitures;

      iv. Amounts allocated after March 31, 1984 to an individual medical account, as defined in Code Section 415(l)(2) which is part of a pension or annuity plan maintained by the Employer; and

       v. Amounts derived from contributions paid or accrued after December 31, 1985, in taxable years ending after such date, which are attributable to post-retirement medical benefits, allocated to the separate account of a Key Employee under a welfare benefit fund (as defined in Code Section 419(e)) maintained by the Employer.
              For purposes of this subsection, the definition of a Key Employee in Article II is modified as provided in Code Section 419A(d)(3).

In determining Annual Additions under the above definition, any mandatory employee contributions to a Defined Benefit Plan shall be treated as Annual Additions to a Defined Contribution Plan. (However, Annual Additions for Limitation Years beginning before January 1, 1987 shall not be recomputed to treat all such employee contributions as Annual Additions.) Further, any excess amounts that are allocated to Participant's Accounts pursuant to Sec-tion 12.04 to reduce Employer Contributions will be considered Annual Additions.

  Contributions do not fail to be Annual Additions merely because they are "excess aggregate contributions" within the meaning of Code
Section 401(m) and implementing Regulations. Further, excess aggregate contributions do not fail to be Annual Additions because corrected through distribution or recharacterization.

12.03 Reduction of Allocations. The Employer may reduce (or eliminate) allocations for a Participant in order to satisfy Code
Section 415 as provided in this Section. If the Employer also maintains any of the plans described in Section 12.05, the reduc-tions in this Section shall be applied by taking the allocations for the Participant under those plans into account, as stated in Section 12.05(b).

 a. Estimated Compensation: The Employer may estimate Limitation Year Compensation and limit allocations for a Participant below those that would otherwise be made under the terms of the Plan. Estimates shall be made in a reasonable and uniform manner for all Participants.

 b. Final Compensation: The Employer shall determine each Participant's actual Limitation Year Compensation as soon as administratively feasible after the close of the Plan Year, and take whichever of the following actions is appropriate:

       i. The Employer shall make any additional allocations, called for by the terms of the Plan, that can be made without exceeding the Maximum Annual Addition; or

      ii. The Plan Administrator shall take actions in accordance with Section 12.04 in order to avoid an excess allocation, if amounts in excess of the Maximum Annual Addition have been allocated to a Participant's
              Accounts as a result of:

              A.    The allocation of forfeitures;

              B. A reasonable error in estimating a Participant's annual Limitation Year Compensation;

              C. Any under facts and circumstances allowed under Regulation 1.415-6(b)(6).

              By these actions, the excess amounts will not be considered Annual Additions and, therefore, the Maximum Annual Addition will not be exceeded.

12.04   Reduction of Excess Amounts.

 a. Return of Contributions: To the extent necessary to reduce an excess amount, a distribution shall be made to the Participant of
(i) any elective deferrals (within the meaning of Code
Section 402(g)(3)) to any other plan the Employer may have, and (ii) any nondeductible voluntary or mandatory employee contributions to any other plan the Employer may have. The amounts distributed are disregarded for purposes of Code Section 402(g). Notwithstanding the preceding sentence, employee mandatory contributions shall not be returned to the extent that the return would cause discrimination in favor of Highly Compensated Employees. Other than the foregoing distributions, no amounts shall be returned to Participants as a way of complying with Code Section 415.

 b. Reduction of Future Contributions and Suspense Accounts: Any excess amount that remains after the amounts described in subsection (a) above have been returned to Participants will be disposed of in the following manner (after determining the excess attributable to this Plan pursuant to Section 12.05(c), if applicable):

       i. If the Participant is covered by the Plan at the end of the Limitation Year, the excess amount in his Accounts will be used to reduce future allocations by the Employer for him (including any allocation of for-feitures) in the next Limitation Year, and each succeeding Limitation Year, if necessary.

      ii. If the Participant is not covered by the Plan at the end of a Limitation Year, the excess amount will be held unallocated in a suspense account. The suspense account will be applied to reduce future contributions by the Employer in making allocations for all remaining Participants in the next Limitation Year, and each succeeding Limitation Year, if necessary.

     iii. Any suspense account that is in existence during a Limitation Year will not participate in gains and losses of the Trust Fund. All amounts in the suspense account must be allocated and reallocated to Participants' Accounts before any contribution can be made to the Plan for that Limitation Year.

12.05   Adjustments for Multiple Defined Contribution and Other
Specified Plans.

 a. Application of Section: This Section applies if the Participant is covered under (i) another Defined Contribution Plan maintained by the Employer, (ii) a welfare benefit fund, as defined in Code Section 419(e), maintained by the Employer, or (iii) an individual medical account, as defined in Code Section 415(l)(2), maintained by the Employer, which provides an Annual Addition.

 b. Reduction of Contributions: If the allocations that would otherwise be made for a Participant under this Plan and other plans specified in subsection (a) above would cause the Maximum Annual Addition to be exceeded, allocations will be made to the other plans only to the extent permissible after allocations have been made to this Plan.

 c. Disposition of Excess Amounts: If amounts that have already been allocated for a Participant under this Plan and other plans specified in subsection (a) above result in an excess amount for a Limitation Year, the excess amount will be deemed to consist of the Annual Additions last allocated, subject to the following modifications:

       i. Annual Additions attributable to a welfare benefit fund or individual medical account will be deemed to have been allocated first, regardless of the actual allocation date.

      ii. If an excess amount was allocated to a Participant under this Plan and another plan on the same allocation date, the excess amount attributed to this Plan will be the product of:

              A. The total excess amount allocated as of such date; times

              B. The ratio of (I) the Annual Additions allocated to the Participant for the Limitation Year as of such date under this Plan to (II) the total Annual Additions allocated to the Participant for the Limitation Year as of such date under this and all other Defined Contribution Plans.

Any excess amount attributed to this Plan shall be disposed of by following the rules in Section 12.04. As stated in Section 12.04, this includes the fact that elective deferrals and employee contributions under all plans will be returned to reduce the excess amount under all plans, before other actions are taken.

12.06   Adjustments for Participant in Defined Benefit Plan.

 a. Limitation: If a Participant is or has been covered by a Defined Benefit Plan maintained by the Employer, the sum of the Participant's Defined Benefit Fraction and Defined Contribution Fraction, as defined below, shall not exceed 1.0 in any Limitation Year.

 b. Defined Benefit Fraction: The numerator of the Defined Benefit Fraction is the sum of the Participant's "projected annual benefits" under all Defined Benefit Plans of the Employer (whether or not terminated). The denominator is the lesser of 1.25 times the Defined Benefit Dollar Limitation ($90,000, as adjusted under Code
Section 415(b)), or 1.4 times the Participant's "highest average compensation." In determining the Defined Benefit Fraction:

       i. "Projected annual benefit" means the annual retirement benefit (adjusted to an actuarially equivalent straight life annuity, if such benefit is expressed in a form other than a straight life annuity, or qualified joint and survivor annuity) to which the Participant would be entitled under the terms of the Plan, assuming that:

              A. The Participant will continue employment until Normal Retirement Age under the Plan (or current age, if later), and

              B. The Participant's Compensation for the current Limitation Year and all other relevant factors used to determine Benefits under the Plan will remain constant for all future Limitation Years.


      ii. "Highest average compensation" means the average compensation for the three consecutive Years of Service that produces the highest average.

     iii. Notwithstanding the preceding provisions, if a Par-ticipant was a Participant as of the first day of the first Limitation Year beginning after December 31, 1986 in a Defined Benefit Plan maintained by the Employer which was in existence on May 6, 1986, the denominator of the fraction will not be less than 125 percent of the sum of the annual benefits under such plans which the Participant had accrued as of the close of the last Limitation Year beginning before January 1, 1987, disregarding any changes in the terms and conditions of the Plan after May 5, 1986. The preceding sentence applies only if any such Defined Benefit Plans, individually and in the aggregate, satisfied the requirements of Code Section 415 for all Limitation Years beginning before January 1, 1987.

 c. Defined Contribution Fraction: The numerator of the Defined Contribution Fraction is the sum of the Annual Additions to the Participant's Accounts under all Defined Contribution Plans (whether or not terminated) maintained by the Employer for the current and all prior Limitation Years. The denominator is the sum of the "maximum aggregate amounts" for the current and all prior Limitation Years of Service with the Employer regardless of whether a Defined Contribution Plan was maintained by the Employer. In determining the Defined Contribution Fraction:

       i. "Maximum aggregate amount" means the lesser of (A) 125 percent of the Defined Benefit Dollar Limitation, determined in accordance with Code Section 415(b) and adjusted by the Adjustment Factor, or (B) 35 percent of the Participant's Limitation Year Compensation for such year.

      ii. If the Participant was a Participant as of the end of the first day of the first Limitation Year beginning after December 31, 1986, in one or more Defined Contribution Plans of the Employer which were in existence on May 6, 1986, the numerator of the fraction will be adjusted if the sum of this fraction and the Defined Benefit Fraction would otherwise exceed 1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of (A) the excess of the sum of the fractions over 1.0 times (B) the denominator of this fraction will be permanently subtracted from the numerator of the fraction. The adjustment is calculated using the fractions as they would be com-puted as of the end of the last Limitation Year beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the plan made after May 5, 1986, but using the Code Section 415 limitation applicable to the first Limitation Year beginning on or after January 1, 1987.

 d. Adjustment: If the sum of the Defined Benefit Fraction and the Defined Contribution Fraction exceeds 1.0 in any Limitation Year for a Participant, the Plan Administrator shall adjust the numerator of the Defined Benefit Fraction, so that the sum of the fractions for the Participant does not exceed 1.0 in any Limitation Year.

 e. Super Top-Heavy Rules: In applying the above rules, if the Plan is a Super Top-Heavy Plan, the denominators of both the Defined Benefit Fraction and the Defined Contribution Fraction shall be adjusted as provided in Section 15.05.

                             ARTICLE XIII

                   DISCONTINUANCE OF CONTRIBUTIONS,
                  TERMINATION, AMENDMENT, AND MERGER

13.01 Discontinuance of Contributions. Whenever the Employer determines that it is impossible or inadvisable to make further contributions as provided in the Plan, the Board of Directors may, without terminating the Trust, adopt an appropriate resolution permanently discontinuing all further contributions to the Plan. A certified copy of the resolution shall be delivered to the Plan Administrator and the Trustee. Thereafter, the Plan Administrator and the Trustee shall continue to administer all the provisions of the Plan that are necessary and remain in force, other than the provisions relating to contributions. The Trust shall remain in existence with respect to the Employer and all of the provisions of the Trust Agreement shall remain in force.

13.02   Termination of Plan and Trust.

 a. The Employer contemplates that the Plan shall be permanent and that the Employer shall be able to make contributions to the Plan. Nevertheless, in recognition of the fact that future conditions and circumstances cannot now be entirely foreseen, the Board of Directors of NBT Bancorp, Inc. reserves the right to ter-minate either the Plan, or both the Plan and the Trust, at any time, pursuant to written resolutions and written amendments.

 b. If the Board of Directors of NBT Bancorp, Inc. makes a determination to terminate the Plan and Trust, they shall be terminated insofar as they are applicable to the Employer, as of the date specified in certified copies of resolutions delivered to the Plan Administrator and the Trustee.

 c. Upon termination, all Accounts shall be adjusted, as provided in Article V, Article XI and as otherwise required to reflect the expenses of termination. After these adjustments, Participants shall be entitled to receive all amounts credited to their Accounts.

13.03 Benefits upon Termination or Discontinuance of Contributions. Upon the full or partial termination of the Plan, or discontinuance of contributions, the rights of each affected Participant to amounts credited to all his Accounts at that time shall become nonforfeitable without any formal action on the part of the Employer, the Plan Administrator or the Trustee.

13.04 Amendments. The Board of Directors of NBT Bancorp, Inc. may amend the Plan at any time, and from time to time, pursuant to written resolutions and written amendments. However, no amendment shall have the effect of reducing the nonforfeitable percentage of benefits of any Participant.

13.05 Merger, Consolidation, or Transfer of Assets. Neither the Plan nor the Trust may be merged with any other plan or trust, unless each Participant would receive a benefit immediately after the merger, that is equal to or greater than the benefit he would have been entitled to receive immediately before the merger, if the Plan had then terminated. The provisions of the preceding sentence shall also apply to a consolidation or transfer of assets.

                              ARTICLE XIV

                  QUALIFIED DOMESTIC RELATIONS ORDERS

14.01 General. Notwithstanding the restriction against alienation and assignment stated in Section 16.01, the Plan Administrator shall comply with the terms of any Qualified Domestic Relations Order.

14.02   Required Provisions.  A Domestic Relations Order is a
Qualified Domestic Relations Order only if it clearly specifies:

 a. The name and the last known mailing address (if any) of the Participant, and the name and mailing address of each Alternate
Payee covered by the order;

 b. The amount or percentage of the Participant's Benefits that the Plan shall pay to each Alternate Payee, or the manner in which the amount or percentage is to be determined;

 c.     The number of payments or period to which the order applies;
and

 d.     Each plan to which the order applies.

Notwithstanding the preceding provisions, a Domestic Relations Order that does not provide the specified address information can be a Qualified Domestic Relations Order, if the Plan Administrator has the necessary information from other sources.

14.03   Prohibited Provisions.  A Domestic Relations Order is a
Qualified Domestic Relations Order only if it:

 a. Does not require the Plan to provide any type or form of benefit, or any option, not otherwise provided under the Plan, with the exception stated in Section 14.04;

 b. Does not require the Plan to provide increased benefits determined on the basis of actuarial value; and

 c.     Does not require the payment of benefits to an Alternate
Payee that are required to be paid to another Alternate Payee under an order previously determined to be a Qualified Domestic Relations Order.

14.04   Exception for Certain Payments Made after Earliest Retirement
Age.

 a. A Domestic Relations Order shall not be treated as failing to meet the requirements of Section 14.03(a), solely because the order requires payment to an Alternate Payee:

       i. In the case of any payment before a Participant has separated from service, on or after the date on which the Participant attains (or would have attained) the "earliest retirement age" as defined in subsection (b) below;

      ii. As if the Participant had retired on the date on which payment is to begin under the order; and

     iii. In any form in which Benefits may be paid under the Plan to the Participant.

 b. For purposes of this Section, the term "earliest retirement age" means the earlier of:

       i. The date on which the Participant is entitled to a distribution under the Plan; or

      ii.     The later of:

              A.    The date the Participant attains age 50; or

              B. The earliest date on which the Participant could receive Plan Benefits if he separated from service with the Employer.

14.05   Plan Procedures with Respect to Domestic Relations Orders.

 a. The Plan Administrator shall apply the procedures in this Article, and may adopt additional appropriate procedures, to determine the qualified status of Domestic Relations Orders it receives and to administer distributions under Qualified Domestic Relations Orders.

 b. The Plan Administrator shall promptly notify the Participant and each Alternate Payee of the receipt of a Domestic Relations Order, and provide them with copies of the procedures the Plan will use in determining the qualified status of the order. If addresses are not specified in the order, the Plan Administrator shall send notices to the last known addresses of these parties. The Participant and any Alternate Payee may designate a representative to receive copies of future communications from the Plan Administrator regarding the order, by submitting a written request to the Plan Administrator.

 c. Within a reasonable period after receiving a Domestic Relations Order, the Plan Administrator shall determine whether it is a Qualified Domestic Relations Order, and shall notify the Participant, each Alternate Payee, and any designated represen-tatives of the determination.

 d. During the period in which the issue of qualified status is being determined by the Plan Administrator, by a court of competent jurisdiction or otherwise, the Plan Administrator shall separately account for the amounts which would have been payable to the Alternate Payee during the period if the order had been determined to be a Qualified Domestic Relations Order. The separate accounting is for recordkeeping and a segregation of Trust Fund assets is not required. The separately accounted for amounts shall be treated in the following manner:

       i. If the Domestic Relations Order (or a modification of it) is determined to be a Qualified Domestic Relations Order within 18 months of the date on which the first payment would be required to be made under the order, the Plan Administrator shall pay the amounts (including any interest) to the person or persons entitled to the payment.

      ii. If the Domestic Relations Order is determined not to be a Qualified Domestic Relations Order or the issue is not resolved within the 18-month period specified above, the Plan Administrator shall pay the amounts (including any interest) to the person or persons who would have been entitled to the amounts if there had been no order. In applying this provision, the Plan Administrator may delay payments for the full 18-month period, even if an earlier determination of non-qualified status is made, if the Plan Administrator has notice that the parties are attempting to remedy the order's deficiencies.

     iii. Any determination of qualified status that is made after the close of the 18-month period shall be applied prospectively only.

                              ARTICLE XV

                        TOP-HEAVY REQUIREMENTS

15.01   General Rules.

 a. Notwithstanding any other Plan provisions to the contrary, the Top-Heavy Rules of this Article shall become effective for any Plan Year beginning after December 31, 1983 in which the Plan is a Top-Heavy Plan. The provisions of Code Section 416 and implementing Regulations are hereby incorporated by reference and control the application of this Article.

 b. As stated in Article II in defining "Compensation", not more than $200,000 of Compensation (adjusted by the Adjustment Factor) is taken into account under the Plan for a Participant, for any Plan Year beginning after December 31, 1988. This $200,000 limitation, without any adjustment, shall also apply for any earlier Plan Year in which the Plan is Top-Heavy.

 c. As further set forth in this Article (and the Code and Regulations), the Top-Heavy Rules mean that:

       i. Whether the Plan is Top-Heavy, or Super Top-Heavy, shall be determined by finding the Top-Heavy Ratio in accordance with Section 15.02.

      ii. If the Plan is Top-Heavy, or Super Top-Heavy, for a Plan Year, Non-Key Employees must receive Minimum
              Required Contributions and the Minimum Vesting Schedule in Section 15.03 shall become applicable.

     iii. If the Plan is Super Top-Heavy for a Plan Year, the provisions of this Article regarding Maximum Annual Additions under a Super Top-Heavy Plan shall be used in applying Article XII if the Employer also maintains a Defined Benefit Plan.

 d. Notwithstanding the preceding provisions or any other provisions of the Plan, any requirements regarding a Top-Heavy vesting schedule and Minimum Required Contributions shall not apply to Employees covered by a collective bargaining agreement. However, the Accounts of these Employees are considered in determining the Top-Heavy Ratio under Section 15.02.

15.02   Determination of Top-Heaviness.

 a.     Top-Heavy Plan:  The Plan shall be considered a Top-Heavy
Plan for a Plan Year if the Top-Heavy Ratio exceeds 60 percent, applying the principles in subsection (c) below.

 b. Super Top-Heavy Plan: The Plan shall be considered a Super Top-Heavy Plan for a Plan Year if the Top-Heavy Ratio exceeds 90 percent, applying the principles in subsection (c) below.

 c. Top-Heavy Ratio: The Top-Heavy Ratio shall be determined in accordance with the following principles:

       i.     Accounts:  Except as provided below in subsection
              (viii) below, all of a Participant's Accounts are considered in determining the Top-Heavy Ratio.

      ii. Determination Date: The Top-Heavy Ratio is determined as of the Determination Date, which is the last day of the preceding Plan Year (except for the first Plan
              Year). For example, if the Top-Heavy Ratio exceeds 60 percent on the last day of the 1989 Plan Year, the Plan is Top-Heavy for the 1990 Plan Year.

     iii. Valuation Date: Account balances shall be valued as of the most recent Valuation Date during the twelve-month period ending on the Determination Date.

      iv. Prior Distributions: Amounts in the Accounts of a Participant include any distribution with respect to the Participant during the five-year period ending on the Determination Date. This includes distributions to Beneficiaries and distributions before the 1984 Plan Year when the Top-Heavy Rules became effective.

        v. Key Employee Status: As defined in Article II, an Employee is considered a Key Employee if he is a Key Employee at any time during the Plan Year containing the Determination Date or the four preceding Plan Years. If a Key Employee ceases to be a Key Employee but continues to be employed, he will be treated as a Non-Key Employee after the last year in which he must be considered a Key Employee under the preceding sentence. As of that date, his Accounts will be disregarded in computing the numerator and denominator of the Top-Heavy Ratio.

      vi. Required Aggregation of Plans: If the Plan is part of a Required Aggregation Group, the Top-Heavy Ratio must be determined by considering all plans in the group. A Required Aggregation Group consists of all qualified plans of the Employer and any Affiliated Employer that include a Key Employee, plus any other plans that enable a Plan with a Key Employee to satisfy the nondiscrimination rules of Code Sections 401(a)(4) or 410.

              A. Except as may otherwise be allowed under the permissive aggregation rules in subsection (vii) below, each plan in a Required Aggregation Group shall be considered Top-Heavy if the Top-Heavy Ratio for the group exceeds 60 percent. Conversely, if the Top-Heavy Ratio is 60 percent or less, no plan in the Required Aggregation Group shall be considered Top-Heavy.

              B. The Top-Heavy Ratio is determined by adding the present value of the accrued benefits under all Defined Benefit Plans and the account balances under all Defined Contribution Plans in both the numerator and denominator of the Top-Heavy Ratio. If plans have different Determination Dates, the Determination Dates within the same calendar year are used in calculating the Top-Heavy Ratio. The present value of the accrued benefits under a Defined Benefit Plan shall be based only on the interest and mortality rates specified in that plan.

     vii. Permissive Aggregation Group: The Employer may, but is not required to, determine the Top-Heavy Ratio on the basis of a Permissive Aggregation Group.

              A. A Permissive Aggregation Group consists of all plans in a Required Aggregation Group, plus other plans that satisfy the nondiscrimination require-ments of Code Sections 401(a)(4) and 410, when considered with the Required Aggregation Group.

              B. If the Top-Heavy Ratio for the Permissive Aggregation Group is 60 percent or less, no plan in the group is Top-Heavy. If the Top-Heavy Ratio is greater than 60 percent, the Top-Heavy Rules apply to those plans that are part of the Required Aggregation Group, but not to the other plans that were permissively aggregated.

    viii. Rollover amounts and any plan-to-plan transfer amounts held under this Plan or any other plan, shall be taken into account in determining the Top-Heavy Ratio only if required by the following rules:

              A. If a transfer is initiated by the Employee and made between plans maintained by different employers, the transferring plan continues to count the transferred amount under the rules for counting distributions. The receiving plan does not count the amount if accepted after December 31, 1983, but does count the amount if accepted prior to January 1, 1984.

              B. If the transfer is not initiated by the Employee or if it is made to a plan maintained by the same employer, the transferring plan shall no longer count the amount transferred and the receiving plan shall count the amount transferred.

              C.    For purposes of this subsection, Affiliated
                    Employers shall be treated as the same employer.


15.03   Top-Heavy Vesting Schedule.

 a. For any Plan Year that the Plan must be considered Top-Heavy, a Participant's vested interest in his Employer Contribution Account shall be determined in accordance with the following Minimum Vesting Schedule rather than the vesting schedule in Section 7.01. As an exception, the Participant shall remain under his previous vesting schedule to the extent provided in Section 7.05. Any Minimum Required Contribution (to the extent required to be nonforfeitable under the Minimum Vesting Schedule) may not be forfeited under Code Sections 411(a)(3)(B) or 411(a)(3)(D).

 b.     The Minimum Vesting Schedule is:

  Years of Service                    Vested Percentage

  Less than 1 year                              0%
  1 years but less than 2 years               20%
  2 years but less than 3 years               40%
  3 or more years                            100%

 c. Once applicable for a Plan Year, the Minimum Vesting Schedule applies to amounts in the Employer Contribution Account, accrued before or after the Plan became Top-Heavy. This includes accruals before the 1984 Plan Year when the Top-Heavy Rules became effective. Notwithstanding the preceding sentence:

       i. Accounts of a Participant who does not have an Hour of Service after the Plan becomes Top-Heavy shall not be subject to the Minimum Vesting Schedule; and

      ii. Account balances which were forfeited before the Plan became Top-Heavy do not vest.

 d. The vesting schedule in Section 7.01 shall again become applicable for Employer Contributions that are made for Plan Years after the Plan ceases to be Top-Heavy. However, if this change in vesting schedule occurs:

       i. The vested percentage of a Participant in amounts allocated to his Employer Contribution Account before the Plan ceased to be Top-Heavy shall not be reduced; and

      ii. Participants described in Section 7.05 shall be given the option to remain under the Minimum Vesting
              Schedule, even for Plan Years after the Plan is no longer Top-Heavy, in accordance with the procedures described in that Section.

15.04   Minimum Required Contribution.

 a. In General: If the Plan is Top-Heavy for a Plan Year, each Non-Key Employee described in subsection (b) below must receive the Minimum Required Contribution described in subsection (c) below. Further, such a minimum Required Allocation cannot be forfeited under Code Section 411(a)(3)(B) (suspension of benefits to rehired retiree) or Code Section 411(a)(3)(D) (forfeiture upon withdrawal of mandatory Employee contributions), even if the rules of those Code Sections would otherwise be applicable under other provisions of the Plan.

 b. Non-Key Employees: The Minimum Required Contribution shall be made for each Non-Key Employee who has not separated from the service of the Employer as of the last day of the Top-Heavy Plan Year, provided he has satisfied the eligibility requirements in
Article III. Such an Employee shall require the Minimum Required Contribution, without regard to his Hours of Service or Compensa-tion, and whether or not he elects Employee Voluntary Contributions (if any are permitted by the Plan), for the Plan Year.

 c.     Minimum Required Contribution:

       i. Except as otherwise provided in subsection (d) below, the Minimum Required Contribution for each Top-Heavy Plan Year shall be the lesser of:

              A.    Three percent of Limitation Year Compensation; or

              B. The highest percentage of Limitation Year Compen-sation that is provided to any Key Employee as contributions by the Employer.

        The second alternative in the above formula cannot be used if this Plan is used to enable a Defined Benefit Plan of the Employer to satisfy Code Sections 401(a)(4) or 410(b).

      ii. All Contributions by the Employer to the Accounts of each Participant shall be considered in determining the highest percentage that was contributed for a Key Employee, and whether the Non-Key Employee has received the Minimum Required Contribution.

     iii. If the Non-Key Employee also participates in another Defined Contribution Plan of the Employer (or an Affiliated Employer) that is Top-Heavy for the Plan Year, only one plan must provide the Minimum Required Contribution. In such a case, the Minimum Required Contribution shall be made under the other plan.

 d. Non-Key Employee in Defined Benefit Plan: If a Non-Key Employee participates in this Plan and a Defined Benefit Plan that is included in a Required Aggregation Group that is Top-Heavy, the Defined Benefit Plan shall provide the minimum benefit required by Code Section 416. This shall be done as set forth in the Defined Benefit Plan. Based on this action by the Defined Benefit Plan, no Minimum Required Contribution will be made to this Plan.

15.05   Maximum Annual Addition under Super Top-Heavy Plan.

 a. If the Plan is Super Top-Heavy for any Plan Year, then for purposes of the Code Section 415 limitation described in
Article XII, the dollar limitations in the denominator of the Defined Benefit Fraction and the Defined Contribution Fraction shall each be multiplied by 1.0, not 1.25.

 b. If the reduction to 1.0 under subsection (a) above would cause a Participant to exceed the combined limit on contributions and benefits under Code Section 415, the application of subsec-tion (a) above will be suspended as to such Participant until he no longer exceeds the combined limitation, as modified by subsec-tion (a) above. During such a suspension period, the Participant will not accrue benefits under any Defined Benefit Plan or receive contributions (or forfeitures) under this or any other Defined Contribution Plan of the Employer or an Affiliated Employer.

                              ARTICLE XVI

                       MISCELLANEOUS PROVISIONS


16.01 No Alienation or Assignment. The right of any Participant or Beneficiary to any Benefit under the Plan or Trust shall not be subject to voluntary or involuntary transfer, alienation or assignment. Further, to the fullest extent permitted by law, the right shall not be subject to attachment, execution, garnishment, sequestration or other legal or equitable process. In the event a Participant or Beneficiary attempts to assign, transfer or dispose of a right under the Plan, or if an attempt is made to subject the right to such process, the assignment, transfer or disposition shall be null and void.

16.02 Adoption of Plan by Another Employer. Any other employer, whether an Affiliated Employer or not, may, with the approval of the Board of Directors of NBT Bancorp, Inc., adopt this Plan pursuant to appropriate written resolutions of its board of directors. The adopting employer shall also execute such documents with the Trustee as may be necessary to make the other employer a party to the Trust. As part of its adopting resolutions, the other employer shall delegate authority to amend and terminate the Plan to the Board of Directors of NBT Bancorp, Inc. The National Bank and Trust Company, by its adoption and execution of this document, is deemed to have made the foregoing delegation.

16.03 Status of Employment Relations. The adoption and maintenance of the Plan and Trust shall not be deemed to constitute a contract between the Employer and its Employees or to be consideration for, or an inducement or condition of, the employment of any person. Nothing contained in the Plan shall be deemed (a) to give to any Employee the right to be retained in the employ of the Employer, (b) to affect the right of the Employer to discipline or discharge any Employee at any time, (c) to give the Employer the right to require any Employee to remain in its employ, or (d) to affect any Employee's right to terminate his employment at any time.

16.04 Benefits Payable By Trust. All Benefits payable under the Plan shall be paid or provided for solely from the Trust. The
Employer assumes no liability or responsibility for the payments.

16.05   Finality of Contribution.

 a. All amounts that are contributed by the Employer to the Trustee shall be irrevocable contributions, unless a contribution is made to the Plan by the Employer by a mistake of fact. In that case the amount erroneously contributed by the Employer shall be returned to the Employer at the Employer's request within one year after the payment. Any amounts returned to the Employer pursuant to this subsection shall be decreased by any losses, but not increased by any gains, incurred by the Trust Fund during the period the amounts were held by the Trustee.

 b. To the extent a contribution is conditioned upon its deductibility under Code Section 404, then, to the extent the deduction is disallowed, the Employer shall request that the disallowed amount be returned to it. The request must be made within one year after the disallowance of the deduction.

 c. For purposes of this Section, the word "contribution" has the meaning stated in Section 403(c) of ERISA.

16.06   Failure of Qualification.

 a. The establishment of the Plan and Trust by the Employer is contingent upon obtaining the initial approval of the Internal Revenue Service. Notwithstanding any other provision of the Plan, in the event that the Internal Revenue Service fails to approve the Plan, the Trustee shall liquidate the Trust by paying all expenses and returning all remaining assets to the Employer as soon as administratively feasible. In no event shall this process be completed later than one year after the date of the final denial of qualification of the Plan, including the final resolution of any appeals before the Internal Revenue Service or the courts. The Trust shall terminate upon completion of these "wind up" procedures.

 b. Contributions shall be returned to the Employer pursuant to subsection (a) above, only if the request for an Internal Revenue Service determination is made by the time prescribed by law for filing the Employer's return for the taxable year in which the Plan was adopted, or such later date as the Secretary of the Treasury may prescribe.

16.07   Control of Trades or Business by Owner-Employee.

  a. If this Plan provides contributions or benefits for one or more Owner-Employees who control both the business for which this Plan is established and one or more other trades or businesses, this Plan and any plan established for other trades or businesses must, when looked at as a single plan, satisfy Code Sections 401(a) and
(d) for the Employees of this and all other trades or businesses.

  b. If the Plan provides contributions or benefits for one or more Owner-Employees who control one ore more other trades or busi-nesses, the employees of the other trades or businesses must be included in a plan which satisfies Code Sections 401(a) and (d) and which provides contributions and benefits not less favorable than provided for Owner-Employees under this Plan.

  c. If an individual is covered as an Owner-Employee under the plans of two or more trades or businesses which are not controlled and the individual controls a trade or business, then the contributions or benefits of the employees under the plan of the trades or businesses which are controlled must be as favorable as those provided for him under the most favorable plan of the trade or business which is not controlled.

  d. For purposes of subparagraphs (a), (b) and (c) above, an Owner-Employee, or two or more Owner-Employees, will be considered to control a trade or business if the Owner-Employees, or two or more Owner-Employees together:

       i. own the entire interest in an unincorporated trade or business, or

      ii. in the case of a partnership, own more than 50 percent of either the capital interest or the profits interest in the partnership. For purposes of the preceding sentence, an Owner-Employee, or two or more Owner-Employees shall be treated as owning any interest in a partnership which is owned, directly or indirectly by a partnership which such Owner-Employee, or such two or more owner-employees, are considered to control within the meaning of the preceding sentence.

16.08   Headings Not Part of This Plan.  Headings of Articles and
Sections are inserted only for convenience of reference, and shall not be considered in construing the Plan.

16.09   Gender and Number.     Unless the context clearly requires a
different meaning, the use of the masculine pronoun includes the feminine gender, and the use of the singular number includes the plural (and vice versa).

16.10 Applicable Law. The Plan and the Trust shall be construed, regulated, interpreted and administered under and in accordance with the laws of the State of New York, unless preempted by federal law.

        NBT Bancorp, Inc. and The National Bank and Trust Company
have caused this Plan to be signed by duly authorized officers on
this    day of December 1994.


                               NBT BANCORP, INC.


                               By: /S/Richard I. Linhart

                               Title: Vice President, Chief Financial
                                      Officer and Treasurer

                               THE NATIONAL BANK AND TRUST
                                 COMPANY


                               By: /s/Richard I. Linhart

                               Title: Executive Vice President,
                                      Chief Administrative and Financial
                                      Officer and Treasurer

EXHIBIT 10.2
NBT BANCORP INC. Defined Benefit Pension plan Amended and Restated

                           NBT BANCORP, INC.

                     DEFINED BENEFIT PENSION PLAN


Amended and restated as of October 1, 1989, including amendments adopted through December 31, 1994

                             TABLE OF CONTENTS

                                                                 Page

ARTICLE I - GENERAL PROVISIONS

1.01          Designation. . . . . . . . . . . . . . . . . . . . .  1
1.02          Effective Date . . . . . . . . . . . . . . . . . . .  1
1.03          Purpose. . . . . . . . . . . . . . . . . . . . . . .  1

ARTICLE II - DEFINITIONS   . . . . . . . . . . . . . . . . . . . .  2

ARTICLE III - ELIGIBILITY AND PARTICIPATION REQUIREMENTS

3.01          Eligibility. . . . . . . . . . . . . . . . . . . . . 17
3.02          Becoming a Participant . . . . . . . . . . . . . . . 17
3.03          Eligibility after Reemployment . . . . . . . . . . . 17
3.04          Eligibility Based on Service in Ineligible
Classification . . . . . . . . . . . . . . . . . . . . . . . . . . 18

ARTICLE IV - SERVICE CREDITING

4.01          Benefit Service. . . . . . . . . . . . . . . . . . . 20
4.02          Vesting Service. . . . . . . . . . . . . . . . . . . 20
4.03          Treatment of Prior Service after a Break in Service. 21
4.04          Retention of Service . . . . . . . . . . . . . . . . 21
4.05          Limitation of Service Credited . . . . . . . . . . . 22

ARTICLE V - VESTING AND FORFEITURES

5.01          Vesting Schedule . . . . . . . . . . . . . . . . . . 23
5.02          Exceptions to Vesting Schedule . . . . . . . . . . . 23
5.03          Forfeitures. . . . . . . . . . . . . . . . . . . . . 24
5.04          Amendments Affecting Vesting Schedule. . . . . . . . 25

ARTICLE VI - BENEFITS ELIGIBILITY

6.01          Normal Retirement Benefit. . . . . . . . . . . . . . 26
6.02          Early Retirement Benefit . . . . . . . . . . . . . . 26
6.03          Late Retirement Benefit. . . . . . . . . . . . . . . 27
6.04          Disability Retirement Benefit. . . . . . . . . . . . 27
6.05          Preretirement Death Benefit. . . . . . . . . . . . . 27
6.06          Benefits Following Termination of Employment . . . . 29

                                                                 Page

ARTICLE VII - COMPUTATION OF BENEFITS

7.01          Normal Retirement Benefit. . . . . . . . . . . . . . 30
7.02          Early Retirement Benefit . . . . . . . . . . . . . . 31
7.03          Late Retirement Benefit. . . . . . . . . . . . . . . 31
7.04          Disability Retirement Benefit. . . . . . . . . . . . 31
7.05          Preretirement Death Benefit. . . . . . . . . . . . . 31
7.06          Deferred Vested Retirement Benefit . . . . . . . . . 32
7.07          Reemployment After Benefit Commencement. . . . . . . 33

ARTICLE VIII - BENEFICIARIES

8.01          Designation of a Beneficiary . . . . . . . . . . . . 34
8.02          Spouses's Rights . . . . . . . . . . . . . . . . . . 34
8.03          Absence of a Designated Beneficiary. . . . . . . . . 35
8.04          Beneficiaries' Rights. . . . . . . . . . . . . . . . 36

ARTICLE IX - DISTRIBUTION REQUIREMENTS

9.01          Form of Distribution . . . . . . . . . . . . . . . . 37
9.02          Compliance with Code Section 401(a)(9) . . . . . . . 39
9.03          Required Distribution to Participant . . . . . . . . 40
9.04          Limits on Distribution Periods . . . . . . . . . . . 41
9.05          Required Distribution to Beneficiary . . . . . . . . 41
9.06          Location of Participant or Beneficiary Unknown . . . 42
9.07          Facility of Payment. . . . . . . . . . . . . . . . . 42
9.08          Eligible Rollover Distributions. . . . . . . . . . . 42

ARTICLE X - FINANCING

10.01         Fund . . . . . . . . . . . . . . . . . . . . . . . . 44
10.02         Contributions to the Plan. . . . . . . . . . . . . . 44
10.03         Funding Policy . . . . . . . . . . . . . . . . . . . 44
10.04         Return of Employer Contributions . . . . . . . . . . 44

                                                                 Page

ARTICLE XI - ADMINISTRATION

11.01         Plan Administrator . . . . . . . . . . . . . . . . . 46
11.02         Fiduciary and Administrative Duties. . . . . . . . . 47
11.03         General Powers and Discretion of Plan Administrator. 47
11.04         Administration of the Fund . . . . . . . . . . . . . 48
11.05         Delegation of Powers . . . . . . . . . . . . . . . . 48
11.06         Appointment of Professional Assistants and Investment
              Managers . . . . . . . . . . . . . . . . . . . . . . 49
11.07         Records. . . . . . . . . . . . . . . . . . . . . . . 49
11.08         Notice of Rollover Treatment . . . . . . . . . . . . 49
11.09         Responsibility of Fiduciaries. . . . . . . . . . . . 49
11.10         Indemnity by Employer. . . . . . . . . . . . . . . . 50
11.11         Payment of Fees and Expenses . . . . . . . . . . . . 50
11.12         ERISA Reporting and Disclosure . . . . . . . . . . . 50
11.13         Service of Legal Process . . . . . . . . . . . . . . 50
11.14         Claim for Benefits . . . . . . . . . . . . . . . . . 50
11.15         Denial of Claim. . . . . . . . . . . . . . . . . . . 50
11.16         Request for Review of Denial . . . . . . . . . . . . 51
11.17         Review Decision. . . . . . . . . . . . . . . . . . . 51

ARTICLE XII - LIMITATIONS ON BENEFITS

12.01         General Rules. . . . . . . . . . . . . . . . . . . . 53
12.02         Code Section 415 Limitations . . . . . . . . . . . . 53
12.03         Deemed Satisfaction of Maximum Retirement Benefit
              Limitation . . . . . . . . . . . . . . . . . . . . . 55
12.04         Maximum Retirement Benefit for Multiple Plans. . . . 56
12.05         Exceptions to the Maximum Retirement Benefit Limitation 58

ARTICLE XIII - QUALIFIED DOMESTIC RELATIONS ORDERS

13.01         General. . . . . . . . . . . . . . . . . . . . . . . 59
13.02         Required Provisions. . . . . . . . . . . . . . . . . 59
13.03         Prohibited Provisions. . . . . . . . . . . . . . . . 59
13.04         Exception for Certain Payments Made after Earliest
              Retirement Age . . . . . . . . . . . . . . . . . . . 60
13.05         Plan Procedures with Respect to Domestic Relations
              Orders . . . . . . . . . . . . . . . . . . . . . . . 60

                                                                 Page

ARTICLE XIV - AMENDMENT, MERGER AND TERMINATION

14.01         Amendment. . . . . . . . . . . . . . . . . . . . . . 62
14.02         Termination of Plan and Trust. . . . . . . . . . . . 62
14.03         Benefits upon Termination and Partial Termination. . 62
14.04         Restriction of Benefits to Certain Highly Compensated
              Employees. . . . . . . . . . . . . . . . . . . . . . 63
14.05         Merger, Consolidation or Transfer of Assets. . . . . 64

ARTICLE XV - TOP-HEAVY REQUIREMENTS

15.01         General Rules. . . . . . . . . . . . . . . . . . . . 65
15.02         Determination of Top-Heaviness . . . . . . . . . . . 66
15.03         Vesting in Employer Contributions under a Top-Heavy
              Plan . . . . . . . . . . . . . . . . . . . . . . . . 68
15.04         Minimum Required Benefit . . . . . . . . . . . . . . 69
15.05         Maximum Annual Benefit under a Super Top-Heavy Plan. 71

ARTICLE XVI - MISCELLANEOUS PROVISIONS

16.01         No Alienation or Assignment. . . . . . . . . . . . . 72
16.02         Adoption of Plan by Another Employer . . . . . . . . 72
16.03         Status of Employment Relations . . . . . . . . . . . 72
16.04         Benefits Payable by Trust. . . . . . . . . . . . . . 72
16.05         Failure of Qualification . . . . . . . . . . . . . . 72
16.06         Increases in Social Security Benefits. . . . . . . . 73
16.07         Headings Not Part of This Plan . . . . . . . . . . . 73
16.08         Gender and Number. . . . . . . . . . . . . . . . . . 73
16.09         Applicable Law . . . . . . . . . . . . . . . . . . . 73

                               ARTICLE I

                          GENERAL PROVISIONS



  1.01 Designation. This Plan, previously designated The National Bank and Trust Company of Norwich Employees' Defined Benefit Pension Plan and Trust, is designated the NBT BANCORP, INC. DEFINED BENEFIT PENSION PLAN. The Plan and Trust are intended to meet the requirements of Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Secu-rity Act of 1974, as amended. The Plan is intended to qualify as a defined benefit plan.

  1.02 Effective Date. This Plan originally became effective on October 1, 1986, following the Employer's termination of its participation in the Master Plan of the New York State Bankers Retirement System. The Employer hereby amends and restates the Plan effective October 1, 1989 ("Effective Date"), unless a different effective date is otherwise stated. This restatement governs the rights of all Employees who have an Hour of Service with the Employer on or after the Effective Date. The rights of any former Employee who does not have an Hour of Service on or after the Effective Date shall be governed by the provisions of the Predecessor Plan in effect when he terminated employment, unless otherwise provided in this Plan or required by law.

  1.03 Purpose. The purpose of this Plan is to provide benefits for Participants and Beneficiaries (including any Alternate Payees).
Contributions to the Plan, and any income, shall be for the exclusive benefit of Participants and Beneficiaries and shall not be used for, or diverted to, any other purpose.

                              ARTICLE II

                              DEFINITIONS



  The following terms shall have the following meanings in and for this Plan.

  2.01 Accrued Benefit shall mean the amount that will be paid to the Participant, under the formula in Section 7.01, expressed as an annual benefit (straight life annuity) beginning at his Normal Retirement Date. The Participant's accrued benefit as of a determination date shall be the portion of the normal retirement benefit accrued under that formula, based on years of Credited Service through the determination date.

  2.02 Actual Retirement Date shall mean the date on which a Participant retires from service with the Employer, within the meaning of "Retirement" in this Article of the Plan.

  2.03 Actuarial Equivalent or Actuarially Equivalent shall mean a benefit payable in a different form and/or at a different time than a Participant's Accrued Benefit, but having the same value as that benefit when computed using the following actuarial assumptions:

        Mortality:        1984 Unisex Mortality Table
        Interest:         7 percent per annum

  a. Notwithstanding the preceding sentence, the present value of any distribution (other than a nondecreasing life annuity payable for a period not less than the life of the Participant or Surviving Spouse) shall be determined using the Code Section 417(e)(3) interest rate(s) described in subsection (b) below, if such rate(s) would produce a greater benefit than the assumptions above.

  b.    The Code Section 417 interest rates are:

        i. The Applicable Interest Rate if the present value of the benefit (using such rate(s)) is not in excess of $25,000; or

      ii. 120 percent of the Applicable Interest Rate if the present value of the benefit exceeds $25,000 (as determined under subsection (i) above). In no event shall the present value determined under this subsec-tion (ii) be less than $25,000.

  2.04 Adjustment Factor shall mean the cost of living adjustment factor prescribed by the Secretary of the Treasury under Sec-tion 415(d) of the Code.

  2.05 Affiliated Employer shall mean (a) a member of a "controlled group of corporations" or group of trades or businesses under common control (as defined in Code Section 414(b) and (c)) of which the Employer is a member, (b) a member of an affiliated service group (as defined in Code Section 414(m)) which includes the Employer, or
(c) any other entity that must be aggregated with the Employer pur-suant to Code Section 414(o). The term "controlled group of corporations" has the meaning given in Code Section 1563(a), but determined without regard to Code Sections 1563(a)(4) and (e)(3)(C). Further, for purposes of applying the Code Section 415 limitations on benefits, Code Section 1563(a)(1) shall be applied by substituting the phrase "more than 50 percent" for the phrase "at least 80 percent," each place that phrase appears. If an Affiliated Employer is also an Employer maintaining the Plan, the provisions of the Plan shall apply to that entity as an Employer, rather than only as an Affiliated Employer.

  2.06 Alternate Payee shall mean any spouse, former spouse, child or other dependent of a Participant who is recognized by a Domestic Relations Order as having a right to receive all, or a portion of, the benefits payable under the Plan with respect to such Participant.

  2.07 Annual Benefit shall mean a benefit attributable to Employer contributions payable in the form of a straight life annuity within the meaning of Code Section 415(b)(2), as further described in
Article XII.

  2.08 Annuity Starting Date shall mean the first day of the first period for which an amount is paid to a Participant in any form.

  2.09 Applicable Interest Rate shall mean the interest rate or rates that would be used, as of the first day of the Plan Year that contains the Annuity Starting Date, by the PBGC for purposes of determining the present value of the Participant's benefits under the Plan, if the Plan had terminated on that date with insufficient assets to provide benefits guaranteed by the PBGC.

  2.10 Beneficiary shall mean any person properly designated by a Participant pursuant to Article VIII to receive any benefits payable after the Participant's death.

  2.11 Board of Directors shall mean the Board of Directors of the Employer.

  2.12 Break in Service or One-Year Break in Service shall mean a Plan Year during which a Participant is not credited with more than 500 Hours of Service; provided that, for the Plan Year that begins on October 1, 1994 and ends December 31, 1994, a Participant shall not incur a Break in Service if the Participant is credited with at least 125 Hours of Service during that Plan Year.

  2.13 Code shall mean the Internal Revenue Code of 1986, as amended from time to time, and implementing Regulations and rulings issued by the Internal Revenue Service. References to any Section of the Code shall include any successor provision.

  2.14 Compensation shall mean remuneration paid by the Employer to a Participant in the form of base salary or wages, commissions, overtime, and cash bonuses; provided that, for Plan Years that begin prior to January 1, 1995, Compensation shall include remuneration in the form of severance pay and for Plan Years beginning before October 1, 1993, Compensation shall not include remuneration in the form of commissions. For all years, Compensation shall include any amount contributed by the Employer at the direction of the Participant pursuant to a salary reduction agreement, which amount is not includable in the Participant's gross income under Code
Section 125 (cafeteria plans) or Code Section 402(a)(8) ("401(k)" plans). Compensation shall not include any other form of remuneration, regardless of the manner calculated or paid.

For the Plan Year in which an Employee first becomes a Participant, the term "Compensation" shall mean only the Compensation he receives after the date he satisfies the eligibility requirements to participate in the Plan.

The annual Compensation of each Participant taken into account under the Plan for any Plan Year beginning after December 31, 1988 and before January 1, 1994 shall not exceed $200,000. Each January 1, beginning in 1990 and ending in 1993, this amount shall be adjusted by the Adjustment Factor, using 1989 as the base period. The adjusted Compensation limitation shall be effective for Plan Years beginning within the calendar year of the adjustment.

For Plan Years beginning on or after January 1, 1994, the annual Compensation of each Employee taken into account under the Plan shall not exceed $150,000, as adjusted by the Commissioner of the Internal Revenue Service for increases in the cost of living in accordance with Section 401(a)(17)(B) of the Code. The cost-of-living adjustment in effect for a calendar year applies to any period, not exceeding 12 months, over which Compensation is determined (determination period) beginning in such calendar year. If a determination period consists of fewer than 12 months, the $150,000 limit will be multiplied by a fraction, the numerator of which is the number of months in the determination period, and the denominator of which is 12.

If Compensation for any prior determination period is taken into account in determining an Employee's benefits accruing in the current Plan Year, the Compensation for that prior determination period is subject to the Compensation limit in effect for that prior determination period. For this purpose, for determination periods beginning before the first day of the first Plan Year beginning on or after January 1, 1994, the limit is $150,000.

In applying the $200,000 and $150,000 limitations, the Compensation of a Participant who is (i) a Five Percent Owner, or (ii) a Highly Compensated Employee and one of the ten most Highly Compensated Employees, ranked on the basis of compensation (within the meaning of Code Section 414(q)(7)) paid by the Employer during the Plan Year, shall be treated as including the Compensation of his Spouse and any lineal descendants who have not attained age 19 before the close of the Plan Year (but only if his Spouse or lineal descendant also is an Employee). If, as a result of the application of such rules, the $200,000 limitation or the $150,000 limitation is exceeded, then (except for purposes of determining the portion of Compensation included in "Covered Compensation" defined in Article
VII), the limitation shall be prorated among the affected individuals, in proportion to each such individual's Compensation as determined under this Section prior to the application of the limitation.

  2.15 Defined Benefit Dollar Limitation shall mean the dollar limitation in effect under Code Section 415(b)(1)(A); specifically, $90,000, as adjusted each January 1 by the Adjustment Factor. Any adjusted limitation shall apply to Limitation Years ending with or within the calendar year of the adjustment.

  2.16 Defined Benefit Fraction shall mean the fraction defined in Code Section 415(e)(2) that is used, with the Defined Contribution Fraction, to determine the Maximum Retirement Benefit for a Participant who also has participated in a defined contribution plan of the Employer or an Affiliated Employer.

  2.17 Defined Contribution Fraction shall mean the fraction defined in Code Section 415(e)(3) that is used, with the Defined Benefit
Fraction, to determine the Maximum Retirement Benefit for a Participant who also has participated in a defined contribution plan of the Employer or an Affiliated Employer.

  2.18 Determination Date shall mean, with respect to any Plan Year, the last day of the preceding Plan Year. In the case of a first
Plan Year, the Determination Date shall be the last day of that Plan
Year.

  2.19 Disability Retirement Date shall mean the date on which a Participant terminates employment with the Employer because of a Total and Permanent Disability.

  2.20 Domestic Relations Order shall mean any judgment, decree, or order (including approval of a property settlement agreement) which:
(a) relates to the provision of child support, alimony payments or marital property rights to a spouse, child or other dependent of a Participant, and (b) is made pursuant to a state domestic relations law (including a community property law).

  2.21 Earliest Retirement Age shall mean the earliest date on which the Participant can elect to receive retirement benefits under the Plan.

  2.22 Early Retirement Date shall mean the date of a Participant's Retirement, before the Normal Retirement Date, after the Participant has attained age 55 and earned a "Vested Percentage" (described in Article V) of 100 percent.

  2.23  Effective Date shall mean October 1, 1989.

  2.24 Employee shall mean any person who receives compensation for personal services, other than a retainer or fee under a contract, from the Employer of the Employee. Any Leased Employees shall be considered Employees solely for the purposes specified in Code
Section 414(n). Leased Employees shall not be eligible to participate in the Plan.

  2.25 Employer shall mean NBT Bancorp, Inc., The National Bank and Trust Company (formerly known as The National Bank and Trust Company of Norwich), and any Affiliated Employer that adopts this Plan. Notwithstanding the preceding sentence, the term Employer means The National Bank and Trust Company for purposes of Plan administration, and NBT Bancorp, Inc. for purposes of Sections 14.01 and 14.02.

  2.26 ERISA shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, and any implementing regula-tions and rulings issued by the Department of Labor or the Internal Revenue Service. References to any Section of ERISA shall include any successor provision.

  2.27 Final Average Compensation shall mean the average of the Participant's annual Compensation for the five Years of Benefit Service during the Participant's last ten Years of Benefit Service that produces the highest average. If a Participant has less than five Years of Benefit Service, the Participant's Final Average Compensation shall be the average of his annual Compensation for his total Years of Benefit Service. For Plan Years that begin prior to October 1, 1993, Final Average Compensation shall be based upon the Compensation received by the Participant for each applicable calendar year. For Plan Years that begin after September 30, 1993, Final Average Compensation shall be based upon the Compensation received by the Participant for each applicable Plan Year.

  2.28  Five Percent Owner shall mean, as further defined in Code
Section 416(i), any person who owns, or is considered as owning under the constructive ownership rules of Code Section 318, more than five percent of the outstanding stock of the Employer or stock possessing more than five percent of the total combined voting power of all stock of the Employer. However, the constructive ownership rules in Code Section 318(a)(2)(C) shall be applied by substituting "five percent" for "50 percent." If the Employer is not a corporation, any person who owns more than five percent of the capital or profits interest in such organization is a Five Percent Owner.

  2.29  Fund shall mean the assets of the Plan.

  2.30 Highly Compensated Employee shall mean a highly compensated employee within the meaning of Code Section 414(q), for Plan Years beginning after December 31, 1986. As set forth below, the term "Highly Compensated Employee" includes highly compensated active employees and highly compensated former employees. In the following subsections, the term "determination year" means the current Plan Year and the term "look-back year" means the twelve-month period immediately preceding the determination year.

  a. Highly Compensated Active Employee: A highly compensated active employee includes any employee who performs service for the Employer during the determination year and who:

       i. Received compensation in excess of $75,000, as adjusted by the Adjustment Factor, during the look-back year;

      ii. Received compensation in excess of $50,000, as adjusted by the Adjustment Factor, during the look-back year, and was a member of the top-paid group for such year (generally, the top 20 percent of employees ranked on the basis of compensation);

     iii. Was an officer (as defined in Code Section 416(i)) of the Employer and received compensation during the look-back year that is greater than 50 percent of the Defined Benefit Dollar Limitation in effect during the year (if no officer has satisfied this compensation requirement, the highest-paid officer shall be treated as a Highly Compensated Employee);

      iv.     Is described in the above subsections if the term
              "determination year" is substituted for the term "look-back year", and the employee is one of the 100 employees who received the most compensation from the Employer during the determination year; or

       v. Was a Five Percent Owner at any time during the look-back year or determination year.

  b. Highly Compensated Former Employee: A highly compensated former employee includes any employee who separated from service (or was deemed to have separated) prior to the determination year, performs no service for the Employer during the determination year and was a highly compensated active employee for either the separation year or any determination year ending on or after the employee's 55th birthday.

  c. Family Member Aggregation Rule: If an employee is, during a determination year or look-back year, a Family Member of either (i) a Five Percent Owner who is an active or former employee or (ii) a Highly Compensated Employee who is one of the ten most Highly Compensated Employees ranked on the basis of compensation paid by the Employer during such year, then the Family Member and the Five Percent Owner or top-ten Highly Compensated Employee shall be aggregated. In such case, the Family Member and Five Percent Owner or top-ten Highly Compensated Employee shall be treated as a single employee receiving compensation and Plan contributions or benefits equal to the sum of such compensation and contributions or benefits of the Family Member and Five Percent Owner or top-ten Highly Compensated Employee. For purposes of this Section, the term "Family Member" includes the spouse, lineal ascendants and descendants of the employee or former employee and the spouses of such lineal ascendants and descendants.

  d. Incorporation of Section 414(q): The determination of who is a Highly Compensated Employee under the above rules, including the determinations of the number and identity of employees in the top-paid group, the top 100 employees, the number of employees treated as officers and the compensation that is considered, shall be made in accordance with Code Section 414(q) and implementing Regulations, which are hereby incorporated by reference.

  2.31 Hour of Service shall mean an hour determined in accordance with the following provisions. In this definition, the term "computation period" means the Plan Year, with the following exception. To the extent that a "Year of Service" is defined as a different period for eligibility purposes, that period shall be considered a computation period in crediting Hours of Service for eligibility.

  a. General Rules for Crediting Hours: For all purposes under the Plan, an Employee shall be credited with an Hour of Service for all of the following:

       i. Each hour for which the Employee is paid, or entitled to payment, for the performance of duties for the Employer. These hours will be credited to the Employee for the computation period in which the duties are performed.

      ii. Each hour for which the Employee is paid, or entitled to payment, by the Employer, on account of a period during which no duties are performed (whether or not the employment relationship has terminated), due to vacation, holiday, illness, incapacity (including disa-bility), layoff, jury duty, military duty or leave of absence. Except as provided in Section 7.04 (relating to disability), no more than 501 Hours of Service shall be credited under this subsection for any single, continuous period, whether or not such period occurs in a single computation period.

     iii. Each hour for which back pay (irrespective of mitigation of damages) is either awarded or agreed to by the Employer. The same Hours of Service will not be credited both under subsection (i) or (ii), whichever is applicable, and this subsection (iii). Under this subsection, Hours of Service will be credited to the Employee for the computation period to which the award or agreement pertains, rather than the computation period in which the award, agreement or payment is made.

Hours under this subsection shall be calculated and credited pursu-ant to Department of Labor Regulation 2530.200b-2(b) and (c), which is incorporated herein by reference.

  b. Crediting Hours for Maternity or Paternity Leave to Prevent Break in Service: Solely to determine whether a Break in Service has occurred, an Employee who is absent from work for maternity or paternity reasons, or is on a leave of absence taken in accordance with the Family and Medical Leave Act, shall receive credit for the Hours of Service that would otherwise have been credited to the Employee but for such absence. In any case in which such hours cannot be determined, eight Hours of Service per day of such absence shall be credited.

       i. The Hours of Service credited under this subsection shall be credited in the computation period in which the absence begins, if necessary to prevent a Break in Service in that period. In all other cases, the Hours of Service shall be credited to the next computation period.

      ii. For purposes of this subsection, an absence from work for maternity or paternity reasons means an absence by reason of (A) the Employee's pregnancy, (B) the birth of the Employee's child or the placement of a child with the Employee in connection with the Employee's adoption of the child, or (C) the Employee caring for the child for a period immediately following such birth or placement.

     iii. In order to be credited with Hours of Service under this subsection, the Employee must provide the Plan Administrator with proof that the period of absence is for a reason specified in subsection (ii) above.

  c. Hours Not Kept: An Employee for whom hours are not normally kept shall receive credit for 45 Hours of Service for each weekly pay period during which the Employee performs one Hour of Service under the conditions described in subsection (a)(i) or (ii) above.

  d. Affiliated Employers: For eligibility and vesting purposes (see Articles III and IV), Hours of Service shall also be credited for employment with any Affiliated Employer.

  e. For eligibility and vesting purposes hereunder, Hours of Service shall include each hour for which an Employee, who was employed by any banking institution or banking facility as of the date immediately preceding the date of the Employer's acquisition of that institution or facility (and which acquisition occurred on or before December 31, 1994), was credited with an hour of service under the terms of such former employer's tax-qualified retirement plan as of the date immediately preceding the date of the Employer's acquisition of the institution or facility.

  f. Hours of Service shall be granted for eligibility and vesting purposes during a period of military service which does not exceed two years in duration. Hours of Service shall be credited on the basis of the Employee's normal workweek when such leave commenced. For purposes of this subsection (f), military service is service with the Armed Forces of the United States during periods of war, national emergency or conscription, subject to the condition that the Employee returns to active employment with the Employer within the period his reemployment rights are protected by applicable law.

  g. Except to the extent required by subsection (a)(ii) above, Hours of Service shall not be granted for any purpose under the Plan as a result of an Employee's receipt of severance pay from the Employer.

  2.32 Joint and Survivor Annuity shall mean an immediate annuity benefit payable monthly for life to a Participant, with a survivor annuity for the life of the Beneficiary which is not less than 50 and not more than 100 percent of the amount of the annuity which is payable during the joint lives of the Participant and the Beneficiary.

  2.33 Key Employee shall mean an employee within the meaning of Code Section 416(i). As further set forth in that Code Section, any Employee, former Employee or Beneficiary will be considered a Key Employee if, for the Plan Year that contains the Determination Date or any of the four preceding Plan Years, the employee is:

  a. An officer (within the meaning of Code Section 416(i)) having "annual compensation" from the Employer greater than 50 percent of the Defined Benefit Dollar Limitation for any such Plan Year;

  b. An owner (or considered an owner under Code Section 318) of one of the ten largest interests in the Employer, who has "annual compensation" from the Employer greater than the dollar limitation in effect under Code Section 415(c)(1)(A) (currently $30,000);

  c.    A Five Percent Owner; or

  d. A One Percent Owner with "annual compensation" from the Employer of more than $150,000.

For purposes of this definition, "annual compensation" means
Limitation Year Compensation, plus any amounts contributed by the Employer pursuant to a salary reduction agreement, which are excludable from the Employee's gross income under Section 125, Sec-tion 402(a)(8), Section 402(h) or Section 403(b) of the Code.

  2.34 Leased Employee shall mean any person (other than one who is an employee without regard to a leasing arrangement) who performs services pursuant to an agreement between the Employer and a leasing organization if:

  a. The services have been performed for the Employer or for the Employer and related persons (determined in accordance with Code
Section 414(n)(6)) on a substantially full-time basis for a period of at least one year; and

  b. The services are of a type historically performed by employees in the business field of the Employer.

  2.35  Limitation Year shall mean the calendar year.

  2.36 Limitation Year Compensation shall mean wages, salaries, and fees for professional services and other amounts received (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Employer to the extent that the amounts are includable in gross income (including, but not limited to, commissions paid salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips, bonuses, fringe benefits, reimbursements, and expense allowances), and excluding the fol-lowing:

  a. Employer contributions to a plan of deferred compensation, which are not includable in the Employee's gross income for the taxable year in which contributed, or Employer contributions under a simplified employee pension plan (described in Code Section 408(k)) to the extent such contributions are not includible in the gross income of the Employee, or any distributions from a plan of deferred compensation;

  b. Amounts realized from the exercise of a non-qualified stock option, or when restricted stock (or property) held by the Employee either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

  c. Amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option; and

  d.    Other amounts which received special tax benefits.

Notwithstanding the above definition, for a self-employed individual that participates in the Plan (if any), Limitation Year Compensation shall mean the net earnings from self-employment in the trade or business with respect to which the Plan is established, for which personal services of the individual are a material income-producing factor. Net earnings will be determined without regard to items not included in gross income and the deductions allocable to such items. Net earnings are reduced by contributions by the Employer to a qualified plan to the extent deductible under Code Section 404. Net earnings shall be determined with regard to the deduction allowed to the taxpayer by Code Section 164(f) for taxable years beginning after December 31, 1989.

  2.37  Maximum Retirement Benefit shall mean the maximum Annual
Benefit determined in accordance with Article XII of the Plan and
Section 415 of the Code.

  2.38  Minimum Required Benefit shall mean the benefit described in
Article XV which must be provided to Non-Key Employees if the Plan is Top-Heavy for a Plan Year.

  2.39 Minimum Vesting Schedule shall mean the vesting schedule required by Article XV if the Plan becomes Top-Heavy for one or more Plan Years.

  2.40  Non-Key Employee shall mean an Employee who is not a Key
Employee.

  2.41 Non-Vested Participant shall mean a Participant who is not a Vested Participant.

  2.42 Normal Retirement Age shall mean the date upon which a Participant attains age 65.

  2.43 Normal Retirement Date shall mean the first day of the calendar month coinciding with or next following a Participant's
Normal Retirement Age.

  2.44 One Percent Owner shall mean, as further defined in Code Sec-tion 416(i), any person who owns, or is considered as owning under the constructive ownership rules of Code Section 318, more than one percent of the outstanding stock of the Employer or stock possessing more than one percent of the total combined voting power of all stock of the Employer. However, the constructive ownership rules in Code Section 318(a)(2)(C) shall be applied by substituting "one percent" for "50 percent." If the Employer is not a corporation, any person who owns more than one percent of the capital or profits interest in such organization is a One Percent Owner.

  2.45 Participant shall mean an Employee who becomes a Participant in the Plan as provided in Article III.

  2.46  PBGC shall mean the Pension Benefit Guaranty Corporation.

  2.47 Permissive Aggregation Group shall mean a group of plans maintained by the Employer and any Affiliated Employer, which may be aggregated in determining whether the Plan is Top-Heavy, as further defined in Article XV of the Plan.

  2.48 Plan shall mean the NBT Bancorp, Inc. Defined Benefit Pension Plan, as amended from time to time. Prior to January 1, 1995, the name of the Plan was The National Bank & Trust Company of Norwich
Employees' Defined Benefit Pension Plan and Trust.

  2.49 Plan Administrator shall mean the person, committee or other entity appointed to administer the Plan in accordance with Article
XI. The Plan Administrator shall be the "named fiduciary" for the management, operation and administration of the Plan, within the meaning of Section 402(a) of ERISA.

  2.50 Plan Year shall mean the twelve consecutive month period beginning on October 1st and ending on September 30th; provided, however, that (a) there shall be a short Plan Year beginning on October 1, 1994 and ending on December 31, 1994, and (b) beginning January 1, 1995, the Plan Year shall be the period beginning on January 1st and ending on December 31st.

  2.51 Predecessor Plan shall mean any prior statement (or restatement) of the Plan that is being amended and restated by this document.

  2.52 Preretirement Survivor Annuity shall mean an annuity for the life of the Spouse that is payable if a Participant dies before his Annuity Starting Date, as provided in Articles VI and VII.

  2.53 Qualified Domestic Relations Order shall mean a Domestic Relations Order that creates or recognizes the existence of an Alternate Payee's right to, or assigns to an Alternate Payee the right to, receive all or a portion of the benefits that would otherwise be payable with respect to a Participant under the Plan, and that meets the requirements described in Article XIII.

  2.54 Regulation(s) shall mean the Income Tax Regulations promul-gated by the Secretary of the Treasury or his delegate, as amended from time to time, including proposed and temporary Regulations. References to any Section of the Regulations shall include any successor provision.

  2.55 Required Aggregation Group shall mean a group of plans main-tained by the Employer and any Affiliated Employer, which must be aggregated in determining whether the Plan is Top-Heavy, as further defined in Article XV of the Plan.

  2.56 Required Beginning Date shall mean the date when distributions must begin to a Participant, as further defined in
Article IX of the Plan.

  2.57 Retirement shall mean voluntary termination of employment with the Employer for a reason other than death, after a Participant has fulfilled all requirements for a normal, early or disability retirement benefit.

  2.58 Social Security Retirement Age shall mean the earliest age at which an individual can collect full, unreduced Social Security benefits. The Social Security Retirement Age is:

  a. Age 65 for a Participant who attains age 62 before January 1, 2000 (i.e., born before January 1, 1938);

  b. Age 66 for a Participant who attains age 62 after Decem-ber 31, 1999, but before January 1, 2017 (i.e., born after
December 31, 1937, but before January 1, 1955); and

  c. Age 67 for a Participant who attains age 62 after December 31, 2016 (i.e., born after December 31, 1954).

  2.59 Spouse or Surviving Spouse shall mean the lawful wife of a male Participant or the lawful husband of a female Participant. Notwithstanding the preceding sentence, a former spouse shall be treated as the Spouse or Surviving Spouse (and a current spouse shall not be treated as the Spouse or Surviving Spouse) to the extent provided under a Qualified Domestic Relations Order.

  2.60 Super Top-Heavy Plan shall mean a plan for which the Top-Heavy Ratio exceeds 90 percent. As stated in Article XV, if the Plan is Super Top-Heavy and the Employer has also maintained a defined contribution plan, the denominators in the Defined Benefit Fraction and the Defined Contribution Fraction must be reduced when calculating the Maximum Retirement Benefit for individuals who have participated in both plans.

  2.61 Top-Heavy shall mean the status of the Plan when it is a Top-Heavy Plan (or a Super Top-Heavy Plan).

  2.62  Top-Heavy Plan shall mean a plan for which the Top-Heavy
Ratio exceeds 60 percent, including a Super Top-Heavy Plan unless otherwise specified.

  2.63 Top-Heavy Ratio shall mean the ratio of the Accrued Benefits of Key Employees to the Accrued Benefits of all Employees, considering this Plan and any plans included in a Required
Aggregation Group or Permissive Aggregation Group.

  2.64 Top-Heavy Rules shall mean the rules under Code Section 416 and implementing Regulations that will be applicable if the Plan is a Top-Heavy Plan for any Plan Year beginning after December 31,
1983.

  2.65 Total and Permanent Disability or Totally and Permanently Disabled. A Participant shall be considered Totally and Permanently Disabled, if he is determined to be entitled to, and is in receipt of, disability benefits under (a) Title II or XVI of the Social Security Act, and (b) any long term disability income plan sponsored by the Employer.

  2.66 Trust shall mean the legal entity resulting from the Trust Agreement between the Employer and the Trustee.

  2.67 Trust Agreement shall mean the agreement between the Employer and the Trustee, or any successor Trustee, establishing the Trust and specifying the duties of the Trustee.

  2.68 Trustee shall mean the trustee or trustees designated by the Board of Directors.

  2.69 Vested Participant shall mean a Participant who has a nonforfeitable (vested) interest in his Accrued Benefit derived from Employer contributions to the Plan.

  2.70 Years of Benefit Service shall mean a period during which a Participant participates in the Plan and is entitled to a benefit accrual in accordance with Section 4.01.

  2.71 Year of Eligibility Service shall mean a computation period during which an Employee is credited with at least 1,000 Hours of Service. The first eligibility computation period is the 12-consecutive-month period that begins on the date the Employee first performs an Hour of Service ("employment commencement date"). Succeeding 12-consecutive-month computation periods begin on each anniversary of the employment commencement date.

  2.72  Year of Vesting Service shall mean:

  a. For Plan Years that begin on and after October 1, 1976, each Plan Year during which an Employee completes at least 1,000 Hours of Service, and makes any portion of the contribution required of him under the provisions of the Plan then in effect; provided that, for the Plan Year that begins on October 1, 1994 and ends on December 31, 1994, an Employee shall receive credit for a Year of Vesting Service if the Employee completes at least 250 Hours of Services during that Plan Year.

  b. For Plan Years that begin prior to October 1, 1976, the applicable of the following:

       i. If a Participant on September 30, 1976, the sum of (A) "creditable service" to which a Participant was entitled on September 30, 1976 under the Plan as in effect on such date, and (B) any uninterrupted service in the employ of the Employer prior to his Plan membership date which is not included in (A) above.

      ii. If not a Participant on September 30, 1976, each period of twelve consecutive months beginning on the date he first performs an Hour of Service and each anniversary thereof, during which he completed at least 1,000 Hours of Service, but excluding any such period during which such Employee could have been a participant had he consented to make the contributions required of him in order to become a Participant.

                              ARTICLE III

              ELIGIBILITY AND PARTICIPATION REQUIREMENTS



  3.01  Eligibility.

  a. An Employee who is employed by the Employer on the Effective Date shall be eligible to participate in the Plan on the Effective Date, if he has satisfied the eligibility requirements in subsection
(b) below or if he was a Participant in the Predecessor Plan. In determining previous participation, any provisions of the Predecessor Plan which excluded Employees from participation based on the attainment of a specified age shall not be applied after September 30, 1988 to any Employee who performs an Hour of Service on or after October 1, 1988.

  b. After the Effective Date, an Employee employed by the Employer shall be eligible to participate in the Plan as of the first day of the calendar month that coincides with or next follows the date as of which he has both attained age 21 and completed a Year of Eligibility Service provided he is employed by the Employer on that date.

  c. In applying the above service requirement, an Employee's service with any Affiliated Employer shall be taken into account.

  d. Any person included in a unit of employees covered by a collective bargaining agreement (as defined in Code Section 7701(a)) between Employee representatives and the Employer or an Affiliated Employer shall not be eligible to participate in the Plan, unless such collective bargaining agreement expressly provides for the inclusion of such persons as Participants in the Plan.

  3.02 Becoming a Participant. Once an Employee satisfies the requirements in Section 3.01, he shall participate in the Plan automatically. The Plan Administrator shall, no later than 90 days after the Employee meets the eligibility requirements, advise the Employee that he has become a Participant, and provide him with information about the Plan.

  3.03  Eligibility after Reemployment.

  a. Reemployment before a Break in Service: Upon being reemployed before a One-Year Break in Service has occurred, the reemployed Employee shall be treated as follows:

       i. A former Participant shall continue to participate in the Plan as if his employment had not terminated; provided that, for Plan Years that begin prior to January 1, 1995, the period during which the Participant was absent from employment shall not be included in the Participant's Years of Benefit Service.

      ii. A former Employee who had not yet become a Participant shall have the period of prior employment counted toward satisfying the service requirement in Section
              3.01 as if his employment had not terminated. The Employee shall begin to participate in the Plan in accordance with Sections 3.01 and 3.02, upon satisfying the eligibility requirements.

  b. Reemployment after a Break in Service: Upon being reemployed after a Break in Service, the reemployed Employee shall participate in the Plan as follows:

       i. Participation shall be reinstated as of the date of reemployment for: (A) a former Vested Participant and
              (B) a former Non-Vested Participant whose consecutive One-Year Breaks in Service did not exceed the greater of five, or his number of Years of Vesting Service before the Break in Service.

      ii. A former Non-Vested Participant with a Break in Service longer than provided in subsection (i), and a former Employee who had not yet become a Participant when he terminated employment, shall begin to participate in the Plan as of the first day of the calendar month that coincides with or next follows the date he again satisfies the eligibility requirements in Section 3.01.

In applying the above provisions, the computation period shall be the eligibility computation period specified in the definition of "Year of Eligibility Service" in Article II, as though the reemployment date were the employment commencement date.

Notwithstanding the above provisions, prior service will be credited for a Participant who received a distribution of his vested benefits, only if the distribution is repaid as provided in Article V.

 3.04   Eligibility Based on Service in Ineligible Classification.

  a. If an Employee who had not been in an eligible class of employees of the Employer or an Affiliated Employer becomes a member of such a class, his eligibility to participate in the Plan shall be determined in accordance with the above provisions of this Article, counting service in the ineligible classification.

  b. An individual who ceases to be a Participant because he is no longer in an eligible class of employees shall become eligible to participate in the Plan immediately upon returning to an eligible class of employees.

                              ARTICLE IV

                           SERVICE CREDITING



  4.01  Benefit Service.

  a. For service rendered prior to January 1, 1995, a Participant shall be entitled to a Year of Benefit Service for each 12-month period of service with the Employer, beginning on the later of October 6, 1956 or the date the Participant first became a Participant. To the extent not taken into account under the preceding sentence, a Participant shall also receive credit for each completed month (counted as 1/12th of a year) of service with the Employer after the applicable date described in the preceding sentence and before January 1, 1995.

  b. Effective January 1, 1995, Years of Benefit Service shall be measured by the Hours of Service performed by a Participant during a Plan Year. A Participant shall receive credit for a Year of Benefit Service for service rendered after December 31, 1994 only if the Participant performs 1,000 Hours of Service in a Plan Year. No partial Years of Benefit Service shall be granted.

  c. In determining Years of Benefit Service, service with any of the following listed banking institutions by a Participant who was employed by any such institution as of September 29, 1989 shall be considered service with the Employer to the extent the Employee's service was recognized for benefit accrual purposes under such former employer's qualified defined benefit pension plan as of September 29, 1989. The banking institutions referred to are:
National Bank of Hancock, Hayes National Bank, Fulton County National Bank and Trust, and Bank of Lake Placid. For an Employee who was employed at the Key Bank of New York branches known as Plattsburgh, Plattsburgh North or Ellenburg Depot as of the date immediately preceding the date of the Employer's acquisition of those branches, Years of Benefit Service also shall include the Employee's service with Key Bank of New York to the extent such service was recognized for benefit accrual purposes under such former employer's qualified defined benefit plan as of the date immediately preceding the date of the Employer's acquisition of those branches.

  4.02  Vesting Service.

  a. An Employee shall be entitled to credit for a Year of Vesting Service for purposes of determining his vested interest in his Accrued Benefit derived from Employer contributions for all Years of Vesting Service unless excluded by subsection (b) or Section 4.03.

  b. For purposes of this Section, service shall not include the following:

       i. Service before age 22, if the Employee fails to be credited with an Hour of Service after September 30, 1985;

      ii. Service with the Employer during any period for which the Employer did not maintain this Plan or a predeces-sor Plan; or

     iii. Service for periods during which the Employee declined to make any portion of required Employee contributions to the Plan.

  4.03  Treatment of Prior Service after a Break in Service.

  a. Vested Participant: If a Vested Participant is reemployed after a One-Year Break in Service, his prior Years of Vesting Service and Years of Benefit Service shall be taken into account in determining his vested percentage in his Accrued Benefit derived from Employer contributions as of the date he is reemployed. Notwithstanding the preceding sentence, a Vested Participant who receives a full distribution of his vested Accrued Benefit following his termination of employment, shall receive credit for the prior Years of Vesting Service and Years of Benefit Service only if he repays the distribution in accordance with Section 5.03.

  b.    Non-Vested Participant:

       i. If a Non-Vested Participant is reemployed after a One-Year Break in Service, his prior Years of Vesting Service and Years of Benefit Service shall not be taken into account, if the number of consecutive One-Year Breaks in Service equals or exceeds the greater of: (i) five or (ii) the Participant's Years of Vesting Service prior to the Break in Service.

      ii. If the Non-Vested Participant has a shorter Break in Service than that described in subsection (i), he shall receive credit for his prior Years of Vesting Service and Years of Benefit Service in the same manner as provided for a Vested Participant in subsection (a) above.

  c. Prior Break in Service: In applying the above provisions, the aggregate number of Years of Vesting Service and Years of Benefit Service before the Break in Service shall be deemed not to include any Years of Vesting Service or Years of Benefit Service not required to be taken into account under this Section by reason of any prior Break in Service.

  4.04 Retention of Service. A Participant's benefit accrual and vested interest in benefits under the Plan up to the Effective Date shall be determined according to the Predecessor Plan as in effect immediately prior to the Effective Date. On the Effective Date and thereafter, a Participant's benefit accrual and vested interest shall not be reduced by termination of employment, Breaks in Service or for any other reason, except as provided in the Plan.

  4.05 Limitation of Service Credited. No more than one Year of Vesting Service and one Year of Benefit Service shall be credited with respect to any 12-month period. The foregoing sentence shall not prevent the crediting of a full Year of Vesting Service for the Plan Year that begins on October 1, 1994 and ends on December 31, 1994 for an Employee who completes at least 250 Hours of Service in that Plan Year.

                               ARTICLE V

                        VESTING AND FORFEITURES



  5.01 Vesting Schedule. Except as provided in Section 5.02 below, a Participant's Accrued Benefit shall become vested in accordance with the applicable schedule below.

  a. An Employee who is credited with at least one Hour of Service after the Effective Date, but who is not credited with at least one Hour of Service after December 31, 1994, shall become vested in accordance with the following schedule:

  Years of Vesting Service                        Vested Percentages
  Less than 3 years                                   0%
  3 years but less than 4 years                      20%
  4 years but less than 5 years                      40%
  5 years but less than 6 years                      60%
  6 years but less than 7 years                      80%
  7 years or more                                   100%

  b. An Employee who is credited with Hours of Service only after December 31, 1994 shall become vested in accordance with the following schedule:

  Years of Vesting Service                        Vested Percentage
  Less than 5 years                                     0%
  5 years or more                                     100%

  c. An Employee who (i) is credited with at least one Hour of Service during the period that begins on the Effective Date and ends on December 31, 1994, and (ii) is credited with at least one Hour of Service after December 31, 1994, shall become vested in accordance with the schedule above that provides the greatest Vested Percentage for the Employee.

  5.02 Exceptions to Vesting Schedule. Notwithstanding the above schedule, the following rules shall apply in determining a Participant's vested interest in his Accrued Benefit:

  a.    In case of a change in the vesting schedule, the rules in
Section 5.04 shall be applied to Participants affected by the change.

  b. The Minimum Vesting Schedule in Article XV shall become applicable if the Plan is Top-Heavy for one or more Plan Years.
(The rules in Section 5.04 apply to any change to or from the Minimum Vesting Schedule.)

  c. A Participant shall become 100 percent vested in his Accrued Benefit upon (i) the Participant's attainment of Normal Retirement Age while still actively employed by the Employer, (ii) the Participant's death at a time when he is actively employed by the Employer, or (iii) the Participant's termination of employment due to Total and Permanent Disability.

  5.03 Forfeitures. If a Participant terminates his employment with the Employer at a time when he is not 100 percent vested in his Accrued Benefit derived from Employer contributions, the nonvested portion of the benefit shall be forfeited subject to the following provisions:

  a. Time of Forfeiture: If a Participant terminates employment with the Employer and receives a distribution from the Plan, his nonvested benefits shall be forfeited when the distribution is made. If the Participant does not receive a distribution, his nonvested benefits shall be forfeited as of the end of the Plan Year in which he incurs five consecutive One-Year Breaks in Service. For purposes of this subsection, if the present value of the Participant's vested Accrued Benefit is zero, he shall be deemed to have received a distribution of the Accrued Benefit when he terminated employment.

  b. Use of Forfeiture: Any benefits forfeited pursuant to this Section shall be used to reduce future Employer contributions to the Plan. In no event shall the remaining Participants receive additional benefits as a result of the forfeitures.

  c.    Restoration of Forfeited Amounts:

       i. A Participant who forfeited benefits when he received a distribution from the Plan shall have the right to restore his Accrued Benefit to the extent forfeited, provided that he resumes employment and repays to the Plan the full amount of the distribution plus interest (using the interest rates determined under Section 411(c)(2)(C) of the Code). Any repayment pursuant to this subsection must be made before the earlier of (A) five years after the first date on which the Participant is subsequently reemployed by the Employer; or (B) the close of the first period of five consecutive One-Year Breaks in Service after the distribution was made.

      ii. If a Participant who was deemed to receive a distribution pursuant to subsection (a) above resumes employment with the Employer before incurring five consecutive One-Year Breaks in Service, the amount of the Accrued Benefit as of the date of the deemed distribution shall be restored when he again participates in the Plan (see Section 3.03).

  5.04  Amendments Affecting Vesting Schedule.

  a. In the case of an Employee who is a Participant on (i) the date an amendment changing the vesting schedule is adopted, or (ii) if later, the date the amendment is effective, the vested percentage of his Accrued Benefit (determined as of the applicable date) shall not be less than the percentage calculated under the terms of the Plan without regard to the amendment.

  b. If the vesting schedule in Section 5.01 is amended, or the Plan is amended in any way that, directly or indirectly, adversely affects the computation of a Participant's nonforfeitable percentage in his future benefit accruals (including an automatic change to or from the Minimum Vesting Schedule if the Plan becomes Top-Heavy), a Participant who is an Employee with at least three Years of Service may elect to have the nonforfeitable percentage of his Accrued Benefit determined without regard to the amendment. For Participants who do not have at least one Hour of Service in a Plan Year beginning after December 31, 1988, the preceding sentence shall be applied by substituting "five Years of Service" for "three Years of Service." In determining a Participant's Years of Service for purposes of this subsection, the exclusions set forth in Section
4.02 shall not apply.

  c.    A Participant's right to make an election under subsection
(b) shall be governed by the following:

       i.     The Plan Administrator shall provide each affected
              Participant with written notice and an election form regarding his right to elect to remain under the former vesting schedule.

      ii. The election period shall begin with the date the amendment is adopted (or deemed to be made) and shall end on the date which is the latest of: (A) 60 days after the date the amendment is adopted; (B) 60 days after the date the amendment becomes effective; or (C) 60 days after the date the notice described in subsection (i) above is issued by the Plan Administrator.

     iii. A Participant who does not timely file a properly completed election form shall be subject to the amended vesting schedule.

                              ARTICLE VI

                         BENEFITS ELIGIBILITY



  6.01  Normal Retirement Benefit.

  a. A Participant shall be eligible to receive benefits upon Retirement on his Normal Retirement Date, provided he completes an application in accordance with subsection (b).

  b. To commence receipt of benefit payments, a Participant must submit a signed written application to the Plan Administrator in which he elects an Annuity Starting Date and form of distribution (in compliance with Article IX). Upon proper application, the Plan Administration shall begin to distribute benefits as soon as administratively feasible.

  c. If a Participant continues in employment after his Normal Retirement Date for at least 40 Hours of Service monthly, the Participant shall not receive any benefit payments during the period of such employment. However, benefits shall continue to accrue, and the Participant shall be eligible to receive a late retirement benefit as provided in this Article and Article VII.

  d. In the case of a Participant described in subsection (c), the Plan Administrator shall establish procedures to give the
Participant the notice required by Department of Labor Regulation 29 C.F.R. 2530.203-3(b)(4) no later than the end of the first calendar month or payroll period in which the Plan does not pay
benefits due to the continued employment.   Benefit payments to the
Participant shall commence no later than the first day of the third calendar month after the calendar month in which he ceases to be employed at the level described in subsection (c).

  e. Notwithstanding the above provisions, the payment of benefits shall begin once a Participant has reached his Required Beginning
Date.

  6.02  Early Retirement Benefit.

  a. Upon written notice to the Plan Administrator, a Participant may elect to receive benefits upon Retirement on an Early Retirement Date. The payment of benefits shall be effective as of the first day of the month coinciding with or next following the elected Early Retirement Date.

  b. A Participant who terminates employment with a nonforfeitable right to an Accrued Benefit after satisfying the service requirement for an early retirement benefit, but before satisfying the age requirement, may elect to receive early retirement benefits when he later satisfies the age requirement.

  6.03 Late Retirement Benefit. A Participant who delays his Retirement until after his Normal Retirement Date shall continue to accrue benefits and shall be eligible to receive a late retirement benefit as of the earlier of (a) the first day of the month coinciding with or next following his Actual Retirement Date, or (b) his Required Beginning Date.

  6.04  Disability Retirement Benefit.

  a. A Participant who terminates employment because he is Totally and Permanently Disabled, before reaching his Normal Retirement
Date, shall be eligible to receive benefits commencing on the Participant's Normal Retirement Date.

  b. A Participant must file a written application with the Plan Administrator to receive disability retirement benefits. Upon receiving an application, the Plan Administrator shall determine whether the Participant is Totally and Permanently Disabled as defined in Article II.

 6.05 Preretirement Death Benefit. Effective as of January 1, 1995, if a Participant dies before the Annuity Starting Date, death benefits shall be provided in accordance with this Section and the provisions of Article VII regarding preretirement death benefits.
If a Participant dies prior to January 1, 1995 and prior to the Annuity Starting Date, only the Preretirement Survivor Annuity shall be payable and shall be payable only to the Surviving Spouse. If the Participant is unmarried at the time of death (prior to the Annuity Starting Date and prior to January 1, 1995), no preretirement death benefit shall be payable.

  a. The Participant's Accrued Benefit shall be paid as a Preretirement Survivor Annuity for the life of the Surviving Spouse, as provided in Article VII, unless:

       i. The Participant is unmarried or another exception to spousal rights in Section 8.02 applies; or

      ii.     The Participant waives the Preretirement Survivor
              Annuity with spousal consent in accordance with subsection (c) below.

  b. If benefits are not being paid as a Preretirement Survivor Annuity pursuant to subsection (a), the Participant's designated
Beneficiary shall receive preretirement death benefits as provided in Article VII.

  c. Waiver of Preretirement Survivor Annuity: A Participant may effectively waive the Preretirement Survivor Annuity, and elect to have the other preretirement death benefit paid to another Benefic-iary as follows:

       i. The election must be made in writing and delivered to the Plan Administrator during the period that begins on the first day of the Plan Year in which the Participant attains age 35, and ends on the date of the Participant's death. However, if a Participant terminates employment before the first day of the Plan Year in which he would attain age 35, the election period shall begin on the termination date.

      ii. The Participant's Spouse must consent to the election, in a consent which satisfies the requirements in
              Section 8.02(e).

     iii. The election must be made after the Plan Administrator provides the Participant with a notice regarding the Preretirement Survivor Annuity that is comparable to the notice regarding the Joint and Survivor Annuity described in Section 9.01. The Plan Administrator must provide this notice during whichever of the following periods ends last:

              A. The period beginning with the first day of the Plan Year in which the Participant attains age 32 and ending with the close of the Plan Year preceding the Plan Year in which the Participant attains age 35;

              B. A reasonable period ending after the Employee becomes a Participant; or

              C.    A reasonable period ending after the
                    Preretirement Survivor Annuity requirements first apply to a Participant.

              Notwithstanding the foregoing, notice must be provided within a reasonable period after termination of employment in the case of a Participant who terminates employment with the Employer before attaining age 35.

              For purposes of this subsection, a reasonable period after a specified event is the end of the two year period beginning one year prior to the date the event occurs and ending one year after that date. In the case of a Participant who terminated employment before the Plan Year in which he attains age 35, the notice shall be provided within the two-year period beginning one year prior to termination and ending one year after termination. If such a Participant thereafter returns to employment with the Employer, his notice period shall be redetermined.

      iv. Notwithstanding the election period described in subsection (i), a Participant who will not yet attain age 35 as of the end of any current Plan Year may make a special election, in the form and method required by subsection (i), for the period that begins on the date of such election and ends on the first day of the Plan Year in which the Participant will attain age 35. Such an election shall not be valid unless the Spouse consents and the Participant receives a written explanation of the Preretirement Survivor Annuity, as described in subsections (ii) and (iii). Preretirement Survivor Annuity coverage automatically will be reinstated as of the first day of the Plan Year in which the Participant will attain age 35. Any new waiver thereafter will be subject to all of the requirements of this Article.

Notwithstanding the preceding provisions, a revocation of a prior waiver of the Preretirement Survivor Annuity may be made by a Participant without the consent of the Spouse at any time prior to the commencement of benefits. The number of revocations shall not be limited.

  d. The Plan Administrator shall require satisfactory written proof of the Participant's death before paying benefits under this Section. The Plan Administrator shall also require whatever proof is necessary, in the particular case, to establish the right of any person to receive the benefit.

  6.06 Benefits Following Termination of Employment. If a Vested Participant terminates employment at a time when he is not eligible for benefits under any of the preceding Sections of this Article, his benefits shall be distributed in accordance with the following provisions and the provisions of Article VII regarding deferred vested retirement benefits.

  a. Benefits Not in Excess of $3,500: If the value of Participant's vested Accrued Benefit does not exceed $3,500, the entire vested amount shall be paid to the Participant in a single lump sum. Payment shall be made as soon as administratively feasible following the termination of employment, but no later than 60 days after the close of the Plan Year within which employment terminated. No consent is required for this distribution.

  b. Benefits in Excess of $3,500: If the present value of a Participant's vested Accrued Benefit derived from Employer (and any Employee) contributions exceeds (or at the time of any prior distribution exceeded) $3,500, he will be entitled to a deferred vested benefit. This means that benefits will only be distributed at times when the Participant or his Beneficiary is eligible to receive benefits under the preceding Sections of this Article.

                              ARTICLE VII

                        COMPUTATION OF BENEFITS



  7.01  Normal Retirement Benefit.

  a. The annual normal retirement benefit of a Participant who becomes eligible for benefits under Section 6.01 shall equal the sum of the amounts described in (i), (ii) and (iii) below, with that sum then reduced by the amount described in (iv) below.

       i. The Participant's accrued benefit under the Predecessor Plan as of September 30, 1989.

      ii. For Years of Benefit Service earned after September 30, 1989 and before January 1, 1995, the of sum if (A) 1.60 percent of the Participant's Final Average Compensation for each such Year of Benefit Service, plus (B) .60 percent of the Participant's Final Average Compensation that is in excess of Covered Compensation for each such Year of Benefit Service.

     iii. For Years of Benefit Service earned after December 31, 1994, the sum of (A) 1.25 percent of the Participant's Final Average Compensation for each such Year of Benefit Service, plus (B) .60 percent of the Participant's Final Average Compensation that is in excess of Covered Compensation for each such Year of Benefit Service.

      iv. The annual normal retirement benefit payable to the Participant from the Retirement Plan of Irving Bank Corporation and Affiliated Companies, or any successor plan, as a result of the Participant's employment with National Bank of Hancock, Hayes National Bank, Fulton County National Bank and Trust, and/or Bank of Lake Placid through September 29, 1989.

In applying the foregoing formula, the Plan shall at all times satisfy the overall permitted disparity limit of Regulation
1.401(l)-5.

  b. For purposes of this Section, "Covered Compensation" means the amounts prescribed in tables published by the Commissioner of the Internal Revenue Service pursuant to Regulation 1.401(l)-
1(c)(7)(ii).

  c. For purposes of this Section 7.01, the number of Years of Benefit Service taken into account under the Plan shall be limited to the greater of (i) 30, or (ii) the number of Years of Benefit Service completed by the Participant as of December 31, 1994 (up to a maximum of 40). For purposes of this subsection (c), Years of Benefit Service completed by the Participant through September 30, 1989 shall be taken into account.

  7.02 Early Retirement Benefit. The early retirement benefit of a Participant who becomes eligible for benefits under Article VI shall be calculated as provided in Section 7.01, based on the Participant's service up to his Early Retirement Date, and then reduced by three percent per year for each year by which the Participant's Early Retirement Date precedes the Participant's Normal Retirement Date.

  7.03  Late Retirement Benefit.

  a. The late retirement benefit of a Participant who becomes eligible for benefits under Article VI shall be determined Compensation and as provided in Section 7.01, based on the Par-ticipant's Compensation and service up to his Actual Retirement Date.

  b. The benefit provided under subsection (a) for a Participant who earns Years of Benefit Service after the Participant's Normal
Retirement Date shall be redetermined annually in accordance with
Section 7.07.

  c. Notwithstanding the preceding provisions, the accrual of a Participant's benefit for a Plan Year shall be reduced (but not below zero) by the Actuarial Equivalent of any distributions made from the Plan to the Participant by the close of the Plan Year pursuant to Article IX of the Plan. The reduction shall be deter-mined in accordance with Section 7.07.

  7.04 Disability Retirement Benefit. The disability retirement benefit of a Participant who becomes eligible for benefits under
Article VI shall be determined as provided in Section 7.01, based on
(a) the Participant's Final Average Compensation as of the Disability Retirement Date, and (b) the benefit formula in effect under the Plan on the date the Participant ceased active employment. For purposes of determining an eligible Participant's benefit under this Section 7.04, the Participant will be given credit for a Year of Benefit Service for each year between the Participant's Disability Retirement Date and Normal Retirement Date that the Participant remains Totally and Permanently Disabled.

  7.05  Preretirement Death Benefit.

  a. Effective as of January 1, 1995, the survivor annuity described in subsection (b) or (c), as applicable, shall be payable to the Beneficiary, if the Participant dies before the Annuity Starting Date. If a Participant dies prior to January 1, 1995 and prior to the Annuity Starting Date, only the Preretirement Survivor Annuity shall be payable and shall be payable only to the Surviving Spouse. If a Participant is unmarried at the time of death (prior to the Annuity Starting Date and prior to January 1, 1995), no preretirement death benefit shall be payable.

  b. If the Participant dies after his Earliest Retirement Age, the Beneficiary shall receive the same benefit that would be payable if the Participant had retired with a Joint and Survivor Annuity on the day before his death.

  c. If the Participant dies on or before his Earliest Retirement Age, the Beneficiary shall receive the same benefit that would be payable if the Participant had:

       i. Separated from service on the date of death (or actual date of separation from service, if earlier);

      ii. Survived to the Earliest Retirement Age, and retired on that date with an immediate Joint and Survivor Annuity; and

     iii.     Died on the day after the Earliest Retirement Age.

  d. Payment of the preretirement death benefit described in subsections (b) and (c) shall commence as soon as administratively feasible (but not later than one year) after the date of the Participant's death; provided that, if the Beneficiary is the Surviving Spouse, the Surviving Spouse may elect to defer the commencement of payments to the first day of any month before December 31 of the calendar year in which the Participant would have attained age 70 1/2. If the payment of benefits commences as of a date other than the Participant's Earliest Retirement Age, the benefits paid shall be the Actuarial Equivalent of the benefits that would have been paid at the Participant's Earliest Retirement Age.

  e. Notwithstanding the preceding provisions, if the present value of the preretirement death benefit described in subsections
(b) and (c) does not exceed $3,500, the full vested amount shall be paid to the designated Beneficiary in a single lump sum. The payment shall be made as soon as administratively feasible following the Participant's death, but no later than 60 days after the close of the Plan Year in which the Plan Administrator is provided with proof of the Participant's death.

 7.06   Deferred Vested Retirement Benefit.

  a. The deferred vested retirement benefit of a Participant who becomes eligible for benefits under Article VI shall be the Participant's Accrued Benefit up to his termination of employment, multiplied by the applicable vesting percentage set forth in Article V.

  b. The benefit provided by subsection (a) shall be payable at the Participant's Normal Retirement Date or, if the Participant so elects, at an Early Retirement Date if the Participant meets the pertinent requirements set forth in Article VI.

  7.07 Reemployment After Benefit Commencement. A Participant in receipt of benefit payments under the Plan who returns to active service with the Employer as an Employee, or, in the case of an active Participant employed after his Required Beginning Date, who continues in active service as an Employee, shall have his allowance recalculated as of the end of each Plan Year as follows:

        a. First, the Participant's benefit as of the end of the Plan Year will be calculated without regard to the fact that the Participant is receiving benefits.

        b. The Participant's benefit in effect as of the Participant's original Annuity Starting Date will then be subtracted from the benefit determined pursuant to
              (a) above to determine the extent of any additional accrual.

        c. Any additional accrual determined pursuant to (b) above shall then be reduced (but not below zero) by the Actuarial Equivalent value of Plan benefit payments received by the Participant through the end of the Plan Year.

        d. Any additional accrual determined pursuant to (c) above shall be converted to the form of payment selected by the Participant as of the Participant's original
              Annuity Starting Date, using the ages of the Participant and the Participant's Beneficiary (if applicable) at the time of recalculation and conversion.

        e. Payment of the recalculated benefit, including any increase, shall be effective as of the first day of the ensuing Plan Year.

                             ARTICLE VIII

                             BENEFICIARIES



  8.01  Designation of a Beneficiary.

  a. Each Participant may designate one or more Beneficiaries (and contingent Beneficiaries) by delivering a written designation to the Plan Administrator on a form provided by the Plan Administrator, in compliance with the provisions of Section 8.02.

  b. A Participant may also make a new designation at any time (in accordance with Section 8.02). Such a designation is effective only upon receipt by the Plan Administrator, at which time it supersedes all prior designations.

  c. Upon the death of a Participant, his Beneficiaries shall be entitled to the benefits described in Articles VII and IX.

  d. A designation of a Beneficiary shall be effective only if the designated Beneficiary survives the Participant.

  e. Upon the legal dissolution of the marriage of a Participant, any designation of the Participant's former Spouse as a Beneficiary shall remain valid, unless otherwise provided in a Qualified
Domestic Relations Order, or unless the Participant delivers a new designation to the Plan Administrator or is remarried.

  8.02 Spouses's Rights. The Spouse of a married Participant shall be the Participant's Beneficiary, whether or not designated as such, unless one of the following requirements in subsections (a) through
(d) below is satisfied.

  a. Spouse's Consent to the Beneficiary: The Spouse waives the right to be the Beneficiary in a consent which meets the requirements of subsection (e). In this regard:

       i. The Participant must designate a specific Beneficiary that cannot be changed without a new spousal consent, unless the Spouse executes a general consent, as provided in subsection (e)(ii) below.

      ii. Notwithstanding subsection (i) above, the Participant may at any time revoke the designation of a non-spouse Beneficiary and restore the Spouse as the Beneficiary, without spousal consent.

  b. Separation: The Participant is legally separated from his Spouse or has been abandoned, within the meaning of local law, and provides the Plan Administrator with a court order regarding the applicable circumstance. (However, such a Spouse must be considered the Spouse to the extent provided in a Qualified Domestic Relations Order.)

  c. Missing Spouse: The Participant establishes to the satisfaction of the Plan Administrator that the Spouse cannot be located. The Plan Administrator shall adopt procedures to implement this provision, which shall be applied uniformly to all Participants.

  d. Unmarried Participant: The Participant is unmarried. This "deemed" waiver of spousal rights for an unmarried Participant is null and void if the Participant later marries.

  e. Consent Requirement: The Spouse's consent to waive survivor benefits in favor of another Beneficiary is valid only if the following requirements are satisfied:

       i. The Spouse's consent must be in writing and signed, must acknowledge the effect of the election, and must be witnessed by a notary public.

      ii. The Spouse's consent must either acknowledge the specific non-spouse Beneficiary or must expressly permit the Participant to alter the Beneficiary designation without further spousal consent. For Plan Years beginning after October 22, 1986, a consent that permits further designations must also acknowledge (A) that the Spouse has the right to limit consent to a specific Beneficiary and (B) that the Spouse is voluntarily relinquishing this right.

     iii. The consent required by this subsection may be given by the legal guardian of a legally incompetent Spouse.
              This applies even if the Participant is the legal guardian.

      iv. A consent is only valid for the Spouse who gives the consent (or for whom the consent is given by a legal guardian).

A valid consent, once given, can be revoked; provided the revocation occurs before the Annuity Starting Date.

  8.03 Absence of a Designated Beneficiary. If no effective Beneficiary designation exists at the Participant's death, the Participant shall be deemed to have designated the following Beneficiaries in the following order of priority: (a) the Spouse;
(b) children, including adopted children and step-children, in equal shares; (c) parents, in equal shares, and (d) the Participant's estate. This order of priority shall apply to individuals living at the time of the Participant's death.

  8.04 Beneficiaries' Rights. Whenever the rights of a Participant are stated or limited in the Plan, his Beneficiaries shall also be bound by the Plan provisions.

                              ARTICLE IX

                       DISTRIBUTION REQUIREMENTS



  9.01  Form of Distribution.

  a. Normal Forms: The normal form of benefit for a Participant who is married on his Annuity Starting Date is a 50 percent Joint and Survivor Annuity with the Spouse as Beneficiary, which is the Actuarial Equivalent of the benefit that would be payable to the Participant if the Participant was not married on his Annuity Starting Date. The normal form of benefit for a Participant who is not married on his Annuity Starting Date is a straight life annuity, payable in monthly installments, for the life of the Participant; provided, however, that if the Participant shall die before having received 60 monthly payments, such monthly payments shall be continued to his Beneficiary until the total number of monthly payments to such Participant and Beneficiary equals 60. If the Participant and Beneficiary die before having received a total of 60 monthly payments, the Actuarial Equivalent value of the balance of such monthly payments shall be paid in a single sum to the estate of the survivor of the Participant and Beneficiary.

  b. Optional Forms of Payment: Unless the mandatory cash-out provisions of Section 6.06(a) apply, a Participant may elect to receive his Plan benefit in one of the optional forms of payment described below, provided the Participant and form of payment satisfy the other requirements of this Article IX.

       i. A reduced retirement benefit payable during the Participant's lifetime, with the provision that after his death the same benefit shall be paid during the life of such contingent annuitant (Beneficiary) as the Participant shall have nominated by written designation duly acknowledged and filed with the Plan Administrator prior to the time payment is to commence. If both the Participant and the contingent annuitant die before 60 monthly payments have been made since the benefit commencement date, the Actuarial Equivalent value of the balance of such 60 monthly payments shall be paid in a single sum to the estate of the survivor of the Participant and contingent annuitant. Participants who elect to commence receipt of benefit payments on or after January 1, 1995 may elect this optional form of payment with 120 monthly payments guaranteed.

      ii. A reduced retirement benefit payable during the Participant's life with the provision that after such period a benefit of one-half of the benefit payable during the Participant's life shall be continued during the life of such contingent annuitant (Beneficiary) as the Participant shall have nominated by written designation duly acknowledged and filed with the Plan Administrator prior to the time payment is to commence. If both the Participant and the contingent annuitant die before 60 monthly payments have been made since the benefit commencement date, the Actuarial Equivalent value of the balance of such 60 monthly payments shall be paid in a single sum to the estate of the survivor of the Participant and contingent annuitant. Participants who elect to commence receipt of benefit payments on or after January 1, 1995 may elect this optional form of payment with 120 monthly payments guaranteed.

     iii. Effective for benefit payments that commence on or after January 1, 1995, a reduced retirement benefit payable during the Participant's life, with no benefit payable after his death; provided, however, that if the Participant shall die before having received 120 monthly payments, such monthly payments shall continue to be paid to his Beneficiary until the total number of payments to the Participant and the Beneficiary equals
              120. If the Participant and Beneficiary both die before having received a total of 120 monthly payments, the Actuarial Equivalent value of the balance of unpaid monthly payments shall be paid in a single sum to the estate of the survivor of the Participant and Beneficiary.

      iv. An increased retirement benefit payable during the Participant's life, with no other benefit payable after his death.

  c.    Election and Consent Requirements

        A Participant may effectively waive his normal form of benefit and elect any of the other forms provided in subsection (b) only as follows:

       i. The election must be made in writing and delivered to the Plan Administrator during the 90-day period ending on the Annuity Starting Date. For Plan Years beginning after December 31, 1986, the election must specify the optional form of benefit elected.

      ii. The election must be made after the Plan Administrator provides the Participant with the notice described in subsection (d) below.

     iii. Unless an exception stated in Section 8.02 applies, the Spouse of a married Participant must consent to any election, except a different-percentage Joint and Survivor Annuity with the Spouse as the Beneficiary. The Spouse's consent must satisfy the requirements in
              Section 8.02(e), and, for Plan Years beginning after December 31, 1986, must also agree to the specific optional form of benefits that the Participant elects. Notwithstanding the preceding provisions, the Participant may at any time prior to the commencement of benefits revoke an election and restore the 50 percent Joint and Survivor Annuity for the Spouse. The number of revocations shall not be limited; provided, however, that the form of payment in effect on the Annuity Starting Date may not be changed after the Annuity Starting Date.

  d. Notice: No less than 30 and no more than 90 days prior to the Annuity Starting Date, the Plan Administrator shall furnish each Participant with a written notice that explains:

       i. The terms and conditions of the 50 percent Joint and Survivor Annuity;

      ii. The Participant's right to make, and the effect of, an election to waive the 50 percent Joint and Survivor
              Annuity;

     iii.     The rights of the Participant's Spouse;

      iv. The right to revoke a previous election and the effect of the revocation; and

       v. The relative values of the other forms of payment described in subsection (b).

  e. Amount: The amount payable under any optional form of benefit shall be the Actuarial Equivalent of the benefit payable as a straight life annuity.

  f. Annuity Contracts: Benefits to be paid in the form of any type of annuity may be provided through a nontransferable annuity contract issued by a reputable insurance company and purchased by the Trustee, or by direct payment from the Trust, as determined by the Plan Administrator. The terms of any annuity contract purchased and distributed by the Trustee to a Participant or Beneficiary shall comply with the required distribution rules under this Article, and Code Section 401(a)(9) and implementing Regulations.

  9.02  Compliance with Code Section 401(a)(9).

  a. Incorporation by Reference: Distributions shall be made in compliance with Code Section 401(a)(9) and implementing Regulations, including the minimum distribution incidental benefit requirement of proposed Regulation 1.401(a)(9)-2. These Code and regulatory provisions are hereby incorporated by reference, and shall take precedence over any inconsistent provisions of the plan. (However, the Section 401(a)(9) rules will not extend the period for making a distribution, if other provisions of the Plan require an earlier distribution.) These rules are summarized in this Section and Sections 9.03 through 9.05 below.

  b. Life Expectancies: In applying Code Section 401(a)(9) and implementing Regulations:

       i. Life expectancies of Participants and Beneficiaries shall be calculated using the expected return multiplies in Tables V and VI of Regulation 1.72-9.

      ii. The life expectancies of a Participant and his Spouse shall not be redetermined pursuant to Code Section
              401(a)(9)(D).

  9.03 Required Distribution to Participant. As stated in Article VI, a Participant generally may elect to defer the receipt of benefits following Retirement. Notwithstanding this general rule, the entire interest of a Participant must be distributed, or begin to be distributed, no later than the Participant's Required Beginning Date, as defined below.

  a. Age 70-1/2 on or after January 1, 1988: For a Participant who attains age 70-1/2 on or after January 1, 1988, the Required
Beginning Date is April 1 of the calendar year following the calendar year in which the Participant attains age 70-1/2, with the following exception. For a Participant who attains age 70-1/2 during 1988 and has not retired as of January 1, 1989, the Required Beginning Date is April 1, 1990.

  b. Age 70-1/2 before January 1, 1988: For a Participant who attains age 70-1/2 before January 1, 1988, the Required Beginning
Date shall be determined as follows:

       i. For a Participant who is not a Five Percent Owner, the Required Beginning Date is April 1 of the calendar year following the calendar year in which the later of Retirement or attainment of age 70-1/2 occurs.

      ii. For a Participant who is a Five Percent Owner during any year beginning after December 31, 1979, the Required Beginning Date is April 1 following the later of: (A) the calendar year in which the Participant attains age 70-1/2, or (B) the earlier of the calendar year with or within which ends the Plan Year in which the Participant becomes a Five Percent Owner, or the calendar year in which the Participant retires.

For purposes of this Section, a Participant shall be treated as a Five Percent Owner if he is a Five Percent Owner at any time during the Plan Year ending with or within the calendar year in which he attains age 66-1/2 or any subsequent Plan Year. Once distributions have begun to a Five Percent Owner, they must continue even if the Participant ceases to be a Five Percent Owner in a subsequent year.

  9.04  Limits on Distribution Periods.

  a. As of the first "distribution calendar year," distributions, if not made in a single sum, may be made only over one of the following periods (or a combination thereof):

       i.     The life of the Participant;

      ii.     The life of the Participant and a Beneficiary;

     iii. A period certain not extending beyond the life expec-tancy of the Participant; or

      iv. A period certain not extending beyond the joint and last survivor expectancy of the Participant and a designated Beneficiary.

  b. For distributions beginning before the Participant's death, the first "distribution calendar year" is the calendar year immediately preceding the calendar year which contains the Par-ticipant's Required Beginning Date.

  c. For distributions beginning after the Participant's death, the first "distribution calendar year" is the calendar year in which distributions are required to begin pursuant to Section 9.05(b).

  9.05 Required Distribution to Beneficiary. As provided in Article VII, the designated Beneficiary generally may elect to defer the receipt of benefits payable following the death of a Participant.
However, this right is subject to the following restrictions:

  a. Distribution Beginning before Death: If the Participant dies after he begins to receive benefits, any benefits that remain undistributed at his death shall be distributed at least as rapidly as the method of distribution being used at the time of his death.

  b. Distribution Beginning after Death: If the Participant dies before he begins to receive benefits, payment of the survivor benefit shall commence no later than one year after the date of the Participant's death. As an exception to this rule, if the designated Beneficiary is the Surviving Spouse, the Surviving Spouse may elect to have payments commence on or before December 31 of the calendar year in which the Participant would have attained age 70-1/2.

  9.06  Location of Participant or Beneficiary Unknown.

  a. When a distribution is payable to a Participant or Benefici-ary, the Plan Administrator shall make all reasonable efforts to locate that person. These efforts shall include (i) sending a registered letter, return receipt requested, to the person's last known mailing address, and (ii) sending a written request to any person shown in the Employer's records as a relative or other person to contact, asking for information regarding the whereabouts of the Participant or Beneficiary.

  b. If the Plan Administrator is unable to locate the person within six months from the date a certified letter was mailed to him, the Plan Administrator shall direct the Trustee to maintain the Participant as an inactive Participant. The Plan Administrator shall continue to maintain the Participant in inactive status until
(i) the person entitled to the benefit makes an application for it, or (ii) the benefit reverts by escheat to the State, whichever occurs first.

  9.07 Facility of Payment. If the Plan Administrator finds that any person to whom a benefit is payable from the Fund is unable to care for his affairs because of illness or accident, any payment due may be paid to the Spouse, a child, a parent, or a brother or sister, or to any person deemed by the Plan Administrator to have incurred expense for the person, unless a prior claim for the benefit has been made by a duly appointed guardian, committee or other legal representative. Any such payments will be a complete discharge of any liability under the Plan.

  9.08  Eligible Rollover Distributions.

  a. Application of Section. This Section applies to distributions made on or after January 1, 1993. Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this Section, a distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an eligible rollover distribution paid directly to an eligible retirement plan specified by the distributee in a direct rollover.

  b.    Definitions.

       i. Eligible Rollover Distribution: An eligible rollover distribution is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated Beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under
              Section 401(a)(9) of the Code; and the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

      ii. Eligible Retirement Plan: An eligible retirement plan is an individual retirement account described in
              Section 408(a) of the Code, an individual retirement annuity described in Section 408(b) of the Code, an annuity plan described in Section 403(a) of the Code, or a qualified trust described in Section 401(a) of the Code, that accepts the distributee's eligible rollover distribution. However, in the case of an eligible rollover distribution to the Surviving Spouse, an eligible retirement plan is an individual retirement account or individual retirement annuity.

     iii. Distributee: A distributee includes an Employee or former Employee. In addition, the Employee's or former Employee's Surviving Spouse and the Employee's or former Employee's Spouse or former Spouse who is the Alternate Payee under a Qualified Domestic Relations Order, as defined in Section 414(p) of the Code, are distributees with regard to the interest of the Spouse or former Spouse.

      iv. Direct Rollover: A direct rollover is a payment by the Plan to the eligible retirement plan specified by the distributee.

                               ARTICLE X

                               FINANCING



  10.01 Fund. The funding of the Plan and payment of benefits shall be provided for through the medium of the Fund held by the Trustee under the provisions of the Trust Agreement, which is deemed to form a part of the Plan. All rights or benefits which may accrue to any person under the Plan shall be subject to the Trust Agreement. The names of the current Trustees are available from the Secretary of the Employer. The contributions of the Employer, together with any income, gains, or profits, less distributions and losses, shall constitute the Fund. The Employer shall determine the form and terms of any such Trust Agreement, and may modify the Trust
Agreement from time to time to accomplish the purposes of the Plan, and may remove any Trustee.

  10.02 Contributions to the Plan. The Employer intends to make, from time to time, such contributions to the Fund as determined by the Plan Administrator. Expenses of the Plan, unless paid by the Employer, shall be paid out of the assets of the Fund. There are no Employee contributions to the Plan.

  10.03 Funding Policy. The Plan Administrator shall establish a written funding policy and method consistent with the objectives of the Plan and the requirements of Title I of ERISA. The Plan Administrator shall review such funding policy and method at least annually. In its actions, the Plan Administrator shall endeavor to determine the Plan's short-term and long-term objectives and financial needs, taking into account the need for liquidity to pay benefits and the need for investment growth. All actions under this Section, including the supporting reasons, shall be recorded in writing by the Plan Administrator and communicated to the Trustee and Board of Directors.

  10.04 Return of Employer Contributions. Contributions shall be returned to the Employer by the Trustee, if the Plan Administrator certifies in writing to the Trustee that one or more of the following circumstances exists:

  a. If the Employer made a contribution by mistake of fact, the contribution shall be returned to the Employer within one year after its payment to the Trustee.

  b. If the Employer made the contribution conditioned on the qualification of the Plan under the Code, and if the Plan receives an adverse determination with respect to its initial qualification, the contribution shall be returned to the Employer within one year after such final determination as described in Section 16.05(a), but only if the application for the determination is made by the time prescribed by law for filing the Employer's tax return for the taxable year in which the Plan was adopted, or such later date as the Secretary of the Treasury may prescribe.

  c.    To the extent that a deduction for a contribution under
Section 404 of the Code is disallowed, the contribution shall be returned to the Employer within one year after the disallowance (or within one year after the date a court decision upholding the disallowance becomes final).

With respect to the return of contributions occasioned by the circumstances listed in subsections (a) and/or (c) above, the amount which shall be returned to the Employer is the excess of the amount contributed over the amount that would have been contributed had there not occurred a mistake of fact or a mistake in determining the deduction. Earnings attributable to the excess contribution shall not be returned to the Employer, but losses attributable to the contribution must reduce the amount to be returned.

                              ARTICLE XI

                            ADMINISTRATION



  11.01  Plan Administrator.

  a. The Plan Administrator shall be the named fiduciary for the Plan and shall be responsible for the management, operation and administration of the Plan.

  b. The Board of Directors shall have the authority to appoint an individual or other entity, or a committee consisting of three members to be the Plan Administrator, and to fill any vacancies which occur, in its sole discretion. Any appointee is subject to removal by the Board of Directors at any time, and may resign at his own volition upon 10 days prior written notice to the Board of Directors. If at any time there is no appointed Plan Administrator because vacancies have not been filled, the Board of Directors shall be deemed the Plan Administrator. Names of all current appointees shall be available from the Secretary of the Employer.

  c. If the Plan Administrator is a committee, any act that this Plan authorizes or requires the Plan Administrator to do may be done at a meeting of the committee by a majority of the members then voting.

  d. The Board of Directors will appoint a chairman and a secretary and such other agents and representatives of the pension committee as it may deem advisable (see Section 11.05). In its relationship with the Trustee and any insurance company or companies on any matter or thing included in this Plan, one member of the committee may be authorized by it to sign or execute any document on its behalf. The Chairman of the Board of Directors will certify to the Trustee and to such insurance company or companies the name and signature of the member of the committee who is so authorized.

  e. The Plan Administrator will serve without compensation for services as such, but all the Plan Administrator's expenses shall be paid by the Employer (see Section 11.11).

  f. The Board of Directors, in its sole discretion, may also designate the Trustee as the Plan Administrator. Any such designation shall be valid only if the Trustee acknowledges responsibility for the management, operation and administration of the Plan in writing. Thereafter, all references in the Plan and Trust to the Plan Administrator shall mean the Trustee unless and until the Board of Directors appoints a different Plan Administrator in accordance with this Section.

  11.02  Fiduciary and Administrative Duties

  a. The Plan Administrator shall have the following powers, duties, and responsibilities, which it may retain or delegate among the below-mentioned bodies:

       i. Powers, duties, and responsibilities of administration which shall be delegable to an administrator;

      ii. Powers, duties, and responsibilities of custody and disbursement of the assets of the Fund, which shall be delegable to the Trustee, the administrator, or an insurance company, and

     iii. Powers, duties, and responsibilities of investment which shall be delegable to the Trustee, an investment advisor, or an insurance company.

The Plan Administrator may appoint an administrator, an investment advisor, or an insurance company, and review or redelegate the exercise of these powers, duties and responsibilities at any time.

  b. As provided in Section 10.03, the Plan Administrator will prescribe a funding policy for the Plan.

  11.03  General Powers and Discretion of Plan Administrator.

  a. The Plan Administrator shall have all powers necessary to administer the Plan in accordance with its terms, including the power to construe the Plan and determine all questions that arise under it.

  b. Notwithstanding any other provision in the Plan, and to the full extent permitted by ERISA and the Code, the Plan Administrator shall have exclusive authority and discretion to construe any uncertain or disputed term or provision in the Plan, including, but not limited to, the following:

       i. Determining whether any individual is eligible for any benefits under this Plan;

      ii. Determining the amount of benefits, if any, an individual is entitled to under this Plan;

     iii.     Interpreting all of the provisions of this Plan; and

      iv.     Interpreting all of the terms used in this Plan.

  c. The Plan Administrator's exercise of discretionary authority to construe the terms of the Plan, and all its determinations and interpretations, shall:

       i. Be binding upon any individual claiming benefits under this Plan, including, but not limited to, the Participant, the Participant's estate, any Beneficiary of the Participant, and any Alternate Payees;

      ii. Be given deference in all courts of law, to the greatest extent allowed by applicable law; and

     iii. Not be overturned or set aside by any court of law unless found to be arbitrary and capricious, or made in bad faith.

  d. If the discretionary authority in subsection (c) is exercised with respect to an individual who is a member of the pension committee, the authority shall be exercised solely and exclusively by the other members. If the individual is the only Plan Administrator at the time, the discretionary authority shall be exercised by the Board of Directors, not including the affected individual if he is also a member of the Board of Directors.

  e. Any discretionary actions of the Plan Administrator or Board of Directors shall be taken in a manner that does not discriminate in favor of Highly Compensated Employees.

  11.04  Administration of the Fund.

  a. The Trustee shall be responsible for the management and investment of the Fund in accordance with the provisions of the Trust agreement.

  b. Directives of the Plan Administrator to the Trustee shall be delivered in writing, and properly signed.

  11.05  Delegation of Powers.

  a. When the Plan Administrator appoints assistants or representatives, it may delegate to them any powers and duties, both ministerial and discretionary, as it deems expedient or appropriate (except as provided in Section 11.06).

  b. Any appointment under this Section or Section 11.06 shall be made pursuant to a signed, written instrument.

  11.06  Appointment of Professional Assistants and Investment
Managers.

  a. The Plan Administrator may engage accountants, attorneys, physicians and such other professional personnel as it deems necessary or advisable. The Plan Administrator may also appoint one or more investment managers to manage all or any of the assets of the Trust, including the power to acquire or dispose of assets. However, the appointment of an investment manager must be approved by the Board of Directors, and the investment manager must acknowledge in writing that it is a fiduciary with respect to the Plan. An investment manager can only be a party that is either (i) registered as an investment adviser under the Investment Advisers Act of 1940, (ii) a bank, as defined in that Act, or (iii) an insurance company qualified to manage, acquire and dispose of Plan assets under the laws of more than one State.

  b. The functions of persons engaged under this Section shall be limited to the specific services and duties for which they are engaged. Such persons shall have no other duties, obligations or responsibilities under the Plan or Trust, and shall exercise no discretion regarding the management of the Plan. Unless engaged specifically as an investment manager, such a person shall exercise no authority or control respecting management or disposition of the assets of the Trust.

  c. The fees and costs of services under this Section are an administrative expense of the Plan to be paid out of the Fund, except to the extent paid by the Employer.

  11.07 Records. All acts and determinations with respect to the Plan shall be duly recorded. All such records and other documents that may be necessary for the administration of the Plan shall be preserved in the custody of the Plan
Administrator (or its appointed assistants or representatives).

  11.08 Notice of Rollover Treatment. When making a qualifying rollover distribution within the meaning of Code Section 402(a), the Plan Administrator shall provide to the recipient a written explanation of:

       i. The circumstances under which such distribution will not be subject to tax if transferred to an eligible retirement plan (as defined in Code Section 402(a)) within 60 days after the date on which the recipient receives the distribution; and

      ii.     If applicable, the income averaging provisions of Code
              Section 402(e).

  11.09 Responsibility of Fiduciaries. The Plan Administrator and any assistant or representative, other than any Investment Manager, shall be free from all liability for acts and conduct in the administration of the Plan and Trust, except for acts of willful misconduct. However, the preceding sentence shall not relieve any fiduciary from any responsibility, obligation or duty that the fiduciary may have pursuant to ERISA.

  11.10 Indemnity by Employer. To the extent not insured against by an applicable insurance policy, and to the extent permitted by law, the Employer shall indemnify and hold harmless the Plan
Administrator and its assistants and representatives from any and all claims, demands, suits or proceedings in connection with the Plan or Trust that may be brought against them, provided the individual or entity being indemnified is/was an employee, or committee of employees, of the Employer.

  11.11 Payment of Fees and Expenses. To the extent consistent with ERISA, the Plan Administrator and assistants and representatives, shall be entitled to payment from the Fund for all reasonable costs, charges and expenses incurred in the administration of the Plan and Trust. This includes, but is not limited to, reasonable fees for accounting, legal and other services, to the extent incurred in the performance of duties under the Plan and Trust, except to the extent that the fees and costs are paid by the Employer. Notwithstanding any other provision of the Plan or Trust, no person who is a "disqualified person," within the meaning of Code Section 4975(e)(2) and who receives full-time pay from the Employer shall receive compensation from the Trust Fund, except for reimbursement of expenses properly and actually incurred.

  11.12 ERISA Reporting and Disclosure. The Plan Administrator shall be responsible for the performance of all reporting and disclosure obligations under ERISA.

  11.13 Service of Legal Process. The Plan Administrator shall be the designated agent of the Plan for service of legal process.

  11.14 Claim for Benefits. Any claim for benefits by a Participant or Beneficiary shall be made in writing to the Plan Administrator.

  11.15  Denial of Claim.

  a. If the Plan Administrator denies a claim in whole or in part, it shall send the Participant or Beneficiary ("claimant") a written notice of the denial.

  b. The Plan Administrator shall send the denial notice within 90 days after the date it receives a claim, unless it needs additional time to make its decision. In that case, the Plan Administrator may authorize an extension of up to an additional 90 days, if it notifies the claimant of the extension within the initial 90-day period. The extension notice shall state the reasons for the extension and the expected decision date.

  c. The denial notice shall be written in a manner calculated to be understood by the claimant and shall contain:

       i. The specific reason or reasons for the denial of the claim;

      ii. Specific reference to pertinent Plan provisions on which the denial is based;

     iii. A description of any additional material or information necessary to perfect the claim, with an explanation of why the material or information is necessary; and

      iv. An explanation of the review procedures provided by sections 11.16 and 11.17.

  11.16  Request for Review of Denial.

  a. Within 60 days after the claimant receives a denial notice, he may file a request for review with the Plan Administrator. Any such request must be made in writing.

  b. A claimant who timely requests review shall have the right to review pertinent documents, to submit additional information and written comments, and to be represented.

  11.17  Review Decision.

  a. The Plan Administrator shall send the claimant a written decision on any request for review that it receives.

  b. The Plan Administrator shall send the review decision within 60 days after the date it receives a request for review, unless an extension of time is needed, due to special circumstances. In that case, the Plan Administrator may authorize an extension of up to an additional 60 days, provided it notifies the claimant of the extension within the initial 60-day period.

  c. The review decision shall be written in a manner calculated to be understood by the claimant and shall contain:

       i.     The specific reason or reasons for the decision; and

      ii. Specific reference to the pertinent Plan provisions on which the decision is based.

  d. If the Plan Administrator does not send the claimant a review decision within the applicable time period, the claim shall be deemed denied on review.

  e. The review decision (including a deemed decision) shall be the final decision of the Plan.

                              ARTICLE XII

                        LIMITATIONS ON BENEFITS



  12.01  General Rules.

  a. Incorporation of Code Section 415: In addition to the specific provisions of this Article, the terms of Code Section 415 and implementing Regulations are hereby incorporated by reference and shall govern the determination of the Maximum Retirement Benefits of all Participants.

  b. Aggregation of Employers and Plans: As further set forth in this Article and Code Section 415, the Maximum Retirement Benefit is an aggregate limitation that applies to this Plan and any other plans, described below, that are maintained by the Employer or an Affiliated Employer. Therefore, for purposes of this Article, all qualified defined benefit plans, whether terminated or not, ever maintained by the Employer shall be treated as one defined benefit plan, and all qualified defined contribution plans, whether terminated or not, ever maintained by the Employer shall be treated as one defined contribution plan. Any required employee contribu-tions to a defined benefit plan shall be treated as annual additions to a defined contribution plan. However, the annual additions for Limitation Years beginning before January 1, 1987 shall not be recomputed to treat all employee contributions as annual additions.

  12.02 Code Section 415 Limitations. For Limitation Years beginning after December 31, 1986, the Annual Benefit payable to a Participant shall not exceed the Maximum Retirement Benefit for any Limitation Year. If the benefit a Participant would otherwise accrue would produce an Annual Benefit in excess of the Maximum Retirement Benefit, the rate of accrual will be reduced so that the Annual Benefit will equal the Maximum Retirement Benefit.

  a. Annual Benefit means a retirement benefit under the Plan that is payable annually in the form of a straight life annuity.

       i. The Annual Benefit does not include any benefits attributable to employee contributions.

      ii. A benefit payable in a form other than a straight life annuity must be adjusted to an Actuarially Equivalent straight life annuity before applying the limitations of this Article. The interest rate assumption used to determine Actuarial Equivalence shall be the greater of five percent or the interest rate specified in Section
              2.04 of the Plan.

  b.    Maximum Retirement Benefit means the lesser of:

       i.     The Defined Benefit Dollar Limitation; or

      ii. The Participant's highest average compensation. For purposes of the preceding sentence, "highest average compensation" means the average Limitation Year Compensation for the three consecutive Limitation Years that produces the highest average for the Participant. The actual number of Limitation Years shall be used for Participants who have been employed for less than three consecutive Limitation Years.

  c. Actuarial Increase of Defined Benefit Dollar Limitation: In the case of a benefit that begins after the Participant attains his Social Security Retirement Age, the Defined Benefit Dollar Limitation, as reduced under subsection (e) if necessary, shall be actuarially increased, using an interest rate that is the lesser of five percent or the interest rate specified in the first paragraph of Section 2.03.

  d.    Actuarial Decrease of Defined Benefit Dollar Limitation:

        i. If the Annual Benefit of the Participant commences before the Participant's Social Security Retirement
              Age, but on or after age 62, the Defined Benefit Dollar Limitation as reduced under subsection (e) if necessary, shall be determined as follows:

              A. If a Participant's Social Security Retirement Age is 65, the dollar limitation for benefits commencing on or after age 62 is determined by reducing the Defined Benefit Dollar Limitation by 5/9 of one percent for each month by which benefits commence before the month in which the Participant attains age 65.

              B. If a Participant's Social Security Retirement Age is greater than 65, the dollar limitation for benefits commencing on or after age 62 is determined by reducing the Defined Benefit Dollar Limitation by 5/9 of one percent for each of the first 36 months and 5/12 of one percent for each of the additional months (up to 24 months) by which benefits commence before the month of the Participant's Social Security Retirement Age.

      ii. If the Annual Benefit of a Participant commences prior to age 62, the Defined Benefit Dollar Limitation shall be the actuarial equivalent of an Annual Benefit beginning at age 62, as determined above, reduced for each month by which benefits commence before the month in which the Participant attains age 62. To determine actuarial equivalence, the interest rate assumption shall be the greater of the rate specified in the first paragraph of Section 2.03 or five percent. Any decrease in the Defined Benefit Dollar Limitation determined in accordance with this subsection (ii) shall not reflect the mortality decrement to the extent that benefits will not be forfeited upon the death of the Participant.

  e.    Reduction of Maximum Retirement Benefit:

        i. If a Participant has less than ten Years of Participation, the Defined Benefit Dollar Limitation shall be reduced by one-tenth for each Year of Participation less than ten, including partial years. To the extent provided in Regulations or other guidance issued by the Internal Revenue Service, the preceding sentence shall be applied separately with respect to each change in the benefit structure of the Plan.

      ii. If the Participant has less than ten Years of Service, the compensation limitation in subsection (b)(ii) shall be reduced by one-tenth for each Year of Service (or part thereof) less than ten.

     iii. The adjustments of this subsection (e) shall be applied in the denominator of the Defined Benefit Fraction based upon Years of Service. Years of Service shall include future years occurring before the Participant's Normal Retirement Age. Such future years shall include the year which contains the date the Participant reaches Normal Retirement Age, only if it can reasonably be anticipated that the Participant will receive a Year of Service for such year.

  12.03  Deemed Satisfaction of Maximum Retirement Benefit
         Limitation.

       i. The Maximum Retirement Benefit limitation shall be deemed satisfied if the aggregate Annual Benefits payable to a Participant under this Plan and all other defined Benefit plans of the Employer do not exceed $10,000.

      ii. This deeming provision shall apply to a Participant if he has not at any time participated in a defined contribution plan maintained by the Employer (or in a welfare benefit plan under Code Section 419(e) or an individual medical account under Code Sec-tion 415(l)(2)). For purposes of this subsection, a defined benefit plan that provides for employee contri-butions, which are treated as annual additions, does not constitute the maintenance of a separate defined contribution plan maintained by the Employer.

  12.04 Maximum Retirement Benefit for Multiple Plans.

  a. Multiple Defined Benefit Plans: If a Participant has ever been covered under more than one defined benefit plan maintained by the Employer, the sum of the Participant's Annual Benefits from all such plans shall not exceed the Maximum Retirement Benefit. The Employer shall reduce and, if necessary, freeze the accrual of benefits under this Plan to the extent necessary to meet this limitation.

  b. Defined Benefit Plan and Defined Contribution Plan: If a Participant is or has been covered by a defined contribution plan maintained by the Employer (including a welfare benefit fund, as defined in Code Section 419(e) or an individual medical account as defined in Code Section 415(l)(2)), the sum of the Participant's Defined Benefit Fraction and Defined Contribution Fraction, as defined below, shall not exceed 1.0 in any Limitation Year.

       i. Defined Benefit Fraction: The numerator of the Defined Benefit Fraction is the sum of the Participant's "projected annual benefits" under all defined benefit plans of the Employer (whether or not terminated). The denominator is the lesser of 1.25 times the dollar limitation determined for the Limitation Year under Sections 415(b) and (d) of the Code and in accordance with Section 12.02(e) above, or 1.4 times the Partici-pant's "highest average compensation," including any adjustments under Section 415(b) of the Code. In determining the Defined Benefit Fraction:

             A. "Projected annual benefit" means the annual retirement benefit (adjusted to an actuarially equivalent straight life annuity, if such benefit is expressed in a form other than a straight life annuity, or qualified joint and survivor annuity) to which the Participant would be entitled under the terms of the Plan, assuming that: (1) The Participant will continue employment until Normal Retirement Age under the Plan (or current age, if later), and (2) The Participant's Compensation for the current Limitation Year and all other relevant factors used to determine benefits under the Plan will remain constant for all future Limitation Years.

             B. "Highest average compensation" means the average compensation for the three consecutive Years of Service that produces the highest average.

             C. Notwithstanding the preceding provisions, if a Participant was a Participant as of the first day of the first Limitation Year beginning after December 31, 1986 in a defined benefit plan maintained by the Employer which was in existence on May 6, 1986, the denominator of the fraction will not be less than 125 percent of the sum of the annual benefits under such plan, which the Participant had accrued as of the close of the last Limitation Year beginning before January 1, 1987, disregarding any changes in the terms and conditions of the Plan after May 5, 1986. The preceding sentence applies only if any such defined benefit plans, individually and in the aggregate, satisfied the requirements of Code
                    Section 415 for all Limitation Years beginning before January 1, 1987.

      ii. Defined Contribution Fraction: The numerator of the Defined Contribution Fraction is the sum of the annual additions to the Participant's accounts under all defined contribution plans (whether or not terminated) maintained by the Employer for the current and all prior Limitation Years. The denominator is the sum of the "maximum aggregate amounts" for the current and all prior Limitation Years of Service with the Employer regardless of whether a defined contribution plan was maintained by the Employer. In determining the Defined Contribution Fraction:

             A.     "Maximum aggregate amount" means the lesser of
                    (1) 125 percent of the Defined Benefit Dollar Limitation, determined in accordance with Code
                    Section 415(b) and adjusted by the Adjustment Factor, or (2) 35 percent of the Participant's Limitation Year Compensation for such year.

             B. If the Participant was a Participant as of the first day of the first Limitation Year beginning after December 31, 1986, in one or more defined contribution plans of the Employer, which were in existence on May 6, 1986, the numerator of the fraction will be adjusted if the sum of this fraction and the Defined Benefit Fraction would otherwise exceed 1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of (1) the excess of the sum of the fractions over 1.0 times (2) the denominator of this fraction will be permanently subtracted from the numerator of the fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the last Limitation Year beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the plan made after May 5, 1986, but using the Code Section 415 limitation applicable to the first Limitation Year beginning on or after January 1, 1987.

     iii. Adjustment: If the sum of the Defined Benefit Fraction and the Defined Contribution Fraction exceeds 1.0 in any Limitation Year for a Participant, the Plan Administrator shall adjust the numerator of the Defined Benefit Fraction, so that the sum of the fractions for the Participant does not exceed 1.0 in any Limitation Year.

      iv. Super Top-Heavy Rules: In applying the above rules, if the Plan is a Super Top-Heavy Plan, the denominators of both the Defined Benefit Fraction and the Defined Contribution Fraction shall be adjusted as provided in
              Article XV.

  12.05  Exceptions to the Maximum Retirement Benefit Limitation.

  a. The Maximum Retirement Benefit of a Participant, who was a Participant in one or more defined benefit plans of the Employer on July 1, 1982, shall not be less than the Participant's Accrued Benefit as of the end of the last Plan Year beginning prior to January 1, 1983.

  b. The Maximum Retirement Benefit for a Participant, who was a Participant in one or more defined benefit plans of the Employer as of the first day of the first Limitation Year beginning after December 31, 1986, shall not be less than the Participant's "Current Accrued Benefit," as defined in subsection (c) below. The preceding sentence applies only if such defined benefit plans met the requirements of Section 415 of the Code, for all Limitation Years beginning before January 1, 1987.

  c. "Current Accrued Benefit" means a Participant's Accrued Benefit, determined as if the Participant had separated from service as of the close of the last Limitation Year beginning before January 1, 1987, when expressed as an Annual Benefit. In determining the amount of a Participant's Current Accrued Benefit, changes in the Plan and cost-of-living adjustments that occur after May 5, 1986 shall be disregarded.

                             ARTICLE XIII

                  QUALIFIED DOMESTIC RELATIONS ORDERS



  13.01 General. Notwithstanding the restriction against alienation and assignment stated in Article XVI, the Plan Administrator shall comply with the terms of any Qualified Domestic Relations Order.

  13.02  Required Provisions.  A Domestic Relations Order is a
Qualified Domestic Relations Order only if it clearly specifies:

  a. The name and the last known mailing address (if any) of the Participant and the name and mailing address of each Alternate Payee covered by the order;

  b. The amount or percentage of the Participant's benefits that the Plan shall pay to each Alternate Payee, or the manner in which the amount or percentage is to be determined;

  c.    The number of payments or period to which the order applies;
and

  d.    Each plan to which the order applies.

Notwithstanding the preceding provisions, a Domestic Relations Order that does not provide the specified address information can be a Qualified Domestic Relations Order, if the Plan Administrator has the necessary information from other sources.

  13.03  Prohibited Provisions.  A Domestic Relations Order is a
Qualified Domestic Relations Order only if it:

  a. Does not require the Plan to provide any type or form of benefit, or any option, not otherwise provided under the Plan, except as stated in Section 13.04 below;

  b. Does not require the Plan to provide increased benefits determined on the basis of actuarial value; and

  c.    Does not require the payment of benefits to an Alternate
Payee that are required to be paid to another Alternate Payee under an order previously determined to be a Qualified Domestic Relations Order.

  13.04  Exception for Certain Payments Made after Earliest
Retirement Age.

  a. A Domestic Relations Order shall not be treated as failing to meet the requirements of Section 13.03(a), solely because the order requires payment to an Alternate Payee:

       i. In the case of any payment before a Participant has separated from service, on or after the date on which the Participant attains (or would have attained) the "earliest retirement age" as defined in subsection (b) below;

      ii. As if the Participant had retired on the date on which payment is to begin under the order; and

     iii. In any form in which benefits may be paid under the Plan to the Participant.

  b. For purposes of this Section, the term "earliest retirement age" means the earlier of:

       i. The date on which the Participant is entitled to a distribution under the Plan; or

      ii.     The later of:

              A.    The date the Participant attains age 50; or

              B. The earliest date on which the Participant could receive Plan benefits if he had separated from service with the Employer.

  13.05  Plan Procedures with Respect to Domestic Relations Orders.

  a. The Plan Administrator shall apply the procedures in this Article, and may adopt additional appropriate procedures, to determine the qualified status of Domestic Relations Orders it receives and to administer distributions under Qualified Domestic Relations Orders.

  b. The Plan Administrator shall promptly notify the Participant and each Alternate Payee of the receipt of the Domestic Relations Order, and provide them with copies of the procedures the Plan will use in determining the qualified status of the order. If addresses are not specified in the order, the Plan Administrator shall send notices to the last known addresses of these parties. The Participant and any Alternate Payee may designate a representative to receive copies of future communications from the Plan Administrator regarding the order, by submitting a written request to the Plan Administrator.

  c.    Within a reasonable period after receiving a Domestic
Relations Order, the Plan Administrator shall determine whether it is a Qualified Domestic Relations Order and shall notify the Participant, each Alternate Payee and any designated representatives of the determination.

  d. During the period in which the issue of qualified status is being determined by the Plan Administrator, by a court of competent jurisdiction, or otherwise, the Plan Administrator shall separately account for the amounts which would have been payable to the Alternate Payee during the period if the order had been determined to be a Qualified Domestic Relations Order. The separate accounting is for recordkeeping and a segregation of Fund assets is not requir-ed. The separately accounted amounts shall be treated in the following manner:

       i. If the Domestic Relations Order (or a modification of it) is determined to be a Qualified Domestic Relations Order within 18 months of the date on which the first payment would be required to be made under the order, the Plan Administrator shall pay the amounts (including any interest) to the person or persons entitled to the payment.

      ii. If the Domestic Relations Order is determined not to be a Qualified Domestic Relations Order or the issue is not resolved, within the 18-month period specified above, the Plan Administrator shall pay the amounts (including any interest) to the person or persons who would have been entitled to the amounts if there had been no order. In applying this provision, the Plan Administrator may delay payments for the full 18-month period, even if an earlier determination of non-qualified status is made, if the Plan Administrator has notice that the parties are attempting to remedy the order's deficiencies.

     iii. Any determination of qualified status that is made after the close of the 18-month period shall be applied prospectively only.

                              ARTICLE XIV

                   AMENDMENT, MERGER AND TERMINATION



  14.01  Amendment.

  a. The Board of Directors of NBT Bancorp, Inc. may amend the Plan at any time, and from time to time, pursuant to written resolu-tions and written amendments. However, no amendment shall have the effect of reducing the Accrued Benefit of any Participant, except to the extent permitted under Section 412(c)(8) of the Code.

  b. For purposes of this Section, a Plan amendment that has the effect of (i) eliminating or reducing an early retirement benefit or a retirement-type subsidy, or (ii) eliminating an optional form of benefit, with respect to benefits attributable to service before the amendment, shall be treated as reducing Accrued Benefits.

  c. In the case of a retirement-type subsidy, subsection (b) shall apply only with respect to a Participant who satisfies (either before or after the amendment) the preamendment conditions for the subsidy. In general, a retirement-type subsidy is a subsidy that continues after retirement, but does not include qualified disability benefits, a medical benefit, a Social Security supplement, or a death benefit (including life insurance).

  d. No amendment to the Plan shall have the effect of decreasing a Participant's vested interest determined without regard to such amendment as of the later of the date such amendment is adopted, or becomes effective.

  14.02  Termination of Plan and Trust.

  a. The Employer contemplates that the Plan shall be permanent and that the Employer shall be able to make contributions to the Plan. Nevertheless, in recognition of the fact that future conditions and circumstances cannot now be entirely foreseen, the Board of Directors of NBT Bancorp, Inc. reserves the right to terminate either the Plan, or both the Plan and the Trust, at any time, pursuant to written resolutions and written amendments.

  b. If the Board of Directors of NBT Bancorp, Inc. makes a determination to terminate the Plan and Trust, they shall be terminated as of the date specified in certified copies of resolutions delivered to the Plan Administrator and the Trustee.

  14.03 Benefits upon Termination and Partial Termination. In the event of a termination or partial termination of the Plan, any affected Participant's Accrued Benefit shall be nonforfeitable as of the date of such event to the extent funded. On termination of the Plan, the Trustee will liquidate the assets held in the Fund. After payment of all expenses of liquidation, the Plan Administrator shall allocate the remainder of the Fund assets among Participants and Beneficiaries entitled to benefits, and cause them to be distributed by the Trustee, in accordance with Section 4044 and other applicable provisions of ERISA. Any residual assets of the Plan remaining after the above allocation and distribution shall revert to the Employer, provided that all liabilities of the Plan have been satisfied.

  14.04  Restriction of Benefits to Certain Highly Compensated
Employees.

  a. In General: In the event of Plan termination, the benefit of any Highly Compensated Employee shall be limited to a benefit that is nondiscriminatory under Code Section 401(a)(4).

  b.    Before January 1, 1992:  For Plan Years beginning before
January 1, 1992, Employer contributions to the Plan shall be restricted, pursuant to subsection (c) below, if:

     (i) The contributions may be used to benefit any of the 25 Highly Compensated Employees with the greatest
              Limitation Year Compensation, whose anticipated Annual Benefit exceeds $1,500, and

    (ii) Within 10 years of its establishment, (A) the Plan is terminated or (B) the benefits of any Highly
              Compensated Employee, described in (i) above, become payable.

  c. Restriction: As required by subsection (b) above, Employer contributions shall not exceed the greater of (i) $20,000 or (ii) 20 percent of the first $50,000 of the Highly Compensated Employee's Compensation times (A) the number of years from the date the Plan was established until, (B) the date the Plan is terminated or the date the benefits become payable under subsection (b)(ii)(B) above, whichever is applicable.

  d. After December 31, 1991: Except as provided in (i) and (ii) below, for Plan Years beginning on or after January 1, 1992, the annual payments to a Participant who is one of the 25 Highly Compensated Employees with the greatest Limitation Year Compensation are restricted to an amount equal to the payments that would be made on behalf of the Participant under a single life annuity that is the Actuarial Equivalent of the sum of the Participant's Accrued Benefit and other Plan benefits, within the meaning of Regulation 1.401(a)(4)-5(b)(3). However, benefits need not be restricted if:

        (i) After payment of all benefits to the group of Highly Compensated Employees described in subsection (b) above, the value of the Plan assets equals or exceeds 110 percent of the value of current liabilities, as defined in Code Section 412(l)(7); or

        (ii)  The value of the benefits for said group of Highly
              Compensated Employees is less than one percent of the value of current liabilities.

For purposes of this Section, "benefit" includes loans in excess of the amount set forth in Code Section 72(p)(2)(A), any periodic income, any withdrawal values payable to a living Employee, and any death benefits not provided for by insurance on the Employee's life.


  e. Notwithstanding the restrictions in subsection (b), an Employee's benefit may be distributed in full upon his depositing with an acceptable depository, property having a fair market value equal to 125 percent of the amount which would be repayable had the Plan terminated on the date of the distribution. If the fair market value of the property held by the depository falls below 110 percent of the amount which would be repayable if the Plan were then to terminate, additional property necessary to bring the value of the property held by the depository up to 125 percent of such amount shall be deposited.

  14.05 Merger, Consolidation or Transfer of Assets. Neither the Plan nor the Trust may be merged with any other plan or trust unless each Participant would receive a benefit immediately after the merger that is equal to or greater than the benefit he would have been entitled to receive immediately before the merger, if the Plan had then terminated. The preceding sentence shall also apply to a consolidation or transfer of assets.

                              ARTICLE XV

                        TOP-HEAVY REQUIREMENTS



  15.01  General Rules.

  a. Notwithstanding any other Plan provisions to the contrary, the Top-Heavy Rules of this Article shall become effective for any Plan Year beginning after December 31, 1983 in which the Plan is a Top-Heavy Plan. The provisions of Section 416 of the Code and implementing Regulations are hereby incorporated by reference and control the application of this Article.

  b. As stated in Article II in defining "Compensation," not more than $200,000 of Compensation (adjusted by the Adjustment Factor) is taken into account under the Plan for a Participant, for any Plan Year beginning after December 31, 1988. This $200,000 limitation, without any adjustment, shall also apply for any earlier Plan Year in which the Plan is Top-Heavy.

  c. As further set forth in this Article (and the Code and Regulations), the Top-Heavy Rules mean that:

       i. Whether the Plan is Top-Heavy, or Super Top-Heavy shall be determined by finding the Top-Heavy Ratio in accor-dance with Section 15.02.

      ii. If the Plan is Top-Heavy or Super Top-Heavy for a Plan Year, the Minimum Vesting Schedule in Section 15.03 shall become applicable and Non-Key Employees must accrue a Minimum Required Benefit as provided in
              Section 15.04.

     iii. If the Plan is Super Top-Heavy for a Plan Year, the provisions of Section 15.05 shall apply in determining the Maximum Retirement Benefit under Article XII if the Employer also maintains a defined contribution plan.

  d. Notwithstanding the preceding provisions or any other provisions of the Plan, the requirements in Sections 15.03 and 15.04 shall not apply to Employees covered by a collective bargaining agreement.

  15.02  Determination of Top-Heaviness.

  a.    Top-Heavy Plan:  The Plan shall be considered a Top-Heavy
Plan for a Plan Year if the Top-Heavy Ratio exceeds 60 percent, applying the principles in subsection (c).

  b. Super Top-Heavy Plan: The Plan shall be considered a Super Top-Heavy Plan for a Plan Year if the Top-Heavy Ratio exceeds 90 percent, applying the principles in subsection (c).

  c. Top-Heavy Ratio: The Top-Heavy Ratio shall be determined in accordance with the following principles.

       i. Determination Date: The Top-Heavy Ratio is determined as of the Determination Date, which is the last day of the preceding Plan Year (except for the first Plan
              Year). For example, if the Top-Heavy Ratio exceeds 60 percent on the last day of the 1989 Plan Year, the Plan is Top-Heavy for the 1990 Plan Year.

      ii. Valuation Date: Benefits shall be valued as of the most recent valuation date during the twelve-month per-iod ending on the Determination Date.

     iii. Prior Distributions: The present value of an Accrued Benefit includes any distribution with respect to the Participant during the five-year period ending on the Determination Date. This includes distributions to Beneficiaries and distributions before the 1984 Plan Year when the Top-Heavy Rules became effective.

      iv. Key Employee Status: As defined in Article II, an Employee is considered a Key Employee if he is a Key Employee at any time during the Plan Year containing the Determination Date or the four preceding Plan Years. If a Key Employee ceases to be a Key Employee but continues to be employed, he will be treated as a Non-Key Employee after the last year in which he must be considered a Key Employee under the preceding sentence. As of that date, his Accrued Benefits will be disregarded in computing the numerator and denominator of the Top-Heavy Ratio.

       v. Required Aggregation of Plans: If the Plan is part of a Required Aggregation Group, the Top-Heavy Ratio must be determined by considering all plans in the group. A Required Aggregation Group consists of all qualified plans of the Employer and any Affiliated Employer in which at least one Key Employee participates or participated at anytime during the determination period (regardless of whether the plan has terminated), and any other plans that enable a plan with a Key Employee to satisfy the nondiscrimination rules of Section 401(a)(4) or Section 410 of the Code.

              A. Except as may otherwise be allowed under the permissive aggregation rule of subsection (vi) below, each plan in the group shall be considered Top-Heavy if the Top-Heavy Ratio for the group exceeds 60 percent. Conversely, if the Top-Heavy Ratio is 60 percent or less, no plan in the Required Aggregation Group shall be considered Top-Heavy.

              B. If the Employer (or an Affiliated Employer) maintains one or more defined benefit plans and the Employer (or an Affiliated Employer) maintains or has maintained one or more defined contribution plans (including any simplified employee pension plan) which during the five-year period ending on the Determination Date(s) has or has had any account balances, the Top-Heavy Ratio for any Required or Permissive Aggregation Group as appropriate is a fraction, the numerator of which is the sum of the present value of accrued benefits under the aggregated defined benefit plan or plans for all Key Employees, determined as above, and the sum of account balances under the aggregated defined contribution plan or plans for all Key Employees as of the Determination Date(s), and the denominator of which is the sum of the present value of accrued benefits under the defined benefit plan or plans for all Participants, determined as above, and the account balances under the aggregated defined contribution plan or plans for all Participants as of the Determination Date(s), all determined in accordance with Code Section 416 and the Regulations thereunder. The account balances under a defined contribution plan in both the numerator and denominator of the Top-Heavy Ratio are increased for any distribution of an account balance made in the five-year period ending on the Determination Date. Actuarial assumptions must be identical for all defined benefit plans tested for Top-Heavy purposes.

              C. For Top-Heavy purposes, the accrued benefit of a Participant other than a Key Employee shall be determined under (I) the method, if any, that uniformly applies for accrual purposes under all defined benefit plans maintained by the Employer (or an Affiliated Employer), or (II) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional rule of Code
                    Section 411(b)(1)(C).

      vi. Permissive Aggregation Group: The Employer may, but is not required to, determine the Top-Heavy Ratio on the basis of a Permissive Aggregation Group.

              A. A Permissive Aggregation Group consists of all plans in a Required Aggregation Group, plus other plans that satisfy the nondiscrimination requirements of Code Sections 401(a)(4) and 410, when considered with the Required Aggregation Group.

              B. If the Top-Heavy Ratio for the Permissive Aggregation Group is 60 percent or less, no plan in the group is Top-Heavy. If the Top-Heavy Ratio is greater than 60 percent, the Top-Heavy Rules apply to those plans that are part of the Required Aggregation Group, but not to the other plans which were permissively aggregated.

     vii. Transfer Amounts: Rollover amounts and any plan-to-plan transfer amounts held under any other plan, shall be taken into account in determining the Top-Heavy
              Ratio only if required by the following rules:

              A. If a transfer is initiated by the Employee and made between plans maintained by different employers, the transferring plan continues to count the transferred amount under the rules for counting distributions. The receiving plan does not count the amount if accepted after December 31, 1983, but does count the amount if accepted prior to January 1, 1984.

              B. If the transfer is not initiated by the Employee or if it is made to a plan maintained by the same employer, the transferring plan shall no longer count the amount transferred and the receiving plan shall count the amount transferred.

              C.    For purposes of this subsection, Affiliated
                    Employers shall be treated as the same employer.

  15.03  Vesting in Employer Contributions under a Top-Heavy Plan.

  a. Except as provided in Section 15.01(d), for any Plan Year that the Plan must be considered Top-Heavy, a Participant's vested interest in his Accrued Benefit derived from Employer contributions shall be determined in accordance with the following Minimum Vesting Schedule rather than the vesting schedule in Article V. As an exception, the Participant shall remain under his previous vesting schedule to the extent provided in Article V.

  b.    The Minimum Vesting Schedule is:

       Years of Service               Vested Percentage

        Less than 3 years                 0%
        3 years or more                 100%

  c. Once applicable for a Plan Year, the Minimum Vesting Schedule applies to benefits accrued before and after the Plan became Top-Heavy (including benefits that accrued before the 1984 Plan Year when the Top-Heavy Rules became effective). Notwithstanding the preceding sentence:

       i. Accrued Benefits of a Participant who does not have an Hour of Service after the Plan becomes Top-Heavy shall not be subject to the Minimum Vesting Schedule; and

      ii. Accrued Benefits which were forfeited before the Plan became Top-Heavy do not vest.

  d. The vesting schedule in Article V shall again become applicable for benefits that accrue during Plan Years after the Plan ceases to be Top-Heavy. However, if this change in vesting schedule occurs:

       i. The vested percentage of a Participant in benefits that accrued before the Plan ceased to be Top-Heavy shall not be reduced; and

      ii. Participants described in Section 5.04 shall be given the option to remain under the Minimum Vesting
              Schedule, even for Plan Years after the Plan is no longer Top-Heavy, in accordance with the procedures described in that Article.

  15.04  Minimum Required Benefit.

  a. In General: Except as provided in Section 15.01(d), if the Plan becomes Top-Heavy, the Accrued Benefit derived from Employer contributions of a Non-Key Employee must at least equal the Minimum Required Benefit described in this Section.

  For a Top-Heavy Plan Year, the requirement applies to each Non-Key Employee with 1000 or more Hours of Service in the Accrual Computation Period, even though the Non-Key Employee would not otherwise have received an accrual, or would have received a lesser accrual because (i) his Compensation is less than a specified level, or (ii) he is not employed on the last day of the Plan Year.

  b. Minimum Required Benefit Formula: The Minimum Required Benefit is a benefit, provided solely by Employer contributions (and not integrated with Social Security benefits) which, when expressed as a life annuity commencing at Normal Retirement Age, equals the lesser of:

       i.     Two percent of the Participant's Top-Heavy Average
              Compensation multiplied by the Participant's Top-Heavy Years of Service; or

      ii.     20 percent of the Participant's Top-Heavy Average
              Compensation.

  c.    Definitions:  In applying the formula in subsection (b):

       i. Top-Heavy Years of Service means Years of Service, but disregarding any Vesting Year of Service completed in a Plan Year beginning before 1984, or any Vesting Year of Service if the Plan was not Top-Heavy for any Plan Year ending during that Vesting Year of Service.

      ii. Top-Heavy Average Compensation means Limitation Year Compensation, averaged over the period of five consecu-tive calendar years (or fewer if the total years which can be considered under this subsection is less than five) which produces the highest average. To determine this period, the following are excluded:

              A. Years for which the Non-Key Employee did not earn a Vesting Year of Service;

              B. Years ending within a Plan Year beginning before January 1, 1984;

              C.    Years excluded from Top-Heavy Years of Service;
                    and

              D. Years beginning after the close of the last Plan Year in which the Plan was Top-Heavy.

  d. Employer-Derived Benefits: All accruals of benefits derived from Employer contributions, whether or not attributable to Plan
Years for which the Plan is Top-Heavy shall be considered in determining whether a Non-Key Employee has an Accrued Benefit which equals the Minimum Required Benefit.

  e. Non-Key Employee in Defined Contribution Plan: If a Non-Key Employee participates in this Plan and a defined contribution plan included in a Required Aggregation Group that is Top-Heavy, the Minimum Required Benefit shall be provide under this Plan. For any Plan Year when the Plan is Top-Heavy, but not Super Top-Heavy, the Minimum Required Benefit for such Non-Key Employee shall be determined by substituting three percent for two percent, and 30 percent for 20 percent, in the formula in subsection (b) above.

  15.05  Maximum Annual Benefit under a Super Top-Heavy Plan.

  a. If the Plan is Super Top-Heavy for any Plan Year, then for purposes of the Code Section 415 limitation, described in
Article XII, the dollar limitations in the denominators of the Defined Benefit Plan Fraction and the Defined Contribution Fraction shall each be multiplied by 1.0, not 1.25.

  b. If the reduction to 1.0 under subsection (a) would cause a Participant to exceed the combined limit on contributions and benefits under Code Section 415, the application of subsection (a) shall be suspended as to such Participant until such time as he no longer exceeds the combined limitation, as modified by subsection (a). During such a suspension period, the Participant will not accrue any benefits under this or any other defined benefit plan of the Employer and or receive contributions (or forfeitures) under any defined contribution plan of the Employer or an Affiliated Employer.

                              ARTICLE XVI

                       MISCELLANEOUS PROVISIONS



  16.01 No Alienation or Assignment. The right of any Participant or Beneficiary to any benefit or payment under the Plan or Trust shall not be subject to voluntary or involuntary transfer, alienation or assignment. Further, to the fullest extent permitted by law, the right shall not be subject to attachment, execution, garnishment, sequestration or other legal or equitable process. In the event a Participant or Beneficiary attempts to assign, transfer or dispose of a right under the Plan, or if any attempt is made to subject the right to such process, the assignment, transfer or disposition shall be null and void.

  16.02 Adoption of Plan by Another Employer. Any other employer, whether an Affiliated Employer or not, may, with the approval of the Board of Directors of NBT Bancorp, Inc., adopt this Plan pursuant to appropriate written resolutions of its board of directors. The adopting employer shall also execute such documents with the Trustee as may be necessary to make the other employer a party to the Trust. As part of its adopting resolutions, the other employer shall delegate authority to amend and terminate the Plan to the Board of Directors of NBT Bancorp, Inc. The National Bank and Trust Company, by its adoption and execution of this document, is deemed to have made the foregoing delegation.

  16.03 Status of Employment Relations. The adoption and maintenance of the Plan and Trust shall not be deemed to constitute a contract between the Employer and its Employees or to be consideration for, or an inducement or condition of, the employment of any person. Nothing contained in the Plan shall be deemed (a) to give to any Employee the right to be retained in the employ of the Employer, (b) to affect the right of the Employer to discipline or discharge any Employee at any time, (c) to give the Employer the right to require any Employee to remain in its employ, or (d) to affect any Employee's right to terminate his employment at any time.

  16.04 Benefits Payable by Trust. All Benefits payable under the Plan shall be paid or provided for solely from the Trust. The
Employer assumes no liability or responsibility for the payments.

  16.05  Failure of Qualification.

  a. The establishment of the Plan and Trust by the Employer is contingent upon obtaining the initial approval of the Internal Revenue Service. Notwithstanding any other provision of the Plan, in the event that the Internal Revenue Service fails to approve the Plan, the Trustee shall liquidate the Trust by paying all expenses and returning all remaining assets to the Employer as soon as administratively feasible. In no event shall this process be completed later than one year after the date of the final denial of qualification of the Plan, including the final resolution of any appeals before the Internal Revenue Service or the courts. The Trust shall terminate upon completion of these "wind up" procedures.

  b.    Contributions shall be returned to the Employer pursuant to
Section 10.04(b).

  16.06 Increases in Social Security Benefits. Increases in Social Security benefits or the taxable wage base subsequent to a Participant's termination of employment or Retirement shall not cause a reduction in benefits under the Plan.

  16.07 Headings Not Part of This Plan. Headings of Articles and Sections are inserted only for convenience of reference, and shall not be considered in construing the Plan.

  16.08 Gender and Number. Unless the context clearly requires a different meaning, the use of the masculine pronoun includes the feminine gender, and the singular number includes the plural (and vice versa).

  16.09 Applicable Law. The Plan and Trust shall be construed, regulated, interpreted and administered under and in accordance with the laws of the State of New York, unless preempted by federal law.

        NBT Bancorp, Inc. and The National Bank and Trust Company
have caused this Plan to be signed by duly authorized officers on
this       day of December 1994.



                                NBT BANCORP, INC.

                                By: /s/ Richard I. Linhart

                                Title:  Vice President, Chief Financial
                                        Officer and Treasurer

                                THE NATIONAL BANK AND
                                   TRUST COMPANY

                                By: /s/ Richard I. Linhart

                                Title:  Executive Vice President,
                                        Chief Administravive and
                                        Financial Officer
                                                           30569

EXHIBIT 10.21
Change in Control Agreement for Daryl R. Forsythe

                                   NBT BANCORP INC.
                               Norwich, New York  13815
                                    607/337-6000
                               ------------------------

                                   February 21, 1995

Mr. Daryl R. Forsythe
13 Concord Street
Sidney, New York  13838

Dear Mr. Forsythe:

           NBT Bancorp Inc. (which, together with its wholly-owned subsidiary, The National Bank and Trust Company, is referred to as the "Company") considers the stability of its key management group to be essential to the best interests of the Company and its shareholders. The Company recognizes that, as is the case with many publicly-held corporations, the possibility of a change in control may arise and that the attendant uncertainty may result in the departure or distraction of key management personnel to the detriment of the Company and its shareholders.

           Accordingly, the Board of Directors of the Company (the "Board") has determined that appropriate steps should be taken to encourage members of the Company's key management group to continue as employees notwithstanding the possibility of a change in control of the Company.

           The Board also believes it important that, in the event of a proposal for transfer of control of the Company, you be able to assess the proposal and advise the Board without being influenced by the uncertainties of your own situation.

           In order to induce you to remain in the employ of the Company, this Agreement, which has been approved by the Board, sets forth the severance compensation which the Company agrees will be provided to you in the event your employment with the Company is terminated subsequent to a "change in control" of the Company under the circumstances described below.

1.         Agreement to Provide Services; Right to Terminate.

(a) Termination Prior to Certain Offers. Except as otherwise provided in paragraph (b) below, or in any written employment agreement between you and the Company, the Company or you may terminate your employment at any time. If, and only if, such termination occurs after a change in control of the Company (as defined in Section 6), the provisions of this Agreement regarding the payment of severance compensation and benefits shall apply.

(b) Termination Subsequent to Certain Offers. In the event a tender offer or exchange offer is made by a person (as defined in Section 6) for more than 30 percent of the combined voting power of the Company's outstanding securities ordinarily having the right to vote at elections of directors ("Voting Securities"), including shares of common stock, no par value, of the Company
(the "Company Shares"), you agree that you will not leave the employ of the Company (other than as a result of Disability as such term is defined in Section 6) and will render services to the Company in the capacity in which you then serve until such tender offer or exchange offer has been abandoned or terminated or a change in control of the Company has occurred as a result of such tender offer or exchange offer. If, during the period you are obligated to continue in the employ of the Company pursuant to this Section 1(b), the Company reduces your compensation, your obligations under this Section 1(b) shall thereupon terminate.

2. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect until December 31, 1997; provided, however, that commencing December 31, 1995, and each December 31 thereafter, the remaining term of this Agreement shall automatically be extended for one additional year (to a total of three years) unless at least 90 days prior to such December 31, the Company or you shall have given notice that this Agreement shall not be extended; and provided, however, that if a change in control of the Company shall occur while this Agreement is in effect, this Agreement shall automatically be extended for 24 months from the date the change in control occurs. This Agreement shall terminate if you or the Company terminates your employment prior to a change in control of the Company but without prejudice to any remedy the Company may have for breach of your obligations, if any, under Section 1(b).

3. Severance Payment and Benefits If Termination Occurs Following Change in Control for Disability, Without Cause, or With Good Reason. If, within 24 months from the date of occurrence of any event constituting a change in control of the Company (it being recognized that more than one such event may occur in which case the 24-month period shall run from the date of occurrence of each such event), your employment with the Company is terminated (i) by the Company for Disability, (ii) by the Company without Cause, or (iii) by you with Good Reason (as defined in Section 6), you shall be entitled to a severance payment and other benefits as follows:

(a) Disability. If your employment with the Company is terminated for Disability, your benefits shall thereafter be determined in accordance with the Company's long-term disability income insurance plan. If the Company's long-term disability income insurance plan is modified or terminated following a change in control, the Company shall substitute such a plan with benefits applicable to you substantially similar to those provided by such plan prior to its modification or termination. During any period that you fail to perform your duties hereunder as a result of incapacity due to physical or mental illness, you shall continue to receive your full base salary at the rate then in effect until your employment is terminated by the Company for Disability.

(b) Termination Without Cause or With Good Reason. If your employment with the Company is terminated without Cause by the Company or with Good Reason by you, then the Company shall pay to you, upon demand, the following amounts (net of applicable payroll taxes):

           (1) Your full base salary plus year-to-date accrued vacation through the Date of Termination at the rate in effect on the date the change in control occurs.

           (ii) As severance pay, an amount equal to the product of your "Base Amount" multiplied by the number 2.99. As used in the previous sentence, your "Base Amount" is your average annual compensation includible in your gross income for federal income tax purposes for the five years immediately preceding the year in which the change in control occurs (or, if you shall have been employed by the Company for less than those five years, for the number of those years during which you shall have been employed by the Company, with any partial year annualized), including base salary, non-deferred amounts under annual incentive, long-term performance, and profit-sharing plans, distributions of previously deferred amounts under such plans, and ordinary income recognized with respect to stock options.

(c) Related Benefits. Unless you die or your employment is terminated by the Company for Cause or Disability, or by you other than for Good Reason, the Company shall maintain in full force and effect, for the continued benefit of you for one year after the Date of Termination, all noncash employee benefit plans, programs, or arrangements (including, without limitation, pension and retirement plans and arrangements, stock option plans, life insurance and health and accident plans and arrangements, medical insurance plans, disability plans, and vacation plans) in which you were entitled to participate immediately prior to the Date of Termination provided that your continued participation is possible after Termination under the general terms and provisions of such plans, programs, and arrangements; provided, however, that if you become eligible to participate in a benefit plan, program, or arrangement of another employer which confers substantially similar benefits upon you, you shall cease to receive benefits under this subsection in respect of such plan, program, or arrangement. In the event that your participation in any such plan, program, or arrangement is barred, the Company shall arrange to provide you with benefits substantially similar to those which you are entitled to receive under such plans, programs and arrangements.

4. Payment If Termination Occurs Following Change In Control, Because of Death, For Cause, or Without Good Reason. If your employment shall be terminated following any event constituting a change in control of the Company because of your death, or by the Company for Cause, or by you other than for Good Reason, the Company shall pay you your full base salary plus year-to-date accrued vacation through the Date of Termination at the rate in effect on the date of the change in control occurs. The Company shall have no further obligations to you under this Agreement.

5. No Mitigation. You shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor, except as expressly set forth herein, shall the amount of any payment provided for in this Agreement be reduced by any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

6. Definitions of Certain Terms. For the purpose of this Agreement, the terms defined in this Section 6 shall have the meanings assigned to them herein.

(a) Cause. Termination of your employment by the Company for "Cause" shall mean termination because, and only because, you committed an act of fraud, embezzlement, or theft constituting a felony or an act intentionally against the interests of the Company which causes the Company material injury.
Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board you were guilty of conduct constituting Cause as defined above and specifying the particulars thereof in detail.

(b) Change in Control. A "Change in Control" of the Company shall mean:

           (i) A change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A as in effect on the date hereof pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"); provided that, without limitation, such a change in control shall be deemed to have occurred at such time as any Person hereafter becomes the "Beneficial Owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 30 percent or more of the combined voting power of the Company's Voting Securities;
or

           (ii) During any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period; or

           (iii) There shall be consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which Voting Securities would be converted into cash, securities, or other property, other than a merger of the Company in which the holders of Voting Securities immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all of the assets of the Company, provided that any such consolidation, merger, sale, lease, exchange or other transfer consummated at the insistence of an appropriate banking regulatory agency shall not constitute a change in control; or

           (iv) Approval by the shareholders of the Company of any plan or proposal for the liquidation or dissolution of the Company.

(c) Date of Termination. "Date of Termination" shall mean (i) if your employment is terminated by the Company for Disability, 30 days after Notice of Termination is given (provided that you shall not have returned to the performance of your duties on a full-time basis during such 30-day period), and (ii) if your employment is terminated for any other reason, the date on which a Notice of Termination is given; provided that if within 30 days after any Notice of Termination is given the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties or by a final judgment, order, or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected). The term of this Agreement shall be extended until the Date of Termination.

(d) Disability. Termination of your employment by the Company for "Disability" shall mean termination because of your absence from your duties with the Company on a full-time basis for 180 consecutive days as a result of your incapacity due to physical or mental illness and your failure to return to the performance of your duties on a full-time basis during the 30-day period after Notice of Termination is given.

(e) Good Reason. Termination by you of your employment for "Good Reason" shall mean termination based on any of the following:

                      (i) A change in your status or position(s) with the Company, which in your reasonable judgment, does not represent a promotion from your status or position(s) as in effect immediately prior to the change in control, or a change in your duties or responsibilities which, in your reasonable judgment, is inconsistent with such status or position(s), or any removal of you from, or any failure to reappoint or reelect you to, such position(s), except in connection with the termination of your employment for Cause or Disability or as a result of your death or by you other than for Good Reason.

           (ii) A reduction by the Company in your base salary as in effect immediately prior to the change in control.

           (iii) The failure by the Company to continue in effect any Plan (as hereinafter defined) in which you are participating at the time of the change in control of the Company (or Plans providing you with at least substantially similar benefits) other than as a result of the normal expiration of any such Plan in accordance with its terms as in effect at the time of the change in control, or the taking of any action, or the failure to act, by the Company which would adversely affect your continued participation in any of such Plans on at least as favorable a basis to you as is the case on the date of the change in control or which would materially reduce your benefits in the future under any of such Plans or deprive you of any material benefit enjoyed by you at the time of the change in control.

           (iv) The failure by the Company to provide and credit you with the number of paid vacation days to which you are then entitled in accordance with the Company's normal vacation policy as in effect immediately prior to the change in control.

           (v) The Company's requiring you to be based anywhere other than where your office is located immediately prior to the change in control except for required travel on the Company's business to an extent substantially consistent with the business travel obligations which you undertook on behalf of the Company prior to the change in control.

           (vi) The failure by the Company to obtain from any successor the assent to this Agreement contemplated by Section 8 hereof.

           (vii) Any purported termination by the Company of your employment which is not effected pursuant to a Notice of Termination satisfying the requirements of this Agreement; and for purposes of this Agreement, no such purported termination shall be effective.

           (viii) Any refusal by the Company to continue to allow you to attend to matters or engage in activities not directly related to the business of the Company which, prior to the change in control, you were permitted by the Board to attend to or engage in.

For purposes of this subsection, "Plan" shall mean any compensation plan such as an incentive or stock option plan or any employee benefit plan such as a thrift, pension, profit sharing, medical, disability, accident, life insurance plan, or a relocation plan or policy or any other plan, program, or policy of the Company intended to benefit employees.

(f) Notice of Termination. A "Notice of Termination" of your employment given by the Company shall mean a written notice given to you of the termination of your employment which shall indicate the specific termination provision in this Agreement relied upon, and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

(g) Person. The term "Person" shall mean and include any individual, corporation, partnership, group, association, or other "person," as such term is used in Section 14(d) of the Exchange Act, other than the Company or any employee benefit plan(s) sponsored by the Company.

7. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, provided that all notices to the Company shall be directed to the attention of the Chief Executive Officer of the Company with a copy to the Secretary of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

8.         Successors; Binding Agreement.

           (a) This Agreement shall inure to the benefit of, and be binding upon, any corporate or other successor or assignee of the Company which shall acquire, directly or indirectly, by merger, consolidation or purchase, or otherwise, all or substantially all of the business or assets of the Company. The Company shall require any such successor, by an agreement in form and substance satisfactory to you, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Company would be required to perform if no such succession had taken place.

           (b) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee, or other designee or, if there is no such designee, to your estate.

9.         Increased Severance Payments Upon Application of Excise Tax.

           (a) Adjustment of Payment. In the event any payments or benefits you become entitled to pursuant to the Agreement or any other payments or benefits received or to be received by you in connection with a change in control of the Company or your termination of employment (whether pursuant to the terms of any other agreement, plan, or arrangement, or otherwise, with the Company, any person whose actions result in a change in control or any person affiliated with the Company or such person) (collectively the "Severance Payments") will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company shall pay you an additional amount (the "Gross-Up Payment") so that the net amount retained by you, after deduction of the Excise Tax
(but before deduction for any federal, state or local income tax) on the Severance Payments and after deduction for the aggregate of any federal, state, or local income tax and Excise Tax upon the gross-Up Payment, shall be equal to the Severance Payments.
For purposes of determining whether any of the Severance Payments will be subject to the Excise Tax and the amount of such Excise Tax, (i) the entire amount of the Severance Payments shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code and as subject to the Excise Tax, unless and to the extent, in the written opinion of outside tax counsel selected by the Company's independent accountants and reasonably acceptable to you, such payments (in whole or in part) are not subject to the Excise Tax; and (ii) the value of any noncash benefits or any deferred payment or benefit (constituting a part of the Severance Payments) shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code. For purposes of determining the amount of the Gross-Up Payment, you shall be deemed to pay federal income taxes at the highest marginal rate of the federal income taxation applicable to individuals (without taking into account surtaxes or loss or reduction of deductions) for the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rates of taxation in the state and locality of your residence on the date of Termination. In the event that the amount of Excise Tax you are required to pay is subsequently determined to be less than the amount taken into account hereunder, you shall repay to the Company promptly after the time that the amount of such reduction in Excise Tax is finally determined the amount of the reduction, together with interest on the amount of such reduction at the rate of 6 percent per annum from the date of the Gross-Up
Payment, plus, if in the written opinion of outside tax counsel selected by the Company's independent accountants and reasonably acceptable to you, such payment (or a portion thereof) was not taxable income to you when reported or is deductible by you for federal income tax purposes, the net federal income tax benefit you actually realize as a result of making such payment pursuant to this sentence. In the event that the amount of Excise Tax you are required to pay is subsequently determined to exceed the amount taken into account hereunder, the Company shall make an additional Gross-Up Payment in the manner set forth above in respect of such excess (plus any interest, additions to tax, or penalties payable by you with respect to such excess) promptly after the time that the amount can be reasonably determined.

(b) Time of Payment: Estimated Payment. The payments provided for in subsection (a) above, shall be made not later than the fifth business day following the Date of Termination; provided, however, that if the amounts of such payments cannot be finally determined on or before such day, the Company shall pay to you on such day an estimate, as determined in good faith by the Company, of the minimum amount of such payments, and shall pay the remainder of such payments (together with interest at the rate of 6 percent per annum) as soon as the amount thereof can be determined. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to you, payable on the fifth day after demand by the Company (together with interest at the rate of 6 percent per annum).

10. Miscellaneous. No provision of this Agreement may be modified, waived, or discharged unless such modification, waiver, or discharge is agreed to in a writing signed by you and the Chief Executive Officer or President of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same, or at any prior or subsequent, time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction, and performance of this Agreement shall be governed by laws of the State of New York without giving effect to the principles of conflict of laws thereof.

11. Legal Fees and Expenses. The Company shall pay or reimburse any reasonable legal fees and expenses you may incur in connection with any legal action to enforce your rights under, or to defend the validity of, this Agreement. The Company will pay or reimburse such legal fees and expenses on a regular, periodic basis upon presentation by you of a statement or statements prepared by your counsel in accordance with its usual practices.

12. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

13. Payments During Controversy. Notwithstanding the pendency of any dispute or controversy, the Company will continue to pay you your full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, base salary and installments of incentive compensation) and continue you as a participant in all compensation, benefit, and insurance plans in which you were participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with Section 7(c). Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement. You shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

           If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign and return to the Company the enclosed copy of this letter, which will then constitute our agreement on this subject.

                                       Very truly yours,

                                       NBT BANCORP INC.

                                       By:  /s/ Paul O. Stillman
                                       -------------------------

AGREED TO:

/s/ Daryl R. Forsythe
----------------------

EXHIBIT 10.22
Change in Control Agreement for Richard I. Linhart

                                   NBT BANCORP INC.
                               Norwich, New York  13815
                                     607/337-6000
                               ------------------------


                                     May 17, 1994

Mr. Richard I. Linhart
Chenango Lake Road
Norwich, New York 13815

Dear Mr. Linhart:

           NBT Bancorp Inc. (which, together with its wholly-owned subsidiary, The National Bank and Trust Company, is referred to as the "Company") considers the stability of its key management group to be essential to the best interests of the Company and its shareholders. The Company recognizes that, as is the case with many publicly-held corporations, the possibility of a change in control may arise and that the attendant uncertainty may result in the departure or distraction of key management personnel to the detriment of the Company and its shareholders.

           Accordingly, the Board of Directors of the Company (the "Board") has determined that appropriate steps should be taken to encourage members of the Company's key management group to continue as employees notwithstanding the possibility of a change in control of the Company.

           The Board also believes it important that, in the event of a proposal for transfer of control of the Company, you be able to assess the proposal and advise the Board without being influenced by the uncertainties of your own situation.

           In order to induce you to remain in the employ of the Company, this Agreement, which has been approved by the Board, sets forth the severance compensation which the Company agrees will be provided to you in the event your employment with the Company is terminated subsequent to a "change in control" of the Company under the circumstances described below.

1.         Agreement to Provide Services; Right to Terminate.

           (a) Termination Prior to Certain Offers. Except as otherwise provided in paragraph (b) below, or in any written employment agreement between you and the Company, the Company or you may terminate your employment at any time. If, and only if, such termination occurs after a change in control of the Company
(as defined in Section 6), the provisions of this Agreement regarding the payment of severance compensation and benefits shall apply.

(b) Termination Subsequent to Certain Offers. In the event a tender offer or exchange offer is made by a person (as defined in Section 6) for more than 30 percent of the combined voting power of the Company's outstanding securities ordinarily having the right to vote at elections of directors ("Voting
Securities"), including shares of common stock, no par value, of the Company (the "Company Shares"), you agree that you will not leave the employ of the Company (other than as a result of Disability as such term is defined in Section 6) and will render services to the Company in the capacity in which you then serve until such tender offer or exchange offer has been abandoned or terminated or a change in control of the Company has occurred as a result of such tender offer or exchange offer. If, during the period you are obligated to continue in the employ of the Company pursuant to this Section 1(b), the Company reduces your compensation, your obligations under this Section 1(b) shall thereupon terminate.

2. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect until December 31, 1996; provided, however, that commencing December 31, 1994, and each December 31 thereafter, the term remaining this Agreement shall automatically be extended for one additional year (to a total of three years) unless at least 90 days prior to such December 31, the Company or you shall have given notice that this Agreement shall not be extended; and provided, however, that if a change in control of the Company shall occur while this Agreement is in effect, this Agreement shall automatically be extended for 24 months from the date the change in control occurs. This Agreement shall terminate if you or the Company terminate your employment prior to a change in control of the Company but without prejudice to any remedy the Company may have for breach of your obligations, if any, under
Section 1(b).

3. Severance Payment and Benefits If Termination Occurs Following Change in Control for Disability, Without Cause, or With Good Reason. If, within 24 months from the date of occurrence of any event constituting a change in control of the Company (it being recognized that more than one such event may occur in which case the 24-month period shall run from the date of occurrence of each such event), your employment with the Company is terminated (i) by the Company for Disability, (ii) by the Company without Cause, or (iii) by you with Good Reason (as defined in Section 6), you shall be entitled to a severance payment and other benefits as follows:

(a) Disability. If your employment with the Company is terminated for Disability, your benefits shall thereafter be determined in accordance with the Company's long-term disability income insurance plan. If the Company's long-term disability income insurance plan is modified or terminated following a change in control, the Company shall substitute such a plan with benefits applicable to you substantially similar to those provided by such plan prior to its modification or termination. During any period that you fail to perform your duties hereunder as a result of incapacity due to physical or mental illness, you shall continue to receive your full base salary at the rate then in effect until your employment is terminated by the Company for Disability.

(b) Termination Without Cause or With Good Reason. If your employment with the Company is terminated without Cause by the Company or with Good Reason by you, then the Company shall pay to you, upon demand, the following amounts (net of applicable payroll taxes):

           (1) Your full base salary plus year-to-date accrued vacation through the Date of Termination at the rate in effect on the date the change in control occurs.

           (ii) As severance pay, an amount equal to the product of your "Base Amount" multiplied by the number 2. As used in the previous sentence, your "Base Amount" is your average annual compensation includible in your gross income for federal income tax purposes for the five years immediately preceding the year in which the change in control occurs (or, if you shall have been employed by the Company for less than those five years, for the number of those years during which you shall have been employed by the Company, with any partial year annualized), including base salary, non-deferred amounts under annual incentive, long-term performance, and profit-sharing plans, distributions of previously deferred amounts under such plans, and ordinary income recogniqed with respect to stock options.

(c) Related Benefits. Unless you die or your employment is terminated by the Company for Cause or Disability, or by you other than for Good Reason, the Company shall maintain in full force and effect, for the continued benefit of you for one year after the Date of Termination, all noncash employee benefit plans, programs, or arrangements (including, without limitation, pension and retirement plans and arrangements, stock option plans, life insurance and health and accident plans and arrangements, medical insurance plans, disability plans, and vacation plans) in which you were entitled to participate immediately prior to the Date of Termination provided that your continued participation is possible after Termination under the general terms and provisions of such plans, programs, and arrangements; provided, however, that if you become eligible to participate in a benefit plan, program, or arrangement of another employer which confers substantially similar benefits upon you, you shall cease to receive benefits under this subsection in respect of such plan, program, or arrangement. In the event that your participation in any such plan, program, or arrangement is barred, the Company shall arrange to provide you with benefits substantially similar to those which you are entitled to receive under such plans, programs and arrangements.

4. Payment If Termination Occurs Following Change In Control, Because of Death, For Cause, or Without Good Reason. If your employment shall be terminated following any event constituting a change in control of the Company because of your death, or by the Company for Cause, or by you other than for Good Reason, the Company shall pay you your full base salary plus year-to-date accrued vacation through the Date of Termination at the rate in effect on the date of the change in control occurs. The Company shall have no further obligations to you under this Agreement.

5. No Mitigation. You shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor, except as expressly set forth herein, shall the amount of any payment provided for in this Agreement be reduced by any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

6. Definitions of Certain Terms. For the purpose of this Agreement, the terms defined in this Section 6 shall have the meanings assigned to them herein.

(a) Cause. Termination of your employment by the Company for "Cause" shall mean termination because, and only because, you committed an act of fraud, embezzlement, or theft constituting a felony or an act intentionally against the interests of the Company which causes the Company material injury.
Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board you were guilty of conduct constituting Cause as defined above and specifying the particulars thereof in detail.

(b) Change in Control. A "Change in Control" of the Company shall mean:

           (i) A change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A as in effect on the date hereof pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"); provided that, without limitation, such a change in control shall be deemed to have occurred at such time as any Person hereafter becomes the "Beneficial Owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 30 percent or more of the combined voting power of the Company's Voting Securities;
or

           (ii) During any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period; or

           (iii) There shall be consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which Voting Securities would be converted into cash, securities, or other property, other than a merger of the Company in which the holders of Voting Securities immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all of the assets of the Company, provided that any such consolidation, merger, sale, lease, exchange or other transfer consummated at the insistence of an appropriate banking regulatory agency shall not constitute a change in control; or

           (iv) Approval by the shareholders of the Company of any plan or proposal for the liquidation or dissolution of the Company.

(c) Date of Termination. "Date of Termination" shall mean (i) if your employment is terminated by the Company for Disability, 30 days after Notice of Termination is given (provided that you shall not have returned to the performance of your duties on a full-time basis during such 30-day period), and (ii) if your employment is terminated for any other reason, the date on which a Notice of Termination is given; provided that if within 30 days after any Notice of Termination is given the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties or by a final judgment, order, or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected). The term of this Agreement shall be extended until the Date of Termination.

(d) Disability. Termination of your employment by the Company for "Disability" shall mean termination because of your absence from your duties with the Company on a full-time basis for 180 consecutive days as a result of your incapacity due to physical or mental illness and your failure to return to the performance of your duties on a full-time basis during the 30-day period after Notice of Termination is given.

(e) Good Reason. Termination by you of your employment for "Good Reason" shall mean termination based on any of the following:

            (i) A change in your status or position(s) with the Company, which in your reasonable judgment, does not represent a promotion from your status or position(s) as in effect immediately prior to the change in control, or a change in your duties or responsibilities which, in your reasonable judgment, is inconsistent with such status or position(s), or any removal of you from, or any failure to reappoint or reelect you to, such position(s), except in connection with the termination of your employment for Cause or Disability or as a result of your death or by you other than for Good Reason.

           (ii) A reduction by the Company in your base salary as in effect immediately prior to the change in control.

          (iii) The failure by the Company to continue in effect any Plan (as hereinafter defined) in which you are participating at the time of the change in control of the Company (or Plans providing you with at least substantially similar benefits) other than as a result of the normal expiration of any such Plan in accordance with its terms as in effect at the time of the change in control, or the taking of any action, or the failure to act, by the Company which would adversely affect your continued participation in any of such Plans on at least as favorable a basis to you as is the case on the date of the change in control or which would materially reduce your benefits in the future under any of such Plans or deprive you of any material benefit enjoyed by you at the time of the change in control.

           (iv) The failure by the Company to provide and credit you with the number of paid vacation days to which you are then entitled in accordance with the Company's normal vacation policy as in effect immediately prior to the change in control.

            (v) The Company's requiring you to be based anywhere other than where your office is located immediately prior to the change in control except for required travel on the Company's business to an extent substantially consistent with the business travel obligations which you undertook on behalf of the Company prior to the change in control.

           (vi) The failure by the Company to obtain from any successor the assent to this Agreement contemplated by Section 8 hereof.

           (vii) Any purported termination by the Company of your employment which is not effected pursuant to a Notice of Termination satisfying the requirements of this Agreement; and for purposes of this Agreement, no such purported termination shall be effective.

           (viii) Any refusal by the Company to continue to allow you to attend to matters or engage in activities not directly related to the business of the Company which, prior to the change in control, you were permitted by the Board to attend to or engage in.

For purposes of this subsection, "Plan" shall mean any compensation plan such as an incentive or stock option plan or any employee benefit plan such as a thrift, pension, profit sharing, medical, disability, accident, life insurance plan, or a relocation plan or policy or any other plan, program, or policy of the Company intended to benefit employees.

(f) Notice of Termination. A "Notice of Termination" of your employment given by the Company shall mean a written notice given to you of the termination of your employment which shall indicate the specific termination provision in this Agreement relied upon, and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

(g) Person. The term "Person" shall mean and include any individual, corporation, partnership, group, association, or other "person," as such term is used in Section 14(d) of the Exchange Act, other than the Company or any employee benefit plan(s) sponsored by the Company.

7. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, provided that all notices to the Company shall be directed to the attention of the Chief Executive Officer of the Company with a copy to the Secretary of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

8.         Successors; Binding Agreement.

(a) This Agreement shall inure to the benefit of, and be binding upon, any corporate or other successor or assignee of the Company which shall acquire, directly or indirectly, by merger, consolidation or purchase, or otherwise, all or substantially all of the business or assets of the Company. The Company shall require any such successor, by an agreement in form and substance satisfactory to you, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Company would be required to perform if no such succession had taken place.

(b) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee, or other designee or, if there is no such designee, to your estate.

9.         Increased Severance Payments Upon Application of Excise Tax.

(a) Adjustment of Payment. In the event any payments or benefits you become entitled to pursuant to the Agreement or any other payments or benefits received or to be received by you in connection with a change in control of the Company or your termination of employment (whether pursuant to the terms of any other agreement, plan, or arrangement, or otherwise, with the Company, any person whose actions result in a change in control or any person affiliated with the Company or such person) (collectively the "Severance Payments") will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company shall pay you an additional amount (the "Gross-Up Payment") so that the net amount retained by you, after deduction of the Excise Tax (but before deduction for any federal, state or local income tax) on the Severance Payments and after deduction for the aggregate of any federal, state, or local income tax and Excise Tax upon the gross-Up Payment, shall be equal to the Severance Payments. For purposes of determining whether any of the Severance Payments will be subject to the Excise Tax and the amount of such Excise Tax, (i) the entire amount of the Severance Payments shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code and as subject to the Excise Tax, unless and to the extent, in the written opinion of outside tax counsel selected by the Company's independent accountants and reasonably acceptable to you, such payments (in whole or in part) are not subject to the Excise Tax; and (ii) the value of any noncash benefits or any deferred payment or benefit (constituting a part of the Severance Payments) shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code. For purposes of determining the amount of the Gross-Up Payment, you shall be deemed to pay federal income taxes at the highest marginal rate of the federal income taxation applicable to individuals (without taking into account surtaxes or loss or reduction of deductions) for the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rates of taxation in the state and locality of your residence on the date of Termination. In the event that the amount of Excise Tax you are required to pay is subsequently determined to be less than the amount taken into account hereunder, you shall repay to the Company promptly after the time that the amount of such reduction in Excise Tax is finally determined the amount of the reduction, together with interest on the amount of such reduction at the rate of 6 percent per annum from the date of the Gross-Up Payment, plus, if in the written opinion of outside tax counsel selected by the Company's independent accountants and reasonably acceptable to you, such payment (or a portion thereof) was not taxable income to you when reported or is deductible by you for federal income tax purposes, the net federal income tax benefit you actually realize as a result of making such payment pursuant to this sentence. In the event that the amount of Excise Tax you are required to pay is subsequently determined to exceed the amount taken into account hereunder, the Company shall make an additional Gross-Up Payment in the manner set forth above in respect of such excess (plus any interest, additions to tax, or penalties payable by you with respect to such excess) promptly after the time that the amount can be reasonably determined.

(b) Time of Payment: Estimated Payment. The payments provided for in subsection (a) above, shall be made not later than the fifth business day following the Date of Termination; provided, however, that if the amounts of such payments cannot be finally determined on or before such day, the Company shall pay to you on such day an estimate, as determined in good faith by the Company, of the minimum amount of such payments, and shall pay the remainder of such payments (together with interest at the rate of 6 percent per annum) as soon as the amount thereof can be determined. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to you, payable on the fifth day after demand by the Company (together with interest at the rate of 6 percent per annum).

10. Miscellaneous. No provision of this Agreement may be modified, waived, or discharged unless such modification, waiver, or discharge is agreed to in a writing signed by you and the Chief Executive Officer or President of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same, or at any prior or subsequent, time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction, and performance of this Agreement shall be governed by laws of the State of New York without giving effect to the principles of conflict of laws thereof.

11. Legal Fees and Expenses. The Company shall pay or reimburse any reasonable legal fees and expenses you may incur in connection with any legal action to enforce your rights under, or to defend the validity of, this Agreement. The Company will pay or reimburse such legal fees and expenses on a regular, periodic basis upon presentation by you of a statement or statements prepared by your counsel in accordance with its usual practices.

12. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

13. Payments During Controversy. Notwithstanding the pendency of any dispute or controversy, the Company will continue to pay you your full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, base salary and installments of incentive compensation) and continue you as a participant in all compensation, benefit, and insurance plans in which you were participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with Section 7(c). Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement. You shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

           If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign and return to the Company the enclosed copy of this letter, which will then constitute our agreement on this subject.

                                       Very truly yours,

                                       NBT BANCORP INC.

                                       By:  /s/Joseph J. Butare, Jr.
                                           -------------------------
                                               Joseph J. Butare, Jr.
                                               Chairman, President &
                                               Chief Executive Officer

                                       By:  /s/Shirley M. Walsh
                                           --------------------------
                                               Shirley M. Walsh
                                               Assistant Secretary

AGREED TO:

/s/ Richard I. Linhart
----------------------
    Richard I. Linhart

EXHIBIT 10.23
Change in Control Agreement for Frederick H. Weismann

                                   NBT BANCORP INC.
                               Norwich, New York  13815
                                     607/337-6000
                               ------------------------

                                     May 17, 1994

Mr. Frederick H. Weismann
P. O. Box 496
Norwich, New York 13815

Dear Mr. Weismann:

           NBT Bancorp Inc. (which, together with its wholly-owned subsidiary, The National Bank and Trust Company, is referred to as the "Company") considers the stability of its key management group to be essential to the best interests of the Company and its shareholders. The Company recognizes that, as is the case with many publicly-held corporations, the possibility of a change in control may arise and that the attendant uncertainty may result in the departure or distraction of key management personnel to the detriment of the Company and its shareholders.

           Accordingly, the Board of Directors of the Company (the "Board") has determined that appropriate steps should be taken to encourage members of the Company's key management group to continue as employees notwithstanding the possibility of a change in control of the Company.

           The Board also believes it important that, in the event of a proposal for transfer of control of the Company, you be able to assess the proposal and advise the Board without being influenced by the uncertainties of your own situation.

           In order to induce you to remain in the employ of the Company, this Agreement, which has been approved by the Board, sets forth the severance compensation which the Company agrees will be provided to you in the event your employment with the Company is terminated subsequent to a "change in control" of the Company under the circumstances described below.

1.         Agreement to Provide Services; Right to Terminate.

(a) Termination Prior to Certain Offers. Except as otherwise provided in paragraph (b) below, or in any written employment agreement between you and the Company, the Company or you may terminate your employment at any time. If, and only if, such termination occurs after a change in control of the Company (as defined in Section 6), the provisions of this Agreement regarding the payment of severance compensation and benefits shall apply.

(b) Termination Subsequent to Certain Offers. In the event a tender offer or exchange offer is made by a person (as defined in Section 6) for more than 30 percent of the combined voting power of the Company's outstanding securities ordinarily having the right to vote at elections of directors ("Voting Securities"), including shares of common stock, no par value, of the Company
(the "Company Shares"), you agree that you will not leave the employ of the Company (other than as a result of Disability as such term is defined in Section 6) and will render services to the Company in the capacity in which you then serve until such tender offer or exchange offer has been abandoned or terminated or a change in control of the Company has occurred as a result of such tender offer or exchange offer. If, during the period you are obligated to continue in the employ of the Company pursuant to this Section 1(b), the Company reduces your compensation, your obligations under this Section 1(b) shall thereupon terminate.

2. Term of Agreement. This Agreement shall commence on the date hereof and shall continue in effect until December 31, 1996;
provided, however, that commencing December 31, 1994, and each December 31 thereafter, the remaining term of this Agreement shall automatically be extended for one additional year (to a total of three years) unless at least 90 days prior to such December 31, the Company or you shall have given notice that this Agreement shall not be extended; and provided, however, that if a change in control of the Company shall occur while this Agreement is in effect, this Agreement shall automatically be extended for 24 months from the date the change in control occurs. This Agreement shall terminate if you for the Company terminate your employment prior to a change in control of the Company but without prejudice to any remedy the Company may have or breach of your obligations, if any, under
Section 1(b).

3. Severance Payment and Benefits If Termination Occurs Following Change in Control for Disability, Without Cause, or With Good Reason. If, within 24 months from the date of occurrence of any event constituting a change in control of the Company (it being recognized that more than one such event may occur in which case the 24-month period shall run from the date of occurrence of each such event), your employment with the Company is terminated (i) by the Company for Disability, (ii) by the Company without Cause, or (iii) by you with Good Reason (as defined in Section 6), you shall be entitled to a severance payment and other benefits as follows:

(a) Disability. If your employment with the Company is terminated for Disability, your benefits shall thereafter be determined in accordance with the Company's long-term disability income insurance plan. If the Company's long-term disability income insurance plan is modified or terminated following a change in control, the Company shall substitute such a plan with benefits applicable to you substantially similar to those provided by such plan prior to its modification or termination. During any period that you fail to perform your duties hereunder as a result of incapacity due to physical or mental illness, you shall continue to receive your full base salary at the rate then in effect until your employment is terminated by the Company for Disability.

(b) Termination Without Cause or With Good Reason. If your employment with the Company is terminated without Cause by the Company or with Good Reason by you, then the Company shall pay to you, upon demand, the following amounts (net of applicable payroll taxes):

           (1) Your full base salary plus year-to-date accrued vacation through the Date of Termination at the rate in effect on the date the change in control occurs.

           (ii) As severance pay, an amount equal to the product of your "Base Amount" multiplied by the number 2. As used in the previous sentence, your "Base Amount" is your average annual compensation includible in your gross income for federal income tax purposes for the five years immediately preceding the year in which the change in control occurs (or,if you shall have been employed by the Company for less than those five years, for the number of those years during which you shall have been employed by the Company, with any partial year annualized), including base salary, non-deferred amounts under annual incentive, long-term performance, and profit-sharing plans, distributions of previously deferred amounts under such plans, and ordinary income recognized with respect to stock options.

(c) Related Benefits. Unless you die or your employment is terminated by the Company for Cause or Disability, or by you other than for Good Reason, the Company shall maintain in full force and effect, for the continued benefit of you for one year after the Date of Termination, all noncash employee benefit plans, programs, or arrangements (including, without limitation, pension and retirement plans and arrangements, stock option plans, life insurance and health and accident plans and arrangements, medical insurance plans, disability plans, and vacation plans) in which you were entitled to participate immediately prior to the Date of Termination provided that your continued participation is possible after Termination under the general terms and provisions of such plans, programs, and arrangements; provided, however, that if you become eligible to participate in a benefit plan, program, or arrangement of another employer which confers substantially similar benefits upon you, you shall cease to receive benefits under this subsection in respect of such plan, program, or arrangement. In the event that your participation in any such plan, program, or arrangement is barred, the Company shall arrange to provide you with benefits substantially similar to those which you are entitled to receive under such plans, programs and arrangements.

4. Payment If Termination Occurs Following Change In Control, Because of Death, For Cause, or Without Good Reason. If your employment shall be terminated following any event constituting a change in control of the Company because of your death, or by the Company for Cause, or by you other than for Good Reason, the Company shall pay you your full base salary plus year-to-date accrued vacation through the Date of Termination at the rate in effect on the date of the change in control occurs. The Company shall have no further obligations to you under this Agreement.

5. No Mitigation. You shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, nor, except as expressly set forth herein, shall the amount of any payment provided for in this Agreement be reduced by any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

6. Definitions of Certain Terms. For the purpose of this Agreement, the terms defined in this Section 6 shall have the meanings assigned to them herein.

(a) Cause. Termination of your employment by the Company for "Cause" shall mean termination because, and only because, you committed an act of fraud, embezzlement, or theft constituting a felony or an act intentionally against the interests of the Company which causes the Company material injury.
Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice to you and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board you were guilty of conduct constituting Cause as defined above and specifying the particulars thereof in detail.

(b) Change in Control. A "Change in Control" of the Company shall mean:

           (i) A change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A as in effect on the date hereof pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"); provided that, without limitation, such a change in control shall be deemed to have occurred at such time as any Person hereafter becomes the "Beneficial Owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 30 percent or more of the combined voting power of the Company's Voting Securities;
or

           (ii) During any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period; or

           (iii) There shall be consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which Voting Securities would be converted into cash, securities, or other property, other than a merger of the Company in which the holders of Voting Securities immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all, or substantially all of the assets of the Company, provided that any such consolidation, merger, sale, lease, exchange or other transfer consummated at the insistence of an appropriate banking regulatory agency shall not constitute a change in control; or

           (iv) Approval by the shareholders of the Company of any plan or proposal for the liquidation or dissolution of the Company.

(c) Date of Termination. "Date of Termination" shall mean (i) if your employment is terminated by the Company for Disability, 30 days after Notice of Termination is given (provided that you shall not have returned to the performance of your duties on a full-time basis during such 30-day period), and (ii) if your employment is terminated for any other reason, the date on which a Notice of Termination is given; provided that if within 30 days after any Notice of Termination is given the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties or by a final judgment, order, or decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected). The term of this Agreement shall be extended until the Date of Termination.

(d) Disability. Termination of your employment by the Company for "Disability" shall mean termination because of your absence from your duties with the Company on a full-time basis for 180 consecutive days as a result of your incapacity due to physical or mental illness and your failure to return to the performance of your duties on a full-time basis during the 30-day period after Notice of Termination is given.

(e) Good Reason. Termination by you of your employment for "Good Reason" shall mean termination based on any of the following:

           (i) A change in your status or position(s) with the Company, which in your reasonable judgment, does not represent a promotion from your status or position(s) as in effect immediately prior to the change in control, or a change in your duties or responsibilities which, in your reasonable judgment, is inconsistent with such status or position(s), or any removal of you from, or any failure to reappoint or reelect you to, such position(s), except in connection with the termination of your employment for Cause or Disability or as a result of your death or by you other than for Good Reason.

           (ii) A reduction by the Company in your base salary as in effect immediately prior to the change in control.

           (iii) The failure by the Company to continue in effect any Plan (as hereinafter defined) in which you are participating at the time of the change in control of the Company (or Plans providing you with at least substantially similar benefits) other than as a result of the normal expiration of any such Plan in accordance with its terms as in effect at the time of the change in control, or the taking of any action, or the failure to act, by the Company which would adversely affect your continued participation in any of such Plans on at least as favorable a basis to you as is the case on the date of the change in control or which would materially reduce your benefits in the future under any of such Plans or deprive you of any material benefit enjoyed by you at the time of the change in control.

           (iv) The failure by the Company to provide and credit you with the number of paid vacation days to which you are then entitled in accordance with the Company's normal vacation policy as in effect immediately prior to the change in control.

           (v) The Company's requiring you to be based anywhere other than where your office is located immediately prior to the change in control except for required travel on the Company's business to an extent substantially consistent with the business travel obligations which you undertook on behalf of the Company prior to the change in control.

           (vi) The failure by the Company to obtain from any successor the assent to this Agreement contemplated by Section 8 hereof.

           (vii) Any purported termination by the Company of your employment which is not effected pursuant to a Notice of Termination satisfying the requirements of this Agreement; and for purposes of this Agreement, no such purported termination shall be effective.

           (viii) Any refusal by the Company to continue to allow you to attend to matters or engage in activities not directly related to the business of the Company which, prior to the change in control, you were permitted by the Board to attend to or engage in.

For purposes of this subsection, "Plan" shall mean any compensation plan such as an incentive or stock option plan or any employee benefit plan such as a thrift, pension, profit sharing, medical, disability, accident, life insurance plan, or a relocation plan or policy or any other plan, program, or policy of the Company intended to benefit employees.

(f) Notice of Termination. A "Notice of Termination" of your employment given by the Company shall mean a written notice given to you of the termination of your employment which shall indicate the specific termination provision in this Agreement relied upon, and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

(g) Person. The term "Person" shall mean and include any individual, corporation, partnership, group, association, or other "person," as such term is used in Section 14(d) of the Exchange Act, other than the Company or any employee benefit plan(s) sponsored by the Company.

7. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States certified or registered mail, return receipt requested, postage prepaid, addressed to the respective addresses set forth on the first page of this Agreement, provided that all notices to the Company shall be directed to the attention of the Chief Executive Officer of the Company with a copy to the Secretary of the Company, or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

8.         Successors; Binding Agreement.

(a) This Agreement shall inure to the benefit of, and be binding upon, any corporate or other successor or assignee of the Company which shall acquire, directly or indirectly, by merger, consolidation or purchase, or otherwise, all or substantially all of the business or assets of the Company. The Company shall require any such successor, by an agreement in form and substance satisfactory to you, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Company would be required to perform if no such succession had taken place.

(b) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to your devisee, legatee, or other designee or, if there is no such designee, to your estate.

9.         Increased Severance Payments Upon Application of Excise Tax.

(a) Adjustment of Payment. In the event any payments or benefits you become entitled to pursuant to the Agreement or any other payments or benefits received or to be received by you in connection with a change in control of the Company or your termination of employment (whether pursuant to the terms of any other agreement, plan, or arrangement, or otherwise, with the Company, any person whose actions result in a change in control or any person affiliated with the Company or such person) (collectively the "Severance Payments") will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company shall pay you an additional amount (the "Gross-Up Payment") so that the net amount retained by you, after deduction of the Excise Tax (but before deduction for any federal, state or local income tax) on the Severance Payments and after deduction for the aggregate of any federal, state, or local income tax and Excise Tax upon the gross-Up Payment, shall be equal to the Severance Payments. For purposes of determining whether any of the Severance Payments will be subject to the Excise Tax and the amount of such Excise Tax, (i) the entire amount of the Severance Payments shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code and as subject to the Excise Tax, unless and to the extent, in the written opinion of outside tax counsel selected by the Company's independent accountants and reasonably acceptable to you, such payments (in whole or in part) are not subject to the Excise Tax; and (ii) the value of any noncash benefits or any deferred payment or benefit (constituting a part of the Severance Payments) shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code. For purposes of determining the amount of the Gross-Up Payment, you shall be deemed to pay federal income taxes at the highest marginal rate of the federal income taxation applicable to individuals (without taking into account surtaxes or loss or reduction of deductions) for the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rates of taxation in the state and locality of your residence on the date of Termination. In the event that the amount of Excise Tax you are required to pay is subsequently determined to be less than the amount taken into account hereunder, you shall repay to the Company promptly after the time that the amount of such reduction in Excise Tax is finally determined the amount of the reduction, together with interest on the amount of such reduction at the rate of 6 percent per annum from the date of the Gross-Up Payment, plus, if in the written opinion of outside tax counsel selected by the Company's independent accountants and reasonably acceptable to you, such payment (or a portion thereof) was not taxable income to you when reported or is deductible by you for federal income tax purposes, the net federal income tax benefit you actually realize as a result of making such payment pursuant to this sentence. In the event that the amount of Excise Tax you are required to pay is subsequently determined to exceed the amount taken into account hereunder, the Company shall make an additional Gross-Up Payment in the manner set forth above in respect of such excess (plus any interest, additions to tax, or penalties payable by you with respect to such excess) promptly after the time that the amount can be reasonably determined.

(b) Time of Payment: Estimated Payment. The payments provided for in subsection (a) above, shall be made not later than the fifth business day following the Date of Termination; provided, however, that if the amounts of such payments cannot be finally determined on or before such day, the Company shall pay to you on such day an estimate, as determined in good faith by the Company, of the minimum amount of such payments, and shall pay the remainder of such payments (together with interest at the rate of 6 percent per annum) as soon as the amount thereof can be determined. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to you, payable on the fifth day after demand by the Company (together with interest at the rate of 6 percent per annum).

10. Miscellaneous. No provision of this Agreement may be modified, waived, or discharged unless such modification, waiver, or discharge is agreed to in a writing signed by you and the Chief Executive Officer or President of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same, or at any prior or subsequent, time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction, and performance of this Agreement shall be governed by laws of the State of New York without giving effect to the principles of conflict of laws thereof.

11. Legal Fees and Expenses. The Company shall pay or reimburse any reasonable legal fees and expenses you may incur in connection with any legal action to enforce your rights under, or to defend the validity of, this Agreement. The Company will pay or reimburse such legal fees and expenses on a regular, periodic basis upon presentation by you of a statement or statements prepared by your counsel in accordance with its usual practices.

12. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

13. Payments During Controversy. Notwithstanding the pendency of any dispute or controversy, the Company will continue to pay you your full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, base salary and installments of incentive compensation) and continue you as a participant in all compensation, benefit, and insurance plans in which you were participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with Section 7(c). Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement. You shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

           If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign and return to the Company the enclosed copy of this letter, which will then constitute our agreement on this subject.

                                       Very truly yours,

                                       NBT BANCORP INC.

                                       By:  /s/ Joseph J. Butare, Jr.
                                            -------------------------
                                                Joseph J. Butare, Jr.
                                                Chairman, President & CEO

AGREED TO:

/s/ Frederick H. Weismann
-------------------------
    Frederick H. Weismann

EXHIBIT 12
Ratio of Earnings to Fixed Charges

STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
---------------------------------------------------------------------------------------------------------------------
December 31,                                 1994             1993             1992             1991             1990
---------------------------------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed Charges
   Amortization of Debt Expense           $     4          $     4          $     4          $     4          $     4

   Interest Expense on Long Term Debt         908              853              595              576              579
---------------------------------------------------------------------------------------------------------------------
        Total Fixed Charges for Ratio
           excluding Interest Charges on
           Deposits and Short-Term
           Borrowings                         912              857              599              580              583
   Interest Charges on Deposits and
      Short-Term Borrowings                24,834           22,347           26,600           37,718           42,190
---------------------------------------------------------------------------------------------------------------------
      Total Fixed Charges for Ratio
        including Interest Charges on
        Deposits and Short-Term
        Borrowings                         25,746           23,204           27,199           38,298           42,773
---------------------------------------------------------------------------------------------------------------------
Earnings
   Income from Continuing Operations
      before Provision for Income Taxes     9,990           13,859           13,562           10,307           11,048
   Fixed Charges excluding Interest
    Charges on Deposits and Short-Term
    Borrowings                                912              857              599              580              583
---------------------------------------------------------------------------------------------------------------------
      Total Earnings for Ratio excluding
        Interest Charges on Deposits and
        Short-Term Borrowings              10,902           14,716           14,161           10,887           11,631
   Interest Charges on Deposits and
      Short-Term Borrowings                24,834           22,347           26,600           37,718           42,190
---------------------------------------------------------------------------------------------------------------------
      Total Earnings for Ratio including
        Interest Charges on Deposits and
        Short-Term Borrowings             $35,736          $37,063          $40,761          $48,605          $53,821
---------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges
   Excluding Interest Charges on Deposits
      and Short-Term Borrowings             39.2x            43.2x            68.0x            83.8x            92.3x
---------------------------------------------------------------------------------------------------------------------
   Including Interest Charges on Deposits
     and Short-Term Borrowings               1.4x             1.6x             1.5x             1.3x             1.3x
---------------------------------------------------------------------------------------------------------------------

EXHIBIT 13.1
All Portions of PAGES 13-44 OF NBT BANCORP INC. 1994 Annual Report Incorporated by Reference

NBT Bancorp Inc. and Subsidiary Consolidated Balance Sheets
------------------------------------------------------------------------------------
December 31,                                             1994                  1993
------------------------------------------------------------------------------------
(in thousands, except per share amounts)

ASSETS
Cash and due from banks                            $   42,110              $ 31,268
Federal funds sold                                          -                 3,000
Loans available for sale                               10,921                10,003
Securities available for sale                         109,777               209,687
Securities held to maturity
 (market value-$261,913 and $111,049)                 272,466               108,077
Loans:
      Commercial and agricultural                     215,380               206,837
      Real estate mortgage                            129,275               136,103
      Consumer                                        230,063               216,920
------------------------------------------------------------------------------------
           Total loans                                574,718               559,860
      Less allowance for loan losses                    9,026                 8,652
------------------------------------------------------------------------------------
           Net loans                                  565,692               551,208
Premises and equipment, net                            15,383                15,688
Goodwill and other intangibles, net                     9,862                13,084
Other assets                                           18,346                11,892
------------------------------------------------------------------------------------
Total Assets                                       $1,044,557              $953,907
------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
      Interest bearing                             $  669,007              $695,070
      Noninterest bearing                             122,436               112,158
------------------------------------------------------------------------------------
           Total deposits                             791,443               807,228
Short-term borrowings                                 140,587                26,701
Long-term debt                                          8,734                14,457
Other liabilities                                       5,486                 4,413
------------------------------------------------------------------------------------
      Total liabilities                               946,250               852,799
Commitments and contingencies

Stockholders' equity:
      Preferred stock, no par, stated value
           $1.00; authorized 2,000,000 shares               -                     -
      Common stock, no par, stated value
           $1.00; authorized 10,000,000 shares;
           issued 8,049,618 and 8,051,398               8,050                 7,668
      Capital surplus                                  69,669                64,518
      Retained earnings                                25,446                28,431
      Unrealized gain (loss) on securities
       available for sale, net of income tax effect    (4,273)                  769
      Common stock in treasury, at cost
       (36,130 and 15,675 shares)                        (585)                 (278)
------------------------------------------------------------------------------------
           Total stockholders' equity                  98,307               101,108
------------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $1,044,557              $953,907
------------------------------------------------------------------------------------
See notes to consolidated financial statements

NBT Bancorp Inc. and Subsidiary Consolidated Statements of Income
----------------------------------------------------------------------------------------------------------
Year ended December 31,                                   1994                  1993                  1992
----------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)

Interest and fee income:
Loans                                                  $48,815               $50,043               $53,039
Securities held to maturity--taxable                    11,878                10,223                13,443
Securities held to maturity--tax exempt                  1,160                 1,070                 1,906
Assets available for sale                                8,564                 5,300                     -
Other                                                       21                   321                   820
----------------------------------------------------------------------------------------------------------
      Total interest and fee income                     70,438                66,957                69,208
----------------------------------------------------------------------------------------------------------
Interest expense:
Deposits                                                21,483                21,738                25,935
Short-term borrowings                                    3,351                   609                   595
Long-term debt                                             908                   853                   664
----------------------------------------------------------------------------------------------------------
      Total interest expense                            25,742                23,200                27,194
----------------------------------------------------------------------------------------------------------
Net interest income                                     44,696                43,757                42,014

Provision for loan losses                                3,071                 2,281                 2,362
----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses     41,625                41,476                39,652

Noninterest income:
Trust income                                             2,511                 2,983                 3,001
Service charges on deposit accounts                      3,032                 2,998                 3,105
Securities gains                                           555                 1,573                 1,108
Other income                                               941                 2,127                 2,789
----------------------------------------------------------------------------------------------------------
      Total noninterest income                           7,039                 9,681                10,003
----------------------------------------------------------------------------------------------------------
Noninterest expense:
Salaries and employee benefits                          16,157                16,202                15,730
Net occupancy expense                                    2,295                 2,102                 2,018
Equipment expense                                        2,033                 2,528                 2,663
FDIC insurance                                           1,829                 1,706                 1,638
Amortization of goodwill and other intangibles           3,222                 4,243                 4,309
Restructuring expense                                    2,264                     -                     -
Other operating expense                                 10,874                10,517                 9,735
----------------------------------------------------------------------------------------------------------
      Total noninterest expense                         38,674                37,298                36,093
----------------------------------------------------------------------------------------------------------
Income before income taxes                               9,990                13,859                13,562
Income taxes                                             3,482                 5,354                 5,519
----------------------------------------------------------------------------------------------------------
Net income                                            $  6,508               $ 8,505               $ 8,043
----------------------------------------------------------------------------------------------------------
Net income per common share                              $0.80                 $1.05                 $1.02
----------------------------------------------------------------------------------------------------------
Average common shares outstanding                        8,108                 8,070                 7,920
----------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

NBT Bancorp Inc. and Subsidiary Consolidated Statements of Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Unrealized
                                                                                              Gain(Loss)
                                                                                                  On
                                                                                              Securities
                                                        Common      Capital      Retained      Available      Treasury
                                                         Stock      Surplus      Earnings       For Sale         Stock       Total

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)

Balance at December 31, 1991                           $     7     $58,331       $29,488         $     -        $    -    $ 87,826
Net income                                                                         8,043                                     8,043
Change in par value
(par value $0.001 to $1.00 stated value)                 6,807      (6,807)                                                      -
5% stock dividend                                          342       4,612        (4,954)                                        -
Cash dividends - $0.376 per share                                                 (2,971)                                   (2,971)
Payment in lieu of fractional shares                                                 (10)                                      (10)
Common stock issued for stock options exercised             13         162                                                     175
Common stock issued to dividend
       reinvestment and other stock plans                   44         897                                                     941
Purchase of 33,201 treasury shares                                                                                (453)       (453)
Sale of 33,201 treasury shares to dividend
reinvestment plan                                                 8                                                453         461
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992                             7,213      57,203        29,596               -             -      94,012
Net income                                                                         8,505                                     8,505
5% stock dividend                                          363       5,993        (6,356)                                        -
Cash dividends - $0.413 per share                                                 (3,302)                                   (3,302)
Payment in lieu of fractional shares                                                 (12)                                      (12)
Common stock issued for stock options exercised             56         771                                                     827
Common stock issued to dividend
       reinvestment and other stock plans                   36         546                                                     582
Purchase of 73,182 treasury shares                                                                              (1,259)     (1,259)
Sale of 57,507 treasury shares to dividend
       reinvestment and other stock plans                                5                                         981         986
Unrealized gain on securities
       available for sale net of tax effect of $552                                                  769                       769
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                             7,668      64,518        28,431             769          (278)    101,108
Net income                                                                         6,508                                     6,508
5% stock dividend                                          380       5,508        (5,888)                                        -
Cash dividends - $0.449 per share                                                 (3,594)                                   (3,594)
Payment in lieu of fractional shares                                                 (11)                                      (11)
Common stock issued to dividend
       reinvestment and other stock plans                    2          29                                                      31
Purchase of 210,911 treasury shares                                                                             (3,555)     (3,555)
Sale of 190,456 treasury shares to dividend
       reinvestment and other stock plans                             (386)                                      3,248       2,862

Unrealized (loss) on securities available
       for sale, net of tax effect of $3,503                                                      (5,042)                   (5,042)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                            $8,050     $69,669       $25,446         $(4,273)      $(  585)    $98,307
-----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

NBT Bancorp Inc. and Subsidiary Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------------------
Year Ended December 31,                                    1994                 1993                  1992
-----------------------------------------------------------------------------------------------------------
(in thousands)

Operating Activities:
Net income                                             $  6,508             $  8,505              $  8,043
Adjustments to reconcile net income to the cash
provided by operating activities:
     Provision for loan losses                            3,071                2,281                 2,362
     Depreciation and amortization                        1,636                1,730                 1,789
     Amortization of premiums and accretion of
       discounts on securities                              402                1,768                   990
     Amortization of goodwill and other intangibles       3,222                4,243                 4,309
     Provision (credit) for deferred income taxes          (194)                (691)                  635
     Provisions for restructuring charges                 2,264                    -                     -
     Proceeds from sale of loans originated for sale     12,358               19,535                 9,350
     Loans originated for sale                          (13,921)             (26,695)              (12,050)
     Realized gains on sales of securities                 (555)              (1,573)               (1,108)
     (Increase) decrease in interest receivable          (2,137)                 147                   737
     Increase (decrease) in interest payable                175                 (240)               (1,392)
     Other, net                                            (638)              (4,735)                2,127
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                12,191                4,275                15,792
-----------------------------------------------------------------------------------------------------------
Investing Activities:
 Securities available for sale:
  Proceeds from maturities                               21,504               32,730                     -
  Proceeds from sales                                    70,258               57,080                     -
  Purchases                                              (1,001)            (147,950)                    -
 Securities held to maturity:
 Proceeds from maturities                                30,468               31,512                87,024
  Proceeds from sales                                         -                    -                43,654
  Purchases                                            (194,650)             (37,625)             (175,334)
Net increase in loans                                   (17,555)             (20,577)              (20,006)
Proceeds from sales of portfolio loans                        -                    -                 5,072
Purchase of premises and equipment, net                  (2,034)              (1,784)                 (841)
Other investing activities                                    -                  119                   764
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                   (93,010)             (86,495)              (59,667)
-----------------------------------------------------------------------------------------------------------
Financing Activities:
Net increase (decrease) in deposits                     (15,785)              66,479                17,929
Net increase (decrease) in short-term borrowings
 with original maturities of three months or less       128,886               (4,717)                   68
Proceeds from issuance of other short-term borrowings         -               15,000                     -
Repayments of other short-term borrowings               (15,000)                   -                     -
Proceeds from issuance of long-term debt                      -                5,171                 5,000
Repayments of long-term debt                             (5,723)              (1,034)                  (30)
Common stock issued, including treasury shares reissued   2,893                 2,395                1,577
Purchase of treasury stock                               (3,555)              (1,259)                 (453)
Cash dividends and payment for fractional shares         (3,605)              (3,314)               (2,981)
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                88,111               78,721                21,110
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents      7,292               (3,499)              (22,765)
Cash and cash equivalents at beginning of year           36,118               39,617                62,382
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year               $ 43,410             $ 36,118              $ 39,617
-----------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest                                          $ 25,567              $23,440                $28,587
     Income taxes                                         3,941                7,385                 4,724
   Noncash investing activity:
     Transfer of securities held to maturity to
      securities available for sale                           -              112,635                36,890
-----------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

NBT Bancorp Inc. and Subsidiary Notes to Consolidated Financial
Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NBT Bancorp Inc. (Company) is a financial services company primarily in the business of consumer, commercial, and agricultural banking providing a wide range of banking, fiduciary, and financial services to corporate, institutional, municipal, and individual customers. The accounting policies of the Company conform with generally accepted accounting principles and with general practices in the banking industry.

BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, The National Bank and Trust Company (Bank). All significant intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.

BUSINESS The Bank provides loan and deposit services to its customers, primarily in its eight county service area. Its only business segment is domestic commercial banking and the Bank is subject to competition from other financial institutions. The Bank and the Company are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory agencies.

TRUST Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Bank. Trust income is recognized on the accrual method based on contractual rates applied to the balances of trust accounts.

CASH AND CASH EQUIVALENTS The Company considers cash on hand, amounts due from correspondent banks, cash items in process of collection, and federal funds sold, as well as federal mutual funds classified as other short-term securities available for sale, to be "cash and cash equivalents".

SECURITIES  The Company adopted Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards No. 115 (SFAS
115) entitled, "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993. SFAS 115 establishes classifications of investments into three categories: held to maturity, trading, and available for sale. Debt securities that a company has the positive intent and ability to hold to maturity are to be classified as held to maturity securities and reported at amortized cost. Debt and equity securities, if any, that are bought and held principally for the purpose of sale in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held to maturity securities or trading securities are to be classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related taxes. As required by SFAS 115, financial statements for years prior to adoption were not restated.

    Securities available for sale are carried at fair value. The Company does not hold any securities considered to be trading. Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts computed using the level-yield method, adjusted for estimated prepayments. Gains and losses on sales of securities are computed using the specific identification method.

LOANS AND LOANS AVAILABLE FOR SALE Loans are recorded at their current unpaid principal balance, net of unearned income. Loans classified as available for sale, primarily fixed rate real estate mortgages and higher education loans, are carried at the lower of aggregate cost or estimated fair value.

    Interest income on loans is primarily accrued based on the principal amount outstanding. Accrual of interest is discontinued, and accrued but unpaid interest on a loan is reversed and charged to income generally when a loan becomes ninety-days delinquent unless the loan is well secured and in the process of collection, or when management concludes that circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. Thereafter, payments received are first applied to principal. Depending on management's assessment of the ultimate collectiblity of the loan, interest income may be recognized on a cash basis. Loans are returned to accrual status when management determines that the loan status has improved to the extent that both principal and interest are deemed collectible. Fees related to lending activities and direct costs associated with originating the loans are deferred and recognized using the level-yield method.

ALLOWANCE FOR LOAN LOSSES The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb potential losses in the loan portfolio when taken as a whole. The allowance is determined by reference to the market area the Bank serves, local economic conditions, the growth and composition of its loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, and the result of comprehensive reviews of the loan portfolio by the Loan Review staff and management.

BANK PREMISES AND EQUIPMENT Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment is determined using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred. Gains and losses on the disposal of bank premises and equipment are included in the results of current operations.

OTHER REAL ESTATE OWNED Other real estate owned (OREO) consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure and, when applicable, in-substance foreclosure whereby the debtor has little equity in the fair value of the collateral, loan repayment proceeds can be expected only from the operation or sale of the collateral, and the debtor has effectively abandoned control of the collateral to the Bank or it is doubtful the debtor will be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. These assets are recorded at the lower of cost or appraised fair value, less costs of disposal. Loan losses arising from the acquisition of such assets are charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense.

GOODWILL AND OTHER INTANGIBLES Certain identified intangible assets, including a covenant not to compete and core deposit intangible assets are carried at appraised fair values, net of accumulated amortization, and are being amortized by the straight-line method in amounts sufficient to write-off those fair values over their estimated useful lives; such fair values and useful lives were determined for the Company by an independent appraisal company. The excess of cost over the fair value of the net assets acquired was also recorded and is being amortized over twenty-five years on the straight-line method.

TREASURY STOCK  Treasury stock acquisitions are recorded at cost.
Subsequent sales of treasury stock are recorded on an average cost basis with the difference between proceeds and cost recognized as an adjustment of capital surplus.

POSTRETIREMENT BENEFITS In 1993 the Company adopted Statement of Financial Accounting Standards No.106 (SFAS 106), "Employers Accounting for Postretirement Benefits Other Than Pensions". The Company uses actuarial based accrual accounting for its postretirement health care plans, electing to recognize the transition obligation in the statement of financial position and income on a delayed basis over the plan participants' future service periods, estimated to be twenty years. Postretirement benefit costs prior to 1993, which were recorded on a cash basis, have not been restated.

INCOME TAXES The Company and its subsidiary file a consolidated tax return on the accrual basis. The Company prospectively adopted Statement of Financial Accounting Standards No. 109 (SFAS 109) entitled, "Accounting for Income Taxes", effective January 1, 1993. The cumulative effect of adopting SFAS 109 for 1993 has been included in the 1993 tax provision because it did not have a material impact on the results of operations or financial position of the Company and had no impact on cash flow or liquidity. SFAS 109 required a change from the deferred method under Accounting Principles Board Opinion No. 11 (APB 11) to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    Pursuant to the deferred method under APB 11, which was applied for 1992 and prior years, the tax effects of transactions were recognized in the year in which they enter into the determination of income, regardless of when they were recognized for tax purposes. Deferred taxes are recognized for timing differences between items of income and expense reported for financial reporting purposes and those reported for Federal income tax purposes using the tax rate applicable for the year of calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

PER SHARE AMOUNTS Net income per common share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding during each period after giving retroactive effect to stock dividends and stock splits.

FEDERAL RESERVE BOARD REQUIREMENT
The Bank is required to maintain a reserve balance with the Federal Reserve Bank of New York. The required average total reserve for the 14-day maintenance period ending December 22, 1994, was $16 million of which $7 million was required to be on deposit with the Federal Reserve Bank and the remaining $9 million was represented by cash on hand.

SECURITIES
The amortized cost, estimated fair market value and unrealized gains and losses of securities available for sale are as follows:
--------------------------------------------------------------------------------------------
                                    Amortized                 Unrealized              Market
(in thousands)                           Cost            Gains          Losses         Value
--------------------------------------------------------------------------------------------
December 31, 1994
--------------------------------------------------------------------------------------------
U.S. Treasury                        $ 33,085             $ 36          $  207      $ 32,914
State & Municipal                         991                -              79           912
Mortgage-backed                        80,695                -           7,119        73,576
Other securities                          930              145               -         1,075
Other short-term securities             1,300                -               -         1,300
--------------------------------------------------------------------------------------------
Total                                $117,001             $181          $7,405      $109,777
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
December 31, 1993
--------------------------------------------------------------------------------------------
U.S. Treasury                        $ 66,226           $1,441            $ 19      $ 67,648
State & Municipal                       1,030                -               6         1,024
Mortgage-backed                       138,330              309             519       138,120
Other securities                          930              115               -         1,045
Other short-term securities             1,850                -               -         1,850
--------------------------------------------------------------------------------------------
Total                                $208,366           $1,865            $544      $209,687
--------------------------------------------------------------------------------------------
The amortized cost, estimated fair market value, and unrealized gains and losses of securities held to maturity are as follows:
--------------------------------------------------------------------------------------------
                                    Amortized                 Unrealized              Market
(in thousands)                           Cost            Gains          Losses         Value
--------------------------------------------------------------------------------------------
December 31, 1994
--------------------------------------------------------------------------------------------
U.S. Treasury                        $170,757              $33         $ 7,871      $162,919
Federal Agency                          9,984                -             858         9,126
State & Municipal                      37,292                -              51        37,241
Mortgage-backed                        43,632                -           1,805        41,827
Other securities                       10,801                -               1        10,800
--------------------------------------------------------------------------------------------
Total                                $272,466              $33         $10,586      $261,913
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------
December 31, 1993
--------------------------------------------------------------------------------------------
U.S. Treasury                        $ 66,458           $2,896              $-      $ 69,354
State & Municipal                      25,770                -               -        25,770
Mortgage-backed                         9,937               80               3        10,014
Other securities                        5,912                -               1         5,911
--------------------------------------------------------------------------------------------
Total                                $108,077           $2,976              $4      $111,049
--------------------------------------------------------------------------------------------

REMAINING MATURITIES OF SECURITIES AT DECEMBER 31, 1994
----------------------------------------------------------------------------------------------------------------------------------
                                                     After One Year      After Five Years
                                   Within One          But Within           But Within           After Ten            Total
                                      Year             Five Years           Ten Years              Years            Portfolio
(in thousands)                  Amount    Yield     Amount    Yield      Amount    Yield      Amount    Yield   Amount    Yield
----------------------------------------------------------------------------------------------------------------------------------
Securities available for sale:
U.S. Treasury                  $32,084    5.71%     $1,001    6.50%    $      -       -%     $     -       -%   $ 33,085   5.73%
State & Municipal                    -      -          991    5.21            -       -            -       -         991   5.22
Mortgage-backed                      -      -            -      -        33,583    6.30       47,112    6.24      80,695   6.27
Other securities                     -      -            -      -             -       -          930    1.52         930   1.52
Other short-term securities      1,300    5.53           -      -             -       -            -       -       1,300   5.53
----------------------------------------------------------------------------------------------------------------------------------
Amortized cost                 $33,384    5.70%     $1,992    5.86%     $33,583    6.30%     $48,042    6.15%   $117,001   6.07%
----------------------------------------------------------------------------------------------------------------------------------
Market value                   $33,232              $1,894               $30,922             $43,729            $109,777
----------------------------------------------------------------------------------------------------------------------------------
Securities held to maturity:
U.S. Treasury                  $ 9,972    4.26%   $160,785    5.78%      $     -      -%     $     -       -%   $170,757    5.69%
Federal Agency                   9,984    6.71           -       -             -      -            -       -       9,984    6.71
State & Municipal               30,808    6.07       5,393    7.19           640   8.99          451    8.32      37,292    6.25
Mortgage-backed                      -       -       6,866    6.69             -      -       36,766    6.66      43,632    6.66
Other securities                     5    5.50           -       -             -      -       10,796    6.70      10,801    6.68
---------------------------------------------------------------------------------------------------------------------------------
Amortized cost                 $50,769    5.84%   $173,044    5.86%      $   640   8.99%     $48,013    6.68%   $272,466    6.00%
---------------------------------------------------------------------------------------------------------------------------------
Market value                   $49,706            $165,024               $   640             $46,543            $261,913
---------------------------------------------------------------------------------------------------------------------------------

Gross realized gains and gross proceeds on the sale of securities available for sale were $0.6 million and $70.3 million, respectively, in 1994, and $1.6 million and $57.1 million in 1993. Prior to the Company's adoption of a methodology to classify certain securities as available for sale, gross proceeds from the sales of securities were $43.7 million in 1992 with gross gains realized of $1.1 million.

     At December 31, 1994 and 1993, securities with amortized costs totalling $223 million and $215 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

     During 1993 and 1992 securities with amortized costs of $112.6 million and $36.9 million and estimated fair market values of $115.9 million and $37.2 million, respectively, were transferred to securities available for sale. No such transfers were made in 1994.

     In the tables setting forth the maturity distribution and weighted average taxable equivalent yield of securities at December 31, 1994, yields on amortized cost have been calculated based on effective yields weighted for the scheduled maturity of each security using the marginal federal tax rate of 35%. Approximately $9.5 million of mortgage-backed debt securities have adjustable interest rate provisions and have been included in the tables based upon the period that relates to their adjustable characteristics.

LOANS AVAILABLE FOR SALE
The Company carries loans available for sale at the lower of aggregate book or estimated fair market value. At December 31, 1994, the aggregate book value and estimated fair market value of loans available for sale were $11.4 million and $10.9 million, respectively, while at December 31, 1993 aggregate book and estimated market value were $10.0 million. The Company generally sells all fixed rate residential real estate mortgages it originates. It is the Company's practice to sell its' higher education loans to the Student Loan Marketing Association at the Company's cost after the student leaves school. During 1994, $3 million of such loans were sold. During 1994, $9 million in mortgage loans were sold with servicing retained, recognizing $0.01 million loss on sales.

     At December 31, 1994, the Company serviced $23 million of real estate mortgages on behalf of other financial intermediaries; such loans are not reflected in the Company's balance sheet.

ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses for the three years ended December 31,
1994, are summarized as follows:
---------------------------------------------------------------------
                                 1994            1993            1992
(in thousands)
---------------------------------------------------------------------
Balance at January 1          $ 8,652         $ 9,245         $ 9,845
Provision                       3,071           2,281           2,362
Recoveries on loans             1,025             786             921
---------------------------------------------------------------------
                               12,748          12,312          13,128
Loans charged off               3,722           3,660           3,883
---------------------------------------------------------------------
Balance at December 31        $ 9,026         $ 8,652         $ 9,245
---------------------------------------------------------------------

NONPERFORMING ASSETS
The Bank's concentrations of credit risk are reflected in the balance sheet. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications. A substantial portion of the Bank's loans are secured by real estate located in central and northern New York. Accordingly, the ultimate collectiblity of a substantial portion of the Bank's portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any other material concentrations of credit to any industry or individual borrowers. Nonperforming assets at December 31, 1994 and 1993 are as follows:

--------------------------------------------------------------
December 31,                           1994              1993
--------------------------------------------------------------
(in thousands)
Non-accrual loans                    $4,639            $4,170
Other real estate owned                 840               430
--------------------------------------------------------------
Total nonperforming assets           $5,479            $4,600
--------------------------------------------------------------
As a percent of loans plus OREO        0.95%             0.82%
--------------------------------------------------------------

     There were no loans with modified payment terms because of borrowers' financial difficulties at December 31, 1994 and 1993. The effect of nonaccrual loans on interest income for the years ended December 31, 1994, 1993, and 1992 was not material. The Bank is not committed to advance additional funds to these borrowers.

RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers, and other related parties. In management's opinion, such loans did not present more than the normal risk of collectiblity or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties at January 1, 1994, was $4.1 million. During 1994, $1.8 million of new loans were made and repayments totaled $2.6 million, resulting in an aggregate balance of loans outstanding to related parties at December 31, 1994, of $3.3 million.

PREMISES AND EQUIPMENT
A summary of premises and equipment follows:
----------------------------------------------------------------------------
December 31,                                         1994               1993
----------------------------------------------------------------------------
(in thousands)
Bank premises                                     $18,176            $17,184
Equipment                                          15,099             14,736
----------------------------------------------------------------------------
                                                   33,275             31,920
Accumulated depreciation and valuation allowance   17,892             16,232
----------------------------------------------------------------------------
Total premises and equipment                      $15,383            $15,688

     Depreciation and amortization of premises and equipment totaled $1.6 million, $1.7 million and $1.8 million in 1994, 1993 and 1992, respectively. In 1994 a valuation allowance was recognized related to the impairment of long-lived assets whose recorded values exceeded undiscounted expected future cash flows from the assets.
As the Bank restructured its branch operations, $0.7 million was charged to restructuring expense related to the valuation allowance.

     Rental expense included in operating expense amounted to $0.3 million in 1994, $0.4 million in 1993, and $0.2 million in 1992.
The future minimum commitments as of December 31, 1994, for noncancellable operating leases were as follows: 1995--$0.3 million; 1996--$0.3 million; 1997--$0.2 million; 1998--$0.1 million; 1999--
$0.1 million; 2000 and beyond--$0.1 million.

GOODWILL AND OTHER INTANGIBLE ASSETS
The table below presents significant balances, amortization and the respective periods of amortization:
----------------------------------------------------------------------------------
December 31,                            1994              1993               1992
----------------------------------------------------------------------------------
(in thousands)
Excess cost over fair value of assets acquired (25 yrs.):
Beginning balance                     $6,875           $ 7,206            $ 7,537
Amortization                            (331)             (331)              (331)
----------------------------------------------------------------------------------
Ending balance                         6,544             6,875              7,206
----------------------------------------------------------------------------------
Covenant not to compete (5 yrs.):
Beginning balance                      1,335             3,115              4,895
Amortization                          (1,335)           (1,780)            (1,780)
----------------------------------------------------------------------------------
Ending balance                             -             1,335              3,115
----------------------------------------------------------------------------------
Core deposit intangible assets (3-12 yrs.):
Beginning balance                      4,874             7,006              9,204
Amortization                          (1,556)           (2,132)            (2,198)
----------------------------------------------------------------------------------
Ending balance                         3,318             4,874              7,006
----------------------------------------------------------------------------------
Total goodwill and other intangibles  $9,862           $13,084            $17,327
----------------------------------------------------------------------------------

DEPOSITS
Time deposits of $100,000 or more aggregated $101 million at December 31, 1994 and $66.9 million at December 31, 1993. Interest expense on such deposits was approximately $3.5 million, $1.9 million, and $2.0 million for 1994, 1993, and 1992, respectively.

The following table sets forth the maturity distribution of time certificates of deposit of $100,000 or more:
-----------------------------------------------------------------
December 31,                              1994               1993
-----------------------------------------------------------------
(in thousands)
Within three months                   $ 79,778            $48,330
After three but within six months        6,594              8,074
After six but within twelve months       5,546              4,023
After twelve months                      9,058              6,515
-----------------------------------------------------------------
Total                                 $100,976            $66,942
-----------------------------------------------------------------

SHORT-TERM BORROWINGS
Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank ("FHLB") advances, with original maturities of one year or less. The Bank has unused lines of credit available for short-term financing of $38 million and $200 million for Federal funds purchased and repurchase agreements, respectively, as well as the capacity for additional FHLB advances of $92 million at December 31, 1994.

The details of short-term borrowings are as follows:
------------------------------------------------------------------------------------------------
(dollars in thousands)                               1994               1993               1992
------------------------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED
Balance at year-end                               $80,000          $       -            $ 5,000
Average during the year                            30,158              7,337              3,536
Maximum month-end balance                          87,000             35,000             27,000
Weighted average rate during the year                4.94%              3.37%              3.39%
Weighted average rate at December 31                 5.64%                 -               3.38%
------------------------------------------------------------------------------------------------
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year-end                               $10,587            $11,701             $11,418
Average during the year                            24,418             10,088              14,622
Maximum month-end balance                          61,370             14,489              24,846
Weighted average rate during the year                4.19%              3.11%               3.73%
Weighted average rate at December 31                 4.83%              2.17%               3.09%
-------------------------------------------------------------------------------------------------
OTHER SHORT-TERM BORROWINGS
Balance at year-end                               $50,000            $15,000                   -
Average during the year                            18,507              1,274                   -
Maximum month-end balance                          50,000             15,000                   -
Weighted average rate during the year                4.53%              3.84%                  -
Weighted average rate at December 31                 6.13%              3.84%                  -
-------------------------------------------------------------------------------------------------

LONG-TERM DEBT
Long-term debt consists of obligations having an original maturity at issuance of more than one year.  A summary of long-term debt follows:
------------------------------------------------------------------------------------------------------
                                            Maturity           Interest           Year-end outstanding
(dollars in thousands)                        Date               Rate             1994            1993
Company:
     Promissory notes                      1993-1999             10.89%         $3,571         $ 4,286
Bank:
FHLB advance                               1993-2008              5.33             163             171
     FHLB advance                               1994              5.27               -           5,000
     FHLB advance                               1995              4.20           5,000           5,000
------------------------------------------------------------------------------------------------------
Total                                                                            $8,734        $14,457
------------------------------------------------------------------------------------------------------

     The promissory notes require annual principal repayments of $0.714 million. The FHLB advances are collateralized by the FHLB stock owned by the Bank and certain of its real estate mortgage loans.

INCOME TAXES
The Company prospectively adopted the provisions of SFAS 109 in the first quarter of 1993. Prior years' financial statements have not been restated. The adoption of the new standard did not have a material impact on the Company's consolidated financial condition or results of operations. Pursuant to the provisions of SFAS 109 applied for 1994 and for 1993, deferred income taxes are recognized for temporary differences between the financial statement carrying amount and tax basis of assets and liabilities. Under the provisions of APB 11, applied for 1992 and years prior, deferred income taxes were recognized for timing differences in the recognition of income and expense for tax purposes as compared to financial reporting purposes.

Total income taxes were allocated as follows:
----------------------------------------------------------------------------------------------
Year ended December 31,                             1994               1993               1992
----------------------------------------------------------------------------------------------
(in thousands)
Income before income taxes                        $3,482             $5,354             $5,519
Capital surplus, for stock options exercised        (147)              (101)                 -
Stockholders' equity, for unrealized gain
 (loss) on securities                              (3,503)              552                  -
----------------------------------------------------------------------------------------------
Total                                             $ (168)            $5,805             $5,519
----------------------------------------------------------------------------------------------

     The significant components of income taxes attributable to income before income taxes are as follows:
------------------------------------------------------------------------------------
Year ended December 31,            1994                  1993                   1992
------------------------------------------------------------------------------------
(In thousands)
Current:
  Federal                        $2,926                $4,841                 $3,974
  State                             750                 1,204                    910
------------------------------------------------------------------------------------
                                  3,676                 6,045                  4,884
Deferred:
  Federal                          (171)                 (571)                   249
  State                             (23)                 (120)                   386
------------------------------------------------------------------------------------
                                   (194)                 (691)                   635
------------------------------------------------------------------------------------
Total                            $3,482                $5,354                 $5,519
------------------------------------------------------------------------------------

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:
-------------------------------------------------------------------------------------
December 31,                                                 1994                1993
-------------------------------------------------------------------------------------
(in thousands)
Deferred tax assets:
  Allowance for loan losses                                $3,528              $3,388
  Unrealized depreciation of
   securities available for sale                            2,951                   -
  Deferred compensation                                       310                 303
  Postretirement benefit obligation                           224                 106
  Other                                                       214                 275
-------------------------------------------------------------------------------------
Total gross deferred tax assets                             7,227               4,072
-------------------------------------------------------------------------------------
Deferred tax liabilities:
  Premises and equipment, primarily due
   to accelerated depreciation and valuation allowances       313                 504
  Differences in assigned values and tax bases of
    assets recognized in a purchase business combination      385                 726
  Unrealized appreciation of securities available for sale      -                 552
  Securities discount accretion                               265                  77
  Other                                                       375                  21
-------------------------------------------------------------------------------------
Total gross deferred tax liabilities                        1,338               1,880
-------------------------------------------------------------------------------------
Net deferred tax assets                                    $5,889              $2,192
-------------------------------------------------------------------------------------

    Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary.

     The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% for 1994 and 1993 and 34% for 1992, to income before taxes:
-----------------------------------------------------------------------------------------
Year ended December 31,                      1994               1993                1992
-----------------------------------------------------------------------------------------
(in thousands)
Federal income tax at
  statutory rate                           $3,497             $4,851              $4,611
Benefit of federal tax rates below
  statutory rate                             (100)              (100)                  -
Tax exempt income                            (428)              (370)               (686)
Non-deductible expenses                       212                186                 208
State taxes, net of
  federal tax benefit                         468                705                 855
Tax effect of intangible
  amortization not currently
  recorded for financial                        _                  -                 335
  reporting purposes
Other, net                                    (167)                82                 196
------------------------------------------------------------------------------------------
Income taxes                                $3,482             $5,354              $5,519
------------------------------------------------------------------------------------------

        Significant components of deferred income tax provisions in thousands of dollars, as previously required under APB 11 for the year ended December 31,
1992, are as follows:
-----------------------------------------------
Adjustment to cash basis
  for tax reporting                       $150
Leasing income                             (37)
Accelerated depreciation                   (51)
Provision for loan losses                   46
Deferred compensation                       41
Tax effect of intangible amortization
  not currently recorded for financial
  reporting purposes                       449
Other, net                                  37
-----------------------------------------------
Deferred income taxes                     $635
-----------------------------------------------

NONINTEREST EXPENSE
Included in the other operating expense category are supplies, communication and promotional expense of $2.6 million, $2.9 million, and $2.8 million; and professional fees of $3.0 million, $3.0 million, and $3.3 million, in years 1994, 1993, and 1992, respectively.

     In 1993 the Company outsourced its data processing functions and entered into a five year contract for data processing services which includes a minimum base dollar amount and a variable portion determined by the number of transactions in excess of a specified level. Included in the other operating expense category are data processing fees of $1.1 million and $0.2 million, in years 1994 and 1993, respectively. No such fees were incurred in 1992. The future minimum annual commitments as of December 31, 1994 were as follows;
1995--$1.2 million, 1996--$1.2 million, 1997--$1.1 million, and
1998--$0.7 million. The Company will require similar services after the existing contract expires in August, 1998.

RESTRUCTURING EXPENSE
In 1994, the Company implemented a restructuring plan that included a reduction in the work force and the closing of three offices. A charge of $1.2 million, related to the termination benefits for 35 employees who were terminated during 1994 after the adoption of the exit plan in branches and consolidations relating to headquarter functions, was recognized. Exit costs relating to the closure of three offices and professional fees relating to the terminations totalled $1.1 million, including $0.7 million for the impairment of long-lived assets. One office has been closed and disposed of, the second has been converted to an automated facility in order to allow a limited level of service to the community, and the third is scheduled for closure in January 1995, with disposition to occur as expediently as possible thereafter.

     During 1994, termination benefits of $0.3 million and exit costs totalling $0.1 million were paid and charged to the liability under the restructuring plan. Long-lived assets were disposed of at a loss of $0.2 million which was charged to the valuation allowance related to the restructuring. No adjustments have been made to either the restructuring liability or the valuation allowance related to the impairment of long-lived assets due to the restructuring.

COMMITMENTS AND CONTINGENT LIABILITIES
The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit standards in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 1994, off-balance sheet commitments to extend credit amounted to $85.5 million secured by $52.9 million in collateral value. The amount of standby letters of credit at December 31, 1994, amounted to $2.5 million secured by $.2 million in cash.

     At December 31, 1994 and 1993, the Company holds no off-balance sheet derivative financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, or interest rate caps and floors, and was not subject to the market risk associated with such derivative financial instruments. As discussed previously, the Company's only financial instruments with off-balance sheet risk are commitments to extend credit and standby letters of credit. These off-balance sheet items are shown in the Company's consolidated balance sheet upon funding.

     In the normal course of business there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Company.

STOCKHOLDERS' EQUITY
The Company has a Dividend Reinvestment Plan for stockholders under which 1,704 shares of common stock were issued in 1994 and 35,721 were issued in 1993. There were 134,003 shares of common stock reserved for future issuance under the plan at December 31, 1994.

     Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years or when the Bank fails to meet certain minimum regulatory capital standards.
At December 31, 1994, the Bank has the ability to pay $9.0 million in dividends to the Company without obtaining prior regulatory approval. Under the State of Delaware Business Corporation Law, the
Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

     Under various regulatory guidelines, the Bank and the Company are required to maintain certain minimum regulatory capital ratios referred to as Tier 1 Capital Ratio, Total Risk-Based Capital Ratio, and Tier 1 Leverage Ratio. The minimum Tier 1 Capital Ratio and
Total Risk-Based Capital Ratio regulatory guidelines required at December 31, 1994 are 4% and 8%, respectively. The Tier 1 Leverage
Ratio regulatory guideline is 4%. The Bank and the Company are substantially in excess of these guidelines at December 31, 1994.

     The Company currently is authorized to issue 2 million shares of preferred stock, no par value, $1.00 stated value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications, and restrictions for each series of preferred stock issued. In November 1994, the Company adopted a Stockholder Rights Plan (Plan) designed to ensure that any potential acquiror of the Company negotiate with the Board of Directors and that all Company stockholders are treated equitably in the event of a takeover attempt. At that time, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar Rights are attached to each share of the Company's common stock issued after November 15, 1994, subject to adjustment. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, begins a tender or exchange offer for 25 percent or more of the Company's outstanding common stock, or an adverse person, as declared by the Board of Directors, acquires 10 percent or more of the Company's outstanding common stock.
Additionally, until the occurrence of such an event, the Rights are not severable from the Company's common stock and, therefore, the Rights will be transferred upon the transfer of shares of the Company's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, no par value, and $1.00 stated value per share of the Company at a price of $100.

     The Plan also provides that upon the occurrence of certain specified events, the holders of Rights will be entitled to acquire additional equity interests, in the Company or in the acquiring entity, such interests having a market value of two times the Right's exercise price of $100. The Rights, which expire November
14, 2004, are redeemable in whole, but not in part, at the Company's option prior to the time they are exercisable, for a price of $0.01 per Right.

PENSION AND OTHER EMPLOYEE BENEFIT PLANS
PENSION PLAN
The Company has a qualified, noncontributory pension plan covering substantially all employees. Benefits paid from the plan are based on age, years of service, compensation prior to retirement, social security benefits, and are determined in accordance with defined formulas. The Company's policy is to fund the pension plan in accordance with ERISA standards. The net pension expense and the funded status of the plan are as follows:

--------------------------------------------------------------------------------
Year ended December 31,                1994              1993              1992
--------------------------------------------------------------------------------
(in thousands)
Service cost                        $   609           $   496           $   406
Interest cost                           736               732               717
Actual return on plan assets             25              (763)           (1,519)
Net amortization and deferral        (1,189)             (350)              527
Administrative cost                       -                 -                20
--------------------------------------------------------------------------------
Net pension cost                    $   181           $   115           $   151
--------------------------------------------------------------------------------
-------------------------------------------------------------------------
December 31,                                      1994              1993
-------------------------------------------------------------------------
(in thousands)
Plan assets, fair value of primarily
 listed stocks and fixed income securities     $12,139           $12,229
-------------------------------------------------------------------------
Actuarial present value of benefits for
 services rendered to date:
 Accumulated benefit obligation,
  including vested benefits of $8,435
  in 1994 and $9,414 in 1993                     8,532             9,596
 Additional benefits based on estimated
  future salary levels                             833               655
-------------------------------------------------------------------------
Projected benefit obligation                     9,365            10,251
-------------------------------------------------------------------------
Excess of plan assets over
 projected benefit obligation                    2,774             1,978
Unrecognized net actuarial gain                 (1,886)           (1,378)
Unamortized prior service cost                   1,053             1,109
Unamortized transition asset                    (1,631)           (1,740)
-------------------------------------------------------------------------
Prepaid (accrued) pension cost included
 in other assets (liabilities)                $    310          $    (31)
-------------------------------------------------------------------------
Weighted average discount rate                    8.75%             7.50%
Assumed increase in future salary                 4.00%             4.00%
Expected rate of return on plan assets            9.00%             9.00%
-------------------------------------------------------------------------

24
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
In 1993 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106), which requires the accrual of nonpension benefits over the employees' active service period, defined as the date of employment up to the date of the employees' eligibility for such benefits. The Company provides certain health care benefits for retired employees. The health care plans are contributory for participating retirees and also requires them to absorb deductibles and coinsurance with contributions adjusted annually to reflect cost-sharing provisions and benefit limitations. Substantially all of the employees may become eligible for these benefits if they reach normal retirement age while working for the Company or its subsidiaries. The benefits are provided through self-insured plans administered by insurance companies, whose premiums are based on the claims paid during the year. The Company funds the cost of post retirement health care as benefits are paid. As permitted by SFAS 106, the Company elected to recognize the transition obligation in the statements of financial position and income on a delayed basis over the plan participant's future service periods, estimated to be twenty years. The net postretirement health benefits expense and funded status are as follows:

------------------------------------------------------------------------------
Year ended December 31,                           1994               1993
------------------------------------------------------------------------------
(in thousands)
Service cost                                   $   102            $    55
Interest cost                                      178                179
Actual return on plan assets                         -                  -
Amortization of transition obligation              105                105
Net, other                                           -                (79)
------------------------------------------------------------------------------
Net postretirement benefit cost                $   385            $   260
------------------------------------------------------------------------------
------------------------------------------------------------------------------
December 31,                                      1994               1993
------------------------------------------------------------------------------
(in thousands)
Fair value of plan assets                    $       -           $      -
------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retired participants                           1,090              1,031
  Fully eligible participants                      213                548
  Other active participants                        840                679
------------------------------------------------------------------------------
Projected postretirement benefit obligation      2,143              2,258
------------------------------------------------------------------------------
Unrecognized net actuarial gain                    297                  -
Unrecognized prior service cost                      -                  -
Unrecognized transition obligation              (1,893)            (1,998)
------------------------------------------------------------------------------
Liability for postretirement benefit cost
 included in other liabilities                 $   547            $   260
------------------------------------------------------------------------------
Weighted average discount rate                    8.75%              8.50%
------------------------------------------------------------------------------

     The Company will use a health care trend rate in calculating its postretirement benefit obligation of 10.5% for 1995, grading down uniformly to 5.5% for 2005 and thereafter.

     The effect of a one-percentage-point increase in the assumed health care cost trend rates for each future year on the aggregate of the service and interest cost components of net periodic postretirement health care benefit cost and the accumulated postretirement benefit obligation for health care benefits would increase these amounts for 1994 by 13%, to $0.3 million, and by 10%, to $2.4 million, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN
The Company has a qualified Employee Stock Ownership Plan for employees who meet certain age and service requirements under which contributions are made by the Bank to a separate trust for the benefit of participating employees. Provisions for contributions to the Plan amounted to $0.5 million in 1994, $0.6 million in 1993, and $0.7 million in 1992.

STOCK OPTION PLANS
The Company has two stock option plans. At December 31, 1994, there are 769,915 shares of the Company's common stock reserved for issuance under the plans. The 1993 Stock Option Plan amended the prior Stock Option Plan, so that no further options or stock appreciation rights (SARs) could be granted under the earlier plan. Additionally, the amendment provided for the dissolution of the in-tandem feature of previously granted options and SARs, the cancellation of previously granted SARs, and granting of replacement options in a ratio of seven-tenths of an option for each SAR surrendered. During 1993 all of the in-tandem SARs outstanding were exchanged for options on 93,773 shares. Accrued SARs compensation expense was $-0- in 1994, $-0- in 1993, and $0.1 million in 1992.

     Under the terms of the Stock Option Plans, options were granted to key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock on the date of the grant. Under the plans, options may be designated as Incentive Stock Options or as Nonqualified Stock Options. Options granted terminate eight or ten years from the date of the grant.

Changes in options and shares under options are:
------------------------------------------------------------------------------------------------------------------
                                                      No. of                No. of                         Price
                                                      Shares                 SARs                        per Share
------------------------------------------------------------------------------------------------------------------
Shares under option at:
  December 31, 1994                                  355,667                    -                    $ 9.46-$16.90
  December 31, 1993                                  395,466                    -                    $ 9.46-$15.54
  December 31, 1992                                  293,497              148,643                    $ 9.46-$13.06
Options granted and SARs granted and SARs exchanged:
  1994                                                79,485                    -                    $14.94-$16.90
  1993                                               181,412             (140,727)                   $ 9.46-$15.54
  1992                                                93,131               46,565                    $ 9.71-$ 9.93
Options and SARs exercised:
  1994                                                89,332                    -                    $ 9.46-$13.06
  1993                                                67,407                7,916                    $ 9.46-$13.06
  1992                                                15,011                1,408                    $ 9.93-$12.44
Options and SARs lapsed:
  1994                                                29,951                    -                    $ 9.93-$16.90
  1993                                                11,994                    -                    $ 9.93-$13.06
  1992                                                23,087               18,211                    $ 9.93-$13.06
------------------------------------------------------------------------------------------------------------------

PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
---------------------------------------------------------------------------------------------------
December 31, (in thousands)                                              1994                  1993
---------------------------------------------------------------------------------------------------
ASSETS
 Cash                                                                $     24             $      24
 Due from subsidiary bank                                                  67                    15
 Short-term securities available for sale                               1,300                 1,850
 Securities available for sale                                          7,041                 7,051
 Loans                                                                     54                     -
 Investment in subsidiary bank                                         93,434                96,504
 Other assets                                                             119                   118
---------------------------------------------------------------------------------------------------
Total assets                                                         $102,039              $105,562
---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                                    $    161              $    168
Long-term debt                                                          3,571                 4,286
---------------------------------------------------------------------------------------------------
Total liabilities                                                       3,732                 4,454
Stockholders' equity                                                   98,307               101,108
---------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                           $102,039              $105,562
---------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                  1994                  1993               1992
-----------------------------------------------------------------------------------------------------------------------
(in thousands)
Interest and dividends on securities                                 $    291              $    349           $    348
Gains on sale of securities available for sale                              -                   185                  -
Income from subsidiary bank:
Current year income of subsidiary bank:
   Distributed                                                          5,000                 5,000              4,250
   Undistributed                                                        1,975                 3,674              4,028
-----------------------------------------------------------------------------------------------------------------------
                                                                       72,266                 9,208              8,626
Interest expense                                                          447                   527                545
Operating expense                                                         617                   270                184
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              6,202                 8,411              7,897
Credit for income taxes                                                  (306)                  (94)              (146)
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                           $  6,508              $  8,505           $  8,043
-----------------------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------
Year ended December 31, (in thousands)                                   1994                  1993               1992
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                           $  6,508              $  8,505           $  8,043
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Amortization of premiums and accretion of discounts on securities        13                    11                  -
  Realized gains on sale of securities available for sale                   -                  (185)                 -
  (Increase) decrease in other assets                                      (6)                  (13)                 5
  Increase (decrease) in other liabilities                                 (8)                   (2)                12
   Undistributed net income of subsidiary bank                         (1,975)               (3,674)            (4,028)
   Other                                                                    1                   (43)                 -

-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               4,533                 4,599              4,032
Investing Activities:
Securities available for sale:
 Proceeds from maturities                                               1,000                 1,000                500
 Proceeds from sales of securities                                          -                 4,896                  -
 Purchases                                                             (1,001)               (9,775)                 -
Other, net                                                                (49)                    -                  -
-----------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                      (50)               (3,879)               500
Financing Activities:
Repayment of long-term debt                                              (714)                 (714)                 -
Net sales of common stock and treasury stock                             (662)                1,136              1,124
Cash dividends and payment for fractional shares                       (3,605)               (3,314)            (2,981)
-----------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                  (4,981)               (2,892)            (1,857)
-----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     (498)               (2,172)             2,675
Cash and cash equivalents at beginning of year                          1,889                 4,061              1,386
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $  1,391              $  1,889           $  4,061
-----------------------------------------------------------------------------------------------------------------------

FAIR VALUES OF FINANCIAL INSTRUMENTS
A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that imposes the obligation to deliver, receive, or exchange cash or other financial instruments between willing entities on potentially favorable or unfavorable terms. The Company held no off-balance sheet derivative financial instruments at December 31, 1994 and 1993. The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD For these short-term instruments, carrying value approximates fair value.

SECURITIES Fair values for securities are based on quoted market prices or dealer quotes, where available. Where quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

LOANS For variable-rate loans that reprice frequently and have no significant credit risk, fair values are based on carrying values. The fair values for fixed-rate loans are estimated through discounted cash flow analyses using interest rates currently being offered for loans with similar terms and credit quality. The fair value of loans available for sale on an aggregate basis, are based on quoted market prices.

     Nonperforming loans are valued based upon recent loss history for similar loans.

ACCRUED INTEREST RECEIVABLE AND PAYABLE For these short-term instruments, carrying value approximates fair value.

DEPOSITS The fair values disclosed for savings accounts, money market accounts and noninterest bearing accounts are, by definition, equal to their carrying values at the reporting date.
The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow analysis that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

SHORT-TERM BORROWINGS For short-term borrowings, carrying value approximates fair value.

LONG-TERM DEBT The fair value of long-term debt has been estimated using discounted cash flow analyses that apply interest rates currently being offered for notes with similar terms.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT The fair value of commitments to extend credit and standby letters of credit are estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparts.

ESTIMATED FAIR VALUES OF THE COMPANY'S FINANCIAL INSTRUMENTS
---------------------------------------------------------------------------------------------------------------
December 31,                                              1994                                    1993
---------------------------------------------------------------------------------------------------------------
                                               Carrying             Fair              Carrying             Fair
(in thousands)                                   Amount            Value                Amount            Value
---------------------------------------------------------------------------------------------------------------
Financial Assets
Cash and due from banks                        $ 42,110         $ 42,110              $ 31,268         $ 31,268
Federal funds sold                                    -                -                 3,000            3,000
Loans available for sale                         10,921           10,921                10,003           10,003
Securities available for sale                   109,777          109,777               209,687          209,687
Securities held to maturity                     272,466          261,913               108,077          111,049
Loans
  Commercial, financial and agricultural         215,380         208,650               206,837          205,510
  Real estate mortgage                           129,275         126,588               136,103          137,704
  Consumer                                       230,063         227,933               216,920          218,131
---------------------------------------------------------------------------------------------------------------
    Total loans                                  574,718         563,171               559,860          561,345
  Less: allowance for loan losses                  9,026               -                 8,652                -
---------------------------------------------------------------------------------------------------------------
    Net loans                                    565,692         563,171               551,208          561,345
Accrued interest receivable                        9,417           9,417                 7,285            7,285
---------------------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES
Deposits
  Interest bearing:
    Savings and money market                     369,456         369,456               418,395          418,395
    Certificates of deposit                      299,551         298,054               276,675          278,881
   Noninterest bearing                           122,436         122,436               112,158          112,158
---------------------------------------------------------------------------------------------------------------
    Total deposits                               791,443         789,946               807,228          809,434
Short-term borrowings                            140,587         140,587                26,701           26,701
Long-term debt                                     8,734           8,841                14,457           15,576
Accrued interest payable                           1,754           1,754                 1,579            1,579
---------------------------------------------------------------------------------------------------------------
Unrecognized Financial Instruments:
    Commitments to extend credit                  85,484          86,308                76,052           76,771
    Standby letters of credit                   $  2,504       $   2,534             $   2,083        $   2,108
---------------------------------------------------------------------------------------------------------------

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the two years ended December 31, 1994 is summarized as follows:
-----------------------------------------------------------------------------------------------------------------
1994                                                        First          Second           Third         Fourth
-----------------------------------------------------------------------------------------------------------------
(in thousands,except per share data)
Interest and fee income                                   $16,445         $17,304         $18,283        $18,406
Interest expense                                            5,617           6,142           6,708          7,275
Net interest income                                        10,828          11,162          11,575         11,131
Provision for loan losses                                     810             942             872            447
Noninterest income excluding
  securities gains                                          1,881           1,884           1,808            911
Securities gains                                              555               -               -              -
Noninterest expense                                         9,495           9,156          10,967          9,056
Net income                                                  1,803           1,814           1,002          1,889
Net income per common share                               $  0.22         $  0.22         $  0.13        $  0.23
Return on average assets                                     0.76%           0.72%           0.38%          0.73%
Return on average equity                                     7.24%           7.32%           4.00%          7.59%
Average common shares outstanding                           8,162           8,132           8,072          8,066
-----------------------------------------------------------------------------------------------------------------
1993                                                        First          Second           Third         Fourth
-----------------------------------------------------------------------------------------------------------------
Interest and fee income                                   $16,748         $16,469         $16,921        $16,819
Interest expense                                            5,753           5,770           5,848          5,829
Net interest income                                        10,995          10,699          11,073         10,990
Provision for loan losses                                     879             628             492            282
Noninterest income excluding
 securities gains                                           1,874           2,053           2,145          2,036
Securities gains                                                -             228             758            587
Noninterest expense                                         8,618           8,965          10,001          9,714
Net income                                                  2,160           2,010           2,171          2,164
Net income per common share                               $  0.27         $  0.25         $  0.26        $  0.27
Return on average assets                                     1.01%           0.91%           0.93%          0.90%
Return on average equity                                     9.29%           8.41%           8.82%          8.67%
Average common shares outstanding                           7,999           8,073           8,118          8,084
-----------------------------------------------------------------------------------------------------------------

MANAGEMENT'S STATEMENT OF RESPONSIBILITY

     Responsibility for the integrity, objectivity, consistency, and fair presentation of the financial information presented in this Annual Report rests with NBT Bancorp Inc. management. The accompanying financial statements and related information have been prepared in conformity with generally accepted accounting principles consistently applied and include, where required, amounts based on informed judgments and management's best estimates.

     Management maintains a system of internal controls and accounting policies and procedures to provide reasonable assurance of the accountability and safeguarding of Company assets and of the accuracy of financial information. These procedures include management evaluations of asset quality and the impact of economic events, organizational arrangements that provide an appropriate segregation of responsibilities and a program of internal audits to evaluate independently the adequacy and application of financial and operating controls and compliance with Company policies and procedures.

     The Board of Directors has appointed an Audit Committee composed entirely of directors who are not employees of the Company. The Audit Committee is responsible for recommending to the Board the independent accounting firm to be retained for the coming year, subject to stockholder ratification. The Audit Committee meets periodically, both jointly and privately, with the independent public accountants, with our internal auditors, as well as with representatives of management, to review accounting, auditing, internal control structure and financial reporting matters. The Committee reports to the Board on its activities and findings.

/s/Daryl R. Forsythe
--------------------
   Daryl R. Forsythe
President and Chief Executive Officer

/s/Richard I. Linhart
---------------------
   Richard I. Linhart
Vice President,
Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
NBT Bancorp Inc.:

     We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiary as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for securities to adopt the provisions of Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at December 31, 1993. Also, as discussed in the notes to the consolidated financial statements, the Company changed its method of accounting for postretirement benefits other than pensions to adopt the provisions of Statement of Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" at January 1, 1993.

/s/KPMG Peat Marwick LLP
------------------------
   KPMG Peat Marwick LLP

Syracuse, New York
January 20, 1995

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------
(in thousands,except per share data)            1994             1993             1992             1991            1990
------------------------------------------------------------------------------------------------------------------------
Year ended December 31
Interest and fee income                     $ 70,438         $ 66,957         $ 69,208         $ 78,628        $ 82,949
Interest expense                              25,742           23,200           27,194           38,294          42,769
Net interest income                           44,696           43,757           42,014           40,334          40,180
Provision for loan losses                      3,071            2,281            2,362            3,282           2,181
Noninterest income excluding
     securities gains                          6,484            8,108            8,895            7,311           7,238
Securities gains                                 555            1,573            1,108              475               2
Noninterest expense                           38,674           37,298           36,093           34,531          34,191
Income before income taxes                     9,990           13,859           13,562           10,307          11,048
Net income                                     6,508            8,505            8,043            7,179           7,540
------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE*
Net income                                    $ 0.80          $  1.05          $  1.02          $  0.92         $  0.97
Cash dividends declared                       $ 0.449         $  0.413         $  0.376         $  0.355        $  0.338
Book value at year end                        $12.27          $ 12.58          $ 11.82          $ 11.18         $ 10.62
Tangible book value                           $11.04          $ 10.95          $  9.64          $  8.43         $  7.26
Average common shares outstanding              8,108            8,070            7,920            7,804           7,786
------------------------------------------------------------------------------------------------------------------------
STOCK INFORMATION
Stock dividends distributed                        5%               5%               5%               5%              5%
Stock splits distributed                        None             None             None             None         3 for 2
------------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31
Assets available for sale                 $  120,698         $219,690         $ 39,590                -               -
Securities held to maturity                  272,466          108,077          215,515          207,991         215,400
Loans                                        574,718          559,860          539,283          527,755         524,250
Allowance for loan losses                      9,026            8,652            9,245            9,845          10,483
Total assets                               1,044,557          953,907          868,616          838,884         849,942
Deposits                                     791,443          807,228          740,749          722,820         748,363
Short-term borrowings and long-term debt     149,321           41,158           26,738           21,700          12,076
Total stockholders' equity                    98,307          101,108           94,012           87,826          82,405
------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
Return on average assets                        0.64%            0.93%            0.94%            0.85%           0.91%
Return on average equity                        6.53%            8.79%            8.89%            8.45%           9.42%
Net interest margin                             4.81%            5.26%            5.52%            5.64%           5.71%
Tier 1 leverage ratio
 (Regulatory guideline 4%)                      9.05%            9.24%            9.01%            7.92%           6.70%
Tier 1 risk-based capital ratio
(Regulatory guideline 4%)                      16.09%           15.40%           15.30%           14.12%          12.66%
Total risk-based capital ratio
 (Regulatory guideline 8%)                     17.35%           16.66%           16.61%           14.12%          12.66%
------------------------------------------------------------------------------------------------------------------------
*All per share data has been restated to give retroactive effect to stock dividends and splits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PERFORMANCE OVERVIEW

In December 1994, NBT distributed a 5% stock dividend for the thirty-fifth consecutive year. Throughout this discussion, amounts per common share and common shares outstanding have been retroactively adjusted to reflect these stock dividends.

     Net income was $6.5 million for 1994, $8.5 million for 1993, and $8.0 million for 1992. Net income per share was $0.80 for 1994, compared to $1.05 for 1993, and $1.02 for 1992.

     Return on average assets was 0.64%, 0.93%, and 0.94% for the years ended December 31, 1994, 1993, and 1992, respectively. Return on average equity for the same periods was 6.53%, 8.79%, and 8.89%, respectively.

     In 1994, NBT recognized that its ongoing overhead structure was misaligned with its present level of business. In response to divergent opportunities and market forces, a number of initiatives were taken to improve earnings prospects through a cost cutting and market repositioning plan that reallocates resources to streamline operations and adjust spending and employment levels to remain competitive. During the second half of 1994, the Company announced and implemented restructuring plans which included branch closures and reduced hours resulting in a reduction in the work force of approximately 10%, 60 full-time equivalent positions, of which 35 were terminations. The plan resulted in the closing of the Proctor, Wilmington and Gloversville downtown offices in conjunction with enhancements at nearby offices or conversion to automated facilities. The restructuring involved charges to earnings for the year ended December 31, 1994, of $2.3 million pre-tax, $1.3 million after-tax.

     NBT has continued its strategy of gaining strength through geographic diversification. Since the start of 1993, the Company has added five community banking offices to its network. Included are a business banking center established in Binghamton in the first quarter of 1993, and converted to a full-service banking office in the second quarter of 1994, one office acquired in the Plattsburgh market in the second quarter of 1993, two offices acquired in the Plattsburgh market in the third quarter of 1993, and a new business banking center established in Vestal, opened in April 1994. In October 1994, the Utica Business Park office was opened, serving as the Oneida County regional headquarters and a business banking center.

     The Bank has a strong community reinvestment focus and follows the practice of reinvesting funds, generated by the communities it serves, within these same communities, lending only within its market area and viewing such loans as community investments. In response to the needs of these communities in 1994, NBT committed to a program of targeted community lending extending over a five year period. Funds totalling $40 million have been made available as three separate programs for qualified projects. The funds are allocated within all geographic areas NBT serves and are alloted $15 million to an affordable housing program, $10 million for a property improvement program, and $15 million for a small business loan program.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the difference between interest and fees earned on loans, securities and short-term investments, and the interest paid on deposits and borrowed funds. Net interest income is affected by a number of factors including the volume, pricing, and maturity of earning assets and interest bearing liabilities, interest rate fluctuations, and asset quality. In the following discussion, interest income is presented on a fully taxable equivalent (FTE) basis applying the statutory Federal income tax rate of 35% for 1994 and 1993, and 34% for 1990 through 1992.

     FTE net interest income achieved a record level for 1994. Between 1994 and 1993, FTE net interest income increased 2% to $45.4 million. This increase occurred despite the decline in net interest margin to 4.81% for 1994, from 5.26% for 1993, and 5.52% for 1992. A strong net interest margin, FTE net interest income as a percentage of average earnings assets, is critical to the ability to cover operating expenses and produce an acceptable return on assets. The change in net interest margin reflects the sustained low interest rate environment the U.S. economy has experienced, starting in 1991 and continuing until the increase in rates which began in February 1994, and continued through the year. During this extended declining and low interest rate period, various assets matured or were paid down and new loans and investment purchases were made at lower rates. Additionally, increased competitiveness in the financial services industry effected the pricing of loans. This decline, which was partially offset by an 12% increase in earning assets funded primarily by short-term borrowings, put pressure on net interest income, the difference in interest income on earning assets and interest expense on deposits and borrowings, and compressed net interest margin, the return on earning assets.

     The Company manages its exposure to economic loss from fluctuations in interest rates (interest rate risk) through an active program of asset-liability management within guidelines established by its Asset-Liability Management Committee (ALCO). The ALCO has the responsibility for approving the asset-liability strategy of the Company, approving changes in the balance xheet that would result form strategic decisions, approving strategies to improve balance sheet positioning and earnigns, and reviewing the interest rate sensitivity position of the Company. Through its asset-liability management process, the ALCO monitors the rate sensitivity of the balance sheet closely during the year. In 1994 it was determined that the balance sheet had excess asset sensitiviey which would have a negative effect on the net interest margin as rates decline.

[PIE CHART APPEARS HERE]

                      1994 AVERAGE EARNING ASSETS MIX
           Category                                                          Percent of Total
           --------                                                          ----------------
           Loans                                                                   61.0%
           Securities available for sale                                           14.5%
           Securities held to maturity                                             24.5%

                      1994 FUNDING MIX OF AVERAGE LIABILITIES
[PIE CHART APPEARS HERE]
           Category                                                          Percent of Total
           --------                                                          ----------------
           Interest-bearing deposits                                               77.3%
           Noninterest-bearing deposits                                            13.1%
           Borrowings                                                               9.6%

     During 1994, the ALCO undertook several strategic actions to improve net interest income, and reduce the level of sensitivity, employing strategies which, because of the rate environment and portfolio maturities of higher yielding funds purchased previously, would not necessarily improve net interest margin. Remaining well within its established liquidity guidelines, the Bank utilized $60 million of its access to lower cost funds to purchase securities to be held to maturity yielding a higher rate than its incremental borrowing rate and improving net interest income. This leveraging of the balance sheet had a positive impact on net interest income.

     In 1993, FTE net interest income was $44.4 million, up 3% from the 1992 amount of $43.1 million. Several strategic transactions were made during 1992 and 1993, whereby shorter term U.S. treasury securities were sold and reinvested in longer term government agency mortgage backed securities at then current lower yields. This strategy was implemented to sustain the continued yield stream at levels anticipated to be greater than those in effect when the sold securities would have matured. Interest rates paid on deposits from 1991 through 1993 were adjusted downward commensurate with the general overall interest rate environment to better match the cost of funds with their potential reinvestment rates. The combination of adjusting deposit rates and changing the composition and extending the maturity in the investment portfolio allowed the Company to maintain a net interest margin of approximately 5.26% for 1993, compared to 5.52% for 1992.

           The most significant impact on the Company's net income between periods is derived from the interaction of changes in the volume of and rates earned on interest earning assets and paid on interest bearing liabilities. The volume of earning securities and loans, compared to the volume of interest bearing liabilities represented by deposits and borrowings, combined with interest rate spread, produces the changes in the net interest income between periods. The table of Changes in Taxable Equivalent Net Interest Income - Rate/Volume Analysis presents the relative contribution of changes in average interest rates and average volume of interest earning assets and interest bearing liabilities on FTE net interest income for 1994 compared with 1993, and 1993 compared with 1992. Changes in interest income and expense arising from the combination of rate and volume variances, which cannot be segregated, are allocated proportionally to rate and volume based on their relative absolute magnitudes. For both comparative periods presented, the growth in FTE net interest income can be attributed almost totally to the growth in the volume of earning assets.

CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME - RATE/VOLUME ANALYSIS
---------------------------------------------------------------------------------------------------
                                                    Increase (Decrease)                          Increase (Decrease)
                                                       1994 over 1993                               1993 over 1992
----------------------------------------------------------------------------------------------------------------------------
(in thousands)                              Volume          Rate         Total           Volume          Rate         Total
----------------------------------------------------------------------------------------------------------------------------
Interest-bearing deposits                  $     2       $     4        $    6          $     2       $     -       $     2
Federal funds sold                             (12)            -           (12)              (3)           (3)           (6)
Other short-term investments
 available for sale                           (259)           54          (205)            (323)         (172)         (495)
Securities available for sale                2,629           222         2,851            4,958             -         4,958
Loans available for sale                       190           139           329              342             -           342
Securities held to maturity:
       Taxable                               2,389          (734)        1,655           (2,554)         (666)       (3,220)
       Tax-exempt                              270          (135)          135             (410)         (832)       (1,242)
Loans                                        1,312        (2,546)       (1,234)           2,163        (5,161)       (2,998)
----------------------------------------------------------------------------------------------------------------------------
Total interest income                        6,521        (2,996)        3,525            4,175        (6,834)       (2,659)
----------------------------------------------------------------------------------------------------------------------------
Money market deposit accounts                 (276)         (436)         (712)             (43)       (1,041)       (1,084)
NOW accounts                                    91          (254)         (163)             209          (672)         (463)
Savings accounts                               256          (513)         (257)             904          (958)          (54)
Certificates of deposit                      1,235          (358)          877              314        (2,910)       (2,596)
Short-term borrowings                        2,405           337         2,742               19           (75)          (56)
Long-term debt                                 187          (132)           55              445          (186)          259
----------------------------------------------------------------------------------------------------------------------------
Total interest expense                       3,898        (1,356)        2,542            1,848        (5,842)       (3,994)
----------------------------------------------------------------------------------------------------------------------------
Change in net interest income               $2,623       $(1,640)       $  983          $ 2,327       $  (992)      $ 1,335
----------------------------------------------------------------------------------------------------------------------------

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses has been established to provide for the estimated potential loss related to the collection of the Bank's loan portfolio. The allowance is maintained at a level considered adequate to provide for loss exposure based on management's estimate of potential future losses considering an evaluation of portfolio risk, prevailing and anticipated economic factors, and past loss experience. Management determines the provision and allowance for loan losses based on a number of factors including a comprehensive in-house loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify potential problem loans, credit concentration, and other risk factors such as current and projected economic conditions locally and nationally. The levels of risk for which allowances are established are based on estimates of probable losses on larger specifically identified loans, and on loan categories analyzed in total where, based on past experience, risk factors can be assessed. General economic trends can greatly affect loan losses and there are no assurances that further changes to the loan loss allowance may not be significant in relation to the amount provided during a particular period. Management does, however, consider the allowance for loan losses to be adequate for the reporting periods based on evaluation and analysis of the loan portfolio.

       Accompanying tables reflect the five years history of net charge-offs and the allocation of the allowance by loan category. The provision for loan losses was $3,071,000 for 1994, compared to $2,281,000 for 1993. Charge-offs increased 1.7% in 1994 to $3,722,000, and recoveries increased 30.4% to $1,025,000. This resulted in the allowance for loan losses increasing $374,000 or 4.3% to $9,026,000 at December 31, 1994, from $8,652,000 at December 31, 1993. The allowance for loan losses at December 31, 1994, represents 1.57% of year-end loans and 165% of non-performing assets. In the opinion of management, asset quality remains high, with non-performing assets totaling $5,480,000 (0.95% of loans) at December 31, 1994, compared with $4,600,000 (0.82% of loans) at December 31, 1993.

ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------------------------------------------------
(in thousands)                                        1994            1993            1992           1991            1990
--------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                        $8,652          $9,245          $9,845        $10,483         $10,604
Loans charged off:
           Real estate mortgages                       154              43              34            170               6
           Commercial
            and agricultural                         1,409           1,222           1,742          1,968             846
           Consumer                                  2,159           2,395           2,107          2,307           2,047
--------------------------------------------------------------------------------------------------------------------------
              Total loans charged off                3,722           3,660           3,883          4,445           2,899
Recoveries:
           Real estate mortgages                         -               2               5             26               1
           Commercial
            and agricultural                           291             267             355             81             184
           Consumer                                    734             517             561            418             412
--------------------------------------------------------------------------------------------------------------------------
              Total recoveries                       1,025             786             921            525             597
--------------------------------------------------------------------------------------------------------------------------
              Net loans charged off                  2,697           2,874           2,962          3,920           2,302
Provision for loan losses                            3,071           2,281           2,362          3,282           2,181
--------------------------------------------------------------------------------------------------------------------------
Balance at end of year                              $9,026          $8,652          $9,245         $9,845         $10,483
--------------------------------------------------------------------------------------------------------------------------
Allowance for loan losses as a percent
 of loans outstanding at end of year                  1.57%           1.55%           1.71%          1.87%           2.00%
Allowance for loan losses
 as a percent of nonperforming loans                   195%            207%            243%           282%            376%
Allowance for loan losses
 as a percent of nonperforming assets                  165%            188%            201%           228%            279%
Nonperforming loans to total loans                    0.81%           0.74%           0.71%          0.66%           0.54%
Nonperforming assets to total assets                  0.52%           0.48%           0.53%          0.52%           0.44%
Net charge-offs as a percentage of
 average loans outstanding                            0.48%           0.52%           0.55%          0.74%           0.44%
--------------------------------------------------------------------------------------------------------------------------

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------------------------------------------
December 31,                      1994                 1993                 1992                 1991                 1990

---------------------------------------------------------------------------------------------------------------------------------
                                     Category             Category             Category             Category             Category
                                      Percent              Percent              Percent              Percent              Percent
(in thousands)            Allowance  of Loans  Allowance  of Loans  Allowance  of Loans  Allowance  of Loans  Allowance  of Loans
---------------------------------------------------------------------------------------------------------------------------------
Real estate
 mortgages                  $   630     22.5%     $  206     24.3%     $  394     29.2%     $  365     16.7%  $ 2,525    48.4%
Commercial
 and agricultural             3,726     37.5%      3,699     36.9%      2,788     30.9%      3,416     48.5%    5,143    12.8%
Consumer                      3,538     40.0%      3,767     38.8%      3,887     39.9%      3,829     34.8%    2,815    37.7%
Leases                            -        -           -        -           -        -           -        -         -     0.1%
Loans to
 depository institutions          -        -           -        -           -        -           -        -         -     1.0%
Unallocated                   1,132        -         980        -       2,176        -       2,235        -         -       -
---------------------------------------------------------------------------------------------------------------------------------
Total                        $9,026    100.0%     $8,652    100.0%     $9,245    100.0%     $9,845    100.0%  $10,483   100.0%
---------------------------------------------------------------------------------------------------------------------------------

ASSET QUALITY

NBT has maintained its focus on sound credit quality in the loan portfolio, reflecting conservative lending practices and policies. The measurement of asset quality is the responsibility of the Company's loan review function which also determines the adequacy of the allowance for loan losses. Loan review utilizes a seven category loan rating system to rate substantially all of its loans based on risks which include internal loan classifications, historical analysis of prior period charge-offs, and evaluation of expected losses on internally classified credits. Loan ratings are continually reviewed to determine their propriety. The banking and credit function is responsible for lending credit policy, systems and procedures, collections, recovery,and workout policies and systems. Based on the portfolio review, the allowance for loan losses was increased to 1.57% of total loans at December 31, 1994, from 1.55% at December 31, 1993, and 1.71% at year end 1992. The allowance has been allocated based on identified problem credits or categorical trends. After allocation, the "Unallocated" portion at December 31, 1994, was approximately $1 million. The unallocated portion is available for further unforeseen or unexpected losses or unidentified problem credits. Management will continue to target and maintain a minimum allowance equal to the allocated requirement plus an unallocated portion, as appropriate.

           Loans ninety days past due and still on accrual status totalled $0.9 million, $3.2 million, and $3.0 million at December 31, 1994,
1993, and 1992; comprising 0.2%, 0.6%, and 0.5% of loans, respectively. The Company did not hold any restructured loans (loans which because of the borrower's financial difficulties, repayment criteria was renegotiated to less than the original agreement terms) at December 31, 1994, 1993, or 1992.

           Loan review's seven rating grade classifications segregate the portfolio assets into three major components: pass, special mention, and classified. The pass category represents a level of credit quality which contains no well-defined deficiency or weakness; this category includes three grades: superior, satisfactory, and watch. The special mention category, as well as grade, does not contain current exposure to a sufficient degree of risk to warrant an adverse classification, but does possess a correctable deficiency or potential weakness deserving management's close attention. The classified category includes three grades: substandard, doubtful, and loss. Substandard assets have a well-defined weakness and the potential for some loss if the weakness is not corrected. Doubtful assets have the added characteristic that collection in full is highly questionable. The loss grade represents assets which are considered uncollectible and of such little value that continuance as an asset, without the establishment of a specific allowance, is not warranted. Classified and special mention loans, not on non-accrual status totalled $26.3 million, $23.3 million, and $21.1 million, 4.6%, 4.2%, and 3.9% of outstanding loans, at December 31, 1994, 1993 and 1992, respectively. A significant portion of the outstanding balances are secured with various forms of collateral. In this regard, management has determined that there are no material adverse trends or material potential losses not already considered in the allowance calculation, nor indications of trends or events that would have a material effect on the Company's operations, capital or liquidity. The Company does not have any material loans classified as doubtful or loss and the loan portfolio does not contain any highly leveraged or foreign loans. A substantial portion of the Company's loans are secured by real estate located in central and northern New York State. Accordingly, the ultimate collectibility of a substantial portion of the Company's portfolio is susceptible to changes in real estate market conditions in those areas.

           Nonperforming assets (NPA) increased to $5.5 million at December 31, 1994, from $4.6 million at December 31, 1993 and the ratio of NPA to loans plus OREO increased to 0.95% from 0.82% for the respective periods. The change was attributable to increased real estate loans in a nonaccrual status and increased OREO related to real estate foreclosures.

NONINTEREST INCOME

Noninterest income decreased $2.6 million, 27.3%, to $7.0 million in 1994, following a $0.3 million decrease to $9.7 million in 1993. Trust income decreased $0.5 million for 1994, compared to 1993, due to decreased personal agency account fees and estate fees. Service charges on deposit accounts of $3 million changed little over the three year period of 1994, 1993 and 1992. During 1994 the Company sold securities carried in its available for sale portfolio at gains totalling $0.6 million as part of its asset-liability management strategy; this was below the level of gains from securities sales for 1993 of $1.6 million.

Other income decreased $1.2 million, 57.1%, to $0.9 million in 1994, following a $0.7 million decrease to $2.1 million in 1993. Loan fees included in other income decreased $0.3 million, 90%, in 1994, compared to 1993, as loan growth slowed. Gains and losses on the sale of real estate loans held for resale reflected a $0.5 million market value loss in 1994, there were no such losses in prior years presented. As credit card processing agents were changed with a different fee structure, merchant credit receipt processing fees decreased $0.5 million in 1994; however, expenses included in other operating expense related to the processing declined as well by $0.4 million, resulting in a net decrease in merchant credit receipt processing income of $0.1 million.

           The 1993 decrease, as compared to 1992, is attributable to a $0.7 million decrease in other income offset by a $0.5 million increase in securities gains. The decline in other income in 1993 from 1992 was primarily attributable to the 1992 sale of the credit card portfolio which resulted in a one time net gain of $0.8 million. In 1992, the Company began utilizing contemporary asset-liability management techniques, implementing processes such as simulation, matched funding matrices, duration, and rate-shock. Analyses in 1993 continued to show the excess asset sensitivity of the Company. Therefore, asset-liability management strategies resulted in the continued lengthening of average maturities in the securities portfolio which was the principal factor resulting in the $1.6 million gain on sales of securities in 1993, and the $1.1 million gain in 1992. Sales of securities in 1993 were made from the "available for sale" category.

NONINTEREST EXPENSE

           Noninterest expense for 1994 was $38.7 million compared with $37.3 million in 1993, an increase of $1.4 million or 3.7%. This follows the $1.2 million, 3.3%, increase between 1993 and 1992.

           In 1994, the Company recorded restructuring charges of $2.3 million pre-tax, $1.3 million after tax, as previously discussed, contributing to increased expense. Noninterest expense includes the pre-tax charge.

           Employee related expenses decreased for 1994 from 1993. Salaries, wages, and benefits are the second largest expense after interest expense. Full time equivalent employees declined throughout 1994, and the December 1994, closing level of full time equivalent employees was 541, the lowest level since 1989. Occupancy expense increased for 1994, compared to 1993, due to increased costs for utilities, property taxes and depreciation related to the finishing of available space and its placement in service during the year at the Norwich headquarters location. These increases affecting occupancy expense were partially offset by reduced depreciation expense on branch facilities being restructured as they were written down to fair market value upon managements' commitment to the restructuring plan. Equipment expense fell for 1994, compared to 1993, as data processing equipment was disposed of and depreciation ceased; and by reduced depreciation expense on equipment at branch locations being restructured as they were written down to fair market value, as previously mentioned.

           FDIC insurance expense increased in 1994, as deposits acquired in the later portion of 1993 were insured for the full year in 1994.
The FDIC is currently assessing the possibility of decreasing its rates during 1995, as the Bank Insurance Fund attains congressionally mandated reserve goals, established during the deposit crisis that began in the prior decade. In addition to cutting assessment rates, the FDIC has proposed increasing the spread in premiums between the healthiest and weakest banks. The Bank is well capitalized and positioned to benefit from such a decrease, should it occur. In the event that the rate reductions do not take place, it is anticipated that FDIC insurance rates for the Bank will continue in 1995 at the same level as 1994 and 1993.

           Other operating expense increased for 1994, compared to 1993, as advertising expense rose $0.2 million, 78%, due to recent marketing efforts. Loan collection and OREO costs increased $0.3 million, 47%, as loan initiation costs fell $0.2 million, 31%. Changes in these items were experienced due to the ongoing soft economic conditions. Increased outside service costs of $0.7 million, 21%, were incurred in 1994.
These increases were due to the third quarter 1993 outsourcing of data processing operations, the 1994 outsourcing of trust tax return preparation, and increased legal fees generated by non-recoverable trust legal costs. As a result of the outsourcing of data processing, the Company established a technology platform to provide the capacity for growth and offer superior customer service on a more cost effective basis. Partially offsetting these increased costs was decreased merchant credit card processing costs as discussed previously. Additionally, in 1993 a loss was incurred on the sale of data processing equipment that did not recur in 1994.

           Intangible amortization expense declined throughout 1994, as some components of intangibles acquired in the acquisition of four commercial banks in 1989 reached the point at which they were fully amortized. A comparison of the intangible amortization expense can be seen in the Notes to Consolidated Financial Statements and such amortization expense is anticipated to decrease to $1.3 million for 1995.

           Several factors contributed to the $1.2 million increase in 1993 expense. The Company added three branches in the Plattsburgh area.
Also, the Company converted and outsourced its data processing systems in the third quarter of 1993 and additional costs were incurred in a variety of areas to implement the conversion to new state-of-the-art integrated systems as well as some overlap in costs during the conversion. Significant annual savings resulted from this change, but only a portion was realized in 1993 as the staff reductions resulting from the outsourcing were implemented late in the third quarter and severance costs associated with the reductions were recorded in 1993.
The Company committed additional resources to its loan origination function to develop the loan portfolio in the current period of general low interest rates and soft loan demand. Loan related expense included in other expense increased $0.5 million from 1992 to 1993.

           Salaries, wages, and benefits increased $0.5 million, 3.0%, in 1993 from 1992. Salaries, wages, and benefits decreased $0.7 million in 1992 reflecting the effect of a cost efficiency program in 1992.
Total staffing, on a full-time equivalent basis, declined from 649 at the beginning of 1992 to 571 at the end of 1992. Staffing increased to 616 at the end of 1993 as a result of the branch additions and resources committed to loan origination as previously discussed.

           Occupancy expense remained stable between 1993 and 1992, at approximately $2 million. Equipment expense was $2.5 million for 1993, down from $2.6 million for 1992, primarily due to reduced data processing equipment expense as the company outsourced its data processing operations. FDIC insurance expense increased 4.2% to $1.7 million in 1993, from $1.6 million in 1992 due to increased deposits.

           Outside professional services were $3.0 million for 1993 and $3.3 million in 1992. There were significant increases in 1992, some of which continued in 1993. The Company has incurred legal fees in defense of litigation by its former CEO. Legal expenses increased as a result of this and other successful defenses. However, none of these pending litigations have resulted, or are expected to result, in material losses. Also, in 1992, the Company employed an outside consultant at a cost of $0.5 million to evaluate the operating efficiency of the Company and assist in evaluating the outsourcing of the data processing operations. Additionally, in 1992, the Company ran a special program to develop Home Equity loans, the cost of which approximated $0.3 million.

           Advertising, supplies, and communication expense amounted to $2.9 million in 1993, comparable with $2.8 million for 1992. All other noninterest expense amounted to $4.1 millon for 1993 and $3.6 million in 1992.

           The expense ratio is computed as total noninterest expense (excluding nonrecurring changes) less noninterest income (excluding net securities gains and losses and nonrecurring income) divided by total average assets. This ratio indicates the cost of supporting the asset base, for this ratio a decrease indicates improvement as expense changes are less than proportional to the asset base. The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by FTE net interest income plus noninterest income (excluding net securities gains and losses and nonrecurring income). The overhead ratio is calculated as total noninterest expense (excluding nonrecurring charges) less noninterest income (excluding net securities gains and losses and nonrecurring income) divided by FTE net interest income. The efficiency and overhead ratios indicate the cost of income production, for these ratios a decrease indicates improvement as expense changes are less than proportional to income changes. Average assets per average full-time equivalent employee measures the staffing level to support the asset base; therefore, an increased ratio reflects improvement indicating increased assets managed by each employee. Since salaries, wages, and benefits, are the second largest expense after interest expense, it is critical to monitor this measurement of productivity. As can be seen in the table following, expense productivity measurements have improved for 1994 as a result of asset growth and increased net interest income.

EXPENSE PRODUCTIVITY MEASUREMENTS
------------------------------------------------------------------------------------------
Year ended December 31,                     1994                 1993                 1992
------------------------------------------------------------------------------------------
Expense ratio                              2.96%                3.21%                3.19%
Efficiency ratio                          70.22%               71.05%               69.48%
Overhead ratio                            65.96%               65.77%               63.18%
Average full-time equivalent
 employees                                  576                  605                  620
Period-end full-time
 equivalent employees                       541                  616                  571
Average assets per average full time
 equivalent employee (millions)            $1.8                 $1.5                 $1.4
------------------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES

The effective tax rate (provision for income taxes as a percentage of income before taxes) was 34.9%, 38.6%, and 40.7% for 1994, 1993, and 1992, respectively. The 1994 provision for income taxes decreased from 1993 primarily due to decreased net income before taxes. During the first quarter of 1993, the Company adopted the provisions of SFAS 109, "Accounting for Income Taxes". The adoption of this standard did not have a material effect on the Company's financial condition or results of operations. The provision for income taxes for 1993 decreased from 1992, despite increased income before taxes. SFAS 109 requires that, upon adoption, temporary tax differences be recorded for assets and liabilities acquired in a purchase business combination whose book values differ from their tax bases and be reversed as they enter into the computation of taxable income. Under the requirements of APB 11 such differences were recognized in provisions for taxes in the year in which they entered into the computation of taxable income. In 1992 $0.4 million relating to such differences was included in the provision for income taxes; such amounts were not required for subsequent years upon the adoption of SFAS 109 as the amounts were removed from deferred tax liabilities.


LOANS AND LOANS AVAILABLE FOR SALE

Modest loan growth continued into 1994 with year-end volume reflecting an increase of $15 million, 3%, over the December 31, 1993 balance. This follows $20 million, 4%, loan growth in 1993. The Northeast U.S. economy remains stagnant, and the soft loan demand in the Company's rural New York market mirrors the region. The 1993 entry into two new major markets, Binghamton, NY and Plattsburgh, NY and increased emphasis in Utica, NY, contributed to commercial loan growth and expanded dealer generated consumer loans in both 1994 and 1993. Real estate loans have decreased as the volume of mortgage refinancing has diminished in response to interest rate increases. The historically low interest rate environment during most of 1994, and all of 1993 and 1992, provided obstacles to increasing real estate loan balances because of the Bank's practice of originating for portfolio only adjustable-rate loans. Fixed-rate loans originated were sold in order to minimize interest rate risk, and fixed-rate loans are typically more popular to borrowers during periods of low interest rates such as experienced in recent years.

     In 1993, the Company increased activities in originating fixed-rate mortgage loans for sale in the secondary market In response to the decreased market demand for mortgage loans in 1994, the Company reduced the level of its activities in this product. During 1994 and 1993, $9 million and $11 million in mortgage loans were sold with servicing retained. A $0.01 million loss was recognized upon sales of mortgage loans in 1994, compared to a $0.1 million gain on sales in 1993. At December 31, 1994, loans available for sale of $11 million include $5.3 million in mortgage loans and $5.7 million in higher education loans. The Company's cost of loans available for sale exceeds their aggregate estimated fair market value at December 31, 1994, and a $0.5 million valuation allowance to record these loans at the lower of cost or fair market value was recorded and is included in the aforementioned balances.

-----------------------------------------------------------------------------------------------------------------------------
                          COMPOSITION OF LOAN PORTFOLIO
------------------------------------------------------------------------------------------------------------------------------
December 31,                       1994                  1993                  1992                 1991                  1990
------------------------------------------------------------------------------------------------------------------------------
(in thousands)
Real estate mortgages          $125,385              $132,941              $156,457             $146,726              $198,378
Commercial real estate
 mortgages                       71,631                88,487                82,509               78,632                31,506
Real estate construction
 and development                  3,890                 3,162                 7,067                7,015                 2,872
Commercial
 and agricultural               143,632               118,143                87,103               87,690                67,782
Consumer loans                  201,359               187,179               175,214              183,482               197,672
Home equity loans                28,704                29,741                30,636               23,823                20,563
Lease financing                     117                   207                   297                  387                   477
Loans to depository
 institutions                         -                     -                     -                    -                 5,000
------------------------------------------------------------------------------------------------------------------------------
Total loans                    $574,718              $559,860              $539,283             $527,755              $524,250
------------------------------------------------------------------------------------------------------------------------------

    Shown in the following table are the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at December 31, 1994. Maturities are based on the earlier of contractual maturities or rate repricing.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
-----------------------------------------------------------------------------------------------------------
                                                     After One Year
Remaining Maturity at                  Within            But Within                 After
December 31, 1994                    One Year            Five Years            Five Years             Total
-----------------------------------------------------------------------------------------------------------
(in thousands)
Floating/adjustable rate:
 Commercial and agricultural         $153,722             $     588               $     -          $154,310
 Lease financing                          117                     -                     -               117
 Real estate mortgages                100,463                 1,689                     -           102,152
 Consumer                              34,138                     -                     -            34,138
-----------------------------------------------------------------------------------------------------------
Total floating rate loans             288,440                 2,277                     -           290,717
Fixed Rate:
 Commercial and agricultural            9,236                32,082                19,635            60,953
 Real estate mortgages                  2,433                 7,510                17,180            27,123
 Consumer                              67,871               119,897                 8,157           195,925
-----------------------------------------------------------------------------------------------------------
Total fixed-rate                       79,540               159,489                44,972           284,001
-----------------------------------------------------------------------------------------------------------
Total loans                          $367,980              $161,766               $44,972          $574,718
-----------------------------------------------------------------------------------------------------------

SECURITIES

The total balance of securities available for sale and held to maturity for 1994, $382 million, increased $64 million, or 20%, from $318 million at December 31, 1993. This increase occurred for two reasons: the lack of high loan demand required the liquidity of the Company be invested in the securities portfolios, and the ALCO strategy employed $60 million of the Company's access to lower cost funds to purchase securities to be held to maturity yielding a higher rate than its incremental borrowing rate, thus improving net interest income. Throughout 1994, a substantial portion of new security purchases has been classified as held to maturity leading to the relative increase in the balance of the held to maturity portfolio. During 1993, securities were transferred from the held to maturity classification to available for sale classification and a substantial portion of new security purchases were classified as available for sale in anticipation of liquidity needs. Securities available for sale are part of the Company's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in pre-payment risk, liquidity management, and other factors.

     At December 31, 1993, the Company adopted the provisions of SFAS 115, as discussed in the Notes to Consolidated Financial Statements. At that date the fair market value of securities available for sale exceeded their amortized cost of $208 million by $2 million in market appreciation. At December 31, 1994, the amortized cost of securities available for sale, $117 million, exceeded their fair market value by $7 million of market depreciation due to increases in short-term interest rates precipitated by the actions of the Federal Reserve Open Market Committee beginning in February 1994.

     Tax-exempt securities averaged $30 million and $26 million for 1994 and 1993, respectively, an increase of $4 million or 19%. Tax-exempt securities comprised 8% of the average securities portfolio for 1994 and 9% for 1993. The percentage decline reflects the overall growth in the portfolio balances. It remains the Bank's practice to invest, subject to availability, in qualified and designated local municipal issues which receive favorable federal income tax treatment. The Bank highly values its business relationships with a variety of municipalities within its local service area and meeting their funding needs through investment in their security issues is a meaningful way to develop such business relationships.

DEPOSITS

Average total deposits for 1994 increased $41 million or 5% from 1993. The increase was spread throughout all components of the portfolio with the exception of money market demand deposits. Deposits at December 31, 1994, $791 million, decreased $16 million or 2%, from December 31, 1993. Recent trends indicate that retail depositor funds carried in savings, NOW, and MMDA accounts during the previously discussed lower interest rate periods, are being moved outside of this financial institution, as rates trend upward.

     Approximately 35% of the portfolio for 1994 consisted of time deposits, 22% savings deposits, 18% money market demand deposits, 11% interest bearing NOW checking deposits, and 14% non interest bearing demand deposits. Comparable 1993 portfolio percentages were 33%, 22%, 22%,
11%, and 14%, respectively.

     In May and August 1993, the Company acquired, in two separate transactions, a total of three community banking offices in the Plattsburgh area from the former National Savings Bank and Key Bank of New York. The assets acquired and liabilities assumed consisted primarily of cash and deposits totalling $84 million. No premium was paid to acquire the aforementioned deposits.

BORROWED FUNDS

Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings, which consist primarily of FHLB advances with an original maturity of one year or less. Total borrowed funds, including long-term debt, have increased. The increase in 1994 was due to borrowings originated in the form of short-term borrowings due to favorable borrowing and potential reinvestment rates. The increase from 1992 to 1993 was due to borrowings originated in the fourth quarter of 1993 in the form of short-term borrowings and long-term debt from the FHLB for similar reasons. The Company continues to remain well within acceptable liquidity guidelines.

CAPITAL AND DIVIDENDS

Stockholders' equity of $98 million represented 9.4% of total assets at December 31, 1994 compared with $101 million, or 10.6%, at December 31, 1993. The decrease in the percentage relationship is due primarily to increased total assets and the mark to market effect of the securities available for sale portfolio. The decrease in dollar amount is due to additional shares held in the treasury and the decline in the current market value of the securities available for sale portfolio for which unrealized loss is reflected, net of taxes, in stockholders' equity. The unrealized loss would only be recognized in income if securities available for sale were, in fact, actually sold. It is highly unlikely that the Company would require such a sale to meet its liquidity needs. Both book and tangible book value have been affected by the aforementioned decline in the current market value of the securities available for sale portfolio; however, tangible book value has increased due to the offsetting decrease in intangible assets through amortization.

     On a per share basis, cash dividends declared have been increased four times since the second quarter of 1993. In November 1994, the Company declared a 5% stock dividend followed by a 10% increase in the cash dividend to $0.12 per share. This was the thirty-fifth consecutive year that the Company declared a stock dividend. In November 1993, the cash dividend increased 5% following a 5% stock dividend and in August 1993, the Company increased its quarterly cash dividend per share 4%, from $0.10 to $0.104. These dividend increases reflect the Company's earnings and capital strength. The dividend payout ratio, total cash dividends paid as a percentage of net income was 55.2% for 1994 and 38.8% for 1993. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

     The accompanying table, "Quarterly Common Stock and Dividend Information," sets forth the high, low and closing sales price for the common stock as reported on the NASDAQ National Market System, and cash dividends declared per share of common stock. At December 31, 1994, the total market capitalization of NBT's common stock was approximately $132 million compared with $139 million at December 31, 1993. The change in market capitalization is due to increased numbers of shares held in the treasury and changes in the market price, adjusted for stock dividends, of the Company's common stock. NBT's price to book value ratio was 1.34, 1.38, and 1.11 at December 31, 1994, 1993 and 1992, respectively. NBT's price was 20, 16, and 13 times earnings for December 31, 1994, 1993 and 1992, respectively.

Quarterly Common Stock and Dividend Information
--------------------------------------------------------------------------------------------------------------
(restated to give retroactive effect to stock dividends)
                                          1994                                           1993
--------------------------------------------------------------------------------------------------------------
                                                              Cash                                        Cash
                                                         Dividends                                   Dividends
Quarter Ending            High        Low      Close      Declared       High        Low      Close   Declared
--------------------------------------------------------------------------------------------------------------
March 31                $17.62     $16.67     $16.67        $0.109     $15.87     $12.02     $15.19     $0.100
June 30                  17.02      14.52      15.71         0.110      16.33      14.74      15.19      0.100
September 30             15.71      14.29      15.24         0.110      15.87      14.97      15.87      0.104
December 31              17.00      15.00      16.50         0.120      17.62      15.65      17.38      0.109
--------------------------------------------------------------------------------------------------------------
For the year            $17.62     $14.29     $16.50        $0.449     $17.62     $12.02     $17.38     $0.413
--------------------------------------------------------------------------------------------------------------

    Capital is an important factor in ensuring the safety of depositors' accounts. During 1994, the Bank earned the highest possible national safety and soundness rating from two national bank-rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality, and security portfolio strength.

     The Company remains well capitalized with capital ratios that are significantly in excess of regulatory guidelines. The Company's Tier
1 and Total Risk Based Capital ratios at December 31, 1994 were 16.1% and 17.4%, respectively, compared with 15.4% and 16.7% at December 31, 1993. Both ratios were well in excess of the minimum Regulatory guidelines of 4% and 8%, respectively. The Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio measure the amount of capital in relation to the degree of risk perceived in assets and off-balance sheet exposure. This concept recognizes that certain higher-risk assets require more capital to support them as compared with lower-risk assets. Both capital and the degree of risk used to weight assets and off-balance sheet items are defined by bank holding company regulatory agencies. As defined, capital may exclude most intangible assets as well as a portion of the allowance for loan losses in excess of delineated percentages of loan balances, unrealized gains and losses on securities available for sale included in stockholders' equity, net of the tax effect, for financial reporting purposes are excluded from capital for the computation of capital adequacy ratios. There are limitations for the amount of the allowance for loan losses that can be considered for capital ratios and there are limitations for the amount of deferred tax assets that can be used to meet capital requirements. For all years presented the Company was permitted to include all of its deferred tax assets in its capital ratio computations. Risk factors used to weight assets and off-balance sheet items range from 0% for cash, amounts due from the Federal Reserve and securities issued by the U.S. Treasury to 100% for certain types of loans and securities. Regulations promulgated by bank and bank holding company regulatory agencies are intended primarily for the protection of the Bank's depositors and customers rather than the holders of the Company's securities.

     The Tier 1 Leverage Ratio compares capital, as defined for regulatory purposes, to average assets without regard to risk weights and certain intangible assets. This ratio measures the utilization of capital to support the balance sheet. The Company's Tier 1 Leverage Ratio at December 31, 1994 and 1993, was 9.1% and 9.2%, respectively, well in excess of the minimum Regulatory guideline of greater than 4%.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Liquidity must also provide the flexibility to implement appropriate strategies and tactical actions. Liquidity requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Interest rate sensitivity management seeks to avoid widely fluctuating net interest margins and to ensure consistent net interest income through periods of changing economic conditions.

     Given the above, liquidity to NBT is defined as the ability to raise cash quickly at a reasonable cost without principal loss. The primary liquidity measurement NBT utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities, depicted previously in this discussion. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. Accordingly, NBT has established borrowing facilities with other banks (federal funds), the Federal Home Loan Bank of New York (short and long-term borrowings which are denoted as Advances), and repurchase agreements with investment companies.

     This Basic Surplus approach enables the Bank to adequately manage liquidity from both tactical and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, NBT is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet as discussed below. Investment decisions and deposit pricing strategies are impacted by the liquidity position.

     At December 31, 1994 and 1993, NBT's Basic Surplus ratios (net access to cash and secured borrowings as a percentage of total assets) were approximately 4% and 26%, respectively, compared to the present internal minimum guideline range of 5% to 7%. During 1994, NBT took steps to absorb its substantial capacity to support income yielding assets, utilizing, and therefore reducing, its Basic Surplus ratio. This was achieved through development of the loan portfolio and management of the securities portfolio, funded by borrowings available to the Bank. The December 31, 1994 Basic Surplus ratio fell below the minimum guideline as the Company drew upon short-term borrowing lines in December. This borrowing was necessary to replace seasonal outflows of municipal deposits during the fourth quarter. These municipal funds flow into the Bank as taxes are collected and flow out as the municipalities make payments over time. Such deposits began to grow once again subsequent to December 31, 1994. The Bank has unused lines of credit available totalling $330 million to meet its short-term liquidity needs and considers the Basic Surplus adequate to meet liquidity needs.

     Interest rate risk is determined by the relative sensitivities of earning asset yields and interest-bearing liability costs to changes in interest rates. Overnight federal funds on which rates change daily and loans which are tied to the prime rate differ considerably from long-term investment securities and fixed-rate loans. Similarly, time deposits over $100,000 and money market deposit accounts are much more interest sensitive than NOW and savings accounts.

    The method by which banks evaluate interest rate risk is to look at the interest sensitivity "gap", the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. The funding matrix depicted in the accompanying table is utilized as a primary tool in managing interest rate risk. The matrix arrays repricing opportunities along a time line for both assets and liabilities. The time line for sources of funds (liabilities and equity) is depicted on the left hand side of the matrix. The longest-term, most fixed-rate sources, are presented in the upper left hand corner while the shorter-term, most variable rate items, are at the lower left. Similarly, uses of funds (assets) are arranged across the top moving from left to right.

     The body of the matrix is derived by allocating the longest fixed-rate funding sources to the longest fixed-rate assets (upper left corner) and shorter-term variable sources to shorter-term variable uses (lower right corner). The result is a graphical depiction of the time periods over which the bank is expected to experience exposure to rising or falling rates. Since the scales of the liability (left) and asset (top) sides are identical, all numbers in the matrix would fall within the diagonal lines if the bank was "perfectly matched" across all repricing/maturity time frames. Numbers outside the diagonal lines represent two general types of mismatches: i) liability sensitive, where rate sensitive liabilities exceed the amount of rate sensitive assets repricing or maturing within applicable time frames (items to the left of/below the diagonal lines) and ii) asset sensitive, where rate sensitive assets exceed the amount of rate sensitive liabilities repricing or maturing within applicable time frames (items to the right of/above the diagonal lines).

     Generally, the lower the amount of this gap, the less sensitive are earnings to interest rate changes. The matrix indicates that NBT is structurally asset sensitive and supports management's contention that the Company is positioned to benefit from a higher interest rate environment. The nature and timing of the bendfit will be initially impacted by the extent to which core deposit and borrowing rates are increased as rates rise.

     While the static gap evaluation of interest rate sensitivity is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. Once the Company determines the extent of gap sensitivity, the next step is to quantify the potential impact of the interest sensitivity on net interest income. NBT runs various earnings simulation scenarios used to evaluate the effect on net interest income in a rising or declining rate environment over an extended time horizon. At December 31, 1994, a 200 basis point gradual increase or decline in interest rates was estimated to have less than a 6.4% impact on net interest income relative to a flat rate environment over the next twelve month period.

[MATRIX GRAPH INSERTED HERE(The diagonals run from the upper left corner to the lower right corner encompassing all amounts with the same top and left axis captions. A shaded box encompasses the upper left amounts for the thirteen through over 60 month captions. The terms long liabilities, short assets and long assets, short liabilities as appear in the upper right and lower left of the matrix, respectively.)]

SUMMARY STATIC GAP FUNDING MATRIX
          (millions)
---------------------------------------------------------------------------------------------------------------------------
              (ASSETS)   OVER 60   37-60    25-36    13-24     7-12     4-6
               -USES-    MONTHS    MONTHS   MONTHS   MONTHS   MONTHS   MONTHS   MAR 95   FEB 95   JAN 95   ONE DAY   TOTALS
---------------------------------------------------------------------------------------------------------------------------
LIABILITIES    TOTALS    144       180      94       121      154      74       35       27       214      2         1,045
 -SOURCES-
---------------------------------------------------------------------------------------------------------------------------
  OVER 60        450     144       180      94        32                                                               450
  MONTHS

  37-60           15                                  15                                                                15
  MONTHS

  25-36           13                                  13                                                                13
  MONTHS

  13-24           33                                  33                                                                33
  MONTHS

   7-12           84                                  28       56                                                       84
  MONTHS

   4-6            52                                           52                                                       52
  MONTHS

  MAR 95         144                                           46      74       24                                     144

  FEB 95          35                                                            11       24                             35

  JAN 95         136                                                                      3       133                  136

  ONE DAY         83                                                                               81      2            83
--------------------------------------------------------------------------------------------------------------------------
  TOTALS       1,045     144       180      94       121      154      74       35       27       214      2         1,045
--------------------------------------------------------------------------------------------------------------------------

FOURTH QUARTER RESULTS

Net income of $1.9 million ($0.23 per share) was realized in the fourth quarter of 1994, representing a 13% decrease from fourth quarter 1993 net income of $2.2 million ($0.27 per share). The earnings include a fourth quarter restructuring charge of $0.9 million pre-tax, $0.5 million after-tax, related to the non-renewal of the contract between the Company and its former CEO. Excluding this charge, net income for the fourth quarter of 1994 would have been $2.4 million ($0.30 per share), the highest quarterly level since the first quarter of 1990.

     Annualized return on average assets and equity were 0.73% and 7.59%, respectively, for the fourth quarter of 1994, compared to 0.90% and 8.67%, respectively, for the fourth quarter of 1993. These measures reflect the effect of reduced net income and the increased asset base of the Company. Increased net interest income and reduced noninterest expenses were offset by increased provisions for loan losses and reduced noninterest income, including the restructuring charge, as the major contributing factors for the decrease in net income.

     FTE net interest income increased 1% or $0.2 million reflecting a 9% increase in the level of average earning assets offset in part by a decrease in net interest margin to 4.64% for the fourth quarter of 1994 compared to 4.99% for the comparable period of 1993. The increased provision for loan losses for the fourth quarter of 1994, as compared to the fourth quarter of 1993, partially reflects the increase in the allowance for loan losses to 1.57% of year end outstanding loans as compared to 1.55% for 1993.

     Fourth quarter noninterest income for 1994 totalled $0.9 million, a decrease of $1.1 million, 55%, from the fourth quarter of 1993.
Trust fees decreased $0.4 million, 62%, in the fourth quarter of 1994 as compared to the comparable period of 1993 due to lower fees on estates and personal agency accounts. Included in other income during the fourth quarter of 1994 is a $0.5 million charge to record real estate loans available for sale at market value as previously discussed, there was no comparable provision in 1993. In the fourth quarter of 1993, $6 million fixed-rate real estate loans available for sale were sold at a $0.1 million gain, there were no comparable gains in 1994. In December 1993, U.S. Treasury and collateralized mortgage obligations carried in the available for sale portfolio with amortized costs totalling $20 million were sold yielding a securities gain of $0.6 million as part of ALCO strategy, the Company's balance sheet asset sensitivity suggested the need to lengthen the asset lives. There were no similar securities transactions during the comparable period of 1994.

     Noninterest expense decreased $0.7 million, 7%, in the fourth quarter of 1994 as compared to the fourth quarter of 1993, despite the previously discussed fourth quarter 1994 restructuring charge included in noninterest expense. All measures of expense productivity showed improvement for the fourth quarter of 1994. The efficiency, overhead, and expense ratios were 66.7%, 64.1%, and 2.8%, respectively, for the fourth quarter of 1994, compared to 73.7%, 68.9%, and 3.2%, for the comparable quarter of 1993.

     Employee related expenses decreased $0.4 million, 10%, for the quarter ended December 31, 1994, from the comparable period of 1993. Full-time equivalent employees have fallen to 541 at December 31, 1994, from 616 a year ago and average assets per average full-time equivalent employee have increased to $1.9 million from $1.5 million. Additionally, intangible amortization expense has fallen throughout 1994. During the fourth quarter of 1994, the amortization of intangibles decreased $0.7 million as some components reached the point at which they were fully amortized.

     Initiatives were taken during 1994 to improve earnings prospects through the improvement of net interest income as well as control of staffing levels and expenses, these yielded positive results during the fourth quarter. As market interest rates increase from their extended decline the ALCO will carefully monitor the composition of and repricing of interest sensitive assets and liabilities to enhance net interest margin, utilizing the Company's strong asset quality and capital base.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). SFAS 114 requires the creation of a valuation allowance for impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or based on the loan's observable market price or fair value of the collateral, if the loan is collateral-dependent. As a practical expedient, valuation of an impaired loan may be based on the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. For purposes of SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all contractual interest and principal payments according to the terms of the loan agreement. SFAS 114 must be adopted January 1, 1995 on a prospective basis, with earlier application permitted. However, the Company believes that adoption of this standard at December 31, 1994, would only have resulted in an allocation of a portion of its existing allowance for loan losses to a specific valuation allowance for impaired loans, with no resulting impact at that date on the Company's net income, stockholders' equity, or total assets.

IMPACT OF INFLATION AND CHANGES IN MARKET VALUE

Since most of the assets and liabilities of a financial institution are monetary in nature, changes in interest rates have a more significant impact on the Company's performance and the market or fair value of its assets and liabilities than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or of the same magnitude as the prices of goods and services. Accordingly, management will continue to emphasize its efforts to manage the Company's net interest margin, liquidity, and the rate sensitivity of its assets and liabilities in order to maintain and improve profitability.

     Many of the tables shown elsewhere in this Annual Report present information related to how the Company is positioned to react to changing interest rates. In particular, the summary of net interest income, the maturity distributions, the composition of the loan and securities portfolios, and the interest rate sensitivity tables address the significant aspects of the Company's financial position when analyzed for a changing interest rate environment.

     Since period end balances presented in the balance sheet can be distorted by one-day fluctuations, average balances are presented when appropriate to give a better indication of balance sheet trends. The table, "Average Balances, Net Interest Income, Yields And Rates", depicts daily average balances for the major distribution of assets, liabilities, and stockholders' equity. Amounts are calculated on an FTE basis, are before reserve requirements, and are based on amortized cost. Interest earned on non-accruing loans is included in the interest earned on loans only when collected, however, the average balances of non accruing are included in the average balances of loans.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS AND RATES
(dollars in thousands)
                                                                       1994
                                               ----------------------------------------------
ASSETS                                         AVERAGE                                    YIELD/
                                               BALANCE              INTEREST              RATES
                                               -------              --------              ------
Interest-bearing deposits                   $      171               $     8               4.68%
Federal funds sold                                 414                    13               3.14
Other Short-term investments
 available for sale                              2,441                    89               3.65
Securities available for sale,
 taxable                                       134,488                 7,809               5.81
Loans available for sale                         9,457                   671               7.10

Securities held to maturity:

  Taxable                                      200,501                11,878               5.92
  Tax-exempt                                    30,101                 1,781               5.92
                                            -----------              -------
    Total Securities held to maturity          230,602                13,659               5.92
Loans:
  Commercial                                   212,007                18,528               8.74
  Real estate mortgage                         131,615                 9,555               7.26
  Consumer                                     221,794                20,778               9.37
                                            -----------              -------
    Total Loans                                565,416                48,861               8.64
                                            -----------              -------
Total earning assets                           942,989                71,110               7.54
                                                                     -------
Cash and due from banks                         35,076
Securities available for sale
 valuation allowance                            (3,018)
Allowance for loan losses                       (8,863)
Premises and equipment                          15,807
Other assets                                    27,581
                                            -----------
TOTAL ASSETS                                $1,009,572
                                            -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts                 $148,341                 3,818               2.57
NOW accounts                                    87,041                 1,407               1.62
Savings deposits                               177,015                 4,707               2.66
Certificates of deposit                        286,818                11,551               4.03
                                            -----------              -------
  Total interest-bearing deposits              699,215                21,483               3.07
Short-term borrowings                           73,083                 3,351               4.59
Long-term debt                                  13,846                   908               6.56
                                            -----------              -------
  Total Interest-bearing Liabilities           786,144                25,742               3.27%
                                                                     -------
Demand deposits                                118,186
Other liabilities                                5,532
Stockholders' equity                            99,710
                                            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $1,009,572
                                            -----------
  NET INTEREST INCOME                                                $45,368
                                                                     -------
  NET INTEREST MARGIN                                                                       4.81%
                                                                                            -----
Taxable equivalent adjustment                                        $   672
                                                                     -------

                          1993                                                             1992
---------------------------------------------------               -------------------------------------------------
 Average                                     Yield/               Average                                    Yield/
 Balance               Interest              Rates                Balance              Interest              Rates
 -------               --------              ------               -------              --------              ------
$     97                $     2               2.06%             $       -               $     -                  -%
     810                     25               3.09                    896                    31               3.46

   9,831                    294               2.99                 19,449                   789               4.06

  89,069                  4,958               5.57                      -                     -                  -
   6,458                    342               5.30                      -                     -                  -



 160,805                 10,223               6.36                200,525                13,443               6.70
  25,655                  1,646               6.42                 30,503                 2,888               9.46
---------               -------                                  ---------              -------
 186,460                 11,869               6.37                231,028                16,331               7.07

 178,503                 14,680               8.22                168,589                14,417               8.55
 156,967                 12,366               7.88                150,034                14,274               9.51
 215,272                 23,049              10.71                209,944                24,402              11.62
---------               -------                                  ---------              -------
 550,742                 50,095               9.10                528,567                53,093              10.04
---------               -------                                  ---------              -------
 843,467                 67,585               8.01                779,940                70,244               9.01
                        -------                                                         -------
  34,013                                                           35,189

       -                                                                -
  (9,205)                                                          (9,659)
  15,911                                                           16,335
  25,570                                                           30,396
---------                                                        ---------
$909,756                                                         $852,201
---------                                                        ---------

$158,365                  4,530               2.86               $159,589                 5,614               3.52
  82,084                  1,570               1.91                 73,802                 2,033               2.75
 168,041                  4,964               2.95                140,202                 5,018               3.58
 256,370                 10,674               4.16                250,324                13,270               5.30
---------               -------                                  ---------              -------
 664,860                 21,738               3.27                623,917                25,935               4.16
  18,699                    609               3.26                 18,158                   665               3.66
  11,161                    853               7.64                  5,755                   594              10.32
---------               -------                                  ---------              -------
 694,720                 23,200               3.34%               647,830                27,194               4.20%
                        -------                                                         -------
 111,193                                                          106,789
   7,121                                                            7,107
  96,722                                                           90,475
---------                                                        ---------
$909,756                                                          852,201
---------                                                        ---------
                        $44,385                                                         $43,050
                        -------                                                         -------
                                              5.26%                                                           5.52%
                                              -----                                                           -----
                        $   628                                                         $ 1,036
                        -------                                                         -------

                          1991                                                                1990
---------------------------------------------------                   -------------------------------------------------
 Average                                     Yield/                   Average                                    Yield/
 Balance               Interest              Rates                    Balance              Interest              Rates
 -------               --------              ------                   -------              --------              ------
$  1,065                $    89               8.36%                  $  2,000               $   192               9.60%
   1,213                     49               4.04                      6,360                   530               8.33

  35,436                  2,069               5.84                     25,102                 1,971               7.85

       -                      -                  -                          -                     -                  -
       -                      -                  -                          -                     -                  -



 119,828                  9,594               8.01                    124,323                10,066               8.10
  79,954                  7,721               9.66                     66,789                 6,525               9.77
---------               -------                                      ---------              -------
 199,782                 17,315               8.67                    191,112                16,591               8.68

 158,444                 16,735              10.56                     86,707                10,177              11.74
 147,152                 15,588              10.59                    214,556                24,187              11.27
 221,445                 29,534              13.34                    217,803                31,547              14.48
---------               -------                                      ---------              -------
 527,041                 61,857              11.74                    519,066                65,911              12.70
---------               -------                                      ---------              -------
 764,537                 81,379              10.64                    743,640                85,195              11.46
                        -------                                                             -------
  36,018                                                               39,507

       -                                                                    -
 (10,272)                                                             (10,405)
  17,048                                                               17,505
  36,259                                                               42,208
---------                                                            ---------
$843,590                                                             $832,455
---------                                                            ---------

$143,183                  7,237               5.05                   $145,256                7,353               5.06
  63,480                  2,745               4.32                     52,614                2,817               5.35
 106,795                  5,111               4.79                    105,886                5,072               4.79
 324,209                 22,253               6.86                    331,134               26,442               7.99
---------               -------                                      ---------             -------
 637,667                 37,346               5.86                    634,890               41,684               6.57
   6,199                    373               6.02                      6,054                  507               8.37
   5,362                    575              10.72                      5,392                  578              10.72
---------               -------                                      ---------             -------
 649,228                 38,294               5.90%                   646,336               42,769               6.62%
                        -------                                                            -------
 102,012                                                               97,657
   7,426                                                                8,387
  84,924                                                               80,075
---------                                                            ---------
$843,590                                                             $832,455
---------                                                            ---------
                        $43,085                                                            $42,426
                        -------                                                            -------
                                              5.64%                                                              5.71%
                                              -----                                                              -----
                        $ 2,751                                                            $ 2,246
                        -------                                                            -------

CORPORATE INFORMATION

CORPORATE HEADQUARTERS
NBT Bancorp Inc.
52 South Broad Street
Norwich, NY 13815
(607) 337-6000


DESCRIPTION OF BUSINESS
NBT Bancorp Inc. is a bank holding company formed in May 1986 under the laws of the State of Delaware. Its principal subsidiary is The National Bank and Trust Company, which serves an eight-county area in central and northern New York from 35 community banking offices. The bank is a full-service financial institution which provides a broad range of financial products, including demand and time deposits, mortgage, consumer, commercial, and agricultural loans, and it offers a full complement of business and personal trust services.

FOR INFORMATION

For general information about the company you may contact:
Martin J. Doorey
Corporate Communications
52 South Broad Street
Norwich, NY 13815

STOCK INFORMATION

NBT Bancorp Inc. shares are traded on the NASDAQ National Market System under the symbol NBTB. Several member firms of the New York Stock Exchange and market makers in various listed securities act as principals of NBT BANCORP INC. stock. Principal market makers include:
Advest; Cowen & Co.; Dean, Witter, Reynolds; First Albany Corp.; Guilford Securities; Herzog, Heine, Geduld, Inc.; Huntleigh Securities, Inc.; Moors & Cabot, Inc.; Ryan Beck & Co.,Inc.; and M.A. Schapiro & Co. Inc.

As of December 31, 1994, NBT Bancorp Inc. had 3,877 stockholders of record

Requests for Financial Information, including our Form 10-K filed each year with the Securities and Exchange Commission, should be directed to the addressee below. Copies of exhibits to documents filed with the Securities and Exchange Commission are available upon payment of reproduction costs.
Richard I. Linhart,
Vice President, Chief Financial Officer and Treasurer
52 South Broad Street
Norwich, NY 13815.
607-337-6552


For stockholders who receive more than one copy of reports and communications from the company, and who wish to help us control our mailing costs, we encourage you to contact us with changes.

STOCK REGISTRAR AND TRANSFER AGENT

American Stock Transfer and Trust Company
40 Wall Street
New York, NY 10005

ANNUAL MEETING

The Annual Meeting of stockholders will be held at 11 a.m. Saturday, April 22, 1995 at Norwich High School, Midland Drive, Norwich, NY
13815. Stockholders are invited and encouraged to actively participate in the meeting, either in person, or by proxy.

EXHIBIT 21
List of Subsidiaries of the Registrant

SUBSIDIARIES OF THE REGISTRANT

NBT BANCORP INC. has one subsidiary, which is wholly-owned:

The National Bank and Trust Company
 52 South Broad Street
Norwich, New York  13815

Telephone:  (607) 337-6000

     E.I.N. 15-0395735

EXHIBIT 23
Consent of KPMG Peat Marwick LLP

CONSENT OF INDEPENDENT AUDITORS



 The Board of Directors
 NBT Bancorp Inc.:


 We consent to incorporation by reference in the registration statements on Form S-3 (File No. 33-12247) and Form S-8 (File Nos. 33-18976 and 33-77410) of NBT
 Bancorp Inc. of our report dated January 20, 1995, relating to the consolidated balance sheets of NBT Bancorp Inc. and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended
 December 31, 1994, which report has been incorporated by reference in the December 31, 1994 annual report on Form 10-K of NBT Bancorp Inc. Our report refers to changes in accounting for securities and postretirement benefits other than pensions, in 1993.





 Syracuse, New York
 March 28, 1995