Form 10-Q
period 1995-03-31
NBT BANCORP INC
filed 1995-05-15
CIK 790359

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995.
                                     OR
__ TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.


                       COMMISSION FILE NUMBER 0-14703


                              NBT BANCORP INC.
           (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                        16-1268674
      (State of Incorporation)     (I.R.S. Employer Identification No.)

                52 SOUTH BROAD STREET NORWICH, NEW YORK 13815
             (Address of Principal Executive Offices)(Zip Code)

     Registrant's Telephone Number, Including Area Code: (607)-335-6000

Indicate by check mark whether the registrant (1) has filed all reports
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes X              No

As of April 30, 1995, there were 8,049,618 shares outstanding, including 18,943 shares held in the treasury, of the Registrant's common stock, No Par, Stated Value $1.00. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

An index to exhibits follows the signature page of this Form 10-Q.

                              NBT BANCORP INC.
                  Form 10-Q -- Quarter Ended March 31, 1995


                              TABLE OF CONTENTS





PART I   FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

         Consolidated Balance Sheets at March 31, 1995, December 31,
             1994, and March 31, 1994

         Consolidated Statements of Income for the three month periods ended March 31, 1995 and 1994

         Consolidated Statements of Cash Flows for the three month periods ended March 31, 1995 and 1994

         Notes to Consolidated Financial Statements at March 31, 1995

Item 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations

PART II OTHER INFORMATION

Item 1   Legal Proceedings
Item 2   Changes in Securities
Item 3   Defaults Upon Senior Securities
Item 4   Submission of Matters to a Vote
             of Security Holders
Item 5   Other Information
Item 6   Exhibits and Reports on Form 8-K

SIGNATURES

CONSOLIDATED BALANCE SHEETS                          March 31,        December 31,     March 31,
NBT BANCORP INC. and Subsidiary                        1995              1994            1994
- --------------------------------------------------------------------------------------------------
(dollars in thousands)                              (Unaudited)         (Note)        (Unaudited)
ASSETS
Cash and due from banks                              $   58,498         $ 42,110         $ 32,773
Federal funds sold                                            -                -                -
Loans available for sale                                  7,788           10,921           10,325
Securities available for sale                           106,278          109,777          127,947
Securities held to maturity (market
 value-$264,184, $261,913 and $201,178)                 268,974          272,466          202,408
Loans:
 Commercial and agricultural                            215,718          215,380          209,836
 Real estate mortgage                                   128,481          129,275          133,801
 Consumer                                               219,134          230,063          215,524
- --------------------------------------------------------------------------------------------------
   Total loans                                          563,333          574,718          559,161
 Less allowance for loan losses                           9,038            9,026            8,652
- --------------------------------------------------------------------------------------------------
   Net loans                                            554,295          565,692          550,509
Premises and equipment, net                              15,458           15,383           15,778
Goodwill and other intangibles, net                       9,546            9,862           12,041
Other assets                                             15,563           18,346           17,061
- --------------------------------------------------------------------------------------------------
TOTAL ASSETS                                         $1,036,400       $1,044,557         $968,842
- --------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Interest bearing                                    $  757,387       $  669,007         $712,433
 Non-interest bearing                                   121,634          122,436          113,830
- --------------------------------------------------------------------------------------------------
   Total deposits                                       879,021          791,443          826,263
Short-term borrowings                                    43,179          140,587           22,275
Long-term debt                                            8,734            8,734           14,455
Other liabilities                                         5,036            5,486            5,563
- --------------------------------------------------------------------------------------------------
   Total liabilities                                    935,970          946,250          868,556
Commitments and contingencies
Stockholders' equity:
 Preferred stock, no par, stated value $1.00;
  authorized 2,000,000 shares                                 -                -                -
 Common stock, no par, stated value $1.00;
  authorized 10,000,000 shares; issued
  8,049,618, 8,049,618 and 8,053,187                      8,050            8,050            7,670
Capital surplus                                          69,218           69,669           64,495
Retained earnings                                        26,391           25,446           29,354
Unrealized (loss) on securities
 available for sale, net of income tax
 effect                                                  (2,428)          (4,273)          (1,233)
Common stock in treasury at cost, 48,943
 and 36,130 shares                                         (801)            (585)               -
- --------------------------------------------------------------------------------------------------
   Total stockholders' equity                           100,430           98,307          100,286
- --------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,036,400       $1,044,557         $968,842
- --------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME                 Three months ended March 31,
                                                 ------------------------------
NBT BANCORP INC. and Subsidiary                    1995                  1994
- -------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)          (Unaudited)
Interest and fee income:
Loans                                            $12,210               $11,850
Securities held to maturity-
 taxable                                           3,544                 1,778
Securities held to maturity-
 tax exempt                                          390                   232
Assets available for sale                          1,789                 2,575
Other                                                  9                    10
- --------------------------------------------------------------------------------
   Total interest and fee income                  17,942                16,445
- --------------------------------------------------------------------------------
Interest expense:
Deposits                                           6,611                 5,100
Short-term borrowings                              1,219                   281
Long-term debt                                       151                   236
- --------------------------------------------------------------------------------
   Total interest expense                          7,981                 5,617
- --------------------------------------------------------------------------------
Net interest income                                9,961                10,828
Provision for loan losses                            330                   810
- --------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                 9,631                10,018
- --------------------------------------------------------------------------------
Noninterest income:
Trust income                                         662                   799
Service charges on deposit accounts                  731                   654
Securities gains                                       -                   555
Other income                                         374                   428
- --------------------------------------------------------------------------------
   Total noninterest income                        1,767                 2,436
- --------------------------------------------------------------------------------
Noninterest expense:
Salaries and employee benefits                     4,024                 4,084
Net occupancy expense                                603                   630
Equipment expense                                    411                   542
FDIC insurance                                       451                   457
Amortization of goodwill and other
   intangibles                                       315                 1,042
Other operating expense                            2,609                 2,740
- --------------------------------------------------------------------------------
   Total noninterest expense                       8,413                 9,495
- --------------------------------------------------------------------------------
Income before income taxes                         2,985                 2,959
Income taxes                                       1,078                 1,156
- --------------------------------------------------------------------------------
   Net income                                    $ 1,907               $ 1,803
- --------------------------------------------------------------------------------
Net income per common share                        $0.24                 $0.22
Cash dividends per common share                     0.120                 0.109
Average common shares outstanding              8,051,537             8,162,256
- --------------------------------------------------------------------------------
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NBT BANCORP INC. and Subsidiary
Three Months Ended March 31,                                          1995        1994
- ---------------------------------------------------------------------------------------
(dollars in thousands)                                                  (Unaudited)
Operating activities:
Net income                                                        $  1,907     $ 1,803
Adjustments to reconcile net income to the
 cash provided by operating activities:
  Provision for loan losses                                            330         810
  Depreciation and amortization                                        372         440
  Amortization of premiums and accretion
   of discounts on securities                                          (16)        321
  Amortization of goodwill and other intangibles                       315       1,042
  Proceeds from sales of loans originated for sale                   6,891       4,622
  Loans originated for sale                                         (3,305)     (4,922)
  Realized gains on sales of securities                                 -         (555)
  (Increase) decrease in interest receivable                         1,333        (440)
  Increase in interest payable                                         161         162
  Payments of restructuring liabilities                               (923)          -
  Other, net                                                            36        (103)
- ---------------------------------------------------------------------------------------
Net cash provided by operating activities                            7,101       3,180
- ---------------------------------------------------------------------------------------
Investing activities:
Securities available for sale:
 Proceeds from maturities                                           13,745      11,552
 Proceeds from sales                                                     -      67,974
 Purchases                                                          (4,953)          -
Securities held to maturity:
 Proceeds from maturities                                           13,704       3,679
 Purchases                                                         (10,121)    (97,945)
(Increase) decrease in loans                                        11,067        (699)
Purchase of premises and equipment, net                               (445)       (531)
Other investing activities                                               -      (2,241)
- ---------------------------------------------------------------------------------------
Net cash used in investing activities                               22,997     (18,211)
- ---------------------------------------------------------------------------------------
Financing activities:
Net increase in deposits                                            87,578      19,035
Net decrease in short-term borrowings
 with original maturities of three months or less                  (97,408)     (4,426)
Common stock issued, including treasury shares reissued              2,403         532
Purchase of treasury stock                                          (3,070)       (275)
Cash dividends and payment for fractional shares                      (963)       (880)
- ---------------------------------------------------------------------------------------
Net cash provided by financing activities                          (11,460)     13,986
- ---------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                18,638      (1,045)
Cash and cash equivalents at beginning of year                      43,410      36,118
- ---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $  62,048     $35,073
- ---------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                        $  7,820     $ 5,779
  Income taxes                                                          65         166
- ---------------------------------------------------------------------------------------
See notes to consolidated financial statements.

NBT BANCORP INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1995

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of NBT BANCORP INC. (the Registrant or NBT) and its wholly-owned subsidiary, The National Bank and Trust Company (the
Bank). All intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.

The determination of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term. In connection with the determination of the allowance for loan losses management obtains independent appraisals for significant properties.

Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding during each period after giving retroactive effect to stock dividends. Cash dividends per common share are computed based on declared rates adjusted retroactively for stock dividends.

The balance sheet at December 31, 1994 has been derived from audited financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1994.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 114 (SFAS 114), "Accounting by Creditors for Impairment of a Loan". SFAS 114 requires the creation of a valuation allowance for impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate, or based on the loan's observable market price or fair value of the collateral, if the loan is collateral-dependent. For purposes of SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all contractual interest and principal payments according to the terms of the loan agreement. Additionally, the FASB issued SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", which amends SFAS 114 to indicate that guidance is not provided concerning how a creditor should recognize, measure or display interest income on an impaired loan.

The Registrant adopted SFAS 114 and 118 January 1, 1995, on a prospective basis. The adoption resulted in the allocation of a portion of the existing allowance for loan losses to impaired loans with no resulting impact at that date on net income, stockholders' equity or total assets.

COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, various commitments and contingent liabilities arise, including commitments to extend credit and standby letters of credit. Also, off-balance sheet financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, and interest rate caps, collars and floors bear risk based on financial market conditions. The following table summarizes the Registrant's exposure to these off-balance sheet commitments and contingent liabilities as of March 31, 1995, in thousands of dollars:

                                                      Contractual or
                                                      Notional Value
                                                    at March 31, 1995
Financial instruments with off-balance
 sheet credit risk:
  Commitments to extend credit                          $80,888,000
  Standby letters of credit                               2,259,000

Financial instruments with off-balance
 sheet market risk                                             None

NBT BANCORP INC. AND SUBSIDIARY
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on material information about the Registrant's financial condition and results of operations. Reference should be made to the Registrant's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Registrant's 1994 Form 10-K for an understanding of the following discussion and analysis. The Registrant has a long history of distributing stock dividends; in December, 1994 a 5% stock dividend was distributed for the thirty-fifth consecutive year. Throughout this discussion and analysis, amounts per common share have been adjusted retroactively for stock dividends and splits for purposes of comparability.

HIGHLIGHTS OF THE REGISTRANT'S 1995 PERFORMANCE

Net income of $1.9 million ($0.24 per share) was realized in the first quarter of 1995, representing a 6% increase from first quarter 1994 net income of $1.8 million ($0.22 per share). The major contributing factors for the increase in net income were decreased provision for loan losses, as loan losses declined in 1995 and decreased noninterest expenses. The decrease in noninterest expense is a result of the restructuring that the Company undertook in 1994 and the decline in intangible amortization. Offsetting these positive trends was a decline in net interest income resulting from rising interest rates and a one-time write off of accrued interest on loans put on nonaccrual or previously written off loans.

The following table depicts several measurements of performance on an annualized basis. Return on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Net interest margin is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. The Registrant manages its exposure to economic loss from fluctuations in interest rates (interest rate risk) through an active program of asset-liability management within guidelines established by its Asset-Liability Management Committee (ALCO).

                                         First     Second    Third     Fourth     Twelve    First
                                         Quarter   Quarter   Quarter   Quarter    Months    Quarter
                                         1994      1994      1994      1994       1994      1995
- --------------------------------------------------------------------------------------------------
Return on average assets                 0.76%    0.72%      0.38%     0.73%       0.64%    0.76%
Return on average common equity          7.23%    7.31%      4.00%     7.59%       6.53%    7.83%
Net interest margin                      4.99%    4.85%      4.82%     4.64%       4.81%    4.30%
- --------------------------------------------------------------------------------------------------

FINANCIAL CONDITION

The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one-day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.

                          AVERAGE BALANCES
                                                Three months
(dollars in thousands)                     1995               1994
- --------------------------------------------------------------------
Securities available for sale         $  105,078           $177,302
Securities held to maturity              272,587            148,003
- --------------------------------------------------------------------
 Total Securities                        377,665            325,305
- --------------------------------------------------------------------
Loans available for sale                   8,788              9,874
Loans                                    568,241            557,282
Deposits                                 822,754            806,256
Short-term borrowings                     86,076             31,650
Long-term debt                             8,734             14,455
Stockholders' equity                      98,790            101,053
Assets                                 1,021,798            960,360
Earning assets                           960,231            891,805
Interest-bearing liabilities          $  799,258           $740,432
- --------------------------------------------------------------------

Loans: Average loans for the first quarter of 1995 increased $11 million, or 2%, from the comparable period of the previous year. The increase in the portfolio volume occurred in commercial and consumer loans, whose dollar volume increased and percentage of the total loan portfolio either increased or remained consistent. Real estate loans decreased as the volume of mortgage refinancing has diminished and new mortgage loan origination has been very weak. Commercial, consumer and real estate loans comprised 38%, 39%, and 23% of the average portfolio for the three months ended March 31, 1995. Comparable measures for a year previous were 37%, 39%, and 24%.

Allowance and provision for loan losses: The allowance for loan losses has been established to provide for the estimated possible losses related to the collection of the Bank's loan portfolio. The allowance is maintained at a level considered adequate to provide for loan loss exposure based on management's estimate of potential future losses considering an evaluation of portfolio risk, prevailing and anticipated economic factors, and past loss experience. Management determines the provision and allowance for loan losses based on a number of factors including a comprehensive in-house loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify potential problem loans, credit concentration, and other risk factors such as current and projected economic conditions locally and nationally. The levels of risk for which allowances are established are based on estimates of losses on larger specifically identified loans, and on loan categories analyzed in total where, based on past experience, risk factors can be assessed. General economic trends can greatly affect loan losses and there are no assurances that further changes to the allowance for loan losses may not be significant in relation to the amount provided during a particular period. Management does, however, consider the allowance for loan losses to be adequate for the reporting periods based on evaluation and analysis of the loan portfolio.

The table entitled ALLOWANCE FOR LOAN LOSSES portrays activity for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the collectiblity of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs have decreased from both the prior year's comparable period and the full year 1994 measure both as a dollar amount and as a percentage of average loan balances. The provision for loan losses decreased by $0.4 million, 41%, for the first quarter of 1995 from the comparable period a year ago. The improvement in asset quality depicted in the table NONPERFORMING ASSETS is the driving force underlying the reduced provision for loan losses. Nonperforming loans have decreased and the percentage relationship of the allowance for loan losses to both nonperforming and total loans has improved.

The allowance has been allocated based on identified problem credits or categorical trends. After allocation, the unallocated portion at March 31, 1995, was approximately $1 million. The unallocated portion is available for further unforeseen or unexpected losses or unidentified problem credits. Management will continue to target and maintain a minimum allowance equal to the allocated requirement plus an unallocated portion, as appropriate.

                                    ALLOWANCE FOR LOAN LOSSES
                                              Three months ended March 31,
(dollars in thousands)                        1995                    1994
- ---------------------------------------------------------------------------------
Balance, beginning of period                $9,026                  $8,652
Recoveries                                     206                     227
Charge-offs                                   (524)                 (1,037)
- ---------------------------------------------------------------------------------
Net charge-offs                               (318)                   (810)
Provision for loan losses                      330                     810
- ---------------------------------------------------------------------------------
Balance, end of period                      $9,038                  $8,652
- ---------------------------------------------------------------------------------

COMPOSITION OF NET CHARGE-OFFS
- ---------------------------------------------------------------------------------
Commercial and agricultural                 $ (111)   35%           $ (270)   33%
Real estate                                     (3)    1%              (15)    2%
Consumer and other                            (204)   64%             (525)   65%
- ---------------------------------------------------------------------------------
Net (charge-offs) recoveries                $ (318)  100%           $ (810)  100%
- ---------------------------------------------------------------------------------
Annualized net charge-offs
 to average loans                             0.23%                   0.59%
- --------------------------------------------------------------------------------
Annualized net charge offs to
 average loans for the year
 ended December 31, 1994            0.48%
- --------------------------------------------------------------------------------

Asset Quality: NBT has maintained its focus on sound credit quality in the loan portfolio, reflecting conservative lending practices and policies. The measurement of asset quality is the responsibility of the Registrant's loan review function which also determines the adequacy of the allowance for loan losses. Loan review utilizes a loan rating system to rate substantially all of its loans based on risks which include internal loan classifications, historical analysis of prior period charge-offs, and evaluation of expected losses on internally classified credits. Loan ratings are continually reviewed to determine their propriety. Reporting separately from the loan review function, the banking and credit function is responsible for lending credit policy, systems and procedures, collections, recovery and workout policies and systems.

Classified and special mention loans, excluding those on non-accrual status, totalled $26.8 million, $26.3 million, and $22.0 million, 4.8%, 4.6%, and 3.9% of outstanding loans, at March 31, 1995, December 31, 1994 and March 31, 1994, respectively. A significant portion of the outstanding balances are secured with various forms of collateral. In this regard, management has determined that there are no material adverse trends or material potential losses not already considered in the allowance calculation, nor indications of trends or events that would have a material effect on the Registrant's operations, capital or liquidity. The Registrant does not have any material loans classified as doubtful or loss and the loan portfolio does not contain any highly leveraged or foreign loans. A substantial portion of the Registrant's loans are secured by real estate located in central and northern New York State. Accordingly, the ultimate collectibility of a substantial portion of the Registrant's portfolio is susceptible to changes in real estate market conditions in those areas.

The Bank's classification of a loan as a non-accruing loan is based in part on bank regulatory guidelines. Non-accrual classification does not mean that the loan principal will not be collected; rather, that timely collection of interest is doubtful. When, in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part. Loans are transferred to a non-accruing basis generally when principal or interest payments become ninety days delinquent, or when management concludes circumstances indicate that collection of interest is doubtful. When a loan is transferred to a non-accrual status, any unpaid accrued interest is reversed and charged against income. Interest income on non-accruing loans is recognized on a cash basis, only when cash payments are received which are not applied to principal. Non-accruing loans are restored to an accrual status when, in the opinion of management, the financial condition of the borrower has improved significantly so that the collectibility of both interest and principal appears assured and the loan is brought current.

                           NONPERFORMING ASSETS AND PAST DUE LOANS
                                              March 31,     December 31,       March 31,
(dollars in thousands)                          1995           1994              1994
- ------------------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial and agricultural              $1,637    37%    $1,415    31%    $2,498    52%
  Real estate                               2,528    56%     2,950    63%     1,974    41%
  Consumer and other                          330     7%       274     6%       318     7%
- ------------------------------------------------------------------------------------------
Total                                       4,495   100%     4,639   100%     4,790   100%
- ------------------------------------------------------------------------------------------
Other real estate owned and
  in-substance foreclosures                 1,189              840              686
- ------------------------------------------------------------------------------------------
Total nonperforming assets                  5,684            5,479            5,476
- ------------------------------------------------------------------------------------------

Loans past due 90 days or more and
 still accruing:
  Commercial and agricultural                  66     8%         -      -      574     31%
  Real estate                                 539    64%       523    60%      477     26%
  Consumer and other                          234    28%       348    40%      796     43%
- ------------------------------------------------------------------------------------------
Total                                        $839   100%      $871   100%   $1,847    100%
- ------------------------------------------------------------------------------------------

Nonperforming loans to total loans          0.80%            0.81%            0.86%
Nonperforming assets to total assets        0.55%            0.52%            0.57%
Allowance for loan losses to
 nonperforming loans                         201%             195%             181%
Allowance as a percentage of
 period end loans                           1.60%            1.57%            1.55%
- ------------------------------------------------------------------------------------------

The increase in nonperforming assets (NPA) was attributable to increased OREO related to real estate foreclosures. The Registrant did not hold any restructured loans (loans which because of the borrower's financial difficulties, repayment criteria was renegotiated to less than the original agreement terms) at March 31, 1995, December 31, 1994, and March 31, 1994. Loans 90 days past due and not included in nonperforming loans have decreased due to increased collection efforts which keep loans to slow paying borrowers out of this category.

Securities: The total average balance of securities available for sale and held to maturity for the three month period ending March 31, 1995 increased $52 million, or 16%, from the comparable period a year ago. This increase occurred for two reasons: the lack of high loan demand required the liquidity of the Bank to be invested in the security portfolios, and the ALCO strategy in the second quarter of 1994 whereby $60 million of lower cost funds were borrowed and invested in securities yielding a higher rate to improve net interest income. Average securities held to maturity increased for the first quarter of 1995 compared to the comparable period of 1994 due to the aforementioned purchase. Average securities available for sale for the first quarter of 1995 decreased from the comparable period a year ago as securities matured and new purchases were classified as held to maturity.

The unrealized loss on securities available for sale at March 31, 1995, has decreased from December 31, 1994, due to a decline in interest rates. At March 31, 1995, the amortized cost of securities available for sale, $110 million, exceeded their fair market value by $4 million of market depreciation while at December 31, 1994 the amortized cost of $117 million exceeded their fair market value by $7 million. At March 31, 1994 the amortized cost of securities available for sale,

$130 million, exceeded their fair market value by $2 million of market depreciation. Throughout most of 1994, most financial institutions experienced similar patterns of declining market value of securities due to a general increase in interest rates.

Tax-exempt securities averaged $36 million for the three month period ended March 31, 1995, increased $10 million or 38% from the comparable period of 1994. Tax-exempt securities comprised 9% and 8% of the securities portfolio for the three month periods ended March 31, 1995 and 1994, respectively. Obligations of the State of New York and its political subdivisions constitute 100% of the Bank's tax-exempt securities portfolio; the portfolio did not include any direct obligations of the State of New York. The entire tax-exempt securities portfolio was comprised of non-rated investments in the local communities within the twenty county market area served by the Bank's Municipal Banking Department. It remains the Registrant's practice to invest, subject to availability, in qualified and designated local municipal issues which receive favorable federal income tax treatment. The Registrant highly values its business relationships with a variety of municipalities within its local service area and meeting their funding needs through investment in their security issues is a meaningful way to develop such business relationships.

Deposits: Average total deposits for the quarter ended March 31, 1995, increased $16 million or 2% from the comparable period in 1994. The increase occurred in the demand and certificate of deposit components of the portfolio while NOW, MMDA, and savings account balances decreased as funds in these lower yielding products were moved to higher yielding certificates as rates have risen. Average municipal and negotiated term certificates of deposit increased $64 million, or 120% for the first quarter of 1995 compared to the similar period of 1994. Municipal deposits tend to flow into the Bank as taxes are collected and flow out as the municipalities make payments over time. Their deposits can be utilized to augment short-term borrowings when interest rates and security pledging requirements render this temporary substitution beneficial.

Average retail certificates increased $8 million, or 5%, for the first quarter of 1995 compared to the similar period of 1994 while average demand deposits increased $6 million, or 6%, for the comparable periods. Approximately 42% of the portfolio for the three months ending March 31, 1995 consisted of time deposits, 19% savings deposits, 15% money market demand deposits, 10% interest-bearing NOW checking deposits, and 14% non-interest bearing demand deposits. Comparable 1994 portfolio percentages were 34%, 22%, 19%, 11%, and 14%.

Borrowed funds: Short-term borrowings include federal funds sold, securities sold under agreements to repurchase, and other short-term borrowings, which consist primarily of FHLB advances with an original maturity of one year or less. Total borrowed funds, including long-term debt, have decreased from a high of $149 million at December 31, 1994 to $52 million at March 31, 1995. The decrease occurred as deposits increased in the first quarter.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
Liquidity management requires the ability to raise cash quickly at a reasonable cost without principal loss to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers requiring funds to meet their credit needs. The Asset-Liability Management Committee of the Registrant is responsible for liquidity management. This committee of the Registrant's senior staff has developed liquidity guidelines which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity. The Registrant's funding needs are evaluated continually, measuring the adequacy of reliable sources of cash relative to the stability of deposits and borrowing capacity. The liquidity position is managed by maintaining adequate levels of liquid assets. Additional liquidity is available through the Bank's access to borrowed funds. The Bank has unused lines of credit available for short-term financing of $68 million and $300 million for repurchase agreements, as well as the capacity for additional FHLB advances of $161 million, at March 31, 1995.

Interest rate risk is determined by the relative sensitivities of earning asset yields and interest-bearing liability rates to changes in interest rates. The Registrant utilizes a funding matrix to identify repricing opportunities, the ability to adjust loan and deposit product rates as well as cash flow from maturities and repayments, along a time line for both assets and liabilities. The funding matrix indicates that the Registrant is asset sensitive and, in management's opinion, is positioned to benefit over time from a rising interest rate environment; however, the nature and timing of the benefit will be initially impacted by the extent to which core deposit rates are increased as rates rise. Based on the most recent analysis performed as of February 28, 1995, given the scenario of 200 basis point increase or decline in interest rates occurring over an extended time horizon, the Registrant estimated that there would be less than a 6% impact on net interest income relative to a flat rate environment over the next twelve month period.


CAPITAL RESOURCES AND DIVIDENDS
Stockholders' equity of $100 million represented 9.7% of total assets at March 31, 1995 compared with $100 million, or 10.4%, a year previous, and $98 million, or 9.4%, at December 31, 1994. The static or decreased dollar amounts and percentage relationships since March 31, 1994 are due to additional shares held in the treasury, increased total assets and the mark to market effect of the securities available for sale portfolio in an increasing interest rate environment. Similar to the effects experienced by many other financial institutions, the decline in the current market value of the Bank's securities available for sale portfolio, whose unrealized loss is reflected net of taxes in stockholders' equity, has impacted the equity balances and ratios. The unrealized loss would only be recognized in income if securities available for sale were, in fact, actually sold. It is highly unlikely that the Registrant would require such a sale to meet its liquidity needs. Both book and tangible book value depicted in the table below have been affected by the aforementioned decline in the current market value of the securities available for sale portfolio; however tangible book value has increased due to the offsetting decrease in intangible assets through amortization.

On a per share basis, cash dividends declared have been increased twice since the second quarter of 1994 as the Registrant declared a 5% stock dividend in November 1994 followed by a 10% increase in the cash dividend to $0.12 per share. Cash dividend per share amounts and total cash dividends paid as a percentage of net income, dividend payout ratio, are set forth in the following tables. The Board of Directors considers the Registrant's earnings position and earnings potential when making dividend decisions.

Capital is an important factor in ensuring the safety of depositors' accounts. The Registrant remains well capitalized with capital ratios that are significantly in excess of regulatory guidelines. During 1994, the Registrant's wholly owned banking subsidiary earned the highest possible national safety and soundness rating from two national bank-rating services. Bauer Financial Services and Veribanc, Inc. base their ratings on capital levels, loan portfolio quality, and security portfolio strength.

The Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio presented below measure the amount of capital in relation to the degree of risk perceived in assets and off-balance sheet exposure. This concept recognizes that certain higher risk assets require more capital to support them than lower risk assets. Both ratios were well in excess of the minimum Regulatory guidelines of 4% and 8%, respectively. Both capital and the degree of risk used to weight assets and off-balance sheet items are defined by bank holding company regulatory agencies.
As defined, capital may exclude most intangible assets as well as a portion of the allowance for loan losses in excess of delineated percentages of loan balances; unrealized gains and losses on securities classified as available for sale, net of the tax effect, for financial reporting purposes are excluded from capital for the computation of capital adequacy ratios. There are limitations for the amount of the allowance for loan losses that can be considered for capital ratios and for the amount of deferred tax assets that can be used to meet capital requirements. For all periods presented the Registrant was permitted to include all of its deferred tax assets in its capital ratio computations. Risk factors used to weight assets and off-balance sheet items range from 0% for cash, amounts due from the Federal Reserve and securities issued by the U.S. Treasury to 100% for certain types of loans and securities. Regulations promulgated by bank and bank holding company regulatory agencies are intended primarily for the protection of the Bank's depositors and customers rather than the holders of the Registrant's securities.

The Tier 1 Leverage Ratio depicted below compares capital, as defined for regulatory purposes, to average assets without regard to risk weights and certain intangible assets. This ratio measures the utilization of capital to support the balance sheet and is well in excess of the minimum Regulatory guideline of 4%.

                                         First     Second    Third     Fourth    First
                                         Quarter   Quarter   Quarter   Quarter   Quarter
                                         1994      1994      1994      1994      1995
- ----------------------------------------------------------------------------------------
Tier 1 leverage ratio                      9.44%     8.99%     8.85%     9.05%     9.19%
Tier 1 capital ratio                      15.82%    15.34%    15.95%    16.09%    16.13%
Total risk-based capital ratio            17.07%    16.59%    17.21%    17.35%    17.39%
Cash dividends as a percentage
 of net income                            48.81%    48.46%    87.53%    50.77%    50.50%
Per common share:
 Book value                              $12.45    $12.35    $12.30    $12.27    $12.55
 Tangible book value                     $10.96    $10.95    $11.01    $11.04    $11.36
- ----------------------------------------------------------------------------------------

The common shares of NBT BANCORP INC. are traded in the NASDAQ National Market System under the symbol NBTC. High, low, and closing stock prices, and cash dividends declared by quarter, restated to give retroactive effect to stock dividends, are depicted in the table following. At March 31, 1995 the total market capitalization of NBT's common stock was approximately $128 million, compared with $138 million a year ago and $132 million at December 31, 1994. The change in market capitalization is due to a decrease in the number of shares outstanding and changes in the market price.

                                                                              Cash
                                                                         Dividends
Quarter Ending                       High           Low        Close      Declared
- ----------------------------------------------------------------------------------
1994
- ----------------------------------------------------------------------------------
Mar 31                             $17.62        $16.67       $16.67        $0.109
Jun 30                              17.02         14.52       $15.71         0.110
Sept 30                             15.71         14.29       $15.24         0.110
Dec 31                              17.00         15.00       $16.50         0.120
- ----------------------------------------------------------------------------------

1995
- ----------------------------------------------------------------------------------
Mar 31                             $17.00        $16.00       $16.00        $0.120
- ----------------------------------------------------------------------------------

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin: The most significant impact on the Registrant's net income between periods is derived from the interaction of changes in the volume of and rates earned on interest earning assets and paid on interest bearing liabilities. The volume of earning securities and loans, compared to the volume of interest bearing liabilities represented by deposits and borrowings, combined with interest rate spread, produces the changes in the net interest income between periods. The table Comparative Analysis of Federal Taxable Equivalent Net Interest Income presents the relative contribution of changes in average interest rates and average volume of interest earning assets and interest bearing liabilities on FTE net interest income between periods. Changes in interest income and expense arising from the combination of rate and volume variances, which cannot be segregated, are allocated proportionally to rate and volume based on their relative absolute magnitudes.

FTE interest income increased for the first quarter of 1995 compared to the same period of 1994 due to a combination of favorable rate and volume variances. The volume of average earning assets increased from $892 million for the first three months of 1994 to $960 million for the same period of 1995. Reducing the increased yield for the first quarter of 1995 was a non-recurring write-off of $0.5 million of accrued interest receivable on loans previously charged-off or on nonaccrual status. The decline in FTE net interest income can be attributed to increased rates for interest bearing liabilities as interest rates in general increased, but the rate of increase was greater for interest bearing liabilities than for interest earning assets. While lower costing deposit products experienced a decrease in average volume, certificates of deposit volume increased as customers moved funds into this more costly deposit product. Additionally, the average volume of interest bearing liabilities increased to $799 million for the first three months of 1995, compared to $740 million during the same period a year ago.

Net interest margin was 4.99% for the first quarter of 1994, declined throughout 1994 to 4.64% for the fourth quarter of 1994, resulting in a net interest margin of 4.81% for 1994 on an annual basis and continued to decline in the first quarter of 1995 to 4.30% for the quarter. Net interest margin for the first quarter of 1995 was 4.50% excluding the effect of the previously mentioned accrued interest receivable write-off. The effects of soft loan demand and competitive pricing are reflected in the compressed net interest margin.

During the second quarter of 1994 the Registrant's asset-liability management committee undertook several steps to improve net interest income which, because of the rate environment and portfolio maturities of higher yielding funds purchased previously, would not necessarily improve net interest margin. Remaining well within its established liquidity guidelines, the Registrant utilized $60 million of its access to lower cost funds to purchase securities to be held to maturity yielding a higher rate than its incremental borrowing rate and improving net interest income. This leveraging of the balance sheet has had a continuing positive impact on net interest income throughout 1994 and 1995. Average earning assets and interest bearing liabilities for the period increased due to this leveraged transaction.

        COMPARATIVE ANALYSES OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME

                                  THREE MONTHS ENDED MARCH 31,
ANNUALIZED
YIELD/RATE                                            AMOUNTS                  VARIANCE
                                                                      --------------------------
 1995   1994  (dollars in thousands)               1995     1994      TOTAL    VOLUME       RATE
 ----   ----                                       ----     ----      -----    ------       ----
4.31%  9.43%  INTEREST BEARING DEPOSITS         $     5  $     1   $     4   $     5    $    (1)
5.71%  3.07%  FEDERAL FUNDS SOLD                      5        9        (4)       (9)         5
5.92%  3.21%  OTHER SHORT TERM INVESTMENTS           22       45       (23)      (46)        23
5.97%  5.64%  SECURITIES AVAILABLE FOR SALE       1,612    2,371      (759)     (891)       132
8.01%  8.85%  LOANS AVAILABLE FOR SALE              157      205       (48)      (30)       (18)
              SECURITIES HELD TO MATURITY
6.60%  5.92%   TAXABLE                            3,543    1,733     1,810     1,712         98
6.83%  5.92%   TAX-EXEMPT                           600      357       243       153         90
8.73%  8.64%  LOANS                              12,220   11,862       358       235        123
              ----------------------------------------------------------------------------------
7.67%  7.54%  TOTAL INTEREST INCOME              18,164   16,583     1,581     1,129        452
- -----  -----
2.72%  2.61%  MONEY MARKET DEPOSIT ACCOUNTS         803      999      (196)     (237)        41
1.62%  1.63%  NOW ACCOUNTS                          330      353       (23)      (20)        (3)
2.96%  2.70%  SAVINGS ACCOUNTS                    1,167    1,188       (21)     (129)       108
5.12%  3.87%  CERTIFICATES OF DEPOSIT             4,311    2,560     1,751       745      1,006
5.74%  3.60%  OTHER BORROWED FUNDS                1,219      281       938       697        241
 7.01% 6.62%  LONG TERM DEBT                        151      236       (85)      (98)        13
              ----------------------------------------------------------------------------------
4.05%  3.08%  TOTAL INTEREST EXPENSE              7,981    5,617     2,364       958      1,406
- -----  -----  ----------------------------------------------------------------------------------

              NET INTEREST INCOME               $10,183  $10,966   $  (783)  $   171    $  (954)
              ==================================================================================
3.62%  4.62%  INTEREST RATE SPREAD
=====  =====  ====================
4.30%  4.99%  NET INTEREST MARGIN
=====  =====  ===================
              FTE ADJUSTMENT                    $   222  $   138
              ==============                    =======  =======

Noninterest Income: The table below presents quarterly and period to date amounts of noninterest income. First quarter 1995 noninterest income fell from the comparable period of 1994 predominately due to the 1994 sale of securities available for sale having an amortized cost of $70 million at a gain of $0.6 million. There were no similar transactions during the comparable period of 1995. Trust income decreased in the first quarter of 1995 as compared to the comparable period of 1994 due to lower fees on estates and personal agency accounts; the decrease in third and fourth quarter 1994 trust income is related to these same components of trust income. Reflected in other income for the fourth quarter of 1994 is a $0.5 million charge to record real estate loans available for sale at their then current market value.

                                   NONINTEREST INCOME
                          First      Second     Third      Fourth    Twelve     First
                          Quarter    Quarter    Quarter    Quarter   Months     Quarter
(dollars in thousands)    1994       1994       1994       1994      1994       1995
- --------------------------------------------------------------------------------------
Trust income              $  799     $  800     $  661     $251      $2,511     $  662
Service charges on
 deposit accounts            654        778        797      803       3,032        731
Securities gains             555          -          -        -         555          -
Other income                 428        306        350     (143)        941        374
- --------------------------------------------------------------------------------------
  Total noninterest
   income                 $2,436     $1,884     $1,808     $911      $7,039     $1,767
- --------------------------------------------------------------------------------------

                    NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
                            First     Second     Third      Fourth    Twelve     First
                            Quarter   Quarter    Quarter    Quarter   Months     Quarter
(dollars in thousands)      1994      1994       1994       1994      1994       1995
- ----------------------------------------------------------------------------------------
Salaries and Employee
 benefits                   $4,084    $4,170     $ 4,112    $3,791    $16,157    $4,024
Net occupancy expense          630       506         571       588      2,295       603
Equipment expense              542       560         472       459      2,033       411
FDIC insurance                 457       457         457       458      1,829       451
Legal, Audit, and
 outside services              963       965       1,196       941      4,065       941
Loan Collection and
 other loan related
 expenses                      408       436         498       299      1,641       345
Amortization of
 goodwill and other
 intangibles                 1,042       893         881       406      3,222       315
Other operating
 expense                     1,369     1,169       1,413     1,217      5,168     1,323
Restructuring expense            -         -       1,367       897      2,264         -
- ----------------------------------------------------------------------------------------
  Total noninterest
   expense                  $9,495    $9,156     $10,967    $9,056    $38,674    $8,413
- ----------------------------------------------------------------------------------------
Efficiency ratio             73.91%    69.23%      70.82%    66.73%     70.22%    70.40%
Overhead ratio               69.43%    64.13%      77.97%    64.07%     63.51%    65.27%
Expense ratio                 3.22%     2.89%       2.98%     2.79%      2.96%     2.64%
Average full-time
 equivalent employees          613        589         562       540        576       535
Average assets per
 average full-time
 equivalent employee
 (millions)                   $1.6       $1.7        $1.8      $1.9       $1.8      $1.9
- ----------------------------------------------------------------------------------------

Noninterest expense: The table preceding presents noninterest expense for the periods indicated. Noninterest expense for the first quarter of 1995 has decreased significantly from the comparable period a year previous, the decrease was spread through all components of noninterest expense. Decreased intangible amortization was the primary reason for the significant change; during 1994, some components of intangibles incurred as a result of the acquisition of four commercial banks in 1989 reached the point at which they were fully amortized. There are no further dramatic changes in such amortization anticipated in the future, the amortization of the remaining components lapses off gradually over time.

Full time equivalent employees have fallen throughout 1994 and 1995; the March, 1995 closing level of full time equivalent employees was 532, the lowest level since 1989. During 1994, the Registrant implemented a restructuring plan that included a reduction in the work force and the closing of three offices. Charges of $1.2 million related to the termination benefits of 35 employees and exit costs related to the closure of three offices and professional fees related to the terminations totalling $1.1 million, including $0.7 million for the impairment of long-lived assets, were recognized. Of the activities considered in the exit plan all the employees have been terminated and offices have been closed or converted to a different level of service.

One office remains to be disposed of, the Registrant is seeking a purchaser as expediently as possible.

Through March 31, 1995, termination benefits of $1.1 million and exit costs totalling $0.3 million have been paid and charged to the liability under the restructuring plan. Long-lived assets were disposed of at a loss of $0.2 million which was charged to the valuation allowance related to the restructuring. No adjustments have been made to either the restructuring liability or the valuation allowance related to the impairment of long lived assets due to the restructuring.

Provision for Income Taxes: The effective tax rate for the first quarter of 1995 was 36% compared to 39% for the first quarter of 1994. Increased tax exempt income was the primary reason for both the decrease in the effective tax rate and the actual provision amount.

- -------------------------------------------------------------------------------------------------
SELECTED FIVE YEAR DATA                             1990      1991       1992       1993     1994
- -------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)
     Net income                                  $ 7,540   $ 7,179    $ 8,043    $ 8,505  $ 6,508

     Return on average assets                      0.91%     0.85%      0.94%      0.93%    0.64%

     Return on average equity                      9.42%     8.45%      8.89%      8.79%    6.53%

     Net interest margin                           5.71%     5.64%      5.52%      5.26%    4.81%

     Efficiency Ratio                             68.84%    68.52%     69.48%     71.05%   70.22%

     Expense Ratio                                 3.24%     3.23%      3.19%      3.21%    2.96%

     Overhead Ratio                               63.53%    63.18%     63.18%     65.77%   65.96%

     Tier 1 leverage ratio                         6.70%     7.92%      9.01%      9.24%    9.05%

     Tier 1 capital ratio                         12.66%    14.12%     15.30%     15.40%   16.09%

     Total risk-based capital ratio               12.66%    14.12%     16.61%     16.66%   17.35%

     Cash dividends as a percentage
      of net income                               34.77%    38.58%     36.94%     38.82%   55.22%

     Per Common Share:
      Net income                                 $ 0.97    $ 0.92     $ 1.02     $ 1.05   $ 0.80

      Cash dividends                             $ 0.338   $ 0.355    $ 0.376    $ 0.413    0.449

      Book value                                 $10.62    $11.18     $11.82     $12.58   $12.27

      Tangible book value                        $ 7.26    $ 8.43     $ 9.64     $10.95   $11.04

      Stock dividends distributed                  5.00%     5.00%      5.00%      5.00%    5.00%

      Stock splits distributed                  3 for 2      none       none       none     none

      Market price:
       High                                      $15.22    $12.95     $14.51     $18.50   $17.62
       Low                                       $11.88    $ 9.93     $ 9.98     $12.62   $14.29
       End of year                               $12.34    $ 9.93     $13.15     $17.38   $16.50

       Price/earnings multiple                    20.63x    16.55x     12.89x     10.79x   12.72x
       Price/book value multiple                   1.16x     0.89x      1.11x      1.38x    1.34x
- -------------------------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

There have been no material legal proceedings initiated or settled during the quarter ended March 31, 1995. The Registrant and its principal subsidiary, The National Bank and Trust Company (collectively
NBT), initiated a suit in the Supreme Court of the State of New York, Chenango County, on October 28, 1988, against Fleet/Norstar Financial Group, Inc., Fleet/Norstar New York, Inc., and Norstar Bank of Upstate N.Y. (collectively NORSTAR) for tortious interference with NBT's contract rights and prospective business relationship with Central National Bank, Canajoharie, New York. NBT is seeking damages from NORSTAR for lost profits and special and punitive damages. On June 20, 1989, the Court dismissed all three counts of the complaint for failure to state a cause for action. On March 29, 1990 the Appellate Division of the Supreme Court of New York reversed the trial court's dismissal of NBT's third cause of action for tortious interference with prospective business relations and affirmed the dismissal of NBT's first two causes of action. The New York Court of Appeals denied NBT's petition for review of the dismissal of the first two causes of action on the ground that the order appealed from did not finally determine the action. NBT's motion for reargument of its petition for review was also denied and NBT's third cause of action was remanded to the trial court. On March 9, 1994, NBT filed with the trial court a Note of Issue indicating the amount demanded as $74,212,288. On July 27, 1994, the trial court granted Norstar's motion for summary judgement as to the third cause of action. NBT has appealed this order to the Appellate Division and oral argument was held in that appeal on March 29, 1995.

Item  2 -- Changes in Securities

Following are listed changes in the Registrant's Common Stock outstanding during the quarter ended March 31, 1995 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future are presented below. There was no Preferred Stock outstanding during the quarter ended March 31, 1995.

The Registrant has Stock Option Plans. Outstanding at March 31, 1995 are non-qualified stock options covering 270,382 shares at exercise prices ranging between $9.46 and $16.90 with expiration dates between January 12, 1996, and February 22, 2005. There are 605,596 shares of authorized common stock designated for possible issuance under the Plans, including the aforementioned shares. The number of shares designated for the Plans, the number of shares under existing options and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences as enumerated in the Plans. (Forms S-8, Registration Statement Nos. 33-18976 and 33-77410, filed with the Commission on December 9, 1987 and April 6, 1994, respectively.)

The Registrant has agreed to grant its former Chairman stock options in connection with the discharge of severance obligations of the Registrant and the Bank under the employment agreement with its former Chairman. The agreement calls for the issuance of options covering

123,798 and 25,935 shares with exercise prices $16.188 and $16.90, respectively and an expiration date of January 31, 1997. The number of shares under option and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences. The Registrant wile file a registration statement relating to these option shares which would be issued, upon payment of the exercise price, from authorized, but unissued common stock, or shares held in the treasury. These stock options do not serve to reduce the number available under the previously mentioned Stock Option Plans.

The Registrant has a Dividend Reinvestment Plan. There are 134,003 additional shares of authorized but unissued common stock designated for possible issuance under the Plan. (Form S-3, Registration Statement No. 33-12247, filed with the Commission on February 26, 1987).

The Registrant's Board of Directors has authorized the purchase on the open market by the Registrant of additional shares of treasury stock. These treasury shares are to be used for a variety of corporate purposes, primarily to meet the needs of the Registrant's Employee Stock Ownership Plan, Dividend Reinvestment and Stock Purchase Plan, and Stock Option Plans. Purchases and sales during 1995 totalled 188,652 and 175,839, respectively, with 48,943 of treasury shares at March 31, 1995. Purchases were made at the prevailing market price in effect at the dates of the transactions. Subsequent sales to both the Registrant's Employee Stock Ownership Plan and Dividend Reinvestment and Stock Purchase Plan, if any, were made at the five day average of the highest and lowest quoted selling price of the Registrant's common stock on the National Market System of NASDAQ. Sales under the Registrant's Stock Option Plans were made at the option price. The price per common share ranged between $13.43 and $16.50; any difference between cost and sales price was recorded in capital surplus.

As approved at the April 22, 1995 annual meeting, the Registrant currently is authorized to issue 2.5 million shares of preferred stock, no par value, $1.00 stated value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications, and restrictions for each series of preferred stock issued. The Registrant has a Stockholder Rights Plan (Plan) designed to ensure that any potential acquiror of the Registrant negotiate with the Board of Directors and that all Registrant stockholders are treated equitably in the event of a takeover attempt. When the Plan was adopted, the Registrant paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Registrant. Similar Rights are attached to each share of the Registrant's common stock issued after November 15, 1994, the date of adoption subject to adjustment. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20 percent or more of the Registrant's outstanding common stock, begins a tender or exchange offer for 25 percent or more of the Registrant's outstanding common stock, or an adverse person, as declared by the Board of Directors, acquires 10 percent or more of the Registrant's outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Registrant's common stock and therefore, the Rights will be transferred upon the transfer of shares of the Registrant's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, no par value, and $1.00 stated value per share of the Company at a price of $100.

The Plan also provides that upon the occurrence of certain specified events, the holders of Rights will be entitled to acquire additional equity interests in the Company or in the acquiring entity, such interests having a market value of two times the Right's exercise price of $100. The Rights, which expire November 14, 2004, are redeemable in whole, but not in part, at the Company's option prior to the time they are exercisable, for a price of $0.01 per Right.

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Registrant' senior securities during the quarter ended March 31, 1995.

Item  4 -- Submission of Matters to a Vote of Security Holders

The Registrant's Annual Meeting of Stockholders was held on April 22, 1995. Four directors were elected and three proposals were voted upon by the stockholders, as described below. A copy of the Notice of Annual Stockholders' Meeting and Proxy Statement is incorporated by Reference to this Form 10-Q as Exhibit No. 99.1. A complete description of each proposal is included in the Proxy Statement.

      a. Daryl R. Forsythe and Everett A. Gilmour were elected as directors at the Annual Meeting with terms of office to expire at the 1998 Annual Meeting of Stockholders. Andrew
            S. Kowalczyk, Jr. and John C. Mitchell were elected as directors at the Annual Meeting with terms of office to expire at the 1997 Annual Meeting of Stockholders. There are two other directors whose terms of office continued after the Annual Meeting. The terms of Peter B. Gregory and Paul O. Stillman will expire at the 1996 Annual Meeting. The directors were elected with the following results:

                                      FOR                WITHHELD
Daryl R. Forsythe                  5,971,716              230,441
Everett A. Gilmour                 5,928,232              273,923
Andrew S. Kowalczyk, Jr.           5,958,433              243,723
John C. Mitchell                   5,971,271              230,886

      b. A resolution to increase the number of authorized shares of common stock to 12,500,000 and authorized shares of preferred stock to 2,500,000.

            The proposal was approved, with 5,375,400 votes FOR, 623,683 votes AGAINST, and 62,607 votes ABSTAINING, and 294,954 broker non-votes.

      c. Proposal to Ratify the Board of Directors Action in Selection of KPMG Peat Marwick as Auditor for the
            Registrant.

            The proposal was approved, with 6,155,329 votes FOR, 156,087 votes AGAINST, and 45,228 votes ABSTAINING.

      d. A shareholder proposal requiring the Board of Directors to take the necessary steps to institute a salary and compensation ceiling for the CEO of the Registrant.

            The proposal was rejected, with 1,442,871 votes FOR, 4,239,215 votes AGAINST, and 287,409 votes ABSTAINING and 387,148 broker non-votes.

Item  5 -- Other Information

At its Annual Meeting held on April 22, 1995, the Registrant announced that its wholly-owned subsidiary would change its name to NBT BANK, N.A. from The National Bank and Trust Company, formerly The National Bank and Trust Company of Norwich.

Item  6 -- Exhibits and Reports on Form 8-K

An exhibits index follows the signature page of this Form 10-Q.

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1995.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of May, 1995.




                              NBT BANCORP INC.



                            /s/ DARYL R. FORSYTHE
                By: ----------------------------------------
                                Daryl R. Forsythe
                      President and Chief Executive Officer



                           /s/ RICHARD I. LINHART
                By: ----------------------------------------
                               Richard I. Linhart
                         Vice President, Chief Finanical
                             Officer, and Treasurer



                              /s/ JOE C. MINOR
                By: ----------------------------------------
                                  Joe C. Minor
                               Assistant Treasurer
                            Chief Accounting Officer

                                      EXHIBIT INDEX

       The following documents are attached as Exhibits to this Form 10-K or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page Number or exhibit cross-reference to the prior filings of the Registrant with the Commission.

Form 10-Q                                                                    Sequential
Exhibit                                                                      Page
Number                                                                       Number
 3.1     Certificate of Incorporation of NBT BANCORP INC. as                 Herein
          amended through April 22, 1995

10.1     NBT BANCORP INC. 1995 Executive Incentive Compensation              Herein
          Plan

10.2     NBT BANCORP INC. 1995 Senior Executive Incentive                    Herein
          Compensation Plan

10.3     Lease Extension of Vestal Office                                    Herein

27.      Financial Data Schedule                                             Herein

99.1     NBT BANCORP INC. Notice of Annual Stockholders Meeting              *
          and Proxy Statement dated March 15, 1995.
           Filed on March 16, 1995 pursuant to Section 14 of the
            Exchange Act, File No. 0-14703.
                                       -28-

                                EXHIBIT 3.1
                Certificate of Incorporation of NBT BANCORP INC.

                        CERTIFICATE OF INCORPORATION
                                    OF
                              NBT BANCORP INC.
                             AS AMENDED THROUGH
                               APRIL 22, 1995

       FIRST:        The name of the corporation (hereinafter called the
"Corporation") is NBT BANCORP INC.

       SECOND:       The address of the registered office of the Corporation
in the State of Delaware is 229 South State Street, City of Dover, County of Kent; and the name of the registered agent of the Corporation in the State of Delaware at such address is The Prentice-Hall Corporation System, Inc.

       THIRD:        The nature of the business and the purpose to be
conducted and promoted by the Corporation shall be to conduct any lawful business, to promote any lawful purpose, and to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

(A)     FOURTH:       The total number of shares of all classes of capital
stock which the Corporation shall have the authority to issue is Fifteen Million (15,000,000) shares, consisting of Twelve Million Five Hundred Thousand (12,500,000) shares of Common Stock having no par value, stated value $1.00 per share and Two Million Five Hundred Thousand (2,500,000) shares of Preferred Stock having no par value, stated value $1.00 per share.

       FIFTH:        The Board of Directors is authorized, subject to
limitations prescribed by law and the provisions of the Article FOURTH, to provide for the issuance of the shares of Preferred Stock in series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof.

       The authority of the Board with respect to each series shall include, but not to be limited to, determination of the following:

              (a) The number of shares constituting that series and the distinctive designation of that series;

              (b) The dividend rate on the shares of that series, whether dividends shall be cumulative, and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends shares of that series;

              (c) Whether that series shall have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights;


 (A) AS LAST AMENDED APRIL 22, 1995

              (d) Whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provisions for adjustment of the conversion rate in such events as the Board of Directors shall determine;

              (e) Whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the date or dates upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;

              (f) Whether that series shall have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund;

              (g) The right of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment of shares of that series;

              (h) Any other relative rights, preferences and limitations of that series.

       Dividends on outstanding shares of Preferred Stock shall be paid or declared and set apart for payment, before any dividends shall be paid or declared and set apart for payment on the Common Stock with respect to the same dividend period.

       If upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the assets available for distribution to holders of shares of Preferred Stock of all series shall be insufficient to pay such holders the full preferential amount to which they are entitled, then such assets shall be distributed ratably among the shares of all series of Preferred Stock in accordance with the respective preferential amounts (including unpaid cumulative dividends, if any) payable with respect thereto.

       SIXTH:        The Corporation is to have perpetual existence.

       SEVENTH:      The name and the mailing address of the incorporator are
       as follows:

              NAME                              MAILING ADDRESS

              Everett A. Gilmour                52 South Broad Street
                                                Norwich, New York 13815

       EIGHTH:       For the management of the business and for the conduct
of the affairs of the Corporation, and in further definition, limitation and regulation of the powers of the Corporation and of its directors and of its stockholders or any class thereof, as the case may be, it is further provided:

              A. The management of the business and the conduct of the affairs of the Corporation shall be vested in its Board of Directors. The number of directors shall be fixed by, or in the manner provided in, the By-Laws. Directors need not be elected by written ballot, unless so required by the By-Laws of the Corporation.

              B. After the original or other By-Laws of the Corporation have been adopted, amended, or repealed, as the case may be, in accordance with the provisions of Section 109 of the General Corporation Law of the State of Delaware, and after the Corporation has received any payment for any of its stock, the power to adopt, amend, or repeal the By-Laws of the Corporation may be exercised by the Board of Directors of the Corporation.

       NINTH:        Meetings of stockholders may be held within or without
the State of Delaware, as the By-Laws may provide. The books of the Corporation may be kept (subject to any provision contained in the statute) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or in the By-Laws of the Corporation.

       TENTH:        From time to time, any of the provisions of this
Certificate of Incorporation may be amended, altered or repealed, and other provisions authorized by the laws of the State of Delaware at the time in force may be added or inserted, all in the manner now or hereafter prescribed by the laws of the State of Delaware, and all rights and powers at any time conferred upon the stockholders and the directors of the Corporation by this Certificate of Incorporation are granted, subject to the provisions of this Article TENTH. The provisions set forth in Article ELEVENTH may not be repealed or amended in any respect, unless such action is approved by the affirmative vote of the holders of not less than eighty percent (80%) of the outstanding shares of Voting Stock (as defined in Article ELEVENTH) of the Corporation; provided, however, if there is a Major Stockholder as defined in Article ELEVENTH, such eighty percent (80%) vote must include the affirmative vote of at least eighty percent (80%) of the outstanding shares of voting stock held by shareholders other than the Major Stockholder.


(B)    ELEVENTH:

       (a) The affirmative vote of the holders of not less than eighty percent (80%) of the total voting power of all outstanding shares entitled to vote in the election of any particular Class of Directors (as defined in Section (c) of this Article ELEVENTH) and held by disinterested shareholders (as defined below) shall be required for the approval or authorization of any "Business Combination," as defined and set forth below:


              (1) Any merger, consolidation or other business reorganization or combination of the Corporation or any of its subsidiaries with any other corporation that is a Major Stockholder of the Corporation;

              (2) Any sale, lease or exchange by the Corporation of all or a substantial part of its assets to or with a Major Stockholder;

              (3) Any issue of any stock or other security of the Corporation or any of its subsidiaries for cash, assets or securities of a Major Stockholder;

              (4) Any reverse stock split of, or exchange of securities, cash or other properties or assets of any outstanding securities of the Corporation or any of its subsidiaries or liquidation or dissolution of the Corporation or any of its subsidiaries in any such case in which a Major Stockholder receives any securities, cash or other assets whether or not different from those received or retained by any holder of securities of the same class as held by such Major Shareholder.


(B)    AS AMENDED FEBRUARY 21, 1986

The affirmative vote required by this Article ELEVENTH shall be in addition to the vote of the holders of any class or series of stock of the Corporation otherwise required by law, by any other Article of this Certificate of Incorporation, or as this Certificate of Incorporation may be amended, by any resolution of the Board of Directors providing for the issuance of a class or series of stock, or by any agreement between the Corporation and any national securities exchange.

              (b) For the purpose of this Article ELEVENTH:

                     (1) The term "Major Stockholder" shall mean and include any person, corporation, partnership, or other person or entity which, together with its "Affiliates" and "Associates" (as defined at Rule 12b-2 under the Securities Exchange Act of 1934), "beneficially owns" (as hereinafter defined) in the aggregate five percent (5%) or more of the outstanding shares of Voting Stock, and any Affiliates or Associates of any such person, corporation, partnership, or other person or entity.

                     (2) The term "Substantial Part" shall mean more than twenty-five percent (25%) of the fair market value of the total consolidated assets of the Corporation in question, or more than twenty-five percent (25%) of the aggregate par value of authorized and issued Voting Stock of the Corporation in question, as of the end of its most recent fiscal quarter ending prior to the time the determination is being made.

                     (3) The term "Voting Stock" shall mean the stock of Corporation entitled to vote in the election of directors.

                     (4) The term "Beneficial Owner" shall mean any person and certain related parties, directly, or indirectly who own shares or have the right to acquire or vote shares of the company.

                     (5) The term "Disinterested Shareholder" shall mean any holder of voting securities of the company other then (i) a Major Stockholder if it or any of them has a financial interest in the transaction being voted on (except for a financial interest attributable solely to such person's interest as a stockholder of the company which is identical to the interests of all stockholders of the same class) and (ii) in the context of a transaction described in
       (a) (4) above, any Major Stockholder (whether or not having a financial interest described in clause (i) of this sentence) if it or any of them has directly or indirectly proposed the transaction, solicited proxies to vote in favor of the transaction, financed any such solicitation of proxies or entered into any contract, arrangement, or understanding with any person for the voting of securities of the company in favor of the transaction.

              (c) The provisions of this Article shall not apply to a Business Combination which is approved by sixty-six and two-thirds percent (66-2/3%) of those members of the Board of Directors who were directors prior to the time when the Major Stockholder became a Major Stockholder. The provisions of this Article shall not apply to a Business Combination which (i) does not change any stockholder's percentage ownership in the shares of stock entitled to vote in the election of directors of any successor of the Corporation from the percentage of the shares of Voting Stock owned by such stockholder;
       (ii) provides for the provisions of this Article without any amendment, change, alteration, or deletion, to apply to any successor to the Corporation; and (iii) does not transfer all or a Substantial Part of the Corporation's assets or Voting Stock other than to a wholly-owned subsidiary of the Corporation.

              (d) Nothing contained in the Article shall be construed to relieve a Major Stockholder from any fiduciary obligation imposed by law. In addition, nothing contained in this Article shall prevent any stockholders of the Corporation from objecting to any Business Combination and from demanding any appraisal rights which may be available to such stockholder.

(C) (e) The Board of Directors of the Corporation shall be divided into three classes: Class 1, Class 2 and Class 3, which shall be as nearly equal as possible. Each Director shall serve for a term ending on the date of the third Annual Meeting of Stockholders following the Annual Meeting at which such Director was elected; provided, however, that each initial Director in Class 1 shall hold office until the Annual Meeting of Stockholders in 1987; each initial Director in Class 2 shall hold office until the Annual Meeting of Stockholders in 1988; and each initial Director in Class 3 shall hold office until the Annual Meeting of Stockholders in 1989. Such initial Directors for each of the three Classes of Directors shall be as follows:
       Class 1 - John M. Kolbas and Paul O. Stillman; Class 2 - Donald
       E. Stone, Darryl R. Gregson and Paul R. Enggaard;  Class 3 -
       Everett A. Gilmour, J.K. Weinman and Thomas J. Mirabito. In the event of any increase or decrease in the authorized number of Directors,
       (1) each Director then serving as such nevertheless continue as a Director of the Class of which he is a member until the expiration of his current term, or his earlier resignation, removal from office or death, and (2) the newly created or eliminated directorships resulting from such increase or decrease shall be appointed by the Board of Directors among the three Classes of Directors so as to maintain such classes as nearly equal as possible. Notwithstanding any of the foregoing provisions of this Article ELEVENTH, each Director shall serve until his successor is elected and qualified or until his earlier resignation, removal from office or death.

(D) TWELFTH: A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as director except for liability (i) for any breach of the director's duty of loyalty to the Corporation of its stockholders, (ii) for acts of omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, as the same exists or hereafter may be amended, or (iv) for any transaction from which the director derived an improper personal benefit. If the Delaware General Corporation Law hereafter is amended to authorize the further elimination or limitation of the liability of directors, then the liability of a director of the Corporation, in addition to the limitation on personal liability provided herein, shall be limited to the fullest extent permitted by the amended Delaware General Corporation Law. Any repeal or modification of this paragraph by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation on the personal liability of a director of the Corporation existing at the time of such repeal or modification.

(C)    PARAGRAPH (e) ADDED BY AMENDMENT FEBRUARY 21, 1986.

(D)    ARTICLE TWELFTH ADDED BY AMENDMENT FEBRUARY 28, 1987.

                                EXHIBIT 10.1
         NBT BANCORP INC. 1995 Executive Incentive Compensation Plan

                                                February 21, 1995



                                NBT BANCORP INC.

                                Norwich, New York

                   1995 EXECUTIVE INCENTIVE COMPENSATION PLAN

                                NBT BANCORP INC.

                                Norwich, New York

                   1995 EXECUTIVE INCENTIVE COMPENSATION PLAN

                                Table of Contents


                                                                       Page

   Introduction                                                         1-2

   Incentive Plan

   Section I - Definitions                                                3

   Section II - Participation                                             4

   Section III - Activating the Plan                                      4

   Section IV - Calculation of Awards                                     4

   Section V - President's Special Recommendations                        4

   Section VI - Distribution of Awards                                    5

   Section VII - Plan Administration                                      6

   Section VIII - Amendment, Modification, Suspension or  Termination     6

   Section IX - Effective Date                                            6

   Section X - Employer Relations with Participants                       6

   Section XI - Governing Law                                             6


   Incentive Plan Participants                                   Appendix A

   Distribution of Awards                                        Appendix B

                                NBT BANCORP INC.

                                Norwich, New York

                                  Introduction

It is important to examine the benefits which accrue to the organization through the operation of the Executive Incentive Compensation Plan. The Plan impacts directly on senior and middle management - those critical to the organization's success - and its purpose can be summarized as follows:


   *       Provides Motivation:  The opportunity for incentive awards provides executives with the impetus to "stretch" for challenging, yet attainable, goals.



   *       Provides Retention:  by enhancing the organization's competitive compensation posture.



   *       Provides Management Team Building:  by making the incentive award dependent on the attainment of organization goals, a "team orientation" is fostered among the participant group.



   *       Provides Individual Motivation:  by making a portion of the incentive award dependent on the attainment of individual goals, a participant is encouraged to make significant personal contribution to the corporate effort.



   *       Provides Competitive Compensation Strategy:  The implementation of incentive arrangements is competitive with current practice in the banking industry.

Highlights of the 1995 Executive Incentive Compensation Plan included in the following pages are as follows:

   1.      The Plan is competitive compared with similar sized banking organizations and the banking industry in general.


   2.      The Compensation Committee of the Board of Directors controls all aspects of the Plan.


   3.      Management employees are eligible for participation.


   4.      The financial criteria necessary for Plan operation consist of
              Return on Average Assets (40% Weight) and Return of Equity (40% Weight) and Profit Improvement (20% Weight).


   5.      Incentive distributions will be made during the first quarter of the year following the Plan Year.


   6.      Incentive awards will be based on attainment of corporate goals.
              Total Incentive Awards contain both Corporate and Individual components; the corporate component awarded by virtue of corporate performance related to corporate goals and the individual component awarded by virtue of individual performance related to individual goals. Component percentages are shown in Appendix B.


   7.      Incentive distributions will be based on matrix in Appendix B.

                                NBT BANCORP INC.

                                Norwich, New York

The Board of Director of NBT Bancorp Inc. has established this 1995 Executive Incentive Compensation Plan. The purpose of the Plan is to meet and exceed financial goals and to promote a superior level of performance relative to the bank's competition in its market area. Through payment of incentive compensation beyond base salaries, the Plan provides reward for meeting and exceeding the bank's financial goals.


SECTION I - DEFINITIONS

   Various terms used in the Plan are defined as follows:


   Base Salary: the base salary at the end of the Plan year, excluding any bonuses, contributions to employee benefit programs, or other compensation not designated as salary.


   Board of Directors:  The Board of Directors of NBT Bancorp Inc.


   President & CEO:  President and CEO of NBT Bancorp Inc.


   Corporate Goals: Those pre-set objectives and goals which are required to activate distribution of awards under the Plan.


   Individual Goals: Five key objectives mutually agreed upon between participants and superior, and approved by the CEO.


   Compensation Committee:  The Compensation Committee of the Board of
        Directors of the Bank.


   Plan Participant: An eligible employee of the bank designated by the President & CEO and approved by the Compensation Committee for participation for the Plan Year.


   Plan Year:  The 1995 calendar year.

SECTION II - ELIGIBILITY TO PARTICIPATE

To be eligible for an award under the Plan, a Plan participant must be an officer in the full-time service of the bank at the start and close of the calendar year and at the time of the award unless the CEO by special exception recommends to the Compensation Committee a special arrangement for a newly hired executive who may be designated by the CEO and approved by the Compensation Committee as eligible for an award as determined in the employment agreement. A Plan participant must be in the same or equivalent position, at year end as they were when named a participant or have been promoted during the course of the year, to be eligible for an award. If a Plan participant voluntarily leaves the employ of the bank prior to the payment of the award, he/she is not eligible to receive an award. However, if the active full-time service of a participant in the Plan is terminated by death, disability, retirement, or if the participant is on an approved leave of absence, the President should recommend an award to such a participant based on the proportion of the Plan year that he/she was in active service with the bank.


SECTION III - ACTIVATING THE PLAN

The operation of the Plan is predicated on attaining and exceeding management performance goals. The goals will consist of return on average assets, return on shareholder's equity and profit improvement. The Corporation must achieve a minimum net income set forth in Appendix B to trigger an award pursuant to the terms of this plan.


SECTION IV - CALCULATION OF AWARDS

The Compensation Committee designates the incentive formula as shown in Appendix B. The actual rate of distribution is based upon bank performance. The Compensation Committee will make final decisions with respect to all incentive awards and will have final approval over all incentive awards. The individual participant data regarding maximum award and formulas used in calculation has been customiszed and appears as Appendex A.


SECTION V - PRESIDENT'S SPECIAL RECOMMENDATIONS

The President & CEO will recommend to the Compensation Committee the amounts to be awarded to individual participants in the incentive Plan. The President & CEO may recommend a change beyond the formula to a bonus award (increase or decrease) to an individual participant by a specified percentage based on assessment of special individual performance beyond the individual goals. The Compensation Committee may amend the President & CEO's bonus award. The amount of the adjustment is from 0%-20% of the actual award. No award will be granted to an officer whose performance is unacceptable.

SECTION VI - DISTRIBUTION OF AWARDS

Unless a participant elects the deferred option outlined in the following paragraph, distribution of awards will be made during the first quarter of the year following the Plan year. Distribution of the bonus award must be approved by the Compensation Committee.

A participant may elect by written notice to the Committee at any time during the month of December of the Plan Year preceding the year to which the award relates to have all or a portion of his award deferred (Deferred Award). Any such election shall be irrevocable except unforeseeable financial emergency.

Any portion of participant's award that is deferred shall bear interest commencing on the Award Date based on the lowest balance in the participant's account during the month, as if invested at an annual rate equal to the highest annual rate offered at NBT on any customer deposit account in effect on the last day of the preceding calendar year. Interest shall be computed monthly, and credited to the participant's account as of the last day of each calendar month.

The Deferred Award shall be paid in five (5) annual installments upon the participant's ceasing to be actively employed by the Company for any reason. Payment shall begin on the 31st day of January following the year in which the participant ceases to be actively employed with the Company. However, a participant with the consent of the Committee, prior to termination of employment, may elect in writing to have the aggregate amount in his or her Deferred Award Account paid to him or her in a lump sum on a designated date.

Nothing contained in this Plan and no action taken pursuant to the provisions of this Plan shall create or be constructed to create a trust of any kind, or a fiduciary relationship between NBT and the participant, his or her designated beneficiary or any other person, nor shall the participant or any designated beneficiary have any preferred claim on, any title to, or any beneficial interest in, the assets of NBT or the payments deferred hereunder prior to the time such payments are actually paid to the participant pursuant to the terms herein. To the extent that the participant, his or her designated beneficiary or any person acquires a right to receive payments from NBT under this Plan, such right shall be no greater than the right of any unsecured general creditor of NBT.

The intent of this Section of the Plan is to create a voluntary, non-qualified, unfunded, deferred executive incentive compensation Plan which will defer the deduction of such incentive compensation for tax purposes by NBT and which will correspondingly defer the recognition of such compensation by the participant until such compensation is actually paid. It is therefore intended, and this Plan shall be construed and where necessary modified, so that the participants shall not be deemed to have constructively received such deferred compensation.

In the event of death, any approved award earned under the provisions of this plan will become payable to the beneficiary designated under this Plan; or if no such designation, to the designated beneficiary of the participant as recorded under the bank's group life insurance program; or in the absence of a valid designation, to the participant's estate.

SECTION VII - PLAN ADMINISTRATION

The Compensation Committee shall, with respect to the Plan have full power and authority to construe, interpret and manage, control and administer this Plan, and to pass and decide upon cases in conformity with the objectives of the Plan under such rules as the Board of Directors of the bank may establish.

Any decision made or action taken by the Bank, the Board of Directors, or the Compensation Committee arising out of, or in connection with, the administration, interpretation, and effect of the Plan shall be at their absolute discretion and will be conclusive and binding on all parties. No member of the Board of Directors, Compensation Committee, or employee of the bank shall be liable for any act or action hereunder, whether of omission or commission, by a Plan participant or employee or by any agent to whom duties in connection with the administration of the Plan have been delegated in accordance with the provision of the Plan.

SECTION VIII - AMENDMENT, MODIFICATION, SUSPENSION OR TERMINATION

The bank reserves the right, by and through its Board of Directors to amend, modify, suspend, reinstate or terminate all or part of the Plan at any time. The Compensation Committee will give prompt written notice to each participant of any amendment, suspension or termination or any material modification of the Plan. In the event of a merger or acquisition, the Plan and related financial formulas will be reviewed and, if necessary, revised to take into account the financial status of any merged institution.

SECTION IX - EFFECTIVE DATE OF THE PLAN

The effective date of the Plan shall be January 1, 1995.

SECTION X - EMPLOYER RELATION WITH PARTICIPANTS

Neither establishment nor the maintenance of the Plan shall be construed as conferring any legal rights upon any participant or any person for a continuation of employment, nor shall it interfere with the right of an employer to discharge any participant or otherwise deal with him/her without regard to the existence of the Plan.

SECTION XI - GOVERNING LAW

Except to the extent pre-empted under federal law, the provisions of the Plan shall be construed, administered and enforced in accordance with the domestic internal law of the State of New York. In the event of relevant changes in the Internal Revenue Code, related rulings and regulations, changes imposed by other regulatory agencies affecting the continued appropriateness of the Plan and awards made thereunder, the Board may, at its sole discretion, accelerate or change the manner of payments of any unpaid awards or amend the provisions of the Plan.

                                EXHIBIT 10.2
        NBT BANCORP INC. 1995 Senior Executive Incentive Compensation Plan

        1995 SENIOR EXECUTIVE INCENTIVE COMPENSATION PLAN (SEICP)


BASIS FOR THIS PLAN
       In keeping with the philosophy of incentive pay to reward senior executives for performance, the Board of NBT Bancorp Inc. hereby adopts the following Senior Executive Incentive Plan.

PARTICIPANTS
       The participants included in the Plan will be determined annually, prior to the start of each fiscal year, by the Compensation Committee of the Board of Directors (hereinafter referred to as the "Committee") upon recommendation by the Chief Executive Officer. For 1995 the Committee has determined the participants to be Messrs. Forsythe, Linhart, and Weismann.

SHAREHOLDER RETURN THRESHOLD
       Before any awards are made under the terms of this Plan, a minimum net income and return to shareholders shall be achieved. This threshold shall be determined annually by the Committee.
       The minimum threshold for award under this Plan for 1995 are either:

              Net Income for 1995                      $8,400,000

              Return on Average Assets                      .81%

EXECUTIVE STOCK OWNERSHIP
       The following resolution of the Board of Directors is incorporated herein and made a part of this plan.

       RESOLVED, that the Board of Directors, being cognizant that major U.S. corporations have developed guidelines that require or strongly urge top management to invest in company stock, hereby declares that it believes that the interests of Bancorp will be enhanced if Bancorp adopts targets whereby Bancorp's executive management will invest in the stock of Bancorp.

              RESOLVED, that the Board of Directors in furtherance of its desire expressed above hereby adopts the following with respect to Bancorp's executive management:

       (a) The Chief Executive Officer, Mr. Forsythe, and the two Executive Vice Presidents of NBT, Messrs. Linhart and Weismann, (hereinafter, the aforementioned individuals will be referred to collectively as the "Three Executives") will acquire through the Dividend Reinvestment Plan, participation in the Employee Stock Purchase Plan, and/or, by direct purchase during a window period beginning on the third business day and ending on the twelfth business day following release to the public of Bancorp's quarterly earnings, and/or through the exercise of stock options, and will retain such stock so that within a five-year period beginning on January 1, 1995, they will own such number of shares of Bancorp stock as will equal two times then current base salary with respect to the Chief Executive Officer and will equal then current base salary with respect to each of the Executive Vice Presidents.in accordance with (b) below.

       (b) To the extent that any of the Three Executives purchases Bancorp stock pursuant to the stock purchase provisions of this Plan, such executive(s) will retain the shares so purchased for a period of five years from the date of purchase, except as otherwise provided in this Plan.

       RESOLVED, that the Board of Directors hereby authorizes and directs the proper officers of Bancorp to utilize Bancorp funds to pay senior executive officers (as defined in the SEICP) of Bancorp that amount of federal and state taxes due on that portion of the bonus paid under the SEICP which was utilized by such officer(s) to purchase shares of Bancorp stock, provided that such officer utilized at least 50% of his bonus awarded in a particular year for the purchase of Bancorp stock and provided further that such officer agreed to own and retain such shares of Bancorp stock for a period of five years from the date of acquisition.

       RESOLVED, that the President and the other appropriate officers are hereby authorized, on behalf of Bancorp, to take all further actions, incur such expenses, and do all things necessary to effectuate the SEICP as amended.


AWARD FOR 1995

  1995         Approx.  Resulting      Bonus
Net Income       ROA       ROE         Range           ROA      ROE
 Targets                         (% of Base Salary) without intangibles
_______________________________________________________________________
 $8,400         .81%      8.35%       0 - 10%         .90%    10.17%
  8,600         .82%      8.54%       5 - 15%         .92%    10.37%
  8,800         .84%      8.73%      10 - 30%         .94%    10.58%
  9,000         .86%      8.92%      20 - 40%         .96%    10.79%
  9,300         .89%      9.21%      30 - 50%         .99%    11.10%
  9,800         .94%      9.68%      40 - 60%        1.03%    11.61%
 10,500        1.01%     10.33%      50 - 70%        1.10%    12.32%

       Net income achieved shall be the determining factor for the award range. With respect to the Committee determining the bonus award within the range, the Committee shall consider such factors as the ROA and ROE actually achieved and shall also consider the achievement of the goals set forth below:

                                    Other Considerations
                           --------------------------------------
                           Actual           1995            1995
                            1994           Target          Actual
                           ------          ------          ------
Net noninterest expense
to total assets             2.93%        <2.70%(1)         ______

Nonperforming assets
to total assets              .51%        <1.00%(2)         ______

Stock price earnings
multiple                   15-17x           14-15x         ______

OCC Rating (3)                 2                2          ______

____________________________________________________________________
(1) Federal Reserve Bank Peer Group ratio at March 31 was 2.41%
(2) Federal Reserve Bank Peer Group ratio at March 31 was 1.29%
(3) Should NBT fail to maintain its numerical rating by the Office of the Comptroller of the Currency at or above its current level the Committee may adjust or eliminate any bonus under this plan depending upon its evaluation of the reason(s) for the lowered rating

FINAL DETERMINATION
       The Committee shall, after determination of the award percentage earned, determine the overall performance and contribution of the individual participant to the results achieved and may make such discretionary adjustments either up or down as the Committee deems appropriate to reward the individual participant.

COMPUTATION
       Upon the Committee's determination of the individual award earned, the bonus shall be computed by multiplying the bonus percentage awarded by the participant's base compensation for the year as included in his or her's W-2 earnings statement for such year.

       The participants included in the SEICP Plan shall not be eligible for inclusion in any other bonus plan of the Company for that year.



   -----------------                     --------------------------
     (Participant)                        (Compensation Committee)

                                EXHIBIT 10.3
                      Lease Extension of Vestal Office

                               LAW OFFICES
                        LEVENE, GOULDIN & THOMPSON
                             P.O. Box F-1706
                        BINGHAMTON, N.Y. 13902-0106

                                JANUARY 25, 1995


National Bank & Trust Company
52 South Broad Street
Norwich, New York  13815

Attn.:     Mr. Ronald Goodwin

       Re:     LG&T Realty

Dear Ron:

       As you know, on or about February 1, 1994, Levene, Gouldin & Thompson, as landlord ("Landlord"), entered into a written lease ("Lease") with National Bank & Trust Company, as tenant ("Tenant"), wherein the Landlord leased to the Tenant and the Tenant leased from the Landlord approximately 1,250 square feet of office space ("Leased Premises") situate on the lower floor of the building known as 450 Plaza Drive in the Town of Vestal, New York.

       The term of the lease was for one year to commence from the 1st day of February, 1994 and terminating on the 31st day of January, 1995.

       This is to confirm the agreement between the Landlord and the Tenant as follows:

              1. The Lease be and the same is hereby extended for a term of one year commencing from February 1, 1995 and terminating on January
31, 1996 at the same rental and upon the same terms and conditions as set forth in the Lease.

              2.     Except as provided in paragraph numbered "1"

National Bank & Trust Company
January 25, 1995
Page 2



above, all of the terms and conditions of the Lease shall remain in full force and effect.

       Would you kindly confirm the above by signing under the word "CONFIRMED" at the bottom of this letter.

                                           Very truly yours,

                                           LEVENE, GOULDIN & THOMPSON



                                    By:    /s/ Samuel K. Levene
                                           --------------------
                                               Samuel K. Levene

SKL/cmj


CONFIRMED:

NATIONAL BANK & TRUST COMPANY



By:    /s/ Donna L. Deuel
       ----------------------------
           Donna L. Deuel
           Assistant Vice President

                                 EXHIBIT 27
                           Financial Data Schedule