Form 10-Q
period 1995-06-30
NBT BANCORP INC
filed 1995-08-14
CIK 790359

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995.
                                  OR
__ TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.


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

  Registrant's Telephone Number, Including Area Code: (607)-337-6000

Indicate by check mark whether the registrant (1) has filed all reports
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X      No

As of July 31, 1995, there were 8,049,618 shares outstanding, including 136,084 shares held in the treasury, of the Registrant's common stock, No Par, Stated Value $1.00. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

An index to exhibits follows the signature page of this Form 10-Q.

                            NBT BANCORP INC.
                Form 10-Q --Quarter Ended June 30, 1995

                            TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

         Consolidated Balance Sheets at June 30, 1995, December 31,
             1994, and June 30, 1994

         Consolidated Statements of Income for the three month and six month periods ended June 30, 1995 and 1994

         Consolidated Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994

         Notes to Consolidated Financial Statements at June 30, 1995

Item 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations

PART II OTHER INFORMATION

Item 1   Legal Proceedings
Item 2   Changes in Securities
Item 3   Defaults Upon Senior Securities
Item 4   Submission of Matters to a Vote
             of Security Holders
Item 5   Other Information
Item 6   Exhibits and Reports on Form 8-K

SIGNATURES

INDEX TO EXHIBITS
                                         -2-

NBT BANCORP INC. and Subsidary                      June 30,         December 31,     June 30,
CONSOLIDATED BALANCE SHEETS                           1995              1994           1994
------------------------------------------------------------------------------------------------
(dollars in thousands)                              (Unaudited)        (Notes)       (Unaudited)
ASSETS
Cash and due from banks                             $   45,056      $   42,110       $   43,185
Loans available for sale                                 5,962          10,921            9,224
Securities available for sale                          131,096         109,777          122,091
Securities held to maturity (market
 value-$260,993, $261,913 and $262,653)                259,825         272,466          267,683
Loans:
 Commercial and agricultural                           227,654         215,380          214,938
 Real estate mortgage                                  127,279         129,275          130,655
 Consumer                                              217,325         230,063          222,200
------------------------------------------------------------------------------------------------
   Total loans                                         572,258         574,718          567,793
 Less allowance for loan losses                          9,280           9,026            8,799
------------------------------------------------------------------------------------------------
   Net loans                                           562,978         565,692          558,994
Premises and equipment, net                             15,585          15,383           16,122
Goodwill and other intangibles, net                      9,232           9,862           11,148
Other assets                                            14,988          18,346           19,661
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                        $1,044,722      $1,044,557       $1,048,108
------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Interest bearing                                   $  705,769      $  669,007       $  690,737
 Non-interest bearing                                  124,477         122,436          125,571
------------------------------------------------------------------------------------------------
   Total deposits                                      830,246         791,443          816,308
Short-term borrowings                                  103,225         140,587          114,238
Long-term debt                                           3,730           8,734           14,453
Other liabilities                                        5,669           5,486            4,594
------------------------------------------------------------------------------------------------
   Total liabilities                                   942,870         946,250          949,593
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par, stated value $1.00;
 shares authorized-2,500,000 in 1995,
 2,000,000 in 1994                                           -               -                -
Common stock, no par, stated value $1.00;
 shares authorized-12,500,000 in 1995,
 12,000,000 in 1994; issued 8,049,618,
 8,049,618 and 8,053,187                                 8,050           8,050            7,670
Capital surplus                                         69,209          69,669           64,381
Retained earnings                                       27,655          25,446           30,290
Unrealized loss on securities
 available for sale, net of income tax
 effect                                                 (1,106)         (4,273)          (2,579)
Common stock in treasury at cost, 121,473,
 36,130, and 72,287 shares                              (1,956)           (585)          (1,247)
------------------------------------------------------------------------------------------------
   Total stockholders' equity                          101,852          98,307           98,515
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $1,044,722      $1,044,557       $1,048,108
------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
                                            -3-

                                                Three months ended       Six months ended
NBT BANCORP INC. and Subsidiary                      June 30,                June 30,
                                                ------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME               1995          1994       1995        1994
------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)      (Unaudited)
Interest and fee income:
Loans                                        $13,248       $11,922    $25,458     $23,772
Securities held to maturity-
 taxable                                       3,525         2,968      7,069       4,746
Securities held to maturity-
 tax-exempt                                      346           306        736         538
Assets available for sale                      2,015         2,106      3,804       4,681
Other                                              9             2         18          12
------------------------------------------------------------------------------------------
   Total interest and fee income              19,143        17,304     37,085      33,749
------------------------------------------------------------------------------------------
Interest expense:
Deposits                                       7,217         5,194     13,828      10,294
Short-term borrowings                          1,221           711      2,440         992
Long-term debt                                   128           237        279         473
------------------------------------------------------------------------------------------
   Total interest expense                      8,566         6,142     16,547      11,759
------------------------------------------------------------------------------------------
Net interest income                           10,577        11,162     20,538      21,990
Provision for loan losses                        508           942        838       1,752
------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                            10,069        10,220     19,700      20,238
------------------------------------------------------------------------------------------
Noninterest income:
Trust income                                     643           800      1,305       1,599
Service charges on deposit accounts              747           778      1,478       1,432
Securities gains                                  11             -         11         555
Other income                                     353           306        727         734
------------------------------------------------------------------------------------------
   Total noninterest income                    1,754         1,884      3,521       4,320
------------------------------------------------------------------------------------------
Noninterest expense:
Salaries and employee benefits                 3,950         4,170      7,974       8,254
Net occupancy expense                            586           506      1,189       1,136
Equipment expense                                424           560        835       1,102
FDIC insurance                                   452           457        903         914
Amortization of goodwill and other
   intangibles                                   314           893        629       1,935
Other operating expense                        2,509         2,570      5,118       5,310
------------------------------------------------------------------------------------------
   Total noninterest expense                   8,235         9,156     16,648      18,651
------------------------------------------------------------------------------------------
Income before income taxes                     3,588         2,948      6,573       5,907
Income taxes                                   1,367         1,134      2,445       2,290
------------------------------------------------------------------------------------------
   Net income                                $ 2,221       $ 1,814    $ 4,128     $ 3,617
------------------------------------------------------------------------------------------
Net income per common share                    $0.27         $0.22      $0.51       $0.44
Cash dividends per common share                $0.120        $0.110      0.240       0.219
Average common shares outstanding          8,021,829     8,132,254  8,036,601   8,147,172
------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
                                            -4-

CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------
Six Months Ended June 30,                                    1995       1994
(dollars in thousands)                                         (Unaudited)
Operating activities:
Net income                                               $  4,128    $ 3,617
Adjustments to reconcile net income to the
 cash provided by operating activities:
  Provision for loan losses                                   838      1,752
  Depreciation and amortization                               743        865
  Amortization of premiums and accretion
   of discounts on securities                                 (60)       429
  Amortization of goodwill and other intangibles              629      1,935
  Proceeds from sales of loans originated for sale         10,074      8,800
  Loans originated for sale                                (5,091)    (8,021)
  Realized gains on sales of securities                       (11)      (555)
  (Increase) decrease in interest receivable                1,068     (2,371)
  Increase in interest payable                                328          3
  Payments of restructuring liabilities                      (941)         -
  Other, net                                                  889       (962)
----------------------------------------------------------------------------------
Net cash provided by operating activities                  12,594      5,492
----------------------------------------------------------------------------------
Investing activities:
Securities available for sale:
 Proceeds from maturities                                  17,475     13,162
 Proceeds from sales                                        1,011     67,974
 Purchases                                                (35,390)         -
Securities held to maturity:
 Proceeds from maturities                                  38,402     14,941
 Purchases                                                (25,586)  (174,707)
(Increase) decrease in loans                                1,876     (9,538)
Purchase of premises and equipment, net                      (947)    (1,301)
Other investing activities                                      -     (1,781)
---------------------------------------------------------------------------------
Net cash used in investing activities                      (3,159)   (91,250)
---------------------------------------------------------------------------------
Financing activities:
Net increase in deposits                                   38,803      9,080
Net increase (decrease) in short-term borrowings
 with original maturities of three months or less         (37,363)    87,537
Repayments of long-term debt                               (5,004)        (4)
Common stock issued, including treasury shares reissued     3,232      1,514
Purchase of treasury stock                                 (5,063)    (2,618)
Cash dividends and payment for fractional shares           (1,919)    (1,759)
----------------------------------------------------------------------------------
Net cash provided by financing activities                  (7,314)    93,750
----------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        2,121      7,992
Cash and cash equivalents at beginning of year             43,410     36,118
----------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $  45,531    $44,110
----------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                               $ 16,219    $11,762
  Income taxes                                              1,168      1,750
----------------------------------------------------------------------------------
See notes to consolidated financial statements.

NBT BANCORP INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of NBT BANCORP INC. (the Registrant or NBT) and its wholly-owned subsidiary, NBT Bank, National Association. All intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.

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

The balance sheet at December 31, 1994 has been derived from audited financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1994.

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

COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, various commitments and contingent liabilities arise, including commitments to extend credit and standby letters of credit. Also, off-balance sheet financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, and interest rate caps, collars and floors bear risk based on financial market conditions. The following table summarizes the Registrant's exposure to these off-balance sheet commitments and contingent liabilities as of June 30, 1995, in thousands of dollars:

                                                      Contractual or
                                                      Notional Value
                                                    at June 30, 1995
Financial instruments with off-balance
 sheet credit risk:
  Commitments to extend credit                          $83,041,000
  Standby letters of credit                               2,228,000

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

HIGHLIGHTS OF THE REGISTRANT'S 1995 PERFORMANCE

Net income of $2.2 million ($0.27 per share) was realized in the second quarter of 1995, representing a 22% increase from second quarter 1994 net income of $1.8 million ($0.22 per share). The major contributing factors for the increase in net income were decreased provision for loan losses, as net charge-offs declined in 1995, and decreased noninterest expenses. The decrease in noninterest expense is a result of the restructuring that the Company undertook in 1994, ongoing expense control efforts, and the decline in intangible amortization. Offsetting these positive trends was a decline in net interest income as liability cost rises exceeded increased earnings on assets in the rising interest rate environment.

Net income of $4.1 million ($0.51 per share) was realized for the six month period ended June 30, 1995, a 14% increase from 1994 six month net income of $3.6 million ($0.44 per share). Decreased provisions for loan losses and noninterest expenses were partially offset by decreased realized security gains and a decline in net interest income resulting from rising interest rates and a one-time write off of accrued interest on loans put on nonaccrual or previously written-off loans.

The following table depicts several measurements of performance on an annualized basis. Return on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios increased for the quarter and six month periods compared to the same periods a year previous and compared to the first quarter of 1995.

Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. Taxable equivalency adjusts income by increasing tax exempt income to a level that is comparable to taxable income before taxes are applied.

                            PERFORMANCE MEASUREMENTS
                                    First    Second    Six     Third    Fourth   Twelve
                                    Quarter  Quarter   Months  Quarter  Quarter  Months
---------------------------------------------------------------------------------------
1995
Return on average assets            0.76%    0.87%    0.81%
Return on average common equity     7.83%    8.79%    8.32%
Net interest margin                 4.30%    4.49%    4.40%
---------------------------------------------------------------------------------------
1994
Return on average assets            0.76%    0.72%    0.74%    0.38%      0.73%  0.64%
Return on average common equity     7.24%    7.31%    7.27%    4.00%      7.59%  6.53%
Net interest margin                 4.99%    4.85%    4.91%    4.82%      4.64%  4.81%
---------------------------------------------------------------------------------------

FINANCIAL CONDITION

The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one-day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.
                              AVERAGE BALANCES
                                       Three months            Six months
(dollars in thousands)                1995       1994       1995       1994
----------------------------------------------------------------------------
 Securities available for sale     $118,864   $125,244   $112,009   $151,111
 Securities held to maturity        265,934    238,544    269,242    193,549
----------------------------------------------------------------------------
  Total Securities                  384,798    363,788    381,251    344,659
 Loans available for sale             7,261     10,789      8,021     10,346
 Loans                              567,034    563,566    567,634    560,445
 Deposits                           830,103    822,119    826,449    813,901
 Short-term borrowings               81,009     67,862     83,528     50,180
 Long-term debt                       6,314     14,453      7,518     14,454
 Stockholders' equity               101,401     99,545    100,103    100,283
 Assets                           1,024,655  1,009,061  1,023,235    984,836
 Earning assets                     961,530    937,330    960,884    915,199
 Interest-bearing liabilities      $797,539   $789,300   $798,394   $764,874
----------------------------------------------------------------------------

Loans: Average loans for the second quarter of 1995 increased $3 million, or 1%, from the comparable period of the previous year. A similar volume increase was experienced for the six month period as loans averaged $568 million, up $7 million or 1%, from the comparable period of the previous year. The increase in the portfolio volume occurred primarily in commercial loans. Real estate loans decreased as the volume of mortgage refinancing has diminished and new mortgage loan origination has been very weak. Commercial, consumer and real estate loans comprised 38%, 39%, and 23% of the average portfolio for the six months ended June 30, 1995. Comparable measures for a year previous were 38%, 38%, and 24%.

Allowance and provision for loan losses: The allowance for loan losses is a valuation allowance offset against total loans which has been established to provide for the estimated possible losses related to the collection of the Bank's loan portfolio. The allowance is maintained at a level considered adequate to provide for loan loss exposure based on management's estimate of potential future losses considering an evaluation of portfolio risk, prevailing and anticipated economic factors, and past loss experience. Management determines the provision and allowance for loan losses based on a number of factors including a comprehensive in-house loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify potential problem loans, credit concentration, and other risk factors such as current and projected economic conditions locally and nationally. The levels of risk for which allowances are established are based on estimates of losses on larger specifically identified loans, and on loan categories analyzed in total where, based on past experience, risk factors can be assessed. General economic trends can greatly affect loan losses and there are no assurances that further changes to the allowance for loan losses may not be significant in relation to the amount provided during a particular period. Management does, however, consider the allowance for loan losses to be adequate for the reporting periods based on evaluation and analysis of the loan portfolio.

The table entitled ALLOWANCE FOR LOAN LOSSES portrays activity for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs, the amount of loans written off as uncollectible less recoveries of loans previously written off. Charge-offs are made when the collectiblity of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs have decreased from both the prior year's comparable period and the full year 1994 measure both as a dollar amount and as a percentage of average loan balances. The provision for loan losses decreased by $0.4 million, 46%, for the second quarter of

1995 from the comparable period a year ago; the provision for the six month period of 1995 reflects a similar decrease, $0.9 million, 52%, from the comparable period a year ago.

The improvement in asset quality depicted in the table NONPERFORMING ASSETS is the driving force underlying the reduced provision for loan losses. Nonperforming loans have decreased and the percentage relationship of the allowance for loan losses to both nonperforming and total loans has improved. Annualized net loan charge-offs compared to average total loans have fallen for the second quarter and first six months of 1995 when compared to the same periods of the prior year and the year ended December 31, 1994.

The allowance has been allocated based on identified problem credits or categorical trends. After allocation, the unallocated portion at June 30, 1995, was approximately $2 million. The unallocated portion is available for further unforeseen or unexpected losses or unidentified problem credits. Management will continue to target and maintain a minimum allowance equal to the allocated requirement plus an unallocated portion, as appropriate.

                          ALLOWANCE FOR LOAN LOSSES
                              Three months ended          Six months ended
                                   June 30,                    June 30,
(dollars in thousands)         1995          1994           1995           1994
-------------------------------------------------------------------------------------
Balance, beginning of period $9,038        $8,652         $9,026        $ 8,652
Recoveries                      189           269            395            496
Charge-offs                    (455)       (1,064)          (979)        (2,101)
-------------------------------------------------------------------------------------
Net charge-offs                (266)         (795)          (584)        (1,605)
Provision for loan losses       508           942            838          1,752
-------------------------------------------------------------------------------------
Balance, end of period       $9,280        $8,799         $9,280        $ 8,799
-------------------------------------------------------------------------------------
COMPOSITION OF NET CHARGE-OFFS
-------------------------------------------------------------------------------------
Commercial and agricultural  $  (84)  32%  $ (386)  49%   $ (195)  33%  $  (656)  41%
Real estate                     (49)  18%     (32)   4%      (52)   9%      (47)   3%
Consumer and other             (133)  50%    (377)  47%     (337)  58%     (902)  56%
-------------------------------------------------------------------------------------
Net (charge-offs) recoveries $ (266) 100%  $ (795) 100%   $ (584) 100%  $(1,605) 100%
-------------------------------------------------------------------------------------
Annualized net charge-offs
 to average loans              0.19%         0.57%          0.21%          0.58%
-------------------------------------------------------------------------------------
Annualized net charge-offs to average loans for the year ended
 December 31, 1994                                                         0.48%
---------------------------------------------------------------------------------------

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

Classified and special mention loans, excluding those on non-accrual status, totalled $24.2 million, $26.3 million, and $21.3 million, 4.2%, 4.6%, and 3.8% of outstanding loans, at June 30, 1995, December 31, 1994 and June 30, 1994, respectively. A significant portion of the outstanding balances are secured with various forms of collateral. In this regard, management has determined that there are no material adverse trends or material potential losses not already considered in the allowance calculation, nor indications of trends or events that would have a material effect on the Registrant's operations, capital or liquidity. The Registrant does not have any material loans classified as doubtful or loss and the loan portfolio does not contain any highly leveraged or foreign loans. A substantial portion of the Registrant's loans are secured by real estate located in central and northern New York State. Accordingly, the ultimate collectibility of a substantial portion of the Registrant's portfolio is susceptible to changes in real estate market conditions in those areas.

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

                    NONPERFORMING ASSETS AND PAST DUE LOANS
                                        June 30,    December 31,    June 30,
(dollars in thousands)                    1995         1994           1994
------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial and agricultural        $1,449   33%  $1,415    31%  $1,931   42%
  Real estate                         2,600   59%   2,950    63%   2,338   51%
  Consumer and other                    353    8%     274     6%     335    7%
------------------------------------------------------------------------------
Total                                 4,402  100%   4,639   100%   4,604  100%
------------------------------------------------------------------------------
Other real estate owned and
  in-substance foreclosures           1,095           840            744
------------------------------------------------------------------------------
Total nonperforming assets            5,497         5,479          5,348
------------------------------------------------------------------------------

Loans past due 90 days or more and still accruing:
  Commercial and agricultural            96    8%       -     -      117   14%
  Real estate                           978   84%     523    60%     436   53%
  Consumer and other                     96    8%     348    40%     273   33%
------------------------------------------------------------------------------
Total                                $1,170  100%  $  871   100%  $  826  100%
------------------------------------------------------------------------------

Nonperforming loans to total loans    0.77%         0.81%          0.81%
Nonperforming assets to total assets  0.53%         0.52%          0.51%
Allowance for loan losses to
 nonperforming loans                   211%          195%           191%
Allowance as a percentage of
 period end loans                     1.62%         1.57%          1.55%
------------------------------------------------------------------------------

The increase in nonperforming assets (NPA) was attributable to increased Other Real Estate Owned (OREO) related to both commercial and residential real estate foreclosures. The Registrant did not hold any restructured loans, loans whose, repayment criteria was renegotiated to less than the original agreement terms because of the borrower's financial difficulties, at June 30, 1995, December 31, 1994, and June 30, 1994. Loans 90 days past due and not included in nonperforming loans have increased in the real estate category for which collateral value supports continued interest accrual.

The tables below depict the changes in both nonaccrual loans and OREO.
Charge-offs flowing through the allowance for loan losses depicted in the SUMMARY OF CHANGES IN NONACCRUAL LOANS represent gross charge-offs taken against nonaccrual loans; excluded are charge-offs taken against accruing loans and interest reversals. When real estate collateralizing a loan is foreclosed upon the difference between the fair value of the collateral property and the book value of the loan, if any, is charged-

off through the allowance for loan losses. Any subsequent write-downs or charge-offs due to a decline in the fair value of the OREO property after foreclosure is reflected in noninterest expense.
                    SUMMARY OF CHANGES IN NONACCRUAL LOANS

                                    Three months ended       Six months ended
(in thousands)                           June 30,                 June 30,
                                   -------------------------------------------
                                    1995           1994      1995         1994
------------------------------------------------------------------------------
Balance at beginning of period   $4,495         $4,790    $4,639       $4,170
  Loans placed on nonaccrual        648            982     1,379        2,452
  Charge-offs                      (203)          (557)     (392)        (876)
  Payments                         (538)          (469)     (841)        (646)
  Transfers to OREO                   -           (142)     (383)        (496)
  Loans returned to accrual           -              -         -            -
------------------------------------------------------------------------------
Balance at end of period          $4,402        $4,604    $4,402       $4,604
------------------------------------------------------------------------------
                          SUMMARY OF CHANGES IN OREO

                                    Three months ended       Six months ended
(in thousands)                           June 30,                June 30,
                                   ------------------------------------------
                                    1995          1994      1995         1994
-----------------------------------------------------------------------------
Balance at beginning of period   $1,189          $686    $  840         $430
  Additions                           -           161       383          516
  Sales                             (78)          (56)      (91)         (99)
  Charge-offs and writedowns        (16)          (47)      (37)        (103)
-----------------------------------------------------------------------------
Balance at end of period         $1,095          $744    $1,095         $744
-----------------------------------------------------------------------------

Securities: The total average balance of securities available for sale and held to maturity for the three month period ending June 30, 1995 increased $21 million, or 6%, from the comparable period a year ago.
This increase occurred for two reasons: the lack of high loan demand required the liquidity of the Bank to be invested in the security portfolios, and the Asset Liability Management Committee (ALCO) strategy in the second quarter of 1994 whereby $60 million of lower cost funds were borrowed and invested in securities yielding a higher rate to improve net interest income. Average securities held to maturity increased for both the second quarter and six month period of 1995 compared to the comparable periods of 1994 due to the aforementioned purchase. Average securities available for sale for the second quarter and six month period of 1995 decreased from the comparable period a year ago as securities matured and a substantial portion of new purchases throughout 1994 were classified as held to maturity.

The unrealized loss on securities available for sale at June 30, 1995, has decreased from December 31, 1994, due to recent declining interest rates. At June 30, 1995, the amortized cost of securities available for sale, $132 million, exceeded their fair market value by $1 million of market depreciation while at December 31, 1994 the amortized cost of $117 million exceeded their fair market value by $7 million. At June 30, 1994 the amortized cost of securities available for sale, $126 million, exceeded their fair market value by $4 million of market depreciation. Throughout most of 1994, most financial institutions experienced similar patterns of declining market value of securities due to a general increase in interest rates.

Tax-exempt securities averaged $33 million for the six month period ended June 30, 1995, increased $4 million or 15% from the comparable period of 1994. Tax-exempt securities comprised 12% and 15% of the securities portfolio for the six month periods ended June 30, 1995 and 1994, respectively. Obligations of the State of New York and its political subdivisions constitute 100% of the Bank's tax-exempt securities portfolio. The portfolio did not include any direct obligations of the State of New York as the entire tax-exempt securities portfolio was comprised of non-rated investments in the local communities within the twenty county market area served by the Bank's Municipal Banking Department. It remains the Registrant's practice to invest, subject to availability, in qualified and designated local municipal issues which receive favorable federal income tax treatment. The Registrant highly values its business relationships with a variety of municipalities within its local service area and meeting their funding needs through investment in their security issues is a meaningful way to develop such business relationships.

Deposits: Average total deposits for the quarter ended June 30, 1995, increased $8 million or 1% from the comparable period in 1994. Average total deposits for the six months ended June 30, 1995 increased $13 million or 2%, from the comparable period in 1994.

For both the three and six months periods of 1995 compared to 1994, similar trends in the deposit portfolio shifting were experienced. The increase occurred in the demand and certificate of deposit components of the portfolio while NOW, MMDA, and savings account balances decreased as funds in these lower yielding products were moved to higher yielding certificates as rates have risen. Average municipal and negotiated term certificates of deposit increased $63 million, or 105% for the first six months of 1995 compared to the similar period of 1994. Municipal deposits tend to flow into the Bank as taxes are collected and flow out as the municipalities make payments over time. These deposits can be utilized to augment short-term borrowings when interest rates and security pledging requirements render this temporary substitution beneficial.

Average retail certificates increased $17 million, or 10%, for the first six months of 1995 compared to the similar period of 1994 while average demand deposits increased $5 million, or 5%, for the comparable periods. Approximately 43% of the portfolio for the six months ending June 30, 1995 consisted of time deposits, 19% savings deposits, 14% money market demand deposits, 10% interest-bearing NOW checking deposits, and 14% non-interest bearing demand deposits. Comparable 1994 portfolio percentages were 34%, 22%, 19%, 11%, and 14%.

Borrowed funds: Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings, which consist primarily of FHLB advances with an original maturity of one year or less. Total borrowed funds, including long-term debt, have decreased from a high of $149 million at December 31, 1994 to $107 million at June 30, 1995. The decrease occurred as deposits increased in the first six months of 1995. Borrowed funds have increased from their March 31, 1995 level of $52 million to supplant invested funds as deposits, specifically municipal and negotiated term certificates of deposit, have decreased due to the outflow of such deposits to meet the municipalities cash flow requirements.

Borrowed funds averaged $87 million and $91 million for the three and six month periods ending June 30, 1995, up $5 million or 6% and $26 million or 41%, respectively, from the comparable periods of 1994.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
Liquidity management requires the ability to raise cash quickly at a reasonable cost without principal loss to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers requiring funds to meet their credit needs. The Asset-Liability Management Committee of the Registrant is responsible for liquidity management. This committee of the Registrant's senior staff has developed liquidity guidelines which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity. The Registrant's funding needs are evaluated continually, measuring the adequacy of reliable sources of cash relative to the stability of deposits and borrowing capacity. The liquidity position is managed by maintaining adequate levels of liquid assets. Additional liquidity is available through the Bank's access to borrowed funds. The Bank has unused lines of credit available for short-term financing of $58 million, $300 million for repurchase agreements, and the capacity for additional FHLB advances of $82 million, at June 30, 1995.

Interest rate risk is determined by the relative sensitivities of earning asset yields and interest-bearing liability rates to changes in interest rates. The Registrant utilizes a funding matrix to identify repricing opportunities, the ability to adjust loan and deposit product rates as well as cash flow from maturities and repayments, along a time line for both assets and liabilities. The funding matrix indicates that the Registrant is asset sensitive and, in management's opinion, is positioned to benefit over time from a rising interest rate environment; however, the nature and timing of the benefit will be initially impacted by the extent to which core deposit rates are increased as rates rise. Based on the most recent analysis performed as of May 31, 1995, given the scenario of 200 basis point increase or decline in interest rates occurring over an extended time horizon, the Registrant estimated that there would be less than a 5% impact on net interest income relative to a flat rate environment over the next twelve month period.

CAPITAL RESOURCES AND DIVIDENDS
Stockholders' equity of $102 million represents 9.7% of total assets at June 30, 1995 compared with $99 million, or 9.4%, a year previous, and $98 million, or 9.4%, at December 31, 1994. The improved dollar amounts and percentage relationships since December 31, 1994 are due to the improved pricing reflected in the mark to market effect of the securities available for sale portfolio and earnings retention, partially offset by additional shares held in the treasury. Similar to the effects experienced by many other financial institutions, the decline in the current market value of the Bank's securities available for sale portfolio throughout 1994, whose unrealized loss is reflected net of taxes in stockholders' equity, has impacted the equity balances and ratios. The unrealized loss would only be recognized in income if securities available for sale were, in fact, actually sold. It is highly unlikely that the Registrant would require such a sale to meet its liquidity needs. Both book and tangible book value, stockholders' equity (less intangible assets) divided by the number of common shares outstanding, depicted in the table below have been affected by the aforementioned decline in the current market value of the securities available for sale portfolio; however tangible book value increased due to the offsetting decrease in intangible assets through amortization.

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

The Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio presented below measure the amount of capital in relation to the degree of risk perceived in assets and off-balance sheet exposure. This concept recognizes that certain higher risk assets require more capital to support them than lower risk assets. Both ratios were well in excess of the minimum Regulatory guidelines of 4% and 8%, respectively. Both capital and the degree of risk used to weight assets and off-balance sheet items are defined by bank holding company regulatory agencies.
As defined, capital may exclude most intangible assets as well as a portion of the allowance for loan losses in excess of delineated percentages of loan balances; unrealized gains and losses on securities classified as available for sale, net of the tax effect, for financial reporting purposes are excluded from capital for the computation of capital adequacy ratios. There are limitations for the amount of the allowance for loan losses that can be considered for capital ratios and for the amount of deferred tax assets that can be used to meet capital requirements. For all periods presented the Registrant was permitted to include all of its deferred tax assets in its capital ratio computations. Risk factors used to weight assets and off-balance sheet credit equivalent items range from 0% for cash, amounts due from the Federal Reserve and securities issued by the U.S. Treasury to 100% for certain types of loans and securities. Regulations promulgated by bank and bank holding company regulatory agencies are intended primarily for the protection of the Bank's depositors and customers rather than the holders of the Registrant's securities.

The Tier 1 Leverage Ratio depicted below compares capital, as defined for regulatory purposes, to quarterly average assets without regard to risk weights and certain intangible assets. This ratio measures the utilization of capital to support the balance sheet and is well in excess of the minimum Regulatory guideline of 4%.

                                    First    Second   Third    Fourth
                                    Quarter  Quarter  Quarter  Quarter
----------------------------------------------------------------------
1995
Tier 1 leverage ratio                 9.19%    9.21%
Tier 1 capital ratio                 16.13%   16.03%
Total risk-based capital ratio       17.39%   17.28%
Cash dividends as a percentage
 of net income                       50.50%   43.57%
Per common share:
 Book value                         $12.55   $12.85
 Tangible book value                $11.36   $11.68
----------------------------------------------------------------------
1994
Tier 1 leverage ratio                9.44%    8.99%    8.85%    9.05%
Tier 1 capital ratio                15.82%   15.34%   15.95%   16.09%
Total risk-based capital ratio      17.07%   16.59%   17.21%   17.35%
Cash dividends as a percentage
 of net income                      48.81%   48.46%   87.53%   50.77%
Per common share:
 Book value                        $12.45   $12.35   $12.30   $12.27
 Tangible book value               $10.96   $10.95   $11.01   $11.04
----------------------------------------------------------------------

The common shares of NBT BANCORP INC. are traded in the NASDAQ National Market System under the symbol NBTC. High, low, and closing stock prices, and cash dividends declared by quarter, restated to give retroactive effect to stock dividends, are depicted in the table following. At June 30, 1995 the total market capitalization of NBT's common stock was approximately $129 million, compared with $125 million a year ago and $132 million at December 31, 1994. The change in market capitalization is due to a decrease in the number of shares outstanding, resulting from the increased number of shares held as treasury stock, and changes in the market price.

                                                                     Cash
                                                                Dividends
Quarter Ending                  High         Low       Close     Declared
-------------------------------------------------------------------------

1994
-------------------------------------------------------------------------
Mar 31                        $17.62      $16.67      $16.67       $0.109
Jun 30                         17.02       14.52       15.71        0.110
Sept 30                        15.71       14.29       15.24        0.110
Dec 31                         17.00       15.00       16.50        0.120
-------------------------------------------------------------------------

1995
-------------------------------------------------------------------------
Mar 31                        $17.00      $16.00      $16.00       $0.120
Jun 30                         16.50       15.75       16.25        0.120
-------------------------------------------------------------------------

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin: The most significant impact on the Registrant's net income between periods is derived from the interaction of changes in the volume of and rates earned on interest earning assets and paid on interest bearing liabilities. The volume of earning securities and loans, compared to the volume of interest bearing liabilities represented by deposits and borrowings, combined with interest rate spread, produces the changes in the net interest income between periods. Interest rate spread is the difference between FTE yield on average earning assets and cost on average interest bearing liabilities. The tables, Comparative Analysis of Federal Taxable Equivalent Net Interest Income, present the relative contribution of changes in average interest rates and average volume of interest earning assets and interest bearing liabilities on FTE net interest income between periods. Changes in interest income and expense arising from the combination of rate and volume variances, which cannot be segregated, are allocated proportionally to rate and volume based on their relative absolute magnitudes.

FTE interest income increased for both the second quarter and first six months of 1995 compared to the same period of 1994 due to a combination of favorable rate and volume variances. The volume of average earning assets increased from $937 million for the second quarter of 1994 to $962 million for the same period of 1995 and from $915 million for the first six months of 1994 to $961 million for the same period of 1995. Reducing the increased yield for the first six months of 1995 was a non-recurring write-off of $0.5 million of accrued interest receivable on loans previously charged-off or on nonaccrual status. The decline in FTE net interest income for both the second quarter and first six months of 1995 can be attributed to increased rates for interest bearing liabilities as interest rates in general increased. The rate of increase was greater for interest bearing liabilities than for interest earning assets and interest rate spread declined. While lower costing deposit products experienced a decrease in average volume, certificates of deposit volume increased as customers moved funds into this more costly deposit product. Additionally, the average volume of interest bearing liabilities increased to $798 million for the second quarter of 1995, compared to $789 million during the same period a year ago. For the first six months of 1995 average interest bearing liabilities increased to $798 million, compared to $765 million during the same period a year ago.

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

Net interest margin has declined throughout 1994 and 1995 as portrayed in the above tables and in the table of PERFORMANCE MEASUREMENTS. The effects of soft loan demand and competitive pricing are reflected in the compressed net interest margin. A strong net interest margin is critical to the ability to cover noninterest expenses and produce an acceptable level of net income. Net interest margin for the first quarter and six months of 1995 was 4.50% excluding the effect of the previously mentioned accrued interest receivable write-off that occurred in the first quarter of 1995.

     COMPARATIVE ANALYSES OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME

                             THREE MONTHS ENDED JUNE 30,
ANNUALIZED
YIELD/RATE                                      AMOUNTS             VARIANCE
                                                           --------------------------
1995   1994  (dollars in thousands)          1995     1994    TOTAL   VOLUME     RATE
----   ----                                  ----     ----    -----   ------     ----
4.20%    -%  INTEREST BEARING DEPOSITS    $     5  $     -  $     5  $     5  $     -
5.76% 3.50%  FEDERAL FUNDS SOLD                 4        2        2        -        2
5.94% 3.71%  OTHER SHORT TERM INVESTMENTS      50       18       32       17       15
6.13% 5.88%  SECURITIES AVAILABLE FOR SALE  1,814    1,854      (40)    (118)      78
9.91% 7.61%  LOANS AVAILABLE FOR SALE         151      191      (40)     (88)      48
             SECURITIES HELD TO MATURITY
6.01% 5.84%   TAXABLE                       3,526    3,013      513      422       91
6.94% 5.96%   TAX-EXEMPT                      532      470       62      (13)      75
9.38% 8.49%  LOANS                         13,258   11,934    1,324       75    1,249
             -------------------------------------------------------------------------
8.07% 7.45%  TOTAL INTEREST INCOME         19,340   17,482    1,858      300    1,558

2.88% 2.55%  MONEY MARKET DEPOSIT ACCOUNTS    773    1,001     (228)    (348)     120
1.65% 1.60%  NOW ACCOUNTS                     335      346      (11)     (21)      10
2.95% 2.60%  SAVINGS ACCOUNTS               1,127    1,172      (45)    (191)     146
5.43% 3.81%  CERTIFICATES OF DEPOSIT        4,982    2,675    2,307      964    1,343
6.05% 4.20%  OTHER BORROWED FUNDS           1,221      711      510      156      354
8.13% 6.58%  LONG TERM DEBT                   128      237     (109)    (156)      47
             -------------------------------------------------------------------------
4.31% 3.12%  TOTAL INTEREST EXPENSE         8,566    6,142    2,424      404    2,020
             -------------------------------------------------------------------------
             NET INTEREST INCOME          $10,774  $11,340  $  (566)  $ (104) $  (462)
             =========================================================================
3.76% 4.33%  INTEREST RATE SPREAD
====  =====  ====================
4.49% 4.83%  NET INTEREST MARGIN
====  =====  ===================
             FTE ADJUSTMENT               $   197  $   178
             ==============               =======  =======

                              SIX MONTHS ENDED JUNE 30,
ANNUALIZED
YIELD/RATE                                      AMOUNTS              VARIANCE
                                                              -----------------------
1995   1994  (dollars in thousands)          1995     1994    TOTAL   VOLUME     RATE
----   ----                                  ----     ----    -----   ------     ----
4.25% 5.31%  INTEREST BEARING DEPOSITS    $    10  $     1  $     9  $     9  $     -
5.72% 3.16%  FEDERAL FUNDS SOLD                 8       11       (3)      (9)       6
5.94% 3.34%  OTHER SHORT TERM INVESTMENTS      72       63        9      (28)      37
6.05% 5.74%  SECURITIES AVAILABLE FOR SALE  3,426    4,225     (799)  (1,019)     220
8.84% 8.19%  LOANS AVAILABLE FOR SALE         308      396      (88)    (117)      29
             SECURITIES HELD TO MATURITY
6.04% 5.81%   TAXABLE                       7,069    4,746    2,323    2,129      194
6.88% 5.79%   TAX-EXEMPT                    1,132      827      305      137      168
9.06% 8.57%  LOANS                         25,478   23,796    1,682      311    1,371
             -------------------------------------------------------------------------
7.87% 7.50%  TOTAL INTEREST INCOME         37,503   34,065    3,438    1,413    2,025

2.80% 2.58%  MONEY MARKET DEPOSIT ACCOUNTS  1,576    2,000     (424)    (582)     158
1.63% 1.62%  NOW ACCOUNTS                     665      699      (34)     (41)       7
2.95% 2.65%  SAVINGS ACCOUNTS               2,294    2,360      (66)    (320)     254
5.28% 3.81%  CERTIFICATES OF DEPOSIT        9,293    5,235    4,058    1,711    2,347
5.89% 3.96%  OTHER BORROWED FUNDS           2,440      992    1,448      842      606
7.48% 6.60%  LONG TERM DEBT                   279      473     (194)    (251)      57
             -------------------------------------------------------------------------
4.18% 3.10%  TOTAL INTEREST EXPENSE        16,547   11,759    4,788    1,359    3,429
             -------------------------------------------------------------------------
             NET INTEREST INCOME          $20,956  $22,306  $(1,350)  $   54  $(1,404)
             =========================================================================
3.69% 4.40%  INTEREST RATE SPREAD
====  =====  ====================
4.40% 4.91%  NET INTEREST MARGIN
====  =====  ===================
             FTE ADJUSTMENT               $   418  $   316
             ==============               =======  =======

Noninterest Income: The tables below present quarterly and period to date amounts of noninterest income. Second quarter 1995 noninterest income fell from the comparable period of 1994 predominately due to a decline in trust income. The decrease in third and fourth quarter 1994 and first quarter 1995 trust income is related to a decline in fees from estates and personal agency accounts. Trust income is anticipated to remain at the lower levels attained in the first and second quarter of 1995 for the remainder of the year. Reflected in other income for the fourth quarter of 1994 is a $0.5 million charge to record real estate loans available for sale at their then current market value.
                             NONINTEREST INCOME

                      First     Second    Six       Third      Fourth   Twelve
(dollars in thousands)Quarter   Quarter   Months    Quarter    Quarter  Months
------------------------------------------------------------------------------
1995
Trust income          $  662    $  643    $1,305
Service charges on
 deposit accounts        731       747     1,478
Securities gains           -        11        11
Other income             374       353       727
------------------------------------------------------------------------------
  Total noninterest
   income             $1,767    $1,754    $3,521
------------------------------------------------------------------------------
1994
Trust income          $  799    $  800     $1,599    $  661    $251    $2,511
Service charges on
 deposit accounts        654       778      1,432       797     803     3,032
Securities gains         555         -        555         -       -       555
Other income             428       306        734       350    (143)      941
------------------------------------------------------------------------------
  Total noninterest
   income             $2,436    $1,884     $4,320    $1,808    $911    $1,767
------------------------------------------------------------------------------

               NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
                      First    Second     Six     Third     Fourth    Twelve
(dollars in thousands)Quarter  Quarter    Months  Quarter   Quarter   Months
-----------------------------------------------------------------------------
1995
Salaries and wages      $2,966   $3,047    $6,013
Employee benefits        1,058      903     1,961
Net occupancy expense      603      586     1,189
Equipment expense          411      424       835
FDIC insurance             451      452       903
Legal, audit, and
 outside services          941      908     1,849
Loan collection and
 other loan related
 expenses                  345      352       697
Amortization of
 goodwill and other
 intangibles               315      314       629
Other operating
 expense                 1,323    1,249     2,572
-----------------------------------------------------------------------------
  Total noninterest
   expense              $8,413   $8,235   $16,648
-----------------------------------------------------------------------------
Efficiency ratio        70.40%   65.79%    68.04%
Expense ratio            2.64%    2.54%     2.59%
Average full-time
 equivalent employees     535       542       539
Average assets per
 average full-time
 equivalent employee
 (millions)               $1.9     $1.9      $1.9
-----------------------------------------------------------------------------
1994
Salaries and wages      $3,293   $3,149    $6,442  $ 3,103    $3,041  $12,586
Employee benefits          791    1,021     1,812    1,009       750    3,571
Net occupancy expense      630      506     1,136      571       588    2,295
Equipment expense          542      560     1,102      472       459    2,033
FDIC insurance             457      457       914      457       458    1,829
Legal, audit, and
 outside services          963      965     1,928    1,196       941    4,065
Loan collection and
 other loan related
 expenses                  408      436       844      498       299    1,641
Amortization of
 goodwill and other
 intangibles             1,042      893     1,935      881       406    3,222
Other operating
 expense                 1,369    1,169     2,538    1,413     1,217    5,168
Restructuring expense        -        -         -    1,367       897    2,264
-----------------------------------------------------------------------------
  Total noninterest
   expense              $9,495   $9,156   $18,651  $10,967    $9,056  $38,674
-----------------------------------------------------------------------------
Efficiency ratio        73.91%   69.23%    71.54%   70.82%    66.73%   70.22%
Expense ratio            3.22%    2.89%     3.05%    2.98%     2.79%    2.96%
Average full-time
 equivalent employees     613       589       601      562       540      576
Average assets per
 average full-time
 equivalent employee
 (millions)               $1.6     $1.7      $1.6     $1.8      $1.9     $1.8
-----------------------------------------------------------------------------

Noninterest expense: The tables preceding present noninterest expense for the periods indicated. Noninterest expense for the both the second quarter and first six months of 1995 has decreased significantly from the comparable period a year previous. The decrease was spread through all components of noninterest expense and are the result of several factors, including ongoing expense control efforts. Decreased intangible amortization was the primary reason for the significant change; during 1994, some components of intangibles incurred as a result of the acquisition of four commercial banks in 1989 reached the point at which they were fully amortized. There are no further dramatic changes in such amortization anticipated in the future, the amortization of the remaining components lapses off gradually over time.

Salary, wages and benefits expense are the second largest expense after interest expense. Full-time equivalent employees have fallen throughout 1994 and 1995. During 1994, the Registrant implemented a restructuring plan that included a reduction in the work force and the closing of three offices. Charges of $1.2 million related to the termination benefits of 35 employees and exit costs related to the closure of three offices and professional fees related to the terminations totalling $1.1 million, including $0.7 million for the impairment of long-lived assets, were recognized. Of the activities considered in the exit plan all the employees have been terminated and offices have been closed or converted to a different level of service. One office remains to be disposed of, the Registrant is negotiating its sale as expediently as possible.

Through June 30, 1995, termination benefits of $1.1 million and exit costs totalling $0.3 million have been paid and charged to the liability under the restructuring plan. Long-lived assets were disposed of at a loss of $0.2 million which was charged to the valuation allowance related to the restructuring. No adjustments have been made to either the restructuring liability or the valuation allowance related to the impairment of long-lived assets due to the restructuring.

Provision for Income Taxes: The provision for income taxes has increased for both the second quarter and first six months of 1995 as income subject to taxes has increased. The effective tax rate for the second quarter of 1995 and 1994 was 38%. For the first six months of 1995 the effective tax rate was 37% compared to 39% for the comparable period of 1994; increased tax-exempt income was the primary reason for the decrease in the effective tax rate.

----------------------------------------------------------------------------------------
SELECTED FIVE YEAR DATA                      1990     1991      1992     1993      1994
----------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)
     Net income                            $7,540   $7,179    $8,043   $8,505    $6,508

     Return on average assets                0.91%    0.85%     0.94%    0.93%     0.64%

     Return on average equity                9.42%    8.45%     8.89%    8.79%     6.53%

     Net interest margin                     5.71%    5.64%     5.52%    5.26%     4.81%

     Efficiency Ratio                       68.84%   68.52%    69.48%   71.05%    70.22%

     Expense Ratio                           3.24%    3.23%     3.19%    3.21%     2.96%

     Tier 1 leverage ratio                   6.70%    7.92%     9.01%    9.24%     9.05%

     Tier 1 capital ratio                   12.66%   14.12%    15.30%   15.40%    16.09%

     Total risk-based capital ratio         12.66%   14.12%    16.61%   16.66%    17.35%

     Cash dividends as a percentage
      of net income                         34.77%   38.58%    36.94%   38.82%    55.22%

     Per Common Share:
      Net income                          $ 0.97   $ 0.92    $ 1.02   $ 1.05     $ 0.80

      Cash dividends declared             $ 0.338  $ 0.355   $ 0.376  $ 0.413    $ 0.449

      Book value                          $10.62   $11.18    $11.82   $12.58     $12.27

      Tangible book value                 $ 7.26   $ 8.43    $ 9.64   $10.95     $11.04

      Stock dividends distributed           5.00%    5.00%     5.00%    5.00%      5.00%

      Stock splits distributed            3 for 2     none      none     none      none

      Market price:
       High                               $15.22   $12.95    $14.51   $18.50     $17.62
       Low                                $11.88   $ 9.93    $ 9.98   $12.62     $14.29
       End of year                        $12.34   $ 9.93    $13.15   $17.38     $16.50

     Price/earnings multiple               20.63x   16.55x    12.89x   10.79x     12.72x
     Price/book value multiple              1.16x    0.89x     1.11x    1.38x      1.34x

      Total assets                       849,942  838,884   868,616  953,907  1,044,557

      Total stockholders' equity          82,405   87,826    94,012  101,108     98,307

      Average common shares
       outstanding (thousands)             7,786    7,804     7,920    8,070      8,108

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

There have been no material legal proceedings initiated or settled during the quarter ended June 30, 1995. The Registrant and its principal subsidiary, NBT Bank, National Association (collectively
NBT), initiated a suit in the Supreme Court of the State of New York, Chenango County, on October 28, 1988, against Fleet/Norstar Financial Group, Inc., Fleet/Norstar New York, Inc., and Norstar Bank of Upstate N.Y. (collectively NORSTAR) for tortious interference with NBT's contract rights and prospective business relationship with Central National Bank, Canajoharie, New York. NBT is seeking damages from NORSTAR for lost profits and special and punitive damages. On June 20, 1989, the Court dismissed all three counts of the complaint for failure to state a cause for action. On March 29, 1990 the Appellate Division of the Supreme Court of New York reversed the trial court's dismissal of NBT's third cause of action for tortious interference with prospective business relations and affirmed the dismissal of NBT's first two causes of action. The New York Court of Appeals denied NBT's petition for review of the dismissal of the first two causes of action on the ground that the order appealed from did not finally determine the action. NBT's motion for reargument of its petition for review was also denied and NBT's third cause of action was remanded to the trial court. On March 9, 1994, NBT filed with the trial court a Note of Issue indicating the amount demanded as $74,212,288. On July 27, 1994, the trial court granted Norstar's motion for summary judgement as to the third cause of action, and on May 25, 1995 the Appellate Division affirmed the order of the Supreme Court. NBT has moved for permission to appeal to the New York Court of Appeals.

Item  2 -- Changes in Securities

Following are listed changes in the Registrant's Common Stock outstanding during the quarter ended June 30, 1995 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future. There was no Preferred Stock outstanding during the quarter ended June 30, 1995.

The Registrant has Stock Option Plans. Outstanding at June 30, 1995 are non-qualified stock options covering 268,578 shares at exercise prices ranging between $9.46 and $16.90 with expiration dates between January 12, 1996, and February 22, 2005. There are 603,790 shares of authorized common stock designated for possible issuance under the Plans, including the aforementioned shares. The number of shares designated for the Plans, the number of shares under existing options and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences as enumerated in the Plans. (Forms S-8, Registration Statement Nos. 33-18976 and 33-77410, filed with the Commission on December 9, 1987 and April 6, 1994, respectively.)

The Registrant has agreed to grant its former Chairman stock options in connection with the discharge of severance obligations of the Registrant and the Bank under the employment agreement with its former Chairman. The agreement calls for the issuance of options covering 123,798 and 25,935 shares with exercise prices of $16.188 and $16.90, respectively and an expiration date of January 31, 1997. The number of shares under option and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences. The Registrant will file a registration statement relating to these option shares which would be issued, upon payment of the exercise price, from authorized, but unissued common stock, or shares held in the treasury. These stock options do not serve to reduce the number available under the previously mentioned Stock Option Plans.

The Registrant has a Dividend Reinvestment Plan. There are 134,003 additional shares of authorized but unissued common stock designated for possible issuance under the Plan. (Form S-3, Registration Statement No. 33-12247, filed with the Commission on February 26, 1987).

The Registrant's Board of Directors has authorized the purchase on the open market by the Registrant of additional shares of treasury stock. These treasury shares are to be used for a variety of corporate purposes, primarily to meet the needs of the Registrant's Employee Stock Ownership Plan, Automatic Dividend Reinvestment and Stock Purchase Plan, Stock Option Plans and Bank Trust Department directed IRA and HR-10 accounts. Purchases and sales during 1995 totalled 312,693 and 227,350, respectively, with 121,473 of treasury shares at June 30, 1995. Purchases were made at the prevailing market price in effect at the dates of the transactions. Subsequent sales to both the Registrant's Employee Stock Ownership Plan and Dividend Reinvestment and Stock Purchase Plan, if any, were made at the five day average of the highest and lowest quoted selling price of the Registrant's common stock on the National Market System of NASDAQ. Sales under the Registrant's Stock Option Plans were made at the option price. The price per common share ranged between $12.98 and $16.50; any difference between cost and sales price was recorded in capital surplus.

As approved at the April 22, 1995 annual meeting the Registrant is authorized to issue 2.5 million shares of preferred stock, no par value, $1.00 stated value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications, and restrictions for each series of preferred stock issued. The Registrant has a Stockholder Rights Plan (Plan) designed to ensure that any potential acquiror of the Registrant negotiate with the Board of Directors and that all Registrant stockholders are treated equitably in the event of a takeover attempt. When the Plan was adopted, the Registrant paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Registrant. Similar Rights are attached to each share of the Registrant's common stock issued after November 15, 1994, the date of adoption subject to adjustment. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20 percent or more of the Registrant's outstanding common stock, begins a tender or exchange offer for 25 percent or more of the Registrant's outstanding common stock, or an adverse person, as declared by the Board of Directors, acquires 10 percent or more of the Registrant's outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Registrant's common stock and therefore, the Rights will be transferred upon the transfer of shares of the Registrant's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, no par value, and $1.00 stated value per share of the Company at a price of $100.

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

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Registrant' senior securities during the quarter ended June 30, 1995.

Item  4 -- Submission of Matters to a Vote of Security Holders

This item is omitted as there is no disclosure required for the quarter ended June 30, 1994. The results of the election of director's and ratification of auditors at the Annual Meeting of Stockholders held April 23, 1994 was previously reported in Form 10-Q, March 31, 1994.

Item  5 -- Other Information

On June 1, 1995, the Registrant's wholly-owned subsidiary changed its name to NBT BANK, National Association from The National Bank and Trust Company, formerly The National Bank and Trust Company of Norwich.

Item  6 -- Exhibits and Reports on Form 8-K

An exhibits index follows the signature page of this Form 10-Q.

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1995.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 11th day of August, 1995.




                           NBT BANCORP INC.



                         /s/ DARYL R. FORSYTHE
             By: ----------------------------------------
                           Daryl R. Forsythe
                 President and Chief Executive Officer



                        /s/ RICHARD I. LINHART
             By: ----------------------------------------
                          Richard I. Linhart
                    Vice President, Chief Financial
                        Officer, and Treasurer



                           /s/ JOE C. MINOR
             By: ----------------------------------------
                             Joe C. Minor
                          Assistant Treasurer
                       Chief Accounting Officer

                                INDEX TO EXHIBITS

     The following documents are attached as Exhibits to this Form 10-Q or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page Number or exhibit cross-reference to the prior filings of the Registrant with the Commission.
Form 10-Q                                                            Exhibit
Exhibit                                                              Cross-Reference
Number                                                               Number

10.1      Amendment #1 dated February 21, 1995 to NBT BANCORP INC.   Herein
           Defined Benefit Pension Plan Amended and restated as of
           October 1, 1989, including Amendments adopted through
           December 31, 1994

10.2      Amendment #2 dated May 23, 1995 to NBT BANCORP INC.        Herein
           Defined Benefit Pension Plan Amended and restated as of
           October 1, 1989, including Amendments adopted through
           December 31, 1994

10.3      Amendment dated November 11, 1994 to the Scudder           Herein
           Prototype 401(k) Plan adopted as the NBT Bancorp Inc.
           401(k) Retirement Plan

10.4      Amendment dated November 15, 1994 to the 401(K) Plan       Herein
           Adoption Agreement for the NBT Bancorp Inc. 401(k)
           Retirement Plan

10.5      Amendment #1 dated February 21, 1995 to the NBT Bancorp    Herein
           Inc. 401(k) Retirement Plan

27.       Financial Data Schedule                                    Herein

                                         -26-

                             EXHIBIT 10.1
                Amendment #1 Defined Benefit Pension Plan

                             AMENDMENT #1

                           NBT BANCORP, INC.

                     DEFINED BENEFIT PENSION PLAN

      This  sets  forth Amendment #1 to the NBT Bancorp,  Inc.  Defined

Benefit Pension Plan, as amended and restated through December 31, 1994

("Plan").

     Effective July 1, 1995, the Plan shall be amended as follows:

     1. A new Section 7.08 shall be added to the Plan to provide a five percent cost-of-living increase to all Plan participants who: (a) terminated employment with The National Bank and Trust Company prior to January 1, 1990, (b) at the time employment terminated, fulfilled the requirements for a normal, early or disability retirement benefit, and
(c) are receiving or are eligible to receive monthly payments from the Plan as of July 1, 1995. The five percent increase shall be added to an eligible participant's benefit prior to any adjustments for benefit commencement date and/or optional form of payment. New Section 7.08 shall provide in its entirety as follows:

          7.08    July 1, 1995 Cost-of-Living Increase.    Effective as
     of July 1, 1995, the benefit otherwise determined pursuant to
     Section 7.01 for each Participant (a) whose employment with the Employer terminated for any reason prior to January 1, 1990, (b) who, at the time employment terminated, had already fulfilled all requirements for a normal, early, or disability retirement benefit, and (c) who is receiving (or upon filing appropriate election forms would be eligible to receive) monthly benefit payments from the Plan as of July 1, 1995, shall be increased
     by five percent.    The foregoing increase shall be applied prior
     to any adjustment for the date distributions commence and/or for optional forms of payment.

     2. A new Section 12.07 shall be added to the Plan to provide that, effective July 1, 1995, any participant whose benefit is limited by the maximum benefit limitations of Internal Revenue Code Section 415 shall have their benefit adjusted as of the beginning of each Plan year to reflect cost-of-living increases in the Internal Revenue Code
Section 415 limits. New Section 12.07 shall apply prospectively only: no retroactive adjustments will be made.
Section 12.07 shall provide in its entirety as follows:

          12.07 Increases in the Maximum Retirement Benefit. Notwithstanding the foregoing of this Article XII, and to the extent permitted by Code Section 415, the Maximum Retirement Benefit shall be increased each Plan year beginning July 1, 1995 to reflect cost-of-living adjustments in the limits imposed by Code Section 415. In no event, however, shall the benefit payable to or on behalf of a Participant exceed the benefit which is otherwise payable under the Plan.

Executed this 21st day of February, 1995.

                                   NBT BANCORP INC.

                                   By:  /s/  Daryl R. Forsyte
                                             ----------------

                             EXHIBIT 10.2
                Amendment #2 Defined Benefit Pension Plan

                             AMENDMENT #2

                           NBT BANCORP INC.
                     DEFINED BENEFIT PENSION PLAN


     This sets forth Amendment #2 to the NBT Bancorp Inc. Defined Benefit

Pension Plan, as amended and restated through December 31, 1994 ("Plan").

     Effective January 1, 1995, the Plan shall be amended as follows:

     1. Section 1.01(a) of the Plan shall be amended so that a Participant's Benefit Service shall be recognized beginning on the later of May 9, 1945, or the date the Participant first became a Participant. Section 4.01(a), as amended, shall provide in its entirety as follows:

     4.01   Benefit Service

               a. For service rendered prior to January 1, 1995, a Participant shall be entitled to a Year of Benefit Service for each 12-month period of service with the Employer, beginning on the later of May 9, 1945, or the date the Participant first became a Participant. To the extent not taken into account under the preceding sentence, a Participant shall also receive credit for each completed month (counted as 1/12th of a year) of service with the Employer after the applicable date described in the preceding sentence and before January 1, 1995.

Executed this 23rd day of May, 1995.

                                          NBT BANCORP INC.

                                          By:  /s/  John D. Roberts
                                                    ---------------

                               EXHIBIT 10.3
                    The Scudder Prototype 401 (k) Plan

                               AMENDMENT
                                TO THE
                     SCUDDER PROTOTYPE 401(k) PLAN

1.    Section 2.09 of the Scudder Prototype 401(k) Plan (the "Plan") is hereby amended by adding the following to the end thereof:

     "In addition to other applicable limitations set forth in the Plan, and notwithstanding any other provision of the Plan to the contrary, for Plan Years beginning on or after January 1, 1994, the annual Compensation of each employee taken into account under the Plan shall not exceed the OBRA `93 annual compensation limit. The OBRA `93 annual compensation limit is $150,000, as adjusted by the Commissioner for increases in the cost of living in accordance with Section 401(a)(17)(B) of the Code. The cost-of-living adjustment in effect for a calendar year applies to any period, not exceeding 12 months, beginning in such calendar year over which compensation is determined (determination period). If a determination period consists of fewer than 12 months, the OBRA `93 annual compensation limit will be multiplied by a fraction, the numerator of which is the number of months in the determination period, and the denominator of which is 12.

     For Plan Years beginning on or after January 1, 1994, any reference in this Plan to the limitation under Section 401(a)(17) of the Code shall mean the OBRA `93 annual compensation limit set forth in this provision."

2. Section 2.19 of the Plan is amended by adding the following to the end thereof:

     "In addition to other applicable limitations set forth in the Plan, and notwithstanding any other provision of the Plan to the contrary, for Plan Years beginning on or after January 1, 1994, the annual Earned Income of each employee taken into account under the Plan shall not exceed the OBRA `93 annual compensation limit. The OBRA `93 annual compensation limit is $150,000, as adjusted by the Commissioner for increases in the cost of living in accordance with Section 401(a)(17)(B) of the Code. The cost-of-living adjustment in effect for a calendar year applies to any period, not exceeding 12 months, beginning in such calendar year over which compensation is determined (determination period). If a determination period consists of fewer than 12 months, the OBRA `93 annual compensation limit will be multiplied by a fraction, the numerator of which is the number of months in the determination period, and the denominator of which is 12.

     For Plan Years beginning on or after January 1, 1994, any reference in this Plan to the limitation under Section 401(a)(17) of the Code shall mean the OBRA `93 annual compensation limit set forth in this provision."
3.   Article XXV of the Plan is amended by adding the following Section
     25.12:

     "25.12    Direct   Rollovers.       This   Section   applies    to
     distributions made on or after January 1, 1993. Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this Section, a distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an eligible rollover distribution paid directly to an eligible retirement plan specified by the distributee in a direct rollover.

           Definitions: Whenever used in this Section, the following words shall have the following meanings:

          (a) Eligible rollover distribution: An eligible rollover distribution is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under section 401(a)(9) of the Code; and the portion of any distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

          (b) Eligible retirement plan: An eligible retirement plan is an individual retirement account described in section 408(a) of the Code, an individual retirement annuity described in section 408(b) of the Code, an annuity plan described in section 403(a) of the Code, or a qualified trust described in section 401(a) of the Code, that accepts the distributee's eligible rollover distribution. However, in the case of an eligible rollover distribution to the surviving spouse, an eligible retirement plan is an individual retirement account or individual retirement annuity.

          (c)    Distributee:    A distributee includes an employee or
          former employee.   In addition, the employee's or former
          employee's surviving spouse and the employee's or former employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in section 414(p) of the Code, are distributees with regard to the interest of the spouse or former spouse.

          (d)   Direct Rollover:   A direct rollover is a payment by the
          Plan to the eligible retirement plan specified by the distributee."

SCUDDER INVESTOR SERVICES, INC.
By:  /s/ David S. Lee
------------------------
Title:  President
------------------------
Date:  November 11, 1994
------------------------

                              EXHIBIT 10.4
             Amendment to the 401(K) Plan Adoption Agreement

                  The National Bank and Trust Company
                                                    52 South Broad Street
                                                    Norwich, New York  13815
                                                    607/337-6000

     I hereby certify that the following is a true copy of a portion of the Minutes of the Board of Directors Meeting held on November 15, 1994

Date:  2/15/94                          /s/ Richard I. Linhart
                                        ----------------------
                                            Richard I. Linhart
                                            Executive Vice President,
                                            Chief Administrative Officer &
                                            Chief Financial Officer

            AMENDMENT TO THE 401(K) PLAN ADOPTION AGREEMENT

Whereas, on April 1, 1994, an Adoption Agreement was made and executed by and between The National Bank and Trust Company having its principal place of business in the City of Norwich, County of Chenango, State of New York ("Corporation") and Scudder Trust Company.

Whereas,  the Corporation wishes to amend said instrument  pursuant  to
Article XX of the 401(k) Plan.

Whereas, it is the intention of the above parties to make the following amendment to the 401(k) Plan Agreement effective January 1, 1995.

Now therefore, the following resolutions are made:

1. Effective January 1, 1995, the Employer Matching Contribution made on behalf of each Participant shall be equal to the sum of 50% of the Participant's contributions which are not in excess of 4% of the Participant's Compensation, plus 0% of such contributions which are in excess of 4% of compensation, but not in excess of 15% of the Participant's Compensation.

2. That the Corporation's Senior Vice President of Human Resources be, and the Senior Vice President hereby is, authorized and directed  to  execute  and  deliver  for  and  on  behalf  of  the
     Corporation all such other agreements, documents and certifications and to do and to perform all such other acts and things as the Senior Vice President shall determine to be necessary, appropriate or advisable to carry out the intents and purposes of the foregoing resolutions, including the preparation and execution of a Plan amendment, ensuring that the amendment does not adversely impact the Plan's tax-qualified status, submitting the amendment to the Internal Revenue Service for approval, and preparing and distributing a Summary of Material Modification.

                              EXHIBIT 10.5
        Amendment #1 to the NBT Bancorp Inc. 401(k) Retirement Plan

                             AMENDMENT # 1

                              401(k) PLAN

                     CERTIFIED COPY OF RESOLUTIONS
                                  OF
                        THE BOARD OF DIRECTORS
                                  OF
                           NBT BANCORP, INC.

     The undersigned certifies that the following resolutions were duly adopted at a meeting  of  the Board of Directors of NBT Bancorp, Inc. held

February 21, 1995, at which a quorum was present and acted throughout:

     WHEREAS, on April 1, 1994 an Adoption Agreement was made and executed by and between The National Bank and Trust Company having its principal place of business in the City of Norwich, County of Chenango, State of New York ("Corporation") and Scudder Trust
     Company and on November 15, 1994 said Adoption Agreement was adopted by NBT Bancorp, Inc.

      WHEREAS, the Corporation wishes to amend said instrument pursuant to Article XX of the 401(k) Plan.

      WHEREAS, it is the intention of the above parties to make the following amendment to the 401(k) Plan Agreement effective immediately.

      NOW, THEREFORE, BE IT RESOLVED that the following amendment is made:

          1. Any forfeiture which results from a Participant's Termination of Service shall be deemed to be an Employer Matching Contribution, and applied to reduce the aggregate amount the Employer must contribute in Employer Matching Contributions for the Plan Year during which the forfeiture occurs.

          2. That the Corporation's Senior Vice President of Human Resources be, and the Senior Vice President hereby is, authorized and directed to execute and deliver for and on behalf of the Corporation all such other agreements, documents and certifications and to do and to perform all such other acts and things as the Senior Vice President shall determine to be necessary, appropriate or advisable to carry out the intents and purposes of the foregoing resolution, including the preparation and execution of a Plan amendment, ensuring that the amendment does not adversely impact the Plan's tax-qualified status, submitting the amendment to the Internal Revenue Service for approval, and preparing and distributing a Summary of Material Modification.

Dated:  March 10, 1995                       /s/  Shirley M. Walsh
                                             ---------------------
                                             Assistant Secretary

                              EXHIBIT 27
                        Financial Data Schedule