Form 10-Q/A
period 1995-06-30
NBT BANCORP INC
filed 1995-08-17
CIK 790359

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q/A1

---------------------------------------------------------------------------
This Amendment No.1 to NBT BANCORP INC. FORM 10-Q filed with the Commission on August 14, 1995 corrects the AVERAGE BALANCES table on page 9 Total Securities Six months 1994 amount to 334,660 and the NONTINTEREST INCOME table on page 18 Total noninterest income Twelve months 1994 amount to $7,039.
---------------------------------------------------------------------------

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
                              AVERAGE BALANCES
                                       Three months            Six months
(dollars in thousands)                1995       1994       1995       1994
----------------------------------------------------------------------------
 Securities available for sale     $118,864   $125,244   $112,009   $151,111
 Securities held to maturity        265,934    238,544    269,242    193,549
----------------------------------------------------------------------------
  Total Securities                  384,798    363,788    381,251    344,660
 Loans available for sale             7,261     10,789      8,021     10,346
 Loans                              567,034    563,566    567,634    560,445
 Deposits                           830,103    822,119    826,449    813,901
 Short-term borrowings               81,009     67,862     83,528     50,180
 Long-term debt                       6,314     14,453      7,518     14,454
 Stockholders' equity               101,401     99,545    100,103    100,283
 Assets                           1,024,655  1,009,061  1,023,235    984,836
 Earning assets                     961,530    937,330    960,884    915,199
 Interest-bearing liabilities      $797,539   $789,300   $798,394   $764,874
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

                      First     Second    Six       Third      Fourth   Twelve
(dollars in thousands)Quarter   Quarter   Months    Quarter    Quarter  Months
------------------------------------------------------------------------------
1995
Trust income          $  662    $  643    $1,305
Service charges on
 deposit accounts        731       747     1,478
Securities gains           -        11        11
Other income             374       353       727
------------------------------------------------------------------------------
  Total noninterest
   income             $1,767    $1,754    $3,521
------------------------------------------------------------------------------
1994
Trust income          $  799    $  800     $1,599    $  661    $251    $2,511
Service charges on
 deposit accounts        654       778      1,432       797     803     3,032
Securities gains         555         -        555         -       -       555
Other income             428       306        734       350    (143)      941
------------------------------------------------------------------------------
  Total noninterest
   income             $2,436    $1,884     $4,320    $1,808    $911    $7,039
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