Form 10-Q
period 1995-09-30
NBT BANCORP INC
filed 1995-11-13
CIK 790359

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995.
                                  OR
__ TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.


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

As of October 31, 1995, there were 8,049,618 shares outstanding, including 152,353 shares held in the treasury, of the Registrant's common stock, No Par, Stated Value $1.00. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

An index to exhibits follows the signature page of this Form 10-Q.

                           NBT BANCORP INC.
             Form 10-Q --Quarter Ended September 30, 1995


                           TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1  Financial Statements (Unaudited)

        Consolidated Balance Sheets at September 30, 1995, December
            31, 1994, and September 30, 1994

        Consolidated Statements of Income for the three month and nine month periods ended September 30, 1995 and 1994

        Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994

        Notes to Consolidated Financial Statements at September 30,
            1995

Item 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations

PART II OTHER INFORMATION

Item 1  Legal Proceedings
Item 2  Changes in Securities
Item 3  Defaults Upon Senior Securities
Item 4  Submission of Matters to a Vote
            of Security Holders
Item 5  Other Information
Item 6  Exhibits and Reports on Form 8-K

SIGNATURES

INDEX TO EXHIBITS
                                      -2-

NBT BANCORP INC. and Subsidiary              September 30,  December 31,  September 30,
CONSOLIDATED BALANCE SHEETS                     1995            1994          1994
---------------------------------------------------------------------------------------
(dollars in thousands)                       (Unaudited)    (See Notes)    (Unaudited)
ASSETS
Cash and due from banks                     $   38,179     $   42,110     $   38,336
Loans available for sale                         6,671         10,921         10,027
Securities available for sale                  126,932        109,777        115,884
Securities held to maturity (market
 value-$271,161, $261,913 and $255,645)        269,889        272,466        262,387
Loans:
 Commercial and agricultural                   243,584        215,380        211,481
 Real estate mortgage                          124,196        129,275        129,782
 Consumer                                      218,634        230,063        228,438
---------------------------------------------------------------------------------------
  Total loans                                  586,414        574,718        569,701
 Less allowance for loan losses                  9,354          9,026          8,849
---------------------------------------------------------------------------------------
  Net loans                                    577,060        565,692        560,852
Premises and equipment, net                     15,831         15,383         15,333
Goodwill and other intangibles, net              8,919          9,862         10,267
Other assets                                    15,071         18,346         16,829
---------------------------------------------------------------------------------------
TOTAL ASSETS                                $1,058,552     $1,044,557     $1,029,915
---------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Interest bearing                           $  732,234     $  669,007     $  701,099
 Non-interest bearing                          132,070        122,436        129,899
---------------------------------------------------------------------------------------
  Total deposits                               864,304        791,443        830,998
Short-term borrowings                           82,442        140,587         82,817
Long-term debt                                   3,014          8,734         13,736
Other liabilities                                5,751          5,486          4,031
---------------------------------------------------------------------------------------
  Total liabilities                            955,511        946,250        931,582
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par, stated value $1.00;
 2,000,000 in 1994                                   -              -              -
Common stock, no par, stated value $1.00;
 shares authorized-12,500,000 in 1995,
 12,000,000 in 1994; issued 8,049,618,
 8,049,618 and 8,053,187                         8,050          8,050          7,670
Capital surplus                                 69,159         69,669         64,197
Retained earnings                               29,346         25,446         30,414
Unrealized (loss) on securities
 available for sale, net of income tax
 effect                                         (1,022)        (4,273)        (3,085)
Common stock in treasury at cost, 154,401,
 36,130, and 53,164 shares                      (2,492)          (585)          (863)
---------------------------------------------------------------------------------------
  Total stockholders' equity                   103,041         98,307         98,333
---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $1,058,552     $1,044,557     $1,029,915
---------------------------------------------------------------------------------------
See notes to consolidated financial statements.
                                      -3-

                                                Three months ended      Nine monthsended
NBT BANCORP INC. and Subsidiary                   September 30,           September 30,
CONSOLIDATED STATEMENTS OF INCOME                1995       1994        1995       1994
----------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)              (Unaudited)
Interest and fee income:
Loans                                        $13,792     $12,410     $39,250    $36,182
Securities held to maturity-
 taxable                                       3,649       3,558      10,718      8,304
Securities held to maturity-
 tax-exempt                                      307         302       1,043        840
Assets available for sale                      2,222       2,010       6,026      6,691
Other                                             13           3          31         15
----------------------------------------------------------------------------------------
  Total interest and fee income               19,983      18,283      57,068     52,032
----------------------------------------------------------------------------------------
Interest expense:
Deposits                                       7,514       5,355      21,342     15,649
Short-term borrowings                          1,329       1,115       3,769      2,107
Long-term debt                                    99         238         378        711
----------------------------------------------------------------------------------------
  Total interest expense                       8,942       6,708      25,489     18,467
----------------------------------------------------------------------------------------
Net interest income                           11,041      11,575      31,579     33,565
Provision for loan losses                        340         872       1,178      2,624
----------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                             10,701      10,703      30,401     30,941
----------------------------------------------------------------------------------------
Trust income                                     558         661       1,863      2,260
Service charges on deposit accounts              757         797       2,235      2,229
Securities gains                                  82           -          93        555
Other income                                     389         350       1,116      1,084
----------------------------------------------------------------------------------------
  Total noninterest income                     1,786       1,808       5,307      6,128
----------------------------------------------------------------------------------------
Noninterest expense:
Salaries and employee benefits                 4,248       4,112      12,222     12,366
Net occupancy expense                            562         571       1,751      1,707
Equipment expense                                457         472       1,292      1,574
FDIC insurance                                   (43)        457         860      1,371
Amortization of goodwill and other
  intangibles                                    313         881         942      2,816
Restructuring expense                              -       1,367           -      1,367
Other operating expense                        2,578       3,107       7,696      8,417
----------------------------------------------------------------------------------------
  Total noninterest expense                    8,115      10,967      24,763     29,618
----------------------------------------------------------------------------------------
Income before income taxes                     4,372       1,544      10,945      7,451
Income taxes                                   1,735         542       4,180      2,832
----------------------------------------------------------------------------------------
   Net income                                $ 2,637     $ 1,002     $ 6,765    $ 4,619
----------------------------------------------------------------------------------------

Net income per common share                    $0.34       $0.13       $0.85      $0.57
Cash dividends per common share                $0.120      $0.110      $0.360     $0.329
Average common shares outstanding          7,939,668   8,072,327   8,003,935  8,121,950
----------------------------------------------------------------------------------------
See notes to consolidated financial statements.
                                      -4-

NBT BANCORP INC. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30,                            1995       1994
-----------------------------------------------------------------------------
(dollars in thousands)                                         (Unaudited)
Operating activities:
Net income                                                $ 6,765   $  4,619
Adjustments to reconcile net income to the
  cash provided by operating activities:
 Provision for loan losses                                  1,178      2,624
 Depreciation and amortization                              1,106      1,268
 Amortization of premiums and accretion
  of discounts on securities                                 (116)       420
 Amortization of goodwill and other intangibles               942      2,816
 Provision for restructuring charges                            -      1,367
 Proceeds from sales of loans originated for sale          12,990     11,009
 Loans originated for sale                                 (8,745)   (11,033)
 Realized gains on sales of securities                        (93)      (555)
 (Increase) decrease in interest receivable                   497     (1,538)
 Increase in interest payable                                 434         63
 Payments of restructuring liabilities                       (958)      (210)
 Other, net                                                 1,331     (1,611)
-----------------------------------------------------------------------------
Net cash provided by operating activities                  15,331      9,239
-----------------------------------------------------------------------------
Investing activities:
Securities available for sale:
 Proceeds from maturities                                  30,833     16,783
 Proceeds from sales                                        2,329     70,258
 Purchases                                                (45,808)    (1,001)
Securities held to maturity:
 Proceeds from maturities                                  40,070     25,962
 Purchases                                                (37,224)  (180,185)
(Increase) decrease in loans                              (12,546)   (12,268)
Purchase of premises and equipment, net                    (1,554)    (1,621)
Other investing activities                                      -          -
-----------------------------------------------------------------------------
Net cash used in investing activities                     (23,900)   (82,072)
-----------------------------------------------------------------------------
Financing activities:
Net increase in deposits                                   72,861     23,770
Net increase (decrease) in short-term borrowings
 with original maturities of three months or less         (58,145)    56,116
Repayments of long-term debt                               (5,720)      (720)
Common stock issued, including treasury shares reissued     3,844      2,519
Purchase of treasury stock                                 (6,262)    (3,423)
Cash dividends and payment for fractional shares           (2,865)    (2,636)
-----------------------------------------------------------------------------
Net cash provided by financing activities                   3,713     75,626
-----------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       (4,856)     2,793
Cash and cash equivalents at beginning of year             43,410     36,118
-----------------------------------------------------------------------------
Cash and cash equivalents at end of period                $38,554   $ 38,911
-----------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                               $ 25,055    $18,530
  Income taxes                                              3,392      1,750
-----------------------------------------------------------------------------
See notes to consolidated financial statements.
                                      -5-

NBT BANCORP INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1995

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of NBT BANCORP INC. (the Registrant or NBT) and its wholly-owned subsidiary, NBT Bank, National Association (Bank), formerly The National Bank and Trust Company. All intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.

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

The balance sheet at December 31, 1994 has been derived from audited financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 1994.

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

COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, various commitments and contingent liabilities arise, including commitments to extend credit and standby letters of credit. Also, off-balance sheet financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, and interest rate caps, collars and floors bear risk based on financial market conditions. The following table summarizes the Registrant's exposure to these off-balance sheet commitments and contingent liabilities as of September 30, 1995, in thousands of dollars:

                                                      Contractual or
                                                      Notional Value
                                                  at September 30, 1995
Financial instruments with off-balance
 sheet credit risk:
  Commitments to extend credit                          $91,298,000
  Standby letters of credit                               2,420,000

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

HIGHLIGHTS OF THE REGISTRANT'S 1995 PERFORMANCE

Net income of $2.6 million ($0.34 per share) was realized in the third quarter of 1995, representing a 163% increase from third quarter 1994 net income of $1.0 million ($0.13 per share). The major contributing factors for the increase in net income were decreased provision for loan losses, as net charge-offs declined in 1995, and decreased noninterest expenses. The decrease in noninterest expense is a result of the restructuring that the Company undertook in 1994, the costs of which were recorded in the third and fourth quarters of 1994, ongoing expense control efforts, decreased intangible amortization and reduced FDIC insurance premiums. Offsetting these positive trends was a decline in net interest income as liability cost increases exceeded higher earnings on assets in the rising interest rate environment.

Net income of $6.8 million ($0.85 per share) was realized for the nine month period ended September 30, 1995, a 47% increase from 1994 nine month net income of $4.6 million ($0.57 per share). Decreased provisions for loan losses and noninterest expenses were partially offset by decreased realized security gains and trust income and a decline in net interest income resulting from rising interest rates and a one-time write off of accrued interest on loans placed on nonaccrual or previously written off loans.

The table PERFORMANCE MEASUREMENTS depicts several measurements of performance on an annualized basis. Return on average assets and equity measures how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios increased for the quarter and nine month periods compared to the same periods a year previous and compared to the prior quarters of 1995.

Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. Taxable equivalency adjusts income by increasing tax exempt income to a level that is comparable to taxable income before taxes are applied.

                                PERFORMANCE MEASUREMENTS

                                   First     Second   Third    Nine     Fourth   Twelve
                                   Quarter   Quarter  Quarter  Months   Quarter  Months
---------------------------------------------------------------------------------------
1995
Return on average assets            0.76%    0.87%    1.00%    0.88%
Return on average common equity     7.83%    8.79%   10.28%    8.98%
Net interest margin                 4.30%    4.49%    4.54%    4.45%
---------------------------------------------------------------------------------------
1994
Return on average assets            0.76%    0.72%    0.38%    0.62%      0.73%   0.64%
Return on average common equity     7.24%    7.31%    4.00%    6.17%      7.59%   6.53%
Net interest margin                 4.99%    4.85%    4.82%    4.88%      4.64%   4.81%
---------------------------------------------------------------------------------------

FINANCIAL CONDITION

The table AVERAGE BALANCES highlights the changes in the balance sheet. Since period end balances can be distorted by one-day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.

                              AVERAGE BALANCES
                                    Three months ended        Nine months ended
                                       September 30,             September 30,
(dollars in thousands)               1995         1994         1995        1994
--------------------------------------------------------------------------------
Securities available for sale   $  130,172   $  121,703   $  118,130  $  141,200
Securities held to maturity        262,924      266,699      267,113     218,200
---------------------------------------------------------------------------------
 Total securities                  393,096      388,402      385,243     359,400
Loans available for sale             6,386        9,427        7,470      10,036
Loans                              579,519      569,728      571,639     563,573
Deposits                           842,445      820,540      831,839     815,835
Short-term borrowings               90,594       98,355       85,909      66,415
Long-term debt                       3,714       14,444        6,236      14,451
Stockholders' equity               101,782       99,453      100,668     100,051
Assets                           1,045,437    1,037,838    1,030,717   1,002,445
Earning assets                     980,228      966,473      967,403     932,478
Interest-bearing liabilities    $  809,986   $  811,989   $  802,300  $  780,751
---------------------------------------------------------------------------------

Loans: Average loans for the third quarter of 1995 increased $10 million, or 2%, from the comparable period of the previous year. A similar volume increase was experienced for the nine month period as average loans increased $8 million or 1%, from the comparable period of the previous year. The increase in the portfolio volume occurred primarily in commercial loans. Real estate loans decreased as the volume of mortgage refinancing has diminished and new mortgage loan origination has been weak. Commercial, consumer and real estate loans comprised 39%, 39%, and 22% of the average portfolio for the nine months ended September 30, 1995. Comparable measures for a year previous were 38%, 39%, and 23%.

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

The table entitled ALLOWANCE FOR LOAN LOSSES portrays activity for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs, the amount of loans written off as uncollectible less recoveries of loans previously written off. Charge-offs are made when the collectiblity of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs have decreased from the prior year's comparable periods and the full year 1994 measure both as a dollar amount and as a percentage of average loan balances. The provision for loan losses decreased by $0.5 million, 51%, for the third quarter of 1995 from the comparable period a year ago; the provision for the nine month period of 1995 reflects a similar decrease, $1.4 million, 55%, from the comparable period a year ago.

Nonperforming is a term used to describe assets on which revenue recognition has been discontinued or is restricted. The improvement in asset quality depicted in the table NONPERFORMING ASSETS AND PAST DUE LOANS is the driving force underlying the reduced provision for loan losses. Nonperforming loans have decreased and the percentage relationship of the allowance for loan losses to both nonperforming and total loans has improved. Annualized net loan charge-offs compared to average total loans have fallen for the third quarter and first nine months of 1995 when compared to the same periods of the prior year and the year ended December 31, 1994.

The allowance for loan losses has been allocated based on identified problem credits or categorical trends. After allocation, the unallocated portion at September 30, 1995, was approximately $2 million. The unallocated portion is available for further unforeseen or unexpected losses or unidentified problem credits. Management will continue to target and maintain a minimum allowance equal to the allocated requirement plus an unallocated portion, as appropriate.

                                      ALLOWANCE FOR LOAN LOSSES
                               Three months ended         Nine months ended
                                  September 30,              September 30,
(dollars in thousands)         1995          1994          1995            1994
--------------------------------------------------------------------------------
Balance, beginning of period $9,280       $ 8,799       $ 9,026         $ 8,652
Recoveries                      199           220           594             716
Charge-offs                    (465)       (1,042)       (1,444)         (3,143)
--------------------------------------------------------------------------------
Net charge-offs                (266)         (822)         (850)         (2,427)
Provision for loan losses       340           872         1,178           2,624
--------------------------------------------------------------------------------
Balance, end of period       $9,354       $ 8,849       $ 9,354         $ 8,849
--------------------------------------------------------------------------------
COMPOSITION OF NET CHARGE-OFFS
-------------------------------------------------------------------------------------
Commercial and agricultural  $ (136)  51% $  (418)  51% $  (331)  39%   $(1,074)  44%
Real estate                      (7)   3%     (82)  10%     (59)   7%      (129)   5%
Consumer and other             (123)  46%    (322)  39%    (460)  54%    (1,224)  51%
-------------------------------------------------------------------------------------
Net (charge-offs) recoveries $ (266) 100% $  (822) 100% $  (850) 100%   $(2,427) 100%
-------------------------------------------------------------------------------------
Annualized net charge-offs
 to average loans                   0.18%         0.57%         0.20%           0.58%
-------------------------------------------------------------------------------------
Annualized net charge-offs to average loans for the year ended
 December 31, 1994                                                             0.48%
-------------------------------------------------------------------------------------

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

Classified and special mention loans, excluding those on non-accrual status, totalled $26.6 million, $26.3 million, and $23.7 million, 4.5%, 4.6%, and 4.2% of outstanding loans, at September 30, 1995, December 31, 1994 and September 30, 1994, respectively. A significant portion of the outstanding balances are secured with various forms of collateral. In this regard, management has determined that there are no material adverse trends or material potential losses not already considered in the allowance calculation, nor indications of trends or events that would have a material effect on the Registrant's operations, capital or liquidity. The Registrant does not have any material loans classified as doubtful or loss and the loan portfolio does not contain any highly leveraged or foreign loans. A substantial portion of the Registrant's loans are secured by real estate located in central and northern New York State. Accordingly, the ultimate collectibility of a substantial portion of the Registrant's portfolio is susceptible to changes in real estate market conditions in those areas.

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

As depicted in the table, NONPERFORMING ASSETS AND PAST DUE LOANS, the increase in nonperforming assets (NPA) was attributable to increased Other Real Estate Owned (OREO) related to both commercial and residential real estate foreclosures. The Registrant did not hold any restructured loans, loans whose repayment criteria was renegotiated to less than the original agreement terms because of the borrower's financial difficulties, which were not in compliance with the modified terms at September 30, 1995, December 31, 1994, and September 30, 1994. Loans 90 days past due and not included in nonperforming loans have increased in the real estate category for which collateral value supports continued interest accrual.

                     NONPERFORMING ASSETS AND PAST DUE LOANS
                                      September 30,  December 31,  September 30,
(dollars in thousands)                    1995          1994          1994
--------------------------------------------------------------------------------
Nonaccrual loans:
  Commercial and agricultural         $1,169   28%   $1,415   31%  $1,513   34%
  Real estate                          2,627   64%    2,950   63%   2,699   60%
  Consumer and other                     346    8%      274    6%     251    6%
--------------------------------------------------------------------------------
Total                                  4,142  100%    4,639  100%   4,463  100%
--------------------------------------------------------------------------------
Other real estate owned and
  in-substance foreclosures            1,619            840           821
--------------------------------------------------------------------------------
Total nonperforming assets             5,761          5,479         5,284
--------------------------------------------------------------------------------
Restructured loans in compliance with modified terms:
  Commercial and agricultural            145              -             -
--------------------------------------------------------------------------------
Loans past due 90 days or more and still accruing:
  Commercial and agricultural            371   22%        -     -     359   33%
  Real estate                          1,135   66%      523   60%     383   35%
  Consumer and other                     213   12%      348   40%     343   32%
--------------------------------------------------------------------------------
Total                                 $1,719  100%   $  871  100%  $1,085  100%
--------------------------------------------------------------------------------
Nonperforming loans to total loans           0.71%          0.81%         0.78%
Nonperforming assets to total assets         0.54%          0.52%         0.51%
Allowance for loan losses to
 nonperforming loans                          226%           195%          198%
Allowance as a percentage of
 period end loans                            1.60%          1.57%         1.55%
--------------------------------------------------------------------------------

Charge-offs flowing through the allowance for loan losses depicted in the table CHANGES IN NONACCRUAL LOANS represent gross charge-offs taken against nonaccrual loans; excluded are charge-offs taken against accruing loans and interest reversals. When real estate collateralizing a loan is foreclosed, the difference between the fair value of the collateral property, reflected as additions in the table CHANGES IN OREO, and the book value of the loan, if any, is charged-off through the allowance for loan losses. Any subsequent write-downs or write-offs due to a decline in the fair value of the OREO property after foreclosure is reflected in noninterest expense.

                           CHANGES IN NONACCRUAL LOANS

                                    Three months ended      Nine months ended
(in thousands)                         September 30,           September 30,
                                    ------------------------------------------
                                    1995          1994      1995         1994
------------------------------------------------------------------------------
Balance at beginning of period   $4,402         $4,604   $ 4,639      $ 4,170
  Loans placed on nonaccrual        883          1,221     2,262        3,673
  Charge-offs                      (231)          (639)     (623)      (1,515)
  Payments                         (620)          (263)   (1,461)        (909)
  Transfers to OREO                (292)          (164)     (675)        (660)
  Loans returned to accrual           -           (296)        -         (296)
------------------------------------------------------------------------------
Balance at end of period         $4,142         $4,463   $ 4,142      $ 4,463
------------------------------------------------------------------------------
                                 CHANGES IN OREO

                                    Three months ended       Nine months ended
(in thousands)                         September 30,            September 30,
                                    ------------------------------------------
                                    1995           1994      1995         1994
------------------------------------------------------------------------------
Balance at beginning of period   $1,095          $ 744    $  840        $ 430
  Additions                         712            199     1,095          715
  Sales                            (150)            (6)     (241)        (105)
  Charge-offs and write-downs       (38)          (116)      (75)        (219)
------------------------------------------------------------------------------
Balance at end of period         $1,619          $ 821    $1,619        $ 821
------------------------------------------------------------------------------

Securities: The total average balance of securities available for sale and held to maturity for the three month period ending September 30, 1995 increased $5 million, or 1%, from the comparable period a year ago. This total average increased $26 million, or 7%, for the nine month period ending September 30, 1995 from the comparable period a year ago. These increases occurred for two reasons: the lack of high loan demand required the liquidity of the Bank to be invested in the security portfolios, and the Asset Liability Management Committee
(ALCO) strategy in the second quarter of 1994 whereby $60 million of lower cost funds were borrowed and invested in securities yielding a higher rate to improve net interest income.

The Registrant classifies securities as available for sale or held to maturity at the time of purchase. The Registrant holds no trading securities, securities bought for the purpose of sale in the near term. Classification is determined by potential responses to changes in interest rates, prepayment risk, and liquidity needs for an indefinite period of time, and the intent, supported by the ability, to hold the security to its maturity. Generally accepted accounting principles limit the reclassification of securities after the initial determination, particularly from a held to maturity classification to available for sale. The FASB will be releasing additional guidance relating to the classification of securities in the fourth quarter of 1995. After the release, reclassification, which is to be completed by the end of 1995, will be permitted. The Registrant may reclassify securities in its portfolio in accordance with this guidance.

The unrealized loss on securities available for sale at September 30, 1995, has decreased from December 31, 1994, due to recent declining interest rates. At September 30, 1995, the amortized cost of securities available for sale, $129 million, exceeded fair market value by $2 million of market depreciation while at December 31, 1994, the amortized cost of $117 million exceeded fair market value by $7 million. At September 30, 1994, the amortized cost of securities available for sale, $121 million, exceeded fair market value by $5 million of market depreciation. Throughout most of 1994, most financial institutions experienced similar patterns of declining market value of securities due to a general increase in interest rates.

Tax-exempt securities averaged $30 million, or 8% of the securities portfolio, for the nine month periods ended September 30, 1995 and
1994.   Obligations of the State of New York and its political
subdivisions constitute 100% of the Bank's tax-exempt securities portfolio. The portfolio did not include any direct obligations of the State of New York as the entire tax-exempt securities portfolio was comprised of non-rated investments in the local communities within the twenty county market area served by the Bank's Municipal Banking Department. It remains the Registrant's practice to invest, subject to availability, in qualified and designated local municipal issues which receive favorable federal income tax treatment. The Registrant highly values its business relationships with a variety of municipalities within its local service area and meeting their funding needs through investment in their security issues is a meaningful way to develop such business relationships.

Deposits: Average total deposits for the quarter ended September 30, 1995, increased $22 million, or 3%, from the comparable period in 1994. Average total deposits for the nine months ended September 30, 1995, increased $16 million, or 2%, from the comparable period in 1994.

For both the three and nine month periods of 1995 compared to 1994, similar trends in the deposit portfolio shifting were experienced. The increase occurred in the demand and certificate of deposit components of the portfolio while NOW, MMDA, and savings account balances decreased as funds in these lower yielding products were moved to higher yielding certificates as rates have risen. Average municipal and negotiated term certificates of deposit increased $61 million, or 96% for the first nine months of 1995 compared to the similar period of 1994. Municipal deposits tend to flow into the Bank as taxes are collected and flow out as the municipalities make payments over time. These deposits can be utilized to augment short-term borrowings when interest rates and security pledging requirements render this temporary substitution beneficial.

Average retail certificates increased $23 million, or 14%, for the first nine months of 1995 compared to the similar period of 1994 while average demand deposits increased $6 million, or 5%, for the comparable periods. Approximately 43% of the portfolio for the nine months ending September 30, 1995, consisted of time deposits, 19% savings deposits, 13% money market demand deposits, 10% interest-bearing NOW checking deposits, and 15% non-interest bearing demand deposits. Comparable 1994 portfolio percentages were 34%, 22%, 19%, 11%, and 14%.

Borrowed funds: Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings, which consist primarily of FHLB advances with an original maturity of one year or less. Total borrowed funds, including long-term debt, have decreased from a high of $149 million at December 31, 1994 to $85 million at September 30, 1995. The decrease occurred as deposits, specifically municipal and negotiated term certificates of deposit, increased in the first nine months of 1995. The increased deposits have been utilized to supplant borrowed funds.

Borrowed funds averaged $94 million for the three month period ending September 30, 1995, down $18 million, or 16%, from the comparable period of 1994 due to the additional funding provided by increased deposits in 1995. Borrowed funds averaged $92 million for the nine month period ending September 30, 1995, up $11 million, or 14%, from the comparable period of 1994.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
Liquidity management requires the ability to raise cash quickly at a reasonable cost without principal loss to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers requiring funds to meet their credit needs. The Asset-Liability Management Committee of the Registrant is responsible for liquidity management. This committee of the Registrant's senior staff has developed liquidity guidelines which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity. The Registrant's funding needs are evaluated continually, measuring the adequacy of reliable sources of cash relative to the stability of deposits and borrowing capacity. The liquidity position is managed by maintaining adequate levels of liquid assets. Additional liquidity is available through the Bank's access to borrowed funds. The Bank has unused lines of credit available for short-term financing of $48 million, $300 million for repurchase agreements, and the capacity for additional FHLB advances of $89 million, at September 30, 1995.

Interest rate risk is determined by the relative sensitivities of earning asset yields and interest-bearing liability rates to changes in interest rates. The Registrant utilizes a funding matrix to identify repricing opportunities, the ability to adjust loan and deposit product rates as well as cash flow from maturities and repayments, along a time line for both assets and liabilities. The funding matrix indicates that the Registrant is asset sensitive and, in management's opinion, is positioned to benefit over time from a rising interest rate environment; however, the nature and timing of the benefit will be initially impacted by the extent to which core deposit rates are increased as rates rise. Based on an analysis performed as of September 30, 1995, given the scenario of 200 basis points increase or decline in interest rates occurring over an extended time horizon, the Registrant estimated that there would be less than a 3% impact on net interest income relative to a flat rate environment over the next twelve month period.

CAPITAL RESOURCES AND DIVIDENDS
Stockholders' equity of $103 million represents 9.7% of total assets at September 30, 1995, compared with $98 million, or 9.6%, a year previous, and $98 million, or 9.4%, at December 31, 1994. The improved dollar amounts and percentage relationships since December 31, 1994 are due to the improved pricing reflected in the mark to market effect of the securities available for sale portfolio and earnings retention, partially offset by additional shares held in the treasury. Similar to the effects experienced by many other financial institutions, the decline in the current market value of the Bank's securities available for sale portfolio throughout 1994, whose unrealized loss is reflected net of taxes in stockholders' equity, has impacted the equity balances and ratios. The unrealized loss would only be recognized in income if securities available for sale were, in fact, actually sold. It is highly unlikely that the Registrant would require such a sale to meet its liquidity needs.

Both book and tangible book value, stockholders' equity (less intangible assets) divided by the number of common shares outstanding, depicted in the table below have been affected by the aforementioned 1994 decline and 1995 improvement in the current market value of the securities available for sale portfolio. Tangible book value changes in the declining market value timeframe are mitigated by the offsetting decrease in intangible assets through amortization.

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

The Registrant's wholly-owned subsidiary pays cash dividends to the Registrant which are used to fund dividend payments to its stockholders. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Registrant in the form of cash dividends. The approval of the Comptroller of the Currency is required for the Bank to pay dividends in excess of its earnings retained in the current year plus retained net profits for the preceding two years or when the Bank fails to meet certain minimum regulatory capital standards. At September 30, 1995, the Bank has the ability to pay $9.0 million to the Registrant without obtaining prior regulatory approval. Under the State of Delaware Business Corporation Law, the Registrant may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Capital is an important factor in ensuring the safety of depositors' accounts. The Registrant remains well capitalized with capital ratios that are significantly in excess of regulatory guidelines. During 1995, the Registrant's wholly owned banking subsidiary earned the highest possible national safety and soundness rating from two national bank-rating services. Bauer Financial Services and Veribanc, Inc. base their ratings on capital levels, loan portfolio quality, and security portfolio strength.

The Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio presented in the table CAPITAL MEASUREMENTS measure the amount of capital in relation to the degree of risk perceived in assets and off-balance sheet exposure. This concept recognizes that certain higher risk assets require more capital to support them than lower risk assets. Both ratios were well in excess of the minimum Regulatory guidelines of 4% and 8%, respectively. Both capital and the degree of risk used to weight assets and off-balance sheet items are defined by bank holding company regulatory agencies. As defined, capital may exclude most intangible assets as well as a portion of the allowance for loan losses in excess of delineated percentages of loan balances. Unrealized gains and losses on securities classified as available for sale, net of the tax effect, for financial reporting purposes are excluded from capital for the computation of capital adequacy ratios. There are limitations for the amount of the allowance for loan losses that can be considered for capital ratios and for the amount of deferred tax assets that can be used to meet capital requirements. For all periods presented, the Registrant was permitted to include all of its deferred tax assets in its capital ratio computations. Risk factors used to weight assets and off-balance sheet credit equivalent items range from 0% for cash, amounts due from the Federal Reserve and securities issued by the U.S. Treasury to 100% for certain types of loans and securities. Regulations promulgated by bank and bank holding company regulatory agencies are intended primarily for the protection of the Bank's depositors and customers rather than the holders of the Registrant's securities.

The Tier 1 Leverage Ratio compares capital, as defined for regulatory purposes, to quarterly average assets without regard to risk weights and certain intangible assets. This ratio measures the utilization of capital to support the balance sheet and is well in excess of the minimum Regulatory guideline of 4%.

CAPITAL MEASUREMENTS

                                    First    Second   Third    Fourth
                                    Quarter  Quarter  Quarter  Quarter
----------------------------------------------------------------------
1995
Tier 1 leverage ratio                 9.19%    9.21%    9.17%
Tier 1 capital ratio                 16.13%   16.03%   15.71%
Total risk-based capital ratio       17.39%   17.28%   16.97%
Cash dividends as a percentage
 of net income                       50.50%   43.57%   35.91%
Per common share:
 Book value                         $12.55   $12.85   $13.05
 Tangible book value                $11.36   $11.68   $11.92
----------------------------------------------------------------------
1994
Tier 1 leverage ratio                 9.44%    8.99%    8.85%    9.05%
Tier 1 capital ratio                 15.82%   15.34%   15.95%   16.09%
Total risk-based capital ratio       17.07%   16.59%   17.21%   17.35%
Cash dividends as a percentage
 of net income                       48.81%   48.46%   87.53%   50.77%
Per common share:
 Book value                         $12.45   $12.35   $12.30   $12.27
 Tangible book value                $10.96   $10.95   $11.01   $11.04
----------------------------------------------------------------------

The common shares of NBT BANCORP INC. are traded in the NASDAQ National Market System under the symbol NBTB. High, low, and closing stock prices, and cash dividends declared by quarter, restated to give retroactive effect to stock dividends, are depicted in the table following. At September 30, 1995 the total market capitalization of NBT's common stock was approximately $130 million, compared with $126 million a year ago and $132 million at December 31, 1994. The change in market capitalization is due to an increase in the number of shares outstanding as a result of the December 1994 stock dividend, partially offset by an increased number of shares held as treasury stock, and changes in the market price.

            QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION

                                                                     Cash
                                                                Dividends
Quarter Ending                   High         Low       Close    Declared
-------------------------------------------------------------------------
1994
-------------------------------------------------------------------------
March 31                       $17.62      $16.67      $16.67      $0.109
June 30                         17.02       14.52       15.71       0.110
September 30                    15.71       14.29       15.24       0.110
December 31                     17.00       15.00       16.50       0.120
-------------------------------------------------------------------------
1995
March 31                       $17.00      $16.00      $16.00      $0.120
June 30                         16.50       15.75       16.25       0.120
September 30                    16.75       15.75       16.50       0.120
-------------------------------------------------------------------------

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin: The most significant impact on the Registrant's net income between periods is derived from the interaction of changes in the volume of and rates earned on interest earning assets and paid on interest bearing liabilities. The volume of earning securities and loans, compared to the volume of interest bearing deposits and borrowings, combined with interest rate spread, produces the changes in the net interest income between periods. Interest rate spread is the difference between FTE yield on average earning assets and cost on average interest bearing liabilities. The tables, COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME, present the relative contribution of changes in average interest rates and average volume of interest earning assets and interest bearing liabilities on FTE net interest income between periods. Changes in interest income and expense arising from the combination of rate and volume variances, which cannot be segregated, are allocated proportionally to rate and volume based on their relative absolute magnitudes.

FTE interest income increased for both the third quarter and first nine months of 1995 compared to the same periods of 1994 due to a combination of favorable rate and volume variances. The volume of average earning assets increased from $966 million for the third quarter of 1994 to $980 million for the same period of 1995 and from $932 million for the first nine months of 1994 to $967 million for the same period of 1995. Reducing the increased yield for the first nine months of 1995 was a non-recurring write-off of $0.5 million of accrued interest receivable on loans previously charged-off or on nonaccrual status.

The decline in FTE net interest income for both the third quarter and first nine months of 1995 can be attributed to increased rates for interest bearing liabilities as interest rates in general increased. The magnitude of rate increase was greater for interest bearing liabilities than for interest earning assets and interest rate spread declined. While lower costing interest-bearing deposit products, savings, NOW and MMDA accounts, experienced a decrease in average volume, certificates of deposit volume increased as customers moved funds into this more costly deposit product. However, the average volume of interest-bearing liabilities decreased to $810 million for the third quarter of 1995, compared to $812 million during the same period a year ago, as average balances in non-interest bearing demand deposit accounts increased by $5 million to $127 million for the third quarter of 1995. For the first nine months of 1995 average interest bearing liabilities increased to $802 million, compared to $781 million during the same period a year ago, and average balances in non-interest bearing demand deposit accounts increased by $6 million to $122 million for the first nine months of 1995. The increase in these interest cost free funds helped mitigate the increase in the overall cost of funds.

During the second quarter of 1994 the Registrant's asset-liability management committee undertook several steps to improve net interest income which, because of the rate environment and portfolio maturities of higher yielding funds purchased previously, would not necessarily improve net interest margin. Remaining well within its established liquidity guidelines, the Registrant utilized $60 million of its access to lower cost funds to purchase securities to be held to maturity yielding a higher rate than its incremental borrowing rate and improving net interest income. This leveraging of the balance sheet has had a continuing positive impact on net interest income throughout 1994 and 1995. Average earning assets and interest bearing liabilities for the nine month periods of 1994 and 1995 increased due to this leveraged transaction.

Net interest margin has declined throughout 1994 and 1995 as portrayed in the above tables and in the table of PERFORMANCE MEASUREMENTS. The effects of soft loan demand and competitive pricing are reflected in the compressed net interest margin. A strong net interest margin is critical to the ability to cover noninterest expenses and produce an acceptable level of net income. Net interest margin for the first quarter and nine months of 1995 was 4.50% and 4.51%, respectively, excluding the effect of the previously mentioned accrued interest receivable write-off which occurred in the first quarter of 1995.

COMPARATIVE ANALYSES OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME

                           Three months ended September 30,
Annualized
Yield/Rate                                       Amounts               Variance
                                                                -----------------------
1995    1994  (dollars in thousands)           1995    1994     Total   Volume    Rate
----    ----                                   ----    ----     -----   ------    ----
4.18%  4.72%  Interest bearing deposits     $     5 $     2  $     3   $    3  $     -
5.95%  1.52%  Federal funds sold                  8       1        7        2        5
5.21%  4.60%  Other short term investments        9      17       (8)     (10)       2
6.31%  5.89%  Securities available for sale   2,091   1,841      250      115      135
10.06% 7.12%  Loans available for sale          124     153      (29)     (79)      50
             Securities held to maturity
6.07%  6.01%   Taxable                        3,649   3,558       91       54       37
7.68%  5.78%   Tax-exempt                       473     462       11     (120)     131
9.45%  8.66%  Loans                          13,802  12,421    1,381      223    1,158
              -------------------------------------------------------------------------
8.16%  7.55%  Total interest income          20,161  18,455    1,706      188    1,518

3.04%  2.56%  MMDA's                            810     950     (140)    (301)     161
1.88%  1.55%  Now accounts                      395     346       49      (22)      71
2.95%  2.65%  Savings accounts                1,134   1,214      (80)    (205)     125
5.49%  4.03%  Certificates of deposit         5,175   2,860    2,315    1,099    1,216
5.82%  4.44%  Other borrowed funds            1,329   1,100      229      (92)     321
10.58% 6.54%  Long term debt                     99     238     (139)    (237)      98
              -------------------------------------------------------------------------
4.38%  3.28%  Total interest expense          8,942   6,708    2,234      242    1,992
              -------------------------------------------------------------------------
              Net interest income           $11,219 $11,747  $  (528)  $  (54) $  (474)
              =========================================================================
3.78%  4.27%  Interest rate spread
=====  =====  ====================
4.54%  4.80%  Net interest margin
=====  =====  ===================
              FTE adjustment                $   178 $   172
              ==============                ======= =======

                            Nine months ended September 30,
Annualized
Yield/Rate                                       Amounts               Variance
                                                                -----------------------
1995    1994  (dollars in thousands)           1995    1994     Total   Volume     Rate
----    ----                                   ----    ----     -----   ------     ----
4.23%  4.89%  Interest bearing deposits     $    15 $     3  $    12   $   12  $     -
5.84%  2.90%  Federal funds sold                 16      12        4       (5)       9
5.85%  3.55%  Other short term investments       81      80        1      (38)      39
6.15%  5.78%  Securities available for sale   5,516   6,067     (551)    (913)     362
9.16%  7.86%  Loans available for sale          432     549     (117)    (198)      81
              Securities held to maturity
6.05%  5.89%   Taxable                       10,718   8,303    2,415    2,187      228
7.10%  5.79%   Tax-exempt                     1,605   1,289      316       20      296
9.19%  8.60%  Loans                          39,280  36,217    3,063      533    2,530
              -------------------------------------------------------------------------
7.97%  7.51%  Total interest income          57,663  52,520    5,143    1,598    3,545

2.88%  2.57%  MMDA's                          2,386   2,950     (564)    (884)     320
1.72%  1.59%  Now accounts                    1,060   1,045       15      (63)      78
2.95%  2.65%  Savings accounts                3,428   3,574     (146)    (525)     379
5.35%  3.88%  Certificates of deposit        14,468   8,095    6,373    2,805    3,568
5.87%  4.21%  Other borrowed funds            3,769   2,092    1,677      717      960
8.10%  6.58%  Long term debt                    378     711     (333)    (471)     138
              -------------------------------------------------------------------------
4.25%  3.16%  Total interest expense         25,489  18,467    7,022    1,579    5,443
              -------------------------------------------------------------------------
              Net interest income           $32,174 $34,053  $(1,879)  $   19  $(1,898)
              =========================================================================
3.72%  4.35%  Interest rate spread
=====  =====  ====================
4.45%  4.88%  Net interest margin
=====  =====  ===================
              FTE adjustment                $   595 $   488
              ==============                ======= =======

Noninterest Income: The tables entitled NONINTEREST INCOME present quarterly and period to date amounts of noninterest income. Third quarter 1995 noninterest income fell from the comparable period of 1994 predominately due to a decline in trust income. The decreases in quarterly trust income are related to a decline in fees from estates and personal agency accounts. Trust income is anticipated to remain at the lower levels attained in 1995 for the remainder of the year. Reflected in other income for the fourth quarter of 1994 is a $0.5 million charge to record real estate loans available for sale at their then current market value.

                              NONINTEREST INCOME

                       First    Second    Third     Nine     Fourth    Twelve
(dollars in thousands) Quarter  Quarter   Quarter   Months   Quarter   Months
-----------------------------------------------------------------------------
1995
Trust income           $  662   $  643     $  558   $1,863
Service charges on
 deposit accounts         731      747        757    2,235
Securities gains            -       11         82       93
Other income              374      353        389    1,116
-----------------------------------------------------------------------------
  Total noninterest
   income              $1,767   $1,754     $1,786   $5,307
-----------------------------------------------------------------------------
1994
Trust income           $  799   $  800     $  661   $2,260     $251    $2,511
Service charges on
 deposit accounts         654      778        797    2,229      803     3,032
Securities gains          555        -          -      555        -       555
Other income              428      306        350    1,084     (143)      941
-----------------------------------------------------------------------------
  Total noninterest
   income              $2,436   $1,884     $1,808   $6,128     $911    $7,039
-----------------------------------------------------------------------------

                   NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
                       First    Second    Third     Nine     Fourth    Twelve
(dollars in thousands) Quarter  Quarter   Quarter   Months   Quarter   Months
------------------------------------------------------------------------------
1995
Salaries and wages      $2,966    $3,047    $ 3,358  $ 9,371
Employee benefits        1,058       903        890    2,851
Net occupancy expense      603       586        562    1,751
Equipment expense          411       424        457    1,292
FDIC insurance             451       452        (43)     860
Legal, audit, and
 outside services          941       908        921    2,770
Loan collection and
 other loan related
 expenses                  345       352        290      987
Amortization of
 goodwill and other
 intangibles               315       314        313      942
Other operating
 expense                 1,323     1,249      1,367    3,939
------------------------------------------------------------------------------
  Total noninterest
   expense              $8,413    $8,235     $8,115  $24,763
------------------------------------------------------------------------------
Efficiency ratio         70.40%    65.79%     62.80%   66.23%
Expense ratio             2.64%     2.54%      2.43%    2.54%
Average full-time
 equivalent employees      535       542        551       543
Average assets per
 average full-time
 equivalent employee
 (millions)             $  1.9    $  1.9    $   1.9  $    1.9
------------------------------------------------------------------------------
1994
Salaries and wages      $3,293    $3,149    $ 3,103  $ 9,545    $3,041  $12,586
Employee benefits          791     1,021      1,009    2,821       750    3,571
Net occupancy expense      630       506        571    1,707       588    2,295
Equipment expense          542       560        472    1,574       459    2,033
FDIC insurance             457       457        457    1,371       458    1,829
Legal, audit, and
 outside services          963       965      1,196    3,124       941    4,065
Loan collection and
 other loan related
 expenses                  408       436        498    1,342       299    1,641
Amortization of
 goodwill and other
 intangibles             1,042       893        881    2,816       406    3,222
Other operating
 expense                 1,369     1,169      1,413    3,951     1,217    5,168
Restructuring expense        -         -      1,367    1,367       897    2,264
------------------------------------------------------------------------------
  Total noninterest
   expense              $9,495    $9,156    $10,967  $29,618    $9,056  $38,674
------------------------------------------------------------------------------
Efficiency ratio         73.91%    69.23%     70.82%   71.30%    66.73%   70.22%
Expense ratio             3.22%     2.89%      2.98%    3.02%     2.79%    2.96%
Average full-time
 equivalent employees      613       589        562      588       540      576
Average assets per
 average full-time
 equivalent employee
 (millions)             $  1.6    $  1.7    $   1.8  $   1.7    $  1.9  $   1.8
------------------------------------------------------------------------------

Noninterest expense: The tables entitled NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS present components of noninterest expense for the periods indicated. Noninterest expense for both the third quarter and first nine months of 1995 has decreased significantly from the comparable periods a year previous. The decrease was spread throughout the components of noninterest expense and are the result of several factors, including ongoing expense control efforts.

Decreased intangible amortization was the primary reason for the significant change; during 1994, some components of intangibles incurred as a result of the acquisition of four commercial banks in 1989 reached the point at which they were fully amortized. There are no further dramatic changes in such amortization anticipated in the future, the amortization of the remaining components lapses gradually over time.

During 1995 the FDIC Bank Insurance Fund attained congressionally mandated reserve goals, established during the deposit crisis that began in the prior decade. In the third quarter of 1995, the Bank received a refund of premiums it had paid in excess of the lower rates that became effective June 1995, resulting in the FDIC benefit shown in the table. The Bank is well capitalized and will benefit from the overall lower rates as well as the spread in the lower premium rates between well, adequately and under capitalized institutions. Premiums vary based upon deposit levels and composition; with the Bank's current position premiums are anticipated to be approximately $0.1 million for the fourth quarter of 1995.

Salary, wages and benefits expense are the second largest expense after interest expense. Salary expense for the nine months ended September 30, 1995 is approximately $0.2 million below the 1994 level, primarily a benefit of the 1994 restructure. Third quarter 1995 salary expense reflects an increase in full-time equivalent employees and certain termination benefits.

During 1994, the Registrant implemented a restructuring plan that included a reduction in the work force and the closing of three offices. Charges of $1.2 million related to the termination benefits of 35 employees and exit costs related to the closure of three offices and professional fees related to the terminations totalling $1.1 million, including $0.7 million for the impairment of long-lived assets, were recognized. Of the activities considered in the exit plan all the employees have been terminated and offices have been closed or converted to a different level of service. The Registrant consummated the sale of the remaining office in October, 1995, at approximately the amount anticipated as part of the exit costs.

Through September 30, 1995, termination benefits of $1.1 million and exit costs totalling $0.3 million have been paid and charged to the liability under the restructuring plan. Long-lived assets were disposed of at a loss of $0.2 million which was charged to the valuation allowance related to the restructuring. No adjustments have been made to either the restructuring liability or the valuation allowance related to the impairment of long-lived assets due to the restructuring.

Provision for Income Taxes: The provision for income taxes has increased for both the third quarter and first nine months of 1995 as income subject to taxes has increased. The effective tax rate for the first nine months of 1995 and 1994 was 38%. For the third quarter of 1995 the effective tax rate was 40%, compared to 35% for the comparable period of 1994; increased taxable income was the primary reason for the increase in the effective tax rate.

----------------------------------------------------------------------------------------
SELECTED FIVE YEAR DATA                      1990     1991      1992     1993      1994
----------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)
     Net income                            $7,540   $7,179    $8,043   $8,505     $6,508

     Return on average assets               0.91%    0.85%     0.94%    0.93%      0.64%

     Return on average equity               9.42%    8.45%     8.89%    8.79%      6.53%

     Net interest margin                    5.71%    5.64%     5.52%    5.26%      4.81%

     Efficiency ratio                      68.84%   68.52%    69.48%   71.05%     70.22%

     Expense ratio                          3.24%    3.23%     3.19%    3.21%      2.96%

     Tier 1 leverage ratio                  6.70%    7.92%     9.01%    9.24%      9.05%

     Tier 1 capital ratio                  12.66%   14.12%    15.30%   15.40%     16.09%

     Total risk-based capital ratio        12.66%   14.12%    16.61%   16.66%     17.35%

     Cash dividends as a percentage
      of net income                        34.77%   38.58%    36.94%   38.82%     55.22%

     Per Common Share:
      Net income                          $ 0.97   $ 0.92    $ 1.02   $ 1.05     $ 0.80

      Cash dividends declared             $ 0.338  $ 0.355   $ 0.376  $ 0.413    $ 0.449

      Book value                          $10.62   $11.18    $11.82   $12.58     $12.27

      Tangible book value                 $ 7.26   $ 8.43    $ 9.64   $10.95     $11.04

      Stock dividends distributed           5.00%    5.00%     5.00%    5.00%      5.00%

      Stock splits distributed            3 for 2     none      none     none       none

      Market price:
       High                               $15.22   $12.95    $14.51   $18.50     $17.62
       Low                                $11.88   $ 9.93    $ 9.98   $12.62     $14.29
       End of year                        $12.34   $ 9.93    $13.15   $17.38     $16.50

     Price/earnings multiple              20.63x   16.55x    12.89x   10.79x     12.72x
     Price/book value multiple             1.16x    0.89x     1.11x    1.38x      1.34x

      Total assets                      $849,942 $838,884  $868,616 $953,907 $1,044,557

      Total stockholders' equity        $ 82,405 $ 87,826  $ 94,012 $101,108 $   98,307

      Average common shares
       outstanding (thousands)             7,786    7,804     7,920    8,070      8,108
----------------------------------------------------------------------------------------

Item  1 -- Legal Proceedings

There have been no material legal proceedings initiated or settled during the quarter ended September 30, 1995. The Registrant and its principal subsidiary, NBT Bank, National Association (collectively
NBT), initiated a suit in the Supreme Court of the State of New York, Chenango County, on October 28, 1988, against Fleet/Norstar Financial Group, Inc., Fleet/Norstar New York, Inc., and Norstar Bank of Upstate N.Y. (collectively NORSTAR) for tortious interference with NBT's contract rights and prospective business relationship with Central National Bank, Canajoharie, New York. NBT is seeking damages from NORSTAR for lost profits and special and punitive damages. On June 20, 1989, the Court dismissed all three counts of the complaint for failure to state a cause for action. On March 29, 1990 the Appellate Division of the Supreme Court of New York reversed the trial court's dismissal of NBT's third cause of action for tortious interference with prospective business relations and affirmed the dismissal of NBT's first two causes of action. The New York Court of Appeals denied NBT's petition for review of the dismissal of the first two causes of action on the ground that the order appealed from did not finally determine the action. NBT's motion for reargument of its petition for review was also denied and NBT's third cause of action was remanded to the trial court. On March 9, 1994, NBT filed with the trial court a Note of Issue indicating the amount demanded as $74,212,288. On July 27, 1994, the trial court granted Norstar's motion for summary judgement as to the third cause of action, and on May 25, 1995 the Appellate Division affirmed the order of the Supreme Court. NBT's motion for permission to appeal to the New York Court of Appeals was granted on September 26, 1995.

Item  2 -- Changes in Securities

Following are listed changes in the Registrant's Common Stock outstanding during the quarter ended September 30, 1995 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future. There was no Preferred Stock outstanding during the quarter ended September 30, 1995.

The Registrant has Stock Option Plans. Outstanding at September 30, 1995 are non-qualified stock options covering 248,653 shares at exercise prices ranging between $9.46 and $16.90 with expiration dates between January 12, 1996, and January 24, 2005. There are 586,868 shares of authorized common stock designated for possible issuance under the Plans, including the aforementioned shares. The number of shares designated for the Plans, the number of shares under existing options and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences as enumerated in the Plans. (Forms S-8, Registration Statement Nos. 33-18976 and 33-77410, filed with the Commission on December 9, 1987 and April 6, 1994, respectively.)

The Registrant has agreed to grant its former Chairman stock options in connection with the discharge of severance obligations of the Registrant and the Bank under the employment agreement with its former Chairman. The agreement calls for the issuance of options covering 123,798 and 25,935 shares with exercise prices of $16.188 and $16.90, respectively,and an expiration date of January 31, 1997. The number of shares under option and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences. The Registrant will file a registration statement relating to these option shares which would be issued, upon payment of the exercise price, from authorized, but unissued common stock, or shares held in the treasury. These stock options do not serve to reduce the number available under the previously mentioned Stock Option Plans.

The Registrant has a Dividend Reinvestment Plan. There are 134,003 additional shares of authorized but unissued common stock designated for possible issuance under the Plan. (Form S-3, Registration Statement No. 33-12247, filed with the Commission on February 26, 1987).

The Registrant's Board of Directors has authorized the purchase on the open market by the Registrant of additional shares of treasury stock. These treasury shares are to be used for a variety of corporate purposes, primarily to meet the needs of the Registrant's Employee Stock Ownership Plan, Automatic Dividend Reinvestment and Stock Purchase Plan, Stock Option Plans and Bank Trust Department directed IRA and HR-10 accounts. Purchases and sales during 1995 totalled 386,732 and 268,461, respectively, with 154,401 shares in treasury at September 30, 1995. Purchases were made at the prevailing market price in effect at the dates of the transactions. Subsequent sales to both the Registrant's Employee Stock Ownership Plan and Dividend Reinvestment and Stock Purchase Plan, if any, were made at the five day average of the highest and lowest quoted selling price of the Registrant's common stock on the National Market System of NASDAQ. Sales under the Registrant's Stock Option Plans were made at the option price. The price per common share ranged between $12.98 and $16.50; any difference between cost and sales price was recorded in capital surplus.

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

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Registrant's senior securities during the quarter ended September 30, 1995.

Item  4 -- Submission of Matters to a Vote of Security Holders

This item is omitted as no matters were submitted for security holder action during the quarter ended September 30, 1994.

Item  5 -- Other Information

On September 26, 1995, NBT Bank, N.A., the wholly owned subsidiary of the Registrant, and Community Bank, N.A. announced that they have signed a definitive agreement under which NBT Bank will purchase branches of Community Bank located in New Hartford, Norwich, and Utica, New York. The purchase transaction has been approved by federal regulatory authorities. The three bank branches that NBT Bank will acquire were part of fifteen bank offices in upstate New York acquired in July 1995 by Community Bank from The Chase Manhattan Bank, N.A..

The three offices are located in communities in NBT Bank's core service areas and are an excellent fit with its branch organization. Acquisition of these branches will complement current business and advance the Bank's commitment to its core markets. When the transaction is effective, NBT Bank's existing New Hartford branch will be consolidated into the New Hartford office to be acquired from Community Bank. NBT Bank expects to consolidate the Norwich office to be acquired into its main office which is located two blocks away in downtown Norwich. No changes are planned that would affect the downtown Utica office to be acquired.

Item  6 -- Exhibits and Reports on Form 8-K

An index to exhibits follows the signature page of this Form 10-Q.

During the quarter ended September 30, 1995, the Registrant filed one Form 8-K, date of report September 15, 1995, describing changes in its executive management and that of the Bank. The new organizational structure is a result of the departure of Richard I. Linhart (Executive Vice President and Chief Financial Officer), and Frederick H. Weismann (Executive Vice President and Chief Banking and Credit Officer), who are leaving the Bank to pursue other interests.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of November, 1995.




                           NBT BANCORP INC.



            By:          /s/ JOE C. MINOR
               ---------------------------------------
                             Joe C. Minor
                            Vice-President
                 Chief Financial Officer and Treasurer

                          INDEX TO EXHIBITS

     The following documents are attached as Exhibits to this Form 10-Q or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page Number or exhibit cross-reference to the prior filings of the Registrant with the Commission.
Form 10-Q
Exhibit                                                           Exhibit
Number                                                            Cross-Reference
10.1      Supplemental Retirement Agreement between NBT             Herein
           Bancorp Inc., NBT Bank, National Association and
           Daryl R. Forsythe made as of January 1, 1995

10.2      Death Benefits Agreement between NBT Bancorp Inc., NBT    Herein
           Bank, National Association and Daryl R. Forsythe
           made August 22, 1995

10.3      NBT Bancorp Inc. and Subsidiaries Master Deferred         Herein
           Compensation Plan for Directors, adopted February
           11, 1992

10.4      Wage Continuation Plan between NBT Bancorp Inc., NBT      Herein
           Bank, National Association and Daryl R. Forsythe made
           as of August 1, 1995

27.       Financial Data Schedule                                   Herein

                                     -27-

				EXHIBIT 10.1
    Supplemental Retirement Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made as of January 1, 1995

		      SUPPLEMENTAL RETIREMENT AGREEMENT
		      ---------------------------------

      This sets forth the terms of an agreement for the payment of supplemental retirement income ("Agreement") made as of January 1, 1995 between (i) NBT BANCORP INC., a Delaware corporation and registered bank holding company, and NBT BANK, NATIONAL ASSOCIATION, a national banking association chartered under the laws of the United States, both having offices located at Norwich, New York (collectively, the "Bank"), and
(ii) Daryl R. Forsythe, an individual residing at 13 Concord Street, Sidney, New York 13838 ("Forsythe").

      1.  Purpose of the Agreement.
	  ------------------------- The purpose of this Agreement is to provide Forsythe a supplemental retirement benefit in accordance with the terms of this Agreement.

      2.  Amount of Supplemental Retirement Benefit.
	  ------------------------------------------
	  (a) (i) If Forsythe shall remain employed by the Bank until reaching his 65th birthday, serving full-time (defined as not less than 1,000 hours per calendar year) until such date, and subject to the other terms and conditions of this Agreement, the Bank shall pay Forsythe an annual "Supplemental Retirement Benefit" equal to the excess of (A) 50 percent of Forsythe's "Final Average Compensation," over (B) Forsythe's "Other Retirement Benefits," determined as of the "Determination Date" and calculated in accordance with this paragraph 2.

	     (ii) If Forsythe shall remain employed by the Bank until reaching his 56th birthday, serving full-time until such date and he continues to serve full-time until the date of his retirement, and he retires then or thereafter but before reaching his 60th birthday, and subject to the other terms and conditions of this Agreement, the Bank shall pay Forsythe on his 60th birthday pursuant to subparagraph 3(b) or to his spouse or estate pursuant and subject to subparagraph 5(c) if he has died before his 60th birthday a reduced early Supplemental Retirement Benefit calculated in accordance with subparagraph 2(d) and the following schedule:

     (A) if the date of Forsythe's retirement shall be on or after his 56th birthday but before his 57th birthday, the Bank shall pay Forsythe
20% of the reduced early Supplemental Retirement Benefit so caculated;
     (B) if the date of Forsythe's retirement shall be on or after his 57th birthday but before his 58th birthday, the Bank shall pay Forsythe
40% of the reduced early Supplemental Retirement Benefit so calculated;
     (C) if the date of Forsythe's retirement shall be on or after his 58th birthday but before his 59th birthday, the Bank shall pay Forsythe
60% of the reduced early Supplemental Retirement Benefit so calculated; and

     (D) if the date of Forsythe's retirement shall be on or after his 59th birthday but before his 60th birthday, the Bank shall pay Forsythe
80% of the reduced early Supplemental Retirement Benefit so calculated.
	    (iii) If Forsythe shall remain employed by the Bank until reaching his 60th birthday, serving full-time until such date and he continues to serve full-time until the date of his retirement, and he retires then or thereafter but before reaching his 65th birthday, and subject to the other terms and conditions of this Agreement, the Bank shall pay Forsythe a reduced early Supplemental Retirement Benefit calculated in accordance with subparagraph 2(d).
	  (b) For purposes of this Agreement, "Final Average Compensation" shall have the same meaning the term "Final Average Compensation" has under the NBT Bancorp Inc. Defined Benefit Pension Plan (the "Qualified Plan").
	  (c) For purposes of this Agreement, "Other Retirement Benefits" shall mean the sum of:
	      (i) the annual benefit payable to Forsythe from the Qualified Plan, plus
	     (ii) the annual benefit that could be provided by (A) Bank contributions (other than elective deferrals) made on Forsythe's behalf under the NBT Bancorp Inc. Employee Stock Ownership Plan and the NBT

Bancorp 401(k) Retirement Plan, and (B) actual earnings on contributions described in (A), if such contributions and earnings were converted to a benefit payable at age 65 in the same form as the benefit paid under this Agreement, using the same actuarial assumptions that are used under the Qualified Plan to determine "Actuarial Equivalent" benefits under that plan plus
	    (iii) the estimated annual benefit payable to Forsythe commencing the age at which he becomes eligible to receive unreduced social security benefits under Title II of the Social Security Act, and amendments thereto, plus
	     (iv) the annual benefit payable to Forsythe at age 65 pursuant to any other pension, profit sharing, or similar plan maintained by any prior employer in which was a participant prior to his employment with the Bank (converted, if necessary, to a benefit payable in the same form as the benefit paid under this Agreement).

The amount of Other Retirement Benefits shall be determined by an actuary selected by the Bank, with such determination to be made without reduction for payment of benefits prior to any stated "normal retirement date" and without regard to whether Forsythe is receiving payment of such benefits on the Determination Date. To the extent Forsythe receives a payment of Other Retirement Beneifts decribed in subparagraph
(c)(ii) prior to the date the Supplemental Retirement Benefit is determined pursuant to this Agreement, the total of such Other Retirement Benefits shall be determined by including amounts received and assuming that such amounts earned interest at a variable rate equal to the one-year Treasury bill rate as reported in the New York edition of THE WALL STREET JOURNAL on on the Determination Date from the date received to the date Other Retirement Benefits are calculated for purposes of this Agreement. Forsythe shall provide such financial and other information as the Bank may reasonably require to determine Other Retirement Benefits.
	  (d)  If the Bank commences payment of a reduced early
Supplemental Retirement Benefit before Forsythe reaches age 65, the amount paid shall equal the product of (i) the Supplemental Retirement Benefit, times (ii) a fraction, the numerator of which shall be the number of complete months of Forsythe's employment with the Bank after January 1, 1995, and the denominator of which is 164 (the number of complete months of employment Forsythe would have had after January 1, 1995 if he remained employed by the Bank until the first day of the month following his 65th birthday).
	  (e) For purposes of this Agreement, "Determination Date" shall mean the earlier of the date of termination of Forsythe's employment with the Bank or the first day of the month following Forsythe's 65th birthday.

      3.  Time of Payment.
	  ----------------
	  (a) Except as provided in subparagraph 3(b) (early retirement) and paragraph 5 (payment on death), the Bank shall pay the Supplemental Retirement Benefit commencing on the first day of month following Forsythe's attainment of age 65.
	  (b) Notwithstanding subparagraph 3(a), the Bank shall commence payment of a reduced early Supplemental Retirement Benefit on the first day of the month following Forsythe's Determination Date in connection with early retirement after reaching age 60 and prior to the date of his 65th birthday; provided that, if Forsythe shall retire prior to his 60th birthday as permitted in this Agreement, the Bank shall commence payment of the reduced early Supplemental Retirement Benefit on the first day of the month following Forsythe's 60th birthday.

      4.  Form of Payment.
	  ----------------
	  (a)  The Supplemental Retirement Benefit described in paragraph
2 of this Agreement shall be paid as a straight life annuity, payable in monthly installments, for Forsythe's life; provided, however, that if Forsythe shall die before having received 60 monthly payments, such monthly payments shall be continued to his beneficiary until the total number of monthly payments to Forsythe and his beneficiary equals 60, upon which all payment shall cease and the Bank's obligation under this Agreement shall be deemed to have been fully discharged. If Forsythe and his beneficiary shall die before having received a total of 60 monthly payments, the actuarial equivalent value of the balance of such monthly payments shall be paid in a single sum to the estate of the survivor of Forsythe and his beneficiary. If Supplemental Retirement Benefits are payable in the form described in this subparagraph 4(a), Forsythe shall designate in writing, any person or persons, primarily, contingently or successively, to whom the Bank shall pay benefits following Forsythe's death if Forsythe's death occurs before 60 monthly payments have been made.
	  (b) Notwithstanding the form of payment described in subparagraph 4(a), if Forsythe is married on the date payment of the Supplemental Retirement Benefit commences, the benefit shall be paid as a 50% joint and survivor annuity with Forsythe's spouse as the beneficiary. The 50% joint and survivor annuity shall be the actuarial equivalent of the benefit described in subparagraph 4(a). If the Supplemental Retirement Benefit is payable pursuant to this subparagraph 4(b), but Forsythe's spouse fails to survive him, no payments will be made pursuant to this Agreement following Forsythe's death.
	  (c) Notwithstanding the foregoing of this paragraph 4, the Bank in its sole discretion may accelerate the payment of all or any portion of the Supplemental Retirement Benefit or the reduced early Supplemental Retirement Benefit at any time. Any payment accelerated in accordance with this subparagraph 4(c) shall be the actuarial equivalent of the payment being accelerated, as such actuarial equivalent shall be determined by an actuary selected by the Bank.
	  (d)  If payment of a reduced early Supplemental Retirement
Benefit commences pursuant to subparagraph 3(b), and payments are accelerated pursuant to subparagraph 4(c), the reduction described in subparagraph 2(d) shall be applied before any actuarial equivalent is determined under this paragraph 4.

      5.  Payments upon Forsythe's Death
	  ------------------------------
	  (a) Except as provided in subparagraphs 5(b) and (c), if Forsythe shall die before his 65th birthday, no payment shall be due his estate under this Agreement.
	  (b) If Forsythe's death shall occur on or after his 60th birthday, after he has retired but before payment of any Supplemental Retirement Benefit has commenced, Forsythe's surviving spouse shall be paid as a straight life annuity 50 percent of the Supplemental Retirement Benefit for her life commencing within 30 days following

Forsythe's death, calculated in accordance with subparagraph 2(d). Such payments shall be made in increments on a monthly basis, except if the payment has been accelerated.
	  (c) If Forsythe elects early retirement pursuant to subparagraph 2(a)(ii) and he dies before payment of any Supplemental Retirement Benefit has commenced, Forsythe's surviving spouse shall be paid as a straight life annuity 50 percent of such Supplemental
Retirement Benefit for her life commencing within 30 days following Forsythe's death; provided that, however, if Forsythe's spouse fails to survive him, the Bank shall pay 50 percent of such Supplemental
Retirement Benefit to his estate. Such payments shall be made in increments on a monthly basis, except if the payment has been accelerated.
	  (d) Except as otherwise provided in subparagraph 5(c), no payments shall be made under this Agreement if Forsythe dies before payment of any Supplemental Retirement Benefit begins and his spouse fails to survive him.
	  (e) If Forsythe's death shall occur after payment of a Supplemental Retirement Benefit has commenced, Forsythe's surviving spouse or other beneficiaries shall receive payments under this Agreement to the extent provided in paragraph 4.

      6.  Actuarial Assumptions.
	  ---------------------- To the extent interest rate and mortality assumptions are needed to determine an actuarial equivalent amount to be paid under this Agreement, the interest rate and mortality assumptions used to determine "Actuarial Equivalent" benefits under the Qualified Plan (as of the date the amount is to be paid) shall be used to determine the amount to be paid under this Agreement.

      7.  Forfeiture.
	  -----------
	  (a) Notwithstanding any other provision of this Agreement, if Forsythe's employment with the Bank is terminated "for cause," Forsythe and his beneficiaries shall forfeit all rights to any payment under this Agreement.
	  (b) For purposes of this Agreement, termination "for cause" shall mean (i) conviction of robbery, bribery, extortion, embezzlement, fraud, grand larceny, burglary, perjury, income tax evasion, misapplication of bank funds, false statements in violation of 18 U.S.C.
section 1001, and any other felony that is punishable by a term of imprisonment of more than one year or (ii) any breach of the officer's duty of loyalty to the Bank, any acts or omissions in the performance of his Bank duties by the officer not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction in the performance of his Bank duties from which the officer derived an improper personal benefit.

      8.  Powers.
	  ------- The Bank shall have such powers as may be necessary to discharge its duties under this Agreement, including the power to interpret and construe this Agreement and to determine all questions regarding employment, disability status, service, earnings, income and such factual matters as birth and marital status. The Bank's determinations hereunder, shall be conclusive and binding upon the parties hereto and all other persons having or claiming an interest
under this Agreement.   The Bank shall have no power to add to, subtract
from, or modify any of the terms of this Agreement. The Bank's determinations hereunder shall be entitled to deference upon review by any court, agency or other entity empowered to review its decisions, and shall not be overturned or set aside by any court, agency or other entity unless found to be arbitrary, capricious or contrary to law.

      9.  Claims Procedure.
	  -----------------
	  (a) Any claim for benefits by Forsythe or his beneficiaries shall be made in writing to the Bank. In this paragraph, Forsythe and his beneficiaries are referred to herein as "claimants."
	  (b) If the Bank denies a claim in whole or in part, it shall send the claimant a written notice of the denial within 90 days after the date it receives a claim, unless it needs additional time to make its decision. In that case, the Bank may authorize an extension of an additional 90 days if it notifies the claimant of the extension within the initial 90-day period. The extension notice shall state the reasons for the extension and the expected decision date.
	  (c)  A denial notice shall contain:
	       (i) the specific reason or reasons for the denial of the claim;
	      (ii) specific reference to pertinent Agreement provisions upon which the denial is based;
	     (iii) a description of any additional material or information necessary to perfect the claim, with an explanation of why the material or information is necessary; and
	      (iv) an explanation of the review procedures provided below.
	  (d) Within 60 days after the claimant receives a denial notice, he or she may file a request for review with the Bank. Any such request must be made in writing.
	  (e) A claimant who timely requests review shall have the right to review pertinent documents, to submit additional information or written comments, and to be represented.
	  (f) The Bank shall send the claimant a written decision on any request for review within 60 days after the date it receives a request for review, unless an extension of time is needed, due to special circumstances. In that case, the Bank may authorize an extension of an additional 60 days, provided it notifies the claimant of the extension within the initial 60-day period.
	  (g)  The review decision shall contain:
	       (i)  the specific reason or reasons for the decision; and
	      (ii) specific reference to the pertinent Agreement provisions upon which the decision is based.
	  (h) If the Bank does not send the claimant a review decision within the applicable time period, the claim shall be deemed denied on review.
	       (i) The denial notice or, in the case of a timely review, the review decision (including a deemed denial under subparagraph 9(h)) shall be the Bank's final decision.
      10.  Assignment.
	   ----------- Neither Forsythe nor his beneficiaries may transfer his or her right to payments to which he or she is entitled under this Agreement. Except insofar as may otherwise be required by law, any Supplemental Retirement Benefit payable under this Agreement shall not be subject in any manner to alienation by anticipation, sale, transfer, assignment, pledge or encumbrance, nor subject to the debts, contracts, or liabilities of Forsythe or his beneficiaries.

      11.  Continued Employment.
	   --------------------- This Agreement shall not be construed as conferring on Forsythe a right to continued employment with the Bank.
      12.  Funding.
	   --------
	   (a) The Supplemental Retirement Benefit at all times shall be entirely unfunded, and no provision shall at any time be made with respect to segregating any assets of the Bank for payments of any benefits hereunder.
	   (b) Neither Forsythe nor his beneficiaries shall have any interest in any particular assets of the Bank by reason of the right to receive a benefit under this Agreement. Forsythe and his beneficiaries shall have only the rights of general unsecured creditors of the Bank with respect to any rights under this Agreement.
	   (c) Nothing contained in this Agreement shall constitute a guarantee by the Bank or any entity or person that the assets of the Bank will be sufficient to pay any benefit hereunder.
      13.  Withholding.
	   ------------ Any payment made pursuant to this Agreement shall be reduced by federal and state income, FICA or other employee payroll, withholding or other similar taxes the Bank may be required to withhold. In addition, as the Supplemental Retirement Benefit accrues during Forsythe's employment with the Bank, the Bank may withhold from Forsythe's regular compensation from the Bank any FICA or other employee payroll, withholding or other similar taxes the Bank may be required to withhold.

      14.  Successors and Assigns.
	   ----------------------- This Agreement shall be binding upon, and shall inure to the benefit of, the successors and assigns of the Bank.

      15.  Applicable Law.
	   --------------- This Agreement shall be construed and administered in accordance with the laws of the State of New York.

      16.  Amendment.
	   ---------- This Agreement may not be amended, modified or otherwise altered except by written instrument executed by both parties.

      17.  Entire Agreement.
	   ----------------- This Agreement constitutes the entire agreement and understanding of the parties, and supersedes all prior agreements or understandings (whether oral or written) between the parties, relating to deferred compensation and/or supplemental retirement income.

	  The parties hereby execute this Agreement as follows:

			NBT BANCORP INC.


			By:  /s/Everett A. Gilmour
			     --------------------------------

Date: Aug 22, 1995      Its: Chairman of Board
      ------------           --------------------------------


			NBT BANK, NATIONAL ASSOCIATION

			By:  /s/Paul O. Stillman
			     --------------------------------

Date: 8/22/95           Its:  Compensation Committee Chairman
      ------------            -------------------------------

Date: 8/22/95                 /s/Daryl R. Forsythe
      ------------            -------------------------------
				 Daryl R. Forsythe

			       EXHIBIT 10.2
     Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National
	    Association and Daryl R. Forsythe made August 22, 1995

			 DEATH BENEFITS AGREEMENT

      THIS AGREEMENT, made and entered into this 22nd day of August, 1995, by and among NBT Bancorp Inc., a Delaware corporation and registered bank holding company, and NBT Bank, National Association, a national banking association organized under the laws of the United States (hereinafter referred to collectively as the "Bank") and Daryl R. Forsythe, an individual residing at 13 Concord Street, Sidney, New York, NY 13838 (hereinafter referred to as the "Employee").

      WHEREAS, the Bank has retained the Employee as its president and chief executive officer; and

      WHEREAS, the Bank is desirous of retaining the services of the Employee; and

      WHEREAS, the Bank is desirous of assisting the Employee in carrying life insurance on his life; and

      WHEREAS, the Bank has determined that its interests can best be served under a "split-dollar" arrangement; and

      WHEREAS, the Bank and the Employee have applied for Insurance Policy No. 8876212 (the "Policy") issued by the New England Mutual Life Insurance Company ("The New England") in the face amount of $800,000 on the Employee's life; and

      WHEREAS, the Bank and the Employee agree to make said insurance policy subject to this split-dollar agreement; and

      WHEREAS, it is now understood and agreed that this split-dollar agreement is to be effective as of the date on which the Policy was issued by The New England.

      NOW, THEREFORE, for value received and in consideration of the mutual covenants contained herein, the parties agree as follows:

			   ARTICLE I - DEFINITIONS
			   -----------------------

      For purposes of this Agreement, the following terms will have the meanings set forth below:

      1. "Cash Surrender Value of the Policy" will mean the Cash Value of the Policy, plus the cash value of any paid-up additions, plus any dividend accumulations and unpaid dividends, and less any Policy Loan Balance.

      2. "Cash Value of the Policy" will mean the cash value as illustrated in the table of values shown in the Policy.

      3.  "Bank's Interest in the Policy" will be defined in Article VII.

      4. "Current Loan Value of the Policy" will mean the Loan Value of the Policy reduced by any outstanding Policy Loan Balance.

      5. "Loan Value of the Policy" will mean the amount which together with loan interest will equal the Cash Value of the Policy and of any paid-up additions on the next loan interest due date or on the next premium due date, whichever is the smaller amount.

      6. "Policy Loan Balance" at any time will mean policy loans outstanding plus interest accrued to date.

		     ARTICLE II - ALLOCATION OF PREMIUMS
		     -----------------------------------

      The Bank will pay all premiums on the Policy when due.


		   ARTICLE III - WAIVER OF PREMIUMS RIDER
		   --------------------------------------

      The Bank has added a rider to the Policy providing for the waiver of premiums in the event of the Employee's disability. Any additional premium attributable to such rider will be payable by the Bank.

	    ARTICLE IV - OTHER RIDERS AND SUPPLEMENTAL AGREEMENTS
	    -----------------------------------------------------

      Should the parties to this Agreement deem it desirable, the Bank will add to the Policy one or more of such other riders and supplemental agreements which may be available from The New England from time to time. Any additional premium attributable to any such rider or supplemental agreement will be payable by the Bank. Notwithstanding the provisions of Article VIII, any additional death benefits provided by such rider or supplemental agreement will be paid to the Bank, unless otherwise agreed to by the parties at the time of the adoption of the particular rider or supplemental agreement.

		       ARTICLE V - PAYMENT OF PREMIUMS
		       -------------------------------

      Any premium or portion thereof which is payable by the Employee under any Article of this Agreement may at the election of the Employee be deducted from the cash compensation otherwise payable to him, and the Bank agrees to transmit that premium or portion, along with any premium or portion thereof payable by it, to The New England on or before the premium due date.

		ARTICLE VI - APPLICATION OF POLICY DIVIDENDS
		--------------------------------------------

      All dividends attributable to the Policy will be to provide paid-up additional insurance.

		     ARTICLE VII - RIGHTS IN THE POLICY
		     ----------------------------------

      The Employee will have the sole right to designate the beneficiary of the death proceeds of the Policy in excess of the Bank's Interest in the Policy. The Bank will have and may exercise, except as limited hereinafter, all ownership rights in the Policy. The Bank will not surrender the policy for cancellation except upon expiration of the thirty (30) day period described in Article X. The Bank will not without the written consent of the Employee assign its rights in the Policy, other than for the purposes of obtaining a loan against the Policy, to anyone other than the Employee. The Bank will not take any action dealing with The New England that would impair any right or interest of the Employee in the Policy. The Bank will have the right to borrow from The New England and to secure that loan by the Policy, an amount which, together with the unpaid interest accrued thereon, will at no time exceed the lesser of (a) the Bank's Interest in the Policy or (b) the Loan Value of the Policy. "Bank's Interest in the Policy" will mean, at any time at which the value of such interest is to be determined under this Agreement, the Cash Surrender Value of the Policy at such time.

	       ARTICLE VIII - RIGHTS TO THE PROCEEDS AT DEATH
	       ----------------------------------------------

      In the event of the Employee's death while this Agreement is in force, the beneficiary designated by the Employee will receive $600,000 from the Policy proceeds. The Bank will receive the remainder of the Policy proceeds.

		    ARTICLE IX - TERMINATION OF AGREEMENT
		    -------------------------------------

1. This Agreement may be terminated at any time while the Employee is living by written notice thereof by either the Bank or the Employee to the other; and, in any event, this Agreement will terminate upon termination of the Employee's employment.

2. In the event of the Employee's total disability, as defined in the rider, which begins while the Employee is employed, while the rider is in force, and which continues for at least six months, the benefits provided under this Agreement will continue until midnight before the Employee's 65th birthday. If at any time following the initial six month period of disability as defined in the rider The New England stops waiving premiums, then Section 1 of this Article will again be applicable.

		ARTICLE X - EMPLOYEE RIGHTS UPON TERMINATION
		--------------------------------------------

      Upon termination of the Agreement, the Employee will transfer all of his right, title and interest in the Policy to the Bank, by executing such documents as are necessary to transfer such right, title and interest as of the date of termination. The Bank will thereafter be able to deal with the Policy in any way it may see fit.

			ARTICLE XI - PLAN MANAGEMENT
			----------------------------

      For purposes of the Employee Retirement Income Security Act of 1974 ("ERISA"), the Bank will be the "Named Fiduciary" and "Plan Administrator" of the split dollar life insurance plan (the "Plan") for which this Agreement is hereby designated the written plan instrument. The Bank's board of directors may authorize a person or group of persons to fulfill the responsibilities of the Bank as Plan Administrator. The Named Fiduciary or the Plan Administrator may employ others to render advice with regard to its responsibilities under this Plan. The Named Fiduciary may also allocate fiduciary responsibilities to others and may exercise any other powers necessary for the discharge of its duties to the extent not in conflict with ERISA.

		       ARTICLE XII - CLAIMS PROCEDURE
		       ------------------------------

1. Filing Claims: Any insured, beneficiary or other individual (hereinafter "Claimant") entitled to benefits under the Plan or under the Policy will file a claim request with the Plan Administrator with respect to benefits under the Plan with The New England with respect to benefits under the Policy. The Plan Administrator will, upon written request of the Claimant, make available copies of any claim forms or instructions provided by The New England or advise the Claimant where such forms or instructions may be obtained.

2. Notification to Claimant: If a claim is wholly or partially denied, the Plan Administrator will furnish to the Claimant a notice of the decision within ninety (90) days in writing and in a manner calculated to be understood by the Claimant, which notice will contain the following information:

	  (a)      The specific reason or reasons for the denial;
	  (b) Specific reference to pertinent Plan provisions upon which the denial is based;
	  (c) A description of any additional material or information necessary for the Claimant to perfect the claim and an explanation of why such material or information is necessary; and
	  (d) An explanation of the Plan's claims review procedure describing the steps to be taken by a Claimant who wishes to submit his claim for review.

In the case of benefits which are provided under the Policy, the initial decision on the claims will be make by The New England.

3. Review Procedure: A Claimant or his authorized representative may with respect to any denied claim:

	  (a) Request a review upon written application filed within sixty (60) days after receipt by the Claimant of written notice of the denial of his claim;

	  (b)      Review pertinent documents; and
	  (c)      Submit issues and comments in writing.
Any request or submission will be in writing and will be directed to the Named Fiduciary (or its designee). The Named Fiduciary (or its designee) will have the sole responsibility for the review of any denied claim and will take all steps appropriate in the light of its findings.

4. Decision on Review: The Named Fiduciary (or its designee). The Named Fiduciary (or its designee) will render a decision upon review.
If special circumstances (such as the need to hold a hearing or any matter pertaining to the denied claim) warrant additional time, the decision will be rendered as soon as possible, but not later than one hundred twenty (120) days after receipt of the request for review. Written notice of any such extension will be furnished to the Claimant prior to the commencement of the extension. The decision on review will be in writing and will include specific reasons for the decision, written in a manner calculated to be understood by the Claimant, as well as specific references to the pertinent provisions of the Plan on which the decision is based. If the decision on review is not furnished to the Claimant with the time limits prescribed above, the claim will be deemed denied on review.

		    ARTICLE XIII - SATISFACTION OF CLAIM
		    ------------------------------------

      The Employee agrees that his rights and interests, and the rights and interests of any persons taking under or through him, will be completely satisfied upon compliance by the Bank with the provisions of this Agreement.

		   ARTICLE XIV - AMENDMENT AND ASSIGNMENT
		   --------------------------------------

      This Agreement may be altered, amended or modified, including the addition of any extra policy provisions, by a written instrument signed by the Bank and the Employee. Either party may, subject to the limitations of Article VII, assign its interests and obligations under this Agreement, provided, however, that any assignment will be subject to the terms of this Agreement.

		      ARTICLE XV - POSSESSION OF POLICY
		      ---------------------------------

      The Bank will keep possession of the Policy. The Bank agrees from time to time to make the Policy available to the Employee or to The New England for the purpose of endorsing or filing any change of beneficiary on the Policy for that portion of the death proceeds in excess of the Bank's Interest in the Policy as provided in Article VII, but the Policy will promptly be returned to the Bank.

			 ARTICLE XVI - GOVERNING LAW
			 ---------------------------

      This Agreement sets forth the entire agreement of the parties hereto, and any and all prior agreements, to the extent inconsistent herewith, are hereby superseded.

This Agreement will be governed by the laws of the State of New York.

			ARTICLE XVII - INTERPRETATION
			-----------------------------

      Where appropriate in this Agreement, words used in the singular will include the plural and words used in the masculine will include the feminine.

IN WITNESS WHEREOF, the parties have hereunto set their hands and seals, the Bank by its duly authorized officer, on the day and year first written above.

			EMPLOYEE


			/s/Daryl R. Forsythe
			------------------------------(L.S.)
			   Daryl R. Forsythe



			NBT Bancorp Inc.


			/s/Everett A. Gilmour
			------------------------------(L.S.)
			By
			Its Chairman of Board



			NBT Bank, National Association


			/s/Paul O. Stillman
			------------------------------(L.S.)
			By
			Its Compensation Committee Chairman

				      EXHIBIT 10.3
	       NBT Bancorp & Subsidiaries Master Deferred Compensation
		   Plan for Directors, adopted February 11, 1992

			      NBT BANCORP & SUPSIDIARIES
			      --------------------------
		     1992 DEFERRED COMPENSATION PLAN FOR DIRECTORS
		     ---------------------------------------------

	NBT Bancorp Inc. and Subsidiaries ("NBT") Deferred Compensation Plan for Directors ("Plan") is an unfunded deferred compensation plan developed to provide Directors of NBT with the opportunity to defer payment of their director, advisory board, and committee fees in accordance with the provisions of the Plan.

				  ARTICLE I
				  ---------
			      Director's Election
			      -------------------

	Each NBT director may elect on or before December 31st of any year to defer receipt of all or a specified part of the Director's fees earned as a director of NBT for succeeding calendar years. Any person elected to the Board of Directors of NBT, and who was not a Director on the preceding December 31st, may elect, within 30 days of such election, to defer all or a specified part of the fees for the balance of the calendar year (remaining after such election to defer) in which such election occurred and for succeeding calendar years.

	The election of a Director must be in writing and submitted to the Secretary or Treasurer of NBT within the time specified above, and such election to defer fees will continue from year to year unless the Director terminates it by written notice to the Secretary or Treasurer of NBT. The notice of termination of an election will not affect previously deferred fees, and such fees shall be paid out only in accordance with the provisions of the Plan. The election of a Director is automatically terminated at the close of the calendar year in which such Director attains age 72.

				  ARTICLE II
				  ----------
			    Maintenance of Accounts
			    -----------------------

	NBT will maintain a separate memorandum account ("Account") of the fees deferred by each Director and will credit such Account with interest as provided in Article III hereof. NBT will provide each participating Director with a year-end statement of such Director's Account within 45 days after the end of each calendar year.

	This memorandum account shall not be deemed to give the Director any right, title or interest to such account and all deferred fees shall be subject to the provisions of Article VIII.

				  ARTICLE III
				  -----------
			      Interest on Accounts
			      --------------------

	Interest shall be computed monthly, based on the lowest balance in each Director's Account during the month, as if invested at an annual rate equal to the highest annual rate offered by NBT on any customer deposit account in effect on the last day of the preceding calendar year. Such interest shall be credited to the Director's Account as of the last day of each calendar month.

				  ARTICLE IV
				  ----------
			  Distribution of the Accounts
			  ----------------------------

	NBT will distribute the balance in the Account over five (5) annual installments to the Director upon the Director ceasing to be a director of NBT, or, upon the Director's death, to the Beneficiary or Beneficiaries (as designated in Article V hereof) beginning on each January 31st of the first calendar year beginning after the Director terminates his or her directorship, or attains age 72; or if a Director dies before payments have begun under the Plan, NBT shall pay the first installment to the Director's Bendficiary or Beneficiaries on the first January 31st following the date of the Directors death. NBT shall pay each annual installment due thereafter on January 31st of each subsequent year.

	If a Director becomes a proprietor, director, officer, partner, employee, or otherwise becomes affiliated with any business that is in direct competition with NBT, or with any of its affiliates or subsidiaries, as determined by the Board of Directors in its sole discretion, without the written consent of the Board of Directors, the Board of Directors may direct the payment of the entire balance in the Account to such Director in a lump sum.

	The Board of Directors may, in its sole discretion, accelerate payment of all or any portion of a Director's remaining Account under the Plan, if the Board of Directors determines that the Director is in serious financial need or has had encountered some other hardship or disaster providing good and justifiable cause for accelerating such payments.

	The director shall have the option to defer payment of his or her Account distribution for a period of up to five (5) years after termination as a member of the Board of Directors by an election made in writing no later than December 31st of the calendar year prior to termination. Such election may be made only with the written consent to the Board of directors of NBT, which consent shall not be unreasonably withheld. During this additional deferred period, interest shall accrue in accordance with Article III of the Plan.

				   ARTICLE V
				   ---------
			    Designation of Beneficiary
			    --------------------------

	The director may designate a Beneficiary or Beneficiaries by delivering a notice of such designation in writing to the Secretary or Treasurer of NBT, which designation may be changed from time to time by written notice to the Secretary or Treasurer. Upon the death of any Director, the remaining balance of the Director's Account shall be paid to the Beneficiary or Beneficiaries in accordance with the provisions of Article IV hereof. If the designated Beneficiary or Beneficiaries fail to survive the Director, or if a Director fails to designate a Beneficiary, NBT shall pay the balance in the Account to the estate of such Director in a lump sum.

				  ARTICLE VI
				  ----------
			    Inalienability of Benefits
			    --------------------------

	The right of any Director to receive payment from the Account under the provisions of this Plan shall not be subject to alienation or assignment, and if a Director shall attempt to assign, transfer, or dispose of such right, or should such right be subject to attachment, execution, garnishment, sequestration, or other legal, equitable, or other process, it shall pass and be transferred to one or more of such Director's Beneficiaries, spouse, blood relatives, or dependents in such proportions as the Board of Directors may choose; provided, however, that notwithstanding the foregoing, the Board of Directors may revoke or amend its choice of the persons, or the proportions received by such persons, previously chosen by the Board of Directors under this Article VI.

				  ARTICLE VII
				  -----------
			  Amendment or Termination of Plan
			  --------------------------------

	The Board of Directors may at any time amend or terminate this Plan, but no such amendment or termination shall have the effect of reducing the amount in the Account at the time such amendment or termination that any Director is entitled to receive.

				  ARTICLE VIII
				  ------------
				Unsecured Creditor
				------------------

	Nothing contained in this Plan and no action taken pursuant to the provisions of this Plan shall create or be construed to create a trust of any kind, or a fiduciary relationship between NBT and the Director, his or her designated beneficiary or any other person, no shall the Director or any designated beneficiary have any preferred claim on, any title to, or any beneficial interest in, the assets of NBT or the payments deferred hereunder prior to the time such payments are actually paid to the Director pursuant to the terms herein. to the extent that the Director, his or her designated beneficiary or any person acquires a right to receive payments from NBT under this Plan, such right shall be no greater than the right of any unsecured general creditor of NBT.

				  ARTICLE IX
				  ----------
				    Intent
				    ------

	The intent of this Plan is to create a nonqualified, unfunded, deferred compensation plan which will defer the deduction of such compensation for tax purposes by NBT and which will correspondingly defer the recognition of such compensation by the Director until such fees are actually paid. It is therefore intended, and this Plan shall be construed and where necessary modified, so that the Director shall not be deemed to have constructively received such deferred compensation.

				    ARTICLE X
				    ---------
				      Other
				      -----

	This Plan shall be binding upon and inure to the benefit of NBT and any successor of NBT, including any person, firm, corporation, or other business entity which at any time, by merger, consolidation, purchase or otherwise, acquires all or substantially all of the stock, assets or business of NBT, and shall be binding upon the participants, the participant's heirs, executors, administrators, successors and assigns.

	Any action to be taken by the Board of Directors under this Plan may be taken by such Board Executive Committee.

                             EXHIBIT 10.4
      Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National
          Association and Daryl R. Forsythe made as of August 1, 1995

                            NBT Bancorp Inc.
                     NBT Bank, National Association
                          52 South Broad Street
                           Norwich, NY  13815


Date: August 1, 1995

To    Daryl R. Forsythe


RE:   WAGE CONTINUATION PLAN


In consideration of your valuable services, the Board of Directors NBT Bancorp Inc. and NBT Bank, National Association (hereinafter collectively referred to as the "Bank") have approved a Wage
Continuation Plan for you in the event that you are disabled as a result of sickness or injury.

Your Qualified Wage Continuation Plan provides that:

1. During the first three months of disability you will receive 100% of your regular wages, reduced by any benefits you receive from Social Security, Workers Compensation, State Disability Plan, or similar governmental plan or any other program, e.g. group insurance coverage, paid for by the Bank.

2. In addition, in the event that your disability continues beyond three months, your benefit payments shall be $7,000 from policy #191D263410 issued by the New England Mutual Life Insurance Company, which is enclosed with this letter for your safekeeping.

3. 100% of the premium for the policy will be paid by the Bank while you are employed by it and while the Plan is in effect.

4. With regard to the operation and management of the Plan and its assets, the Bank will be responsible and have full discretion; except that the insurance company shall have responsibility with regard to those aspects of the Plan which are governed by the terms of the insurance contract. In accepting the foregoing responsibility, the Bank will serve as the Plan fiduciary and administrator under the terms of the Employee Retirement Income Security Act ("ERISA"), as amended.

5. If a request for benefits is denied, the insurance company will provide you with written notice stating the reasons for denial and an explanation of the procedure by which such may be reviewed. Upon request for such review, you or your representative will be permitted to review pertinent Plan documents and submit issues and comments in writing.

6. If a request for benefits under the insurance contract is denied, you or your representative must contact the insurance company for details and review of such denial.

7. This Plan may be amended or terminated by the Board of Directors of the Bank at any time; any such amendment or termination will be effective as determined by the Board of Directors.

Sincerely,
           /s/Everett A. Gilmour

                            NBT BANCORP INC.
                     NBT BANK, NATIONAL ASSOCIATION
                  WAGE CONTINUATION PLAN FOR EMPLOYEES


                          ENROLLMENT AGREEMENT
                          --------------------

Name                     Daryl R. Forsythe

Social Security Number   ###-##-####

I have read and understand the Summary Plan Description of the NBT Bancorp Inc. and NBT Bank, National Association Wage Continuation Plan (the "Plan"), and agree to be bound by the Plan terms and hereby elect to become a Participant with respect to benefits for which I am eligible thereunder.

I hereby elect (check one)

  X   The maximum insured benefits available to me from the insurer up
----  to the limit specified under the Plan.

----  No insured benefits under the Plan.

I understand that if I have elected not to participate in the insured benefits, the Employer will have no responsibility for the payment of disability insurance premiums on my behalf or to provide equivalent benefits in an other form; but I shall have the right to change this election after one year from the date of my election not to participate and as of the next annual plan entry date, provided that the Plan remains in force and I meet all of the eligibility requirements at that time.

I understand that it is my responsibility to apply for any disability insurance to which I am entitled and to fulfill any additional requirements of the insurer relative to the issuance thereof. I agree that, apart from the obligations of the NBT Bancorp Inc. and NBT Bank, National Association to make premium payments pursuant to the terms of the Plan, neither NBT Bancorp Inc. and NBT Bank, National Association nor any of their shareholders, directors, officers, or employees will have any responsibility with respect to the issuance of my insurance or the payment of any benefits provided by such insurance. I agree that, to the extent that I am responsible for any portion of the premiums for my insurance, such amounts may be withheld from my cash compensation and transmitted directly to the insurer by the NBT Bancorp inc. and NBT Bank, National Association.


Date 8-22-95             Signature /s/Daryl R. Forsythe
     -------                      ---------------------

                               NBT BANCORP INC.

                               By:/s/Everett A. Gilmour
                                  --------------------------------

                               Its:Chairman of Board
                                   -------------------------------

                               NBT BANK, NATIONAL ASSOCIATION


                               By:/s/Paul O. Stillman
                                  --------------------------------

                               Its:Compensation Committee Chairman
                                   -------------------------------

                        SUMMARY PLAN DESCRIPTION
                            NBT BANCORP INC.
                     NBT BANK, NATIONAL ASSOCIATION

                         WAGE CONTINUATION PLAN
                         ----------------------

Name of Plan
------------
The plan will be known as the Wage Continuation Plan.

Plan Year
---------
The Plan Year will be January 1 through December 31, and the records of the Plan are kept on a calendar year basis.

Administrator
-------------
The Plan Administrator is NBT Bancorp Inc. and NBT Bank, National
Association, whose address is 52 South Broad Street, Norwich, NY 13815.

Employer Contributions
----------------------
The Employer will contribute on behalf of each Participant an amount necessary to purchase a policy providing the benefits to which he/she is entitled. The Employer will pay its share of premiums while the Plan is in effect and while the Employee continues as a Participant in the Plan; the Employer will have no obligation to pay any premiums after a Participant ceases active full-time employment with the Bank.

Definitions
-----------
1.    The effective date of the Plan is August 1, 1995.

2. "Waiting Period" is the later of six months following the date of full-time employment or the Effective Date.

3. The "Entry Date" is the date following the Waiting Period upon which a Policy is issued for a plan Participant. If an Employee elects not to participate in the Plan, he/she must wait one full year after the date of his/her election not to participate before being eligible to participate in the Plan.

4.    The "Employer" is NBT Bancorp Inc. or NBT Bank, National
Association, or any successor thereto and any other corporation, business association, or proprietorship which shall assume in writing the obligations of the Plan.

5. "Employee" is a person regularly employed by the Employer, excluding such persons who are customarily employed for not more than twenty (20) hours in any one week or for not more than five (5) months in any calendar year.

6. "Participant" means an Employee who has a Policy issued and in force on his/her life by the Insurer under the terms of the Plan.

7. "Compensation" means as of his/her Entry Date in the Plan the Employee's annual base rate of salary or wage, plus any bonuses, commissions, and overtime payments.

8. "Insurer" means the New England Mutual Life Insurance Company or any other company which shall issue a Policy as defined in the Plan.

9.    "Policy" means an individual Guaranteed Renewable or Non-
Cancelable Disability Income contract issued by the Insurer.

10. "Commencement Date" is the day when benefits begin during a continuous period of disability.

11.   "Qualification Period" is the number of days that Total
Disability, as defined in the Policy, must continue before Residual Partial Disability Benefits, as defined in the Policy, can be payable.

12. "Maximum Benefit Period" is the longest period of time for which the New England Mutual Life Insurance Company will pay benefits during any period of continuous disability as defined in the Policy.

13.   "Disability" has the meanings contained in the Policy.

14. "Full-time Employment" has the same definition as used for the Employer's qualified pension plan.


Benefits
--------
The Commencement Date, Qualification Period, Maximum Benefit Period, Total Disability Benefit and Residual Disability Benefit are described in detail on the definitions page of the Policy or Policies delivered as part of this Plan. For exact details of these and other provisions, refer to your Policy(ies).

Satisfactory Health Requirements
--------------------------------
Participation in this Plan requires evidence of insurability as determined by the Insurer. Employees who do not satisfy all requirements of the Insurer may be issued limited coverage, if available, in lieu of complete exclusion from the Plan. An otherwise eligible Employee who does not meet the Insurer's requirements for a Policy will not be a Participant in this Plan.

The Employer will pay its share of premiums while the Plan is in effect and while the Employee continues as a Participant in the Plan; the Employer will have no obligation to pay any premiums after a Participant ceases active full-time employment with the Bank.

Ownership of Policies
---------------------
Each Participant will be the applicant, owner and holder of his/her Policy. As the insured-owner, he/she is responsible for submitting any claims directly to the Insurer and will receive claim payments directly from the Insurer. The Employer is in no way responsible for the processing of claims or the payment thereof, and the determination of claim payments rests solely and wholly with the Insurer. The insured-owner may request the Employer to withhold income tax from sick pay payments. Should such a request be made, the Insurer is required to deduct and withhold the appropriate amount from claim payments. The Employer will furnish the insured-owner with the necessary forms for income tax purposes.

Policy Continuation
-------------------
When a Participant ceases active full-time employment with the Bank, he/she has the right as policy-owner to assume premium payments for his/her Policy and maintain it in force subject to the terms of the Policy.

Termination of Employment and/or Plan
-------------------------------------
In the event of termination of employment of a Participant, the Employer will reduce the total premium for the Plan by the amount of the terminated Participant's premium and inform the Insurer of such termination.

The Employer may terminate this Wage Continuation Plan by an express declaration in writing and by notifying the Insurer and each Participant of such action. At termination each Participant may assume payment of premiums for his/her Policy.

Miscellaneous
-------------
The terms of the Plan anticipate addition of new Participants and changes in coverage for existing Participants from time to time. However, the Employer is in no way obligated to provide benefits for any Employee or for which an Employee may have become eligible but for which no Policy has been issued.

The Employer's liability for wage continuation payments is discharged by the payment of premiums for each Individual Policy. Failure of the Insurer to approve or otherwise honor claim for payment will in no way obligate the Employer.

How To Make Inquiries, Transactions, and Claims for Benefits Under Plan
-----------------------------------------------------------------------
Any inquiry, transaction, or claim for benefits under the Plan must be made by addressing in writing the Plan Administrator who will also serve as Agent for Service of Process.

If a claim for benefits by any Participant is denied in whole or in part, then the New England Mutual Life Insurance Company of Boston, Massachusetts, will set forth in writing the specific reasons for such denial.

Further Information
-------------------
This is a brief summary of benefits available. Complete terms and conditions governing the Plan are set forth in the Policies underwritten by the New England Mutual Life Insurance Company of
Boston, Massachusetts.

In the event of conflict between this summary and the Policies, the Policies are the controlling documents.

If you have any questions, you may write to the Plan Administrator named above, at the above address.
                                      -4-

                               EXHIBIT 27
                        Financial Data Schedule