Form 10-K405
period 1995-12-31
NBT BANCORP INC
filed 1996-03-26
CIK 790359

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995.
                                         OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _______ to _______ .

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

As of February 29, 1996, there were 8,442,314 shares outstanding, including 178,447 shares held in the treasury, of the Registrant's common stock, No Par, Stated Value $1.00; of which 8,014,474 common shares having a market value of $128,231,584 were held by nonaffiliates of the Registrant. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

                 Documents Incorporated by Reference:
  - Portions of the NBT BANCORP INC. 1995 Annual Report are incorporated by reference into Parts I and II of this FORM 10-K as detailed therein.
  - Portions of the Proxy Statement of NBT BANCORP INC. dated March 18, 1996 for the Annual Meeting of Stockholders to be held on April 20, 1996 are incorporated by reference into Part III of this FORM 10-K as detailed therein.

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

PART IV

Item 14.    Exhibits, Financial Statement Schedules and
             Reports on FORM 8-K

PART I
Item  1 -- Description of Business

NBT BANCORP INC. (Registrant) is a bank holding company formed in May 1986, under the laws of the State of Delaware. Its only subsidiary is NBT Bank, National Association (Bank), formerly The National Bank and Trust Company. The Bank serves an eight county area in central and northern New York State through thirty-six community banking offices. A full-service commercial bank, it provides a broad range of financial products, including demand and time deposits, mortgage, consumer, commercial and agricultural loans, and trust services. The Bank also operates free standing automated banking units.

Eleven of the Bank's full-service community banking offices, including the main office, are located in Chenango County, six in Delaware County, five in Oneida County, four in Broome County, three each in Fulton, Essex, and Clinton Counties and one in Tioga County. Within these counties, the Bank encounters intense competition in its banking business from several other financial institutions offering comparable products. These competitors include other commercial banks (both locally-based independent banks and local offices of major New York State metropolitan-based banks), as well as mutual and stock savings banks, savings and loan associations and credit unions. The Bank also experiences competition in marketing many of its services from nonbanking institutions such as insurance companies, brokerage firms and pension plans, as well as money market fund groups, governmental lending agencies, finance companies, mortgage companies, and others.
In addition, commercial banks face competition in acquiring quality assets due to the increase in commercial paper and long-term debt issued by industrial companies and the increased lending powers granted to and employed by thrift institutions and credit unions. Commercial banks also face competition in attracting deposits at reasonable prices due to the activities of money market funds, increased activities of non-bank deposit takers such as brokerage firms, and increased availability of demand deposit type accounts at thrift institutions and credit unions. Unlike the Bank, many of these competitors are not subject to regulation as extensive as that of the Bank; or are not subject to corporate taxation, in particular credit unions; and as a result may have a competitive advantage in some respects.

In establishing competitive prices and levels of service, the Bank monitors competitive conditions which have their origins in the New York City money center banks. Many of these financial institutions market services within the service area of the Bank or otherwise influence the level of competition in the eight county service area.

There have been significant changes in the banking industry in recent years which have increased competition. Much of the change has been brought about by federal legislation intended to deregulate the industry; significant changes in the industry may continue. Bills are now pending or expected to be introduced in the United States Congress that contain proposals for altering the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted, these bills could increase or decrease the cost of doing business, limit or expand permissible activities, including activities in the insurance and securities fields, or affect the competitive balance among financial institutions. Some of these bills would broaden the powers of bank holding companies, regulate banks' sales of investment products such as mutual fund shares, and realign the structure and jurisdiction of various financial institution regulatory agencies. In addition, other types of financial institutions, including mutual funds, securities brokerage firms, insurance companies and investment banking firms have been given, and may continue to be given, powers to engage in activities which generally have been engaged in only by banks. Such changes would tend to place the Bank in more direct competition with other banks and financial institutions.

The Registrant, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (Act), and is subject to the supervision of the Board of Governors of the Federal Reserve System
(FRB). Generally, the Act limits the business of bank holding companies to banking, or managing or controlling banks, performing certain servicing for subsidiaries, and engaging in such other activities as the FRB may determine to be so closely related to banking as to be a proper incident thereto. The Registrant is a legal entity separate and distinct from the Bank. The principal source of the Registrant's income is the Bank's earnings, and the principal source of its cash flow is dividends from the Bank. Federal laws impose limitations on the ability of the Bank to pay dividends as discussed in the Notes to Consolidated Financial Statements. FRB policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital tiers for financial institutions: well capitalized, adequately capitalized, significantly undercapitalized and critically undercapitalized.

Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be: well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. At December 31, 1995, the Registrant and the Bank fell into the well capitalized category based on the ratios and guidelines noted above.

The appropriate Federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category, but not treat a significantly undercapitalized institution as critically undercapitalized, based on supervisory information other than the capital levels of the institution. The statute provides that an institution may be reclassified if the appropriate Federal banking agency determines, after notice and opportunity for hearing, that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.

Various other legislation, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress. During 1995, the federal banking agencies and Congress have focused attention on matters that include risk management and internal controls related to derivative activity; measurement of exposure to interest rate risk; lifeline banking; sales of mutual fund shares and other nondeposit, uninsured products; the scope of insurance-agency activities that should be allowed to be conducted by banks; merger of the Bank and Savings Association Insurance Funds; elimination or revision of the features of the specialized savings association charter; Federal Home Loan Bank system reform; reform of the Community Reinvestment Act and fair lending law enforcement. Whether and in what form any such legislative and regulatory initiatives might be adopted cannot be predicted; therefore the Registrant cannot determine the ultimate effect that any potential legislation or regulatory changes, if enacted, would have upon its financial condition or operations.

The Act requires prior approval of the FRB of the acquisition by the Registrant of more than 5 percent of the voting shares of any bank or any other bank holding company. Subject to certain limits, the Act allows adequately capitalized and adequately managed bank holding companies to acquire control of banks in any state. An interstate acquisition may not be approved, however, if immediately before the acquisition the acquirer controls an FDIC-insured institution or branch in the state of the institution to be acquired, and if immediately following the acquisition the acquirer would control 30 percent or more of the total FDIC-insured deposits in that state; but a state may waive the 30-percent limitation by statute, regulation, or order, or by certain nondiscriminatory administrative approvals.

Beginning on June 1, 1997, and earlier if expressly permitted by a nondiscriminatory state law, an adequately capitalized and adequately managed bank may apply for permission to merge with an out-of-state bank and convert all branches of both parties into branches of a single bank. States retain the authority to prohibit such mergers if between September 29, 1994 and June 1, 1997 they enact a statute expressly prohibiting them and that statute applies equally to all out-of-state banks. Banks are also permitted to open newly established branches in any state that expressly permits all out-of-state banks to open newly established branches, if the law applies equally to all banks.

The Bank is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency (OCC), whose regulations are intended primarily for the protection of the Bank's depositors and customers rather than holders of the Registrant's securities. The Bank is subject to extensive federal statutes and regulations that significantly affect its business and activities. The Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. The Bank is also subject to periodic examinations by the OCC to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, and other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Legislation adopted in 1994 gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings, and stock valuation. Regulatory authorities have broad authority to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

The deposits of the Bank are insured, up to applicable limits, by the Federal Deposit Insurance Corporation, (FDIC); the Bank is therefore subject to the regulations of the FDIC. Congress adopted legislation in 1991 to permit the FDIC to increase deposit insurance assessment rates for insured banks and to levy emergency special assessments against insured institutions. In response, the FDIC adopted a premium schedule under which the actual assessment rate for a particular institution depends in part upon the risk classification the FDIC assigns to that institution. The FDIC may raise an institution's insurance premiums or terminate insurance altogether upon a finding that the institution has engaged in unsafe and unsound practices. The United States Congress may consider further measures to strengthen the Savings Association Insurance Fund administered by the FDIC which generally insures the deposits of savings associations, or to merge the Savings Association Insurance Fund with the Bank Insurance Fund which generally insures the deposits of banks, or to defray the costs of FDIC operations, or for other purposes. Implementation of such measures may change assessment rates, give rise to one-time assessments against savings associations, or modify the extent or nature of insurance coverage.

At March 1, 1996 the Registrant had 457 full-time and 123 part-time employees.

Statistical Disclosure by Bank Holding Companies

I. Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

      Information required by this section of Securities Act Industry Guide 3, or Exchange Act Industry Guide 3, (Guide 3) is presented in the Registrant's 1995 Annual Report in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 38 and 39 in the table of Average Balances, Net Interest Income, Yields and Rates and on page 28 in the table of Changes in Taxable Equivalent Net Interest Income - Rate/Volume Analysis which portions are incorporated herein by reference.

II.   Securities Portfolio

  A.  Book Value of Securities

      Information required by this section of Guide 3 is presented in the Registrant's 1995 Annual Report in Notes to Consolidated Financial Statements on page 17 in the Tables of the amortized costs and estimated fair market values of the components of the securities held to maturity and securities available for sale portfolios at December 31, 1995 and 1994, which portions are incorporated herein by reference.

      Presented below are the amortized costs and estimated fair market values of the components of the securities held to maturity and securities available for sale portfolios at December 31, 1993.

                                                    Securities
                                   Available for Sale         Held to Maturity
---------------------------------------------------------------------------------
                                 Amortized       Market    Amortized       Market
December 31, 1993                     Cost        Value         Cost        Value
---------------------------------------------------------------------------------
(in thousands)
U.S. Treasury                     $ 66,226     $ 67,648     $ 66,458     $ 69,354
States and Political
 Subdivisions                        1,030        1,024       25,770       25,770
Mortgage-backed                    138,330      138,120        9,937       10,014
Other Securities                     2,780        2,895        5,912        5,911
---------------------------------------------------------------------------------
Total                             $208,366     $209,687     $108,077     $111,049
---------------------------------------------------------------------------------

  B.  Maturity Distribution of Investment Securities

      Information required by this section of Guide 3 is presented in the Registrant's 1995 Annual Report in Notes to Consolidated Financial Statements on page 17 in the Table of Remaining maturities of securities at December 31, 1995, which portions are herein incorporated by reference.

  C.  Investment Concentrations and Risk Characteristics

      Information required by this section of Guide 3 is presented in the Registrant's 1995 Annual Report in Management's Discussion and Analysis on page 34, in the discussion related to Securities, which portions are incorporated herein by reference.

III.  Loan Portfolio

  A.  Composition of Loan Portfolio

      Information required by this section of Guide 3 is presented in the Registrant's 1995 Annual Report in Management's Discussion and Analysis on page 33 in the table of Composition of Loan Portfolio, which portions are incorporated herein by reference.

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


  B.  Maturities and Sensitivities of Loans to Changes in Interest
      Rates

      Information required by this section of Guide 3 is presented in the Registrant's 1995 Annual Report in Management's Discussion and Analysis on page 34 in the table of Maturities and Sensitivities of Loans to Changes in Interest Rates, which portions are incorporated herein by reference.

  C.1.Risk Elements

      Information required by this section of Guide 3 is presented in the Registrant's 1995 Annual Report Management's Discussion and Analysis on page 31 in the tables of Nonperforming Assets and Risk Elements and Non-accrual and Impaired Loans Interest Income, which portions are incorporated herein by reference.

  C.2.Potential Problem Loans

      Information required by this section of Guide 3 is presented in the Registrant's 1995 Annual Report Management's Discussion and Analysis on page 30, in the discussion related to Asset Quality, which portions are incorporated herein by reference.

  C.3.Foreign Outstandings

      The Bank customarily does not make loans to foreign companies and, at December 31, 1995, 1994 and 1993, there were no foreign loans outstanding.

  C.4.Loan Concentrations

      Information required by this section of Guide 3 is presented in the Registrant's 1995 Annual Report Management's Discussion and Analysis on page 30, in the discussion related to Asset Quality, which portions are incorporated herein by reference.

IV.   Summary of Loan Loss Experience

  A.  Analysis of the Allowance for Loan Losses

      Information required by this section of Guide 3 is presented in the Registrant's 1995 Annual Report Management's Discussion and Analysis on page 29 in the table of Allowance for Loan Losses and in the discussion related to the Allowance and Provision for Loan Losses as well as on page 30, in the discussion related to Asset Quality, which portions are incorporated herein by reference.

  B.  Allocation of the Allowance for Loan Losses

      Information required by this section of Guide 3 is presented in the Registrant's 1995 Annual Report Management's Discussion and Analysis on page 30 in the table of Allocation of the Allowance for Loan Losses, which portions are incorporated herein by reference.

V.    Deposits

      Information required by this section of Guide 3 is presented in the Registrant's 1995 Annual Report Management's Discussion and Analysis on pages 38 and 39 in the table of Average Balances, Net Interest Income, Yields and Rates and on page 19 in the table setting forth the maturity distribution of time certificates of deposits of $100,000 or more, which portions are incorporated herein by reference.

VI.   Return on Equity and Assets

      Information required by this section of Guide 3 is presented in the Registrant's 1995 Annual Report on page 26 in the table, Five Year Summary of Selected Financial Data, which portions are incorporated herein by reference.

VII.  Short-Term Borrowings

      Information required by this section of Guide 3 is presented in the Registrant's 1995 Annual Report in Notes to Consolidated Financial Statements, on page 19 in the table of details of short-term borrowings, which portions are incorporated herein by reference.

Item 2 -- Properties

The Bank operates the following community banking offices:
                                                                         Date          Square
Name of Office     Location                                 County       Established   Footage

Home Office        52 S. Broad St., Norwich, NY             Chenango     07-15-1856     77,000
Afton              Main St., Afton, NY                      Chenango     09-01-1962      2,779
Bainbridge         9 N. Main St., Bainbridge, NY            Chenango     12-07-1938      4,897
Deposit            105 Front St., Deposit, NY               Broome       02-12-1971      3,550
Earlville          2 S. Main St., Earlville, NY             Chenango     08-07-1937      1,222
Grand Gorge        Rts. 23 & 30, Grand Gorge, NY            Delaware     11-01-1957      3,000
Margaretville      Main St., Margaretville, NY              Delaware     09-03-1963      3,152
New Berlin         2 S. Main St., New Berlin, NY            Chenango     12-21-1946      2,195
Sherburne          30 N. Main St., Sherburne, NY            Chenango     08-07-1937      3,393
Otselic Valley     Rt. 26, DeRuyter Rd.,S. Otselic, NY      Chenango     10-01-1945      1,326
North Plaza        Rts. 12 & 320, Norwich, NY               Chenango     10-15-1986      1,849
South Plaza        Rt. 12 S., Norwich, NY                   Chenango     08-20-1986      1,200
Newark Valley      2 N. Main St., Newark Valley, NY         Tioga        10-01-1973      3,893
Maine              67 Main St., Maine NY                    Broome       10-01-1973      1,458
Hobart             Maple Ave., Hobart, NY                   Delaware     06-28-1974      2,308
Sidney             13 Division St., Sidney, NY              Delaware     12-31-1978      3,500
Oxford             State St., Oxford, NY                    Chenango     08-01-1984      3,559
Greene             80 S. Chenango St., Greene, NY           Chenango     12-15-1986      3,200
Hancock            1 E. Main St., Hancock, NY               Delaware     10-01-1989      7,500
Hamden             Rt. 10 Box 144, Hamden, NY               Delaware     10-01-1989      1,250
Arterial Plaza     Second Ave. Ext., Gloversville, NY       Fulton       10-01-1989      4,263
Northville         N. Main St., Northville, NY              Fulton       10-01-1989      3,000
Vail Mills         Rt. 30, Vail Mills, NY                   Fulton       10-01-1989      1,000
Clinton            West Park Row, Clinton, NY               Oneida       10-01-1989      7,960
Sangertown         8549 Seneca Turnpike, New Hartford, NY   Oneida       12-16-1995      4,179
Rome               Westgate Plaza, Rome, NY                 Oneida       10-01-1989      1,950
Lake Placid        81 Main St., Lake Placid, NY             Essex        10-01-1989      8,500
Cold Brook Plaza   Cold Brook Plaza, Lake Placid, NY        Essex        10-01-1989      1,300
Saranac Lake       Lake Flower Ave., Saranac Lake, NY       Essex        10-01-1989      2,400
Binghamton         1250 Front St., Binghamton, NY           Broome       03-29-1993      1,900
Plattsburgh        30 Brinkerhoff St., Plattsburgh, NY      Clinton      05-28-1993      4,396
Plattsburgh North  Rt. 9, Plattsburgh, NY                   Clinton      08-28-1993      3,000
Ellenburg Depot    Rt.11, Main St., Ellenburg Depot, NY     Clinton      08-28-1993      2,346
Vestal             450 Plaza Drive, Vestal, NY              Broome       02-01-1994      1,250
Utica Business Pk  555 French Road, New Hartford, NY        Oneida       10-01-1994      3,396
Utica Downtown     162 Genesee St., Utica, NY               Oneida       12-16-1995      4,350

The Vestal office was closed January 31, 1996. The Otselic Valley, Binghamton, Vestal, Vail Mills,
Plattsburgh North, Rome, Utica Business Park and Utica Offices are leased.  All other banking premises are owned by the Bank. The Bank also has free-standing automated banking units.

Item  3 -- Legal Proceedings

The Registrant and its principal subsidiary, NBT Bank, National Association (collectively NBT), initiated a suit in the Supreme Court of the State of New York, Chenango County, on October 28, 1988 against Fleet/Norstar Financial Group, Inc., Fleet/Norstar New York, Inc., and Norstar Bank of Upstate N.Y. (collectively NORSTAR) for tortious interference with NBT's contract rights and prospective business relationship with Central National Bank, Canajoharie, New York. NBT is seeking damages from NORSTAR for lost profits and special and punitive damages. On June 20, 1989, the Court dismissed all three counts of the complaint for failure to state a cause for action. On March 29, 1990 the Appellate Division of the Supreme Court of New York reversed the trial court's dismissal of NBT's third cause of action for tortious interference with prospective business relations and affirmed the dismissal of NBT's first two causes of action. The New York Court of Appeals denied NBT's petition for review of the dismissal of the first two causes of action on the ground that the order appealed from did not finally determine the action. NBT's motion for reargument of its petition for review was also denied and NBT's third cause of action was remanded to the trial court. On March 9, 1994, NBT filed with the trial court a Note of Issue indicating the amount demanded as $74,212,288.
On July 27, 1994, the trial court granted NORSTAR's motion for summary judgment as to the third cause of action, and on May 25, 1995 the Appellate Division affirmed the order of the Supreme Court. NBT's motion for permission to appeal to the New York Court of Appeals was granted on September 26, 1995.

Item  4 -- Submission of Matters to a Vote of Security Holders

This item is omitted since no matters were submitted for security holder vote during the fourth quarter of 1995.

PART II
Item  5 -- Market for Registrant's Common Stock and Related Stockholder
Matters

Incorporated by reference is the table of Quarterly Common Stock and Dividend Information on page 35, the Stock Information on the inside of the front cover flap, and the discussion related to Stockholders Equity on page 22 of the Notes to Consolidated Financial Statements of the Registrant's 1995 Annual Report.

Item 6 -- Selected Financial Data

Incorporated by reference is the Registrant's 1995 Annual Report table of Five Year Summary of Selected Financial Data, Page 26.

Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference is the Registrant's 1995 Annual Report
Management's Discussion and Analysis of Financial Condition and Results of Operations, Pages 27-40.

Item  8 -- Financial Statements and Supplementary Data

Incorporated by reference are the following sections of the Registrant's 1995 Annual Report:
  Independent Auditors' Report, Page 10.
  Consolidated Balance Sheets as of December 31, 1995 and 1994, Page
   11.
  Consolidated Statements of Income for the years ended December 31,
   1995, 1994 and 1993, Page 12.
  Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1995, 1994 and 1993, Page 13.
  Consolidated Statements of Cash Flows for the years ended December
   31, 1995, 1994 and 1993, Page 14.
  Notes to Consolidated Financial Statements at December 31, 1995 and for the three years then ended, Pages 15-25.

Supplementary data is incorporated by reference from the Registrant's 1995 Annual Report page 40, Selected Quarterly Financial Data
(Unaudited).

Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

This item is omitted since it is not applicable.

PART III
Item 10 -- Directors and Executive Officers of the Registrant

Incorporated by reference are the following sections of the Registrant's 1996 Proxy Statement Proposal Number 1:
  Election of Directors
  Executive Officers of NBT BANCORP INC. Other than Directors who are
   Officers
  Board Meetings and Committees of the Board

PART III (continued)
Item 11 -- Executive Compensation

Incorporated by reference are the following sections of the Registrant's 1996 Proxy Statement Proposal Number 1:
  Compensation of Directors and Officers
   Board of Directors Fees
   Executive Compensation
   Option Grants Information
   Aggregate Option Exercises In Last Fiscal Year and Fiscal Year End
    Option Values
   Retirement Plan
   Employment Contracts and Termination of Employment
    Change-In-Control Agreements
    Supplemental Retirements Benefits
    Daryl R. Forsythe Employment
  Compensation Committee Interlocks and Insider Participation
  Related Party Transactions
  Employees' Stock Ownership Plan
  401(k) Plan
  Stock Option Plan
  Executive Incentive Compensation Plan
  Personal Benefits

Item 12 -- Security Ownership of Certain Beneficial Owners and
Management

Incorporated by reference are the following sections of the Registrant's 1996 Proxy Statement:
Principal Beneficial Owners Of Common Stock
PROPOSAL NUMBER 1:
  Election Of Directors
  Executive Officers of NBT BANCORP INC. other than Directors who are
   Officers

Item 13 -- Certain Relationships and Related Transactions

Incorporated by reference is the section of the Registrant's 1996 Proxy
Statement:

PROPOSAL NUMBER 1:
  Related Party Transactions

Reference is also made to the Registrant's 1995 Annual Report Notes to Consolidated Financial Statements, page 18 -- Related Party
Transactions, incorporated by reference into Part II, Item 8 of this FORM 10-K.

PART IV
Item 14 -- Exhibits, Financial Statement Schedules and Reports on FORM
           8-K

Item 14(a)(1)

The consolidated financial statements of NBT BANCORP INC. and Subsidiary at December 31, 1995 and for each of years in the three year period ended are incorporated by reference into Part II, Item 8 of this FORM 10-K.

  Independent Auditors' Report
  Consolidated Balance Sheets as of December 31, 1995 and 1994. Consolidated Statements of Income for the years ended December 31,
    1995, 1994 and 1993.
  Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1995, 1994 and 1993.
  Consolidated Statements of Cash Flows for the years ended December
    31, 1995, 1994 and 1993.
  Notes to Consolidated Financial Statements at December 31, 1995 and for the three years then ended.

Item 14(a)(2)

Financial statement schedules are omitted from this FORM 10-K since the required information is not applicable.

Item 14(a)(3) -- Exhibit Index

An exhibits index follows the signature page to this FORM 10-K.

Item 14(b) -- Reports on FORM 8-K

The Registrant filed one report on FORM 8-K during the quarter ended December 31, 1995.

FORM 8-K dated November 22, 1995, filed with the Commission on November 22, 1995, describes the Registrant's cash and stock dividend payable on December 15, 1995 to Stockholders of record on December 1, 1995 and the Board of Directors authorization of the repurchase of up to 500,000 shares, approximately 6% of the Registrant's common stock.

The repurchased shares may be reissued in the future in connection with the Registrant's Dividend Reinvestment Plan, Employee Stock Ownership Plan, 401(k) Plan, to satisfy the exercise of outstanding stock options, for other corporate purposes, or held indefinitely in the treasury or retired. Based on current market conditions, the stock repurchase program is expected to be completed within the next twelve months. The repurchases of common stock will be made from time-to-time in the open market in accordance with market conditions.

Item 14(c) -- Exhibits

Refer to Item 14(a)(3) above.

Item 14(d) -- Financial Statement Schedules

Refer to Item 14(a)(2) above.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this twelfth day of March, 1996.

                           NBT BANCORP INC.
                             (Registrant)


                                  By:
                         /s/ DARYL R. FORSYTHE
                         ---------------------
                     Daryl R. Forsythe, President
                      and Chief Executive Officer


                         /s/ Joe C. Minor
                         ----------------
                     Joe C. Minor, Vice President
                          Treasurer and Chief
                           Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


/s/ DARYL R. FORSYTHE                                 March 12, 1996
-----------------------------                         --------------
Daryl R. Forsythe, Director                           DATE

/s/ EVERETT A. GILMOUR                                March 12, 1996
-----------------------------                         --------------
Everett A. Gilmour, Director                          DATE

/s/ PETER B. GREGORY                                  March 12, 1996
-----------------------------                         --------------
Peter B. Gregory, Director                            DATE

/s/ANDREW S. KOWALCZYK                                March 12, 1996
-----------------------------                         --------------
Andrew S. Kowalczyk, Director                         DATE

/s/JOHN C. MITCHELL                                   March 12, 1996
-----------------------------                         --------------
John C. Mitchell, Director                            DATE

                                                      March 12, 1996
-----------------------------                         --------------
Paul O. Stillman, Director                            DATE

                                  EXHIBIT INDEX

The following documents are attached as Exhibits to this FORM 10-K or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page number or exhibit cross-reference to the prior filings of the Registrant with the Commission.

FORM
10-K                                                               Exhibit
Exhibit                                                            Cross
Number                                                             Reference

 3.1    Certificate of Incorporation of NBT BANCORP INC., as        *
         Amended through April 22, 1995.
          FORM 10-Q for the quarterly period ended June 30,
           1995, filed August 14, 1995 -- Exhibit 3.1.
 3.2    By-laws of NBT BANCORP INC., as amended and restated        *
         through November 15, 1995.
          FORM 10-K for the year ended December 31, 1994, filed
           March 31, 1995 -- Exhibit 3.3.
10.1    NBT BANCORP INC. Employee Stock Ownership Plan Amended      *
         and restated as of January 1, 1989, including amendments
         adopted through December 31, 1994.
          FORM 10-K for the year ended December 31, 1994, filed
           March 31, 1995 -- Exhibit 10.1.
10.2    NBT BANCORP INC. Employee Stock Ownership Plan              Herein
         Amendment #1 dated November 13, 1995.
          Document is attached as 10.2.
10.3    NBT BANCORP INC. Defined Benefit Pension Plan Amended and   *
         restated as of October 1, 1989, including Amendments
         adopted through December 31, 1994.
          FORM 10-K for the year ended December 31, 1994, filed
           March 31, 1995 -- Exhibit 10.2.
10.4    Amendment #1 dated February 21, 1995 to NBT BANCORP INC.    *
         Defined Benefit Pension Plan Amended and restated as of
         October 1, 1989, including Amendments adopted through
         December 31, 1994.
          FORM 10-Q for the quarterly period ended June 30, 1995,
           filed August 7, 1995 -- Exhibit 10.1.
10.5    Amendment #2 dated May 23, 1995 to NBT BANCORP INC.         *
         Defined Benefit Pension Plan Amended and restated as of
         October 1, 1989, including Amendments adopted through
         December 31, 1994.
          FORM 10-Q for the quarterly period ended June 30, 1995,
           filed August 14, 1995 -- Exhibit 10.2.
10.6    NBT BANCORP INC. Defined Benefit Pension Plan Amendment     Herein
         #3 dated November 13, 1995.
          Document is attached as Exhibit 10.6.
10.7    NBT BANCORP INC. Defined Benefit Pension Plan Amendment     Herein
         #4 dated January 22, 1996.
          Document is attached as Exhibit 10.7.
10.8    NBT Bancorp 401(k) Retirement Plan Adoption Agreement.      *
         FORM 10-Q for the quarterly period ended September 30,
           1994 -- Exhibit 10.2.

                         EXHIBIT INDEX (continued)
FORM
10-K                                                               Exhibit
Exhibit                                                            Cross
Number                                                             Reference

10.9    Amendment dated November 11, 1994 to the Scudder prototype  *
         401(k) Plan adopted as the NBT Bancorp Inc. 401(k)
         Retirement Plan.
          FORM 10-Q for the quarterly period ended June 30, 1995,
           filed August 14, 1995 -- Exhibit 10.3.
10.10   Amendment dated November 15, 1994 to the 401(k) Plan        *
         Adoption Agreement for the NBT Bancorp Inc. 401(k)
         Retirement Plan.
          FORM 10-Q for the quarterly period ended June 30, 1995,
           filed August 14, 1995 -- Exhibit 10.4.
10.11   Amendment #1 dated February 21, 1995 to the NBT Bancorp     *
         Inc. 401(k) Retirement Plan.
          FORM 10-Q for the quarterly period ended June 30, 1995,
           filed August 14, 1995 -- Exhibit 10.5.
10.12   NBT BANCORP INC. 401(k) Plan Adoption Agreement             Herein
         Amendment dated November 13, 1995.
          Document is attached as 10.12.
10.13   NBT BANCORP INC. Stock Option Plan dated November 26,       *
         1986, as amended through February 16, 1993.
          FORM 10-K for the year ended December 31, 1992, filed
          March 31, 1993 -- Exhibit 10.17.
10.14   Amendment dated April 24, 1993 to the NBT BANCORP INC.      *
         Stock Option Plan dated November 26, 1986, as amended
         through February 16, 1993.
          Proxy Statement dated March 15, 1993 for the annual
           meeting to be held April 24, 1993, filed March 23,
           1993 -- Annex A NBT BANCORP INC. 1993 Stock Option
           Plan, Paragraph 22.
10.15   NBT BANCORP INC. 1993 Stock Option Plan.                    *
         Proxy Statement dated March 15, 1993 for the annual
          meeting to be held April 24, 1993, filed March 23,
          1993 -- Annex A.
10.16   NBT BANCORP INC. 1996 Executive Incentive Compensation      Herein
         Plan.
          Document is attached as Exhibit 10.16.
10.17   Lease of Binghamton Office.                                 *
         FORM 10-K for the year ended December 31, 1993, filed
          March 30, 1994 -- Exhibit 10.21.
10.18   Lease of Vestal Office.                                     *
         FORM 10-Q for the quarterly period ended June 30, 1994,
          filed August 12, 1994 -- Exhibit 10.22.
10.19   Lease Extension of Vestal Office.
         FORM 10-Q for the quarterly period ended March 31, 1995,
          filed May 15, 1995 -- Exhibit 10.3.
10.20   Lease and Lease Extension of Vail Mills Office.             *
         FORM 10-K for the year ended December 31, 1993, filed
          March 30, 1994 -- Exhibit 10.23.
10.21   Lease extension of Vail Mills Office.                       Herein
         Document is attached as Exhibit 10.21.

                         EXHIBIT INDEX (continued)
FORM
10-K                                                               Exhibit
Exhibit                                                            Cross
Number                                                             Reference

10.22   Lease of Plattsburgh North Office.                          *
         FORM 10-K for the year ended December 31, 1993, filed
          March 30, 1994 -- Exhibit 10.24.
10.23   Lease of Rome Office.                                       *
         FORM 10-K for the year ended December 31, 1993, filed
          March 30, 1994 -- Exhibit 10.25.
10.24   Lease and Lease Extensions of South Otselic Office.         *
         FORM 10-K for the year ended December 31, 1993, filed
          March 30, 1994 -- Exhibit 10.26.
10.25   Lease of Utica Business Park Office.                        *
         FORM 10-Q for the quarterly period ended September 30,
          1994, filed November 14, 1994 -- Exhibit 10.01.
10.26   Lease of Utica Downtown Office.                             Herein
         Document is attached as 10.26.
10.27   Change in control agreement with Daryl R. Forsythe.         *
         FORM 10-K for the year ended December 31, 1994, filed
          March 31, 1995 -- Exhibit 10.21.
10.28   Supplemental Retirement Agreement between NBT Bancorp       *
         Inc., NBT Bank, National Association and Daryl R.
         Forsythe made as of January 1, 1995.
          FORM 10-Q for the quarterly period ended September 30,
           1995, filed November 13, 1995 -- Exhibit 10.1.
10.29   Death Benefits Agreement between NBT Bancorp Inc., NBT      *
         Bank, National Association and Daryl R. Forsythe made
         August 22, 1995.
          FORM 10-Q for the quarterly period ended September 30,
           1995, filed November 13, 1995 -- Exhibit 10.2.
10.30   Wage Continuation Plan between NBT Bancorp Inc., NBT Bank,  *
         National Association and Daryl R. Forsythe made as of
         August 1, 1995.
          FORM 10-Q for the quarterly period ended September 30,
           1995, filed November 13, 1995 -- Exhibit 10.4.
10.31   NBT Bancorp Inc. and Subsidiaries Master Deferred           *
         Compensation Plan of Directors, adopted February 11,
         1992.
          FORM 10-Q for the quarterly period ended September 30,
           1995, filed November 13, 1995 -- Exhibit 10.3.
12      A computation of the Ratio of Earnings to Fixed Charges is  Herein
         attached as Exhibit 12.
13.1    All portions of the inside front cover and pages 10-40 of   Herein
         NBT BANCORP INC. 1995 Annual Report that are incorporated
         herein by reference.
          Document is attached as Exhibit 13.1.
21      A list of the subsidiaries of the registrant is attached    Herein
         as Exhibit 21.
23      Consent of KPMG Peat Marwick LLP.                           Herein
         Document is attached as Exhibit 23.

                           EXHIBIT INDEX (continued)
FORM
10-K                                                               Exhibit
Exhibit                                                            Cross
Number                                                             Reference

27      Financial Data Schedule.                                    Herein
         Document is attached as Exhibit 27.


                                EXHIBIT 10.2

        NBT BANCORP INC. Employee Stock Ownership Plan Amendment #1

                                AMENDMENT #1
                              NBT BANCORP INC.
                       EMPLOYEE STOCK OWNERSHIP PLAN

     This sets forth Amendment #1 to the NBT Bancorp Inc. Employee Stock
Ownership Plan, as amended and restated through December 31, 1994 ("Plan").

     Effective November 1, 1995, the Plan shall be amended as follows:

      1. Section 3.01(c) of the Plan shall be amended to provide that an employee who transfers to employment with NBT Bank, National
Association pursuant to the September 11, 1995 Purchase and Assumption
Agreement between NBT Bank, National Association and Community Bank,
National Association shall receive credit for eligibility service under the Plan to the extent the employee is credited with eligibility service under the qualified retirement plans of Community Bank, National Association as of the date of transfer. Section 3.01(c), as amended, shall provide in its entirety as follows:

             c. In applying the above service requirement, (i) an Employee's service with any Affiliated Employer shall be taken into account, and (ii) an Employee who transfers to employment with the Employer pursuant to the September 11, 1995 Purchase and Assumption Agreement between Community Bank, National
      Association and the Employer shall receive credit for eligibility service to the extent the Employee is credited with eligibility service under the qualified retirement plans of Community Bank, National Association as of the date the Employee transfers to employment with the Employer.

      2. A new Section 7.01(c)(v) shall be added to the Plan to provide that an employee who transfers to employment with NBT Bank, National Association pursuant to the September 11, 1995 Purchase and
Assumption Agreement between Community Bank, National Association and
NBT Bank, National Association shall receive credit for vesting service under the Plan to the extent the employee is credited with vesting service under the qualified retirement plans of Community Bank, National Association as of the date of transfer. New Section
7.01(c)(v) shall provide in its entirety as follows:

             v. An Employee who transfers to employment with the Employer pursuant to the September 11, 1995 Purchase and
      Assumption Agreement between Community Bank, National
      Association and the Employer shall receive credit for Years of Service to the extent the Employee is credited with vesting service under the qualified retirement plans of Community Bank, National Association as of the date the Employee transfers to employment with the Employer.

Executed this 13th day of November, 1995.

                                       NBT BANCORP INC.

                                       By:/s/John D. Roberts
                                          ------------------

                                EXHIBIT 10.6

        NBT BANCORP INC. Defined Benefit Pension Plan Amendment #3

                               AMENDMENT #3
                             NBT BANCORP INC.
                       DEFINED BENEFIT PENSION PLAN

      This sets forth Amendment #3 to the NBT Bancorp Inc. Defined
Benefit Pension Plan, as amended and restated through December 31, 1994
("Plan").

      Effective November 1, 1995, the Plan shall be amended as follows:

      1. Section 3.01(c) of the Plan shall be amended to provide that an employee who transfers to employment with NBT Bank, National
Association pursuant to the September 11, 1995 Purchase and Assumption
Agreement between NBT Bank, National Association and Community Bank,
National Association shall receive credit for eligibility service under the Plan to the extent the employee is credited with eligibility service under the qualified retirement plans of Community Bank, National Association as of the date of transfer. Section 3.01(c), as amended, shall provide in its entirety as follows:

             c. In applying the above service requirement, (I) an Employee's service with any Affiliated Employer shall be taken into account, and (ii) an Employee who transfers to employment with the Employer pursuant to the September
      11, 1995 Purchase and Assumption Agreement between
      Community Bank, National Association and the Employer shall receive credit for eligibility service to the extent the Employee is credited with eligibility service under the qualified retirement plans of Community Bank, National
      Association as of the date the Employee transfers to employment with the Employer.

      2. A new Section 4.02(c) shall be added to the Plan to provide that an employee who transfers to employment with NBT Bank, National
Association pursuant to the September 11, 1995 Purchase and Assumption
Agreement between Community Bank, National Association and NBT Bank,
National Association shall receive credit for vesting service under the

Plan to the Extent the employee is credited with vesting service under the qualified retirement plans of Community Bank, National Association as of the date of transfer. New Section 4.02(c) shall provide in its entirety as follows:

             c. An Employee who transfers to employment with the Employer pursuant to the September 11, 1995 Purchase and
      Assumption Agreement between Community Bank, National
      Association and the Employer shall receive credit for Years of Vesting Service to the extent the Employee is credited with vesting service under the qualified retirement plans of Community Bank, National Association as of the date the Employee transfers to employment with the Employer.

Executed this 13th day of November, 1995.

                                             NBT BANCORP INC.


                                             By:/s/John D. Roberts
                                                ------------------

                                EXHIBIT 10.7

        NBT BANCORP INC. Defined Benefit Pension Plan Amendment #4

                               AMENDMENT #4
                             NBT BANCORP INC.
                       DEFINED BENEFIT PENSION PLAN

      This sets forth Amendment #4 to the NBT Bancorp Inc. Defined
Benefit Pension Plan, as amended and restated through December 31, 1994
("Plan").

      Effective as of October 1, 1989, the Plan shall be amended to incorporate a minimum benefit based upon a participant's years of service and compensation earned through December 31, 1994. The minimum benefit shall be reflected in a new Section 7.01(d) that shall be added to the Plan and that shall provide in its entirety as follows:

             d. Notwithstanding Section 7.01(a), the annual normal retirement benefit of a Participant who is actively employed and performs at least on Hour of Service after September 30, 1989 shall not be less than the excess of the amount described in (I) below, over the amount described in (ii) below.

                   I.     The sum of (A) 1.60 percent of the
                          Participant's Final Average compensation determined as of December 31, 1994 for each year of Benefit Service earned through December
                          31, 1994 (up to a maximum of 40 years), plus
                          (B) .65 percent of the Participant's Final
                          Average Compensation determined as of December
                          31, 1994 that is in excess of covered
                          Compensation for each Year of Benefit Service earned through December 31, 1994 (up to a maximum of 35 years).

                   II. The annual normal retirement benefit payable to the Participant from the Retirement Plan of Irving Bank Corporation and Affiliated
                          Companies, or any successor plan, as a result of the Participant's employment with National
                          Bank of Hancock, Hayes National Bank, Fulton
                          County National Bank and Trust, and/or Bank of
                          Lake Placid through September 29, 1989.

Executed this 22nd day of January, 1996.

                                             NBT BANCORP INC.

                                             By:/s/Daryl R. Forsythe
                                                --------------------
                                                    Pres & CEO

                                     EXHIBIT 10.12

              NBT BANCORP INC. 401(k) Plan Adopted Agreement Amendment

                             NBT BANCORP INC.

                     401(K) PLAN ADOPTION AGREEMENT

WHEREAS, on April 1, 1994, an Adoption Agreement was made and executed by and between the NBT Bank, National Association (formerly The National Bank and Trust Company) having its principal place of business in the City of Norwich, County of Chenango, State of New York ("Corporation") and Scudder
Trust Company.

WHEREAS, the Corporation wishes to amend said instrument pursuant to Article
XX of the 401(k) Plan.

WHEREAS, it is the intention of the above parties to make the following amendment to the 401(k) Plan Agreement effective January 1, 1996.

Now, therefore, the following resolutions are made:

      1. Effective January 1, 1996, the Employer Matching Contribution made on behalf of each Participant shall be equal to the sum of 75% of the Participant's contributions which are not in excess of 4% of the Participant's Compensation, plus 0% of such contributions which are in excess of 4% of compensation, but not in excess of 15% of the Participant's
Compensation.

      2. That the Corporation's Senior Vice President of Human Resources be, and the Senior Vice President hereby is, authorized and directed to execute and deliver for an on behalf of the Corporation all such other agreements, documents, and certifications and to do and to perform all such other acts and things as the Senior Vice President shall determine to be necessary, appropriate or advisable to carry out the intents and purposes of the foregoing resolutions, including the preparation and execution of a Plan amendment, ensuring that the amendment does not adversely impact the Plan's tax-qualified status, submitting the amendment to the Internal
Revenue Service for approval, and preparing and distributing a Summary of Material Modification.

Executed this 13th day of November, 1995.

                                       NBT BANCORP INC.

                                       By:/s/John D. Roberts
                                          __________________

                                EXHIBIT 10.16

        NBT BANCORP INC. 1996 Executive Incentive Compensation Plan

                                                          January 23, 1996




                             NBT BANCORP INC.

                             Norwich, New York

                1996 EXECUTIVE INCENTIVE COMPENSATION PLAN

                              NBT BANCORP INC.

                             Norwich, New York

                1996 EXECUTIVE INCENTIVE COMPENSATION PLAN
                ------------------------------------------

                             Table of Contents


                                                                       Page
                                                                       ----

Introduction                                                           1-2

Incentive Plan
--------------
Section I - Definitions                                                  3

Section II - Participation                                               4

Section III - Activating the Plan                                        4

Section IV - Calculation of Awards                                       4

Section V - President's Special Recommendations                          4

Section VI - Distribution of Awards                                      5

Section VII - Plan Administration                                        6

Section VIII - Amendment, Modification, Suspension or Termination        6

Section IX - Effective Date                                              6

Section X - Employer Relations with Participants                         6

Section XI - Governing Law                                               6


Incentive Plan Participants                                     Appendix A

Distribution of Awards                                          Appendix B

                              NBT BANCORP INC.

                             Norwich, New York

                               Introduction
                               ------------

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

Highlights of the 1996 Executive Incentive Compensation Plan included in the following pages are as follows:

  1. The Plan is competitive compared with similar sized banking organizations and the banking industry in general.

  2. The Compensation Committee of the Board of Directors controls all aspects of the Plan.

  3.  Management employees are eligible for participation.

  4. The financial criteria necessary for Plan operation consist of Return on Average Assets (25% Weight) and Return of Equity (50% Weight) and Profit Improvement (25% Weight).

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

                              NBT BANCORP INC.

                             Norwich, New York

The Board of Director of NBT Bancorp Inc. has established this 1996 Executive Incentive Compensation Plan. The purpose of the Plan is to meet and exceed financial goals and to promote a superior level of performance relative to the bank's competition in its market area. Through payment of incentive compensation beyond base salaries, the Plan provides reward for meeting and exceeding the bank's financial goals.

SECTION I - DEFINITIONS
            -----------

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

  PLAN YEAR:  The 1996 calendar year.

SECTION II - ELIGIBILITY TO PARTICIPATE
             --------------------------

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

SECTION III - ACTIVATING THE PLAN
              -------------------

The operation of the Plan is predicated on attaining and exceeding management performance goals. The goals will consist of return on average assets, return on shareholder's equity and profit improvement. The Corporation must achieve a minimum net income set forth in Appendix B to trigger an award pursuant to the terms of this plan.

SECTION IV - CALCULATION OF AWARDS
             ---------------------

The Compensation Committee designates the incentive formula as shown in Appendix B. The actual rate of distribution is based upon bank performance. The Compensation Committee will make final decisions with respect to all incentive awards and will have final approval over all incentive awards. The individual participant data regarding maximum award and formulas used in calculation has been customized and appears as Appendex A.

SECTION V - PRESIDENT'S SPECIAL RECOMMENDATIONS
            -----------------------------------

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

SECTION VI - DISTRIBUTION OF AWARDS
             ----------------------

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

SECTION VII - PLAN ADMINISTRATION
              -------------------

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

SECTION VIII - AMENDMENT, MODIFICATION, SUSPENSION OR TERMINATION
               --------------------------------------------------

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

SECTION IX - EFFECTIVE DATE OF THE PLAN
             --------------------------

The effective date of the Plan shall be January 1, 1996.

SECTION X - EMPLOYER RELATION WITH PARTICIPANTS
            -----------------------------------

Neither establishment nor the maintenance of the Plan shall be construed as conferring any legal rights upon any participant or any person for a continuation of employment, nor shall it interfere with the right of an employer to discharge any participant or otherwise deal with him/her without regard to the existence of the Plan.

SECTION XI - GOVERNING LAW
             -------------

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

                        DEFERRED COMPENSATION PLAN
                        --------------------------
                FOR OFFICERS OF NBT BANCORP & SUBSIDIARIES
                ------------------------------------------
                            ELECTION AGREEMENT
                            ------------------

I, ____________________, hereby elect [ ] to [ ] not to participate in the Deferred Compensation Plan for officers of NBT with respect to Executive Incentive Compensation (EICP) awards which I may receive for the calendar year of __________. I hereby elect to defer the payment of __________ (__________%) of the EICP award which I would otherwise be entitled to receive.

             [ ] Please defer payment of the percentage of my EICP award specified above until the earlier of the following dates:

             [ ] Until ____________________ (Specify date which may not be later than the date on which I will retire).

             [ ]   Until the date of my death

             [ ]   Begin annual payments of deferred balance on
                   ____________________ in the amount of 1/5th the
                   balance each year until the balance has been paid in full (5 year payout).

             [ ] Because terms of the plan have changed since my election to defer EICP awards, please discontinue my deferral election and:

             [ ]   Roll my deferred account proceeds into the
                   following account at the institution indicated:
                   ___________________________________________

                   ___________________________________________

             [ ] Please pay me out in cash, the balance of my account, at this time.

             [ ] I hereby designate the following person or persons as beneficiary hereunder in the event of my death:

             Primary Beneficiary ____________________________________

             Secondary Beneficiary __________________________________

I hereby revoke any prior election that may be inconsistent with the above.

I acknowledge that I have reviewed the plan and understand that my participation will be subject to the terms and conditions contained in the plan. Words and phrases used in this Election Agreement shall have the meanings assigned by the plan.

Dated this _____ day of _____, 199_.

___________________________________

                                                                Appendix B.1
     1996 CHIEF EXECUTIVE OFFICER LEVEL OF INCENTIVE COMPENSATION PLAN
     -----------------------------------------------------------------

CHIEF EXECUTIVE OFFICER LEVER
-----------------------------
      To incorporate the 1995 Senior Executive Incentive
Compensation Plan (SEICP) into the 1996 Executive Incentive
Compensation Plan (EICP), the provisions of the SEICP are hereby included as Appendix B.1.

PARTICIPANTS
------------
      The participants included in the Plan at the CEO Level is CEO and President Daryl R. Forsythe.

SHAREHOLDER RETURN THRESHOLD
----------------------------
      Before any awards are made under the terms of this Plan, a minimum net income and return to shareholders shall be achieved.
This threshold shall be determined annually by the Committee.

EXECUTIVE STOCK OWNERSHIP
-------------------------
      The following resolution of the Board of Directors is incorporated herein and made a part of this plan.

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

      RESOLVED, that the Board of Directors in furtherance of its desire expressed above hereby adopts the following with respect to Bancorp's executive management:

      (a) The Chief Executive Officer, Mr. Forsythe, will acquire through the Dividend Reinvestment Plan, participation in the Employee Stock Purchase Plan, and/or, by direct purchase during a window period beginning on the third business day and ending on the twelfth business day following release to the public of Bancorp's quarterly earnings, and/or through the exercise of stock options, and will retain such stock so that within a five-year period beginning on January 1, 1995, he will own such number of shares of Bancorp stock as will equal two times then current base salary.

      (b) To the extent that Mr. Forsythe purchases Bancorp stock pursuant to the stock purchase provisions of this Plan, such executive will retain the shares so purchased for a period of five years from the date of purchase, except as otherwise provided in this Plan.
      RESOLVED, that the Board of Directors hereby authorizes and directs the proper officers of Bancorp to utilize Bancorp funds to pay the Chief Executive Officer of Bancorp that amount of federal and state taxes due on that portion of the bonus paid under the EICP which was utilized by such officer to purchase shares of Bancorp stock, provided that such officer utilized at least 50% of his bonus awarded in a particular year for the purchase of Bancorp stock and provided further that such officer agreed to own and retain such shares of Bancorp stock for a period of five years from the date of acquisition.

     RESOLVED, that the President and the other appropriate officers are hereby authorized, on behalf of Bancorp, to take all further actions, incur such expenses, and do all things necessary to effectuate the Plan as amended.

      Net income achieved shall be the determining factor for the award range. With respect to the Committee determining the bonus award within the range, the Committee shall consider such factors as the ROA and ROE actually achieved and shall also consider the achievement of the goals set forth below:

FINAL DETERMINATION
-------------------
      The Committee shall, after determination of the award percentage earned, determine the overall performance and contribution of the individual participant to the results achieved and may make such discretionary adjustments either up or down as the Committee deems appropriate to reward the individual participant.

COMPUTATION
-----------
      Upon the Committee's determination of the individual award earned, the bonus shall be computed by multiplying the bonus percentage awarded by the participant's base compensation for the year as included in his or her's W-2 earnings statement for such year.

                                EXHIBIT 10.21

                   Lease extension of Vail Mills Office

                   THE NATIONAL BANK AND TRUST COMPANY
                                                      52 South Broad Street
                                                    Norwich, New York 13815
                                                               607/335-6000

                                             November 15, 1994

Mr. Fred Showers
Mrs. Reta L. Showers
48 West main Street
Broadalbin, New York  12025

Re:  Land Lease located at Route 10, Mayfield, New York

Dear Mr. & Mrs. Showers:

The existing lease between yourselves and NBT is due to expire on June 30, 1995.

This letter is expressing our interest in a one year renewal commencing July 1, 1995 through June 30, 1996 with an option of continued annual renewals thereafter. The current annual rental of $6,300 payable in monthly payments of $525 would remain unchanged.

If the terms and conditions in this letter meet with your approval, please sign one copy and return it for my file. Should you have any questions, feel free to give me a call at 607-337-6115.

                                             Sincerely,

                                             /s/Donna L. Deuel

                                             Donna L. Deuel
                                             Assistant Vice President
                                             Administrative Services



Jan. 4, 1995                                 /s/Fred Showers
------------                                 ---------------
   Date                                         Fred Showers


                                             /s/Reta L. Showers
                                             ------------------
                                                Reta L. Showers

cc:   E. Tomeck
      J. Minor

                                EXHIBIT 10.26

                        Lease of Utica Downtown Office

      This LEASE ASSIGNMENT AND ASSUMPTION AGREEMENT ("Agreement") is made this 15 day of December, 1995, by and between COMMUNITY BANK, NATIONAL ASSOCIATION, a national banking association having a principal place of business at 5790 Widewaters Parkway, Dewitt, New York 13214 (hereinafter "Assignor"), and NBT BANK, NATIONAL ASSOCIATION, a national banking association having a principal place of business at 52 South Broad Street, Norwich, New York 13813 (hereinafter "Assignee").

WITNESSETH:

      WHEREAS, pursuant to the terms of a Purchase and Assumption Agreement dated September 11, 1995 between Assignor and Assignee (the "Purchase Agreement"), Assignor agreed to assign to Assignee, and Assignee agreed to take an assignment of, all of Assignor's right, title and interest as tenant under the least dated May 31, 1974 between Gen-Fay, Inc., as Landlord, and Citibank (Central), N.A., as Tenant, which was amended by Landlord and Tenant pursuant to an Agreement dated August 26, 1983, and further amended pursuant to an Agreement dated December 11, 1986 between Felix LaBella, successor in interest to Landlord and Felix LaBella, Jr. and Louis A. LaBella, Sr., successors in interest to Felix LaBella and Citibank (New York State), N.A., successor in interest to Citibank (Central), N.A. ("Citibank") (the "Lease"), and assigned to Chase Lincoln First Bank, N.A., (later The Chase Manhattan Bank, N.A., as successor in interest by merger) pursuant to an Assignment and Assumption of Leases dated September 21, 1990, a memorandum of which was recorded in the Oneida County Clerk's Office on August 8, 1995, at Book 2714, Page 494, and further assigned to Community Bank, National Association pursuant to a Lease Assignment and Assumption Agreement dated July 7, 1995, which was recorded in the Oneida County Clerk's Office on August 8, 1995, at Liber 2714, Page 491, and Assignor desires to so assign its right, title and interest in the Lease, all upon the terms and conditions set forth herein;

      NOW, THEREFORE, in consideration of the premises set forth herein and for other good and valuable consideration paid and received to their mutual satisfaction, the parties hereto hereby agree as follows:

      1. As of the Effective Date as hereinafter defined, Assignor does hereby assign all of its right, title and interest as tenant, including all of the Assignor's Interest In the buildings and improvements, if any, under the Lease to Assignee, to have to hold unto the Assignee, its successors and assigns, to it and their own proper use.

      2. As of the Effective Date, Assignor represents that the Lease is in full force and effect without default by Assignor or Landlord thereunder, and that the Lease has not been amended, modified, assigned or sublet except as set forth above.

      3. On and after the Effective Date, Assignee hereby assumes and agrees to faithfully abide by, perform and discharge each and every obligation, covenant and agreement of the Lease to be performed by the Tenant at the sole cost and expense of Assignee.

      4. Assignee does hereby agree to indemnify and to hold the Assignor harmless of and from any and all liability, loss or damage under the Lease arising after the Effective Date and of and from any and all claims and demands whatsoever which may be asserted against the Assignor by reason of any alleged obligations on its part arising after the Effective Date to perform or discharge any of the terms, covenants or agreements contained in the Lease, provided that Assignee shall have received notice of any such claim or demand from Assignor. Should the Assignor incur any such liability, loss or damage under the Lease, or in the defense of any such claims or demands, the amount thereof, including costs, expenses and reasonable attorney's fees, shall be secured hereby, and Assignee shall reimburse the Assignor therefor immediately upon written demand.

      5. Assignor does hereby agree to indemnify and to hold the Assignee harmless of and from any and all liability, loss or damage under the Lease arising before the Effective Date and of and from any and all claims and demands whatsoever which may be asserted against the Assignee by reason of any alleged obligations on its part arising after the Effective Date to perform or discharge any of the terms, covenants or agreements contained in the Lease, provided that Assignor shall have received notice of any such claim or demand from Assignee. Should the Assignee incur any such liability, loss or damage under the Lease, or in the defense or any such claims or demands, the amount thereof, including costs, expenses and reasonable attorney's fees, shall be secured hereby, and Assignor shall reimburse the Assignee therefor immediately upon written demand.

      6. Notwithstanding any provision to the contrary contained herein, Assignor and Assignee hereby expressly acknowledge and agree that the effectiveness of this Agreement, and the obligations of the parties hereunder, are solely contingent upon the full consummation in all respects of the transaction described in the Purchase Agreement, and this Agreement shelf only be deemed effective upon and as of the date of such consummation (the "Effective Date").

      7. This Agreement shall inure to the benefit of and shall be binding upon the parties hereto, their respective successors and assigns.
      8.*
      IN WITNESS WHEREOF, the parties hereto have caused this instrument to be executed the day and date first mentioned above.

ASSIGNOR:                                       ASSIGNEE:
COMMUNITY BANK, NATIONAL                        NBT BANK, NATIONAL
ASSOCIATION                                     ASSOCIATION

By:/s/Sanford A. Belden                         By:/s/Joe C. Minor
Name:                                           Name:
Title: President/CEO                            Title: SVP/CFO

*8.   This Agreement may be executed in two or more counterparts each of which shall be deemed to constitute an original, but such counterparts together shall be deemed to be one and the same instrument and to become effective when one or more counterparts have been signed by each of the parties hereto. It shall not be necessary in making proof of this Agreement or any counterpart hereof to produce or account for the other counterpart.

                        LANDLORD'S ESTOPPEL CERTIFICATE

TO:   NBT Bank, National Association
      52 Broad Street
      Norwich, New York 13815

RE:   162 Genesee Street
      Utica, New York

Gentlemen:

      The undersigned, successor in interest to Landlord under a certain Lease (the "Lease") made as of May 31, 1974 between Gen-Fay,
Inc. and Citibank (Central), N.A. ("Citibank"), as Tenant, respecting property located at 162 Genesee Street, Utica, New York (the "Premises"), which Lease was assigned to Chase Lincoln First Bank, N.A. (now The Chase Manhattan Bank, N.A., successor in interest by merger) pursuant to an Assignment and Assumption of Leases dated as of September 21, 1990, and further assigned to Community Bank, National Association pursuant to a Lease Assignment and Assumption Agreement dated July 7, 1995, hereby certify:

1.    The Landlord owns the fee simple estate in and to the Premises.

2. The initial term of the Lease is for ten (10) years commencing on August 15, 1974 and expiring on August 31, 1984, with the Tenant having the right to renew the Lease for two (2) periods of five (5) years each by giving notice to the Landlord not less than 90 days prior to the expiration of the initial term of any renewal term.

3. Pursuant to an Agreement dated August 26, 1983 between Landlord and Tenant, the term of the Lease was extended to August 31, 1989 pursuant to Tenant's exercise of its first renewal option.

4. Pursuant to an Agreement dated December 11, 1986 between Landlord and Tenant, the term of the Lease was extended to July 31, 1999 and the Premises were increased by 1,350 square feet to 4,350 square feet.

5. Pursuant to an Agreement dated July 13, 1995 between the Landlord and Tenant, Tenant agreed to pay Landlord as additional rent an amount equal to forty percent (40%) of the Real Property Taxes paid by Landlord beginning with the 1993 County Tax.

6. The Lease, as amended by the foregoing agreements and assignments, is in full force and effect in accordance with its terms, and attached to this Estoppel Certificate is an exact copy of the Lease, as amended and assigned, containing the complete agreement between the Landlord and the Tenant concerning the leasing of the Premises.

7. To the best of Landlord's knowledge, without inquiry, the occupancy and use of the Premises by the Tenant complies with the terms of the Lease.

8. The Landlord knows of no default under the Lease by the Tenant, including any payment of rent, additional rent or other sums required to be paid by the Tenant, nor is there any claim by the Landlord against the Tenant under the terms of the Lease, except for an unbilled claim for additional rent equal to forty percent (40%) of the 1995 County tax, 1995-96 City Tax and 1995-96 School tax.

9. To the best of Landlord's knowledge, without inquiry, the Lease has not been assigned or sublet, in whole or part, except as provided herein.

10. There are no actions, voluntary or otherwise, pending against the Landlord under the Bankruptcy Laws of the United States or any State thereof.

11. Upon the expiration of the Lease term, all buildings, additions, improvements and alterations to the Premises made by the Tenant under the Lease shall remain on the Premises and vest in the Landlord.

This Estoppel Certificate has been executed on December 14, 1995 as follows:

                                      LANDLORD

                                      /s/Felix V. LaBella, Jr.
                                         ---------------------
                                         Felix V. LaBella, Jr.

                                      /s/Louis LaBella
                                         -------------
                                         Louis LaBella

COMMUNITY BANK, N.A.
5790 Widewaters Parkway, DeWitt, New York  13214  (315)445-2282

November 8, 1995

Merritt & LaBella
318 Rutger Street
Utica, New York 13501

Attn: Felix V. LaBalla, Jr.

      Re:   Proposed Assignment (the "Assignment") by and between
            Community Bank, National Association, as assignor
            ("Assignor") and NBT Bank, National Association
            ("Assignee").
            Premises: approximately 3,000 square feet of space (and basement area thereunder) at 162 Genesee Street, Utica, New York.

Dear Sir:

      Reference is made to that certain lease dated May 31, 1974, as same may have been amended and supplemented (hereinafter collectively referred to as the "Lease") between Felix V. LaBella, Jr. and Louis
LaBella (successors in interest to Gen-Fay, Inc.) (hereinafter referred to collectively as "Landlord"), and Assignor and its various predecessors in interest as tenant, which Lease, as amended, covers approximately 3,000 square feet, (and the basement under) in the building located at 162 Genesee Street, Utica, New York (hereinafter referred to as the "Assigned Premises") and was assigned to Community Bank, National Association by The Chase Manhattan Bank, N.A. pursuant to a Lease Assignment and Assumption Agreement dated July 7, 1995.

      Community Bank, National Association hereby requests Landlord's consent to the Assignment. The Landlord hereby consents to the Assignment of the Assigned Premises by Assignor to Assignee subject to and upon the following conditions:

      1. Landlord's granting of the within consent shall not be deemed a waiver of Landlord's rights under the Lease to pass upon (i) any further assignment of the Lease or (ii) any subletting of the Assigned Premises.

      2. Nothing herein contained shall be deemed to constitute a release or Assignor from any of its obligations as tenant under the Lease, and Assignor shall remain fully liable for the performance of all of the obligations of tenant under the Lease and shall be fully responsible and liable to the Landlord for all acts or omissions of anyone claiming under or through Assignor that shall be violation of any of the obligations of tenant under the Lease.

      3. Nothing herein contained or contained in the Assignment shall be deemed to (a) increase, amend, notify or extend any of Landlord's obligations under the Lease in any way whatsoever, and/or (b) diminish, restrict, limit, forfeit or waive any of Landlord's rights under the Lease in any way whatsoever, and/or (c) constitute a consent to any further assigning of the Assigned Premises, or any portions thereof.

      4. The Assignment shall be subject and subordinate at all times to all of the convenience, agreements, terms, provisions and conditions of the Lease.

      5. Except as hereafter set forth, the assigned premises shall be used only for executive and general offices, and for no other purpose.

      6. Although a copy of the Assignment has been delivered to the Landlord for its information and is annexed hereto, the Landlord is not a party thereto and is not bound by its provisions. Except as otherwise provided herein, nothing contained herein shall be construed as a consent to, or approval or ratification by the Landlord of, any of the particular provisions of the Assignment or as a representation or warranty by the Landlord.

      7. No alterations, improvements or additions to the Assigned Premises, or any portions thereof, shall be made except in accordance with the provisions of the Lease.

      Please acknowledge your agreement to the foregoing by signing this letter in the space provided below.

                              Very truly yours,

                              Assignor:
                              COMMUNITY BANK, NATIONAL ASSOCIATION


                              By:/s/Sanford A. Belden
                              -----------------------
                              Sanford A. Belden, President


ACKNOWLEDGED AND AGREED:

Landlord:

/s/ Felix B. LaBella, Jr.
    ---------------------
    Felix B. LaBella, Jr.

/s/Louis LaBella
   -------------
   Louis LaBella

Assignee:
NBT BANK, NATIONAL ASSOCIATION
By: _______________________

Name:
Title:

                ASSIGNMENT AND ASSUMPTION OF LEASE

THIS ASSIGNMENT made as of September 21, 1990, by and between citibank (New York State), a state banking association, having an office at 99 Garnsey Road, Pittsford, New York 14534 ("Assignor"), and Chase Lincoln First Bank, N.A., a national banking association, having an office at 1 Lincoln First Square, Rochester, New York 14643 ("Assignee").
                           R E C I T A L S:
                           - - - - - - - -
      WHEREAS, Assignor is the holder of tenant's interest in certain leases of some of the Banking Offices (as defined in the Purchase Agreement) between Assignor and various owners (each a "Landlord"), true copies of which are attached hereto as Exhibit A and made a part hereof ("the Leases"); and
      WHEREAS, Assignor desires to assign its interest in the Leases to Assignee; and
      WHEREAS, to induce Assignee to accept said assignment Assignor desires to make certain certifications to Assignee.
      NOW, THEREFORE, in consideration of the mutual promises contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged,

                    ASSIGNOR DOES HEREBY CERTIFY TO
                         ASSIGNEE AS FOLLOWS:

      1. The Leases, true copies of which are annexed hereto as Exhibit "A" and made a part hereof, are in full force and effect and have not been modified.
      2. Assignor is the current holder of the leasehold interests created by the Leases, and Assignor has not previously assigned the Leases nor currently subleases all or part of the premises demised thereunder ("Premises") nor currently grants to anyone the right to use or occupy the Premises by license or otherwise.
      3. Assignor has received no notice of, and does not have knowledge of, any violation of any Federal, state, or local laws, ordinances, codes or regulations applicable to the Premises or the operation thereof.
      4. All rent and other charges required to be paid by Assignor under the Leases to the date hereof have been paid.
      5. Assignor has performed and complied with all terms, conditions and provisions of the Leases on the part of Assignor to be performed.
      6. No Landlord is in default in any way under the Leases, nor to the knowledge of Assignor has any event occurred, which, with the passage of time, would constitute a default under the Leases.
      7. Landlord has issued or will issue any consents to this Assignment and Assumption which may be required under the Leases.

                      FURTHER, THE PARTIES HERETO
                           AGREE AS FOLLOWS:

      1. As of the date of this Agreement, Assignor hereby assigns to Assignee all its right, title and interest in and to the Leases to have and to hold the same unto Assignee, its successors and assigns forever.
      2. As of the date of this Agreement, Assignee, in reliance upon Assignor's certifications above, hereby accepts such assignment and hereby assumes all of the obligations and responsibilities of Assignor under the Leases to the extent the same arise from and after the date of this Agreement.
      3. Assignor hereby agrees to indemnity Assignee against, and hold Assignee harmless from, any and all claims, suits, causes of action, liabilities, losses, damages, costs and expenses including reasonable attorneys fees and disbursements, arising and accruing with respect to (a) the Leases prior to the date of this Agreement and (b) the failure of any Landlord to consent to the assignment and assumption of the Leases.
      4. Assignee hereby agrees to indemnify Assignor against, and hold Assignor harmless from, any and all claims, suits, causes of action, liabilities, losses, damages, costs and expenses including reasonable attorneys fees and disbursements, arising or accruing with respect to the leases from and after the date of this Agreement.

      5. Assignee agrees to remain liable to Assignor for any default defined by the Leases, which default is not corrected within the time period specified in the Leases. In the event that Assignee fails to correct such default, then Assignor shall be entitled to any or all of the remedies available to Landlord described in the Leases.


      IN WITNESS WHEREOF, Assignor and Assignee have duly executed this Assignment and Assumption Agreement as of the day and year first above written.

CHASE LINCOLN FIRST BANK, N.A.       CITIBANK (NEW YORK STATE)

/s/Mark F. Tremont                   /s/ Timothy P. McElduff
------------------                   -----------------------
by:  Mark F. Tremont                 by:  Timothy P. McElduff
Title:  Senior vice President        Title: President

CONSENT TO ASSIGNMENT
---------------------

Felix V. LaBella, Jr. & Louis LaBella, The Landlord named in a lease with CITIBANK (New York State) ("Tenant/Assignor") and which expires on July 31, 1999, DO HEREBY CONSENT that the said Tenant may assign the premises comprised in said Lease to Chase Lincoln First Bank, N.A.("Assignee") in Accordance with the terms and conditions of a purchase and sale agreement between Assignee and Assignor. Landlord further represents that Tenant's Lease is in full force and effect and that Tenant has not been and is not currently in default under the Lease. This consent shall not be construed to authorize any further assignment or the granting or possessing of the demised premises in whole or in part to any other person or persons, nor is this consent to be construed to affect or alter any of the covenants, conditions or provisions contained in the Lease except as herein expressly provided.

      The Landlord's consent is conditioned up the following representations made by Citibank (New York State):

      (1) Chase Lincoln First Bank, N.A. is not a "Successor" to Citibank (New York State) within the meaning of the Lease Agreement between Gen-Fay, Inc. and Citibank (Central) N.A. dated May 31, 1974, as the same has been amended, modified and extended; and
      (2) Citibank (New York State) is not selling and has not sold all or substantially all of its assets to Chase Lincoln First Bank, N.A.


                                    BY /s/Felix V. LaBella, Jr.
                                       ------------------------
                                          Felix V. LaBella, Jr.
                                          ---------------------

                                       /s/Louis LaBella
                                       ----------------
                                          Louis LaBella
                                          -------------

                                    TITLE: Owners
                                    DATED  Sept 28, 1990
In The Presence of:
/s/Felix V. LaBella Sr.

LEASE AMENDMENT NO. 3

      THIS LEASE AMENDMENT NO. 3 is made this 13 day of July, 1995 by, between and among THE CHASE MANHATTAN BANK, N.A., successor by merger to Chase Lincoln Bank, N.A., a national association having an office and place of business at One Chase Square, Rochester, New York 14643 (hereinafter referred to as the "Tenant")and FELIX V. LaBELLA, JR. and LOUIS W. LaBELLA, having an office and place of business at 318 Rutger Street, Utica, New York 13502 (hereinafter referred to as the Landlord).

                         W I T N E S S E T H:

      WHEREAS, pursuant to an agreement (the "Original Lease") dated May 31, 1974 between Citibank (Central), N.A., as tenant, and Gen-Fay, Inc., as landlord, Citibank (Central), N.A. leased certain premises situate at 162-168 Genesee Street, Utica, New York from Gen-Fay, Inc., for a term of ten (10) years; and
      WHEREAS, subsequent to the execution of the Original Lease and prior to August 26, 1983, Felix V. LaBella, became the successor-in-interest to Gen-Fay, Inc.; and
      WHEREAS, pursuant to an agreement ("Lease Amendment No. 1") dated August 26, 1983 between Felix V. LaBella and Citibank (Central), N.A., the Original Lease was extended for an additional term of five (5) years; and
      WHEREAS, subsequent to the execution of lease Amendment No. 1 and prior to December 11, 1986, Felix B. LaBella, Jr. and Louis W. LaBella (a/k/a Louis A. LaBella, Sr.) became the successors-in-interest to Felix LaBella, and Citibank (Central), N.A. changed its name to Citibank (New York State) N.A.; and

      WHEREAS, pursuant to an agreement ("Lease Amendment No. 2") dated December 11, 1986 between Felix V. LaBella, Felix V. LaBella, Jr., Louis W. LaBella and Citibank (New York State), N.A. the Original Lease, as extended by Lease Amendment No. 1, was amended and modified; and
      WHEREAS, the Original Lease, as extended by Lease Amendment No. 1, and amended and modified by Lease Amendment No. 2 (the Original Lease, Lease Amendment No. 1 and Lease Amendment No. 2 are hereinafter collectively referred to as the "Lease Agreement") were assigned by Citibank (New York State), N.A. to Tenant and Tenant assumed the same pursuant to an Assignment and Assumption of Leases dated as of September 21, 1990; and
      WHEREAS, the parties hereto desire to further amend and modify the Lease Agreement.
      NOW, THEREFORE, in consideration of the sum of Thirteen Thousand Six Hundred Sixty-One and 98/100 Dollars ($13,661.98) paid by the Tenant to the Landlord, the receipt of which is hereby acknowledged, and other good and valuable consideration, the parties hereto agree as follows:
            1. The term "Real Property" is hereby defined to mean the real property (including the building) owned by landlord situate at 162-168 Genesee Street, Utica, New York, which real property is identified on the Tax Maps of the City of Utica as Book 3, Map 16, Block 8, Lot 1; and
            2. The term "Leased Premises" is hereby defined to mean the space leased by the Tenant from the landlord at the

      Real Property, which space consists of 4,350 sq. ft. together with the cellar space thereunder; and
            3. The term "Real Property Taxes" is hereby defined to mean all real property taxes or real estate taxes, assessments (including, but not limited to, assessments for public improvements), water and sewer rents, rates and charges for public utilities, excises, levies and all other kinds of governmental impositions and charges, whether ordinary or extraordinary, general or special, foreseen or unforeseen and every installment thereof which, during the term of the Lease Agreement are assessed, levied, confirmed, or imposed upon, become due and payable out of or in respect of, or become a lien on, the Real Property of which the Leased Premises form a part.
            4. The Landlord shall be responsible for the prompt payment of all Real Property Taxes to the appropriate taxing authorities.
            5. During the remaining term of the Lease Agreement, the Tenant shall pay the Landlord as additional rent an amount equal to forty percent (40%) of the Real Property Taxes paid by the landlord beginning with the 1993 County tax.
            6. To obtain payment hereunder, the Landlord shall submit a statement to the Tenant itemizing all Real Property Taxes which Landlord has paid together with official receipts of the appropriate taxing authorities or other proof satisfactory to the Tenant evidencing, the payment thereof.

      Within thirty (30) days after the receipt of each such statement and accompanying proof of payment, the Tenant shall pay the Landlord an amount equal to forty (40%) of the total amount of the Real Property Taxes itemized on such statement.
            7. Nothing contained herein shall require the Tenant to pay any franchise, corporate, estate, inheritance, succession, capital levy or transfer tax of the Landlord, any income, profits, or revenue tax, or any other tax, assessment, charge or levy upon the additional rent payable by Tenant hereunder.
            8. If there are any inconsistencies between the terms of this Lease Amendment No. 3 and the Lease Agreement, the terms of this Lease Amendment No. 3 shall control.
            9. The Landlord hereby releases the Tenant from any and all claims that Landlord may have against the Tenant for any real estate taxes due and owing from Tenant to Landlord under the Lease Agreement prior to, but not including, the 1993 County tax.

      IN WITNESS WHEREOF, the parties have caused this Lease
Amendment NO. 3 to be executed as of the day and year first above written.

                                THE CHASE MANHATTAN BANK, N.A.
                                successor-by-merger to Chase
                                Lincoln Bank, N.A.

                                By:/s/Steven M. Laba
                                   -----------------
                                      Steven M. Laba
                                      Vice President

                                   /s/Felix V. LaBella, Jr.
                                   ------------------------
                                      Felix V. LaBella, Jr.

                                  AGREEMENT
                                  ---------

       THIS AGREEMENT made this 11th day of December, 1986 by FELIX LaBELLA of 168 Genesee Street, Utica, New York, successor in interest to Gen-Fay, Inc., by deed dated March 1, 1977 and recorded in the Office of the Clerk of Oneida County on March 2, 1977, and FELIX LaBELLA, JR. and LOUIS A. LaBELLA, SR., successors in interest to Felix LaBella by deed dated April 11, 1984, and recorded in the Office of the Clerk of Oneida County on April 11, 1984 (hereinafter referred to as landlord) and CITIBANK (NEW YORK STATE), N.A., having an office now at 300 South State Street, Syracuse, New York (hereinafter referred to as tenant).

       WHEREAS, the parties have entered into a Lease Agreement dated May 31, 1974 for premises commonly known as 162-168 Genesee Street, Utica, New York (hereinafter referred to as the main lease), and

       WHEREAS, said main lease was extended between landlord and tenant by agreement dated August 26, 1983, and

       WHEREAS, the tenant is desirous of leasing additional space consisting of approximately 1,350 feet so that the total square area leased by tenant from landlord shall consist of 4,350 square feet together with cellar space thereunder and,

       WHEREAS, tenant and landlord desire to modify the main lease and amendment thereto,

       NOW, THEREFORE, in consideration of the mutual agreements and promises herein contained, the parties hereto covenant and agree with each other as follows:

     1. Premises. The landlord shall lease to tenant 4,350 square feet consisting of 3,000 existing leased square feet and additional 1,350 square feet.

     2. The landlord shall deliver the additional 1,350 square feet as outlined in Exhibit "A" attached and made a part hereof, on February 1, 1987, and the rent as defined herein shall commence on March 1, 1987 or no later than 30 days after possession of the additional space is delivered.

     3.   Rent

          A. The tenant shall continue to pay $1,310.00 to the landlord as set forth in the agreement dated August 26, 1983 until March 1, 1987 or one month after delivery of possession by the landlord to tenant of additional space.

          B. On March 1, 1987 or one month after possession of the additional space, the tenant shall pay the annual rent of $26,550.00 payable $2,215.50 per month until August 1, 1989.

          C. From August 1, 1989 to July 31, 1994 the tenant shall pay landlord the annual rent of $29,340.00 payable $2,445.00 per month.

          D. The landlord and tenant agree to an additional firm term from August 1, 1994 to July 31, 1999 at an annual rent of $31,407.00, payable $2,617.25 per month.

          E. The figure 33-1/3% stated in paragraph 4 of the main lease shall be amended to 40% as of October 1, 1987.


          F. The figure 33-1/3% as stated in paragraph 9 of the main lease shall be amended to 40% as of October 1, 1987.

     4. All the other terms and conditions of said main lease dated July 31, 1974 by and between the parties shall remain full force and effect.

     5. This agreement shall be binding upon the heirs, executors, successors and assigns of the landlord and tenant and constitutes the understandings by and between the landlord and tenant.

     6. This main lease and this agreement thereto constitute the entire agreement between landlord and tenant and any further changes, waivers or modification must be in writing and signed by the party against whom such change, waiver, modification, discharge, termination or abandonment is sought to be enforced.


/s/Felix V. LaBella                   CITIBANK (NEW YORK STATE), N.A.
   ----------------
   Felix V. LaBella
                                      By: /s/Larry N. Williams
/s/Felix V. LaBella, Jr.                  --------------------
   ---------------------
   Felix LaBella, Jr.

/s/Louis A. LaBella
   ---------------------
   Louis A. LaBella, Sr.

                                  AGREEMENT
                                  ---------

     This agreement made this 26 day of August, 1983, by FELIX V. LaBELLA, of 168 Genesee Street, Utica, New York, successor in interest to GEN-FAY INC., by deed dated March 1, 1977 and recorded in the Clerk Office of Oneida County on March 2, 1977 (hereinafter referred to as Landlord) and CITIBANK (CENTRAL) N.A., having an office at 329 South Warren Street, City of Syracuse, County of Onondaga, New York (hereinafter referred to as Tenant).

     WHEREAS, the parties have entered into a lease agreement, dated May 31, 1974, for premises commonly known as 162-168 Genesee Street, Utica, New York, and the firm term of said lease shall expire on August 31, 1984, and

     WHEREAS, the parties, pursuant to paragraph 31 of said lease, desire to extend the term of said lease five years, in accordance with said paragraph, and

     WHEREAS, the parties have agreed on the rental for the first renewal term,

     NOW, THEREFORE, in consideration of the mutual agreements herein contained, the parties hereto do hereby covenant and agree with each other as follows:

     1. The firm term of the lease is extended from September 1, 1984 to August 31, 1989.

     2. The rental for said extension shall be fifteen thousand, seven hundred fifty & 00/100 dollars ($15,750.00) per year, paid monthly in the sum of one thousand, three hundred twelve & 50/100 dollars ($1,312.50) commencing September 1, 1984.

3. All other terms and conditions of said lease and addendum thereto, dated the 31st day of May, 1974, by and between the parties Shall remain in full force and effect.

                                               GEN-FAY INC.

                                               By:/s/Felix LaBella
                                                  ----------------
                                                     Landlord

                                               CITIBANK(CENTRAL)N.A.

                                               By:/s/George Laudle
                                                  ----------------
                                                     Tenant

     THIS AGREEMENT made this 31st day of May 1974, between GEN-FAY, INC., a New York Corporation, having a principal office at 424 Columbia Street in the City of Utica, County of Oneida, State of New York (hereinafter referred two as "LANDLORD") and CITIBANK (CENTRAL) N.A., having an Office for the conduct of business at 329 South Warren Street, City of Syracuse, County of Onondaga, State of New York (hereinafter referred to as "TENANT").

                            W I T N E S S E T H:

     In consideration of the mutual agreements herein contained, the parties hereto do hereby covenant and agree with each other as follows:

          1.   PREMISES.
               --------
               Landlord hereby leases to the Tenant and Tenant hereby hires from the Landlord the first floor space consisting of approximately three thousand (3,000) square feet (and the basement area thereunder) as shown outlined in red on the plans annexed hereto and made a part hereof and commonly known as street number 162-168 Genesee Street, City of Utica, County of Oneida, State of
New York.

               TO HAVE AND TO HOLD said demised premises unto Tenant, subject to the agreements, terms and conditions herein contained.

          2.   TERM.
               ----
               The term of this lease shall commence on the l5th day of August 1974 or on the first day of the calendar month succeeding the date Landlord completes the work described in the annexed Schedule "A" and delivers possession of the demised premises to Tenant in a broom clean condition, whichever shall last occur and shall terminate on the 31st day of August, 1984, unless sooner terminated or unless extended as hereinafter provided. Notwithstanding, if Tenant shall conduct business at the demised premises prior to the last to occur of the events mentioned in the preceding sentence, the term of this lease shall commence on the date Tenant first conducts such business.

          3.   RENT.
               ----
               Tenant shall pay to Landlord, at its address above set forth, or at such other place as Landlord may from time to time designate by notice given to Tenant in the manner provided in this lease, a rental at the rate of FIFTEEN THOUSAND ($15,000) DOLLARS per annum in equal monthly installments in advance on the first day of each and every month during the initial term.

          4.   TAXES.
               -----
          A. Except as hereinafter provided, it shall be the responsibility of the Landlord to pay all taxes of whatsoever nature and kind assessed, levy charged or otherwise imposed upon the real property of which the demised premises are part, including, without limitation, real property taxes. In the event that there shall be an increase in real property taxes over the base year due to an increase in the rate of taxes, then and in that event, Tenant shall be responsible for forty percent of the increase in taxes over the base year and Tenant shall pay its portion of the tax increase within thirty
(30) days of presentment by the Landlord to the Tenant of evidence of such increase. "Base year" for the purpose of this paragraph "4 A" shall be defined as the first twelve month period of occupancy by the Tenant of the demised premises.

          B. In the event that there shall be an increase in real property taxes over the base year for the real property of which the demised premises are part as a result of Landlord's work as hereinafter mentioned in paragraph "7", or as a result of any improvements, alterations or additions made by Tenant to the demised premises, Tenant shall pay the entire amount of such increase within thirty (30) days of presentment by the Landlord to the Tenant of evidence of such increase. "Base year" for the purposes of this paragraph "4 B" shall be the year 1974.

          C. If timely requested by Tenant, Landlord may contest through available legal remedies the validity of the amount of the assessed valuation of the real property or the taxes levied thereon. In the event Landlord shall decline so to contest, it shall promptly notify Tenant of its decision and Tenant is authorized on behalf of Landlord, at Tenant's expense, to contest the validity or the amount of any such assessed valuation or taxes levied on the real property and Landlord shall cooperate with Tenant and, if necessary join with Tenant in such contest or proceedings and shall supply to Tenant, upon request, such information and supporting documents as may be reasonably requested by Tenant. Any dispute under this Article shall be submitted to arbitration as hereinafter provided.

          D. For the purposes of determining the total amount of real estate taxes payable during the "base year" as referred to in either paragraph "4A" or "4B" above, such real estate taxes shall be based upon the real estate tax assessment of the real property of which the demised premises are part during such "base year" as finally determined after any pending or future certiorari proceeding.

                                    -2A-

          5.   USE AND EXCLUSIVITY.
               -------------------
               Tenant shall use and occupy the demised premises for the purpose of carrying on, either by it or by controlled corporations, or by any successors by consolidation, merger or other corporate action, a commercial banking, depository, trust, guarantee, savings, safe deposit, personal loan, investment, securities, credit card, factoring and the issuance and sale of traveler's checks, foreign drafts, letters of credit, foreign ex-change, foreign money orders and/or the receipt of money for transmission, and any other similar business, or any combination of the foregoing, or any business in conjunction with any of the foregoing and for no other use or purpose whatsoever. Such use shall include, but solely as an incident thereto, the right of Tenant to sell in the demised premises to its employees employed in the demised premises or in the administration thereof, by vending machines, or otherwise, food, beverages, cigarettes and tobacco, and to maintain in the demised premises an employees' lunch room and kitchenette for the purpose of preparing and serving foods and beverages to Tenant's employees for on-premises consumption only, but not to operate the same as a public restaurant. Landlord warrants that at the date of execution of this lease, the zoning regulations covering the demised premises will permit the foregoing use and occupancy. In the event that at the date the Tenant occupies the demised premises and the premises are not zoned properly to allow the use and occupancy of the demised premises by the Tenant for the foregoing uses and purposes, then and in that event, Tenant shall have the option in its sole and exclusive discretion to cancel this lease and declare the same null and void without further liability. However, the burden of obtaining all permits required for the operation of its business shall be upon Tenant:

          6.   ASSIGNMENT AND SUBLETTING.
               -------------------------
               A. Tenant may without Landlord's consent, sell, assign and transfer this lease and/or sublease all or any part of the demised premise to any parent, subsidiary, affiliate or controlled corporation or corporations of Tenant or to any successor by consolidation, merger or other corporate action or to a corporation or other business entity to which Tenant may sell all or substantially all of its assets. Except as aforesaid, Tenant will not sell, assign, transfer or mortgage this lease or sublease all or any part of the demised premises without the Landlord's written consent, which the Landlord agrees it will not unreasonably withhold.

               B. Each assignee or successor to Tenant shall assume and be deemed to have assumed this lease and shall be and remain liable jointly and severally with Tenant for the payment of rent and additional rent and for the due performance of all the terms, covenants, conditions and agreements herein contained on Tenant's part to be performed, except that upon assignment of this lease to a successor, as above provided, or, to a purchaser of all or substantially all of the assets of Tenant. Tenant shall be released and discharged of all further obligations under this lease from and after the effective date of such assignment.

               C. No assignment shall be binding upon Landlord, nor shall Tenant be released from its obligations under this lease as above provided, unless and until there shall be delivered to Landlord an instrument of assignment in recordable form which shall also contain a covenant of assumption by the assignee of all of the obligations of Tenant under this lease.

          7.   LANDLORD'S WORK - TENANT'S INSTALLATIONS -
               ----------------------------------------
               ALTERATIONS.
               -----------
               Promptly upon execution of this lease Landlord shall give notice to quit to the tenant presently occupying the demised premises so as to insure that the present tenant shall vacate the premises hereinbefore mentioned on/or before the 30th day of June, 1974. Landlord at its expense shall remove from the demised premises any existing electric meters, gas meters and any and all other meters for other stores or tenants in the building, all excess pipes and sinks and all furnishings, trade fixtures and other personal property of previous tenants and occupants. If there should be any violations of record affecting the demised premises at the time of the commencement of the term of this lease and if such violations are not corrected by the alterations and improvements to be made by Landlord, Landlord agrees it shall cure such violations at any time at its sole cost and expense. Landlord shall make all improvements to the demised premises in accordance with Schedule "A" which is attached hereto and made a part hereof, and shall substantially complete such improvements by July 31, 1974.

               B. Tenant at its expense upon the commencement of the term and from time to time during the term of this lease may make such alterations, changes and improvements to the demised premises including structural changes as Tenant may consider necessary and desirable for its business. However, prior to the making of any such changes, alterations and improvements, Tenant shall submit plans and specifications to the Landlord for Landlord's approval and Landlord agrees that such approval shall not be unreasonably withheld.
Tenant shall make no alterations, additions, improvements or changes to the exterior of the demised premises without Landlord's prior written consent which Landlord agrees not to withhold unreasonably. In addition to the foregoing, Tenant, at its expense, may install on the outside walls of the demised premises at such place as Tenant may designate a night depository of design and manufacture selected by Tenant with illuminated sign thereon and a shute through the building wall to a safe within the demised premises and a mail drop and shute through the building wall to a receptacle within the demised premises all of which shall be maintained as to operation and repair by the Tenant and Landlord shall have no responsibility therefor, except that in the performance of any work of the outside walls of the building Landlord and its agents shall use reasonable care so as not to damage or injure or interfere with the operation and security of such depository and mail drop.

               C. Where furnished by or at the expense of Tenant, all furniture, furnishings and trade fixtures, including without limitation, murals, carpets, rugs, business machines and equipment, apparatus, vault door and vault door frame and vault lining, safe deposit equipment, counter screens, grillwork, cages, partitions, railings, closets, paneling, lighting fixtures and equipment, elevators, escalators and any other movable property, and all alterations, installations, additions and improvements installed by Tenant shall remain the property of Tenant who may, at its option, but need not, remove all or any part at or at any time prior to the expiration of the term of this lease, in which case Tenant shall restore the demised premises to good order and condition (normal wear and tear and damage by fire or other casualty excepted). Any property not so removed shall be deemed abandoned.

               D. In the event that Tenant is unable to secure the approval of the comptroller of the currency and Landlord is required to expend sums to complete the improvements contemplated in Schedule "A" hereof, then and in that event, Tenant shall indemnify and pay over to the Landlord an amount equal to the sum expended by the Landlord and Tenant's liability shall be limited to the payment of said sum only.

          8.   REPAIRS.
               -------
               Landlord shall make as and when needed all repairs to the interior and exterior of the demised premises and to the sidewalks and curbs, except repairs that may be occasioned by the lawful or negligent acts of the Tenant, its agents, servants, or employees. All such repairs shall be at the sole cost and expense of the Landlord. Tenant shall give Landlord notice of repairs and Landlord, within ten (10) days of the receipt of said notice of repair, shall promptly proceed to complete said repairs without interruption. Tenant shall, at its sole cost and expense make all repairs occasioned by its unlawful or negligent acts or those of its agents, servants or employees.

          9.   UTILITIES - SERVICES.
               --------------------
               Tenant agrees to pay for all services including heat, gas and electric services to the demised premises. Tenant's cost of heat, so long as there is not a separate heating system for the demised premises, shall be 40% of the total heating bills received by Landlord for the building of which the demised premises are part.

          10.  GLASS.
               -----
               Tenant covenants and agrees that it will, throughout the term of this lease and at its own cost and expense, repair and replace any and all damaged or broken window, door or other glass, together with the frames and supports thereof on the inside and outside of the demised premises, unless the same is damaged or broken as a result of Landlord's negligence or a casualty covered under Landlord's fire insurance policy with usual extended coverage endorsement.

          11.  COMPLIANCE WITH LAWS.
               --------------------
               A. Tenant, at its expense, shall comply with all laws, orders, ordinances, rules and regulations of federal, state, county and municipal authorities and with any direction made pursuant to law by any public officer or officers which, with respect to the use of the demised premises or to any abatement of nuisance, order or duty upon Landlord or Tenant regarding the demised premises or the use or occupation thereof arising from Tenant's use of the demised premises or from conditions which have been created by or at the instance of Tenant or required by reason of a breach of any of Tenants covenants or agreements hereunder.

               B. If Tenant should desire to contest the validity of any such law, order, ordinance, rule or regulation which Tenant by the provisions hereof is obligated to comply with then, provided that and so long as any contest does not adversely affect the building and/or other tenants therein and does not subject Landlord to the possibility of criminal prosecution, Tenant's at its expense, may carry on such contest, and non-compliance by it during such contest shall not be deemed a breach of this covenant provided that it shall indemnify and hold Landlord harmless against the cost thereof and against all liability for any damages, interest, penalties and expenses (including attorneys' fees) resulting from or incurred in connection with such contest or non-compliance.

          12.  COMPLIANCE (CERTIFICATE OF OCCUPANCY -
               --------------------------------------
               FIRE INSURANCE).
               ---------------
               A. Tenant shall not do or permit to be done any act or thing upon the demised premises which will invalidate or be in conflict with any Certificate of Occupancy or the terms of the New
York State standard form of fire insurance policies covering the building and the fixtures and property therein. Tenant, at its own expense, shall comply with all rules, orders regulations or requirements of the New York Board of Fire Underwriters or any other similar body having jurisdiction, and shall not knowingly do or permit to be done in or upon the demised premises or bring or keep anything therein or use the same in a manner which increased the rate of fire insurance upon the building or on any property or equipment of Landlord located therein over the rate in effect at the commencement date of this lease for use as a banking institution unless Tenant pays Landlord any resulting increase in premium on the first day of the month following receipt of notice from Landlord of such increase. However nothing herein contained shall limit or restrict Tenant's proper use of the demised premises for the purposes stated herein, or subject Tenant to any liability, other than payment of the increase in premium as above provided, by reason of its proper use of the demised premises for such purposes.

               B. In any dispute, action or proceeding wherein Landlord and Tenant are parties, a schedule or "make up" of rate for the building or the demised premises issued by the New York Fire Insurance Rating Organization, or other similar body making rates for fire insurance and extended coverage for the building or the demised premises, shall be presumptive evidence of the facts therein stated and of the several items and charges in the fire insurance rate then applicable to said premises.

               C. If any law, rule, order, regulation or requirement of any federal, state, county or municipal authority, or of the New
York Board of Fire Underwriters, New York Fire Insurance Rating Organization, or any other body having similar functions and exercising jurisdiction over the demised premises, shall require
Tenant to perform any work or meet any condition which Tenant may deem unfair, unreasonable, improper or otherwise burdensome, Tenant, at its expense, may contest the validity thereof, and, if non-compliance therewith shall not subject Landlord to prosecution for a criminal offense and does not adversely affect the building and/or other tenants, such non-compliance by the Tenant during such contest shall not be deemed a burden of the covenants herein, provided Tenant shall indemnify and hold harmless Landlord against the cost and expense thereof, and in addition thereto all liability for any damages, interest, penalties and expenses (including, but not limited to, reasonable attorney fees of landlord) resulting from or incurred in connection with such contest or non-compliance. Landlord, at its expense, may join in such contest, provided, however, that the conduct of any such proceeding shall be under the control and direction of Tenant.

          13.  HEAVY EQUIPMENT.
               ---------------
               Should Tenant move any safe, heavy machinery, heavy equipment, freight, bulky matter or heavy fixtures in or out of the building, Tenant shall do said work in full compliance with the Administrative Code of the City of Utica and other municipal requirements.

          14.  FIRE DAMAGE - FIRE INSURANCE.
               ----------------------------
               (A) If the building or the demised premises shall be partially or totally damaged or destroyed by fire or other casualty, then, whether or not the damage or destruction shall have resulted from the fault or neglect of Tenant, or its servants, employees, agents, visitors or licensees (and if this lease shall not have been cancelled as in this Article hereinafter provided). Landlord will repair the damage, and restore, replace, and rebuild the demised premises at its expense, with reasonable dispatch and continuity after notice to it of the damage or destruction; provided, however, that Landlord shall not be required to repair or replace any installations made by Tenant not covered by the insurance maintained by Landlord pursuant to paragraph F of this Article. If the demised premises shall be partially damaged or partially destroyed, the rent and additional rent payable hereunder shall be abated to the extent that the demised premises shall have been rendered untenantable or unfit for Tenant's use for the period from the date of such damage or destruction to the date that the damage shall be repaired or restored. If the demised premises or a major part thereof shall be total, or substantially totally, damaged or destroyed or rendered completely, or substantially completely, untenantable on account of fire or other casualty, the rent and additional rent shall completely abate as of the date of the damage or destruction and until Landlord shall repair, restore, replace and rebuild the demised premises; provided, however, that should Tenant reoccupy a portion of the demised premises for the purpose of conducting business with the public during the period the restoration work is taking place and prior to the date that the same is made completely tenantable in proportion to the part of the demised premises occupied by it. Nevertheless, in case of any damage or destruction mentioned in this Article, Tenant, in addition to and without waiver of any other rights or remedies available to it, may cancel this lease by written notice to Landlord, if Landlord has not completed the making of the required repairs and restored, replaced and rebuilt the demised premises within six (6) months from the date of such damage or destruction. The period herein fixed for the completion of the required repairs and restoration work shall be extended by the number of days lost (not to exceed, however, six (6) months) in the event such loss results from labor strikes, acts of God, or any other similar causes beyond the reasonable control of Landlord.

               (B) In the case the building or the demised premises shall be substantially damaged or destroyed by fire or other casualty at any time during the last year of the initial term or of any renewal term of this lease, and Tenant (if it has not previously done so) does not, within thirty (30) days after such event, exercise its option of renewal as elsewhere in this lease provided, then either Landlord or Tenant may cancel this lease upon written notice to the other party hereto given within sixty (60) days after such damage or destruction.

               (C) In addition if the building shall be totally or substantially totally damaged or destroyed by fire or other casualty at any time during the initial or any renewal term of this lease, Landlord shall within sixty (60) days after such damage or destruction give Tenant a notice in writing specifying whether Landlord intends in good faith to demolish or restore the building and if Landlord intends in good faith to demolish the building Landlord may cancel this lease upon written notice to the Tenant given within one hundred twenty (120) days after such damage or destruction.

               (D) In the event of the termination of this lease pursuant to the provisions of this Article, this lease shall expire as fully and completely on the date fixed in such notice of termination as if that were the date definitely fixed for the expiration of this lease, and the rent and additional rent shall be paid up to such termination date subject to abatement or apportionment as provided in paragraph A of this Article.

               (E) No damages, compensation or claim shall be payable by Landlord for inconvenience, loss of business or annoyance arising from any damage or destruction to, or repair or restoration of any portion of the demised premises or of the building. Landlord shall use its best efforts to effect such repair or restoration promptly and in such manner as not unreasonably to interfere with Tenant's occupancy.

               (F) Landlord, shall, throughout the term of this lease and any renewal thereof, at its expense, keep the building, other than Tenant's furniture, furnishings, trade fixtures or property removable by Tenant under the provisions hereof, insured against all loss or damage by fire, with extended coverage, in an amount equal to at least eighty percent (80%) of the full insurable value thereof (90% if fully sprinklered), exclusive of foundations, by policies containing the usual co-insurance clause.

               (G) In the event that the Landlord is required to rebuild pursuant to the terms and conditions of this Article by the Tenant, and such destruction or substantial destruction shall occur within the last year of the term of this lease, Landlord shall not be required to rebuild unless Tenant agrees to extend the term of this lease so that there would be remaining a minimum term of five (5) years. Such extended term to be on the same terms and conditions as herein contained and the rental then in effect.

          15.  SUBROGATION.
               -----------
               (A) Landlord agrees to use its best efforts to include in its fire insurance policies on the building appropriate clauses pursuant to which the insurance companies (i) waive all right of subrogation against Tenant with respect to losses payable under such policies and/or (ii) agree that such policies shall not be invalidated should the insured waive in writing prior to a loss any or all right of recovery against any party for losses covered by such policies. If Landlord at any time is unable to obtain in said policies either of the clauses described in the preceding sentence, Landlord shall, if possible, have Tenant named in such policies as one of the assureds, but should any additional premium be exacted for any such clause or clauses or naming, Landlord shall be released from the obligation hereby imposed unless Tenant shall agree to pay such additional premium. If Tenant shall be named as one of the assures in accordance with the foregoing, Tenant agrees to endorse promptly to the order of Landlord, without recourse, any check, draft or order for the payment of money representing the proceeds of any such policy or representing any other payment growing out of or connected with said policies, and Tenant does hereby irrevocably waive any and all rights in and to such proceeds and payments.

               (B) Tenant agrees to use its best efforts to include in its fire insurance policy or policies on its furniture, furnishings, fixtures and other property removable by Tenant under the provisions of this lease appropriate clauses pursuant to which the insurance company or companies (i) waive the right of subrogation against Landlord with respect to losses payable under such policy or policies and/or (ii) agree that such policy or policies shall not be invalidated should the insured waive in writing prior to a loss any or all right of recovery against any party for losses covered by such policy or policies. If Tenant is unable to obtain in such policy or policies either of the clauses described in the preceding sentence, Tenant shall if possible have Landlord named in such policy or policies as one of the assureds, but should any additional premium be exacted for any such clause or clauses or naming, Tenant shall be released from the obligation hereby imposed unless Landlord shall agree to pay such additional premium. If Landlord shall be named as one of the assureds in accordance with the foregoing, Landlord agrees to endorse promptly to the order of Tenant, without recourse, any check, draft, or order for the payment of money representing the proceeds of any such policy or representing any other payment growing out of or connected with said policies, and Landlord does hereby irrevocably waive any and all rights in and to such proceeds and payments.

               (C) Provided that Landlord's right of full recovery under its policy or policies aforesaid is not adversely affected or prejudiced thereby, Landlord hereby waives any and all rights of recovery which it might otherwise have against Tenant, its servants, agents and employees, for loss or damage occurring to the building to the extent of insurance proceeds collected by Landlord from Landlord's insurance, notwithstanding that such loss or damage may result from the negligence or fault of Tenant, its servants, agents or employees. Provided that Tenant's right at full recovery under its aforesaid policy or policies is not adversely affected or prejudiced thereby, Tenant hereby waives any and all right of recovery which it might otherwise have against Landlord, its servants, agents and employees, for loss or damage to Tenant's furniture, furnishings, fixtures and other property removable by Tenant under the provisions hereof to the extent that same is covered by Tenant's insurance, notwithstanding that such loss or damage may result from the negligence or fault of Landlord, its servants, agents or employees.

               (D) Landlord and Tenant each agree to advise the other promptly as to the language of the clauses included in their respective insurance policies pursuant to paragraphs A and B above and if such clauses cannot be obtained to furnish the other with certificate copies of such policies showing the naming of the other as one of the assureds. Landlord and Tenant each also agree to notify the other promptly of any cancellation or change of the terms of any such policy which would affect such clauses or naming. All such policies shall, to the extent available, contain agreements by the insurers that such policies shall not be cancelled without at least ten (10) days' notice to both Landlord and Tenant. All such policies which name both Landlord and Tenant as assureds shall, to the extent available, contain agreements by the insurers to the effect that no act or omission of any named assureds will invalidate the policy as to the other named assureds.

          16.  ENTRY.
               -----
               After the commencement of the term of this lease, with the consent of Tenant which Tenant agrees it will not unreasonably delay or withhold, Landlord, at its sole expense, may erect, use and maintain pipes and conduits in and through the demised premises, provided that same are installed and concealed behind the walls and ceilings of the demised premises (to the extent that they are now concealed or are subsequently concealed by Tenant's alterations) and are installed at such times and by such methods as will not materially interfere with or impair Tenant's use of the demised premises or damage the appearance thereof. Landlord shall have the right to enter the demised premises during banking hours to make emergency repairs as in the Landlord's opinion are necessary, and outside of banking hours for such other repairs or alterations as Landlord deems desirable for the proper operation of the building. Landlord shall be allowed to take all material into and upon the demised premises that may be required for such repairs or alterations (but only as or when needed for immediate use) without the same constituting an eviction of Tenant in whole or in part, and the rent reserved shall in no wise abate except as otherwise provided in this lease while such repairs or alterations are being made, by reason of loss or interruption of the operations of Tenant, provided Landlord proceeds with diligence and continuity to complete the same. During banking hours, Landlord shall also have the right to enter the demised premises (other than vaults or other enclosures for the deposit of money, securities or other valuable papers) for the purpose of inspecting them or exhibiting them to purchasers or lessees of the entire building or to prospective mortgagees of the fee or of Landlord's interest in the property of which the demised premises are a part or to prospective assignees of any such mortgages or to the holder of any mortgage on the Landlord's interest in the property, its agents or designees. Except as otherwise expressly provided in this lease, neither the right and authority hereby reserved, nor the exercise thereof, shall impose nor does Landlord assume by reason thereof, any responsibility or liability for the care or supervision of the demised premises; nor shall such right of access be considered as exercising control of the demised premises; nor shall same obligate Landlord to make repairs or improvements not otherwise required under this lease.

               During the three (3) months prior to the expiration of the term of this lease, Landlord may exhibit the demised premises (other than vaults or other enclosures for the deposit of money, securities or other valuable papers) to prospective tenants, but no notices of "To Let" or "For Sale" or the like shall be placed in or about the demised premises at any time.

               Tenant reserves the right to require that Landlord, or any representative, agent or employee of Landlord, shall be accompanied while examining the demised premises or doing work therein by a representative, agent or employee of Tenant and Tenant agrees promptly to furnish such agent, representative or employee upon request.

          17.  RESTRICTION OF ENTRY.
               --------------------
               Notwithstanding anything to the contrary in this lease contained, Landlord and adjoining owner or municipality or any of their agents, servants, employees or contractors shall not be permitted to enter into any cage or other part of the demised premises where money, securities or valuables are kept, at any time for any purpose, unless accompanied by a representative of Tenant who shall be designated by proper authority of Tenant, and Tenant agrees to furnish such representatives promptly upon request.

          18.  BANKRUPTCY.
               ----------
               (A) If at any time hereafter there shall be filed by or against the Tenant then in possession in any Court, pursuant to any statute either of the United States or of any state a petition in bankruptcy or insolvency, or for reorganization, or for the appointment of a receiver or trustee of all or a portion of such Tenant's property, or it the Tenant in possession makes an assignment for the benefit of creditors or petitions for or enters into an arrangement with creditors, this lease, at the option of Landlord exercised within a reasonable time after notice of the happening of any one or more of such events, may be cancelled and terminated by notice by Landlord, and in such event neither the Tenant in possession nor any person claiming through or under such Tenant by virtue of any statute or of an order of any court shall be entitled to possession or to remain in possession of the demised premises but shall forthwith quit and surrender the demised premises.

               (B) In the event that there shall be instituted against Tenant an involuntary proceeding for insolvency, bankruptcy or reorganization, or any other relief described in paragraph A of this Article, and a decree granting such relief shall be entered in a court having jurisdiction, Tenant shall have ninety (90) days in which to vacate or stay the same before Landlord shall have any right to terminate this lease.

               (C) In the event of the termination of this lease pursuant to paragraph A of this Article, Landlord shall forthwith notwithstanding any other provisions of this lease to the contrary, be entitled to recovery from Tenant as and for liquidated damages an amount equal to the difference between the rent reserved hereunder for the unexpired portion of the term of this lease and the rental value of the demised premises, if lower than the rent reserved at the time of termination, for the unexpired portion of the term of this lease, both discounted at the rate of four percent (4%) per annum to present worth. Nothing herein contained shall limit or prejudice the right of Landlord to prove for and obtain as liquidated damages by reason of such termination an amount equal to the maximum allowed by any statute or rule of law in effect at the time when, and governing the proceedings in which, such damages are to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above. In determining rental of value of the demised premises, the rent realized by any re-letting, if such reletting be accomplished by Landlord within a reasonable time after termination of this lease, shall be deemed prima facie to be the rental value.

          19.  DEFAULTS.
               --------
               (A) If Tenant shall default in fulfilling any of the covenants of this lease other than the covenants for the payment of rent or additional rent and the same shall continue for a period of sixty (60) days after written notice thereof from Landlord specifying such default, and hereafter shall continue beyond such period as may be reasonably necessary to do the work required to correct such default and Tenant is not diligently occupied in correcting the same, or, if the demised premises shall become vacant for more than ninety (90) days or deserted, or if any execution or attachment shall be issued against Tenant or any of its property whereupon the demised promises shall be taken or occupied by someond other than Tenant, and the same shall not be bonded and/or dismissed or discharged as promptly as may be under the circumstances, Landlord way give thirty (30) days' notice of intention to end the term of this lease, and thereupon at the expiration of said thirty
(30) days the term of this lease shall expire as fully and completely as if that day were the day herein definitely fixed for the expiration of said term, and Tenant shall then quit and surrender the demised premises, but shall remain liable as hereinafter provided.

               (B) If the notice provided for in paragraph A of this article shall have been given and the term hereof shall expire as aforesaid, or if Tenant shall continue in default in the payment of the rent reserved herein or any item of additional rent herein mentioned or any part of either after thirty (30) days after notice thereof by Landlord, or in making any other payment herein provided after thirty (30) days after notice thereof by Landlord, then and in any such events, Landlord may without notice re-enter the demised premises, either by force or otherwise, and dispossess Tenant and the legal representative of Tenant or other occupant of the demised premises by summary proceedings or otherwise and remove their effects and hold the demised premises as if this lease had not been made; and Tenant hereby waives the service of notice of intention to re-enter or to institute legal proceedings to that end. If Tenant shall make default hereunder prior to the date fixed as the commencement of any renewal or extension of this lease, and Tenant shall fail to cure such default within the time provided therefor and Landlord shall thereby become entitled to and shall terminate this lease or re-enter and dispossess Tenant, then Landlord may cancel and terminate such renewal or extension by written notice.

               (c) In case of any such default, termination re-entry, expiration and/or dispossess by summary proceedings or otherwise: (1) the rent shall become due thereupon and be paid up to the time of such re-entry, dispossess and/or expiration, together with such expenses as Landlord may incur for reasonable legal expenses and attorneys' fees, brokerage and/or putting the demised premises in good order or for preparing the same for re-rental; (2) Landlord may re-let the demised premises or any part or parts thereof, either in its own name or otherwise, for a term or terms which may, at its option, be shorter or longer than the period which would otherwise have constituted the remainder of the term of this lease and may grant concessions or free rent, only to such extent as Landlord, in Landlord's reasonable judgment, considers advisable and necessary to re-let the same; and (3) Tenant or its successors shall also pay to Landlord as liquidated damages for the failure of Tenant to observe and perform its covenants herein contained any deficiency between the rent hereby reserved and the net amount, if any, of the rents collected on account of the lease or leases of the demised premises for each month of the period which would otherwise have constituted the remainder of the term of this lease. In computing such liquidated damages, there shall be added to said deficiency such reasonable expenses as Landlord may incur in connection with re-letting, such as reasonable legal expenses and attorneys' fees, brokerage, and for keeping the demised premises in good order, or for preparing the same for re-letting. Any such liquidated damages shall be paid in monthly installments on the rent day specified in this lease and any suit brought to collect the amount of the deficiency for any month shall not prejudice in any way the rights of Landlord to collect the deficiency for any subsequent month by a similar proceeding. Landlord, at its option, may make such alterations, repairs, replacements and decorations in the demised premises as Landlord in its reasonable judgment considers advisable and necessary for the purpose of re-letting the demised premises, and the making of such alterations and decorations shall not operate or be construed to release Tenant from liability hereunder.
Landlord shall in no event be liable in any way whatsoever for failure to re-let the demised premises, or, in the event that the demised premises sublet, for reasonable failure to collect the rent thereof under such re-letting. In the event of a breach or threatened breach by Tenant of any of the covenants or provisions of this lease, Landlord shall have the right of injunction and the right to invoke any remedy allowed at law or in equity as if re-entry, summary proceedings and other remedies were not herein provided for. Mention in this lease of any particular remedy shall not preclude Landlord from any other remedy in law or in equity. Tenant hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event of Tenant being evicted or dispossessed for any cause, or in the event of Landlord obtaining possession of the demised premises by reason of the violation by Tenant of any of the covenants and conditions of this lease, or otherwise.

          20.  SIGNS.
               -----
               Tenant may erect, display and maintain in the demised premises and on the exterior walls of the demised premises and windows and doors of the demised premises, and substitution from time to time such signs, displays, lettering and plaques, illuminated or otherwise, as are customarily used in the conduct of its banking business in its other branches located in building of similar character. Tenant, if the law permits, may also erect display and maintain, and substitute from time to time, a sign extending at right angles from the building. Tenant shall comply with all governmental laws and ordinances in the erection, display and maintenance of said signs, and shall obtain any necessary licenses or permits at its expense. Said signs, however, shall not extend above the first floor level without securing the prior written consent of the Landlord.

          21.  SUBORDINATION - NON - DISTURBANCE.
               ---------------------------------
               (A) This lease is subject and subordinate to any and all ground, overriding and/or underlying leases and to the lien of any and all mortgages on the fee and/or on the ground, overriding and/or underlying leases, now or hereafter affecting the land and/or building, and to any and all renewals, modifications, consolidations, replacements and extensions of such ground, overriding, underlying leases and/or mortgages. The term "mortgage" shall include trust indentures.

               (B) The foregoing subordination provision with respect to ground, overriding and/or underlying leases, is subject to the express conditions that so long as Tenant is not in default in the payment of rent or additional rent or any other covenant or condition of this lease for longer than respective periods herein provided, (i) its rights as Tenant hereunder shall not be affected or terminated, (ii) its possession of the demised premises shall not be disturbed, (iii) no action or proceeding shall be commenced to remove or evict Tenant, and (iv) this lease shall at all times continue in full force and effect notwithstanding the termination or expiration of any ground, overriding and/or underlying lease prior to the expiration or termination of this lease.

               (C) The foregoing provision with respect to mortgages is subject to the express condition that so long as Tenant is not in default in the payment of rent or additional rent or any of the other covenants and conditions of this lease for longer than the respective periods provided herein, its rights as Tenant hereunder shall not be terminated and the possession of Tenant shall not be disturbed by any mortgagee or by any proceedings on the debt which any such mortgage secures or by virtue of a right or power contained in any such mortgage or the bond or note secured thereby and that any sale or foreclosure will be subject to this lease.

               (D) The provisions of this article shall be self operative and no further instrument of subordination shall be required by the holders of any interest to which this lease is subordinate. Each party agrees, however, whenever requested so to do upon reasonable notice to it by the other, to execute such instruments confirmatory of the provisions of this article as the party requesting the same may require.

               (E) Landlord represents that there is no ground, overriding or underlying lease now in effect with respect to the property of which the demised premises are a part and Landlord agrees to use its best efforts to obtain from the holder or holders of any and all mortgages now affecting said premises a non-disturbance agreement for the benefit of Tenant containing substantially the language contained in paragraph C of this article.

          22.  ARBITRATION.
               -----------
               In each case specified in this lease in which it shall become necessary to resort to arbitration, such arbitration shall be determined as provided in this article. The party desiring such arbitration shall give written notice to that effect to the other party, specifying in said notice the name and address of the person designated to act as arbitrator on its behalf. Within fifteen
(15) days after the service of such notice, the other party shall give written notice to the first party, specifying the name and address of the person designated to act as arbitrator on its behalf. The arbitrators so chosen shall meet within ten (10) days after the second arbitrator is appointed and if, within thirty (30) days after the second arbitrator is appointed, the said arbitrators shall not agree upon the question in dispute, they shall themselves appoint a third arbitrator who shall be a competent and impartial person; and in the event of their being unable to agree upon such appointment within ten (10) days after the time aforesaid, the third arbitrator shall be selected by the parties themselves if they can agree thereon within a further period of fifteen (15) days. If the parties do not so agree, then either party, on notice to the other may request such appointment by the American Arbitration Association. The decision of the arbitrators so chosen shall be given within a period of thirty (30) days after the appointment of such this arbitrator. The decision in which any two arbitrators so appointed and acting hereunder concur shall in all cases be binding and conclusive upon the parties. If the party receiving a notice of arbitration from the other party, as hereinbefore provided, shall fail to timely and duly choose its arbitrator, then the decision on the issue shall be made by the arbitrator chosen by the party initiating the arbitration, and his determination shall be binding and conclusive upon the parties. Each party shall pay the fees and expenses of the one of the two original arbitrators appointed by such party; and the fees and expense of the third arbitrator, if any, shall be borne equally by both parties. If the issue should be determined by a single arbitrator, as above provided, his fees and expenses shall be born equally by both parties.

          23.  SURRENDER.
               ---------
               Tenant covenants on the last day of the term hereby demised, or of any renewal thereof, or of any sooner termination thereof, as in this lease provided, peaceably and quietly to surrender and yield up to Landlord the entire demised premises including all improvements thereon, except as otherwise expressly provided in this lease, the interior of said premises to be in good order and condition, reasonable wear and tear and damage by fire or other casualty excepted. Tenant shall nevertheless repair any damage or injury to the demised premises, its fixtures, appurtenances or equipment caused by Tenant moving its property out of the building or by the removal of its trade fixtures, removable partitions, furniture or equipment.

          24.  LANDLORD'S REMEDIES.
               -------------------

               Whenever in this lease any sum, item or charge shall be designated or considered as additional rent, Landlord shall have the same rights and remedies for the nonpayment there of as Landlord would have for the nonpayment of the fixed rent herein stipulated and provided for to be paid by Tenant. It is expressly covenanted that the various rights and remedies given to Landlord in this lease are distinct, separate and cumulative remedies, and that no one of them, whether or not exercised by Landlord, shall be deemed to be in exclusion of any of the others or of such other right, remedies, powers, options or elections as are now, or may hereafter be conferred upon Landlord by law or under this lease.

          25.  NO WAIVER.
               ---------
               One or more waivers of any covenant or condition by Landlord shall not be construed as a waiver of a subsequent breach of the same or any other covenant or condition, and the consent or approval by Landlord to or of any act by Tenant requiring Landlord's consent or approval shall not be construed to waive or render unnecessary Landlord's consent or approval to or of any subsequent similar act by Tenant. The receipt of Landlord of rent with knowledge of the breach of any covenant of this lease shall not be deemed a waiver of such breach. No provision of this lease shall be deemed to have been waived by Landlord. No payment by Tenant or receipt by Landlord of a lesser amount than the monthly rent or the additional rent herein provided for shall be deemed to be other than on account of the earliest stipulated rent or additional rent, nor shall any endorsement or statement on any check or any letter accompanying any check or payment be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or additional rent or pursue any other remedy in this lease provided.

          26.  QUIET ENJOYMENT.
               ---------------
               Landlord covenants and agrees that upon Tenant's paying the rent and additional rent and performing and observing the covenants and provisions of this lease on its part to be performed and observed, Tenant shall peaceably and quietly enjoy the demised premises, subject, nevertheless, to the terns and conditions of this lease. This covenant shall not be deemed to be a personal covenant by Landlord, except as to Landlord's interest in the demised premises and so long as such interest continues, and thereafter it shall be deemed to be a covenant binding upon subsequent owners of the demised premises and/or successors in the interest of landlord to the extent of their interest as and when they shall acquire the same, and so long as they may remain such owners and/or successors in interest.

          27.  JURY WAIVER.
               -----------
               It is mutually agreed by and between Landlord and Tenant that, to the extent permitted by law, the respective parties hereto shall and they hereby do waive trial by jury in any action, proceeding or counterclaim brought by either party against the other on any matters whatsoever arising out of or in any way connected with this lease, the relationship of Landlord and Tenant, and Tenant's use or occupancy of the demised premises

          28.  NOTICES.
               -------
               Except as otherwise in this lease specifically provided, a notice of communication which either party is required to give to the other shall be in writing by registered or certified mail, return receipt requested, addressed to the other at the address below set forth or to such other address as either party may from time to time direct by written notice given in the manner herein prescribed, and the time of mailing such notice or communication shall be deemed to be the time when such notice is given:

                           TO THE LANDLORD:    GEN-FAY, INC.
                                               424 Columbia Street
                                               Utica,  New York

                           TO THE TENANT:      CITIBANK (CENTRAL) N.A.
                                               329 South Warren Street
                                               Syracuse, New York 13202


          29.  ADJOINING STORES - OPTION TO LEASE.
               ----------------------------------
               Landlord agrees that in the event any of the stores and basements, if any, thereunder immediately adjoining the demised premises (each such store and basement being hereinafter called the "adjoining store"), shall become available for leasing during the initial term or any renewal term (if exercised) of this lease, Landlord shall promptly notify Tenant of the availability of such store and Tenant shall have thirty (30) days after Landlord's notice within which to notify Landlord that it elects to lease such adjoining store for the balance of the initial term or renewal term, as the case may be, of this lease at a rental to be agreed upon or, if the parties cannot agree, at the then fair market rental value to be determined by arbitration pursuant to Article 22 hereof. In the event that Tenant exercises its option, Landlord and Tenant shall promptly enter into a lease of the adjoining store at the rental and for the initial term as aforesaid and otherwise upon the same terms and conditions as contained in this lease including, but not limited to the provisions of Article 31 hereof with respect to renewal options and the provisions of Article 4 hereof with respect to tax participation, except that the base year for tax participation shall be the fiscal tax year in which the term of said lease commences and Tenant's share of tax increases or decreases shall be a percentage, based upon total space occupied by the tenant as to total space of the first and second floor of the building, and except that said lease of the adjoining store shall not contain any further option to lease. Said lease of the adjoining store shall also give Tenant the right, at its expense, to combine the adjoining store and the premises demised under this lease into a single store by installing connecting doors or arches in the dividing wall or by removing the dividing wall to the extent possible without impairing the structural strength of the building. The initial term and the rental under said lease of the adjoining store to be entered into between Landlord and Tenant shall not commence until the date Landlord delivers possession thereof to tenant free and clear of all occupancies and tenancies and in a broom clean condition with the fixtures and installations of the prior occupant removed. The provisions of this article shall apply to each of said adjoining stores as the same shall become available for leasing, whether or not Tenant has exercised its option hereunder with respect to any such store which earlier became available and shall apply to each such store whenever and so often as it shall become available for leasing even though Tenant has previously failed to exercise its option hereunder with respect to such store. However, if Tenant fails to exercise its option hereunder with respect to an adjoining store within the thirty (30) day period above mentioned, Landlord shall be free to lease said store to another tenant upon such terms and for such period as Landlord shall see fit. Landlord agrees not to renew the present tenant's leases of said stores, except pursuant to renewal options, if any, now contained in said leases, without first offering the stores to Tenant pursuant to this article.

          30.  TENANT'S RIGHT TO CANCEL.
               ------------------------
               Tenant represents and warrants that it has made application to the Comptroller of the Currency of the United States of America (herein called "Comptroller") for approval of the establishment and operation of a branch office for banking purposes in the demised premises. Landlord agrees that Tenant may cancel this lease by written notice given to Landlord on or before August 15, 1974, provided Tenant has used its best efforts to obtain the above mentioned approval of the Comptroller and such approval has been denied or has not been obtained and Tenant in good faith believes that further efforts to obtain such approval will be useless. If such approval of the Comptroller has not been obtained within the aforementioned period, and if Tenant application therefor is still pending, Landlord agrees upon Tenant's request to grant an extension for the period of an additional two (2) months of Tenant's right to cancel pursuant to the foregoing provisions of this article.

          31.  RENEWAL OPTIONS.
               ---------------
               Landlord hereby gives and grants and demises to Tenant options for the renewal and renewals of this lease as in this article set forth.

               (A) If immediately prior to the expiration of the initial term, this lease shall be in full force and effect and provided Tenant, not less than ninety (90) days prior to the expiration of said initial term, shall have given to Landlord a written notice of the election of Tenant to accept a first renewal of this lease, then, upon the expiration of said initial term, Landlord shall grant to Tenant and Tenant shall accept a first renewal of this lease. Said first renewal shall be for a further term (herein referred to as the "First Renewal Term") of five (5) years from the date of expiration of the initial term and shall be on like covenants, agreements, terms and provisions, except that the annual rent for the First Renewal Term shall be fixed by agreement not later than thirty (30) days prior to the date on which the first monthly installment of such annual rent shall first become payable, or, if Landlord and Tenant cannot agree by that time, then by arbitration pursuant to the provisions of Article 22 of this lease at the than fair market rental value of the demised premises for the renewal term exclusive of fixtures, equipment and improvements installed or erected by Tenant. Such provisions of this lease as are pertinent only to the initial term of this lease shall not be carried over into any renewal.

               (B) If immediately prior to the expiration of the First Renewal Term, this lease shall be in full force and effect, and provided Tenant, not less than ninety (90) days prior to the expiration of the First Renewal Term, shall have given to Landlord a written notice of the election of Tenant to accept a second renewal of this lease, then, upon the expiration of the First Renewal Term Landlord shall grant to Tenant and Tenant shall accept a second renewal of this lease. Said second renewal shall be for a further term (hereinafter referred to as the "Second Renewal Term") of five
(5) years from and after the expiration of the First Renewal Term and shall be on like covenants, agreements, terms, provisions and conditions, as those upon which the First Renewal Term was effected, excepting that the annual rent for the Second Renewal Term shall be fixed by agreement not later than thirty (30) days prior to the date on which the first installment of such annual rent shall first become payable, or, if Landlord and Tenant cannot agree by that time, then by arbitration pursuant to the provisions of this lease at the then fair market rental value of the demised premises for the renewal term exclusive of fixtures, equipment and improvements installed or erected by Tenant.

               (C)  If the annual fixed rent for the First Renewal

Term or the Second Renewal Term shall not have been fixed on or prior to the date the same shall first become payable, Tenant shall pay an interim fixed rental at the rental rate last in effect until the arbitration shall have been completed, after which Landlord and Tenant shall make appropriate adjustment of such interim rent, such adjustment to be as of the commencement date of the respective renewal term.

          32.  ENTIRE AGREEMENT.
               ----------------
               This lease sets forth all of the promises, agreements, conditions and understandings between Landlord and Tenant relative to the demised premises, and there are no promises, agreements, conditions and understandings, between Landlord and Tenant relative to the demised premises, and there are no promises, agreements, conditions, understandings, warranties or representations, oral or written, expressed or implied, between them other than as herein set forth. Any executory agreement hereafter made shall be ineffective to change, waive, modify, discharge, terminate or effect an abandonment of this lease in whole or in part unless such executory agreement is in writing and signed by the party against whom such change, waiver, modification, discharge, termination or abandonment is sought to be enforced.

          33.  SUCCESSORS AND ASSIGNS.
               ----------------------
               The covenants and agreements herein contained shall be binding upon and inure to the benefit of Landlord and Tenant and except as otherwise provided in Article 6 hereof their respective successors and assigns.

          34.  ADDITIONAL RENT.
               ---------------
               In the event Tenant shall default in making any payment or performing any act required of it under this lease, landlord shall have the right, but not the obligation, to make such payment or perform such act and, upon making such payment or paying the cost of such act and the Landlord giving the Tenant notice of such payment, the amount thereof shall be deemed additional rent due and payable on the first day of the month following Tenant's receiving such notice.

     IN WITNESS WHEREOF, the parties hereto have duly executed this lease as of the day and year first above written.

                                        GEN-FAY, INC.

                                        BY:  Philip Rosen
                                             ------------
                                             (landlord)

                                        CITIBANK (CENTRAL) N.A.

                                        BY:  Michael R. Kellans
                                             ------------------
                                             (tenant)

                    ADDENDUM TO A LEASE AGREEMENT DATED
                    -----------------------------------
                    THE 31ST DAY OF MAY, 1974, BETWEEN
                    ----------------------------------
                    GEN-FAY, INC. AND CITIBANK (CENTRAL)
                    ------------------------------------
                    N.A.
                    ----

          WHEREAS, GEN-FAY, INC., as Landlord and CITIBANK (CENTRAL) N.A., as Tenant have entered into a Lease Agreement dated the 31st day of May, 1974, and

          WHEREAS, the parties desire to make certain changes, additions and amendments to said Lease Agreement and

          NOW for and in consideration of the sum of ONE DOLLAR
($1.00), payment of which is hereby waived by both parties,

          IT IS HEREBY AGREED AS FOLLOWS:

          PARAGRAPH MARKED AND NUMBERED "9" of the Lease is hereby
          --------------------------------------------------------
amended by adding to the end thereof the following:
---------------------------------------------------
          Landlord agrees that It shall reasonably keep the sidewalks abutting the demised premises clean and free from ice and snow.

          PARAGRAPH MARKED AND NUMBERED "10" of the Lease is hereby
          ---------------------------------------------------------
amended by adding to the end thereof the following:
---------------------------------------------------
     In which event Landlord shall pay for the cost of such repair and/or replacement.

          SAID LEASE SHALL BE AMENDED BY ADDING A NEW AND SEPARATE
          --------------------------------------------------------
PARAGRAPH THEREOF WHICH SHALL BE AS FOLLOWS:
--------------------------------------------
          Tenant shall during the entire term thereof keep in full force and effect a policy of public liability and property damage insurance with respect to the leased premises and the business operated by Tenant in which the limits of public liability shall be not less than $100,000 per person and $300,000 per accident and in which the property damage liability shall be not less than $50,000.

                                        GEN-FAY, INC.

                                        By: Philip Rosen
                                            ------------
                                            (Landlord)

                                        CITIBANK (CENTRAL) N.A.

                                        By: Michael R. Kellans
                                            ------------------
                                            (Tenant)

                                   EXHIBIT 12

                      Ratio of Earnings to Fixed Charges

STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
------------------------------------------------------------------------------------------------
December 31,                                1995        1994        1993        1992        1991
------------------------------------------------------------------------------------------------
(In thousands of dollars)
Fixed Charges
 Amortization of Debt Expense            $     4     $     4     $     4     $     4     $     4

 Interest Expense on Long-Term Debt          457         908         853         595         576
------------------------------------------------------------------------------------------------
    Total Fixed Charges for Ratio
      excluding Interest Charges on
      Deposits and Short-Term
      Borrowings                             461         912         857         599         580
 Interest Charges on Deposits and
   Short-Term Borrowings                  34,383      24,834      22,347      26,600      37,718
------------------------------------------------------------------------------------------------
   Total Fixed Charges for Ratio
    including Interest Charges on
    Deposits and Short-Term
    Borrowings                            34,844      25,746      23,204      27,199      38,298
------------------------------------------------------------------------------------------------
Earnings
 Income from Continuing Operations
   before Provision for Income Taxes      15,085       9,990      13,859      13,562      10,307
 Fixed Charges excluding Interest
    Charges on Deposits and Short-Term
    Borrowings                               461         912         857         599         580
------------------------------------------------------------------------------------------------
Total Earnings for Ratio excluding
    Interest Charges on Deposits and
    Short-Term Borrowings                 15,546      10,902      14,716      14,161      10,887
 Interest Charges on Deposits and
   Short-Term Borrowings                  34,383      24,834      22,347      26,600      37,718
------------------------------------------------------------------------------------------------
Total Earnings for Ratio including
    Interest Charges on Deposits and
    Short-Term Borrowings                $49,929     $35,736     $37,063     $40,761     $48,605
------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges
 Excluding Interest Charges on Deposits
   and Short-Term Borrowings              108.3x       39.2x       43.2x       68.0x       83.8x
------------------------------------------------------------------------------------------------
 Including Interest Charges on Deposits
   and Short-Term Borrowings                1.5x        1.4x        1.6x        1.5x        1.3x
------------------------------------------------------------------------------------------------

CORPORATE INFORMATION

CORPORATE HEADQUARTERS
NBT Bancorp Inc.
52 South Broad Street
Norwich, NY 13815
607 337-6000


DESCRIPTION OF BUSINESS
NBT Bancorp Inc. is a bank holding company formed in May 1986 under the laws of the State of Delaware. Its principal subsidiary is NBT Bank, N. A., which serves an eight-county area in central and northern New York from 39 community banking locations. The bank is a full-service financial institution which provides a broad range of financial products, including demand and time deposits, mortgage, consumer, commercial, and agricultural loans. NBT Bank also offers a full complement of business and personal trust services.

STOCK INFORMATION
NBT Bancorp Inc. shares are traded on the NASDAQ National Market System under the symbol NBTB. Several member firms of the New York Stock Exchange and market makers in various listed securities act as principals of NBT Bancorp Inc. stock. Principal market makers include: Advest; Cowen & Co.; Dean, Witter, Reynolds; First Albany Corp.; Guilford Securities; Herzog, Heine, Geduld, Inc.; Huntleigh Securities, Inc.; McConnell, Budd & Downes, Inc.; Moors & Cabot, Inc.; Ryan Beck & Co., Inc.; and M.A. Schapiro & Co. Inc.
       As of December 31, 1995, NBT Bancorp Inc. had 3,768 stockholders of record.
       Requests for Financial Information, including our Form 10-K filed each year with the Securities and Exchange Commission, should be directed to the addressee below. Copies of exhibits to documents filed with the Securities and Exchange Commission are available upon payment of reproduction costs.

Joe C. Minor
Vice President, Chief Financial Officer and Treasurer
52 South Broad Street
Norwich, NY 13815


For stockholders who receive more than one copy of reports and communications from the Company, and who wish to help us control our mailing costs, we encourage you to contact us with changes.

STOCK REGISTRAR AND TRANSFER AGENT
American Stock Transfer and Trust Company
40 Wall Street
New York, NY 10005


ANNUAL MEETING
The Annual Meeting of stockholders will be held at 11 a.m. Saturday, April 20, 1996 at Norwich High School, Midland Drive, Norwich, NY
13815. Stockholders are invited and encouraged to actively participate in the meeting, either in person, or by proxy.

[unnumbered, located inside of the front cover flap]

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

     The Board of Directors has appointed an Audit Committee composed entirely of directors who are not employees of the Company. The Audit Committee is responsible for recommending to the Board the independent auditors to be retained for the coming year, subject to stockholder ratification. The Audit Committee meets periodically, both jointly and privately, with the independent auditors, with our internal auditors, as well as with representatives of management, to review accounting, auditing, internal control structure and financial reporting matters. The Committee reports to the Board on its activities and findings.

Daryl R. Forsythe
President and Chief Executive Officer


Joe C. Minor
Vice President,
Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
NBT Bancorp Inc.:

     We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1995, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP


Syracuse, New York
January 12, 1996

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------
DECEMBER 31,                                                    1995                1994
-----------------------------------------------------------------------------------------
(in thousands, except per share amounts)

ASSETS
Cash and due from banks                                   $   44,379          $   43,410
Loans available for sale                                       6,089              10,921
Securities available for sale                                393,536             108,477
Securities held to maturity
  (market value-$40,306 and $261,913)                         40,311             272,466
Loans:
  Commercial and agricultural                                247,320             215,380
  Real estate mortgage                                       120,972             129,275
  Consumer                                                   220,093             230,063
-----------------------------------------------------------------------------------------
    Total loans                                              588,385             574,718
  Less allowance for loan losses                               9,120               9,026
-----------------------------------------------------------------------------------------
  Net loans                                                  579,265             565,692
Premises and equipment, net                                   16,467              15,383
Intangible assets, net                                        11,551               9,862
Other assets                                                  14,668              18,346
-----------------------------------------------------------------------------------------
TOTAL ASSETS                                              $1,106,266          $1,044,557
-----------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Interest bearing                                        $  741,805          $  669,007
  Noninterest bearing                                        131,227             122,436
-----------------------------------------------------------------------------------------
    Total deposits                                           873,032             791,443
Short-term borrowings                                        115,945             140,587
Long-term debt                                                 3,012               8,734
Other liabilities                                              6,233               5,486
-----------------------------------------------------------------------------------------
  Total liabilities                                          998,222             946,250
Commitments and contingencies
Stockholders' equity:
  Preferred stock, no par, stated value $1.00;
    shares authorized-2,500,000 in 1995,
    2,000,000 in 1994                                              -                   -
  Common stock, no par, stated value $1.00;
    shares authorized-12,500,000 in 1995,
    10,000,000 in 1994; issued 8,442,314
    and 8,452,099                                              8,442               8,050
  Capital surplus                                             75,464              69,669
  Retained earnings                                           24,076              25,446
  Unrealized gain (loss) on securities available
  for sale, net of income tax effect                           2,822              (4,273)
  Common stock in treasury, at cost
    (170,275 and 36,130 shares)                               (2,760)               (585)
-----------------------------------------------------------------------------------------
  Total stockholders' equity                                 108,044              98,307
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $1,106,266          $1,044,557
-----------------------------------------------------------------------------------------
See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                          1995             1994             1993
-------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
Interest and fee income:
Loans                                                         $53,057          $48,815          $50,043
Securities held to maturity--taxable                           13,154           11,878           10,223
Securities held to maturity--tax exempt                         1,366            1,160            1,070
Assets available for sale                                       9,768            8,564            5,300
Other                                                              55               21              321
-------------------------------------------------------------------------------------------------------
    Total interest and fee income                              77,400           70,438           66,957
-------------------------------------------------------------------------------------------------------
Interest expense:
Deposits                                                       29,683           21,483           21,738
Short-term borrowings                                           4,700            3,351              609
Long-term debt                                                    457              908              853
-------------------------------------------------------------------------------------------------------
    Total interest expense                                     34,840           25,742           23,200
-------------------------------------------------------------------------------------------------------
Net interest income                                            42,560           44,696           43,757

Provision for loan losses                                       1,553            3,071            2,281
-------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            41,007           41,625           41,476

Noninterest income:
Trust income                                                    2,439            2,511            2,983
Service charges on deposit accounts                             2,995            3,032            2,998
Securities gains                                                  145              555            1,573
Other income                                                    1,523              941            2,127
-------------------------------------------------------------------------------------------------------
    Total noninterest income                                    7,102            7,039            9,681
-------------------------------------------------------------------------------------------------------
Noninterest expense:
Salaries and employee benefits                                 16,309           16,157           16,202
Net occupancy expense                                           2,361            2,295            2,102
Equipment expense                                               1,694            2,033            2,528
FDIC insurance                                                    941            1,829            1,706
Amortization of intangible assets                               1,271            3,222            4,243
Restructuring expense                                               -            2,264                -
Other operating expense                                        10,448           10,874           10,517
-------------------------------------------------------------------------------------------------------
    Total noninterest expense                                  33,024           38,674           37,298
-------------------------------------------------------------------------------------------------------
Income before income taxes                                     15,085            9,990           13,859
Income taxes                                                    5,756            3,482            5,354
-------------------------------------------------------------------------------------------------------
NET INCOME                                                    $ 9,329          $ 6,508          $ 8,505
-------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                                   $  1.11          $  0.76          $  1.00
-------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                               8,381            8,513            8,473
-------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
                                                                                    Unrealized
                                                                                    Gain(Loss)
                                                                                 On Securities
                                                Common     Capital     Retained      Available     Treasury
                                                 Stock     Surplus     Earnings       For Sale        Stock         Total
--------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)
BALANCE AT DECEMBER 31, 1992                    $7,213     $57,203     $29,596        $     -      $     -      $ 94,012
Net income                                                               8,505                                     8,505
5% stock dividend                                  363       5,993      (6,356)                                        -
Cash dividends - $0.394 per share                                       (3,302)                                   (3,302)
Payment in lieu of fractional shares                                       (12)                                      (12)
Common stock issued for stock
  options exercised                                 56         771                                                   827
Common stock issued to dividend
  reinvestment and other stock plans                36         546                                                   582
Purchase of 73,182 treasury shares                                                                  (1,259)       (1,259)
Sale of 57,507 treasury shares to
  dividend reinvestment and other
  stock plans                                                    5                                     981           986
Unrealized gain on securities
  available for sale, net of tax
  effect of $552                                                                          769                        769
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                     7,668      64,518      28,431            769         (278)      101,108
Net income                                                               6,508                                     6,508
5% stock dividend                                  380       5,508      (5,888)                                        -
Cash dividends - $0.427 per share                                       (3,594)                                   (3,594)
Payment in lieu of fractional shares                                       (11)                                      (11)
Common stock issued to dividend
  reinvestment and other stock plans                 2          29                                                    31
Purchase of 210,911 treasury shares                                                                 (3,555)       (3,555)
Sale of 190,456 treasury shares to
  dividend reinvestment and other
  stock plans                                                 (386)                                  3,248         2,862
Change in unrealized (loss) on
  securities available for sale,
  net of tax effect of $3,503                                                          (5,042)                    (5,042)
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                     8,050      69,669      25,446         (4,273)        (585)       98,307
Net income                                                               9,329                                     9,329
5% stock dividend                                  392       6,333      (6,725)                                        -
Cash dividends - $0.473 per share                                       (3,962)                                   (3,962)
Payment in lieu of fractional shares                                       (12)                                      (12)
Purchase of 436,293 treasury shares                                                                 (7,075)       (7,075)
Sale of 302,147 treasury shares to
  dividend reinvestment and other
  stock plans                                                 (538)                                  4,900         4,362
Change in unrealized gain on
  securities available for sale,
  net of tax effect of $4,900                                                           7,095                      7,095
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                    $8,442     $75,464     $24,076        $ 2,822      $(2,760)     $108,044
-------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------
Year ended December 31,                                              1995              1994              1993
--------------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
Net income                                                       $  9,329          $  6,508          $  8,505
Adjustments to reconcile net income to the cash
 provided by operating activities:
  Provision for loan losses                                         1,553             3,071             2,281
  Depreciation and amortization                                     1,478             1,636             1,730
  Amortization of premiums and accretion of
   discounts on securities                                           (153)              402             1,768
  Amortization of intangible assets                                 1,271             3,222             4,243
  Deferred income taxes (benefit)                                    (288)             (194)             (691)
  Provision for restructuring charges                                   -             2,264                 -
  Proceeds from sale of loans originated for sale                  14,704            12,358            19,535
  Loans originated for sale                                       (11,872)          (13,921)          (26,695)
  Realized gains on sales of securities                              (145)             (555)           (1,573)
  (Increase) decrease in interest receivable                          450            (2,137)              147
  Increase (decrease) in interest payable                             676               175              (240)
  Payments of restructuring liabilities                            (1,513)             (613)                -
  Other, net                                                        1,827               (25)           (4,735)
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          17,317            12,191             4,275
--------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Securities available for sale:
  Proceeds from maturities                                         40,206            21,504            32,730
  Proceeds from sales                                               2,808            70,258            57,080
  Purchases                                                       (99,030)           (1,001)         (147,950)
 Securities held to maturity:
  Proceeds from maturities                                         59,918            30,468            31,512
  Purchases                                                       (44,682)         (194,650)          (37,625)
Net increase in loans                                             (15,126)          (17,555)          (20,577)
Purchase of premises and equipment, net                            (2,020)           (2,034)           (1,784)
Acquisition of branches, net of cash acquired                      (2,960)                -                 -
Other investing activities                                              -                 -               119
--------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                         (60,886)          (93,010)          (86,495)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                81,589           (15,785)           66,479
Net increase (decrease) in short-term borrowings
 with original maturities of three months or less                 (24,642)          128,886            (4,717)
Proceeds from issuance of other short-term borrowings                   -                 -            15,000
Repayments of other short-term borrowings                               -           (15,000)                -
Proceeds from issuance of long-term debt                                -                 -             5,171
Repayments of long-term debt                                       (5,722)           (5,723)           (1,034)
Common stock issued, including treasury shares reissued             4,362             2,893             2,395
Purchase of treasury stock                                         (7,075)           (3,555)           (1,259)
Cash dividends and payment for fractional shares                   (3,974)           (3,605)           (3,314)
--------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                          44,538            88,111            78,721
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  969             7,292            (3,499)
Cash and cash equivalents at beginning of year                     43,410            36,118            39,617
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $ 44,379          $ 43,410          $ 36,118
-------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                       $ 34,164          $ 25,567          $ 23,440
  Income taxes                                                      5,791             3,941             7,385
 Noncash investing activity:
   Transfer of securities held to maturity
    to securities available for sale                              220,681                 -           112,635
--------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

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

BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, NBT Bank, National Association (Bank). All significant intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.

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

CASH AND CASH EQUIVALENTS The Company considers cash on hand, amounts due from correspondent banks, cash items in process of collection, and federal funds sold, as well as federal mutual funds, to be cash and cash equivalents.

SECURITIES  The Company adopted Financial Accounting Standards Board
(FASB) Statement of Financial Accounting Standards (SFAS) No. 115 entitled, "Accounting for Certain Investments in Debt and Equity Securities," on December 31, 1993. SFAS 115 establishes classifications of investments into three categories: held to maturity, trading, and available for sale. Debt securities that a company has the positive intent and ability to hold to maturity are to be classified as held to maturity securities and reported at amortized cost. Debt and equity securities, if any, that are bought and held principally for the purpose of sale in the near term are to be classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held to maturity securities or trading securities are to be classified as available for sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related taxes. Securities available for sale are carried at fair value. The Company does not hold any securities considered to be trading. Securities held to maturity are carried at cost adjusted for amortization of premiums and accretion of discounts computed using the level yield method, adjusted for estimated prepayments. Gains and losses on sales of securities are computed using the specific identification method.

LOANS AND LOANS AVAILABLE FOR SALE Loans are recorded at their current unpaid principal balance, net of unearned income. Loans classified as available for sale, primarily fixed rate real estate mortgages and higher education loans, are carried at the lower of aggregate cost or estimated fair value.
       Interest income on loans is primarily accrued based on the principal amount outstanding. Fees related to lending activities and direct costs associated with originating the loans are deferred and recognized using the level yield method. Accrual of interest is discontinued if the loan is placed on non-accrual status.
       The Bank's classification of a loan as a non-accrual loan is based in part on bank regulatory guidelines. Non-accrual classification does not mean that the loan principal will not be collected; rather, that timely collection of interest is doubtful. When in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part. Loans are transferred to a non-accrual basis generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection or when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. When a loan is transferred to a non-accrual status, any unpaid accrued interest is reversed and charged against income.
       The Company adopted the provisions of SFAS 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," on January 1, 1995. Management, considering current information and events regarding the borrowers' ability to repay the obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loans effective interest rate or, as a practical expedient, at the loans observable market price or the fair value of collateral if the loan is collateral dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Adoption of these statements did not have a material impact on the Company's financial condition or results of operations.
       Payments received on non-accrual and impaired loans are first applied to principal. Depending on management's assessment of the ultimate collectiblity of the loan, interest income may be recognized on a cash basis. Non-accrual loans are returned to accrual status when management determines that the financial condition of the borrower has improved significantly to the extent that there has been a sustained period of repayment performance so that the loan is brought current and the collectibility of both principal and interest appears assured.

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

BANK PREMISES AND EQUIPMENT Bank premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment is determined using the straight line method over the estimated useful lives of the respective assets. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred. Gains and losses on the disposal of bank premises and equipment are included in the results of current operations.

OTHER REAL ESTATE OWNED Other real estate owned (OREO) consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of cost or appraised fair value, less costs of disposal. Loan losses arising from the acquisition of such assets are charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense.

INTANGIBLE ASSETS Certain identified intangible assets, including a covenant not to compete and core deposit intangible assets are carried at appraised fair values, net of accumulated amortization, and are being amortized by the straight line method in amounts sufficient to write-off those fair values over their estimated useful lives; such fair values and useful lives are reviewed annually for events or changes in circumstances that may indicate that the carrying amount of the assets are not recoverable. Goodwill, the excess of cost over the fair value of the net assets acquired, is being amortized over twenty-five years on the straight line method.

TREASURY STOCK  Treasury stock acquisitions are recorded at cost.
Subsequent sales of treasury stock are recorded on an average cost basis with the difference between proceeds and cost recognized as an adjustment of capital surplus.

POSTRETIREMENT BENEFITS As specified by FASB Statement of Financial Accounting Standards No.106 (SFAS 106), "Employers Accounting for Postretirement Benefits Other Than Pensions," the Company uses actuarial based accrual accounting for its postretirement health care plans, electing to recognize the transition obligation in the statements of financial position and income on a delayed basis over the plan participants' future service periods, estimated to be twenty years.

STOCK-BASED COMPENSATION The Company maintains a stock option plan which provides for the granting of stock options to officers and key employees. Options are granted at a purchase price not less than the fair market value of the common stock on the date of grant.

INCOME TAXES The Company and its subsidiary file a consolidated tax return on the accrual basis. FASB SFAS 109 entitled, "Accounting for Income Taxes," requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

PER SHARE AMOUNTS Net income per common share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding during each period after giving retroactive effect to stock dividends and stock splits.

FEDERAL RESERVE BOARD REQUIREMENT
The Bank is required to maintain a reserve balance with the Federal Reserve Bank of New York. The required average total reserve for the 14 day maintenance period ending December 27, 1995, was $17.5 million of which $9.5 million was required to be on deposit with the Federal Reserve Bank and the remaining $8.0 million was represented by cash on hand.

SECURITIES
The amortized cost, estimated fair market value and unrealized gains and losses of securities available for sale are as follows:

---------------------------------------------------------------------------------------
                            AMORTIZED                UNREALIZED                   MARKET
(in thousands)                   COST           GAINS           LOSSES             VALUE
----------------------------------------------------------------------------------------
DECEMBER 31, 1995
----------------------------------------------------------------------------------------
U.S. Treasury                $169,801          $2,212          $   105          $171,908
Federal Agency                 63,246           1,176                -            64,422
State & Municipal                 986               -               13               973
Mortgage-backed               154,409           2,397              923           155,883
Other securities                  322              28                -               350
----------------------------------------------------------------------------------------
Total                        $388,764          $5,813          $ 1,041          $393,536
----------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------
December 31, 1994
---------------------------------------------------------------------------------------
U.S. Treasury                $ 33,085          $   36         $   207          $ 32,914
State & Municipal                 991               -              79               912
Mortgage-backed                80,695               -           7,119            73,576
Other securities                  930             145               -             1,075
---------------------------------------------------------------------------------------
Total                        $115,701          $  181         $ 7,405          $108,477
---------------------------------------------------------------------------------------

       Gross realized gains and gross proceeds on the sale of securities available for sale were $0.1 million and $2.8 million, respectively, in 1995, $0.6 million and $70.3 million in 1994, and $1.6 million and $57.1 million in 1993.
       At December 31, 1995 and 1994, securities with amortized costs totalling $246.4 million and $222.9 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The amortized cost, estimated fair market value, and unrealized gains and losses of securities held to maturity are as follows:

--------------------------------------------------------------------------------------
                          AMORTIZED                UNREALIZED                   MARKET
(in thousands)                 COST           GAINS           LOSSES             VALUE
--------------------------------------------------------------------------------------
DECEMBER 31, 1995
--------------------------------------------------------------------------------------
State & Municipal          $ 28,521          $    -          $     4          $ 28,517
Other securities             11,790               -                1            11,789
--------------------------------------------------------------------------------------
Total                      $ 40,311          $    -          $     5          $ 40,306
--------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------
December 31, 1994
--------------------------------------------------------------------------------------
U.S. Treasury              $170,757          $   33          $ 7,871          $162,919
Federal Agency                9,984               -              858             9,126
State & Municipal            37,292               -               51            37,241
Mortgage-backed              43,632               -            1,805            41,827
Other securities             10,801               -                1            10,800
--------------------------------------------------------------------------------------
Total                      $272,466          $   33          $10,586          $261,913
--------------------------------------------------------------------------------------

       In November, 1995 the FASB published "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (Guide). Concurrent with the initial adoption of the Guide but no later than December 31, 1995, the Company was permitted to reassess the appropriateness of the classifications of all securities held at that time and implement reclassification without calling into question the intent of the Company to hold other debt securities to maturity in the future. Effective December 1, 1995 the Company transferred U.S. Treasury, Federal Agency, and Mortgage-backed securities with amortized costs totalling $217.2 million, having market values of $220.7 million, from the held to maturity portfolio to the available for sale portfolio. The gross unrealized gains and losses were $3.7 million and $0.2 million, respectively. The transferred securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related taxes. As required by the Guide, financial statements prior to adoption were not restated.
       No such transfers were made in 1994. During 1993 securities with amortized costs of $112.6 million and estimated fair market value of $115.9 million were transferred to securities available for sale pursuant to the Company's adoption of FASB 115.
       In the tables setting forth the maturity distribution and weighted average taxable equivalent yield of securities at December
31, 1995, yields on amortized cost have been calculated based on effective yields weighted for the scheduled maturity of each security using the marginal federal tax rate of 35%. Approximately
$29.4 million of mortgage-backed debt securities have adjustable interest rate provisions and have been included in the tables based upon the period that relates to their adjustable characteristics.

REMAINING MATURITIES OF SECURITIES AT DECEMBER 31, 1995
-----------------------------------------------------------------------------------------------------------------------------
                                                   AFTER ONE YEAR      AFTER FIVE YEARS
                                    WITHIN           BUT WITHIN           BUT WITHIN          AFTER TEN            TOTAL
                                   ONE YEAR          FIVE YEARS           TEN YEARS             YEARS            PORTFOLIO
(in thousands)                  AMOUNT   YIELD     AMOUNT   YIELD      AMOUNT   YIELD      AMOUNT   YIELD      AMOUNT   YIELD
-----------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury                  $49,817   5.71%    $40,044   5.50%    $ 79,940   6.03%    $      -      -%    $169,801   5.81%
Federal Agency                  37,283   7.21      20,963   7.29        5,000   6.10            -      -       63,246   7.15
State & Municipal                    -      -         986   5.22            -      -            -      -          986   5.22
Mortgage-backed                      -      -       6,046   6.67       43,888   6.24      104,475   6.66      154,409   6.55
Other securities                     -      -           -      -            -      -          322   1.31          322   1.31
-----------------------------------------------------------------------------------------------------------------------------
Amortized cost                 $87,100   6.35%    $68,039   6.18%    $128,828   6.10%    $104,797   6.65%    $388,764   6.30%
-----------------------------------------------------------------------------------------------------------------------------
Market value                   $87,727            $68,873            $130,445            $106,491            $393,536
-----------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
State & Municipal              $23,331    6.88%   $ 4,114   7.71%    $    386   9.87%    $    690   8.87%    $ 28,521   7.09%
Other securities                     -      -           -      -           10   5.50       11,780   6.74       11,790   6.73
-----------------------------------------------------------------------------------------------------------------------------
Amortized cost                 $23,331   6.88%    $ 4,114   7.71%    $    396   9.76%    $ 12,470   6.86%    $ 40,311   6.99%
-----------------------------------------------------------------------------------------------------------------------------
Market value                   $23,331            $ 4,110            $    395            $ 12,470            $ 40,306
-----------------------------------------------------------------------------------------------------------------------------

LOANS AVAILABLE FOR SALE
The Company carries loans available for sale at the lower of aggregate book or estimated fair market value. At December 31, 1995, the aggregate book value and estimated fair market value of loans available for sale were $6.1 million, while at December 31, 1994 aggregate book and estimated market value were $11.4 million and $10.9 million, respectively. The Company generally sells all fixed rate residential real estate mortgages it originates.
       During 1995, $9.6 million in mortgage loans were sold with servicing retained, realizing a $0.4 million loss on sales. At December 31, 1995, the Company serviced $31.2 million of real estate mortgages on behalf or other financial intermediaries; such loans are not reflected in the Company's balance sheet. It is the Company's practice to sell its higher education loans to the Student Loan Marketing Association at the Company's cost after the student leaves school. During 1995, $4.1 million of such loans were sold.

ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses for the three years ended December 31, 1995, are summarized as follows:

-------------------------------------------------------------------------
(in thousands)                     1995             1994             1993
-------------------------------------------------------------------------
Balance at January 1            $ 9,026          $ 8,652          $ 9,245
Provision                         1,553            3,071            2,281
Recoveries on loans                 802            1,025              786
-------------------------------------------------------------------------
                                 11,381           12,748           12,312
Loans charged off                 2,261            3,722            3,660
-------------------------------------------------------------------------
Balance at December 31          $ 9,120          $ 9,026          $ 8,652
-------------------------------------------------------------------------

NONPERFORMING ASSETS
The Bank's concentrations of credit risk are reflected in the balance sheet. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications. A substantial portion of the Bank's loans are secured by real estate located in central and northern New York. Accordingly, the ultimate collectiblity of a substantial portion of the Bank's portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any other material concentrations of credit to any industry or individual borrowers.
       The effect of nonaccrual loans on interest income for the years ended December 31, 1995, 1994, and 1993 was not material. The Bank is not committed to advance additional funds to these borrowers. At December 31, 1995 the Company held $0.1 million of restructured loans performing in compliance with their modified terms. There were no such loans at December 31, 1994.
      Included in impaired loans at December 31, 1995 is $1.4 million of impaired loans for which the specifically allocated allowance for loan losses is $0.2 million. There are no impaired loans that do not have a specifically allocated allowance for loan losses as they have been written down to estimated fair value or as a result of interest payments applied to reduce principal. The average investment in impaired loans for the year ended December 31, 1995 was $1.5 million. During the year ended December 31, 1995 the Company recognized $0.3 million of interest income on impaired loans, all of which was recognized using the cash basis of income recognition.

RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers, and other related parties. Such loans in management's opinion, did not present more than the normal risk of collectiblity or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties at January 1, 1995, was $3.3 million. During 1995, $1.5 million of new loans were made and repayments totaled $0.9 million, resulting in an aggregate balance of loans outstanding to related parties at December 31, 1995, of $3.9 million.

PREMISES AND EQUIPMENT
A summary of premises and equipment follows:

--------------------------------------------------------------
DECEMBER 31,                             1995             1994
--------------------------------------------------------------
(in thousands)
Bank premises                         $18,998          $18,176
Equipment                              16,474           15,099
Construction in progress                  145                -
--------------------------------------------------------------
                                       35,617           33,275
Accumulated depreciation
 and valuation allowance               19,150           17,892
--------------------------------------------------------------
Total premises and equipment          $16,467          $15,383
--------------------------------------------------------------

       Depreciation and amortization of premises and equipment totaled $1.5 million, $1.6 million and $1.7 million in 1995, 1994, and 1993, respectively.
       Rental expense included in operating expense amounted to $0.3 million in 1995, $0.3 million in 1994, and $0.4 million in 1993. The future minimum rental commitments as of December 31, 1995, for noncancellable operating leases were as follows: 1996--$0.4 million; 1997--$0.2 million; 1998--$0.2 million; 1999--$0.1 million; 2000 and beyond--$0.0 million.

INTANGIBLE ASSETS
NBT Bank, National Association, in a cash transaction, acquired all the deposits, totalling $42.6 million, and selected loans, totalling $1.1 million, of three branches from Community Bank Systems Inc. effective December 16, 1995. Also included were related accrued interest payable and receivable and premises, the amounts of which were not material. All assets and liabilities acquired were adjusted to and recorded at their appraised fair values at that date, creating additional core deposit intangible assets and goodwill.

The table below presents significant balances, amortization and the respective periods of amortization:

-----------------------------------------------------------------------------------------------
December 31,                                            1995             1994             1993
-----------------------------------------------------------------------------------------------
(in thousands)
Goodwill (25 yrs.):
Beginning balance                                    $ 6,544          $ 6,875          $ 7,206
Branch acquisition                                       105                -                -
Amortization                                            (331)            (331)            (331)
-----------------------------------------------------------------------------------------------
Ending balance                                         6,318            6,544            6,875
-----------------------------------------------------------------------------------------------
Covenant not to compete (5 yrs.):
Beginning balance                                          -            1,335            3,115
Amortization                                               -           (1,335)          (1,780)
-----------------------------------------------------------------------------------------------
Ending balance                                             -                -            1,335
-----------------------------------------------------------------------------------------------
Core deposit intangible assets (3-12 yrs.):
Beginning balance                                      3,318            4,874            7,006
Branch acquisition                                     2,855                -                -
Amortization                                            (940)          (1,556)          (2,132)
-----------------------------------------------------------------------------------------------
Ending balance                                         5,233            3,318            4,874
-----------------------------------------------------------------------------------------------
Total intangible assets                              $11,551          $ 9,862          $13,084
-----------------------------------------------------------------------------------------------

DEPOSITS
Time deposits of $100,000 or more aggregated $126.1 million at December 31, 1995 and $100.9 million at December 31, 1994. Interest expense on such deposits was approximately $8.6 million, $3.5 million, and $1.9 million for 1995, 1994, and 1993, respectively.
       The following table sets forth the maturity distribution of time certificates of deposit of $100,000 or more:

----------------------------------------------------------------------
December 31,                                    1995              1994
----------------------------------------------------------------------
(in thousands)
Within three months                         $100,430          $ 79,778
After three but within six months             10,162             6,594
After six but within twelve months             6,949             5,546
After twelve months                            8,552             9,058
----------------------------------------------------------------------
Total                                       $126,093          $100,976
----------------------------------------------------------------------

SHORT-TERM BORROWINGS
Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank (FHLB) advances, with original maturities of one year or less. The Bank has unused lines of credit available for short-term financing of $20 million and $300 million for Federal funds purchased and repurchase agreements, respectively, as well as the capacity for additional FHLB advances of $63 million at December 31, 1995.

The details of short-term borrowings are as follows:

-----------------------------------------------------------------------------------------------
(dollars in thousands)                                  1995             1994             1993
-----------------------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED
Balance at year end                                  $78,000          $80,000          $     -
Average during the year                               30,682           30,158            7,337
Maximum month end balance                             78,000           87,000           35,000
Weighted average rate during the year                   5.99%            4.94%            3.37%
Weighted average rate at December 31                    5.73%            5.64%               -
-----------------------------------------------------------------------------------------------
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end                                  $17,945          $10,587          $11,701
Average during the year                               16,516           24,418           10,088
Maximum month end balance                             20,225           61,370           14,489
Weighted average rate during the year                   5.23%            4.19%            3.11%
Weighted average rate at December 31                    4.84%            4.83%            2.17%
-----------------------------------------------------------------------------------------------
OTHER SHORT-TERM BORROWINGS
Balance at year end                                  $20,000          $50,000          $15,000
Average during the year                               33,398           18,507            1,274
Maximum month end balance                             50,000           50,000           15,000
Weighted average rate during the year                   5.98%            4.53%            3.84%
Weighted average rate at December 31                    5.88%            6.13%            3.84%
-----------------------------------------------------------------------------------------------

LONG-TERM DEBT
Long-term debt consists of obligations having an original maturity at issuance of more than one year. A summary of long-term debt follows:

----------------------------------------------------------------------------------------
                                Maturity          Interest         Year end outstanding
(dollars in thousands)            Date              Rate            1995            1994
----------------------------------------------------------------------------------------
Company:
     Promissory notes          1993-1999          10.89%          $2,857          $3,571
Bank:
     FHLB advance              1993-2008           5.33              155             163
     FHLB advance                   1995           4.20                -           5,000
----------------------------------------------------------------------------------------
Total                                                             $3,012          $8,734
----------------------------------------------------------------------------------------

       The promissory notes require annual principal repayments of $0.714 million. The FHLB advances are collateralized by the FHLB stock owned by the Bank and certain of its real estate mortgage loans.

INCOME TAXES
Pursuant to the provisions of SFAS 109, deferred income taxes are recognized for temporary differences between the financial statement carrying amount and tax basis of assets and liabilities.

Total income taxes were allocated as follows:
----------------------------------------------------------------------------------------------
Year ended December 31,                                1995              1994             1993
----------------------------------------------------------------------------------------------
(in thousands)
Income before income taxes                          $ 5,756           $ 3,482           $5,354
Capital surplus, stock options exercised               (388)             (147)            (101)
Stockholders' equity, change in unrealized
 gain (loss) on securities                            4,900            (3,503)             552
----------------------------------------------------------------------------------------------
Total                                               $10,268           $  (168)          $5,805
----------------------------------------------------------------------------------------------

       The components of income taxes are:
--------------------------------------------------------------------------
Year ended December 31,            1995             1994             1993
--------------------------------------------------------------------------
(in thousands)
Current:
  Federal                        $4,718           $2,926           $4,841
  State                           1,326              750            1,204
--------------------------------------------------------------------------
                                  6,044            3,676            6,045
Deferred:
  Federal                          (237)            (171)            (571)
  State                             (51)             (23)            (120)
--------------------------------------------------------------------------
                                   (288)            (194)            (691)
--------------------------------------------------------------------------
Total                            $5,756           $3,482           $5,354
--------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

--------------------------------------------------------------------------------------
DECEMBER 31,                                                      1995            1994
--------------------------------------------------------------------------------------
(in thousands)
Deferred tax assets:
  Allowance for loan losses                                     $3,557          $3,528
  Unrealized depreciation of securities available
   for sale                                                          -           2,951
  Deferred compensation                                            336             310
  Postretirement benefit obligation                                380             224
  Other                                                            191             214
--------------------------------------------------------------------------------------
Total gross deferred tax assets                                  4,464           7,227
--------------------------------------------------------------------------------------
Deferred tax liabilities:
  Premises and equipment, primarily due to accelerated
   depreciation and valuation allowances                           496             313
  Differences in assigned values and tax bases of
   assets recognized in acquisitions                               247             385
  Unrealized appreciation of securities available
   for sale                                                      1,949               -
  Securities discount accretion                                    495             265
  Other                                                              -             375
--------------------------------------------------------------------------------------
Total gross deferred tax liabilities                             3,187           1,338
--------------------------------------------------------------------------------------
Net deferred tax assets                                         $1,277          $5,889
--------------------------------------------------------------------------------------

       Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carry back period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary.
       The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

-------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                 1995             1994             1993
-------------------------------------------------------------------------------
(in thousands)
Federal income tax at
  statutory rate                      $5,280           $3,497           $4,851
Benefit of federal tax rates
  below statutory rate                  (100)            (100)            (100)
Tax exempt income                       (496)            (428)            (370)
Non-deductible expenses                  241              212              186
State taxes, net of
  federal tax benefit                    829              468              705
Other, net                                 2             (167)              82
-------------------------------------------------------------------------------
Income taxes                          $5,756           $3,482           $5,354
-------------------------------------------------------------------------------

NONINTEREST EXPENSE
Included in the other operating expense category are supplies, communication and promotional expense of $2.7 million, $2.6 million, and $2.9 million; and professional fees of $2.4 million, $3.0 million, and $3.0 million, in years 1995, 1994, and 1993, respectively.
       In 1993 the Company outsourced its data processing functions and entered into a five year contract for data processing services which includes a minimum base dollar amount and a variable portion determined by the number of transactions in excess of a specified level. Included in the other operating expense category are data processing fees of $1.3 million, $1.1 million, and $0.2 million in years 1995, 1994, and 1993, respectively. The future minimum annual commitments as of December 31, 1995 were as follows: 1996--$1.5 million, 1997--$1.3 million, 1998--$0.8 million, and 1999 and beyond--$0.0 million. The Company will require similar data processing services after the existing contract expires in August, 1998.

RESTRUCTURING EXPENSE
During 1994, the Company implemented a restructuring plan that included a reduction in work force and the closing of three offices. Charges of $1.2 million related to the termination benefits of 35 employees and exit costs relating to the closure of three offices and professional fees related to the terminations totalling $1.1 million, including $0.7 million for the impairment of long lived assets, were recognized. Of the activities considered in the exit plan, all the employees were terminated in 1994. Termination benefits of $1.2 million and exit costs totalling $0.3 million were paid and charged to the liability for the restructuring plan. Long lived assets were disposed of at a loss of $0.7 million which was charged to the valuation allowance related to the restructuring. An adjustment reversing the remaining $0.1 million restructuring liability for exit costs was made in 1995 as a reduction in other expense.

COMMITMENTS AND CONTINGENT LIABILITIES
The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit standards in making commitments and conditional obligations as it does for on balance sheet instruments. At December 31, 1995, off balance sheet commitments to extend credit amounted to $94.3 million secured by $54.2 million in collateral value. The amount of standby letters of credit at December 31, 1995, amounted to $2.2 million secured by $0.2 million in cash.
       At December 31, 1995 and 1994, the Company holds no off balance sheet derivative financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, or interest rate caps and floors, and was not subject to the market risk associated with such derivative financial instruments.
       In the normal course of business there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Company.
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

STOCKHOLDERS' EQUITY
The Company has a Dividend Reinvestment Plan for stockholders under which no shares of common stock were issued in 1995 and 1,704 were issued in 1994. There were 134,003 shares of common stock reserved for future issuance under the plan at December 31, 1995.
       Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years or when the Bank fails to meet certain minimum regulatory capital standards. At December 31, 1995, the Bank has the ability to pay $10.1 million in dividends to the Company without obtaining prior regulatory approval. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.
       Under various regulatory guidelines, the Bank and the Company are required to maintain certain minimum regulatory capital ratios referred to as Tier 1 Capital Ratio, Total Risk-Based Capital Ratio, and Tier 1 Leverage Ratio. The minimum Tier 1 Capital Ratio and Total Risk-Based Capital Ratio regulatory guidelines required at December 31, 1995 are 4% and 8%, respectively. The Tier 1 Leverage Ratio regulatory guideline is 4%. The Bank and the Company are substantially in excess of these guidelines at December 31, 1995.
       The Company currently is authorized to issue 2.5 million shares of preferred stock, no par value, $1.00 stated value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications, and restrictions for each series of preferred stock issued. In November 1994, the Company adopted a Stockholder Rights Plan (Plan) designed to ensure that any potential acquiror of the Company negotiate with the Board of Directors and that all Company stockholders are treated equitably in the event of a takeover attempt. At that time, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar Rights are attached to each share of the Company's common stock issued after November 15, 1994, subject to adjustment. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, begins a tender or exchange offer for 25 percent or more of the Company's outstanding common stock, or an adverse person, as declared by the Board of Directors, acquires 10 percent or more of the Company's outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company's common stock and, therefore, the Rights will be transferred upon the transfer of shares of the Company's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, no par value, and $1.00 stated value per share of the Company at a price of $100.
       The Plan also provides that, upon the occurrence of certain specified events, the holders of Rights will be entitled to acquire additional equity interests in the Company or in the acquiring entity, such interests having a market value of two times the Right's exercise price of $100. The Rights, which expire November 14, 2004, are redeemable in whole, but not in part, at the Company's option prior to the time they are exercisable, for a price of $0.01 per Right.

EMPLOYEE BENEFIT PLANS
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS FASB SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension's," requires the accrual of nonpension benefits over the employees' active service period, defined as the date of employment up to the date of the employees' eligibility for such benefits. The Company provides certain health care benefits for retired employees. The health care plans are contributory for participating retirees and also requires them to absorb deductibles and coinsurance with contributions adjusted annually to reflect cost sharing provisions and benefit limitations. Substantially all of the employees may become eligible for these benefits if they reach normal retirement age while working for the Company or its subsidiaries. The benefits are provided by the participants choice of health maintenance organizations with community rated premiums or self-insured plans administered by insurance companies, whose premiums are based on the claims paid during the year. The Company funds the cost of post retirement health care as benefits are paid. As permitted by SFAS 106, the Company elected to recognize the transition obligation in the statements of financial position and income on a delayed basis over the plan participant's future service periods, estimated to be twenty years.
       The Company will use a health care trend rate in calculating its postretirement benefit obligation of 10.0% for 1996, grading down uniformly to 5.5% for 2005 and thereafter.
       Based on the 1995 beginning of the year weighted average discount rate of 8.75%, the effect of a one-percentage-point increase in the assumed health care cost trend rates for each future year on the aggregate of the service and interest cost components of net periodic postretirement health care benefit cost and the accumulated postretirement benefit obligation for health care benefits would increase this amount for 1995 by 8%, to $0.4 million, and by 10%, to $2.3 million, respectively.

The net postretirement health benefits expense and funded status are as follows:

---------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                  1995             1994              1993
---------------------------------------------------------------------------------
(in thousands)
Service cost                             $ 90         $    102           $    55
Interest cost                             183              178               179
Actual return on plan assets                -                -                 -
Net amortization and deferral             102              105               105
Net, other                                  -                -               (79)
---------------------------------------------------------------------------------
Net postretirement benefit cost          $375         $    385           $   260
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
DECEMBER 31,                                              1995              1994
---------------------------------------------------------------------------------
(in thousands)
Fair value of plan assets                             $      -           $     -
---------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retired participants                                   1,185             1,090
  Fully eligible participants                              345               213
  Other active participants                              1,220               840
---------------------------------------------------------------------------------
Projected postretirement benefit obligation              2,750             2,143
---------------------------------------------------------------------------------
Deficit of plan assets to projected
  postretirement benefit obligation                     (2,750)           (2,143)
Unrecognized net actuarial (gain) loss                     147              (297)
Unrecognized prior service cost                              -                 -
Unrecognized transition obligation                       1,787             1,893
---------------------------------------------------------------------------------
Accrued post retirement benefit cost
  included in other liabilities                       $   (816)          $  (547)
---------------------------------------------------------------------------------
Weighted average discount rate                            7.50%             8.75%
---------------------------------------------------------------------------------

EMPLOYEE STOCK OWNERSHIP PLAN The Company has a qualified Employee Stock Ownership Plan for employees who meet certain age and service requirements under which contributions are made by the Bank to a separate trust for the benefit of participating employees. Provisions for contributions to the Plan amounted to $0.5 million in 1995, $0.5 million in 1994, and $0.6 million in 1993.

PENSION PLAN The Company has a qualified, noncontributory pension plan covering substantially all employees. Benefits paid from the plan are based on age, years of service, compensation prior to retirement, social security benefits, and are determined in accordance with defined formulas. The Company's policy is to fund the pension plan in accordance with ERISA standards.

The net pension expense and the funded status of the plan are as follows:

-----------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                         1995              1994              1993
-----------------------------------------------------------------------------------------
(in thousands)
Service cost                                 $   384           $   609           $   496
Interest cost                                    843               736               732
Actual (return) loss on plan assets           (3,380)               25              (763)
Net amortization and deferral                  2,230            (1,189)             (350)
-----------------------------------------------------------------------------------------
Net pension cost                             $    77           $   181           $   115
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
DECEMBER 31,                                                      1995              1994
-----------------------------------------------------------------------------------------
(in thousands)
Plan assets, fair value of
 primarily listed stocks and
 fixed income securities                                       $14,879           $12,139
-----------------------------------------------------------------------------------------
Actuarial present value of benefits for
 services rendered to date:
 Accumulated benefit obligation,
  including vested benefits of $10,837
  in 1995 and $8,435 in 1994                                    10,898             8,532
 Additional benefits based on estimated
  future salary levels                                           1,386               833
-----------------------------------------------------------------------------------------
Projected benefit obligation                                    12,284             9,365
-----------------------------------------------------------------------------------------
Excess of plan assets over
 projected benefit obligation                                    2,595             2,774
Unrecognized net actuarial gain                                 (2,078)           (1,886)
Unamortized prior service cost                                   1,151             1,053
Unamortized transition asset                                    (1,522)           (1,631)
-----------------------------------------------------------------------------------------
Prepaid (accrued) pension cost included
 in other assets (liabilities)                                 $   146           $   310
-----------------------------------------------------------------------------------------
Weighted average discount rate                                    7.50%             8.75%
Assumed increase in future salary                                 4.00%             4.00%
Expected rate of return on plan assets                            9.00%             9.00%
-----------------------------------------------------------------------------------------

STOCK OPTION PLANS The Company has two stock option plans (Plans). At December 31, 1995, there are 593,942 shares of the Company's common stock reserved for issuance under the plans. The 1993 Stock Option Plan amended the prior Stock Option Plan, so that no further options or stock appreciation rights (SARs) could be granted under the earlier plan. Additionally, the amendment provided for the dissolution of the in-tandem feature of previously granted options and SARs, the cancellation of previously granted SARs, and granting of replacement options in a ratio of seven-tenths of an option for each SAR surrendered. During 1993 all of the in-tandem SARs outstanding were exchanged for options on 93,773 shares. There was no accrued SARs compensation expense for any period presented.
       Under the terms of the Stock Option Plans, options were granted to key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock on the date of the grant. Under the plans, options may be designated as Incentive Stock Options or as Nonqualified Stock Options. Options granted terminate eight or ten years from the date of the grant.

       Changes in options and shares under options related to the
Plans are:
-----------------------------------------------------------------------------------------
                                         NO. OF            NO. OF               PRICE
                                         SHARES             SARS              PER SHARE
-----------------------------------------------------------------------------------------
Shares under option at:
  DECEMBER 31, 1995                     181,105                 -           $ 9.01-$16.10
  December 31, 1994                     373,450                 -           $ 9.01-$16.10
  December 31, 1993                     415,239                 -           $ 9.01-$14.80
Options granted and SARs exchanged:
  1995                                  103,530                 -           $15.54-$15.61
  1994                                   83,459                 -           $14.23-$16.10
  1993                                  190,483          (147,763)          $ 9.01-$14.80
Options and SARs exercised:
  1995                                  203,005                 -           $ 9.01-$12.44
  1994                                   93,799                 -           $ 9.01-$12.44
  1993                                   70,777             8,312           $ 9.01-$12.44
Options and SARs lapsed:
  1995                                   92,870                 -           $ 9.01-$16.10
  1994                                   31,449                 -           $ 9.46-$16.10
  1993                                   12,594                 -           $ 9.46-$12.44
-----------------------------------------------------------------------------------------

       The Company has agreed to grant its former Chairman stock options in connection with the discharge of severance obligations of the Company and the Bank under the employment agreement with its former Chairman. The agreement calls for the issuance of options covering 129,988 and 27,232 shares with exercise prices of $15.42 and $16.10, respectively, and an expiration date of January 31, 1997. The number of shares under option and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences. The Company will file a registration statement relating to these option shares which would be issued, upon payment of the exercise price, from authorized, but unissued common stock, or shares held in the treasury. These stock options do not serve to reduce the number available under the previously mentioned Plans and are not included in the table.

PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------------
DECEMBER 31, (in thousands)                                 1995               1994
------------------------------------------------------------------------------------
 ASSETS
 Cash                                                   $    699           $  1,324
 Due from subsidiary bank                                     99                 67
 Securities available for sale                             4,354              7,041
 Loans                                                        20                 54
 Investment in subsidiary bank                           105,766             93,434
 Other assets                                                 96                119
------------------------------------------------------------------------------------
TOTAL ASSETS                                            $111,034           $102,039
------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                       $    133           $    161
Long-term debt                                             2,857              3,571
------------------------------------------------------------------------------------
Total liabilities                                          2,990              3,732
Stockholders' equity                                     108,044             98,307
------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $111,034           $102,039
------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, (in thousands)                      1995               1994               1993
-------------------------------------------------------------------------------------------------------
Interest and dividend income                            $    343           $    291           $    349
Gains on sale of securities available for sale               145                  -                185
Current year income from subsidiary bank:
   Distributed                                             4,250              5,000              5,000
   Undistributed                                           5,198              1,975              3,674
-------------------------------------------------------------------------------------------------------
                                                           9,936              7,266              9,208
Interest expense                                             369                447                527
Operating expense                                            304                617                270
-------------------------------------------------------------------------------------------------------
Income before income taxes                                 9,263              6,202              8,411
Credit for income taxes                                      (66)              (306)               (94)
-------------------------------------------------------------------------------------------------------
NET INCOME                                              $  9,329           $  6,508           $  8,505
-------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, (in thousands)                       1995              1994              1993
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                $ 9,329           $ 6,508           $ 8,505
Adjustments to reconcile net income to
 net cash from operating activities:
  Amortization of premiums and accretion of
   discounts on securities                                    (27)               13                11
  Realized gains on sale of securities
   available for sale                                        (145)                -              (185)
  (Increase) decrease in other assets                          23                (6)              (13)
  Decrease in other liabilities                               (28)               (8)               (2)
   Undistributed net income of subsidiary bank             (5,198)           (1,975)           (3,674)
   Other                                                       25                 1               (43)
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                   3,979             4,533             4,599

INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from maturities                                       -             1,000             1,000
 Proceeds from sales of securities                          7,953                 -             4,896
 Purchases                                                 (5,158)           (1,001)           (9,775)
Other, net                                                     34               (49)                -
------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing
  activities                                                2,829               (50)           (3,879)

FINANCING ACTIVITIES:
Repayment of long-term debt                                  (714)             (714)             (714)
Common stock issued, including treasury shares
 reissued                                                   4,362             2,893             2,395
Purchase of treasury stock                                 (7,075)           (3,555)           (1,259)
Cash dividends and payment for fractional shares           (3,974)           (3,605)           (3,314)
------------------------------------------------------------------------------------------------------
Net cash used in financing activities                      (7,401)           (4,981)           (2,892)
------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                    (593)             (498)           (2,172)
Cash and cash equivalents at beginning of year              1,391             1,889             4,061
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $   798           $ 1,391           $ 1,889
------------------------------------------------------------------------------------------------------

FAIR VALUES OF FINANCIAL INSTRUMENTS
A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that imposes the obligation to deliver, receive, or exchange cash or other financial instruments between willing entities on potentially favorable or unfavorable terms. There are no off balance sheet derivative financial instruments at December 31, 1995 and 1994. The following methods and assumptions were used to estimate the fair value of each class of financial instruments.
CASH AND DUE FROM BANKS AND FEDERAL FUNDS SOLD For these short term instruments, carrying value approximates fair value.
SECURITIES Fair values for securities are based on quoted market prices or dealer quotes, where available. Where quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
LOANS For variable rate loans that reprice frequently and have no significant credit risk, fair values are based on carrying values. The fair values for fixed rate loans are estimated through discounted cash flow analyses using interest rates currently being offered for loans with similar terms and credit quality. The fair value of loans available for sale on an aggregate basis, are based on quoted market prices. Nonperforming loans are valued based upon recent loss history for similar loans.
ACCRUED INTEREST RECEIVABLE AND PAYABLE For these short-term instruments, carrying value approximates fair value.
DEPOSITS The fair values disclosed for savings, money market, and noninterest bearing accounts are, by definition, equal to their carrying values at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow analysis that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
SHORT-TERM BORROWINGS For short-term borrowings, carrying value approximates fair value.
LONG-TERM DEBT The fair value of long-term debt has been estimated using discounted cash flow analyses that apply interest rates currently being offered for notes with similar terms.
COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT The fair value of commitments to extend credit and standby letters of credit are estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparts. Carrying amounts which are comprised of the unamortized fee income are immaterial.

ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS
---------------------------------------------------------------------------------------------------------------
December 31,                                                 1995                                1994
---------------------------------------------------------------------------------------------------------------
                                                 CARRYING              FAIR          Carrying              Fair
(in thousands)                                     AMOUNT             VALUE            Amount             Value
---------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
Cash and due from banks                          $ 44,379          $ 44,379          $ 43,410          $ 43,410
Loans available for sale                            6,089             6,089            10,921            10,921
Securities available for sale                     393,536           393,536           108,477           108,477
Securities held to maturity                        40,311            40,306           272,466           261,913
Loans
 Commercial, financial and agricultural           247,320           247,136           215,380           208,650
 Real estate mortgage                             120,972           121,257           129,275           126,588
 Consumer                                         220,093           221,884           230,063           227,933
---------------------------------------------------------------------------------------------------------------
   Total loans                                    588,385           590,277           574,718           563,171
 Less: allowance for loan losses                    9,120                 -             9,026                 -
---------------------------------------------------------------------------------------------------------------
 Net loans                                        579,265           590,277           565,692           563,171
Accrued interest receivable                         8,967             8,967             9,417             9,417
---------------------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES
Deposits
 Interest bearing:
   Savings and money market                       352,221           352,221           369,456           369,456
   Certificates of deposit                        389,584           397,845           299,551           298,054
 Noninterest bearing                              131,227           131,227           122,436           122,436
---------------------------------------------------------------------------------------------------------------
   Total deposits                                 873,032           881,293           791,443           789,946
Short-term borrowings                             115,945           115,945           140,587           140,587
Long-term debt                                      3,012             3,325             8,734             8,841
Accrued interest payable                         $  2,430          $  2,430          $  1,754          $  1,754
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

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
-----------------------------------------------------------------------------------------------------------
(in thousands,except per share data)            1995           1994         1993         1992         1991
-----------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31
Interest and fee income                   $   77,400     $   70,438     $ 66,957     $ 69,208     $ 78,628
Interest expense                              34,840         25,742       23,200       27,194       38,294
Net interest income                           42,560         44,696       43,757       42,014       40,334
Provision for loan losses                      1,553          3,071        2,281        2,362        3,282
Noninterest income excluding
 securities gains                              6,957          6,484        8,108        8,895        7,311
Securities gains                                 145            555        1,573        1,108          475
Noninterest expense                           33,024         38,674       37,298       36,093       34,531
Income before income taxes                    15,085          9,990       13,859       13,562       10,307
Net income                                     9,329          6,508        8,505        8,043        7,179
-----------------------------------------------------------------------------------------------------------
PER COMMON SHARE*
Net income                                $     1.11     $     0.76     $   1.00     $   0.97     $   0.88
Cash dividends declared                   $     0.473    $     0.427    $   0.394    $   0.358    $   0.339
Stock dividends distributed                        5%             5%           5%           5%          5%
Book value at year end                    $    13.06     $    11.68     $  11.98     $  11.26     $  10.65
Tangible book value                       $    11.66     $    10.51     $  10.43     $   9.18     $   8.03
Average common shares
 outstanding                                   8,381          8,513        8,474        8,316        8,195
-----------------------------------------------------------------------------------------------------------
AT DECEMBER 31
Assets available for sale                 $  399,625     $  119,398     $219,690     $ 39,590     $      -
Securities held to maturity                   40,311        272,466      108,077      215,515      207,991
Loans                                        588,385        574,718      559,860      539,283      527,755
Allowance for loan losses                      9,120          9,026        8,652        9,245        9,845
Total assets                               1,106,266      1,044,557      953,907      868,616      838,884
Deposits                                     873,032        791,443      807,228      740,749      722,820
Short-term borrowings                        115,945        140,587       26,701       16,418       16,350
Long-term debt                                 3,012          8,734       14,457       10,320        5,350
Total stockholders' equity                   108,044         98,307      101,108       94,012       87,826
-----------------------------------------------------------------------------------------------------------
KEY RATIOS
Return on average assets                        0.90%          0.64%        0.93%        0.94%        0.85%
Return on average equity                        9.18%          6.53%        8.79%        8.89%        8.45%
Average equity to average assets                9.75%          9.88%       10.63%       10.62%       10.07%
Net interest margin                             4.43%          4.81%        5.26%        5.52%        5.64%
Cash dividend per share payout                 42.61%         56.13%       39.10%       36.61%       38.58%
Tier 1 leverage ratio
 (Regulatory guideline 4%)                      8.80%          9.05%        9.24%        9.01%        7.92%
Tier 1 risk-based capital ratio
 (Regulatory guideline 4%)                     15.21%         16.09%       15.40%       15.30%       14.12%
Total risk-based capital ratio
 (Regulatory guideline 8%)                     16.46%         17.35%       16.66%       16.61%       14.12%
-----------------------------------------------------------------------------------------------------------

*ALL PER SHARE DATA HAS BEEN RESTATED TO GIVE RETROACTIVE EFFECT TO STOCK DIVIDENDS AND
SPLITS.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

PERFORMANCE OVERVIEW
In December 1995, NBT distributed a 5% stock dividend for the thirty-sixth consecutive year. Throughout this discussion, amounts per common share and common shares outstanding have been retroactively adjusted to reflect the stock dividends.
       NBT achieved record earnings for the year ended December 31, 1995. The major contributing factor was the improvement in operating expenses. Major contributing factors were the reduction in FDIC insurance and the decline in the amortization of intangibles. The Company also achieved savings through its cost containment efforts over the past two years. A decline in net interest income partially offset these savings.
       As depicted in the table, Five Year Summary of Selected Financial Data, return on average assets and equity increased for the year ended December 31, 1995, as compared to the year ended December 31, 1994, as a result of the improvement in net income. Return on average assets and equity for the year ended December 31, 1994 were depressed due to reduced net income. Return on average assets for the year ended December 31, 1995, was less than that for the year ended December 31, 1993, as increased average assets for 1995 offset the improvement in net income. Return on average equity for the year ended December 31, 1995, exceeded that for the year ended December 31, 1993, due to the improvement in net income.
       On December 16, 1995, NBT Bank, National Association acquired three branches from Community Bank Systems Inc. (CBSI). The three branches strengthened the Bank's presence in two key markets, Norwich and Utica/New Hartford. The Bank's New Hartford branch was consolidated into the Sangertown branch acquired from CBSI, while the CBSI Norwich branch was consolidated into the Bank's main office located two blocks away in downtown Norwich. The downtown Utica office acquired from CBSI continues to operate unaffected, thereby adding a location to the branch system. The branches will strive to follow the Bank's strong community reinvestment focus and follow the practice of reinvesting funds, generated by the communities they serve, within these same communities.

NET INTEREST INCOME AND NET INTEREST MARGIN
Net interest income is the difference between interest and fees earned on loans, securities and federal funds sold, and the interest paid on deposits and borrowed funds. In the following discussion, interest income is presented on a fully taxable equivalent (FTE) basis applying the statutory Federal income tax rate of 35% for 1995 through 1993, and 34% for 1992 and 1991. The most significant impact on the Company's net interest income between periods is derived from the interaction of changes in the volume of and rates earned on interest earning assets and paid on interest bearing liabilities. The volume of earning assets, securities and loans, compared to the volume of interest bearing liabilities represented by deposits and borrowings, combined with interest rate spread, produces the changes in the net interest income between periods. Also effecting net interest income is the repricing, due to maturities, repayments and contractual repricing terms, of earning assets and interest bearing liabilities and asset quality.
       FTE net interest income and net interest margin, FTE net interest income as a percentage of average earnings assets, decreased for 1995 as depicted in the table, Average Balances, Net Interest Income, Yields and Rates. A strong net interest margin is critical to the ability to cover operating expenses and produce an acceptable return on assets. The table, Changes in Taxable Equivalent Net Interest Income -Rate/Volume Analysis, presents the relative contribution of changes in average interest rates and average volume of interest earning assets and interest bearing liabilities on FTE net interest income for 1995 compared with 1994, and 1994 compared with 1993. Changes in interest income and expense arising from the combination of rate and volume variances, which cannot be segregated, are allocated proportionally to rate and volume based on their relative absolute magnitudes.
       For the comparative period 1995 to 1994, the decline in FTE net interest income and net interest margin can be attributed to increased rates paid on interest bearing liabilities. The rate of increase in the cost of funds exceeded the rate of increase in the yield on funds further compressing net interest margin. The change in net interest margin reflects the sustained lower interest rate environment the U.S. economy has experienced starting in 1991. The increase in rates in 1994 and 1995 has not offset this decline as during this extended declining and lower interest rate period, various assets matured or repriced. Loans and security purchases made at lower rates have not fully matured or repriced. The Company's sensitivity to asset maturity or repricing is depicted in the tables, Remaining maturities of securities at December 31, 1995 and Maturities and Sensitivities of Loans to Changes in Interest Rates. Additionally, increased competitiveness in the financial services industry affected the pricing of loans.

[FOLLOWING IS A TABULAR PRESENTATION OF DATA POINTS FOR THE TWO PIE
            CHARTS WHICH APPEAR HERE IN THE PAPER COPY]

1995 AVERAGE EARNING ASSETS MIX
Category                                    Percent of Total
------------------------------------------------------------
Loans                                                  59.5%
Securities available for sale                          15.3%
Securities held to maturity                            25.2%

1995 FUNDING MIX OF AVERAGE ASSETS
Category                                    Percent of Total
------------------------------------------------------------
Interest bearing deposits                              77.5%
Noninterest bearing deposits                           13.3%
Borrowings                                              9.2%

       The Company manages its exposure to economic loss from fluctuations in interest rates (interest rate risk) through an active program of asset-liability management within guidelines established by its Asset-Liability Management Committee (ALCO). The ALCO has the responsibility for approving the asset-liability strategy of the Company, approving changes in the balance sheet that would result from strategic decisions, approving strategies to improve balance sheet positioning and earnings, and reviewing the interest rate sensitivity position of the Company. Through its asset-liability management process, the ALCO monitors the rate sensitivity of the balance sheet closely during the year.
       FTE net interest income achieved a record level for 1994 which can be attributed to the growth in the volume of earning assets. In 1994 it was determined that the balance sheet had excess asset sensitivity which would have a negative effect on the net interest margin as rates declined. During 1994, the ALCO undertook several strategic actions to improve net interest income, and reduce the level of sensitivity, employing strategies which, because of the rate environment and portfolio maturities of higher yielding funds purchased previously, would not necessarily improve net interest margin. Remaining well within its established liquidity guidelines, the Bank utilized $60 million of its access to lower cost funds to purchase securities to be held to maturity yielding a higher rate than its incremental borrowing rate and improving net interest income. This leveraging of the balance sheet had a positive impact on net interest income.
        To reduce the effects of declining interest rates on FTE net interest income and net interest margin for 1993 through 1991 several strategic transactions were carried out. During 1992 and 1993, shorter term U.S. Treasury securities were sold and reinvested in longer term government agency mortgage-backed securities at then current lower yields. This strategy was implemented to sustain the continued yield stream at levels anticipated to be greater than those in effect when the sold securities would have matured.
Interest rates paid on deposits from 1993 through 1991 were adjusted downward commensurate with the general overall interest rate environment to better match the cost of funds with their potential reinvestment rates. The combination of adjusting deposit rates and changing the composition and extending the maturity in the investment portfolio allowed the Company to maintain a net interest margin of approximately 5.26% for 1993, compared to 5.52% for 1992 and 5.64% for 1991.

CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME - RATE/VOLUME ANALYSIS
----------------------------------------------------------------------------------------------------------
                                               INCREASE (DECREASE)                Increase (Decrease)
                                                 1995 OVER 1994                     1994 over 1993
----------------------------------------------------------------------------------------------------------
(in thousands)                           VOLUME        RATE       TOTAL     Volume        Rate      Total
----------------------------------------------------------------------------------------------------------
Interest bearing deposits              $    13     $     -     $    13     $    2     $     4     $     6
Federal funds sold                           7          14          21        (12)          -         (12)
Short-term securities
 available for sale                        (39)         41           2       (259)         54        (205)
Securities available for sale              760         568       1,328      2,629         222       2,851
Loans available for sale                  (274)        148        (126)       190         139         329
Securities held to maturity:
 Taxable                                 1,007         269       1,276      2,389        (734)      1,655
 Tax exempt                                (43)        364         321        270        (135)        135
Loans                                      871       3,374       4,245      1,312      (2,546)     (1,234)
----------------------------------------------------------------------------------------------------------
Total interest income                    2,302       4,778       7,080      6,521      (2,996)      3,525
----------------------------------------------------------------------------------------------------------
Money market deposit accounts           (1,104)        459        (645)      (276)       (436)       (712)
NOW accounts                               (54)        229         175         91        (254)       (163)
Savings accounts                          (646)        493        (153)       256        (513)       (257)
Certificates of deposit                  4,220       4,603       8,823      1,235        (358)        877
Short-term borrowings                      370         979       1,349      2,405         337       2,742
Long-term debt                            (659)        208        (451)       187        (132)         55
----------------------------------------------------------------------------------------------------------
Total interest expense                   2,127       6,971       9,098      3,898      (1,356)      2,542
----------------------------------------------------------------------------------------------------------
CHANGE IN FTE NET
 INTEREST INCOME                       $   175     $(2,193)    $(2,018)    $2,623     $(1,640)    $   983
----------------------------------------------------------------------------------------------------------

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses (allowance) has been established to provide for the estimated potential loss related to the collection of the Bank's loan portfolio. The allowance is increased by the provision for loan losses (provision) charged to operations and is reduced by net charge-offs, the amount of loans written off as uncollectible less recoveries of loans previously written off. Charge-offs are made when the collectiblity of loan principal within a reasonable time is unlikely. Any recoveries of previously charged off loans are credited directly to the allowance.
    The allowance is maintained at a level considered adequate to provide for loss exposure based on management's estimate of potential future losses considering an evaluation of portfolio risk, prevailing and anticipated economic factors, and past loss experience. Management determines the provision and allowance based on a number of factors including a comprehensive in-house loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify potential problem loans, credit concentration, and other risk factors such as current and projected economic conditions locally and nationally. The levels of risk for which allowances are established are based on estimates of probable losses on larger specifically identified loans, and on loan categories analyzed in total where, based on past experience, risk factors can be assessed. Generally economic trends can greatly affect loan losses and there are no assurances that further changes to the allowance may not be significant in relation to the amount provided during a particular period. Management does, however, consider the allowance to be adequate for the reporting periods based on evaluation and analysis of the loan portfolio.
    Accompanying tables reflect the five years history of net charge-offs and the allocation of the allowance by loan category. Net charge-offs, both as dollar amount and as a percentage of average loans outstanding, have decreased due to stable asset quality. This stability has enabled management, while increasing the dollar level of the allowance, to lower the percentage relationship of the allowance to various asset categories as depicted in the tables. The allowance has been allocated based on identified problem credits or categorical trends. The unallocated portion is available for further unforeseen or unexpected losses or unidentified problem credits. Management will continue to target and maintain a minimum allowance equal to the allocated requirement plus an unallocated portion.

ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------------------------
(in thousands)                                  1995       1994       1993       1992        1991
--------------------------------------------------------------------------------------------------
Balance at January 1                          $9,026     $8,652     $9,245     $9,845     $10,483
Loans charged off:
  Real estate mortgages                          112        154         43         34         170
  Commercial
   and agricultural                              967      1,409      1,222      1,742       1,968
  Consumer                                     1,182      2,159      2,395      2,107       2,307
--------------------------------------------------------------------------------------------------
  Total loans charged off                      2,261      3,722      3,660      3,883       4,445
Recoveries:
  Real estate mortgages                            -          -          2          5          26
  Commercial
   and agricultural                              193        291        267        355          81
  Consumer                                       609        734        517        561         418
--------------------------------------------------------------------------------------------------
  Total recoveries                               802      1,025        786        921         525
--------------------------------------------------------------------------------------------------
  Net loans charged off                        1,459      2,697      2,874      2,962       3,920
Provision for loan losses                      1,553      3,071      2,281      2,362       3,282
--------------------------------------------------------------------------------------------------
Balance at December 31                        $9,120     $9,026     $8,652     $9,245     $ 9,845
--------------------------------------------------------------------------------------------------
Allowance for loan losses to
 loans outstanding at end of year               1.55%      1.57%      1.55%      1.71%       1.87%
Allowance for loan losses to
 nonperforming loans                             189%       195%       207%       243%        282%
Nonperforming loans to total loans              0.82%      0.81%      0.74%      0.71%       0.66%
Nonperforming assets to total assets            0.62%      0.52%      0.48%      0.53%       0.52%
Net charge-offs to average loans
 outstanding                                    0.25%      0.48%      0.52%      0.55%       0.74%
--------------------------------------------------------------------------------------------------

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------------------------------------------
December 31,                1995                  1994                  1993                   1992                   1991
---------------------------------------------------------------------------------------------------------------------------------
                               CATEGORY              Category               Category               Category              Category
                                PERCENT               Percent                Percent                Percent               Percent
(in thousands)      ALLOWANCE  OF LOANS   Allowance  of Loans   Allowance   of Loans   Allowance   of Loans   Allowance  of Loans
---------------------------------------------------------------------------------------------------------------------------------
Real estate
 mortgages            $  412     20.6%      $  630     22.5%      $  206      24.3%      $  394      29.2%      $  365     16.7%
Commercial
 and agricultural      4,250     42.0%       3,726     37.5%       3,699      36.9%       2,788      30.9%       3,416     48.5%
Consumer               2,048     37.4%       3,538     40.0%       3,767      38.8%       3,887      39.9%       3,829     34.8%
Unallocated            2,410        -        1,132        -          980         -        2,176         -        2,235        -
---------------------------------------------------------------------------------------------------------------------------------
Total                 $9,120    100.0%      $9,026    100.0%      $8,652     100.0%      $9,245     100.0%      $9,845    100.0%
---------------------------------------------------------------------------------------------------------------------------------

ASSET QUALITY
NBT has maintained its focus on sound credit quality in the loan portfolio, reflecting conservative lending practices and policies. The measurement of asset quality is the responsibility of the Company's loan review function which also determines the adequacy of the allowance. A seven category loan rating system is used to rate substantially all loans based on risks which include internal loan classifications, historical analysis of prior period charge-offs, and evaluation of expected losses on internally classified credits. Loan ratings are continually reviewed to determine their propriety. The banking and credit function is responsible for lending credit policy, systems and procedures, collections, recovery, and workout policies and systems.
       The seven rating grade classifications segregate the portfolio assets into three major components: pass, special mention, and classified. The pass category represents a level of credit quality which contains no well defined deficiency or weakness and includes three grades: superior, satisfactory, and watch. The special mention category, as well as grade, does not contain current exposure to a sufficient degree of risk to warrant an adverse classification, but does possess a correctable deficiency or potential weakness deserving management's close attention. The classified category includes three grades: substandard, doubtful, and loss. Substandard assets have a well defined weakness and the potential for some loss if the weakness is not corrected. Doubtful assets have the added characteristic that collection in full is highly questionable. The loss grade represents assets which are considered uncollectible and of such little value that continuance as an asset, without the establishment of a specific allowance, is not warranted. Classified and special mention loans, not on non-accrual status, totalled $27.6 million, $26.3 million, $23.3 million, and $21.1 million, 4.7%, 4.6%, 4.2% and 3.9% of outstanding loans, at December 31, 1995,
1994, 1993 and 1992, respectively.
       A significant portion of the outstanding balances are secured with various forms of collateral. In this regard, management has determined that there are no material adverse trends or material potential losses not already considered in the allowance calculation, nor indications of trends or events that would have a material effect on the Company's operations, capital or liquidity. The Company does not have any material loans classified as doubtful or loss and the loan portfolio does not contain any highly leveraged or foreign loans. As of December 31, 1995, there were no concentrations of risks in the Bank's portfolio by type or industry. Commercial loans to farmers constituted approximately 7% of total loans outstanding at that date; this portion of the portfolio continues to perform well. A substantial portion of the Company's loans are secured by real estate located in central and northern New York State. Accordingly, the ultimate collectibility of a substantial portion of the Company's portfolio is susceptible to changes in real estate market conditions in those areas.
       Nonperforming is a term used to describe assets on which revenue recognition has been discontinued or is restricted. Non-accrual, impaired and restructured loans not in compliance with their modified terms, as well as other real estate owned, are considered nonperforming assets. Restructured loans occur when a borrower experiences financial difficulties and the loan is renegotiated with terms significantly less favorable to the Bank than the original loan agreement. Upon restructuring, the loan would be placed on non-accrual status until the collectiblity of both interest and principal appears assured. As presented in the table, Nonperforming Assets and Risk Elements, increased OREO for both commercial and residential real estate foreclosures, which is carried at the lower of cost or fair value, was the primary reason for increased amounts of nonperforming assets at December 31, 1995. The level of non-accrual loans increased during the periods presented due to the sustained period of sluggish economic conditions in central New York. Increased collection efforts have led to the decline over the periods presented in loans 90 days or more past due and still accruing. The collateral value of real estate loans carried in this category supports continued interest accrual.

NONPERFORMING ASSETS AND RISK ELEMENTS
---------------------------------------------------------------------------------------------
December 31,                                 1995       1994       1993       1992       1991
---------------------------------------------------------------------------------------------
(in thousands)
Impaired commercial and
 agricultural loans                        $1,367     $    -     $    -     $    -     $    -
---------------------------------------------------------------------------------------------
Other non-accrual loans:
 Real estate mortgages                      2,910      2,950        365      1,774      2,561
 Commercial
  and agricultural                              -      1,415      3,693      1,578        716
 Consumer                                     540        274        112        450        214
---------------------------------------------------------------------------------------------
  Total non-accrual loans                   3,450      4,639      4,170      3,802      3,491
---------------------------------------------------------------------------------------------
Other real estate owned                     2,000        840        430        804        826
---------------------------------------------------------------------------------------------
  Total nonperforming
   assets                                   6,817      5,479      4,600      4,606      4,317
---------------------------------------------------------------------------------------------
Loans 90 days or more past
 due and still accruing:
  Real estate mortgages                       910        523      1,085      1,881      1,430
  Commercial
   and agricultural                           126          -        410          -        397
  Consumer                                    296        348      1,690      1,074        958
---------------------------------------------------------------------------------------------
   Total                                    1,332        871      3,185      2,955      2,785
---------------------------------------------------------------------------------------------
Restructured loans, in compliance
 with modified terms:                         142          -          -          -          -
---------------------------------------------------------------------------------------------
   Total assets containing
    risk elements                          $8,291     $6,350     $7,785     $7,561     $7,102
---------------------------------------------------------------------------------------------

       Interest income not recognized on non-accrual and impaired loans during each period does not include the effect of loans charged off during the period.

NON-ACCRUAL AND IMPAIRED LOANS INTEREST INCOME
------------------------------------------------------------------------------------
December 31,                                1995     1994     1993     1992     1991
------------------------------------------------------------------------------------
(in thousands)
Income that would have been accrued
 at original contract rates                 $765     $465     $284     $276     $326
Amount recognized as income                  344      216      105       96       33
------------------------------------------------------------------------------------
 Interest income not accrued                $421     $249     $179     $180     $293
------------------------------------------------------------------------------------

Charge-offs flowing through the allowance for loan losses depicted in the table, Changes in Non-accrual and Impaired Loans, represent gross charge-offs taken against non-accrual loans; excluded are charge-offs taken against accruing loans and interest reversals. When real estate collateralizing a loan is foreclosed, the difference between the fair value of the collateral property, reflected as additions in the table, Changes in OREO, and the book value of the loan, if any, is charged off through the allowance for loan losses. Any subsequent write-downs or write-offs due to a decline in the fair value of the OREO property after foreclosure is reflected in noninterest expense.

CHANGES IN NON-ACCRUAL AND IMPAIRED LOANS
----------------------------------------------------------------
(in thousands)                           1995              1994
----------------------------------------------------------------
Balance at January 1                  $ 4,639           $ 4,170
 Loans placed on non-accrual            4,313             4,368
 Charge-offs                           (1,175)           (1,738)
 Payments                              (1,864)           (1,059)
 Transfers to OREO                     (1,096)             (804)
 Loans returned to accrual                  -              (298)
----------------------------------------------------------------
Balance at December 31                $ 4,817           $ 4,639
----------------------------------------------------------------

CHANGES IN OREO
-------------------------------------------------------------
(in thousands)                          1995            1994
-------------------------------------------------------------
Balance at January 1                  $  840           $ 430
 Additions                             1,622             920
 Sales                                  (339)           (288)
 Charge-offs and write-downs            (123)           (222)
-------------------------------------------------------------
Balance at December 31                $2,000           $ 840
-------------------------------------------------------------

NONINTEREST INCOME
Noninterest income increased modestly in 1995 compared to 1994 primarily due to increased other income partially offset by reduced securities gains. Reflected in 1994 other income is a $0.5 million charge, reducing the amount, to record real estate loans available for sale at their then current market value; this loss was realized in 1995. For all periods presented trust income fell due to a decline in fees from estates and personal agency accounts. Additionally, securities gains realized declined as values and security market conditions fluctuated with changing interest rates. All sales of securities were made from the available for sale category.
       Noninterest income decreased in 1994 compared to 1993 due to several factors. As credit card processing agents were changed with a different fee structure, merchant credit receipt processing fees included in other income decreased $0.5 million in 1994; however, expenses included in other operating expense related to the processing declined as well by $0.4 million, resulting in a net decrease in merchant credit receipt processing income of $0.1 million. Also affecting the change in other income is the previously discussed $0.5 million charge for real estate loans available for sale.

NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS

NONINTEREST EXPENSE
--------------------------------------------------------------------------------------------------
Year ended December 31,                                     1995             1994             1993
--------------------------------------------------------------------------------------------------
(in thousands)
Salaries and wages                                       $12,428          $12,586          $12,838
Employee benefits                                          3,881            3,571            3,364
Net occupancy expense                                      2,361            2,295            2,102
Equipment expense                                          1,694            2,033            2,528
FDIC insurance                                               941            1,829            1,706
Legal, audit, and outside services                         3,638            4,065            3,179
Loan collection and other loan related expenses            1,471            1,641            2,029
Amortization of intangible assets                          1,271            3,222            4,243
Other operating  expense                                   5,339            5,168            5,309
Restructuring expense                                          -            2,264                -
--------------------------------------------------------------------------------------------------
Total noninterest expense                                $33,024          $38,674          $37,298
--------------------------------------------------------------------------------------------------

Noninterest expense declined for 1995 compared to 1994 primarily due to reduced FDIC insurance and amortization of intangible assets, as well as the nonrecurrance of the restructuring recognized in 1994 expense. Intangible amortization expense declined throughout 1995 and 1994, as some components of intangibles arising from the acquisition of four commercial banks in 1989 reached the point at which they were fully amortized. A comparison of the intangible amortization expense can be seen in the Notes to Consolidated Financial Statements, such amortization expense is anticipated to increase for 1996 due to the branch acquisition indicated therein.
       During 1995 the FDIC Bank Insurance Fund (BIF) attained congressionally mandated reserve goals, established during the deposit crisis that began in the prior decade. In 1995 the Bank received a refund of premiums it had paid in excess of the lower rates, from $0.23 to $0.04 per $100 of insured deposits, that became effective June 1995, resulting in the reduced FDIC expense for 1995. Recent announcements by the FDIC indicate the BIF has exceeded its statutory capitalization requirement and the FDIC has voted to further drop its premium for well capitalized banks to the legal minimum of $2,000 per annum for the first six months of 1996. This flat rate will apply to the Bank as it is considered a well capitalized institution.
       Most remaining categories of expenses have declined in 1995 compared to 1994 due to restructuring implemented mid-year 1994 and ongoing expense control efforts. Other operating expense increased as advertising expense increased $0.3 million as a result of ad campaigns while occupancy expense increased as facilities were renovated and depreciation increased. Employee benefit expense increased as performance plans reflect the effect of the Company's improved 1995 performance.
       Noninterest expense increased for 1994 compared to 1993 primarily due to restructuring charges contributing to increased expense. The restructuring favorably impacted several expense categories. Salaries and wages decreased due to the restructuring. Full-time equivalent employees declined throughout 1994, and the December 1994, closing level of full-time equivalent employees was 541, the lowest level since 1989. Employee benefits expense increased due to increased medical plan costs.
       Occupancy expense increased for 1994, compared to 1993, due to increased costs for utilities, property taxes and depreciation related to the finishing of available space and its placement in service during the year at the Norwich headquarters location. These increases affecting occupancy expense were partially offset by reduced depreciation expense on branch facilities being restructured as they were written down to fair market value upon managements' commitment to the restructuring plan. Equipment expense fell for 1994, compared to 1993, as data processing functions were outsourced mid-year, equipment was disposed of and depreciation ceased; and by reduced depreciation expense on equipment at branch locations being restructured as they were written down to fair market value. As a result of the outsourcing of data processing outside service costs increased. The 1994 outsourcing of trust tax return preparation, and increased legal fees generated by non-recoverable trust legal costs also contributed to the increase in outside service costs. Partially offsetting these increased costs was decreased merchant credit card processing costs as discussed previously. FDIC insurance expense increased in 1994, as deposits acquired in the later portion of 1993 were insured for the full year in 1994.

EXPENSE PRODUCTIVITY MEASUREMENTS
--------------------------------------------------------------------------------------------
Year ended December 31,                              1995             1994             1993
--------------------------------------------------------------------------------------------
Expense ratio                                        2.51%            2.96%            3.21%
Efficiency ratio                                    65.92%           70.22%           71.05%
Average full-time equivalent employees                542              576              605
Period end full-time equivalent employees             545              541              616
Average assets per average full-time
 equivalent employee (millions)                    $  1.9           $  1.8           $  1.5
--------------------------------------------------------------------------------------------

The expense ratio is computed as total noninterest expense (excluding nonrecurring charges) less noninterest income (excluding net securities gains and losses and nonrecurring income) divided by total average assets. This ratio indicates the cost of supporting the asset base and a decrease indicates improvement as expense changes are less than proportional to the asset base. The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by FTE net interest income plus noninterest income (excluding net securities gains and losses and nonrecurring income). The efficiency ratio indicates the cost of income production, a decrease indicates improvement as expense changes are less than proportional to income changes. Average assets per average full-time equivalent employee measures the staffing level to support the asset base; therefore, an increased ratio reflects improvement indicating increased assets managed by each employee. Since salaries, wages, and benefits, are the second largest expense after interest expense, it is critical to monitor this measurement of productivity. As can be seen in the tables, Noninterest Expense and Productivity Measurements, expense productivity measurements have improved for all periods presented as a result of asset growth and increased net interest income or reduced noninterest expenses.

INCOME TAXES
The effective tax rate, income taxes as a percentage of income before taxes, was 38.2%, 34.9%, and 38.6% for 1995, 1994, and 1993, respectively. The 1995 provision for income taxes increased from 1994 primarily due to increased net income before taxes. The 1994 provision for income taxes decreased from 1993 primarily due to decreased net income before taxes. During the first quarter of 1993, the Company adopted the provisions of SFAS 109; the adoption of this standard did not have a material effect on the Company's financial condition or results of operations.

LOANS AND LOANS AVAILABLE FOR SALE
Modest loan growth continued into 1995 with year end volume reflecting an increase of $14 million, 2%, over the December 31, 1994 balance. This follows $15 million, 3%, loan growth in 1994. The Northeast U.S. economy remains stagnant, and the soft loan demand in the Company's rural New York market mirrors the region. The 1993 entry into two new major markets, Binghamton, NY and Plattsburgh, NY and increased emphasis in Utica, NY, contributed to commercial loan growth in both 1995 and 1994. Dealer generated consumer loans in 1994 expanded that portion of the portfolio.
       Real estate loans have decreased during 1995 as the volume of new mortgage origination and mortgage refinancing diminished in response to interest rate increases. The historically low interest rate environment during most of 1994 provided an obstacle to increasing real estate loan balances because of the Bank's practice of originating for portfolio only adjustable rate loans. Fixed rate loans originated were sold in order to minimize interest rate risk, and fixed rate loans are typically more popular to borrowers during periods of low interest rates. In 1993, the Company increased activities in originating fixed rate mortgage loans for sale in the secondary market. In response to the decreased market demand for mortgage loans in 1994, the Company reduced the level of its activities in this product.
       During 1995 and 1994, $10 million and $9 million in mortgage loans were sold with servicing retained. There was no gain or loss recognized related to sales of mortgages originated in 1995. A $0.4 million loss was realized upon sales of mortgage loans in 1995, this loss was recognized by the Company in 1994 as discussed previously. At December 31, 1995, loans available for sale of $6 million include $1 million in real estate mortgage loans and $5 million in higher education loans. The Company's cost of loans available for sale matches their aggregate estimated fair market value at December 31, 1995.

COMPOSITION OF LOAN PORTFOLIO
----------------------------------------------------------------------------------------------
December 31,                          1995         1994         1993         1992         1991
----------------------------------------------------------------------------------------------
(in thousands)
Real estate mortgages             $107,611     $125,385     $132,941     $156,457     $146,726
Commercial real estate
 mortgages                         108,902       71,631       88,487       82,509       78,632
Real estate construction
 and development                    13,361        3,890        3,162        7,067        7,015
Commercial and
 agricultural                      138,391      143,632      118,143       87,103       87,690
Consumer loans                     185,276      201,359      187,179      175,214      183,482
Home equity loans                   34,817       28,704       29,741       30,636       23,823
Lease financing                         27          117          207          297          387
----------------------------------------------------------------------------------------------
Total loans                       $588,385     $574,718     $559,860     $539,283     $527,755
----------------------------------------------------------------------------------------------

     Shown in the table, Maturities and Sensitivities of Loans to Changes in Interest Rates, are the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at December 31, 1995. Maturities are based on the earlier of contractual maturities or rate repricing.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
---------------------------------------------------------------------------------------
                                                   AFTER ONE
                                                    YEAR BUT
                                                      WITHIN        AFTER
REMAINING MATURITY AT                   WITHIN          FIVE         FIVE
DECEMBER 31, 1995                     ONE YEAR         YEARS        YEARS         TOTAL
---------------------------------------------------------------------------------------
(in thousands)
Floating/adjustable rate:
 Commercial and agricultural          $215,159      $    765      $     -      $215,924
 Lease financing                            27             -            -            27
 Real estate mortgages                  99,286         2,599            -       101,885
 Consumer                               32,932             -            -        32,932
---------------------------------------------------------------------------------------
  Total floating rate loans            347,404         3,364            -       350,768
Fixed Rate:
 Commercial and agricultural             7,101        12,693       11,575        31,369
 Real estate mortgages                   2,144         5,973       10,970        19,087
 Consumer                               63,207       115,334        8,620       187,161
---------------------------------------------------------------------------------------
  Total fixed rate loans                72,452       134,000       31,165       237,617
---------------------------------------------------------------------------------------
  Total loans                         $419,856      $137,364      $31,165      $588,385
---------------------------------------------------------------------------------------

SECURITIES
The total balance of securities available for sale and held to maturity for 1995, $434 million, increased $53 million, or 14%, from $381 million at December 31, 1994; this follows a 20% increase for 1994 from 1993. These increases occurred for two reasons; for both years the lack of high loan demand required the liquidity of the Company be invested in the securities portfolios. Additionally, in 1995 cash generated by the branch acquisition was invested in securities. In 1994 the ALCO strategy employed $60 million of the Company's access to lower cost funds to purchase securities to be held to maturity yielding a higher rate than its incremental borrowing rate, thus improving net interest income.
       As disclosed in the notes to the consolidated financial statements, the Company reclassified a substantial portion of the securities portfolio from held to maturity to available for sale. Additionally, the majority of subsequent purchases have been classified as available for sale. Securities available for sale are part of the Company's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, liquidity management, and other factors. The market value of securities available for sale fluctuates primarily in response to changes in interest rates and risk. These fluctuations lead to the changes in the unrealized gain or loss on securities available for sale presented in both the Company's consolidated balance sheets and statements of stockholders' equity.
       Average tax-exempt securities are portrayed in the table, Average balances, Net Interest Income, Yields and Rates; the average balance has remained relatively stable in recent years. It remains the Bank's practice to invest, subject to availability, in qualified and designated local municipal issues which receive favorable federal income tax treatment. The Bank highly values its business relationships with a variety of municipalities within its local service area and meeting their funding needs through investment in their security issues is a meaningful way to develop such business relationships.
       At December 31, 1995 there were no securities held by the Company of any single non U.S. Government issuer aggregating more than ten percent of stockholders' equity. However as of that date, obligations of the State of New York and its political subdivisions constituted 100% of its state and municipal portfolio. The entire portfolio was comprised of non-rated investments in the local communities within the twenty county market area served by the Bank's municipal banking department and did not include any direct obligations of the State of New York.

DEPOSITS
Total deposits for 1995 increased both on an average and absolute basis. As disclosed in the notes to the consolidated financial statements, the December 16, 1995 branch acquisition increased deposits on an absolute basis $42.6 million. Additionally, the Company increased municipal time deposits $29.9 million at December 31, 1995 compared to December 31, 1994. As indicated in the table, Average balances, Net Interest Income, Yields and Rates, depositors have moved funds during the year from savings, NOW, and MMDA accounts to certificates of deposit as rates increased.

BORROWED FUNDS
Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings, which consist primarily of FHLB advances with an original maturity of greater than one day up to one year. Total borrowed funds, including long-term debt, have decreased in 1995 as funds provided by increased deposits have been utilized to supplant borrowed funds. The increase in 1994 was due to borrowings originated in the form of short-term borrowings due to favorable borrowing and potential reinvestment rates. The increase from 1992 to 1993 was due to borrowings originated in the fourth quarter of 1993 in the form of short-term borrowings and long-term debt from the FHLB for similar reasons. The Company continues to remain well within acceptable liquidity guidelines.

CAPITAL AND DIVIDENDS

CAPITAL MEASUREMENTS
------------------------------------------------------------------------------
December 31,                                            1995             1994
------------------------------------------------------------------------------
Tier 1 leverage ratio                                   8.80%            9.05%
Tier 1 capital ratio                                   15.21%           16.09%
Total risk-based capital ratio                         16.46%           17.35%
Cash dividends as a percentage of net income           42.47%           55.22%
Per common share:
 Book value                                           $13.06           $11.68
 Tangible book value                                  $11.66           $10.51
------------------------------------------------------------------------------

       Stockholders' equity increased both in dollar amount and as a percentage of total assets at

QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
------------------------------------------------------------------------------------------------------
                                    1995                                      1994
------------------------------------------------------------------------------------------------------
(restated to give retroactive effect to stock dividends)
                                                     CASH                                         CASH
                                                DIVIDENDS                                    DIVIDENDS
QUARTER ENDING      HIGH        LOW      CLOSE   DECLARED       HIGH        LOW      CLOSE    DECLARED
------------------------------------------------------------------------------------------------------
March 31          $16.19     $15.24     $15.24     $0.114     $16.78     $15.87     $15.87      $0.104
June 30            15.71      15.00      15.48      0.114      16.21      13.83      14.97       0.104
September 30       15.95      15.00      15.71      0.115      14.97      13.61      14.51       0.104
December 31        18.00      15.24      17.50      0.130      16.19      14.29      15.71       0.115
------------------------------------------------------------------------------------------------------
For the year      $18.00     $15.00     $17.50     $0.473     $16.78     $13.61     $15.71      $0.427
------------------------------------------------------------------------------------------------------

December 31, 1995, compared to December 31, 1994. The increase is due to net income retained after payment of cash dividends and improved mark to market effect of the securities available for sale portfolio, offset by increased holdings of treasury stock. Both book and tangible book value have increased accordingly.
       On a per share basis, cash dividends declared have been increased both in 1995 and 1994. These dividend increases reflect the Company's earnings and capital strength. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions. Additionally, 1995 was the thirty-sixth consecutive year that the Company declared a stock dividend.
       The accompanying table, Quarterly Common Stock and Dividend Information, sets forth the high, low and closing sales price for the common stock as reported on the NASDAQ National Market System, and cash dividends declared per share of common stock. At December 31, 1995, the total market capitalization of NBT's common stock was approximately $143 million compared with $132 million at December 31, 1994. The change in market capitalization is due to increased numbers of shares held in the treasury and changes in the market price, adjusted for stock dividends, of the Company's common stock. NBT's price to book value ratio was 1.34, 1.34, and 1.38 at December 31, 1995, 1994 and 1993, respectively. NBT's price was 16, 20, and 16 times earnings at December 31, 1995, 1994 and 1993, respectively.
       Capital is an important factor in ensuring the safety of depositors' accounts. During both 1995 and 1994, the Bank earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality, and security portfolio strength.
       The Company remains well capitalized as depicted by the capital ratios in the table. Capital measurements are significantly in excess of both regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 and Total Risk-Based Capital Ratios have regulatory minimum guidelines of 4% and 8%, respectively, with requirements to be considered well capitalized of 6% and 10%, respectively. The Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio measure the amount of capital in relation to the degree of risk perceived in assets and off balance sheet exposure. This concept recognizes that certain higher risk assets require more capital to support them as compared with lower risk assets. Both capital and the degree of risk used to weight assets and off balance sheet items are defined by bank holding company regulatory agencies. As defined, capital may exclude for the computation of capital adequacy ratios most intangible assets as well as a portion of the allowance for loan losses in excess of delineated percentages of loan balances and unrealized gains and losses on securities available for sale included in stockholders' equity, net of the tax effect. There are limitations for the amount of the allowance for loan losses that can be considered for capital ratios and there are limitations for the amount of deferred tax assets that can be used to meet capital requirements. For all years presented, the Company was permitted to include all of its deferred tax assets in its capital ratio computations. Risk factors used to weight assets and off balance sheet items range from 0% for cash, amounts due from the Federal Reserve, and securities issued by the U.S. Treasury, to 100% for certain types of loans and securities.
       The Tier 1 Leverage Ratio compares capital, as defined for regulatory purposes, to average assets without regard to risk weights and certain intangible assets. This ratio measures the utilization of capital to support the balance sheet. The Tier 1 Leverage Ratio has regulatory minimum guideline of 4%, with the requirements to be considered well capitalized of 5%. Regulations promulgated by bank and bank holding company regulatory agencies are intended primarily for the protection of the Bank's depositors and customers rather than the holders of the Company's securities.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The ALCO is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Interest rate sensitivity management seeks to avoid widely fluctuating net interest margins and to ensure consistent net interest income through periods of changing economic conditions.
       Given the above, liquidity to NBT is defined as the ability to raise cash quickly at a reasonable cost without principal loss. The primary liquidity measurement NBT utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. Accordingly, NBT has established borrowing facilities with other banks (federal funds), the Federal Home Loan Bank of New York (short and long-term borrowings which are denoted as advances), and repurchase agreements with investment companies.
       This Basic Surplus approach enables the Bank to adequately manage liquidity from both tactical and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, NBT is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position.
       At December 31, 1995 and 1994, NBT's Basic Surplus ratios (net access to cash and secured borrowings as a percentage of total assets) were approximately 17% and 4%, respectively, compared to the present internal minimum guideline range of 5% to 7%. The December 31, 1995 Basic Surplus ratio was in excess of the guidelines. During 1994, NBT took steps to absorb its substantial capacity to support income yielding assets, utilizing, and therefore reducing, its Basic Surplus ratio. The December 31, 1994 Basic Surplus ratio fell below the minimum guideline as the Company drew upon short-term borrowing lines in December to replace seasonal outflows of municipal deposits during the fourth quarter. Such deposits began to grow once again subsequent to December 31, 1994. The Bank had unused lines of credit available totalling $330 million to meet its short-term liquidity needs at December 31, 1994 and considered the Basic Surplus adequate to meet liquidity needs.
       Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. Overnight federal funds on which rates change daily and loans which are tied to the prime rate differ considerably from long-term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market deposit accounts are much more interest sensitive than NOW and savings accounts.
       The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. The funding matrix depicted in the accompanying table is utilized as a primary tool in managing interest rate risk. The matrix arrays repricing opportunities along a time line for both assets and liabilities. The time line for sources of funds, liabilities and equity, is depicted on the left hand side of the matrix. The longest term, most fixed rate sources, are presented in the upper left hand corner while the shorter term, most variable rate items, are at the lower left. Similarly, uses of funds, assets, are arranged across the top moving from left to right.
       The body of the matrix is derived by allocating the longest fixed rate funding sources to the longest fixed rate assets (upper left corner) and shorter term variable sources to shorter term variable uses (lower right corner). The result is a graphical depiction of the time periods over which the Bank is expected to experience exposure to rising or falling rates. Since the scales of the liability (left) and asset (top) sides are identical, all numbers in the matrix would fall within the diagonal lines if the Bank was perfectly matched across all repricing time frames. Numbers outside the diagonal lines represent two general types of mismatches: i) liability sensitive, where rate sensitive liabilities exceed the amount of rate sensitive assets repricing within applicable time frames (items to the left of/below the diagonal lines) and ii) asset sensitive, where rate sensitive assets exceed the amount of rate sensitive liabilities repricing within applicable time frames (items to the right of/above the diagonal lines).
       Generally, the lower the amount of this gap, the less sensitive are earnings to interest rate changes. The matrix indicates that NBT is structurally asset sensitive and supports management's contention that the Company is positioned to benefit from a higher interest rate environment. The nature and timing of the benefit will be initially impacted by the extent to which core deposit and borrowing rates are increased as rates rise.
       While the static gap evaluation of interest rate sensitivity is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. Once the Company determines the extent of gap sensitivity, the next step is to quantify the potential impact of the interest sensitivity on net interest income. NBT runs various earnings simulation scenarios used to evaluate the effect on net interest income in a rising or declining rate environment over an extended time horizon. At December 31, 1995, a 100 basis point gradual increase or decline in interest rates was estimated to have less than a 2.5% impact on net interest income relative to a flat rate environment over the next twelve month period.

[MATRIX GRAPH INSERTED HERE (The diagonals run from the upper left corner to the lower right corner encompassing all amounts with the same top and left axis captions. A shaded box encompasses the upper left amounts for the twenty-five through over 60 month horizontal axis captions and thirteen to over 60 month vertical axis captions. The terms long liabilities, short assets and long assets, short liabilities appear in the upper right and lower left of the matrix, respectively.)]

                          SUMMARY STATIC GAP FUNDING MATRIX
                                (MILLIONS OF DOLLARS)
--------------------------------------------------------------------------------------------------------------------------
             (ASSETS)   OVER 60   37-60    25-36    13-24     7-12     4-6
              -USES-    MONTHS    MONTHS   MONTHS   MONTHS   MONTHS   MONTHS   MAR 96   FEB 96   JAN 96  ONE DAY   TOTALS
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES
 -SOURCES-    TOTALS     195       128       96      134      123       76       26       28      299        1      1,106
--------------------------------------------------------------------------------------------------------------------------
  OVER 60      482       195       128       96       63                                                              482
  MONTHS

  37-60         18                                    18                                                               18
  MONTHS

  25-36         22                                    22                                                               22
  MONTHS

  13-24         45                                    31       14                                                      45
  MONTHS

   7-12         80                                             80                                                      80
  MONTHS

   4-6          65                                             29       36                                             65
  MONTHS

  MAR 96       131                                                      40       26       28       37                 131

  FEB 96        36                                                                                 36                  36

  JAN 96       129                                                                                129                 129

 ONE DAY        98                                                                                 97        1         98
--------------------------------------------------------------------------------------------------------------------------
 TOTALS      1,106       195       128       96      134      123       76       26       28      299        1      1,106
--------------------------------------------------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." SFAS 122 requires the Company to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired and also requires the Company to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 must be adopted on January 1, 1996 on a prospective basis. Management does not believe the adoption of SFAS 122 will have a material impact on the Company's financial condition or results of operations.
       In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to use a fair value based method of determining compensation cost for grants of stock options under stock-based employee compensation plans. Under Accounting Principals Board Opinion No. 25 (APB 25), currently utilized by the Company, compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the amount employees must pay to acquire it. Companies electing to continue accounting for these plans under the provisions of APB 25 will be required to present pro forma disclosures of net income and net income per share, as if a fair value based method had been applied. The Company is required to implement SFAS 123 on January 1, 1996, and will continue to account for the plans under APB 25 with pro forma footnote disclosure.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS AND RATES
(dollars in thousands)                                                 1995
                                                       ------------------------------
                                                       AVERAGE                  YIELD/
                                                       BALANCE     INTEREST     RATES
                                                       -------     --------     ------
ASSETS
Interest bearing deposits                          $      472      $    21      4.45%
Federal funds sold                                        589           34      5.77
Short-term investments available for sale               1,564           91      5.82
Securities available for sale, taxable                147,073        9,137      6.21
Loans available for sale                                6,099          545      8.94

Securities held to maturity:
  Taxable                                             217,201       13,154      6.06
  Tax exempt                                           29,392        2,102      7.15
                                                      -------       ------
    Total securities held to maturity                 246,593       15,256      6.19

Loans:
  Commercial                                          229,481       22,862      9.96
  Real estate mortgage                                126,280       10,358      8.20
  Consumer                                            219,587       19,886      9.06
                                                      -------       ------
    Total Loans                                       575,348       53,106      9.23
                                                      -------       ------
Total earning assets                                  977,738       78,190      8.00
                                                                    ------
Cash and due from banks                                35,022
Securities available for sale
 valuation allowance                                   (2,736)
Allowance for loan losses                              (9,330)
Premises and equipment                                 15,671
Other assets                                           25,833
                                                       ------
TOTAL ASSETS                                       $1,042,198
                                                   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts                        $108,928        3,173      2.91
NOW accounts                                           83,807        1,582      1.89
Savings deposits                                      154,091        4,554      2.96
Certificates of deposit                               376,852       20,374      5.41
                                                      -------       ------
  Total interest bearing deposits                     723,678       29,683      4.10
Short-term borrowings                                  80,596        4,700      5.83
Long-term debt                                          5,424          457      8.43
                                                       ------       ------
  Total interest bearing liabilities                  809,698       34,840      4.30%
                                                                    ------
Demand deposits                                       124,611
Other liabilities                                       6,259
Stockholders' equity                                  101,630
                                                      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,042,198
                                                   ----------
  NET INTEREST INCOME                                              $43,350
                                                                   -------
  NET INTEREST MARGIN                                                           4.43%
                                                                                -----
Taxable equivalent adjustment                                      $   790
                                                                   -------

                1994                                            1993
-----------------------------------               ---------------------------------
    Average                  Yield/                 Average                  Yield/
    Balance     Interest     Rates                  Balance     Interest     Rates
    -------     --------     ------                 -------     --------     ------

$      171      $     8       4.68%               $     97      $     2       2.06%
       414           13       3.14                     810           25       3.09
     2,441           89       3.65                   9,831          294       2.99
   134,488        7,809       5.81                  89,069        4,958       5.57
     9,457          671       7.10                   6,458          342       5.30


   200,501       11,878       5.92                 160,805       10,223       6.36
    30,101        1,781       5.92                  25,655        1,646       6.42
   -------       ------                            -------       ------
   230,602       13,659       5.92                 186,460       11,869       6.37


   212,007       18,528       8.74                 178,503       14,680       8.22
   131,615        9,555       7.26                 156,967       12,366       7.88
   221,794       20,778       9.37                 215,272       23,049      10.71
   -------       ------                            -------       ------
   565,416       48,861       8.64                 550,742       50,095       9.10
   -------       ------                            -------       ------
   942,989       71,110       7.54                 843,467       67,585       8.01
                 ------                                          ------
    35,076                                          34,013

    (3,018)                                              -
    (8,863)                                         (9,205)
    15,807                                          15,911
    27,581                                          25,570
   -------                                         -------
$1,009,572                                        $909,756
----------                                        --------

$  148,341        3,818       2.57                $158,365        4,530       2.86
    87,041        1,407       1.62                  82,084        1,570       1.91
   177,015        4,707       2.66                 168,041        4,964       2.95
   286,818       11,551       4.03                 256,370       10,674       4.16
   -------       ------                            -------       ------
   699,215       21,483       3.07                 664,860       21,738       3.27
    73,083        3,351       4.59                  18,699          609       3.26
    13,846          908       6.56                  11,161          853       7.64
   -------       ------                            -------       ------
   786,144       25,742       3.27%                694,720       23,200       3.34%
                 ------                                          ------
   118,186                                         111,193
     5,532                                           7,121
    99,710                                          96,722
   -------                                         -------
$1,009,572                                        $909,756
----------                                        --------
                $45,368                                         $44,385
                -------                                         -------
                             4.81%                                            5.26%
                             -----                                            -----
                $   672                                         $   628
                -------                                         -------

              1992                                            1991
---------------------------------               -----------------------------------
  Average                  Yield/                 Average                  Yield/
  Balance     Interest     Rates                  Balance     Interest     Rates
  -------     --------     ------                 -------     --------     ------

$      -      $     -          -%               $  1,065      $    89       8.36%
     896           31       3.46                   1,213           49       4.04
  19,449          789       4.06                  35,436        2,069       5.84
       -            -          -                       -            -          -
       -            -          -                       -            -          -


 200,525       13,443       6.70                 119,828        9,594       8.01
  30,503        2,888       9.46                  79,954        7,721       9.66
 -------       ------                            -------       ------
 231,028       16,331       7.07                 199,782       17,315       8.67


 168,589       14,417       8.55                 158,444       16,735      10.56
 150,034       14,274       9.51                 147,152       15,588      10.59
 209,944       24,402      11.62                 221,445       29,534      13.34
 -------       ------                            -------       ------
 528,567       53,093      10.04                 527,041       61,857      11.74
 -------       ------                            -------       ------
 779,940       70,244       9.01                 764,537       81,379      10.64
               ------                                          ------
  35,189                                          36,018

       -                                               -
  (9,659)                                        (10,272)
  16,335                                          17,048
  30,396                                          36,259
 -------                                         -------
$852,201                                        $843,590
--------                                        --------

$159,589        5,614       3.52                $143,183        7,237       5.05
  73,802        2,033       2.75                  63,480        2,745       4.32
 140,202        5,018       3.58                 106,795        5,111       4.79
 250,324       13,270       5.30                 324,209       22,253       6.86
 -------       ------                            -------       ------
 623,917       25,935       4.16                 637,667       37,346       5.86
  18,158          665       3.66                   6,199          373       6.02
   5,755          594      10.32                   5,362          575      10.72
 -------       ------                            -------       ------
 647,830       27,194       4.20%                649,228       38,294       5.90%
               ------                                          ------
 106,789                                         102,012
   7,107                                           7,426
  90,475                                          84,924
  ------                                         -------
$852,201                                        $843,590
--------                                        --------
              $43,050                                         $43,085
              -------                                         -------
                            5.52%                                           5.64%
                            -----                                           -----
              $ 1,036                                        $ 2,751
              -------                                        -------

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS AND RATES
Since period end balances presented in the balance sheet can be distorted by one day fluctuations, average balances are presented when appropriate to give a better indication of balance sheet trends. The table, Average Balances, Net Interest Income, Yields and Rates, depicts daily average balances for the major distribution of assets, liabilities, and stockholders' equity. Amounts are calculated on an FTE basis, are before reserve requirements, and are based on amortized cost. Interest earned on non-accrual loans is included in the interest earned on loans only when collected, however, the average balances of such loans are included in the average balances of loans.

FOURTH QUARTER RESULTS
Selected quarterly results are presented in the table, Selected Quarterly Financial Data. Quarterly net income for the fourth quarter of 1995 achieved the second highest level in the Company's history, exceeded only by the prior quarters results. Interest and fee income increased from the combined result of increased levels of average earning assets and yields on those assets; similarly interest expense increased from the combined result of increased levels of average interest bearing liabilities and costs associated with those sources of funds. The increase in the cost of funds exceeded the increase in the yield on funds as portrayed in the decreased net interest margin.
       Annualized return on average assets for the fourth quarter of 1995, reflects the effect of the increase in net income partially offset by the increased asset base of the Company. Annualized return on average equity for the fourth quarter of 1995 reflects the effect of the increase in net income partially offset by the increased average equity of the Company as the valuation of securities available for sale improved during the period.
       The lower level of the provision for loan losses

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data for the two years ended December 31, 1995 is summarized as follows:
---------------------------------------------------------------------------------------------------------------------------
                                                        1995                                         1994
---------------------------------------------------------------------------------------------------------------------------
(in thousands,
 except per share data)                FIRST     SECOND      THIRD     FOURTH       First     Second      Third     Fourth
---------------------------------------------------------------------------------------------------------------------------
Interest and fee income              $17,942    $19,143    $19,983    $20,332     $16,445    $17,304    $18,283    $18,406
Interest expense                       7,981      8,566      8,942      9,351       5,617      6,142      6,708      7,275
Net interest income                    9,961     10,577     11,041     10,981      10,828     11,162     11,575     11,131
Provision for loan losses                330        508        340        375         810        942        872        447
Noninterest income excluding
  securities gains                     1,767      1,743      1,704      1,743       1,881      1,884      1,808        911
Securities gains                           -         11         82         52         555          -          -          -
Noninterest expense                    8,413      8,235      8,115      8,261       9,495      9,156     10,967      9,056
Net income                             1,907      2,221      2,637      2,564       1,803      1,814      1,002      1,889
Net income per common share          $  0.22    $  0.26    $  0.32    $  0.31     $  0.21    $  0.21    $  0.12    $  0.22
Net interest margin                     4.30%      4.49%      4.54%      4.40%       4.99%      4.85%      4.82%      4.64%
Return on average assets                0.76%      0.87%      1.00%      0.95%       0.76%      0.72%      0.38%      0.73%
Return on average equity                7.83%      8.79%     10.28%      9.74%       7.24%      7.31%      4.00%      7.59%
Average common
 shares outstanding                    8,454      8,423      8,337      8,311       8,570      8,539      8,476      8,469
---------------------------------------------------------------------------------------------------------------------------

reflects improved asset quality. Noninterest income excluding securities gains has remained stable, at lower levels, throughout the quarterly periods of 1995. Noninterest expense also has remained stable, at lower levels, throughout the quarterly periods of 1995 due to the restructuring undertaken in 1994. Reduced costs are reflected in most categories of noninterest expense, however advertising expense increased as a result of ad campaigns. Measures of expense productivity showed improvement for the fourth quarter of 1995. The efficiency and expense ratios were 65.0% and 2.5%, respectively, for the fourth quarter of 1995 compared to 66.7% and 2.8%, respectively, for the comparable quarter of 1994. Full-time equivalent employees increased to 545 at December 31, 1995, due to the branch acquisitions. Average assets per full-time equivalent employee increased to $1.9 million from $1.8 million. The Company has maintained its commitment to improve earnings prospects through the control of staffing levels and expenses, these yielded positive results throughout the year. This commitment continues through careful evaluation of operations, combining and realigning functions as deemed appropriate, utilizing normal attrition to the highest extent possible to achieve this objective.

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

                                   EXHIBIT 21

                    List of Subsidiaries of the Registrant

                        SUBSIDIARIES OF THE REGISTRANT

NBT BANCORP INC. has one subsidiary, which is wholly owned:

NBT Bank, National Association
52 South Broad Street
Norwich, New York  13815

Telephone:  (607) 337-6000

E.I.N. 15-0395735

                                   EXHIBIT 23

                       Consent of KPMG Peat Marwick LLP

                        INDEPENDENT AUDITORS' CONSENT


The Board of Directors
NBT Bancorp Inc.:


We consent to incorporation by reference in the registration statements on Form S-3 (File No. 33-12247) and Form S-8 (File Nos. 33-18976 and 33-77410) of NBT Bancorp Inc. of our report dated January 12, 1996, relating to the consolidated balance sheets of NBT Bancorp Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, which report has been incorporated by reference in the December 31, 1995 annual report on Form 10-K of NBT Bancorp Inc.




/s/ KPMG Peat Marwick LLP
-------------------------
    KPMG Peat Marwick LLP

Syracuse, New York
March 19, 1996

                                   EXHIBIT 27

                            Financial Data Schedule