Form 10-Q
period 1996-03-31
NBT BANCORP INC
filed 1996-05-15
CIK 790359

                              SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549
                                            FORM 10-Q


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996.
                                               OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.


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

As of April 30, 1996, there were 8,442,314 shares outstanding, including 338,796 shares held in the treasury, of the Registrant's common stock, No Par, Stated Value $1.00. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                            NBT BANCORP INC.
                FORM 10-Q--Quarter Ended March 31, 1996


                            TABLE OF CONTENTS





PART I      FINANCIAL INFORMATION

Item 1      Financial Statements (Unaudited)

            Consolidated Balance Sheets at March 31, 1996, December 31,
                 1995, and March 31, 1995

            Consolidated Statements of Income for the three month periods ended March 31, 1996 and 1995

            Consolidated Statements of Cash Flows for the three month
                 periods ended March 31, 1996 and 1995

            Notes to Consolidated Financial Statements at March 31, 1996

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

SIGNATURES

INDEX TO EXHIBITS

NBT BANCORP INC. and Subsidiary                           March 31,          December 31,           March 31,
CONSOLIDATED BALANCE SHEETS                                 1996                 1995                 1995
- --------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                   (Unaudited)          (See Notes)          (Unaudited)
ASSETS
Cash and due from banks                                  $   54,114           $   44,379           $   62,048
Loans available for sale                                      5,040                6,089                6,599
Securities available for sale                               379,425              393,536              102,728
Securities held to maturity (market
 value-$39,762, $40,306 and $264,184)                        39,762               40,311              268,974
Loans:
 Commercial and agricultural                                254,873              247,320              215,718
 Real estate mortgage                                       120,545              120,972              128,481
 Consumer                                                   219,607              220,093              219,134
- --------------------------------------------------------------------------------------------------------------
   Total loans                                              595,025              588,385              563,333
 Less allowance for loan losses                               9,173                9,120                9,038
- --------------------------------------------------------------------------------------------------------------
   Net loans                                                585,852              579,265              554,295
Premises and equipment, net                                  16,603               16,467               15,458
Intangible assets, net                                       11,138               11,551                9,546
Other assets                                                 17,567               14,668               16,752
- --------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $1,109,501           $1,106,266           $1,036,400
- --------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Interest bearing                                        $  773,504           $  741,805           $  757,387
 Non-interest bearing                                       139,207              131,227              121,634
- --------------------------------------------------------------------------------------------------------------
   Total deposits                                           912,711              873,032              879,021
Short-term borrowings                                        84,540              115,945               43,179
Long-term debt                                                3,010                3,012                8,734
Other liabilities                                             6,615                6,233                5,036
- --------------------------------------------------------------------------------------------------------------
   Total liabilities                                      1,006,876              998,222              935,970
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par, stated value $1.00;
 shares authorized-2,500,000 at March 31, 1996
 and December 31, 1995, 2,000,000 at
 March 31, 1995                                                   -                    -                    -
Common stock, no par, stated value $1.00;
 shares authorized-12,500,000 at March 31,
 1996 and December 31, 1995, 10,000,000 at
 March 31, 1995; issued 8,442,314,
 8,442,314 and 8,452,099                                      8,442                8,442                8,050
Capital surplus                                              75,465               75,464               69,218
Retained earnings                                            25,938               24,076               26,391
Unrealized gain (loss) on securities
 available for sale, net of income tax
 effect                                                      (1,864)               2,822               (2,428)
Common stock in treasury at cost, 326,001,
 170,275, and 48,943 shares                                  (5,356)              (2,760)                (801)
- --------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                               102,625              108,044              100,430
- --------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $1,109,501           $1,106,266           $1,036,400
- --------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

NBT BANCORP INC. and Subsidiary                   Three months ended March 31,
CONSOLIDATED STATEMENTS OF INCOME               1996                       1995
- --------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)         (Unaudited)
Interest and fee income:
Loans                                        $13,573                    $12,210
Securities held to maturity-
 taxable                                         244                      3,544
Securities held to maturity-
 tax exempt                                      346                        390
Assets available for sale                      5,834                      1,789
Other                                              6                          9
- --------------------------------------------------------------------------------
   Total interest and fee income              20,003                     17,942
- --------------------------------------------------------------------------------
Interest expense:
Deposits                                       7,950                      6,611
Short-term borrowings                            640                      1,219
Long-term debt                                    80                        151
- --------------------------------------------------------------------------------
   Total interest expense                      8,670                      7,981
- --------------------------------------------------------------------------------
Net interest income                           11,333                      9,961
Provision for loan losses                        600                        330
- --------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                            10,733                      9,631
- --------------------------------------------------------------------------------
Noninterest income:
Trust income                                     654                        662
Service charges on deposit accounts              775                        731
Securities gains                                 792                          -
Other income                                     363                        374
- --------------------------------------------------------------------------------
   Total noninterest income                    2,584                      1,767
- --------------------------------------------------------------------------------
Noninterest expense:
Salaries and employee benefits                 4,452                      4,024
Net occupancy expense                            674                        603
Equipment expense                                462                        411
FDIC insurance                                     1                        451
Amortization of intangible assets                395                        315
Other operating expense                        2,602                      2,609
- --------------------------------------------------------------------------------
   Total noninterest expense                   8,586                      8,413
- --------------------------------------------------------------------------------
Income before income taxes                     4,731                      2,985
Income taxes                                   1,820                      1,078
- --------------------------------------------------------------------------------
   Net income                                $ 2,911                    $ 1,907
- --------------------------------------------------------------------------------
Net income per common share                  $  0.35                    $  0.22
Cash dividends per common share              $  0.130                   $  0.114
Average common shares outstanding           8,271,337                  8,454,114
- ---------------------------------------------------------------------------------
See notes to consolidated financial statements.

NBT BANCORP INC. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31,                                         1996                       1995
- -----------------------------------------------------------------------------------------------------
(dollars in thousands)                                                       (Unaudited)
Operating activities:
Net income                                                       $  2,911                   $  1,907
Adjustments to reconcile net income to the
  cash provided by operating activities:
 Provision for loan losses                                            600                        330
 Depreciation and amortization                                        381                        372
 Amortization of premiums and accretion
  of discounts on securities                                          (15)                       (16)
 Amortization intangible assets                                       395                        315
 Proceeds from sales of loans originated for sale                   1,383                      6,891
 Loans originated for sale                                         (2,109)                    (3,305)
 Realized gains on sales of securities                               (792)                         -
 Decrease in interest receivable                                      434                      1,333
 Increase (decrease) in interest payable                             (102)                       161
 Payments of restructuring liabilities                                  -                       (923)
 Other, net                                                         1,265                         36
- -----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           4,351                      7,101
- -----------------------------------------------------------------------------------------------------
Investing activities:
Securities available for sale:
 Proceeds from maturities                                          12,592                     13,745
 Proceeds from sales                                               66,003                          -
 Purchases                                                        (72,391)                    (4,953)
Securities held to maturity:
 Proceeds from maturities                                           4,083                     13,704
 Purchases                                                         (3,602)                   (10,121)
(Increase) decrease in loans                                       (5,412)                    11,067
Purchase of premises and equipment, net                              (517)                      (445)
- -----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 756                     22,997
- -----------------------------------------------------------------------------------------------------
Financing activities:
Net increase in deposits                                           39,679                     87,578
Net increase (decrease) in short-term borrowings
 with original maturities of three months or less                 (31,405)                   (97,408)
Repayments of long-term debt                                           (2)                         -
Common stock issued, including treasury shares reissued               815                      2,403
Purchase of treasury stock                                         (3,385)                    (3,070)
Cash dividends and payment for fractional shares                   (1,074)                      (963)
- -----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           4,628                    (11,460)
- -----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                9,735                     18,638
Cash and cash equivalents at beginning of year                     44,379                     43,410
- -----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $ 54,114                   $ 62,048
- -----------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                       $  8,772                   $  7,820
  Income taxes                                                         37                         65
Noncash investing activity:
 Transfer of loans available for sale to loans                      1,775                          -
- -----------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

NBT BANCORP INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1996

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of NBT BANCORP INC. (the Registrant or NBT) and its wholly-owned subsidiary, NBT Bank, National Association (Bank). All intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.

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

The balance sheet at December 31, 1995 has been derived from audited financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 1995.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
The Registrant adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" on January 1, 1996 on a prospective basis. SFAS 122 requires the recognition as separate assets rights to service mortgage loans for others, however those servicing rights are acquired, and also requires capitalized mortgage servicing rights to be assessed for impairment based on the fair value of those rights. The adoption of SFAS 122 did not have a material impact on the Registrant's financial condition or results of operations.

On January 1, 1996 the Registrant adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of determining compensation cost for grants of stock options under stock-based compensation plans. SFAS No. 123 permits entities to expense an estimated fair value of employee stock options or to continue to measure compensation cost for these plans using the intrinsic value contained in Accounting Principals Board Opinion No.
25 (APB 25). Under APB 25 compensation cost is the excess, if any, of the quoted market price of the stock at the date of grant over the amount employees must pay to acquire it. The Registrant has elected to continue accounting for these plans under the intrinsic value method of accounting for stock-based compensation plans. Additionally, the Registrant will present pro forma footnote disclosures of net income and net income per share, as if a fair value based method had been applied, upon the presentation of a complete set of financial statements, which would generally be prepared as of the end of its fiscal year, as required by SFAS No. 123.

COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, various commitments and contingent liabilities arise, including commitments to extend credit and standby letters of credit. Also, off balance sheet financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, and interest rate caps, collars and floors bear risk-based on financial market conditions. The following table summarizes the Registrant's exposure to these off balance sheet commitments and contingent liabilities as of March 31, 1996, in thousands of dollars:

                                                      Contractual or
                                                      Notional Value
                                                   at March 31, 1996
Financial instruments with off balance
 sheet credit risk:
  Commitments to extend credit                          $94,853,000
  Standby letters of credit                               1,934,000

Financial instruments with off balance
 sheet market risk                                             None

NBT BANCORP INC. AND SUBSIDIARY
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion is to focus on material information about the Registrant's financial condition and results of operations. Reference should be made to the Registrant's consolidated financial statements and footnotes thereto included in this FORM 10-Q as well as to the Registrant's 1995 FORM 10-K for an understanding of the following discussion and analysis. The Registrant has a long history of distributing stock dividends; in December, 1995 a 5% stock dividend was distributed for the thirty-sixth consecutive year. Throughout this discussion and analysis, amounts per common share have been adjusted retroactively for stock dividends and splits for purposes of comparability.

HIGHLIGHTS OF THE REGISTRANT'S 1996 PERFORMANCE

Net income of $2.9 million ($0.35 per share) was realized in the first quarter of 1996, representing a 53% increase from first quarter 1995 net income of $1.9 million ($0.22 per share). One of the major contributing factors for the increase in net income was increased net interest income, as higher earnings on assets exceeded liability cost increases in the rising interest rate environment during the first quarter of 1996. Additionally, reducing interest income during the first quarter of 1995 was a $0.5 million nonrecurring charge to write-off accrued interest income receivable on nonaccrual or previously charged-off loans. Increased security gains of $0.8 million during the first quarter of 1996 also contributed to the improved profitability. There were no such gains during the first quarter of 1995. Offsetting these favorable increases in income were an increased provision for loan losses, as net charge-offs increased in 1996, and increased noninterest expenses, caused in part by the branch acquisition in December, 1995.

The table PERFORMANCE MEASUREMENTS depicts several measurements of performance on an annualized basis. Return on average assets and equity measures how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios increased for the quarter compared to the same period a year previous and compared to the prior quarters of 1995.

Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. Taxable equivalency adjusts income by increasing tax exempt income to a level that is comparable to taxable income before taxes are applied. The positive trend in net interest margin is critical to the improved profitability of the Registrant.

                                     PERFORMANCE MEASUREMENTS
                                                     First       Second       Third        Fourth      Twelve      First
                                                     Quarter     Quarter      Quarter      Quarter     Months      Quarter
                                                     1995        1995         1995         1995        1995        1996
- --------------------------------------------------------------------------------------------------------------------------
Return on average assets                             0.76%       0.87%        1.00%        0.95%       0.90%       1.09%
Return on average common equity                      7.83%       8.79%       10.28%        9.74%       9.18%      10.94%
Net interest margin                                  4.30%       4.49%        4.54%        4.40%       4.43%       4.66%
- --------------------------------------------------------------------------------------------------------------------------

FINANCIAL CONDITION

The table AVERAGE BALANCES highlights the changes in the balance sheet. Since period end balances can be distorted by one day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.

                                              AVERAGE BALANCES
                                                    Three months
                                                      March 31,
(dollars in thousands)                     1996                          1995
- ------------------------------------------------------------------------------
Securities available for sale         $  363,106                    $  105,078
Securities held to maturity               40,515                       272,587
- ------------------------------------------------------------------------------
 Total securities                        403,621                       377,665
Loans available for sale                   5,807                         7,950
Loans                                    590,742                       568,241
Deposits                                 902,975                       822,754
Short-term borrowings                     49,332                        86,076
Long-term debt                             3,011                         8,734
Stockholders' equity                     107,078                        98,790
Assets                                 1,069,900                     1,021,798
Earning assets                           997,053                       960,231
Interest bearing liabilities          $  824,184                    $  799,258
- ------------------------------------------------------------------------------

Loans: Average loans for the first quarter of 1996 increased $23 million, or 4%, from the comparable period of the previous year. The increase in the portfolio volume occurred in commercial loans. Real estate loans decreased as the volume of mortgage refinancing and new mortgage loan origination has diminished in response to interest rate increases. Commercial, consumer and real estate loans comprised 43%, 37%, and 20% of the average portfolio for the three months ended March 31, 1996. Comparable measures for a year previous were 38%, 39%, and 23%.

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

The table entitled ALLOWANCE FOR LOAN LOSSES portrays activity for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs, the amount of loans written off as uncollectible less recoveries of loans previously written off. Charge-offs are made when the collectiblity of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs have increased from the prior year's comparable periods and the full year 1995 measure both as a dollar amount and as a percentage of average loan balances, primarily due to commercial loan charge-offs caused by the sustained period of sluggish economic conditions continuing to be experienced in northern and central New York State. The provision for loan losses increased by $0.3 million, 82%, for the first quarter of 1996 from the comparable period a year ago.

Nonperforming is a term used to describe assets on which revenue recognition has been discontinued or is restricted. As depicted in the table, NONPERFORMING ASSETS AND RISK ELEMENTS, nonperforming loans have increased due to the previously mentioned economic conditions occurring in the Bank's market area. The allowance for loan losses has been allocated based on identified problem credits or categorical trends and includes a specifically allocated amount of $.4 million related to impaired loans. After allocation, the unallocated portion at March 31, 1996, was approximately $2 million. The unallocated portion is available for further unforeseen or unexpected losses or unidentified problem credits. Management will continue to target and maintain a minimum allowance equal to the allocated requirement plus an unallocated portion, as appropriate.

                               ALLOWANCE FOR LOAN LOSSES
                                                       Three months ended
                                                            March 31,
(dollars in thousands)                    1996                                 1995
- ---------------------------------------------------------------------------------------------
Balance, beginning of period           $ 9,120                              $ 9,026
Recoveries                                 162                                  206
Charge-offs                               (709)                                (524)
- ---------------------------------------------------------------------------------------------
Net charge-offs                           (547)                                (318)
Provision for loan losses                  600                                  330
- ---------------------------------------------------------------------------------------------
Balance, end of period                 $ 9,173                              $ 9,038
- ---------------------------------------------------------------------------------------------
COMPOSITION OF NET CHARGE-OFFS
- ---------------------------------------------------------------------------------------------
Commercial and agricultural            $  (253)      46%                    $  (111)      35%
Real estate mortgage                       (12)       2%                         (3)       1%
Consumer                                  (282)      52%                       (204)      64%
- ---------------------------------------------------------------------------------------------
Net (charge-offs) recoveries           $  (547)     100%                    $  (318)     100%
- ---------------------------------------------------------------------------------------------
Annualized net charge-offs
 to average loans                                  0.37%                                0.23%
- ---------------------------------------------------------------------------------------------
Annualized net charge-offs to average loans for the year ended
 December 31, 1995                                                                      0.25%
- ---------------------------------------------------------------------------------------------

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

Classified and special mention loans, excluding those on non-accrual status, totalled $27.6 million, $27.6 million, and $26.8 million, 4.7%, 4.7%, and 4.8% of outstanding loans, at March 31, 1996, December 31, 1995 and March 31, 1995, respectively. A significant portion of the outstanding balances are secured with various forms of collateral. In this regard, management has determined that there are no material adverse trends or material potential losses not already considered in the allowance calculation, nor indications of trends or events that would have a material effect on the Registrant's operations, capital or liquidity. The Registrant does not have any material loans classified as doubtful or loss and the loan portfolio does not contain any highly leveraged or foreign loans. A substantial portion of the Registrant's loans are secured by real estate located in central and northern New York State. Accordingly, the ultimate collectibility of a substantial portion of the Registrant's portfolio is susceptible to changes in real estate market conditions in those areas.

The Bank's classification of a loan as a nonaccruing loan is based in part on bank regulatory guidelines. Accrual of interest is discontinued if the loan is placed on nonaccrual status. Nonaccrual classification does not mean that the loan principal will not be collected; rather, that timely collection of interest is doubtful. When, in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part. Loans are transferred to a nonaccrual basis generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection or when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. When a loan is transferred to a non-accrual status, any unpaid accrued interest is reversed and charged against income. Interest income on non-accruing loans is recognized on a cash basis, only when cash payments are received which are not applied to principal.

Management, considering current information and events regarding the borrower's ability to repay the obligation, considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loans effective interest rate or, as a practical expedient, at the loans observable market price or the fair value of collateral if the loan is collateral dependant. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.

Payments received on nonaccrual and impaired loans are first applied to principal. Depending on management's assessment of the ultimate collectibility of the loan, interest income may be recognized on a cash basis. Nonaccrual loans are restored to an accrual status when management determines that the financial condition of the borrower has improved significantly to the extent that there has been a sustained period of repayment performance so that the loan is brought current and the collectibility of both interest and principal appears assured.

As depicted in the table, NONPERFORMING ASSETS AND RISK ELEMENTS, the increase in nonperforming assets (NPA) was attributable to increases in both commercial and agricultural loans as well as real estate mortgages, whose collateral value supports continuation as assets. The Registrant did not hold any restructured loans, loans whose repayment criteria was renegotiated to less than the original agreement terms because of the borrower's financial difficulties, which were not in compliance with the modified terms at March 31, 1996, December 31, 1995, and March 31, 1995. Loans 90 days past due and not included in nonperforming loans have decreased in all categories.

                      NONPERFORMING ASSETS AND RISK ELEMENTS
                                         March 31,             December 31,              March 31,
(in thousands)                             1996                   1995                      1995
- ------------------------------------------------------------------------------------------------------
Impaired commercial and
 agricultural loans                   $1,696                  $1,367                   $1,637
- ------------------------------------------------------------------------------------------------------
Other non-accrual loans:
  Real estate mortgage                $3,238     87%          $2,910      84%          $2,528      88%
  Consumer                               497     13%             540      16%             330      12%
- ------------------------------------------------------------------------------------------------------
   Total non-accrual loans             3,735    100%           3,450     100%           2,858     100%
- ------------------------------------------------------------------------------------------------------
Other real estate owned                1,989                   2,000                    1,189
- ------------------------------------------------------------------------------------------------------
   Total nonperforming assets          7,420                   6,817                    5,684
- ------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
  Real estate mortgage                   707     76%             910      68%             539      64%
  Commercial and agricultural             34      4%             126      10%              66       8%
  Consumer                               188     20%             296      22%             234      28%
- ------------------------------------------------------------------------------------------------------
   Total                              $  929    100%          $1,332     100%          $  839     100%
- ------------------------------------------------------------------------------------------------------
Restructured loans, in compliance with modified terms:
  Commercial and agricultural              -                     142                         -
- ------------------------------------------------------------------------------------------------------
   Total assets containing
    risk elements                     $8,349                  $8,291                    $6,523
- ------------------------------------------------------------------------------------------------------
Nonperforming loans to total loans             0.91%                    0.82%                    0.80%
Nonperforming assets to total assets           0.67%                    0.62%                    0.55%
Allowance for loan losses to
 nonperforming loans                            169%                     189%                     201%
Allowance as a percentage of
 period end loans                              1.54%                    1.55%                    1.60%
- ------------------------------------------------------------------------------------------------------

Charge-offs flowing through the allowance for loan losses depicted in the table CHANGES IN NONACCRUAL AND IMPAIRED LOANS represent gross charge-offs taken against nonaccrual loans; excluded are charge-offs taken against accruing loans and interest reversals. When real estate collateralizing a loan is foreclosed, the difference between the fair value of the collateral property, reflected as additions in the table CHANGES IN OREO, and the book value of the loan, if any, is charged-off through the allowance for loan losses. Any subsequent write-downs due to a decline in the fair value of the OREO property after foreclosure is reflected in noninterest expense.

                  CHANGES IN NONACCRUAL AND IMPAIRED LOANS
                                                Three months ended
                                                     March 31,
                                        ----------------------------------
(in thousands)                             1996                       1995
- --------------------------------------------------------------------------
Balance at beginning of period          $4,817                     $4,639
  Loans placed on nonaccrual             2,038                        731
  Charge-offs                             (448)                      (189)
  Payments                                (859)                      (303)
  Transfers to OREO                       (117)                      (383)
  Loans returned to accrual                  -                          -
- --------------------------------------------------------------------------
Balance at end of period                $5,431                     $4,495
- --------------------------------------------------------------------------

                                CHANGES IN OREO
                                                Three months ended
                                                      March 31,
                                        ----------------------------------
(in thousands)                             1996                       1995
- --------------------------------------------------------------------------
Balance at beginning of period          $2,000                     $  840
  Additions                                117                        383
  Sales                                    (47)                       (13)
  Write-downs                              (81)                       (21)
- --------------------------------------------------------------------------
Balance at end of period                $1,989                     $1,189
- --------------------------------------------------------------------------

Securities: The total average balance of securities available for sale and held to maturity for the three month period ending March 31, 1996 increased $26 million, or 7%, from the comparable period a year ago. This increase occurred as the lack of high loan demand required the liquidity of the Bank to be invested in the security portfolios. The Registrant holds no trading securities, securities bought for the purpose of sale in the near term. The Registrant classifies securities as available for sale or held to maturity at the time of purchase. Classification is determined by potential responses to changes in interest rates, prepayment risk, and liquidity needs for an indefinite period of time, and the intent, supported by the ability, to hold the security to its maturity. Generally accepted accounting principles limit the reclassification of securities after the initial determination, particularly from a held to maturity classification to available for sale.

Concurrent with the adoption, on December 1, 1995, of the FASB publication "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (Guide), the Registrant was permitted to reassess the appropriateness of the classifications of all securities held at that time and implement reclassification without calling into question the intent of the Registrant to hold other debt securities to maturity in the future. The Registrant transferred U.S. Treasury, Federal Agency, and Mortgage-backed securities with amortized costs totalling $217.2 million, having fair values totalling $220.7 million, from the held to maturity portfolio to the available for sale portfolio. As required by the Guide, financial statements prior to adoption were not restated.

At March 31, 1996, the amortized cost of securities available for sale, $382 million, exceeded their fair value by $3 million of market depreciation while at December 31, 1995, their fair value of $394 million exceeded amortized cost by $5 million of market appreciation. This depreciation in fair value has been caused predominately by recent increases in interest rates which tends to have an opposite effect on the fair value of securities. At March 31, 1995, the amortized cost of securities available for sale, $110 million, exceeded their fair value by $4 million of market depreciation. Throughout 1996 and 1995, most financial institutions experienced similar patterns of variations in the fair value of securities due to general changes in interest rates.

Tax-exempt securities averaged $28 million, or 7% of the securities portfolio, for the three month period ended March 31, 1996 and $36 million, or 9% of the securities portfolio, for the comparable period of 1995. Obligations of the State of New York and its political subdivisions constitute 100% of the Bank's tax exempt securities portfolio. The portfolio did not include any direct obligations of the State of New York as the entire tax exempt securities portfolio was comprised of non-rated investments in the local communities within the twenty county market area served by the Bank's Municipal Banking Department. It remains the Registrant's practice to invest, subject to availability, in qualified and designated local municipal issues which receive favorable federal income tax treatment. The Registrant highly values its business relationships with a variety of municipalities within its local service area and meeting their funding needs through investment in their security issues is a meaningful way to develop such business relationships.

Deposits: Average total deposits for the quarter ended March 31, 1996, increased $80 million, or 10%, from the comparable period in 1995. The acquisition of three branches in December 1995 and their deposit base of $43 million is a major cause of this increase. Average municipal and negotiated term certificates of deposit increased $25 million, or 22% for the first three months of 1996 compared to the similar period of 1995. Municipal deposits tend to flow into the Bank as taxes are collected and flow out as the municipalities make payments over time. These deposits can be utilized to augment short-term borrowings when interest rates and security pledging requirements render this temporary substitution beneficial.

Throughout 1995 trends in the deposit portfolio shifting were experienced as increases occurred in the demand and certificate of deposit components of the portfolio while NOW, MMDA, and savings account balances decreased as funds in these lower yielding products were moved to higher yielding certificates as rates rose. This trend has stabilized in the first quarter of 1996. For the three months ending March 31, 1996, approximately 46% of the portfolio consisted of time deposits, 17% savings deposits, 12% money market demand deposits, 10% interest bearing NOW checking deposits, and 15% non-interest bearing demand deposits. Comparable 1995 portfolio percentages were 42%, 19%, 15%, 10%, and 14%.

Borrowed funds: Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings, which consist primarily of FHLB advances with an original maturity of one year or less. Total borrowed funds, including long-term debt, decreased throughout 1995 and at March 31, 1996, have again decreased from their December 31, 1995 level. The decrease has occurred as deposits increased during those periods and have been utilized to supplant borrowed funds.

Borrowed funds averaged $52 million for the three month period ending March 31, 1996, down $45 million, or 45%, from the comparable period of 1995 due to the additional funding provided by increased deposits in 1995 and 1996. Borrowed funds averaged $68 million for the three month period ending December 31, 1995, this measurement is indicative of the continued downward trend in the use of this source of funding during 1996.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
Liquidity management requires the ability to raise cash quickly at a reasonable cost without principal loss to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers requiring funds to meet their credit needs. The Asset-Liability Management Committee of the Registrant is responsible for liquidity management. This committee of the Registrant's senior staff has developed liquidity guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. The Registrant's funding needs are evaluated continually, measuring the adequacy of reliable sources of cash relative to the stability of deposits and borrowing capacity. The liquidity position is managed by maintaining adequate levels of liquid assets. The committee monitors the Registrant's liquidity position utilizing an internally developed measurement, the basic surplus ratio, defined to be net access to cash and secured borrowings. At March 31 and December 31, 1995 and March 31, 1996 this ratio was 11%, 17%, and 13%, respectively, exceeding the committee's minimum guideline of 5-7%. Additional liquidity is available through the Bank's access to borrowed funds. The Bank has unused lines of credit available for short-term financing of $48 million, $300 million for repurchase agreements, and the capacity for additional FHLB advances of $96 million, at March 31, 1996.

Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability rates to changes in interest rates. The Registrant utilizes a funding matrix to identify repricing opportunities, the ability to adjust loan and deposit product rates as well as cash flow from maturities and repayments, along a time line for both assets and liabilities. The funding matrix indicates that the Registrant is asset sensitive and, in management's opinion, is positioned to benefit over time from a rising interest rate environment; however, the nature and timing of the benefit will be initially impacted by the extent to which core deposit rates are increased as rates rise. Based on an analysis performed as of March 31, 1996, given the scenario of a 100 basis point increase or decline in interest rates occurring over an extended time horizon, the Registrant estimated that there would be less than a 2% impact on net interest income relative to a flat rate environment over the next twelve month period.

CAPITAL RESOURCES AND DIVIDENDS
Stockholders' equity of $103 million represents 9.2% of total assets at March 31, 1996, compared with $100 million, or 9.7%, a year previous, and $108 million, or 9.8%, at December 31, 1995. The decreased dollar amounts and percentage relationships since December 31, 1995 are due to the depreciation in fair value reflected in the mark to market effect of the securities available for sale portfolio and additional shares held in the treasury, partially offset by earnings retention. Similar to the effects experienced by many other financial institutions, the decline in the fair value of the Bank's securities available for sale portfolio in 1996, whose unrealized loss is reflected net of taxes in stockholders' equity, has impacted the equity balances and ratios. The unrealized loss would only be recognized in income if securities available for sale were, in fact, actually sold. It is highly unlikely that the Registrant would require such a sale to meet its liquidity needs. During 1995 the aforementioned unrealized net gain or loss reflected in equity improved from an unrealized net loss at the beginning of the year to a net gain at the end of the year. This change took place in response to market fluctuations primarily caused by changes in interest rates.

Both book and tangible book value, stockholders' equity (less intangible assets) divided by the number of common shares outstanding, depicted in the table below have been affected by the aforementioned 1995 improvement and 1996 decline in the fair value of the securities available for sale portfolio. Tangible book value changes in the declining market value time frame are mitigated by the offsetting decrease in intangible assets through amortization.

On a per share basis, cash dividends declared were increased in December 1995 as the Registrant declared a 5% stock dividend in November 1995 followed by a 13% increase in the cash dividend to $0.13 per share. Cash dividend per share amounts and total cash dividends paid as a percentage of net income are set forth in the following tables. The Board of Directors considers the Registrant's earnings position and earnings potential when making dividend decisions.

The Registrant's wholly owned subsidiary pays cash dividends to the Registrant which are used to fund dividend payments to its stockholders. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Registrant in the form of cash dividends. The approval of the Comptroller of the Currency is required for the Bank to pay dividends in excess of its earnings retained in the current year plus retained net profits for the preceding two years or when the Bank fails to meet certain minimum regulatory capital standards. At March 31, 1996, the Bank has the ability to pay $8.0 million to the Registrant without obtaining prior regulatory approval. Under the State of Delaware Business Corporation Law, the Registrant may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

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

The Tier 1 Risk-Based Capital Ratio and Total Risk-Based Capital Ratio presented in the table CAPITAL MEASUREMENTS measure the amount of capital in relation to the degree of risk perceived in assets and off balance sheet exposure. This concept recognizes that certain higher risk assets require more capital to support them than lower risk assets. Both ratios were well in excess of the minimum Regulatory guidelines of 4% and 8%, respectively. Both capital and the degree of risk used to weight assets and off balance sheet items are defined by bank holding company regulatory agencies. As defined, capital may exclude most intangible assets as well as a portion of the allowance for loan losses in excess of delineated percentages of loan balances. Unrealized gains and losses on securities classified as available for sale, net of the tax effect, for financial reporting purposes are excluded from capital for the computation of capital adequacy ratios. There are limitations for the amount of the allowance for loan losses that can be considered for capital ratios and for the amount of deferred tax assets that can be used to meet capital requirements. For all periods presented, the Registrant was permitted to include all of its deferred tax assets in its capital ratio computations. Risk factors used to weight assets and off balance sheet credit equivalent items range from 0% for cash, amounts due from the Federal Reserve and securities issued by the U.S. Treasury to 100% for certain types of loans and securities. Regulations promulgated by bank and bank holding company regulatory agencies are intended primarily for the protection of the Bank's depositors and customers rather than the holders of the Registrant's securities.

The Tier 1 Leverage Ratio compares capital, as defined for regulatory purposes, to quarterly average assets without regard to risk weights and certain intangible assets. This ratio measures the utilization of capital to support the balance sheet and is well in excess of the minimum Regulatory guideline of 4%.

                                      CAPITAL MEASUREMENTS
                                         First            Second           Third            Fourth           First
                                         Quarter          Quarter          Quarter          Quarter          Quarter
                                         1995             1995             1995             1995             1996
- --------------------------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                     9.19%            9.21%            9.17%            8.80%            8.83%
Tier 1 capital ratio                     16.13%           16.03%           15.71%           15.21%           14.73%
Total risk-based capital ratio           17.39%           17.28%           16.97%           16.46%           15.98%
Cash dividends as a percentage
 of net income                           50.50%           43.57%           35.91%           42.85%           36.90%
Per common share:
 Book value                             $11.95           $12.23           $12.42           $13.06           $12.64
 Tangible book value                    $10.82           $11.12           $11.34           $11.66           $11.27
- --------------------------------------------------------------------------------------------------------------------

The common shares of NBT BANCORP INC. are traded in the NASDAQ National Market System under the symbol NBTB. High, low, and closing stock prices, and cash dividends declared by quarter, restated to give retroactive effect to stock dividends, are depicted in the table following. At March 31, 1996 the total market capitalization of NBT's common stock was approximately $138 million, compared with $128 million a year ago and $143 million at December 31, 1995. The change in market capitalization is due to an increase in the number of shares outstanding as a result of the December 1995 stock dividend, partially offset by an increased number of shares held as treasury stock, and changes in the market price.

                        QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
                                                                             Cash
                                                                        Dividends
Quarter Ending               High             Low           Close        Declared
- ---------------------------------------------------------------------------------
1995
- ---------------------------------------------------------------------------------
March 31                   $16.19          $15.24          $15.24          $0.114
June 30                     15.71           15.00           15.48           0.114
September 30                15.95           15.00           15.71           0.115
December 31                 18.00           15.24           17.50           0.130
- ---------------------------------------------------------------------------------
1996
- ---------------------------------------------------------------------------------
March 31                   $17.50          $16.00          $17.00          $0.130
- ---------------------------------------------------------------------------------

RESULTS OF OPERATIONS
Net Interest Income and Net Interest Margin: The most significant impact on the Registrant's net income between periods is derived from the interaction of changes in the volume of and rates earned on interest earning assets and paid on interest bearing liabilities. The volume of earning securities and loans, compared to the volume of interest bearing deposits and borrowings, combined with interest rate spread, produces the changes in the net interest income between periods. Interest rate spread is the difference between FTE yield on average earning assets and cost on average interest bearing liabilities. The table, COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME, presents the relative contribution of changes in average interest rates and average volume of interest earning assets and interest bearing liabilities on FTE net interest income between periods. Changes in interest income and expense arising from the combination of rate and volume variances, which cannot be segregated, are allocated proportionally to rate and volume based on their relative absolute magnitudes.

FTE total interest income and net interest income increased for the first quarter of 1996 compared to the same period of 1995 due to a combination of favorable rate and volume variances. These favorable variances were predominately driven by increased loan and securities volume and yield. The volume of average earning assets increased from $960 million for the first quarter of 1995 to $997 million for the same period of 1996. Reducing the increased yield for the first quarter of 1995 was a non-recurring write-off of $0.5 million of accrued interest receivable on loans previously charged-off or on nonaccrual status.

Total interest expense increased for the first quarter of 1996 compared to the same period of 1995 due to a combination of unfavorable rate variances and an increased volume of interest bearing liabilities. These variances were predominately driven by increased certificate of deposit volume and cost. While lower costing interest bearing deposit products, savings and MMDA accounts, experienced a decrease in average volume, certificates of deposit volume increased as customers moved funds into this more costly deposit product. The average volume of interest bearing liabilities increased to $824 million for the first quarter of 1996, compared to $799 million during the same period a year ago. The increase in interest bearing liabilities and the related cost was offset in part as average balances in non-interest bearing demand deposit accounts increased by $13 million to $131 million for the first quarter of 1996 compared to $112 million during the same period a year ago. The increase in these interest cost free funds helped mitigate the increase in the overall cost of funds.

The improvement in FTE net interest income for the first quarter of 1996 can be attributed to increased rates for interest earning assets as interest rates in general increased. The magnitude of rate increase was greater for interest earning assets than for interest bearing liabilities and interest rate spread improved.

Net interest margin has improved from 1995 to 1996 as portrayed in the table below and in the table of PERFORMANCE MEASUREMENTS however, the effects of soft loan demand and competitive pricing continue to be reflected in the compressed net interest margin. A strong net interest margin is critical to the ability to cover noninterest expenses and produce an acceptable level of net income. Net interest margin for the first quarter of 1995 was 4.50% excluding the effect of the previously mentioned accrued interest receivable write-off which occurred in that first quarter.

                         COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME

                                              Three months ended March 31,
Annualized
Yield/Rate                                                          Amounts                       Variance
                                                                                    --------------------------------
 1996      1995      (dollars in thousands)                    1996        1995         Total      Volume      Rate
 ----      ----                                                ----        ----         -----      ------      ----
 4.86%     4.31%     Interest bearing deposits              $     5     $     5     $     -      $    (1)     $    1
 7.31%     5.71%     Federal funds sold                           1           5          (4)          (5)          1
 5.05%     5.92%     Other short-term investments                 9          22         (13)         (10)         (3)
 6.39%     5.97%     Securities available for sale            5,703       1,612       4,091        3,953         138
 8.45%     8.01%     Loans available for sale                   122         157         (35)         (45)         10
                     Securities held to maturity
 7.92%     6.06%      Taxable                                   244       3,543      (3,299)      (4,157)        858
 7.61%     6.83%      Tax exempt                                532         600         (68)        (136)         68
 9.27%     8.73%     Loans                                   13,604      12,220       1,384          500         884
                     ------------------------------------------------------------------------------------------------
 8.16%     7.67%     Total interest income                   20,220      18,164       2,056           99       1,957

 2.94%     2.72%     Money Market Deposit Accounts              820         803          17          (54)         71
 2.05%     1.62%     NOW accounts                               449         330         119           22          97
 3.02%     2.96%     Savings accounts                         1,169       1,167           2          (35)         37
 5.33%     5.12%     Certificates of deposit                  5,512       4,311       1,201          979         222
 5.22%     5.74%     Other borrowed funds                       640       1,219        (579)        (484)        (95)
10.69%     7.01%     Long-term debt                              80         151         (71)        (128)         57
                     ------------------------------------------------------------------------------------------------
 4.23%     4.05%     Total interest expense                   8,670       7,981         689          300         389
                     ------------------------------------------------------------------------------------------------
                     Net interest income                    $11,550     $10,183     $ 1,367      $  (201)     $1,568
                     ------------------------------------------------------------------------------------------------
 3.93%     3.62%     Interest rate spread
 -----     -----     --------------------
 4.66%     4.30%     Net interest margin
 -----     -----     -------------------
                     FTE adjustment                         $   217     $   222
                     --------------                          ------      ------

Noninterest Income: The table entitled NONINTEREST INCOME presents quarterly and period to date amounts of noninterest income. First quarter 1996 noninterest income rose from the comparable period of 1995 predominately due to security gains. The Registrant sold U.S. Treasury securities carried in its available for sale portfolio having amortized costs totalling $66 million realizing gains totalling $0.8 million during the first quarter of 1996.

                                              NONINTEREST INCOME
                              First           Second          Third           Fourth         Twelve         First
                              Quarter         Quarter         Quarter         Quarter        Months         Quarter
(dollars in thousands)        1995            1995            1995            1995           1995           1996
- -------------------------------------------------------------------------------------------------------------------
Trust income                  $  662          $  643          $  558          $  576         $2,439          $  654
Service charges on
 deposit accounts                731             747             757             760          2,995             775
Securities gains                   -              11              82              52            145             792
Other income                     374             353             389             407          1,523             363
- -------------------------------------------------------------------------------------------------------------------
  Total noninterest
   income                     $1,767          $1,754          $1,786          $1,795         $7,102          $2,584
- -------------------------------------------------------------------------------------------------------------------

                           NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
                               First           Second          Third           Fourth          Twelve           First
                               Quarter         Quarter         Quarter         Quarter         Months           Quarter
(dollars in thousands)         1995            1995            1995            1995            1995             1996
- -----------------------------------------------------------------------------------------------------------------------
Salaries and wages             $2,966          $3,047          $3,358          $3,057          $12,428          $3,208
Employee benefits               1,058             903             890           1,030            3,881           1,244
Net occupancy expense             603             586             562             610            2,361             674
Equipment expense                 411             424             457             402            1,694             462
FDIC insurance                    451             452             (43)             81              941               1
Legal, audit, and
 outside services                 941             908             921             868            3,638             983
Loan collection and
 other loan related
 expenses                         345             352             290             484            1,471             343
Amortization of
 intangible assets                315             314             313             329            1,271             395
Other operating
 expense                        1,323           1,249           1,367           1,400            5,339           1,276
- -----------------------------------------------------------------------------------------------------------------------
  Total noninterest
   expense                     $8,413          $8,235          $8,115          $8,261          $33,024          $8,586
- -----------------------------------------------------------------------------------------------------------------------
Efficiency ratio                70.40%          65.79%          62.80%          65.02%           65.92%          64.34%
Expense ratio                    2.64%           2.54%           2.43%           2.45%            2.51%           2.55%
Average full-time
 equivalent employees             535             542             551             539              542             534
Average assets per
 average full-time
 equivalent employee
 (millions)                    $  1.9          $  1.9          $  1.9          $  2.0          $   1.9          $  2.0
- -----------------------------------------------------------------------------------------------------------------------

Noninterest expense: The table entitled NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS presents components of noninterest expense for the periods indicated. Noninterest expense for the first quarter of 1996 has increased slightly from the comparable period a year previous. The increase was spread throughout the components of noninterest expense and is the result of several factors.

Salary, wages and benefits expense are the second largest expense after interest expense. Salary expense for the quarter ended March 31, 1996 is approximately $0.2 million above the 1995 level. This increase is in part due to the timing of a substantial number of performance appraisal based merit increases occurring effective the first of the calendar year. Benefits expense for the first quarter of 1996 has increased predominately due to actuarially based increases in retirement expense.

During 1995 the FDIC Bank Insurance Fund (BIF) attained congressionally mandated reserve goals, established during the deposit crisis that began in the prior decade. In the third quarter of 1995, the Bank received a refund of premiums it had paid in excess of the lower rates that became effective June 1995, resulting in the FDIC benefit shown in the table. During both the third and fourth quarters of 1995 the premium rates for well capitalized banks were lowered from $0.23 to $0.04 per $100 of insured deposits. The Bank is well capitalized and benefitted from the overall lower rates as well as the spread in the lower premium rates between well, adequately and under capitalized institutions. Total premiums vary based upon deposit levels and composition. The FDIC further dropped its premium for well capitalized banks to the legal minimum of $2,000 per annum for the first six months of 1996, further benefiting the Bank as reflected in the reduced expense. The FDIC determines its premium assessment basis and rate semi-annually based on the BIF reserve. The assessment for the last six months of 1996 has not yet been determined.

Intangible amortization increased for the first quarter of 1996 as intangible assets related to the acquisition of three branches in December 1995 was recognized. The amortization of intangible asset components lapses gradually over time.

The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by FTE net interest income plus noninterest income (excluding net securities gains and losses and nonrecurring income). The efficiency ratio indicates the cost of income production. A decrease, such as that occurring in the first quarter of 1996, indicates improvement as expense changes are less than proportional to income changes. The expense ratio is computed as total noninterest expense (excluding nonrecurring charges) less noninterest income (excluding net securities gains and losses and nonrecurring income) divided by average assets. The expense ratio indicates the cost of supporting the asset base; a decrease indicates improvement as expense changes are less than proportional to the asset base. Average assets per average full-time equivalent employee measures the staffing level to support the asset base; an increased ratio indicates improvement reflecting increased assets managed by each employee. These measures all reflect improved performance from the first quarter of 1995 as compared to the comparable of 1996. Since these measures are annualized it is valid to compare the first quarter of 1996 to the full year 1995 measurements; all measures reflect improvement in 1996 except the expense ratio where the asset base and noninterest income have not maintained a growth rate consistent with that of noninterest expense. The Registrant continues its expense control efforts and has initiated a reengineering project in 1996 to continue to improve its performance for its shareholders and its service to the Bank's customers.

Provision for Income Taxes: The provision for income taxes has increased for the first quarter of 1996 compared to the comparable period of 1995 as income subject to taxes has increased. The effective tax rate for the first quarter of 1996 was 38% compared to 36% for the comparable period of 1995; increased taxable income was the primary reason for the increase in the effective tax rate.

- ------------------------------------------------------------------------------------------------------------------------
SELECTED FIVE YEAR DATA                                   1995            1994          1993          1992          1991
- ------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)
     Net income                                        $9,329          $6,508        $8,505        $8,043        $7,179

     Return on average assets                            0.90%           0.64%         0.93%         0.94%         0.85%

     Return on average equity                            9.18%           6.53%         8.79%         8.89%         8.45%

     Net interest margin                                 4.43%           4.81%         5.26%         5.52%         5.64%

     Efficiency ratio                                   65.92%          70.22%        71.05%        69.48%        68.52%

     Expense ratio                                       2.51%           2.96%         3.21%         3.19%         3.23%

     Tier 1 leverage ratio                               8.80%           9.05%         9.24%         9.01%         7.92%

     Tier 1 capital ratio                               15.21%          16.09%        15.40%        15.30%        14.12%

     Total risk-based capital ratio                     16.46%          17.35%        16.66%        16.61%        14.12%

     Cash dividends as a percentage
      of net income                                     42.47%          55.22%        38.82%        36.94%        38.58%

     Per Common Share:
      Net income                                       $ 1.11          $ 0.76        $ 1.00        $ 0.97        $ 0.88

      Cash dividends declared                          $ 0.473         $ 0.427       $ 0.394       $ 0.358       $ 0.339

      Book value                                       $13.06          $11.68        $11.98        $11.26        $10.65

      Tangible book value                              $11.66          $10.51        $10.43        $ 9.18        $ 8.03

      Stock dividends distributed                        5.00%           5.00%         5.00%         5.00%         5.00%

      Market price:
       High                                            $18.00          $16.78        $16.78        $13.16        $11.75
       Low                                             $15.00          $13.61        $11.45        $ 9.05        $ 9.01
       End of year                                     $17.50          $15.71        $16.55        $12.53        $ 9.46

        Price/earnings multiple                         15.77x          12.72x        10.79x        12.89x        16.55x
        Price/book value multiple                        1.34x           1.34x         1.38x         1.11x         0.89x

      Total assets                                  1,106,266       1,044,557       953,907       868,616       838,884

      Total stockholders' equity                      108,044          98,307       101,108        94,012        87,826

      Average common shares
       outstanding (thousands)                          8,381           8,513         8,474         8,316         8,195
- ------------------------------------------------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

There have been no material legal proceedings initiated or settled during the quarter ended March 31, 1996. The Registrant and its principal subsidiary, NBT Bank, National Association (collectively
NBT), initiated a suit in the Supreme Court of the State of New York, Chenango County, on October 28, 1988, against Fleet/Norstar Financial Group, Inc., Fleet/Norstar New York, Inc., and Norstar Bank of Upstate N.Y. (collectively NORSTAR) for tortious interference with NBT's contract rights and prospective business relationship with Central National Bank, Canajoharie, New York. NBT sought damages from NORSTAR for lost profits and special and punitive damages. On March 26, 1996 the New York Court of Appeals affirmed the lower Courts' orders dismissing the Registrant's claims.

Item  2 -- Changes in Securities

Following are listed changes in the Registrant's Common Stock outstanding during the quarter ended March 31, 1996 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future. There was no Preferred Stock outstanding during the quarter ended March 31, 1996.

The Registrant has Stock Option Plans covering key employees. In January 1996 non-qualified stock options were granted for 96,500 shares of common stock at an option price of $16.46 per share. These options vest over a four year period with the first vesting date one year from the date of grant. Outstanding at March 31, 1996 are non-qualified stock options covering 277,606 shares at exercise prices ranging between $9.46 and $16.46 with expiration dates between January 10, 1997, and January 23, 2006. There are 593,944 shares of authorized common stock designated for possible issuance under the Plans, including the aforementioned shares. The number of shares designated for the Plans, the number of shares under existing options and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences as enumerated in the Plans. (FORMs S-8, Registration Statement Nos. 33-18976 and 33-77410, filed with the Commission on December 9, 1987 and April 6, 1994, respectively).

The Registrant has granted its former Chairman stock options in connection with the discharge of severance obligations of the Registrant and the Bank under an employment agreement. The option covers 129,988 and 27,232 shares with exercise prices of $15.42 and $16.10, respectively, and bears an expiration date of January 31, 1997. The number of shares under option and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences. The shares which would be issued, upon payment of the exercise price, from authorized, but unissued common stock, or shares held in the treasury. This stock option does not serve to reduce the number of options available under the previously mentioned Stock Option Plans.
(FORM S-8, Registration Statement No. 333-02925, filed with the Commission on April 29, 1996).

The Registrant has a Dividend Reinvestment Plan. There are 134,003 additional shares of authorized but unissued common stock designated for possible issuance under the Plan. (FORM S-3, Registration Statement
No. 33-12247, filed with the Commission on February 26, 1987).

The Registrant's Board of Directors has authorized the purchase on the open market by the Registrant of additional shares of treasury stock. These treasury shares are to be used for a variety of corporate purposes, primarily to meet the needs of the Registrant's Employee Stock Ownership Plan, Automatic Dividend Reinvestment and Stock Purchase Plan, Stock Option Plans and Bank Trust Department directed IRA and HR-10 accounts. Purchases and sales during 1996 totalled 204,148 and 4,821, respectively, with 326,001 shares in treasury at March 31, 1996. Purchases were made at the prevailing market price in effect at the dates of the transactions. Subsequent sales to both the Registrant's Employee Stock Ownership Plan and Dividend Reinvestment and Stock Purchase Plan, if any, were made at the five day average of the highest and lowest quoted selling price of the Registrant's common stock on the National Market System of NASDAQ. Sales under the Registrant's Stock Option Plans were made at the option price. The price per common share ranged between $16.25 and $17.03; any difference between cost and sales price was recorded in capital surplus.

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

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Registrant's senior securities during the quarter ended March 31, 1996.

Item  4 -- Submission of Matters to a Vote of Security Holders

The Registrant's Annual Meeting of Stockholders was held on April 20, 1996. Two directors were elected and one proposal was voted upon by the stockholders, as described below. A copy of the Notice of Annual Stockholders' Meeting and Proxy Statement is incorporated by Reference to this FORM 10-Q as Exhibit No. 99.1. A complete description of each proposal is included in the Proxy Statement.

        a. Peter B. Gregory and Paul O. Stillman were elected as directors at the Annual Meeting with terms of office to expire at the 1999 Annual Meeting of Stockholders. There are four other directors whose terms of office continued after the Annual Meeting. The terms of Andrew S. Kowalczyk, Jr. and John C. Mitchell will expire at the 1997 Annual Meeting. The terms of Daryl R. Forsythe and Everett A. Gilmour will expire at the 1998 Annual Meeting. The directors were elected with the following results:

                                                       FOR             WITHHELD
                Peter B. Gregory                    6,469,504           89,504
                Paul O. Stillman                    6,473,774           85,232

        b. Proposal to Ratify the Board of Directors Action in Selection of KPMG Peat Marwick as Auditor for the
                Registrant.

                The proposal was approved, with 6,635,226 votes FOR, 21,857 votes AGAINST, and 28,120 votes ABSTAINING.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

An index to exhibits follows the signature page of this FORM 10-Q.

No reports on FORM 8-K were filed by the Registrant during the quarter ended March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of May, 1996.




                                NBT BANCORP INC.




                             /s/ JOE C. MINOR
              By:  ----------------------------------------
                                 Joe C. Minor
                                Vice President
                     Chief Financial Officer and Treasurer

                             INDEX TO EXHIBITS

        The following documents are attached as Exhibits to this FORM 10-Q or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page number or exhibit cross-reference to the prior filings of the Registrant with the Commission.

FORM 10-Q
Exhibit                                                               Exhibit
Number                                                                Cross-Reference
- ------                                                                ---------------
27.         Financial Data Schedule                                   Herein

99.1        NBT BANCORP INC. Notice of Annual Stockholders Meeting    *
             and Proxy dated March 18, 1996.
              Filed on March 18, 1996 pursuant to Section 14 of the
               Exchange Act, File No. 0-14703.

                                EXHIBIT 27
                          Financial Data Schedule