Form 10-K405/A
period 1995-12-31
NBT BANCORP INC
filed 1996-07-09
CIK 790359

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K/A-1

- ---------------------------------------------------------------------------
This Amendment No.1 to NBT BANCORP INC. Form 10-K filed with the Commission March 25, 1996 corrects certain amounts in the Financial Data Schedule,
Exhibit 27.
- ---------------------------------------------------------------------------

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

This Amendment No.1 to NBT BANCORP INC. Form 10-K filed with the Commission on March 25, 1996 corrects the amounts for the following items appearing in the Finanical Data Schedule, Exhibit 27.

<INTEREST-LOANS>, [INTEREST-INVEST], [INTEREST-OTHER] and [CASH] for the
periods year ended December 31, 1994, three months ended March 31, 1995, six months ended June 30, 1995, nine months ended September 30, 1995 and year ended December 31, 1995.

[INTEREST-EXPENSE], [YIELD-ACTUAL] and [INVESTMENTS-HELD-FOR-SALE] for the year ended December 31, 1994, three months ended March 31, 1995, six months ended June 30, 1995 and nine months ended September 30, 1995.

[EPS-PRIMARY] and [EPS-DILUTED] for the year ended December 31, 1994, three months ended March 31, 1995, six months ended June 30, 1995 and nine months ended September 30, 1995

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment report on FORM 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized, this third day of July, 1996.

                           NBT BANCORP INC.
                             (Registrant)

                                  By:

                          /s/ Joe C. Minor
                          ----------------
                     Joe C. Minor, Vice President
                         Chief Financial Officer
                              and Treasurer