Form 10-Q
period 1996-06-30
NBT BANCORP INC
filed 1996-08-14
CIK 790359

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                            FORM 10-Q


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996.
                               OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.


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

Indicate by check mark whether the Registrant (1) has filed all reports
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.Yes X     No

As of July 31, 1996, there were 8,442,314 shares outstanding, including 459,358 shares held in the treasury, of the Registrant's common stock, No Par, Stated Value $1.00. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                        NBT BANCORP INC.
            FORM 10-Q -- Quarter Ended June 30, 1996


                        TABLE OF CONTENTS





PART I  FINANCIAL INFORMATION

Item 1  Financial Statements (Unaudited)

        Consolidated Balance Sheets at June 30, 1996, December 31,
           1995, and June 30, 1995

        Consolidated Statements of Income for the three month and six month periods ended June 30, 1996 and 1995

        Consolidated Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995

        Notes to Consolidated Financial Statements at June 30, 1996

Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

PART II OTHER INFORMATION

Item 1  Legal Proceedings
Item 2  Changes in Securities
Item 3  Defaults Upon Senior Securities
Item 4  Submission of Matters to a Vote
            of Security Holders
Item 5  Other Information
Item 6  Exhibits and Reports on FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

NBT BANCORP INC. and Subsidiary                June 30,      December 31,    June 30,
CONSOLIDATED BALANCE SHEETS                      1996           1995           1995
- ---------------------------------------------------------------------------------------
(dollars in thousands)                        (Unaudited)    (See Notes)    (Unaudited)
ASSETS
Cash and due from banks                       $   38,721     $   44,379     $   45,531
Federal funds sold                                15,211              -              -
Loans available for sale                           3,398          6,089          4,867
Securities available for sale                    364,971        393,536        130,621
Securities held to maturity (market
 value-$45,739, $40,306 and $260,993)             45,744         40,311        259,825
Loans:
 Commercial and agricultural                     266,609        247,320        227,654
 Real estate mortgage                            120,168        120,972        127,279
 Consumer                                        234,094        220,093        217,325
- ---------------------------------------------------------------------------------------
  Total loans                                    620,871        588,385        572,258
 Less allowance for loan losses                    9,438          9,120          9,280
- ---------------------------------------------------------------------------------------
  Net loans                                      611,433        579,265        562,978
Premises and equipment, net                       16,491         16,467         15,585
Intangible assets, net                            10,743         11,551          9,232
Other assets                                      17,931         14,668         16,083
- ---------------------------------------------------------------------------------------
TOTAL ASSETS                                  $1,124,643     $1,106,266     $1,044,722
- ---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Interest bearing                             $  765,339     $  741,805     $  705,769
 Noninterest bearing                             110,071        131,227        124,477
- ---------------------------------------------------------------------------------------
  Total deposits                                 875,410        873,032        830,246
Short-term borrowings                            138,578        115,945        103,225
Long-term debt                                     3,008          3,012          3,730
Other liabilities                                  6,389          6,233          5,669
- ---------------------------------------------------------------------------------------
  Total liabilities                            1,023,385        998,222        942,870
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par, stated value $1.00;
 shares authorized-2,500,000                           -              -              -
Common stock, no par, stated value $1.00;
 shares authorized-12,500,000; issued
 8,442,314, 8,442,314 and 8,452,099                8,442          8,442          8,050
Capital surplus                                   75,464         75,464         69,209
Retained earnings                                 27,623         24,076         27,655
Unrealized gain (loss) on securities
 available for sale, net of income tax
 effect                                           (3,728)         2,822         (1,106)
Common stock in treasury at cost, 395,779,
 170,275, and 121,473 shares                      (6,543)        (2,760)        (1,956)
- ---------------------------------------------------------------------------------------
  Total stockholders' equity                     101,258        108,044        101,852
- ---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $1,124,643     $1,106,266     $1,044,722
- ---------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                           Three months ended             Six months ended
NBT BANCORP INC. and Subsidiary                 June 30,                     June 30,
CONSOLIDATED STATEMENTS OF INCOME          1996           1995           1996           1995
- ---------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)              (Unaudited)
Interest and fee income:
Loans and loans available for sale      $14,089        $13,399        $27,784        $25,766
Securities - taxable                      6,354          5,336         12,299         10,488
Securities - tax exempt                     348            349            696            741
Other                                        24             59             39             90
- ---------------------------------------------------------------------------------------------
  Total interest and fee income          20,815         19,143         40,818         37,085
- ---------------------------------------------------------------------------------------------
Interest expense:
Deposits                                  7,816          7,217         15,766         13,828
Short-term borrowings                     1,111          1,221          1,751          2,440
Long-term debt                               80            128            160            279
- ---------------------------------------------------------------------------------------------
  Total interest expense                  9,007          8,566         17,677         16,547
- ---------------------------------------------------------------------------------------------
Net interest income                      11,808         10,577         23,141         20,538
Provision for loan losses                   700            508          1,300            838
- ---------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                        11,108         10,069         21,841         19,700
- ---------------------------------------------------------------------------------------------
Noninterest income:
Trust income                                655            643          1,309          1,305
Service charges on deposit accounts         799            747          1,574          1,478
Securities gains                            219             11          1,011             11
Other income                                394            353            757            727
- ---------------------------------------------------------------------------------------------
  Total noninterest income                2,067          1,754          4,651          3,521
- ---------------------------------------------------------------------------------------------
Noninterest expense:
Salaries and employee benefits            4,289          3,950          8,741          7,974
Net occupancy expense                       624            586          1,298          1,189
Equipment expense                           441            424            903            835
FDIC insurance                                -            452              1            903
Amortization of intangible assets           395            314            790            629
Other operating expense                   2,887          2,509          5,489          5,118
- ---------------------------------------------------------------------------------------------
  Total noninterest expense               8,636          8,235         17,222         16,648
- ---------------------------------------------------------------------------------------------
Income before income taxes                4,539          3,588          9,270          6,573
Income taxes                              1,802          1,367          3,622          2,445
- ---------------------------------------------------------------------------------------------
   Net income                           $ 2,737        $ 2,221        $ 5,648        $ 4,128
- ---------------------------------------------------------------------------------------------
Net income per common share             $  0.34        $  0.26        $  0.69        $  0.48
Cash dividends per common share         $  0.130       $  0.114       $  0.260       $  0.228
Average common shares outstanding     8,140,132      8,422,921      8,205,747      8,438,431
- ---------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

NBT BANCORP INC. and Subsidiary                             Six Months Ended June 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                        1996              1995
- -------------------------------------------------------------------------------------
(dollars in thousands)                                            (Unaudited)
Operating activities:
Net income                                               $  5,648          $  4,128
Adjustments to reconcile net income to the
  cash provided by operating activities:
 Provision for loan losses                                  1,300               838
 Depreciation and amortization                                764               743
 Amortization of premiums and accretion
  of discounts on securities                                    6               (60)
 Amortization of intangible assets                            790               629
 Proceeds from sales of loans originated for sale           3,248            10,074
 Loans originated for sale                                 (2,332)           (5,091)
 Realized gains on sales of securities                     (1,011)              (11)
 Decrease in interest receivable                              440             1,068
 Increase (decrease) in interest payable                     (124)              328
 Payments of restructuring liabilities                          -              (941)
 Other, net                                                 2,142               889
- -------------------------------------------------------------------------------------
Net cash provided by operating activities                  10,871            12,594
- -------------------------------------------------------------------------------------
Investing activities:
Securities available for sale:
 Proceeds from maturities                                  20,352            17,475
 Proceeds from sales                                       98,599             1,011
 Purchases                                               (101,480)          (35,390)
Securities held to maturity:
 Proceeds from maturities                                  13,322            38,402
 Purchases                                                (18,755)          (25,586)
(Increase) decrease in loans                              (31,693)            1,876
Purchase of premises and equipment, net                      (788)             (947)
- -------------------------------------------------------------------------------------
Net cash used in investing activities                     (20,443)           (3,159)
- -------------------------------------------------------------------------------------
Financing activities:
Net increase in deposits                                    2,378            38,803
Net increase (decrease) in short-term borrowings
 with original maturities of three months or less          22,633           (37,363)
Repayments of long-term debt                                   (4)           (5,004)
Common stock issued,
 including treasury shares reissued                         1,230             3,232
Purchase of treasury stock                                 (4,987)           (5,063)
Cash dividends and payment for fractional shares           (2,125)           (1,919)
- -------------------------------------------------------------------------------------
Net cash provided by financing activities                  19,125            (7,314)
- -------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        9,553             2,121
Cash and cash equivalents at beginning of year             44,379            43,410
- -------------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 53,932          $ 45,531
- -------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                               $ 17,801          $ 16,219
  Income taxes                                              2,872             1,168
Noncash investing activity:
 Transfer of loans available for sale to loans              1,775                 -
- -------------------------------------------------------------------------------------
See notes to consolidated financial statements.

NBT BANCORP INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996

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

The balance sheet at December 31, 1995 has been derived from audited financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 1995.

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

COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, various commitments and contingent liabilities arise, including commitments to extend credit and standby letters of credit. Also, off-balance sheet financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, and interest rate caps, collars and floors bear risk based on financial market conditions. The following table summarizes the Registrant's exposure to these off-balance sheet commitments and contingent liabilities as of June 30, 1996:

                                                      Contractual or
                                                      Notional Value
                                                    at June 30, 1996
Financial instruments with off-balance
 sheet credit risk:
  Commitments to extend credit                          $100,788,000
  Standby letters of credit                                2,022,000

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

HIGHLIGHTS OF THE REGISTRANT'S 1996 PERFORMANCE

Net income of $2.7 million ($0.34 per share) was realized in the second quarter of 1996, representing a 23% increase from second quarter 1995 net income of $2.2 million ($0.26 per share). One of the major contributing factors for the increase in net income was increased net interest income. Higher earnings on assets, driven by increased volumes of loans and securities depicted in the table AVERAGE BALANCES, exceeded liability cost increases, also driven by increased volume during the second quarter of 1996. Increased security gains during the second quarter of 1996 also contributed to the improved profitability. Offsetting these favorable increases in income were an increased provision for loan losses, as net charge-offs increased in 1996, increased noninterest expenses as depicted in the table NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS and increased income tax expense. Measurements of productivity improved in 1996 from the comparable second quarter and six month periods of 1995 and second quarter 1996 productivity measurements improved from those of the first quarter of 1996.

Net income of $5.6 million ($0.69 per share) was realized for the six month period ended June 30, 1996, a 37% increase from 1995 six month net income of $4.1 million ($0.48 per share). The increased profitability for the six month period of 1996 was driven by factors similar to those for the second quarter of 1996. Additionally, reducing interest income during 1995 was a $0.5 million nonrecurring charge to write-off accrued interest income receivable on nonaccrual or previously charged-off loans.

The table PERFORMANCE MEASUREMENTS depicts several measurements of performance on an annualized basis. Return on average assets and equity measures how effectively an entity utilizes its total resources and capital, respectively. The return on average assets and the return on average equity ratios, as well as net interest margin, increased in 1996 from the comparable second quarter and six month periods of 1995.

Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. Taxable equivalency adjusts income by increasing tax exempt income to a level that is comparable to taxable income before federal taxes are applied. The positive trend in net interest margin is critical to the improved profitability of the Registrant.

                                  PERFORMANCE MEASUREMENTS
                                    First      Second     Six        Third      Fourth     Twelve
                                    Quarter    Quarter    Months     Quarter    Quarter    Months
- -------------------------------------------------------------------------------------------------
1996
Return on average assets             1.09%      0.99%      1.04%
Return on average common equity     10.94%     10.90%     10.92%
Net interest margin                  4.66%      4.64%      4.65%
- -------------------------------------------------------------------------------------------------
1995
Return on average assets             0.76%      0.87%      0.81%      1.00%      0.95%      0.90%
Return on average common equity      7.83%      8.79%      8.32%     10.28%      9.74%      9.18%
Net interest margin                  4.30%      4.49%      4.40%      4.54%      4.40%      4.43%
- -------------------------------------------------------------------------------------------------

FINANCIAL CONDITION

The table AVERAGE BALANCES highlights the changes in the balance sheet. Since period end balances can be distorted by one day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.

                                 AVERAGE BALANCES
                                           Three months                   Six months
(dollars in thousands)                 1996            1995           1996           1995
- -----------------------------------------------------------------------------------------
Securities available for sale     $  382,110     $  118,864     $  372,608     $  112,009
Securities held to maturity           43,496        265,934         42,006        269,242
- -----------------------------------------------------------------------------------------
 Total securities                    425,606        384,798        414,614        381,251
Loans available for sale               4,602          6,110          5,204          7,025
Loans                                607,288        567,034        599,015        567,634
Deposits                             910,351        830,103        906,663        826,449
Short-term borrowings                 88,652         81,009         68,992         83,528
Long-term debt                         3,009          6,314          3,010          7,518
Stockholders' equity                 100,974        101,401        104,026        100,103
Assets                             1,110,296      1,024,655      1,090,098      1,023,235
Earning assets                     1,043,000        961,530      1,020,026        960,884
Interest bearing liabilities      $  891,699     $  797,539     $  857,941     $  798,394
- -----------------------------------------------------------------------------------------

Loans: Average loans for the second quarter and six month period of 1996 increased $40 million and $31 million, or 7% and 6%, respectively, from the comparable periods of the previous year. The increase in the portfolio volume occurred in commercial loans. Real estate loans decreased as the volume of mortgage refinancing and new mortgage loan origination has diminished in response to interest rate increases. Commercial, consumer and real estate loans comprised 43%, 37%, and 20% of the average portfolio for the six months ended June 30, 1996. Comparable measures for a year previous were 38%, 39%, and 23%.

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

The table entitled ALLOWANCE FOR LOAN LOSSES portrays activity for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs, the amount of loans written off as uncollectible less recoveries of loans previously written off. Charge-offs are made when the collectiblity of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs have increased from the prior year's comparable periods both as a dollar amount and as a percentage of average loan balances. Net charge-offs also have increased from the full year 1995 measure as a percentage of average loan balances. These increases are primarily due to commercial loan charge-offs caused by the sustained period of sluggish economic conditions continuing to be experienced in northern and central New York State. The provision for loan losses increased by $0.2 million, 38%, for the second quarter of 1996 from the comparable period a year ago. The provision for the six month period of 1996 reflects a similar increase, $0.5 million, 55% from the comparable period a year ago.

Nonperforming is a term used to describe assets on which revenue recognition has been discontinued or is restricted. As depicted in the table, NONPERFORMING ASSETS AND RISK ELEMENTS, nonaccrual loans have remained relatively static due to the previously mentioned economic conditions occurring in the Bank's market area. The allowance for loan losses has been allocated based on identified problem credits or categorical trends and includes a specifically allocated amount of $1.2 million related to impaired loans. After allocation, the unallocated portion at June 30, 1996, was approximately $2 million. The unallocated portion is available for further unforeseen or unexpected losses or unidentified problem credits. Management will continue to target and maintain a minimum allowance equal to the allocated requirement plus an unallocated portion, as appropriate.

                              ALLOWANCE FOR LOAN LOSSES
                                        Three months ended                    Six months ended
                                             June 30,                             June 30,
(dollars in thousands)               1996               1995               1996               1995
- ----------------------------------------------------------------------------------------------------------
Balance, beginning of period       $9,173             $9,038             $9,120             $9,026
Recoveries                            300                189                462                395
Charge-offs                          (735)              (455)            (1,444)              (979)
- ----------------------------------------------------------------------------------------------------------
Net charge-offs                      (435)              (266)              (982)              (584)
Provision for loan losses             700                508              1,300                838
- ----------------------------------------------------------------------------------------------------------
Balance, end of period             $9,438             $9,280             $9,438             $9,280
- ----------------------------------------------------------------------------------------------------------
COMPOSITION OF NET CHARGE-OFFS
- ----------------------------------------------------------------------------------------------------------
Commercial and agricultural        $ (243)    56%     $  (84)    32%     $ (496)    51%     $ (195)    33%
Real estate mortgage                  (71)    16%        (49)    18%        (83)     8%        (52)     9%
Consumer                             (121)    28%       (133)    50%       (403)    41%       (337)    58%
- ----------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries       $ (435)   100%     $ (266)   100%     $ (982)   100%     $ (584)   100%
- ----------------------------------------------------------------------------------------------------------
Annualized net charge-offs
 to average loans                           0.29%              0.19%              0.33%              0.21%
- ----------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average loans for the year ended
 December 31, 1995                                                                                   0.25%
- ----------------------------------------------------------------------------------------------------------

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

Classified and special mention loans, excluding those on nonaccrual status, totalled $24.2 million, $27.6 million, and $26.0 million, 4.2%, 4.7%, and 4.2% of outstanding loans, at June 30, 1996, December 31, 1995 and June 30, 1995, respectively. A significant portion of the outstanding balances are secured with various forms of collateral. In this regard, management has determined that there are no material adverse trends or material potential losses not already considered in the allowance calculation, nor indications of trends or events that would have a material effect on the Registrant's operations, capital or liquidity. The Registrant does not have any material loans classified as doubtful or loss and the loan portfolio does not contain any highly leveraged or foreign loans. A substantial portion of the Registrant's loans are secured by real estate located in central and northern New York State. Accordingly, the ultimate collectibility of a substantial portion of the Registrant's portfolio is susceptible to changes in real estate market conditions in those areas.

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

As depicted in the table, NONPERFORMING ASSETS AND RISK ELEMENTS, nonperforming assets (NPA) have decreased during 1996. The decrease was attributable to reductions in commercial and agricultural nonaccrual loans and other real estate owned (OREO) which was partially offset by increased nonaccrual real estate mortgages, whose collateral value supports continuation as assets, as well as increased nonaccrual consumer loans.

The decrease in nonaccrual commercial and agricultural loans was driven by the repayment of several loans totalling $0.4 million upon the sale of the underlying collateral and the return to accrual status, under the Registrant's policy previously discussed, of two loans totalling $0.6 million, as depicted in the table CHANGES IN NONACCRUAL AND IMPAIRED LOANS. As depicted in the table, CHANGES IN OREO, the decrease in OREO occurred as the Registrant disposed of foreclosed real estate carried in this category.

The Registrant did not hold any restructured loans, loans whose repayment criteria was renegotiated to less than the original agreement terms because of the borrower's financial difficulties, which were not in compliance with the modified terms at June 30, 1996, December 31, 1995, and June 30, 1995. Loans 90 days past due and not included in nonperforming loans have decreased in all categories during 1996.

                  NONPERFORMING ASSETS AND RISK ELEMENTS
                                              June 30,          December 31,           June 30,
(in thousands)                                  1996                1995                 1995
- ---------------------------------------------------------------------------------------------------
Impaired commercial and
 agricultural loans                      $3,571       76%     $3,945       82%     $3,547       81%
Other nonaccrual loans:
  Real estate mortgage                   $  492       11%     $  332        7%     $  502       11%
  Consumer                                  606       13%        540       11%        353        8%
- ---------------------------------------------------------------------------------------------------
   Total nonaccrual loans                 4,669      100%      4,817      100%      4,402      100%
- ---------------------------------------------------------------------------------------------------
Other real estate owned                     986                2,000                1,095
- ---------------------------------------------------------------------------------------------------
   Total nonperforming assets             5,655                6,817                5,497
- ---------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
  Real estate mortgage                      360       45%        448       34%        265       23%
  Commercial and agricultural               285       35%        559       42%        688       59%
  Consumer                                  159       20%        325       24%        217       18%
- ---------------------------------------------------------------------------------------------------
   Total                                 $  804      100%     $1,332      100%     $1,170      100%
- ---------------------------------------------------------------------------------------------------
Restructured loans, in compliance with modified terms:
  Commercial and agricultural                 -                  142                    -
   Total assets containing
    risk elements                        $6,459               $8,291               $6,667
- ---------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                  0.75%                0.82%                0.77%
Nonperforming assets to total assets                0.50%                0.62%                0.53%
Allowance for loan losses to
 nonperforming loans                                 202%                 189%                 211%
Allowance as a percentage of
 period end loans                                   1.52%                1.55%                1.62%
- ---------------------------------------------------------------------------------------------------

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

                              CHANGES IN NONACCRUAL AND IMPAIRED LOANS
                                    Three months ended        Six months ended
                                         June 30,                 June 30,
                                   --------------------------------------------
(in thousands)                       1996         1995        1996        1995
- -------------------------------------------------------------------------------
Balance at beginning of period     $5,431       $4,495      $4,817      $4,639
  Loans placed on nonaccrual        1,622          648       3,660       1,379
  Charge-offs                        (431)        (203)       (879)       (392)
  Payments                         (1,223)        (538)     (2,082)       (841)
  Transfers to OREO                  (138)           -        (255)       (383)
  Loans returned to accrual          (592)           -        (592)          -
- -------------------------------------------------------------------------------
Balance at end of period           $4,669       $4,402      $4,669      $4,402
- -------------------------------------------------------------------------------

                               CHANGES IN OREO
                                    Three months ended       Six months ended
                                         June 30,                June 30,
                                   -------------------------------------------
(in thousands)                       1996         1995       1996        1995
- ------------------------------------------------------------------------------
Balance at beginning of period     $1,989       $1,189     $2,000      $  840
  Additions                           150           -         267         383
  Sales                            (1,056)         (78)    (1,103)        (91)
  Write-downs                         (97)         (16)      (178)        (37)
- ------------------------------------------------------------------------------
Balance at end of period           $  986       $1,095     $  986      $1,095
- ------------------------------------------------------------------------------

Securities: The total average balance of securities available for sale and held to maturity for the three month period ending June 30, 1996 increased $41 million, or 11%, from the comparable period a year ago.
A similar increase, $33 million, or 9%, occurred for the six month period ending June 30, 1996 compared to the comparable period of 1995. This increase occurred as the Bank utilized its ability to leverage its securities portfolio through the use of borrowed funds to improve net interest income. The Registrant holds no trading securities, securities bought for the purpose of sale in the near term. The Registrant classifies securities as available for sale or held to maturity at the time of purchase. Classification is determined by potential responses to changes in interest rates, prepayment risk, and liquidity needs for an indefinite period of time, and the intent, supported by the ability, to hold the security to its maturity. Generally accepted accounting principles limit the reclassification of securities after the initial determination.

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

At June 30, 1996, the amortized cost of securities available for sale, $371 million, exceeded fair value by $6 million of market depreciation while at December 31, 1995, the fair value of $394 million exceeded amortized cost by $5 million of market appreciation. This depreciation in fair value has been caused predominately by increases in interest rates which tends to have an opposite effect on the fair value of securities. At June 30, 1995, the amortized cost of securities available for sale, $132 million, exceeded fair value by $1 million of market depreciation. Throughout 1996 and 1995, most financial institutions experienced similar patterns of variations in the fair value of securities due to general changes in interest rates.

Tax-exempt securities averaged $29 million, or 8% of the securities portfolio, for the six month period ended June 30, 1996 and $33 million, or 9% of the securities portfolio, for the comparable period of 1995. Obligations of the State of New York and its political subdivisions constitute 100% of the Bank's tax exempt securities portfolio. The portfolio did not include any direct obligations of the State of New York as the entire tax exempt securities portfolio was comprised of nonrated investments in the local communities within the twenty county market area served by the Bank's Municipal Banking Department. It remains the Registrant's practice to invest, subject to availability, in qualified and designated local municipal issues which receive favorable federal income tax treatment. The Registrant highly values its business relationships with a variety of municipalities within its local service area and meeting their funding needs through investment in their security issues is a meaningful way to develop such business relationships.

Deposits: Average total deposits for the quarter ended June 30, 1996, increased $80 million, or 10%, from the comparable period in 1995. Average total deposits for the six months ended June 30, 1996 also increased $80 million or 10%, from the comparable period in 1995. The acquisition of three branches in December 1995 and their deposit base of $43 million is a major cause of this increase. Average municipal and negotiated term certificates of deposit increased $25 million, or 20%, and $25 million, or 21%, for the second quarter and for the first six months of 1996, respectively, compared to the similar periods of 1995. Municipal deposits tend to flow into the Bank as taxes are collected and flow out as the municipalities make payments over time. These deposits can be utilized to augment short-term borrowings when interest rates and security pledging requirements render this temporary substitution beneficial.

Throughout 1995 trends in the deposit portfolio shifting were experienced as increases occurred in the certificate of deposit component of the portfolio while demand, NOW, MMDA, and savings account balances decreased as funds in these lower yielding products were moved to higher yielding certificates as rates rose. This trend has stabilized in the first six months of 1996. For the six months ending June 30, 1996, approximately 46% of the portfolio consisted of time deposits, 18% savings deposits, 12% money market demand deposits, 11% interest bearing NOW checking deposits, and 13% noninterest bearing demand deposits. Comparable 1995 portfolio percentages were 43%, 19%, 14%, 10%, and 14%.

Borrowed funds: Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings, which consist primarily of FHLB advances with an original maturity of one year or less. Borrowed funds averaged $92 million for the three month period ending June 30, 1996, up $4 million or 5%, from the comparable period of 1995. Borrowed funds averaged $72 million for the six month period ending June 30 1996, down $19 million, or 21%, from the comparable period of 1995 due to the additional funding provided by increased deposits in 1996.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
Liquidity management requires the ability to raise cash quickly at a reasonable cost without principal loss to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers requiring funds to meet their credit needs. The Asset-Liability Management Committee of the Registrant is responsible for liquidity management. This committee of the Registrant's senior staff has developed liquidity guidelines which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity. The Registrant's funding needs are evaluated continually, measuring the adequacy of reliable sources of cash relative to the stability of deposits and borrowing capacity. The liquidity position is managed by maintaining adequate levels of liquid assets. The committee monitors the Registrant's liquidity position utilizing an internally developed measurement, the basic surplus ratio, defined to be net access to cash and secured borrowings. At June 30 and December 31, 1995 and June 30, 1996 this ratio was 19%, 17%, and 7%, respectively, exceeding the committee's minimum guideline of 5-7%. Additional liquidity is available through the Bank's access to borrowed funds. The Bank has unused lines of credit available for short-term financing of $48 million, $281 million for repurchase agreements, and the capacity for additional FHLB advances of $49 million, at June 30, 1996.

Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability rates to changes in interest rates. The Registrant utilizes a funding matrix to identify repricing opportunities, the ability to adjust loan and deposit product rates as well as cash flow from maturities and repayments, along a time line for both assets and liabilities. The funding matrix indicates that the Registrant is asset sensitive and, in management's opinion, is positioned to benefit over time from a rising interest rate environment; however, the nature and timing of the benefit will be initially impacted by the extent to which core deposit rates are increased as rates rise. Based on an analysis performed as of June 30, 1996, given the scenario of a 100 basis point increase or decline in interest rates occurring over an extended time horizon, the Registrant estimated that there would be less than a 2% impact on net interest income relative to a flat rate environment over the next twelve month period.

CAPITAL RESOURCES AND DIVIDENDS
Stockholders' equity of $101 million represents 9.0% of total assets at June 30, 1996, compared with $102 million, or 9.7%, a year previous, and $108 million, or 9.8%, at December 31, 1995. The decreased dollar amounts and percentage relationships since December 31, 1995 are due to the depreciation in fair value reflected in the mark to market effect of the securities available for sale portfolio and additional shares held in the treasury, partially offset by earnings retention. Similar to the effects experienced by many other financial institutions, the decline in the fair value of the Bank's securities available for sale portfolio in 1996, whose unrealized loss is reflected net of taxes in stockholders' equity, has impacted the equity balances and ratios. The unrealized loss would only be recognized in income if securities available for sale were, in fact, actually sold. It is highly unlikely that the Registrant would require such a sale to meet its liquidity needs. During 1995 the aforementioned unrealized net gain or loss reflected in equity improved from an unrealized net loss at the beginning of the year to a net gain at the end of the year. This change took place in response to market fluctuations primarily caused by changes in interest rates.

Both book and tangible book value, stockholders' equity (less intangible assets) divided by the number of common shares outstanding, depicted in the table below have been affected by the aforementioned 1995 improvement and 1996 decline in the fair value of the securities available for sale portfolio as well as increased holdings of treasury stock. Tangible book value changes in the declining market value time frame are mitigated by the offsetting decrease in intangible assets through amortization.

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

The Registrant's wholly owned subsidiary pays cash dividends to the Registrant which are used to fund dividend payments to its stockholders. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Registrant in the form of cash dividends. The approval of the Comptroller of the Currency is required for the Bank to pay dividends in excess of its earnings retained in the current year plus retained net profits for the preceding two years or when the Bank fails to meet certain minimum regulatory capital standards. At June 30, 1996, the Bank has the ability to pay $10.0 million to the Registrant without obtaining prior regulatory approval. Under the State of Delaware Business Corporation Law, the Registrant may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

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

                      CAPITAL MEASUREMENTS
                                        First      Second     Third      Fourth
                                        Quarter    Quarter    Quarter    Quarter
- --------------------------------------------------------------------------------
1996
Tier 1 leverage ratio                     8.83%      8.55%
Tier 1 capital ratio                     14.73%     14.29%
Total risk-based capital ratio           15.98%     15.54%
Cash dividends as a percentage
 of net income                           36.90%     38.55%
Per common share:
 Book value                             $12.64     $12.58
 Tangible book value                    $11.27     $11.25
- --------------------------------------------------------------------------------
1995
Tier 1 leverage ratio                     9.19%      9.21%      9.17%      8.80%
Tier 1 capital ratio                     16.13%     16.03%     15.71%     15.21%
Total risk-based capital ratio           17.39%     17.28%     16.97%     16.46%
Cash dividends as a percentage
 of net income                           50.50%     43.57%     35.91%     42.85%
Per common share:
 Book value                             $11.95     $12.23     $12.42     $13.06
 Tangible book value                    $10.82     $11.12     $11.34     $11.66
- --------------------------------------------------------------------------------

The common shares of NBT BANCORP INC. are traded in the NASDAQ National Market System under the symbol NBTB. High, low, and closing stock prices, and cash dividends declared by quarter, restated to give retroactive effect to stock dividends, are depicted in the table following. At June 30, 1996 the total market capitalization of NBT's common stock was approximately $135 million, compared with $129 million a year ago and $143 million at December 31, 1995. The change in market capitalization is due to an increase in the number of shares outstanding as a result of the December 1995 stock dividend, offset by an increased number of shares held as treasury stock, and changes in the market price.

                 QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
                                                                             Cash
                                                                        Dividends
Quarter Ending               High             Low           Close        Declared
- ---------------------------------------------------------------------------------
1995
March 31                   $16.19          $15.24          $15.24          $0.114
June 30                     15.71           15.00           15.48           0.114
September 30                15.95           15.00           15.71           0.115
December 31                 18.00           15.24           17.50           0.130
- ---------------------------------------------------------------------------------
1996
March 31                   $17.50          $16.00          $17.00          $0.130
June 30                     17.50           16.38           16.38           0.130
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

FTE total interest income and net interest income increased for the second quarter of 1996 compared to the same period of 1995 primarily due favorable volume variances. These favorable variances were predominately driven by increased loan and securities volume. The volume of average earning assets increased from $962 million for the second quarter of 1995 to $1,043 million for the same period of 1996.

Total interest expense increased for the second quarter of 1996 compared to the same period of 1995 due to a combination of favorable rate variances and an increased volume of interest bearing liabilities. These variances were predominately driven by increased certificate of deposit volume. The average volume of interest bearing liabilities increased to $892 million for the second quarter of 1996, compared to $798 million during the same period a year ago.

The improvement in FTE net interest income for the second quarter of 1996 can be attributed to increased volumes of interest earning assets augmented by decreased rates on interest bearing liabilities as interest rates in general decreased. The combined impact of these favorable forces improved interest rate spread.

FTE total interest income increased for the first six months of 1996 compared to the same period of 1995 due to a combination of favorable rate and volume variances. These favorable variances were predominately driven by increased loan and securities volume and yield. The volume of average earning assets increased from $961 million for the first six months of 1995 to $1,020 million for the same period of 1996. Reducing the increased yield for the first six months of 1995 was a nonrecurring write-off of $0.5 million of accrued interest receivable on loans previously charged-off or on nonaccrual status.

Total interest expense increased for the first six months of 1996 compared to the same period of 1995 primarily due to an increased volume of interest bearing liabilities driven by increased certificate of deposit volume. The Registrant's mix of deposit products has changed throughout 1995 and 1996 in response to the movement of customer funds into this more costly deposit product as a response to interest rate changes as well as the varying mix of deposits of the three branches acquired in December 1995. As previously discussed, increases in average municipal and negotiated term certificates of deposit also occurred which were used to supplant short-term borrowings when beneficial. The average volume of interest bearing liabilities increased to $858 million for the first six months of 1996, compared to $798 million during the same period a year ago.

The improvement in FTE net interest income for the first six months of 1996 can be attributed primarily to increased rates for interest earning assets. The magnitude of rate increase was greater for interest earning assets than for interest bearing liabilities and interest rate spread improved. Favorable volume variances on interest earning assets, partially offset by increased volume variances on interest bearing liabilities, also contributed to the improvement.

Net interest margin has improved from 1995 to 1996 as portrayed in the tables of COMPARATIVE ANALYSES OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME and PERFORMANCE MEASUREMENTS however, the effects of soft loan demand and competitive pricing continue to be reflected in the compressed net interest margin. A strong net interest margin is critical to the ability to cover noninterest expenses and produce an acceptable level of net income. Net interest margin for the first six months of 1995 was 4.40% excluding the effect of the previously mentioned accrued interest receivable write-off which occurred in the first quarter of 1995.

   COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME
                           Three months ended June 30,
 Annualized
 Yield/Rate                                              Amounts                      Variance
                                                                         ----------------------------------
 1996   1995   (dollars in thousands)               1996        1995       Total       Volume         Rate
 ----   ----                                        ----        ----       -----       ------         ----
 5.12%  4.20%  Interest bearing deposits         $     4     $     5     $    (1)     $    (2)     $     1
 5.62%  5.76%  Federal funds sold                      7           4           3            4           (1)
 5.34%  5.94%  Other short-term investments           13          50         (37)         (32)          (5)
 6.42%  6.13%  Securities available for sale       6,172       1,814       4,358        4,273           85
 9.09%  9.91%  Loans available for sale              104         151         (47)         (35)         (12)
               Securities held to maturity:
 5.93%  6.01%   Taxable                              190       3,526      (3,336)      (3,279)         (57)
 6.95%  6.94%   Tax exempt                           530         532          (2)          (3)           1
 9.30%  9.38%  Loans                              14,021      13,258         763          923         (160)
               --------------------------------------------------------------------------------------------
 8.11%  8.07%  Total interest income              21,041      19,340       1,701        1,849         (148)

 2.91%  2.88%  Money Market Deposit Accounts         761         773         (12)         (18)           6
 1.61%  1.65%  NOW accounts                          459         335         124          133           (9)
 3.00%  2.95%  Savings accounts                    1,202       1,127          75           60           15
 5.18%  5.43%  Certificates of deposit             5,394       4,982         412          667         (255)
 5.04%  6.05%  Other borrowed funds                1,111       1,221        (110)         108         (218)
10.69%  8.13%  Long-term debt                         80         128         (48)         (80)          32
               --------------------------------------------------------------------------------------------
 4.06%  4.31%  Total interest expense              9,007       8,566         441          870         (429)
               --------------------------------------------------------------------------------------------
               Net interest income               $12,034     $10,774     $ 1,260      $   979      $   281
               --------------------------------------------------------------------------------------------
 4.05%  3.76%  Interest rate spread
 -----  -----  --------------------
 4.64%  4.49%  Net interest margin
 -----  -----  -------------------
               FTE adjustment                    $   225     $   198
               --------------                    -------     -------

                            Six Months Ended June 30,
 Annualized
 Yield/Rate                                              Amounts                      Variance
                                                                         ---------------------------------
 1996   1995   (dollars in thousands)               1996        1995       Total       Volume        Rate
 ----   ----                                        ----        ----       -----       ------        ----
 4.97%  4.25%  Interest bearing deposits         $     9     $    10     $    (1)     $    (3)     $    2
 5.79%  5.72%  Federal funds sold                      8           8           -            -           -
 5.22%  5.94%  Other short-term investments           22          72         (50)         (42)         (8)
 6.41%  6.05%  Securities available for sale      11,875       3,426       8,449        8,227         222
 8.73%  8.84%  Loans available for sale              226         308         (82)         (79)         (3)
               Securities held to maturity:
 6.91%  6.04%   Taxable                              434       7,069      (6,635)      (7,543)        908
 7.26%  6.88%   Tax exempt                         1,061       1,132         (71)        (135)         64
 9.28%  9.06%  Loans                              27,625      25,478       2,147        1,429         718
               -------------------------------------------------------------------------------------------
 8.13%  7.87%  Total interest income              41,260      37,503       3,757        1,854       1,903

 2.93%  2.80%  Money Market Deposit Accounts       1,581       1,576           5          (72)         77
 1.80%  1.63%  NOW accounts                          908         665         243          166          77
 3.01%  2.95%  Savings accounts                    2,371       2,294          77           25          52
 5.25%  5.28%  Certificates of deposit            10,906       9,293       1,613        1,640         (27)
 5.10%  5.89%  Other borrowed funds                1,751       2,440        (689)        (393)       (296)
10.69%  7.48%  Long-term debt                        160         279        (119)        (209)         90
               -------------------------------------------------------------------------------------------
 4.14%  4.18%  Total interest expense             17,677      16,547       1,130        1,157         (27)
               -------------------------------------------------------------------------------------------
               Net interest income               $23,583     $20,956     $ 2,627      $   697      $1,930
               -------------------------------------------------------------------------------------------
 3.99%  3.69%  Interest rate spread
 -----  -----  --------------------
 4.65%  4.40%  Net interest margin
 -----  -----  -------------------
               FTE adjustment                    $   442     $   418
               --------------                    -------     -------

                            NONINTEREST INCOME
                        First      Second     Six        Third      Fourth     Twelve
(dollars in thousands)  Quarter    Quarter    Months     Quarter    Quarter    Months
- -------------------------------------------------------------------------------------
1996
Trust income            $  654     $  655     $1,309
Service charges on
 deposit accounts          775        799      1,574
Securities gains           792        219      1,011
Other income               363        394        757
- -------------------------------------------------------------------------------------
  Total noninterest
   income               $2,584     $2,067     $4,651
- -------------------------------------------------------------------------------------
1995
Trust income            $  662     $  643     $1,305     $  558     $  576     $2,439
Service charges on
 deposit accounts          731        747      1,478        757        760      2,995
Securities gains             -         11         11         82         52        145
Other income               374        353        727        389        407      1,523
- -------------------------------------------------------------------------------------
  Total noninterest
   income               $1,767     $1,754     $3,521     $1,786     $1,795     $7,102
- -------------------------------------------------------------------------------------

Noninterest Income: The table entitled NONINTEREST INCOME presents quarterly and period to date amounts of noninterest income. Second quarter 1996 noninterest income rose from the comparable period of 1995 predominately due to security gains; the Registrant sold U.S. agency mortgage backed securities carried in its available for sale portfolio having amortized costs totalling $33 million realizing gains totalling $0.2 million . The Registrant sold U.S. Treasury securities carried in its available for sale portfolio having amortized costs totalling $66 million realizing gains totalling $0.8 million during the first quarter of 1996; these transactions lead to the increase in noninterest income for the first six months of 1996.

             NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
                          First      Second     Six         Third      Fourth     Twelve
(dollars in thousands)    Quarter    Quarter    Months      Quarter    Quarter    Months
- ------------------------------------------------------------------------------------------
1996
Salaries and wages        $3,208     $3,174     $ 6,382
Employee benefits          1,244      1,115       2,359
Net occupancy expense        674        624       1,298
Equipment expense            462        441         903
FDIC insurance                 1          -           1
Legal, audit, and
 outside services            983      1,086       2,069
Loan collection and
 other loan related
 expenses                    343        520         863
Amortization of
 intangible assets           395        395         790
Other operating
 expense                   1,276      1,281       2,557
- ------------------------------------------------------------------------------------------
  Total noninterest
   expense                $8,586     $8,636     $17,222
- ------------------------------------------------------------------------------------------
Efficiency ratio           64.34%     62.23%      63.26%
Expense ratio               2.55%      2.46%       2.51%
Average full-time
 equivalent employees        534        530         532
Average assets per
 average full-time
 equivalent employee
 (millions)               $  2.0     $  2.1     $   2.1
- ------------------------------------------------------------------------------------------
1995
Salaries and wages        $2,966     $3,047     $ 6,013     $3,358     $3,057     $12,428
Employee benefits          1,058        903       1,961        890      1,030       3,881
Net occupancy expense        603        586       1,189        562        610       2,361
Equipment expense            411        424         835        457        402       1,694
FDIC insurance               451        452         903        (43)        81         941
Legal, audit, and
 outside services            941        908       1,849        921        868       3,638
Loan collection and
 other loan related
 expenses                    345        352         697        290        484       1,471
Amortization of
 intangible assets           315        314         629        313        329       1,271
Other operating
 expense                   1,323      1,249       2,572      1,367      1,400       5,339
- ------------------------------------------------------------------------------------------
  Total noninterest
   expense                $8,413     $8,235     $16,648     $8,115     $8,261     $33,024
- ------------------------------------------------------------------------------------------
Efficiency ratio           70.40%     65.79%      68.04%     62.80%     65.02%      65.92%
Expense ratio               2.64%      2.54%       2.59%      2.43%      2.45%       2.51%
Average full-time
 equivalent employees        535        542         539        551        539         542
Average assets per
 average full-time
 equivalent employee
 (millions)               $  1.9     $  1.9     $   1.9     $  1.9     $  2.0     $   1.9
- ------------------------------------------------------------------------------------------

Noninterest expense: The table entitled NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS presents components of noninterest expense for the periods indicated. Noninterest expense for the second quarter and six months ended June 30, 1996 has increased slightly from the comparable periods a year previous. The increase was spread throughout the components of noninterest expense and is the result of several factors.

Salary, wages and benefits expense are the second largest expense after interest expense. Salary expense for the quarter and six months ended June 30, 1996 is approximately $0.1 million and $0.3 million, respectively, above the 1995 levels for comparable periods. This increase is in part due to the timing of a substantial number of performance appraisal based merit increases occurring effective the first of the calendar year. Benefits expense for the second quarter and first six months of 1996 has increased over comparable periods of 1995 predominately due to actuarially based increases in retirement expense.

During 1995 the FDIC Bank Insurance Fund (BIF) attained congressionally mandated reserve goals, established during the deposit crisis that began in the prior decade. In the third quarter of 1995, the Bank received a refund of premiums it had paid in excess of the lower rates that became effective June 1995, resulting in the FDIC benefit shown in the table. During both the third and fourth quarters of 1995 the premium rates for well capitalized banks were lowered from $0.23 to $0.04 per annum per $100 of insured deposits. The Bank is well capitalized and benefited from the overall lower rates as well as the spread in the lower premium rates between well, adequately and under capitalized institutions. Total premiums vary based upon deposit levels and composition. The FDIC further dropped its premium for well capitalized banks to the legal minimum of $2,000 per annum for 1996, further benefiting the Bank as reflected in the reduced expense.

Deposit insurance premiums can have a material impact on the profitability of the Registrant; the FDIC determines its premium assessment basis and rate semi-annually based on the BIF reserve. The assessment for 1997 has not yet been determined however there has been significant activity in Congress which may impact future premiums. This includes a proposal to recapitalize the Savings Association Insurance Fund (SAIF), merge the SAIF with the BIF, and provide funding to meet the Financing Corp. (FICO) $780 million annual bond obligation. This would be financed by semiannual FICO payments of $0.0127 per $100 of BIF insured deposits, in addition to regular deposit premiums, for 1997 through 1999 increasing to approximately $0.025 per $100 for 2000 until the FICO bonds are retired. Additionally, it is possible that total assessments on BIF deposits may be reduced by Federal Reserve Bank surplus funds totalling $3 billion.

Outside service cost increased for the second quarter and six months ended June 30, 1996 due to the cost of various studies to improve operating results. Loan collection costs for the same periods increased due to expenses related to the holding and disposition of OREO. Intangible amortization increased during 1996 as intangible assets related to the acquisition of three branches in December 1995 was recognized. The amortization of intangible asset components lapses gradually over time.

The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by FTE net interest income plus noninterest income (excluding net securities gains and losses and nonrecurring income). The efficiency ratio indicates the cost of income production. Decreases indicate improvement as expense changes are less than proportional to income changes. The expense ratio is computed as total noninterest expense (excluding nonrecurring charges) less noninterest income (excluding net securities gains and losses and nonrecurring income) divided by average assets. The expense ratio indicates the cost of supporting the asset base; a decrease indicates improvement as expense changes are less than proportional to the asset base. Average assets per average full-time equivalent employee measures the staffing level to support the asset base; an increased ratio indicates improvement reflecting increased assets managed by each employee. These measures all reflect improved performance in the second quarter and first six months of 1996 as compared to the comparable periods of 1995. Since these measures are annualized it is valid to compare the quarterly, periodic and annual measurements to each other which depict a trend of improvement. The Registrant continues its expense control efforts and has initiated a reengineering project in 1996 to continue to improve its performance for its shareholders and its service to the Bank's customers.

Provision for Income Taxes: The provision for income taxes has increased for the second quarter and first six months of 1996 compared to the comparable periods of 1995 as income subject to taxes has increased. The effective tax rate for the first six months of 1996 was 39% compared to 37% for the comparable period of 1995; increased 1996 taxable income subject to the 35% statutory federal rate, compared to the 34% incremental federal rate in 1995, was the primary reason for the increase in the effective tax rate.

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
- ------------------------------------------------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

This item is omitted as there have been no material legal proceedings initiated or settled during the quarter ended June 30, 1996.

Item  2 -- Changes in Securities

Following are listed changes in the Registrant's Common Stock outstanding during the quarter ended June 30, 1996 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future. There was no Preferred Stock outstanding during the quarter ended June 30, 1996.

The Registrant has Stock Option Plans covering key employees. In April 1996 nonqualified stock options were granted for 12,000 shares of common stock at an option price of $16.68 per share. These options vest over a four year period with the first vesting date one year from the date of grant. Outstanding at June 30, 1996 are nonqualified stock options covering 273,231 shares at exercise prices ranging between $9.46 and $16.68 with expiration dates between January 10, 1997, and April 23, 2006. There are 577,568 shares of authorized common stock designated for possible issuance under the Plans, including the aforementioned shares. The number of shares designated for the Plans, the number of shares under existing options and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences as enumerated in the Plans. (FORMs S-8, Registration Statement Nos. 33-18976 and 33-77410, filed with the Commission on December 9, 1987 and April 6, 1994, respectively).

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

The Registrant's Board of Directors has authorized the purchase on the open market by the Registrant of additional shares of treasury stock. These treasury shares are to be used for a variety of corporate purposes, primarily to meet the needs of the Registrant's Employee Stock Ownership Plan, Automatic Dividend Reinvestment and Stock Purchase Plan, Stock Option Plans and Bank Trust Department directed IRA and HR-10 accounts. Purchases and sales during 1996 totalled 299,148 and 48,423, respectively, with 395,779 shares in treasury at June 30, 1996. Purchases were made at the prevailing market price in effect at the dates of the transactions. Subsequent sales to both the Registrant's Employee Stock Ownership Plan and Dividend Reinvestment and Stock Purchase Plan, if any, were made at the five day average of the highest and lowest quoted selling price of the Registrant's common stock on the National Market System of NASDAQ. Sales under the Registrant's Stock Option Plans were made at the option price. The price per common share ranged between $16.21 and $17.03; any difference between cost and sales price was recorded in capital surplus.

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

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Registrant's senior securities during the quarter ended June 30, 1996.

Item  4 -- Submission of Matters to a Vote of Security Holders

This item is omitted as there is no disclosure required for the quarter ended June 30, 1996. The results of the election of directors and ratification of auditors at the Annual Meeting of Stockholders held April 20, 1996 was previously reported in Form 10-Q, March 31, 1996.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

An index to exhibits follows the signature page of this FORM 10-Q.

No reports on FORM 8-K were filed by the Registrant during the quarter ended June 30, 1996.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of August, 1996.




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

FORM 10-Q
Exhibit                                                       Exhibit
Number                                                        Cross-Reference
- ------                                                        ---------------
27.1     Financial Data Schedule for the six months ended     Herein
          June 30, 1996
27.2     Amended Financial Data Schedule for the three        Herein
          months ended March 31, 1996

                               EXHIBIT 27.1
             Financial Data Schedule for the six months ended
                               June 30, 1996

                               EXHIBIT 27.2
              Amended Financial Data Schedule for the three
                        months ended March 31, 1996