Form 10-Q
period 1996-09-30
NBT BANCORP INC
filed 1996-11-14
CIK 790359

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-Q


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996.
                                  OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.


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

As of October 31, 1996, there were 8,442,314 shares outstanding, including 511,594 shares held in the treasury, of the Registrant's common stock, No Par, Stated Value $1.00. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                              NBT BANCORP INC.
             FORM 10-Q -- Quarter Ended September 30, 1996


                           TABLE OF CONTENTS





PART I   FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

         Consolidated Balance Sheets at September 30, 1996, December
             31, 1995, and September 30, 1995

         Consolidated Statements of Income for the three month and nine month periods ended September 30, 1996 and 1995

         Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995

         Notes to Consolidated Financial Statements at September 30,
             1996

Item 2   Management's Discussion and Analysis of Financial Condition
             and Results of Operations

PART II  OTHER INFORMATION

Item 1   Legal Proceedings
Item 2   Changes in Securities
Item 3   Defaults Upon Senior Securities
Item 4   Submission of Matters to a Vote
             of Security Holders
Item 5   Other Information
Item 6   Exhibits and Reports on FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

NBT BANCORP INC. and Subsidiary                 September 30,   December 31,  September 30,
CONSOLIDATED BALANCE SHEETS                         1996           1995           1995
-------------------------------------------------------------------------------------------
(dollars in thousands)                           (Unaudited)    (See Notes)    (Unaudited)
ASSETS
Cash and due from banks                          $   51,743     $   44,379     $   38,554
Loans available for sale                              3,788          6,089          5,052
Securities available for sale                       368,025        393,536        126,557
Securities held to maturity (market
 value-$48,839, $40,306 and $271,161)                48,842         40,311        269,889
Loans:
 Commercial and agricultural                        268,167        247,320        243,584
 Real estate mortgage                               118,847        120,972        124,196
 Consumer                                           247,618        220,093        218,634
-------------------------------------------------------------------------------------------
  Total loans                                       634,632        588,385        586,414
 Less allowance for loan losses                       9,965          9,120          9,354
-------------------------------------------------------------------------------------------
  Net loans                                         624,667        579,265        577,060
Premises and equipment, net                          16,259         16,467         15,831
Intangible assets, net                               10,348         11,551          8,919
Other assets                                         17,641         14,668         16,690
-------------------------------------------------------------------------------------------
TOTAL ASSETS                                     $1,141,313     $1,106,266     $1,058,552
-------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Interest bearing                                $  798,857     $  741,805     $  732,234
 Noninterest bearing                                119,510        131,227        132,070
-------------------------------------------------------------------------------------------
  Total deposits                                    918,367        873,032        864,304
Short-term borrowings                                91,626        115,945         82,442
Long-term debt                                       23,055          3,012          3,014
Other liabilities                                     6,395          6,233          5,751
-------------------------------------------------------------------------------------------
  Total liabilities                               1,039,443        998,222        955,511
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par, stated value $1.00;
 shares authorized-2,500,000                              -              -              -
Common stock, no par, stated value $1.00;
 shares authorized-12,500,000;issued
 8,442,314, 8,442,314 and 8,452,099                   8,442          8,442          8,050
Capital surplus                                      75,461         75,464         69,159
Retained earnings                                    29,928         24,076         29,346
Unrealized gain (loss) on securities
 available for sale, net of income tax
 effect                                              (3,867)         2,822         (1,022)
Common stock in treasury at cost, 489,092,
 170,275, and 154,401 shares                         (8,094)        (2,760)        (2,492)
-------------------------------------------------------------------------------------------
  Total stockholders' equity                        101,870        108,044        103,041
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,141,313     $1,106,266     $1,058,552
-------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                          Three months ended         Nine months ended
NBT BANCORP INC. and Subsidiary              September 30,             September 30,
CONSOLIDATED STATEMENTS OF INCOME          1996         1995         1996         1995
---------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)           (Unaudited)
Interest and fee income:
Loans                                   $14,831      $13,916      $42,615      $39,682
Securities - taxable                      6,380        5,736       18,679       16,224
Securities - tax exempt                     435          309        1,131        1,050
Other                                        32           22           71          112
---------------------------------------------------------------------------------------
  Total interest and fee income          21,678       19,983       62,496       57,068
---------------------------------------------------------------------------------------
Interest expense:
Deposits                                  7,981        7,514       23,747       21,342
Short-term borrowings                     1,151        1,329        2,902        3,769
Long-term debt                              235           99          395          378
---------------------------------------------------------------------------------------
  Total interest expense                  9,367        8,942       27,044       25,489
---------------------------------------------------------------------------------------
Net interest income                      12,311       11,041       35,452       31,579
Provision for loan losses                   875          340        2,175        1,178
---------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                        11,436       10,701       33,277       30,401
---------------------------------------------------------------------------------------
Noninterest income:
Trust income                                654          558        1,963        1,863
Service charges on deposit accounts         847          757        2,421        2,235
Securities gains                            194           82        1,205           93
Other income                                431          389        1,188        1,116
---------------------------------------------------------------------------------------
  Total noninterest income                2,126        1,786        6,777        5,307
---------------------------------------------------------------------------------------
Noninterest expense:
Salaries and employee benefits            4,355        4,248       13,096       12,222
Net occupancy expense                       596          562        1,894        1,751
Equipment expense                           421          457        1,324        1,292
FDIC insurance                                1          (43)           2          860
Amortization of intangible assets           395          313        1,185          942
Other operating expense                   2,692        2,578        8,181        7,696
---------------------------------------------------------------------------------------
  Total noninterest expense               8,460        8,115       25,682       24,763
---------------------------------------------------------------------------------------
Income before income taxes                5,102        4,372       14,372       10,945
Income taxes                              1,764        1,735        5,386        4,180
---------------------------------------------------------------------------------------
   Net income                           $ 3,338      $ 2,637      $ 8,986      $ 6,765
---------------------------------------------------------------------------------------
Net income per common share             $  0.41      $  0.32      $  1.10      $  0.80
Cash dividends per common share         $  0.130     $  0.115     $  0.390     $  0.343
Average common shares outstanding     8,003,891    8,336,651    8,137,962    8,404,132
---------------------------------------------------------------------------------------
See notes to consolidated financial statements.

NBT BANCORP INC. and Subsidiary                            Nine Months Ended September 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                        1996                   1995
------------------------------------------------------------------------------------------
(dollars in thousands)                                             (Unaudited)
Operating activities:
Net income                                              $   8,986               $  6,765
Adjustments to reconcile net income to the
  cash provided by operating activities:
 Provision for loan losses                                  2,175                  1,178
 Depreciation and amortization                              1,139                  1,106
 Amortization of premiums and accretion
  of discounts on securities                                   99                   (116)
 Amortization of intangible assets                          1,185                    942
 Proceeds from sales of loans originated for sale           3,820                 12,990
 Loans originated for sale                                 (3,294)                (8,745)
 Realized gains on sales of securities                     (1,205)                   (93)
 Decrease in interest receivable                              934                    497
 Increase in interest payable                                 165                    434
 Payments of restructuring liabilities                          -                   (958)
 Other, net                                                 1,932                  1,331
------------------------------------------------------------------------------------------
Net cash provided by operating activities                  15,936                 15,331
------------------------------------------------------------------------------------------
Investing activities:
Securities available for sale:
 Proceeds from maturities                                  27,282                 30,833
 Proceeds from sales                                      154,417                  2,329
 Purchases                                               (167,595)               (45,808)
Securities held to maturity:
 Proceeds from maturities                                  23,848                 40,070
 Purchases                                                (32,380)               (37,224)
(Increase) in loans                                       (45,802)               (12,546)
Purchase of premises and equipment, net                      (931)                (1,554)
------------------------------------------------------------------------------------------
Net cash used in investing activities                     (41,161)               (23,900)
------------------------------------------------------------------------------------------

Financing activities:
Net increase in deposits                                   45,335                 72,861
Net (decrease) in short-term borrowings
 with original maturities of three months or less         (24,319)               (58,145)
Proceeds from issuance of other long-term debt             20,050                      -
Repayments of long-term debt                                   (7)                (5,720)
Common stock issued,
 including treasury shares reissued                         1,515                  3,844
Purchase of treasury stock                                 (6,851)                (6,262)
Cash dividends and payment for fractional shares           (3,134)                (2,865)
------------------------------------------------------------------------------------------
Net cash provided by financing activities                  32,589                  3,713
------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        7,364                 (4,856)
Cash and cash equivalents at beginning of year             44,379                 43,410
------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $  51,743               $ 38,554
------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                               $ 26,879               $ 25,055
  Income taxes                                              5,257                  3,392
Noncash investing activity:
 Transfer of loans available for sale to loans
  held to maturity                                          1,775                      -
------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

NBT BANCORP INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of NBT BANCORP INC. (the Registrant, Company or NBT) and its wholly-owned subsidiary, NBT Bank, National Association (Bank). All intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.

The determination of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding during each period after giving retroactive effect to stock dividends. Cash dividends per common share are computed based on declared rates adjusted retroactively for stock dividends.

The balance sheet at December 31, 1995 has been derived from audited financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 1995.

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

In June of 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." The statement, which becomes effective for transactions occurring after December 31, 1996, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on the financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes all assets it does not control and derecognizes liabilities when extinguished. The statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Management does not anticipate that the implementation of the statement will have a material impact on the consolidated financial position or consolidated results of operations of the Company.

COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, various commitments and contingent liabilities arise, including commitments to extend credit and standby letters of credit. Also, off-balance sheet financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, and interest rate caps, collars and floors bear risk based on financial market conditions. The following table summarizes the Registrant's exposure to these off-balance sheet commitments and contingent liabilities as of September 30, 1996:

                                                      Contractual or
                                                      Notional Value
                                               at September 30, 1996
Financial instruments with off-balance
 sheet credit risk:
  Commitments to extend credit                           $95,987,000
  Standby letters of credit                                1,862,000

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

On October 22, 1996 the Registrant announced the declaration of a 5% stock dividend and a regular quarterly cash dividend of $0.15 per share. The cash dividend represents an increase of $0.02 per share over recent dividends declared. The stock and cash dividends will be paid on December 13, 1996, to shareholders of record as of November 29, 1996. The cash dividend will be paid on the increased number of shares. Amounts per common share have not been adjusted for the prospective December 13, 1996 stock dividend. The adjustment for purposes of comparability will occur after the payment date.

HIGHLIGHTS OF THE REGISTRANT'S 1996 PERFORMANCE

Net income of $3.3 million ($0.41 per share) was realized in the third quarter of 1996, representing a 27% increase from third quarter 1995 net income of $2.6 million ($0.32 per share). One of the major contributing factors for the increase in net income was increased net interest income. Higher earnings on assets, driven by increased volumes of loans and securities depicted in the table AVERAGE BALANCES, exceeded liability cost increases, also driven by increased volume during the third quarter of 1996. Increased security gains and noninterest income during the third quarter of 1996 also contributed to the improved profitability. Offsetting these favorable increases in income were an increased provision for loan losses, as net charge-offs increased in 1996, and increased noninterest expenses as depicted in the table NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS.

Net income of $9.0 million ($1.10 per share) was realized for the nine month period ended September 30, 1996, a 33% increase from 1995 nine month net income of $6.8 million ($0.80 per share). The increased profitability for the nine month period of 1996 was driven by factors similar to those for the third quarter of 1996. Additionally, reducing interest income during 1995 was a $0.5 million nonrecurring charge to write-off accrued interest income receivable on nonaccrual or previously charged-off loans.

Measurements of productivity, as depicted in the table NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS, improved in 1996 from the comparable third quarter and nine month periods of 1995. Third quarter 1996 productivity measurements improved from those of the prior quarters of 1996. The trend in improving these ratios is a result of the Registrant's expense control and income generation improvement efforts.

The table PERFORMANCE MEASUREMENTS depicts several measurements of performance on an annualized basis. Return on average assets and equity measures how effectively an entity utilizes its total resources and capital, respectively. The return on average assets and the return on average equity ratios, as well as net interest margin, increased in 1996 from the comparable third quarter and nine month periods of 1995.

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

                       PERFORMANCE MEASUREMENTS
                                    First      Second     Third      Nine       Fourth    Twelve
                                    Quarter    Quarter    Quarter    Months     Quarter   Months
------------------------------------------------------------------------------------------------
1996
Return on average assets             1.09%      0.99%      1.18%      1.09%
Return on average common equity     10.94%     10.90%     13.28%     11.69%
Net interest margin                  4.66%      4.64%      4.70%      4.67%
------------------------------------------------------------------------------------------------
1995
Return on average assets             0.76%      0.87%      1.00%      0.88%     0.95%     0.90%
Return on average common equity      7.83%      8.79%     10.28%      8.98%     9.74%     9.18%
Net interest margin                  4.30%      4.49%      4.54%      4.45%     4.40%     4.43%
------------------------------------------------------------------------------------------------

FINANCIAL CONDITION

The table AVERAGE BALANCES highlights the changes in the balance sheet. Since period end balances can be distorted by one day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.

                              AVERAGE BALANCES
                                        Three months ended            Nine months ended
                                           September 30,                 September 30,
(dollars in thousands)                  1996           1995           1996           1995
-----------------------------------------------------------------------------------------
Securities available for sale     $  372,901     $  130,172     $  372,707     $  118,130
Securities held to maturity           51,698        262,924         45,260        267,113
-----------------------------------------------------------------------------------------
 Total securities                    424,599        393,096        417,967        385,243
Loans available for sale               3,379          4,891          4,591          6,306
Loans                                629,458        579,519        609,238        571,639
Deposits                             920,922        842,445        911,451        831,839
Short-term borrowings                 86,610         90,594         74,908         85,909
Long-term debt                        14,775          3,714          6,960          6,236
Stockholders' equity                 100,028        101,782        102,684        100,668
Assets                             1,130,081      1,045,437      1,103,523      1,030,717
Earning assets                     1,064,122        980,228      1,034,832        967,403
Interest bearing liabilities      $  908,594     $  809,986     $  874,949     $  802,300
-----------------------------------------------------------------------------------------

Loans: Average loans for the third quarter and nine month period of 1996 increased $50 million and $38 million, or 9% and 7%, respectively, from the comparable periods of the previous year. The increase in the portfolio volume occurred in commercial loans. Real estate loans decreased as the volume of mortgage refinancing and new mortgage loan origination has diminished in response to interest rate increases. Commercial, consumer and real estate loans comprised 43%, 37%, and 20% of the average portfolio for the nine months ended September 30, 1996. Comparable measures for a year previous were 39%, 39%, and 22%.

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

The table entitled ALLOWANCE FOR LOAN LOSSES portrays activity for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs, the amount of loans written off as uncollectible less recoveries of loans previously written off. Charge-offs are made when the collectiblity of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs have increased from the prior year's comparable periods both as a dollar amount and as a percentage of average loan balances. Net charge-offs for the nine months ended September 30, 1996 also have increased from the full year 1995 measure as a percentage of average loan balances. These increases are primarily due to commercial loan charge-offs caused by the sustained period of sluggish economic conditions continuing to be experienced in northern and central New York State.

The provision for loan losses increased by $0.5 million, 157%, for the third quarter of 1996 from the comparable period a year ago. The provision for the nine month period of 1996 reflects an increase of $1.0 million, 55% from the comparable period a year ago. The increased provisions relate to previously discussed estimates of management which also incorporate the growth in unseasoned loans the Company has generated in its loan portfolio. These provisions have increased the allowance for loan losses by $0.9 million, or from $9.1 million at December 31, 1995 to $10.0 million at September 30, 1996. The allowance has also increased as a percentage of loans for the same period, from 1.55% to 1.57%.

Nonperforming is a term used to describe assets on which revenue recognition has been discontinued or is restricted. As depicted in the table, NONPERFORMING ASSETS AND RISK ELEMENTS, nonaccrual loans have remained relatively static due to the previously mentioned economic conditions occurring in the Bank's market area. The allowance for loan losses has been allocated based on identified problem credits or categorical trends and includes a specifically allocated amount of $1.0 million related to impaired loans. After allocation, the unallocated portion at September 30, 1996, was approximately $2.7 million. The unallocated portion is available for further unforeseen or unexpected losses or unidentified problem credits. Management will continue to target and maintain a minimum allowance equal to the allocated requirement plus an unallocated portion, as appropriate.

                               ALLOWANCE FOR LOAN LOSSES
                                        Three months ended                          Nine months ended
                                           September 30,                              September 30,
(dollars in thousands)               1996                 1995                  1996                  1995
--------------------------------------------------------------------------------------------------------------------
Balance, beginning of period       $9,438               $9,280               $ 9,120               $ 9,026
Recoveries                            230                  199                   692                   594
Charge-offs                          (578)                (465)               (2,022)               (1,444)
--------------------------------------------------------------------------------------------------------------------
Net charge-offs                      (348)                (266)               (1,330)                 (850)
Provision for loan losses             875                  340                 2,175                 1,178
--------------------------------------------------------------------------------------------------------------------
Balance, end of period             $9,965               $9,354               $ 9,965               $ 9,354
--------------------------------------------------------------------------------------------------------------------
COMPOSITION OF NET CHARGE-OFFS
--------------------------------------------------------------------------------------------------------------------
Commercial and agricultural        $ (212)      61%     $ (136)      51%     $  (708)      53%     $  (331)      39%
Real estate mortgage                  (88)      25%         (7)       3%        (171)      13%         (59)       7%
Consumer                              (48)      14%       (123)      46%        (451)      34%        (460)      54%
--------------------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries       $ (348)     100%     $ (266)     100%     $(1,330)     100%     $  (850)     100%
--------------------------------------------------------------------------------------------------------------------
Annualized net charge-offs
 to average loans                             0.22%                0.18%                 0.29%                 0.20%
--------------------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average loans for the year ended
 December 31, 1995                                                                                             0.25%
--------------------------------------------------------------------------------------------------------------------

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

Classified and special mention loans, excluding those on nonaccrual status, totalled $27.4 million, $22.8 million, and $22.4 million, 4.3%, 3.9%, and 3.8% of outstanding loans, at September 30, 1996, December 31, 1995 and September 30, 1995, respectively. The increase occurred in the categories of special mention, those assets which do not contain current exposure to a sufficient degree of risk to warrant an adverse classification but do possess a correctable deficiency or potential weakness deserving management's close attention, and substandard, those assets having a well defined weakness and the potential for some loss if the weakness is not corrected. The Registrant does not have any material loans classified as doubtful, whose balances declined during the period, or loss and the loan portfolio does not contain any highly leveraged or foreign loans.

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

The decrease in nonaccrual commercial and agricultural loans was driven by the repayment of several loans totalling $0.9 million upon the sale of the underlying collateral and the return to accrual status, under the Registrant's policy previously discussed, of three loans totalling $0.9 million, as depicted in the table CHANGES IN NONACCRUAL AND IMPAIRED LOANS. As depicted in the table, CHANGES IN OREO, the decrease in OREO occurred as the Registrant disposed of foreclosed real estate carried in this category.

The Registrant did not hold any restructured loans, loans whose repayment criteria was renegotiated to less than the original agreement terms because of the borrower's financial difficulties, which were not in compliance with the modified terms at September 30, 1996, December 31, 1995, and September 30, 1995. Loans 90 days past due and not included in nonperforming loans have decreased in all categories during 1996.

                        NONPERFORMING ASSETS AND RISK ELEMENTS
                                           September 30,       December 31,        September 30,
(in thousands)                                 1996                1995                1995
------------------------------------------------------------------------------------------------
Impaired commercial and
 agricultural loans                      $2,941      71%     $3,945      82%     $3,405      83%
Other nonaccrual loans:
  Real estate mortgage                   $  507      12%     $  332       7%     $  391       9%
  Consumer                                  680      17%        540      11%        346       8%
------------------------------------------------------------------------------------------------
   Total nonaccrual loans                 4,128     100%      4,817     100%      4,142     100%
------------------------------------------------------------------------------------------------
Other real estate owned                   1,115               2,000               1,619
------------------------------------------------------------------------------------------------
   Total nonperforming assets             5,243               6,817               5,761
------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
  Commercial and agricultural               221      36%        559      42%        906      53%
  Real estate mortgage                      193      31%        448      34%        478      28%
  Consumer                                  201      33%        325      24%        335      19%
------------------------------------------------------------------------------------------------
   Total                                 $  615     100%     $1,332     100%     $1,719     100%
------------------------------------------------------------------------------------------------
Restructured loans, in compliance with modified terms:
  Commercial and agricultural                 -                 142                 145
   Total assets containing
    risk elements                        $5,858              $8,291              $7,625
------------------------------------------------------------------------------------------------
Nonperforming loans to total loans                 0.65%               0.82%               0.71%
Nonperforming assets to total assets               0.46%               0.62%               0.54%
Allowance for loan losses to
 nonperforming loans                                241%                189%                226%
Allowance as a percentage of
 period end loans                                  1.57%               1.55%               1.60%
------------------------------------------------------------------------------------------------

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

                   CHANGES IN NONACCRUAL AND IMPAIRED LOANS
                                    Three months ended        Nine months ended
                                       September 30,            September 30,
                                    --------------------------------------------
(in thousands)                       1996        1995         1996         1995
--------------------------------------------------------------------------------
Balance at beginning of period     $4,669      $4,402      $ 4,817      $ 4,639
  Loans placed on nonaccrual        1,164         883        4,824        2,262
  Charge-offs                        (361)       (231)      (1,240)        (623)
  Payments                           (786)       (620)      (2,892)      (1,461)
  Transfers to OREO                  (232)       (292)        (463)        (675)
  Loans returned to accrual          (326)          -         (918)           -
--------------------------------------------------------------------------------
Balance at end of period           $4,128      $4,142      $ 4,128      $ 4,142
--------------------------------------------------------------------------------

                                CHANGES IN OREO
                                    Three months ended        Nine months ended
                                       September 30,            September 30,
                                    -------------------------------------------
(in thousands)                       1996        1995         1996        1995
-------------------------------------------------------------------------------
Balance at beginning of period     $  986      $1,095      $ 2,000      $  840
  Additions                           244         712          511       1,095
  Sales                               (55)       (150)      (1,158)       (241)
  Write-downs                         (60)        (38)        (238)        (75)
-------------------------------------------------------------------------------
Balance at end of period           $1,115      $1,619      $ 1,115      $1,619
-------------------------------------------------------------------------------

Securities: The total average balance of securities available for sale and held to maturity for the three month period ending September 30, 1996 increased $32 million, or 8%, from the comparable period a year ago. A similar increase, $33 million, or 8%, occurred for the nine month period ending September 30, 1996 compared to the comparable period of 1995. This increase occurred as the Bank utilized its ability to leverage its securities portfolio through the use of borrowed funds to improve net interest income. The Registrant holds no trading securities, securities bought for the purpose of sale in the near term. The Registrant classifies securities as available for sale or held to maturity at the time of purchase. Classification is determined by potential responses to changes in interest rates, prepayment risk, and liquidity needs for an indefinite period of time, and the intent, supported by the ability, to hold the security to its maturity. Generally accepted accounting principles limit the reclassification of securities after the initial determination.

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

At September 30, 1996, the amortized cost of securities available for sale, $379 million, exceeded fair value by $7 million of market depreciation while at December 31, 1995, the fair value of $394 million exceeded amortized cost by $5 million of market appreciation. This depreciation in fair value has been caused predominately by increases in interest rates which tends to have an opposite effect on the fair value of securities. At September 30, 1995, the amortized cost of securities available for sale, $129 million, exceeded fair value by $2 million of market depreciation. Throughout 1996 and 1995, most financial institutions experienced similar patterns of variations in the fair value of securities due to general changes in interest rates.

Tax-exempt securities averaged $33 million, or 8% of the securities portfolio, for the nine month period ended September 30, 1996 and $30 million, or 8% of the securities portfolio, for the comparable period of 1995. Obligations of the State of New York and its political subdivisions constitute 100% of the Bank's tax exempt securities portfolio. The portfolio did not include any direct obligations of the State of New York as the entire tax exempt securities portfolio was comprised of nonrated investments in the local communities within the twenty county market area served by the Bank's Municipal Banking Department. It remains the Registrant's practice to invest, subject to availability, in qualified and designated local municipal issues which receive favorable federal income tax treatment. The Registrant highly values its business relationships with a variety of municipalities within its local service area and meeting their funding needs through investment in their security issues is a meaningful way to develop such business relationships.

Deposits: Average total deposits for the quarter ended September 30, 1996, increased $78 million, or 9%, from the comparable period in 1995. Average total deposits for the nine months ended September 30, 1996 increased $80 million or 10%, from the comparable period in 1995. The acquisition of three branches in December 1995 and their deposit base of $43 million is a major cause of this increase. Average municipal and negotiated term certificates of deposit increased $47 million, or 37%, and $32 million, or 26%, for the third quarter and for the first nine months of 1996, respectively, compared to the similar periods of 1995. Municipal deposits tend to flow into the Bank as taxes are collected and flow out as the municipalities make payments over time. These deposits can be utilized to augment short-term borrowings when interest rates and security pledging requirements render this temporary substitution beneficial.

Throughout 1995 trends in the deposit portfolio shifting were experienced as increases occurred in the certificate of deposit component of the portfolio while demand, NOW, MMDA, and savings account balances decreased as funds in these lower yielding products were moved to higher yielding certificates as rates rose. This trend has stabilized in the first nine months of 1996. For the nine months ending September 30, 1996, approximately 46% of the portfolio consisted of time deposits, 18% savings deposits, 11% money market demand deposits, 12% interest bearing NOW checking deposits, and 13% noninterest bearing demand deposits. Comparable 1995 portfolio percentages were 43%, 19%, 13%, 10%, and 15%.

Borrowed funds: Long-term debt and short-term borrowings comprise borrowed funds. Short-term borrowings include federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings, which consist primarily of FHLB advances with an original maturity of one year or less. Borrowed funds averaged $101 million for the three month period ending September 30, 1996, up $7 million or 8%, from the comparable period of 1995. Borrowed funds averaged $82 million for the nine month period ending September 30 1996, down $10 million, or 11%, from the comparable period of 1995 due to the additional funding provided by increased deposits in 1996.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
Liquidity management requires the ability to raise cash quickly at a reasonable cost without principal loss to meet the cash flow requirements of depositors desiring to withdraw funds or borrowers requiring funds to meet their credit needs. The Asset-Liability Management Committee of the Registrant is responsible for liquidity management. This committee of the Registrant's senior staff has developed liquidity guidelines which cover all assets and liabilities, as well as off-balance sheet items that are potential sources or uses of liquidity. The Registrant's funding needs are evaluated continually, measuring the adequacy of reliable sources of cash relative to the stability of deposits and borrowing capacity. The liquidity position is managed by maintaining adequate levels of liquid assets. The committee monitors the Registrant's liquidity position utilizing an internally developed measurement, the basic surplus ratio, defined to be net access to cash and secured borrowings. At September 30 and December 31, 1995 and September 30, 1996 this ratio was 14%, 17%, and 12%, respectively, exceeding the committee's minimum guideline of 5-7%. Additional liquidity is available through the Bank's access to borrowed funds. The Bank has unused lines of credit available for short-term financing of $73 million, $300 million for repurchase agreements, and the capacity for additional FHLB advances of $84 million, at September 30, 1996.

Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability rates to changes in interest rates. The Registrant utilizes a funding matrix to identify repricing opportunities, the ability to adjust loan and deposit product rates as well as cash flow from maturities and repayments, along a time line for both assets and liabilities. The funding matrix indicates that the Registrant is asset sensitive and, in management's opinion, is positioned to benefit over time from a rising interest rate environment; however, the nature and timing of the benefit will be initially impacted by the extent to which core deposit rates are increased as rates rise. Based on an analysis performed as of September 30, 1996, given the scenario of a 100 basis point increase or decline in interest rates occurring over an extended time horizon, the Registrant estimated that there would be less than a 2% impact on net interest income relative to a flat rate environment over the next twelve month period.

CAPITAL RESOURCES AND DIVIDENDS
Stockholders' equity of $102 million represents 8.9% of total assets at September 30, 1996, compared with $103 million, or 9.7%, a year previous, and $108 million, or 9.8%, at December 31, 1995. The decreased dollar amounts and percentage relationships since December 31, 1995 are due to the depreciation in fair value reflected in the mark to market effect of the securities available for sale portfolio and additional shares held in the treasury, partially offset by earnings retention. Similar to the effects experienced by many other financial institutions, the decline in the fair value of the Bank's securities available for sale portfolio in 1996, whose unrealized loss is reflected net of taxes in stockholders' equity, has impacted the equity balances and ratios. The unrealized loss would only be recognized in income if securities available for sale were, in fact, actually sold. It is highly unlikely that the Registrant would require such a sale to meet its liquidity needs. During 1995 the aforementioned unrealized net gain or loss reflected in equity improved from an unrealized net loss at the beginning of the year to a net gain at the end of the year. This change took place in response to market fluctuations primarily caused by changes in interest rates.

Both book and tangible book value, stockholders' equity (less intangible assets) divided by the number of common shares outstanding, depicted in the table CAPITAL MEASUREMENTS have been affected by the aforementioned 1995 improvement and 1996 decline in the fair value of the securities available for sale portfolio as well as increased holdings of treasury stock. Tangible book value changes in the declining market value time frame are mitigated by the offsetting decrease in intangible assets through amortization.

On a per share basis, cash dividends declared were increased in December 1995 as the Registrant declared a 5% stock dividend in November 1995 followed by a 13% increase in the cash dividend to $0.13 per share. Cash dividend per share amounts and total cash dividends paid as a percentage of net income are set forth in the table CAPITAL MEASUREMENTS. The Board of Directors considers the Registrant's earnings position and earnings potential when making dividend decisions.

The Registrant's wholly owned subsidiary pays cash dividends to the Registrant which are used to fund dividend payments to its stockholders. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Registrant in the form of cash dividends. The approval of the Comptroller of the Currency is required for the Bank to pay dividends in excess of its earnings retained in the current year plus retained net profits for the preceding two years or when the Bank fails to meet certain minimum regulatory capital standards. At September 30, 1996, the Bank has the ability to pay $8 million to the Registrant without obtaining prior regulatory approval. Under the State of Delaware Business Corporation Law, the Registrant may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Capital is an important factor in ensuring the safety of depositors' accounts. The Registrant remains well capitalized with capital ratios that are significantly in excess of regulatory guidelines. During 1996, the Registrant's wholly owned banking subsidiary earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality, and security portfolio strength.

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

                         CAPITAL MEASUREMENTS
                                       First       Second      Third       Fourth
                                       Quarter     Quarter     Quarter     Quarter
----------------------------------------------------------------------------------
1996
Tier 1 leverage ratio                    8.83%       8.55%       8.49%
Tier 1 capital ratio                    14.73%      14.29%      14.00%
Total risk-based capital ratio          15.98%      15.54%      15.25%
Cash dividends as a percentage
 of net income                          36.90%      38.55%      34.87%
Per common share:
 Book value                            $12.64      $12.58      $12.81
 Tangible book value                   $11.27      $11.25      $11.51
----------------------------------------------------------------------------------
1995
Tier 1 leverage ratio                    9.19%       9.21%       9.17%       8.80%
Tier 1 capital ratio                    16.13%      16.03%      15.71%      15.21%
Total risk-based capital ratio          17.39%      17.28%      16.97%      16.46%
Cash dividends as a percentage
 of net income                          50.50%      43.57%      35.91%      42.85%
Per common share:
 Book value                            $11.95      $12.23      $12.42      $13.06
 Tangible book value                   $10.82      $11.12      $11.34      $11.66
----------------------------------------------------------------------------------

The common shares of NBT BANCORP INC. are traded in the NASDAQ National Market System under the symbol NBTB. High, low, and closing stock prices, and cash dividends declared by quarter, restated to give retroactive effect to stock dividends, are depicted in the table following. At September 30, 1996 the total market capitalization of NBT's common stock was approximately $134 million, compared with $130 million a year ago and $143 million at December 31, 1995. The change in market capitalization is due to an increase in the number of shares outstanding as a result of the December 1995 stock dividend, offset by an increased number of shares held as treasury stock, and changes in the market price.

                QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
                                                                             Cash
                                                                        Dividends
Quarter Ending               High             Low           Close        Declared
---------------------------------------------------------------------------------
1995
March 31                   $16.19          $15.24          $15.24          $0.114
June 30                     15.71           15.00           15.48           0.114
September 30                15.95           15.00           15.71           0.115
December 31                 18.00           15.24           17.50           0.130
---------------------------------------------------------------------------------
1996
March 31                   $17.50          $16.00          $17.00          $0.130
June 30                     17.50           16.38           16.38           0.130
September 30                17.25           15.75           16.88           0.130
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

FTE total interest income and net interest income increased for the third quarter of 1996 compared to the same period of 1995 primarily due favorable volume variances. These favorable variances were predominately driven by increased loan and securities volume. The volume of average earning assets increased from $980 million for the third quarter of 1995 to $1,064 million for the same period of 1996.

Total interest expense increased for the third quarter of 1996 compared to the same period of 1995 due to a combination of favorable rate variances and an increased volume of interest bearing liabilities. These variances were predominately driven by increased certificate of deposit volume. The average volume of interest bearing liabilities increased to $909 million for the third quarter of 1996, compared to $810 million during the same period a year ago.

The improvement in FTE net interest income for the third quarter of 1996 can be attributed to increased volumes of interest earning assets augmented by decreased rates on certificates of deposit and other borrowed funds. The combined impact of these favorable forces improved interest rate spread.

FTE total interest income increased for the first nine months of 1996 compared to the same period of 1995 due to a combination of favorable rate and volume variances. These favorable variances were predominately driven by increased loan and securities volume and yield. The volume of average earning assets increased from $967 million for the first nine months of 1995 to $1,035 million for the same period of 1996. Reducing the increased yield for the first nine months of 1995 was a nonrecurring write-off of $0.5 million of accrued interest receivable on loans previously charged-off or on nonaccrual status.

Total interest expense increased for the first nine months of 1996 compared to the same period of 1995 primarily due to an increased volume of interest bearing liabilities driven by increased certificate of deposit volume. The Registrant's mix of deposit products has changed throughout 1995 and 1996 in response to the movement of customer funds into this more costly deposit product as a response to interest rate changes as well as the varying mix of deposits of the three branches acquired in December 1995. As previously discussed, increases in average municipal and negotiated term certificates of deposit also occurred which were used to supplant short-term borrowings when beneficial. The average volume of interest bearing liabilities increased to $875 million for the first nine months of 1996, compared to $802 million during the same period a year ago.

The improvement in FTE net interest income for the first nine months of 1996 can be attributed primarily to increased rates for interest earning assets and decreased rates on interest bearing liabilities. Favorable volume variances on interest earning assets, partially offset by increased volume variances on interest bearing liabilities, also contributed to the improvement. The magnitude of the interest earning assets volume and rate increases was greater than that for interest bearing liabilities. Consequently, interest rate spread improved.

Net interest margin has improved from 1995 to 1996 as portrayed in the tables of COMPARATIVE ANALYSES OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME and PERFORMANCE MEASUREMENTS; however, the effects of soft loan demand and competitive pricing continue to be reflected in the compressed net interest margin. A strong net interest margin is critical to the ability to cover noninterest expenses and produce an acceptable level of net income. Net interest margin for the first nine months of 1995 was 4.45% excluding the effect of the previously mentioned accrued interest receivable write-off which occurred in the first quarter of 1995.

      COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME
                            Three months ended September 30,
 Annualized
 Yield/Rate                                            Amounts                       Variance
 1996    1995   (dollars in thousands)             1996        1995       Total       Volume        Rate
 ----    ----                                      ----        ----       -----       ------        ----
8.57%   4.18%  Interest bearing deposits        $     5     $     5     $     -      $    (3)     $    3
5.41%   5.95%  Federal funds sold                     7           8          (1)           -          (1)
5.16%   5.21%  Other short-term investments          20           9          11           11           -
6.52%   6.31%  Securities available for sale      6,201       2,090       4,111        4,043          68
8.24%  10.06%  Loans available for sale              70         124         (54)         (34)        (20)
               Securities held to maturity:
6.15%   6.07%   Taxable                             190       3,649      (3,459)      (3,498)         39
6.64%   7.68%   Tax exempt                          658         474         184          257         (73)
9.37%   9.45%  Loans                             14,796      13,801         995        1,161        (166)
               ------------------------------------------------------------------------------------------
8.20%   8.16%  Total interest income             21,947      20,160       1,787        1,937        (150)

2.94%   3.04%  Money Market Deposit Accounts        723         810         (87)         (59)        (28)
1.59%   1.88%  NOW accounts                         457         395          62          130         (68)
2.82%   2.95%  Savings accounts                   1,159       1,134          25           77         (52)
5.20%   5.49%  Certificates of deposit            5,642       5,175         467          767        (300)
5.29%   5.82%  Other borrowed funds               1,151       1,329        (178)         (56)       (122)
6.33%  10.58%  Long-term debt                       235          99         136          190         (54)
               ------------------------------------------------------------------------------------------
4.10%   4.38%  Total interest expense             9,367       8,942         425        1,049        (624)
               ------------------------------------------------------------------------------------------
               Net interest income              $12,580     $11,218     $ 1,362      $   888      $  474
               ------------------------------------------------------------------------------------------
4.10%   3.78%  Interest rate spread
-----   -----  --------------------
4.70%   4.54%  Net interest margin
-----   -----  -------------------
               FTE adjustment                   $   269     $   177
               --------------                   -------     -------

                             Nine Months Ended September 30,
 Annualized
 Yield/Rate                                            Amounts                       Variance
1996    1995   (dollars in thousands)              1996        1995       Total       Volume        Rate
----    ----                                       ----        ----       -----       ------        ----
5.84%   4.23%  Interest bearing deposits        $    14     $    15    $     (1)    $     (6)     $    5
5.60%   5.84%  Federal funds sold                    15          16          (1)           -          (1)
5.19%   5.85%  Other short-term investments          42          81         (39)         (31)         (8)
6.44%   6.15%  Securities available for sale     18,076       5,516      12,560       12,273         287
8.61%   9.16%  Loans available for sale             296         432        (136)        (112)        (24)
               Securities held to maturity:
6.66%   6.05%   Taxable                             624      10,718     (10,094)     (11,085)        991
7.01%   7.10%   Tax exempt                        1,719       1,606         113          132         (19)
9.31%   9.19%  Loans                             42,421      39,279       3,142        2,592         550
               ------------------------------------------------------------------------------------------
8.16%   7.97%  Total interest income             63,207      57,663       5,544        3,763       1,781

2.93%   2.88%  Money Market Deposit Accounts      2,304       2,386         (82)        (130)         48
1.73%   1.72%  NOW accounts                       1,365       1,060         305          298           7
2.95%   2.95%  Savings accounts                   3,530       3,428         102          104          (2)
5.23%   5.35%  Certificates of deposit           16,548      14,468       2,080        2,399        (319)
5.17%   5.87%  Other borrowed funds               2,902       3,769        (867)        (453)       (414)
7.58%   8.10%  Long-term debt                       395         378          17           42         (25)
               ------------------------------------------------------------------------------------------
4.13%   4.25%  Total interest expense            27,044      25,489       1,555        2,260        (705)
               ------------------------------------------------------------------------------------------
               Net interest income              $36,163     $32,174    $  3,989     $  1,503      $2,486
               ------------------------------------------------------------------------------------------
4.03%   3.72%  Interest rate spread
-----   -----  --------------------
4.67%   4.45%  Net interest margin
-----   -----  -------------------
               FTE adjustment                   $   711     $   595
               --------------                   -------     -------

                            NONINTEREST INCOME
                        First      Second     Third      Nine       Fourth     Twelve
(dollars in thousands)  Quarter    Quarter    Quarter    Months     Quarter    Months
--------------------------------------------------------------------------------------
1996
Trust income            $  654     $  655     $  654     $1,963
Service charges on
 deposit accounts          775        799        847      2,421
Securities gains           792        219        194      1,205
Other income               363        394        431      1,188
--------------------------------------------------------------------------------------
  Total noninterest
   income               $2,584     $2,067     $2,126     $6,777
--------------------------------------------------------------------------------------
1995
Trust income            $  662     $  643     $  558     $1,863     $  576     $2,439
Service charges on
 deposit accounts          731        747        757      2,235        760      2,995
Securities gains             -         11         82         93         52        145
Other income               374        353        389      1,116        407      1,523
--------------------------------------------------------------------------------------
  Total noninterest
   income               $1,767     $1,754     $1,786     $5,307     $1,795     $7,102
--------------------------------------------------------------------------------------

Noninterest Income: The table entitled NONINTEREST INCOME presents quarterly and year to date amounts of noninterest income. All components of noninterest income have increased for the third quarter and first nine months of 1996 in comparison to the comparable periods of 1995 as a result of the Registrant's income generation improvements.
The Registrant sold U.S. Treasury and Agency securities as well as U.S. agency mortgage backed securities carried in its available for sale portfolio having amortized costs totalling $121 million and $33 million, respectively, realizing gains totalling $1.2 million during the first nine months of 1996; these transactions lead to the majority of the increase in noninterest income for the first nine months of 1996.

                NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
                          First      Second     Third      Nine        Fourth     Twelve
(dollars in thousands)    Quarter    Quarter    Quarter    Months      Quarter    Months
------------------------------------------------------------------------------------------
1996
Salaries and wages        $3,208     $3,174     $3,146     $ 9,528
Employee benefits          1,244      1,115      1,209       3,568
Net occupancy expense        674        624        596       1,894
Equipment expense            462        441        421       1,324
FDIC insurance                 1          -          1           2
Legal, audit, and
 outside services            983      1,086        958       3,027
Loan collection and
 other loan related
 expenses                    343        520        459       1,322
Amortization of
 intangible assets           395        395        395       1,185
Other operating
 expense                   1,276      1,281      1,275       3,832
------------------------------------------------------------------------------------------
  Total noninterest
   expense                $8,586     $8,636     $8,460     $25,682
------------------------------------------------------------------------------------------
Efficiency ratio           64.34%     62.23%     58.29%      61.53%
Expense ratio               2.55%      2.46%      2.30%       2.43%
Average full-time
 equivalent employees        534        530        516         527
Average assets per
 average full-time
 equivalent employee
 (millions)               $  2.0     $  2.1     $  2.2     $   2.1
------------------------------------------------------------------------------------------

1995
Salaries and wages        $2,966     $3,047     $3,358     $ 9,371     $3,057     $12,428
Employee benefits          1,058        903        890       2,851      1,030       3,881
Net occupancy expense        603        586        562       1,751        610       2,361
Equipment expense            411        424        457       1,292        402       1,694
FDIC insurance               451        452        (43)        860         81         941
Legal, audit, and
 outside services            941        908        921       2,770        868       3,638
Loan collection and
 other loan related
 expenses                    345        352        290         987        484       1,471
Amortization of
 intangible assets           315        314        313         942        329       1,271
Other operating
 expense                   1,323      1,249      1,367       3,939      1,400       5,339
------------------------------------------------------------------------------------------
  Total noninterest
   expense                $8,413     $8,235     $8,115     $24,763     $8,261     $33,024
------------------------------------------------------------------------------------------
Efficiency ratio           70.40%     65.79%     62.80%      66.23%     65.02%      65.92%
Expense ratio               2.64%      2.54%      2.43%       2.54%      2.45%       2.51%
Average full-time
 equivalent employees        535        542        551         543        539         542
Average assets per
 average full-time
 equivalent employee
 (millions)               $  1.9     $  1.9     $  1.9     $   1.9     $  2.0     $   1.9
------------------------------------------------------------------------------------------

 Noninterest expense: The table entitled NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS presents components of noninterest expense for the periods indicated. Noninterest expense for the third quarter and nine months ended September 30, 1996 has increased slightly from the comparable periods a year previous. The increase was spread throughout the components of noninterest expense and is the result of several factors.

Salary, wages and benefits expense are the second largest expense after interest expense. Salary expense for the quarter ended September 30, 1996 is approximately $0.2 million below the 1995 level for the comparable period due to a reduced number of average full-time equivalent employees offset in part by annual merit increases. Salary expense for the nine months ended September 30, 1996 is approximately $0.2 million above the 1995 levels for the comparable periods. This increase is in part due to the timing of a substantial number of performance appraisal based merit increases occurring effective the first of the calendar year. Benefits expense for the third quarter and first nine months of 1996 has increased over comparable periods of 1995 due to actuarially based increases in retirement expense and performance based incentives.

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

Deposit insurance premiums can have a material impact on the profitability of the Registrant; the FDIC determines its premium assessment basis and rate semi-annually based on the BIF reserve. The assessment for 1997 has not yet been determined however there has been significant activity in Congress which may impact future premiums. On September 30, 1996 the Deposit Insurance Funds Act of 1996 (DIFA) was signed into law. DIFA includes language to recapitalize the Savings Association Insurance Fund (SAIF), merge the SAIF with the BIF to create the Deposit Insurance Fund (DIF) on January 1, 1999, and provide funding to meet the Financing Corp. (FICO) $780 million annual bond obligation. This would be financed by semiannual FICO payments of $0.0129 per $100 of BIF insured deposits, in addition to regular deposit premiums, for 1997 through 1999 increasing to approximately $0.0243 per $100 for 2000 until the FICO bonds are retired. DIFA eliminates the mandatory premium for well capitalized banks of $2,000 per annum.

Additionally, DIFA requires that the FDIC rebate any amount that the BIF exceeds the designated reserve ratio (DRR) of 1.25% of total estimated insured deposits at the end of any semiannual period beginning after January 1, 1997. This is limited by two factors; the rebate cannot exceed the assessment paid by the insured institution for the semiannual period and institutions that are not well capitalized or that exhibit moderately severe to unsatisfactory financial, operational or compliance weakness are ineligible. The FDIC, as an exception to the ceiling if the DRR is met, may assess premiums against the most risky institutions to maintain the integrity of the risk-based premium system and provide institutions with the incentive to reduce their premiums.

Outside service cost increased for the third quarter and nine months ended September 30, 1996 due to the cost of various studies to improve operating results. Loan collection costs for the same periods increased due to expenses related to the holding and disposition of OREO. Intangible amortization increased during 1996 as intangible assets related to the acquisition of three branches in December 1995 was recognized. The amortization of intangible asset components lapses gradually over time.

The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by FTE net interest income plus noninterest income (excluding net securities gains and losses and nonrecurring income). The efficiency ratio indicates the cost of income production. Decreases indicate improvement as expense changes are less than proportional to income changes. The expense ratio is computed as total noninterest expense (excluding nonrecurring charges) less noninterest income (excluding net securities gains and losses and nonrecurring income) divided by average assets. The expense ratio indicates the cost of supporting the asset base; a decrease indicates improvement as expense changes are less than proportional to the asset base. Average assets per average full-time equivalent employee measures the staffing level to support the asset base; an increased ratio indicates improvement reflecting increased assets managed by each employee. These measures all reflect improved performance in the third quarter and first nine months of 1996 as compared to the comparable periods of 1995. Since these measures are annualized it is valid to compare the quarterly, periodic and annual measurements to each other which depict a trend of improvement. The Registrant continues its expense control efforts and has initiated a reengineering project in 1996 to continue to improve its performance for its shareholders and its service to the Bank's customers.

Provision for Income Taxes: The provision for income taxes has increased for the third quarter and first nine months of 1996 compared to the comparable periods of 1995 as income subject to taxes has increased. The effective tax rates for the third quarter and first nine months of 1996 were 35% and 37%, compared to 40% and 38%, respectively, for the comparable periods of 1995. The Company implemented an ongoing tax saving strategy in June, 1996, reducing the effective tax rate, expense, and tax payments. This saving was offset by increased 1996 taxable income subject to the 35% statutory federal rate, compared to the 34% incremental federal rate in 1995, leading to the increase in tax expense.

------------------------------------------------------------------------------------------------------------------------
SELECTED FIVE YEAR DATA                                   1995            1994          1993          1992          1991
------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)
     Net income                                        $9,329          $6,508        $8,505        $8,043        $7,179

     Return on average assets                            0.90%           0.64%         0.93%         0.94%         0.85%

     Return on average equity                            9.18%           6.53%         8.79%         8.89%         8.45%

     Net interest margin                                 4.43%           4.81%         5.26%         5.52%         5.64%

     Efficiency ratio                                   65.92%          70.22%        71.05%        69.48%        68.52%

     Expense ratio                                       2.51%           2.96%         3.21%         3.19%         3.23%

     Tier 1 leverage ratio                               8.80%           9.05%         9.24%         9.01%         7.92%

     Tier 1 capital ratio                               15.21%          16.09%        15.40%        15.30%        14.12%

     Total risk-based capital ratio                     16.46%          17.35%        16.66%        16.61%        14.12%

     Cash dividends as a percentage
      of net income                                     42.47%          55.22%        38.82%        36.94%        38.58%

     Per Common Share:
      Net income                                       $ 1.11          $ 0.76        $ 1.00        $ 0.97        $ 0.88

      Cash dividends declared                          $ 0.473         $ 0.427       $ 0.394       $ 0.358       $ 0.339

      Book value                                       $13.06          $11.68        $11.98        $11.26        $10.65

      Tangible book value                              $11.66          $10.51        $10.43        $ 9.18        $ 8.03

      Stock dividends distributed                        5.00%           5.00%         5.00%         5.00%         5.00%

      Market price:
       High                                            $18.00          $16.78        $16.78        $13.16        $11.75
       Low                                             $15.00          $13.61        $11.45        $ 9.05        $ 9.01
       End of year                                     $17.50          $15.71        $16.55        $12.53        $ 9.46

        Price/earnings multiple                         15.77x          12.72x        10.79x        12.89x        16.55x
        Price/book value multiple                        1.34x           1.34x         1.38x         1.11x         0.89x

      Total assets                                  1,106,266       1,044,557       953,907       868,616       838,884

      Total stockholders' equity                      108,044          98,307       101,108        94,012        87,826

      Average common shares
       outstanding (thousands)                          8,381           8,513         8,474         8,316         8,195
------------------------------------------------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

There have been no material legal proceedings initiated or settled during the quarter ended September 30, 1996. The Registrant and its principal subsidiary, NBT Bank, National Association (collectively
NBT), initiated a suit in the Supreme Court of the State of New York, Chenango County, on October 28, 1988, against Fleet/Norstar Financial Group, Inc., Fleet/Norstar New York, Inc., and Norstar Bank of Upstate N.Y. (collectively NORSTAR) for tortious interference with NBT's contract rights and prospective business relationship with Central National Bank, Canajoharie, New York. NBT sought damages from NORSTAR for lost profits and special and punitive damages. On March 26, 1996 the New York Court of Appeals affirmed the lower Courts' orders dismissing the Registrant's claims.

Item  2 -- Changes in Securities

Following are listed changes in the Registrant's Common Stock outstanding during the quarter ended September 30, 1996 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future. There was no Preferred Stock outstanding during the quarter ended September 30, 1996.

The Registrant has Stock Option Plans covering key employees.
Outstanding at September 30, 1996 are nonqualified stock options covering 273,231 shares at exercise prices ranging between $9.46 and $16.68 with expiration dates between January 10, 1997, and April 23,
2006. There are 577,568 shares of authorized common stock designated for possible issuance under the Plans, including the aforementioned shares.
The number of shares designated for the Plans, the number of shares under existing options and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences as enumerated in the Plans. (FORMs S-8, Registration Statement Nos. 33-18976 and 33-77410, filed with the Commission on December 9, 1987 and April 6, 1994, respectively).

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

The Registrant's Board of Directors has authorized the purchase on the open market by the Registrant of additional shares of treasury stock. These treasury shares are to be used for a variety of corporate purposes, primarily to meet the needs of the Registrant's Employee Stock Ownership Plan, Automatic Dividend Reinvestment and Stock Purchase Plan, Stock Option Plans and Bank Trust Department directed IRA and HR-10 accounts. Purchases and sales during 1996 totalled 411,858 and 93,041, respectively, with 489,092 shares in treasury at September 30, 1996. Purchases were made at the prevailing market price in effect at the dates of the transactions. Subsequent sales to both the Registrant's Employee Stock Ownership Plan and Dividend Reinvestment and Stock Purchase Plan, if any, were made at the five day average of the highest and lowest quoted selling price of the Registrant's common stock on the National Market System of NASDAQ. Sales under the Registrant's Stock Option Plans were made at the option price. The price per common share ranged between $16.21 and $17.03; any difference between cost and sales price was recorded in capital surplus.

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

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Registrant's senior securities during the quarter ended September 30, 1996.

Item  4 -- Submission of Matters to a Vote of Security Holders

This item is omitted as there is no disclosure required for the quarter ended September 30, 1996.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

An index to exhibits follows the signature page of this FORM 10-Q.

No reports on FORM 8-K were filed by the Registrant during the quarter ended September 30, 1996.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of November, 1996.




                           NBT BANCORP INC.



            By:          /s/ JOE C. MINOR
            ------------------------------------------
                             Joe C. Minor
                            Vice-President
                 Chief Financial Officer and Treasurer

                          INDEX TO EXHIBITS

     The following documents are attached as Exhibits to this FORM 10-Q or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page number or exhibit cross-reference to the prior filings of the Registrant with the Commission.

FORM 10-Q
Exhibit                                                                  Exhibit
Number                                                                   Cross-Reference
------                                                                   ---------------
10.1          Lease Extension of Vail Mills Office.                      Herein

27.            Financial Data Schedule for the nine months ended          Herein
               September 30, 1996.

                                       -29-

                                EXHIBIT 10.1

                   Lease extension of Vail Mills Office

                                             NBT Bank

                                             November 15, 1994

Mr. Fred Showers
Mrs. Reta L. Showers
48 West main Street
Broadalbin, New York  12025

Re:  Land Lease located at Route 30, Mayfield, New York
     Expiration Date:  June 30, 1996

Dear Mr. & Mrs. Showers:

According to the negotiated terms of the lease for land located at Route 30, Mayfielf, New York, we are electing to renew for a one year period commencing July 1, 1996 through June 20, 1997. This lease would continue the current annual rental of $6,300 payable in monthly payments of $525.

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

                                             Sincerely,

                                             /s/Donna L. Deuel

                                             Donna L. Deuel
                                             Assistant Vice President
                                             Administrative Services

ldd/cdd

/s/Fred Showers
---------------                                 ------------
   Date                                         Fred Showers


                                             /s/Reta L. Showers
                                             ------------------
                                                Reta L. Showers

cc:   Joe C. Minor
      William R. Aitkens
      Edward Sulem

NBT Bank, N.A., 52 South Broad Street, P.O. Box 315, Norwich, New York 13815
* Telephone 607-337-6000

                                EXHIBIT 27
                          Financial Data Schedule