Form 10-K405
period 1996-12-31
NBT BANCORP INC
filed 1997-03-14
CIK 790359

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                         FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996.
                                         OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _______ to _______ .

                              Commission file number 0-14703

                                     NBT BANCORP INC.
                  (Exact name of registrant as specified in its charter)
                            Delaware                 16-1268674
               (State of Incorporation)(I.R.S. Employer Identification No.)
                                   52 South Broad Street
                                 Norwich, New York  13815
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

As of February 28, 1997, there were 9,002,467 shares outstanding, including 444,636 shares held in the treasury, of the Registrant's common stock, No Par, Stated Value $1.00; of which 8,062,387 common shares having a market value of $147,138,563 were held by nonaffiliates of the Registrant. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

                            Documents Incorporated by Reference
Portions of the Proxy Statement of NBT BANCORP INC. dated March 17, 1997 for the Annual Meeting of Stockholders to be held on April 19, 1997 are incorporated by reference into Part III of this FORM 10-K as detailed therein.

An index to exhibits follows the signature page of this Form 10-K.

                        CROSS REFERENCE INDEX
Part I.      Item 1     Business
                        Description of Business                                                              II-3, 4
                        Average Balance Sheets                                                                  II-7
                        Net Interest Income Analysis - Taxable Equivalent Basis                                 II-7
                        Net Interest Income and Volume/Rate Variance - Taxable Equivalent
                         Basis                                                                                  II-8
                        Securities Portfolio                                                                   II-12
                        Securities - Maturity/Yield Schedule                                                   II-30
                        Loans                                                                                  II-12
                        Maturities and Sensitivities of Loans to Changes in Interest Rates                     II-13
                        Nonperforming and Risk Assets                                                          II-13
                        Allowance for Loan Losses                                                               II-9
                        Maturity Distribution of Time Deposits                                                 II-14
                        Return on Equity and Assets                                                             II-5
                        Short-Term Borrowings                                                                  II-33
             Item 2     Properties                                                                             II-19
             Item 3     Legal Proceedings
                        In the normal course of business there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the company.
             Item 4     Submission of Matters to a Vote of Security Holders
                        There has been no submission of matters to a vote of stockholders during the quarter ended December 31, 1996.
Part II.     Item 5     Market for the Registrant's Common Stock and Related                           II-15, 35, 36
                         Shareholder Matters
             Item 6     Selected Financial Data                                                                 II-5
             Item 7     Management's Discussion and Analysis of Financial Condition and
                         Results of Operation                                                           II-5 thru 18
             Item 8     Financial Statements and Supplementary Data
                        Consolidated Balance Sheets at December 31, 1996 and 1995                              II-23
                        Consolidated Statements of Income for each of the years in the
                         three-year period ended December 31, 1996                                             II-24
                        Consolidated Statements of Stockholders' Equity for each of the
                         years in the three-year period ended December 31, 1996                                II-25
                        Consolidated Statements of Cash Flows for each of the years in
                         the three-year period ended December 31, 1996                                         II-26
                        Notes to Consolidated Financial Statements                                     II-27 thru 43
                        Independent Auditors' Report                                                           II-22
             Item 9     Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure
                        There have been no changes in or disagreements with accountants on accounting and financial disclosures.
Part III.    Item 10    Directors and Executive Officers of the Registrant                                         *
             Item 11    Executive Compensation                                                                     *
             Item 12    Security Ownership of Certain Beneficial Owners and Management                             *
             Item 13    Certain Relationships and Related Transactions                                             *
Part IV.     Item 14    Exhibits, Financial Statement Schedules, and Reports on 8-K
                        (a)(1) Financial Statements (See Item 8 for Reference).
                           (2) Financial Statement Schedules normally required on Form
                               10-K are omitted since they are not applicable.
                           (3) Exhibits have been filed separately with the Commission and are available upon written request.
                        (b)    No reports on Form 8-K were filed during the last quarter
                               of the period covered by this report.
                        (c)    Refer to item 14(a)(3) above.
                        (d)    Refer to item 14(a)(2) above.

* Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.

DESCRIPTION OF BUSINESS

REGISTRANT
NBT Bancorp Inc. ("Registrant") is a registered bank holding company headquartered in Norwich, New York. The Registrant is the parent holding company of NBT Bank, N.A. ("Bank"), a nationally chartered commercial bank. The principal asset of the Registrant is all of the outstanding shares of common stock of the Bank and its principal source of revenue is dividends it receives from the Bank.
     The Bank is a full service bank providing a broad range of financial products including commercial and retail banking and trust services. The Bank has thirty-five locations serving an eight county area in central and northern New York.
     As of December 31, 1996, the Bank had 443 full-time and 87 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

COMPETITION
The banking business is extremely competitive and the Bank encounters intense competition from other financial institutions located within its market area. The Bank competes not only with other commercial banks but also with other financial institutions such as thrifts, credit unions, money market and mutual funds, insurance companies, brokerage firms, and a variety of other companies offering financial services.

SUPERVISION AND REGULATION
The Registrant, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended (Act), and is subject to the supervision of the Board of Governors of the Federal Reserve System (FRB). Generally, the Act limits the business of bank holding companies to banking, or managing or controlling banks, performing certain servicing for subsidiaries, and engaging in such other activities as the FRB may determine to be so closely related to banking as to be a proper incident thereto. The Registrant is a legal entity separate and distinct from the Bank. The principal source of the Registrant's income is the Bank's earnings, and the principal source of its cash flow is dividends from the Bank.
Federal laws impose limitations on the ability of the Bank to pay dividends as discussed in the Notes to Consolidated Financial Statements. FRB policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity.
     The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital catagories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
     Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. At December 31, 1996, the Registrant and the Bank fell into the well capitalized category based on the ratios and guidelines noted above.
     The appropriate Federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category, but not treat a significantly undercapitalized institution as critically undercapitalized, based on supervisory information other than the capital levels of the institution. The statute provides that an institution may be reclassified if the appropriate Federal banking agency determines, after notice and opportunity for hearing, that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.
     The Act requires prior approval of the FRB of the acquisition by the Registrant of more than 5 percent of the voting shares of any bank or any other bank holding company. Subject to certain limits, the Act allows adequately capitalized and adequately managed bank holding companies to acquire control of banks in any state. An interstate acquisition may not be approved, however, if immediately before the acquisition the acquirer controls an FDIC-insured institution or branch in the state of the institution to be acquired, and if immediately following the acquisition the acquirer would control 30 percent or more of the total FDIC-insured deposits in that state; but a state may waive the 30-percent limitation by statute, regulation, or order, or by certain nondiscriminatory administrative approvals.
     The Bank is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency (OCC), whose regulations are intended primarily for the protection of the Bank's depositors and customers rather than holders of the Registrant's securities. The Bank is subject to extensive federal statutes and regulations that significantly affect its business and activities. The Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. The Bank is also subject to periodic examinations by the OCC to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, and other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Legislation adopted in 1994 gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings, and stock valuation.
Regulatory authorities have broad authority to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

FDIC INSURANCE ASSESSMENTS
The deposits of the Bank are insured, up to an applicable limit, by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). During 1995, BIF reached its statutory target of 1.25% of total insured deposits and the BIF assessment rates were reduced from .23% to .04% for the highest rated banks. For 1996, the highest rated banks were not assessed on the level of their deposits but rather paid a minimum fee of $2,000 to BIF. Until June 30, 1997, BIF-assessable deposits will be subject to an assessment schedule providing for an assessment range of 0% to .27% (with intermediate rates of .03%, .10%, .17% and .24%, depending upon an institution's supervisory risk group). Beginning on July 1, 1997, BIF-assessable deposits will be subject to an assessment schedule providing for an assessment range of .4% to .31% (with intermediate rates of .07%,
 .14%, .21% and .28%, depending upon an institution's supervisory risk group). BIF assessment rates are subject to semi-annual adjustment by the FDIC Board of Directors within a range of up to five basis points without public comment. The FDIC Board of Directors also possesses authority to impose special assessments from time to time.
     In 1996, Congress enacted the Deposit Insurance Funds Act which establishes a schedule to merge with BIF and Savings Association Insurance Fund ("SAIF") on January 1, 1999, provided a law is passed by that date merging the bank and thrift charters. The act also provides for funding Financing Corp ("FICO") bonds. BIF-assessable deposits are subject to assessment for payment on the FICO bond obligation at one-fifth the rate of SAIF-assessable deposits. Accordingly, BIF insured banks will pay a rate of .013% for purposes of funding FICO bond obligations. The estimated impact for 1997 is expected to be $116,000 for the Bank. The .013% rate will be in effect for the year 1999, after which banks and thrifts will pay equal amounts currently estimated to be .04% of assessable deposits.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
-----------------------------------------------------------------------------------------------------------
(in thousands,except per share data)       1996            1995            1994          1993         1992
-----------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31
Interest and fee income              $   84,387      $   77,400      $   70,438      $ 66,957     $ 69,208
Interest expense                         36,365          34,840          25,742        23,200       27,194
Net interest income                      48,022          42,560          44,696        43,757       42,014
Provision for loan losses                 3,175           1,553           3,071         2,281        2,362
Noninterest income excluding
 securities gains                         7,683           6,957           6,484         8,108        8,895
Securities gains                          1,179             145             555         1,573        1,108
Noninterest expense                      34,422          33,024          38,674        37,298       36,093
Income before income taxes               19,287          15,085           9,990        13,859       13,562
Net income                               12,179           9,329           6,508         8,505        8,043
-----------------------------------------------------------------------------------------------------------
PER COMMON SHARE*
Net income                           $     1.43      $     1.06      $     0.73      $   0.95     $   0.92
Cash dividends declared              $     0.522     $     0.450     $     0.407     $   0.375    $   0.341
Stock dividends distributed                   5%              5%              5%            5%           5%
Book value at year end               $    12.72      $    12.44      $    11.12      $  11.41     $  10.72
Tangible book value                  $    11.52      $    11.11      $    10.01      $   9.93     $   8.74
Average common shares
 outstanding                              8,513           8,800           8,939         8,897        8,732
-----------------------------------------------------------------------------------------------------------
AT DECEMBER 31
Assets available for sale            $  373,337      $  399,625      $  119,398      $219,690     $ 39,590
Securities held to maturity              42,239          40,311         272,466       108,077      215,515
Loans                                   654,593         588,385         574,718       559,860      539,283
Allowance for loan losses                10,473           9,120           9,026         8,652        9,245
Total assets                          1,138,986       1,106,266       1,044,557       953,907      868,616
Deposits                                916,319         873,032         791,443       807,228      740,749
Short-term borrowings                    88,244         115,945         140,587        26,701       16,418
Other borrowings                         20,195           3,012           8,734        14,457       10,320
Total stockholders' equity              106,264         108,044          98,307       101,108       94,012
-----------------------------------------------------------------------------------------------------------
KEY RATIOS
Return on average assets                   1.10%           0.90%           0.64%         0.93%        0.94%
Return on average equity                   1.80%           9.18%           6.53%         8.79%        8.89%
Average equity to average assets           9.29%           9.75%           9.88%        10.63%       10.62%
Net interest margin                        4.69%           4.43%           4.81%         5.26%        5.52%
Efficiency ratio                          60.74%          65.92%          70.22%        71.05%       69.48%
Cash dividend per share payout            36.50%          42.61%          56.13%        39.19%       36.61%
Tier 1 leverage ratio
 (Regulatory guideline 4%)                 8.70%           8.80%           9.05%         9.24%        9.01%
Tier 1 risk-based capital ratio
 (Regulatory guideline 4%)                14.06%          15.21%          16.09%        15.40%       15.30%
Total risk-based capital ratio
 (Regulatory guideline 8%)                15.31%          16.46%          17.35%        16.66%       16.61%
-----------------------------------------------------------------------------------------------------------
*All per share data has been restated to give retroactive effect to stock dividends and splits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiary, NBT Bank, N.A. (Bank) collectively referred to herein as the Company. This discussion will focus on Results of Operations, Financial Position, Capital Resources, and Asset/Liability Management.

OVERVIEW
The Company achieved record operating performance during 1996. Net income increased to $12.2 million, a 30% gain over earnings of $9.3 million in 1995. Leading the improved earnings was an increase of $5.5 million in net interest income arising from expanded loan volume and improved yields on securities. Other (noninterest) income was $1.8 million greater than 1995 offset by an increase of $1.4 million in other (noninterest) operating expenses.
     The securities portfolio consists of 90% U.S. Treasury and U.S. Agency guaranteed instruments, all classified as available for sale. Net gains in 1996 of $1.2 million were realized from sales of securities classified as available for sale. A shift of approximately $95 million from U.S. Treasury to U.S. Government agencies securities provided an increase in overall portfolio tax equivalent yield of .41% (41 basis points) from December 31, 1995 to December 31, 1996.
     Contributing to the positive operating results was 1996 loan growth of $66 million (11.3%). Loan growth was balanced between commercial and consumer portfolios with increases of $34.7 million and $32.6 million, respectively. Mortgage loan volume continued a marginal decline mirroring the weakness in residential real estate demand in the Bank's primary markets.
     Deposits of $916.3 million at December 31, 1996, were $43.3 million higher (5%) than the year previous. Deposits averaged $916.7 million for the year, an 8.1% increase over 1995 average deposits. Time deposits (certificates) accounted for the increase in deposit volume.
     In November 1995 the Board of Directors approved a 500,000 share buyback program which extended from the date of authorization to November 1996. During this twelve month period, the Company acquired 454,000 shares or approximately 5.4% of the common stock outstanding. Shares acquired will be used primarily for employee benefits and stock option programs.
     In December 1996, the Company distributed a 5% stock dividend, making this the thirty-seventh consecutive year of stock dividends and/or stock splits. Throughout this report, amounts per common share and common shares outstanding have been retroactively adjusted to reflect the stock dividends.

NET INTEREST INCOME
Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in a financial institutions performance as it is the principal source of earnings. Table 1 presents average balance sheets and a net interest income analysis on a taxable equivalent basis for each of the years in the three-year period ended December 31, 1996.
     As reflected in Table 1, net interest income, on a taxable equivalent basis, increased $5.6 million, or 13.0% from $43.4 million in 1995 to $49.0 million in 1996. The increase was due to a 5.9% increase in the net interest margin from 4.4% in 1995 to 4.7%
in 1996. Yields on earning assets increased 18 basis points or 2.3% whereas the cost of deposits and borrowings was reduced by 19 basis points or 4.4%.
     In comparing 1995 to 1994, the decline in taxable equivalent net interest income and net interest margin is attributed to increased rates paid on interest bearing liabilities. Whereas the increase in yields on earning assets was 46 basis points, or 6.1%, the average rates paid on liabilities increased 103 basis points or 31.5%. Net interest margin declined from 4.8% in 1994 to 4.4% in 1995. The decrease of $2 million in net interest income relates directly to the decline in the net interest margin rate.
     Average earning assets increased by $65.7 million or 6.7%, in 1996 over 1995. Average loans increased $41.8 million or 7.3% during the year and investment securities increased $26.5 million or 6.7% during 1996.
     During 1996, average interest bearing deposits and liabilities increased by $74.2 million, or 9.2%. Growth came primarily in time deposits (certificates) with an average increase of $53.6 million, or 14.3%. As reflected on Table 2, the net increase in interest expense of $1.5 million from 1995 to 1996 was comprised of an increase of $3.1 million arising from higher average balances and a decrease of $1.6 million due to lower interest rates.
     Average interest bearing deposits and liabilities increased by $23.6 million or 3.0% from 1994 to 1995, as a result of increases in interest bearing deposits. The average cost of liabilities increased from 3.3% in 1994 to 4.3% in 1995, a 31.5% rate increase. The increase arose primarily as a result of volume declines and the lower costing savings, NOW, and money market account with corresponding increases in the higher paying time deposits. The total increase in interest expense of $9.1 million from 1994 to 1995 consists of $2.1 million volume variance and $7.0 million rate variance.

TABLE 1
AVERAGE BALANCES AND NET INTEREST INCOME

The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest-bearing deposits and liabilities on a taxable equivalent basis. Interest income is adjusted for items exempt from Federal income taxes and assumes a 35% tax rate.
                                             1996                             1995                             1994
                                ----------------------------     -----------------------------    ----------------------------
(dollars in thousands)             Average            Yield/        Average             Yield/       Average            Yield/
                                   Balance  Interest  Rates         Balance  Interest   Rates        Balance  Interest  Rates
                                   -------  --------  ------        -------  --------   ------       -------  --------  ------
ASSETS
Interest bearing deposits       $      304   $    16   5.26%     $      472   $    21   4.45%     $      171   $     8   4.68%
Federal funds sold                     323        18   5.57             589        34   5.77             414        13   3.14
Short-term investments
 available for sale                  1,088        57   5.24           1,564        91   5.82           2,441        89   3.65
Securities available for
 sale, taxable                     374,574    24,355   6.50         147,073     9,137   6.21         134,488     7,809   5.81
Loans available for sale             4,427       372   8.40           6,099       545   8.94           9,457       671   7.10

Securities held to maturity:
  Taxable                           11,914       788   6.61         217,201    13,154   6.06         200,501    11,878   5.92
  Tax exempt                        33,661     2,316   6.88          29,392     2,102   7.15          30,101     1,781   5.92
                                    ------     -----                -------    ------                -------    ------
    Total securities held
     to maturity                    45,575     3,104   6.81         246,593    15,256   6.19         230,602    13,659   5.92

Loans:
  Commercial                       263,193    25,579   9.72         229,481    22,862   9.96         212,007    18,528   8.74
  Real estate mortgage             119,993    10,184   8.49         126,280    10,358   8.20         131,615     9,555   7.26
  Consumer                         233,948    21,668   9.26         219,587    19,886   9.06         221,794    20,778   9.37
                                   -------    ------                -------    ------                -------    ------
    Total Loans                    617,134    57,431   9.31         575,348    53,106   9.23         565,416    48,861   8.64
                                 ---------    ------                -------    ------                -------    ------
Total earning assets             1,043,425    85,353   8.18         977,738    78,190   8.00         942,989    71,110   7.54
                                              ------                           ------                           ------
Cash and due from banks             36,171                           35,022                           35,076
Securities available for sale
 valuation allowance                (2,752)                          (2,736)                          (3,018)
Allowance for loan losses           (9,657)                          (9,330)                          (8,863)
Premises and equipment              16,465                           15,671                           15,807
Other assets                        27,316                           25,833                           27,581
                                    ------                           ------                           ------
Total assets                    $1,110,968                       $1,042,198                       $1,009,572
                                ----------                       ----------                       ----------

LIABILITIES AND STOCKHOLDERS'
 EQUITY
Money market deposit accounts   $  101,753     2,977   2.93      $  108,928     3,173   2.91      $  148,341     3,818   2.57
NOW accounts                       108,806     1,873   1.72          83,807     1,582   1.89          87,041     1,407   1.62
Savings deposits                   159,373     4,650   2.92         154,091     4,554   2.96         177,015     4,707   2.66
Certificates of deposit            430,464    22,442   5.21         376,852    20,374   5.41         286,818    11,551   4.03
                                   -------    ------                -------    ------                -------    ------
  Total interest bearing
   deposits                        800,396    31,942   3.99         723,678    29,683   4.10         699,215    21,483   3.07
Short-term borrowings               73,192     3,745   5.12          80,596     4,700   5.83          73,083     3,351   4.59
Other borrowings                    10,288       678   6.59           5,424       457   8.43          13,846       908   6.56
                                   -------    ------                -------    ------                -------    ------
  Total interest bearing
   liabilities                     883,876    36,365   4.11%        809,698    34,840   4.30%        786,144    25,742   3.27%
                                              ------                           ------                           ------
Demand deposits                    116,287                          124,611                          118,186
Other liabilities                    7,565                            6,259                            5,532
Stockholders' equity               103,240                          101,630                           99,710
                                   -------                          -------                          -------
Total liabilities and
 stockholders' equity           $1,110,968                       $1,042,198                       $1,009,572
                                ----------                       ----------                       ----------
  Net interest income                        $48,988                          $43,350                          $45,368
                                             -------                          -------                          -------
  Net interest margin                                  4.69%                            4.43%                            4.81%
                                                       -----                            -----                            -----
Taxable equivalent adjustment                $   966                          $   790                          $   672
                                             -------                          -------                          -------
(1) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(2) Securities are shown at average amortized cost.

                                       II-7

TABLE 2
ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
------------------------------------------------------------------------------------------------------------
                                             INCREASE (DECREASE)                   Increase (Decrease)
                                               1996 OVER 1995                        1995 over 1994
------------------------------------------------------------------------------------------------------------
(in thousands)                      VOLUME         RATE         TOTAL       Volume        Rate        Total
------------------------------------------------------------------------------------------------------------
Interest bearing deposits         $     (8)     $     3      $     (5)     $    13     $     -      $    13
Federal funds sold                     (15)          (1)          (16)           7           14          21
Short-term securities
 available for sale                    (26)          (8)          (34)         (39)          41           2
Securities available for sale       14,773          445        15,218          760          568       1,328
Loans available for sale              (142)         (31)         (173)        (274)         148        (126)
Securities held to maturity:
 Taxable                           (13,476)       1,110       (12,366)       1,007          269       1,276
 Tax exempt                            296          (82)          214          (43)         364         321
Loans                                3,887          438         4,325          871        3,374       4,245
------------------------------------------------------------------------------------------------------------
Total interest income                5,289        1,874         7,163        2,302        4,778       7,080
------------------------------------------------------------------------------------------------------------
Money market deposit accounts         (210)          14          (196)      (1,104)         459        (645)
NOW accounts                           440         (149)          291          (54)         229         175
Savings accounts                       155          (59)           96         (646)         493        (153)
Certificates of deposit              2,816         (748)        2,068        4,220        4,603       8,823
Short-term borrowings                 (409)        (546)         (955)         370          979       1,349
Other borrowings                       338         (117)          221         (659)         208        (451)
------------------------------------------------------------------------------------------------------------
Total interest expense               3,130       (1,605)        1,525        2,127        6,971       9,098
------------------------------------------------------------------------------------------------------------
CHANGE IN FTE NET
 INTEREST INCOME                  $  2,159      $ 3,479      $  5,638      $   175     $(2,193)     $(2,018)
------------------------------------------------------------------------------------------------------------

PROVISION AND ALLOWANCE FOR LAON LOSSES
The provision for loan losses is based upon management's judgement as to the adequacy of the allowance to absorb the future losses. In assessing the adequacy of the allowance for loan losses, consideration is given to historical loan loss experience, value and adequacy of collateral, level of nonperforming loans, loan concentrations, the growth and composition of the portfolio, and the results of a comprehensive in-house loan review program conducted throughout the year. Consideration is given to the results of examinations and evaluations of the overall portfolio by senior credit personnel, internal and external auditors, and regulatory examiners.
     Accompanying tables reflect the five years history of net charge-offs and the allocation of the allowance by loan category. Net charge-offs, both as dollar amounts and as percentages of average loans outstanding, have decreased indicating stable asset quality. Nonetheless, management considered it prudent to increase the dollar level and percentage relationship of the allowance to various asset categories as depicted in the tables. The allowance has been allocated based on identified problem credits or categorical trends. The unallocated portion is available for further unforseen or unexpected losses or unidentified problem credits. Management considers the allowance to be adequate for the reporting periods and will continue to target and maintain a minimum allowance equal to the allocated requirement plus an unallocated portion.

TABLE 3
ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------
(dollars in thousands)                      1996        1995        1994        1993        1992
-------------------------------------------------------------------------------------------------
Balance at January 1                     $ 9,120      $9,026      $8,652      $9,245      $9,845
Loans charged off:
  Real estate mortgages                      204         112         154          43          34
  Commercial and agricultural              1,274         967       1,409       1,222       1,742
  Consumer                                 1,300       1,182       2,159       2,395       2,107
-------------------------------------------------------------------------------------------------
   Total loans charged off                 2,778       2,261       3,722       3,660       3,883
Recoveries:
  Real estate mortgages                       20           -           -           2           5
  Commercial and agricultural                274         193         291         267         355
  Consumer                                   662         609         734         517         561
-------------------------------------------------------------------------------------------------
   Total recoveries                          956         802       1,025         786         921
-------------------------------------------------------------------------------------------------
   Net loans charged off                   1,822       1,459       2,697       2,874       2,962
Provision for loan losses                  3,175       1,553       3,071       2,281       2,362
-------------------------------------------------------------------------------------------------
Balance at December 31                   $10,473      $9,120      $9,026      $8,652      $9,245
-------------------------------------------------------------------------------------------------
Allowance for loan losses to
 loans outstanding at end of year           1.60%       1.55%       1.57%       1.55%       1.71%
Allowance for loan losses to
 nonperforming loans                         315%        189%        195%        207%        243%
Nonperforming loans to total loans          0.51%       0.82%       0.81%       0.74%       0.71%
Nonperforming assets to total assets        0.40%       0.62%       0.52%       0.48%       0.53%
Net charge-offs to average loans
 outstanding                                0.29%       0.25%       0.48%       0.52%       0.55%
-------------------------------------------------------------------------------------------------

TABLE 4
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------------------------------------------------------------
December 31,                    1996                  1995                  1994                  1993                  1992
----------------------------------------------------------------------------------------------------------------------------------
                                  CATEGORY              Category              Category              Category              Category
                                   PERCENT               Percent               Percent               Percent               Percent
(dollars in thousands) ALLOWANCE  OF LOANS   Allowance  of Loans   Allowance  of Loans   Allowance  of Loans   Allowance  of Loans
----------------------------------------------------------------------------------------------------------------------------------
Real estate
 mortgages              $   360     18.3%      $  412     20.6%      $  630     22.5%      $  206     24.3%      $  394     29.2%
Commercial
 and agricultural         4,341     43.1%       4,250     42.0%       3,726     37.5%       3,699     36.9%       2,788     30.9%
Consumer                  2,335     38.6%       2,048     37.4%       3,538     40.0%       3,767     38.8%       3,887     39.9%
Unallocated               3,437      -          2,410      -          1,132      -            980      -          2,176        -
----------------------------------------------------------------------------------------------------------------------------------
Total                   $10,473    100.0%      $9,120    100.0%      $9,026    100.0%      $8,652    100.0%      $9,245    100.0%
----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest income consists primarily of trust and custodian fees, service charges on deposit accounts, gains (or losses) on the sales of securities, and fees and service charges for other banking services. Total noninterest income for 1996 of $8.9 million increased $1.8 million or 24.8% over 1995. Excluding securities gains of $1.2 million, other income increased $.7 million, or 10.4%, in 1996 over 1995. Overall changes from 1994 to 1995 were not significant.

TABLE 5
NONINTEREST INCOME SUMMARY
------------------------------------------------------------------------------------------------------------
                                                                     1996/1995                1995/1994
(dollars in thousands)         1996       1995       1994       Amount       Change      Amount       Change
------------------------------------------------------------------------------------------------------------
Trust income                 $2,642     $2,439     $2,511          203       8.32%         (72)      (2.87%)
Deposit service charges       3,372      2,995      3,032          377      12.59%         (37)      (1.22%)
Securities gains              1,179        145        555        1,034     713.10%        (410)     (73.87%)
Other income                  1,669      1,523        941          146       9.59%         582       61.85%
------------------------------------------------------------------------------------------------------------
Total noninterest income     $8,862     $7,102     $7,039        1,760      24.78%          63         .90%
------------------------------------------------------------------------------------------------------------

The Trust Department of the Company has $631 million in assets (market value) under management at December 31, 1996. During 1996, trust assets grew $67 million or 12% with resultant growth in income of $.2 million. Trust fees declined from 1994 to 1995, primarily from reductions in charges to estates and personal agency accounts.
     Service charges on deposit accounts increased 12.6% over last year. There were no significant changes in the fee structure or in the volume of transaction accounts; however, emphasis was placed on collection vs. waiver, particularly for overdraft charges which accounted for a major part of the increase. Changes were nominal from 1994 to 1995.
     Net gains in 1996 of $1.2 million were realized from sales of U.S. Treasury and U.S. Government agencies securities which were all classified as available for sale. A shift of approximately $95 million from U.S. Treasury to Government agencies' securities, as well as other selected sales and purchases, provided an increase in overall portfolio tax equivalent yield of .41% (41 basis points) from December 31, 1995 to December 31, 1996. This was accomplished with minimal credit or interest rate risk and with no significant extension of average maturity. Net gains declined from 1994 to 1995 as market conditions fluctuated. Also, a major part of the U.S. Treasury and U.S. Agency securities were classified as held to maturity until December 1995 when all were reclassified to available for sale.

NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Table 6 presents noninterest expense and operating efficiency ratios for each of the three years ending December 31, 1996. Noninterest expense as a percentage of average assets in 1996 declined slightly from 1995, being 3.1% and 3.2%, respectively. The 1995 percentage declined from 3.8% in 1994, primarily as a result of decreased FDIC insurance and a restructuring charge of $2.3 million taken in 1994.
     Salaries and employee benefits increased $1.5 million or 9.3%, in 1996 over 1995. Expense increases were primarily due to a $.6 million increase in performance based incentives and $.5 million increase in retirement benefits. This category reflects little difference from 1995 or 1994.
     Expense control efforts have held occupancy and equipment expenses relatively flat over the past three years. These expenses reflect a small improvement compared to total average assets.
     FDIC insurance declined from $.9 million in 1995 to $2 thousand in 1996. The decline occurred as the FDIC Bank Insurance Fund (BIF) attained congressionally mandated reserve goals during the second quarter of 1995. The 1995 FDIC insurance expense was reduced from $1.8 million in 1994 as insurance premiums were reduced from $0.23 to $0.04 per $100 of insured deposits in June 1995. The Bank has the highest rating for purposes of FDIC insurance assessment and, accordingly has historically paid the lowest deposit insurance premium.
     Operating expenses increased $.7 million from 1995 to 1996 as a result of $.3 million increase in amortization of intangible assets arising from the December 1995 acquisition of three branches, and an increase of $.4 million in data processing and loan origination charges, corresponding to increased volumes. Other operating expenses for 1995 declined $4.6 million from 1994 as a result of reduction and amortization of intangible assets of $2 million and $2.3 million and restructuring expense taken in 1994.

TABLE 6
NONINTEREST EXPENSE AND OPERATING EFFICIENCY ANALYSIS
                                             Years Ended December 31,
                                  1996               1995               1994              1996/1995           1995/1994
-----------------------------------------------------------------------------------------------------------------------------
                                     Percent            Percent            Percent
                                          of                 of                 of
                                     Average            Average            Average              Average               Average
(dollars in thousands)       Amount   Assets    Amount   Assets    Amount   Assets    Amount     Change     Amount     Change
-----------------------------------------------------------------------------------------------------------------------------
Expenses:
Personnel                   $17,817    1.60%   $16,309    1.56%   $16,157    1.60%   $1,508      9.25%    $   152      0.94%
Occupancy and equipment       4,156    0.37%     4,055    0.39%     4,328    0.43%      101      2.49%       (273)    (6.31%)
FDIC insurance                    2       -%       941    0.09%     1,829    0.18%     (939)   (99.79%)      (888)   (48.55%)
Other                        12,447    1.12%    11,719    1.12%    16,360    1.62%      728      6.21%     (4,641)   (28.37%)
-----------------------------------------------------------------------------------------------------------------------------
Total noninterest expense   $34,422    3.10%   $33,024    3.17%   $38,674    3.83%   $1,398      4.23%    $(5,650)   (14.61%)
-----------------------------------------------------------------------------------------------------------------------------
Expense ratio (1)              2.41%              2.51%              2.96%
Efficiency ratio (2)          60.74%             65.92%             70.22%
Average assets per
 employee (in millions)     $   2.1            $   1.9            $   1.8
-----------------------------------------------------------------------------------------------------------------------------

(1) Noninterest expense less noninterest income, not including security gains and other non-
    recurring income or expense, as a percentage of average assets.

(2) Noninterest expense, less non-recurring expenses, as a percentage of tax-effected net interest income plus noninterest income, less security gains.

INCOME TAXES
Income tax expense was $7.1 million for 1996, $5.8 million for 1995, and $3.5 million for 1994. The increases generally correspond to increased income before income taxes. Effective income tax rates were 36.9% for 1996, 38.2% for 1995, and 34.8% for 1994. At December
31, 1996, the Company has deferred tax assets of $6.4 million and deferred tax liabilities of $1.4 million. Management has determined that a valuation allowance for the deferred tax assets is not needed at December 31, 1996. Additional information on income taxes is provided in the notes to financial statements.

SECURITIES
The securities portfolio constituted 40.3% of average earning assets during 1996 and 1995. Investments are primarily U.S. Treasury and U.S. Governmental agency guaranteed securities classified as available for sale. Held to maturity securities are obligations of the State of New York political subdivisions and do not include any direct obligations of the state of New York.
     In 1995, the Company reclassified a substantial portion of the securities portfolio from held to maturity to available for sale. All subsequent purchases of U.S. Treasury and U.S. Governmental agency guaranteed securities have been classified as available for sale. All sales of securities have been made from the available for sale category.

TABLE 7
SECURITIES PORTFOLIO
As of December 31,                       1996                      1995                      1994
---------------------------------------------------------------------------------------------------------
                               Amortized         Fair    Amortized         Fair    Amortized         Fair
(in thousands)                      Cost        Value         Cost        Value         Cost        Value
---------------------------------------------------------------------------------------------------------
Securities Available For Sale
 U.S. Treasury                  $ 70,811     $ 70,269     $169,801     $171,908     $ 33,085     $ 32,914
 Federal Agency and
  mortgage-backed                299,202      297,133      217,655      220,305       80,695       73,576
 State & Municipal and other
  securities                       1,775        1,800        1,308        1,323        1,921        1,987
---------------------------------------------------------------------------------------------------------
   Total securities
    available for sale          $371,788     $369,202     $388,764     $393,536     $115,701     $108,477
---------------------------------------------------------------------------------------------------------
Securities Held to Maturity
 U.S. Treasury                  $      -     $      -     $      -     $      -     $170,757     $162,919
 Federal Agency and
  mortgage-backed                      -            -            -            -       53,616       50,953
 State & Municipal                32,546       32,546       28,521       28,517       37,292       37,241
 Other securities                  9,693        9,692       11,790       11,789       10,801       10,800
---------------------------------------------------------------------------------------------------------
   Total securities held to
    maturity                    $ 42,239     $ 42,238     $ 40,311     $ 40,306     $272,466     $261,913
---------------------------------------------------------------------------------------------------------

LOANS
The following Table 8 sets forth the loan portfolio by major categories as of December 31 for the years indicated:

TABLE 8
COMPOSITION OF LOAN PORTFOLIO
-----------------------------------------------------------------------------------------
December 31,                     1996         1995         1994         1993         1992
-----------------------------------------------------------------------------------------
(in thousands)
Real estate mortgages        $110,288     $107,611     $125,385     $132,941     $156,457
Commercial real estate
 mortgages                    135,061      108,902       71,631       88,487       82,509
Real estate construction
 and development                9,582       13,361        3,890        3,162        7,067
Commercial and
 agricultural                 146,930      138,391      143,632      118,143       87,103
Consumer                      204,641      185,276      201,359      187,179      175,214
Home equity                    48,091       34,817       28,704       29,741       30,636
Lease financing                     -           27          117          207          297
-----------------------------------------------------------------------------------------
Total loans                  $654,593     $588,385     $574,718     $559,860     $539,283
-----------------------------------------------------------------------------------------

The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At December 31, 1996, total loans were $654.6 million, an 11.3% increase from December 31, 1995. In general, loans are internally generated and lending activity is confined to New York State, principally the eight-county area served by the Bank. The Bank does not engage in highly leveraged transactions or foreign lending activities. There were no concentration of loans exceeding 10% of total loans other than those categories reflected in Table 8.
     Real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residencies. Beginning in 1996 the Bank began retaining most first mortgage loans within the portfolio. For several years prior to 1996, fixed-rate mortgages were originated for sale in the secondary market. During 1996, the Bank sold $.4 million in mortgage loans compared to sales of $10 million in 1995. There were no gains or losses recognized related to sales of mortgages originated in 1996. At December 31, 1996, loans classified as available for sale consist of higher education loans with estimated fair market values equal to cost.
     Loans in the commercial and agricultural category, as well as commercial real estate mortgages, consist primarily of short-term and/or floating rate commercial loans made to small to medium-sized companies. Agricultural loans total $45.2 million at December 31, 1996, and there are no other substantial loan concentrations to any one industry or to any one borrower.

     Consumer loans consist primarily of installment credit to individuals secured by automobiles and other personal property. Management believes underwriting guidelines to be conservative and based primarily on satisfactory credit history, down payment, and sufficient income to service monthly payments.
     Shown in Table 9, Maturities and Sensitivities of Loans to Changes in Interest Rates, are the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at December 31, 1996. Maturities are based on the earlier of contractual maturities or rate repricing.

TABLE 9
MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
-----------------------------------------------------------------------------------------------------
                                                             AFTER ONE
                                                              YEAR BUT
                                                                WITHIN          AFTER
REMAINING MATURITY AT                           WITHIN            FIVE           Five
December 31, 1996                             ONE YEAR           YEARS          YEARS           TOTAL
-----------------------------------------------------------------------------------------------------
(in thousands)
Floating/adjustable rate:
 Commercial and agricultural                  $226,904        $    588        $     -        $227,492
 Real estate mortgages                          87,097           3,781              -          90,878
 Consumer                                       40,390               -              -          40,390
-----------------------------------------------------------------------------------------------------
  Total floating rate loans                    354,391           4,369              -         358,760
Fixed Rate:
 Commercial and agricultural                    10,395          27,480         16,624          54,499
 Real estate mortgages                           1,718           6,500         20,774          28,992
 Consumer                                       63,981         128,820         19,541         212,342
-----------------------------------------------------------------------------------------------------
  Total fixed rate loans                        76,094         162,800         56,939         295,833
-----------------------------------------------------------------------------------------------------
  Total loans                                 $430,485        $167,169        $56,939        $654,593
-----------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming assets and past due loans are reflected in Table 10 below for the years indicated.

TABLE 10
NONPERFORMING ASSETS AND RISK ELEMENTS
------------------------------------------------------------------------------------------------------
December 31,                                        1996        1995       1994       1993       1992
------------------------------------------------------------------------------------------------------
(dollars in thousands)
Impaired commercial and
 agricultural loans                               $2,441      $3,945     $    -     $    -     $    -
Other nonaccrual loans:
 Real estate mortgages                               251         332        783        365         76
 Commercial
  and agricultural                                     -           -      3,552      3,693      3,276
 Consumer                                            628         540        304        112        450
------------------------------------------------------------------------------------------------------
  Total nonaccrual loans                           3,320       4,817      4,639      4,170      3,802
------------------------------------------------------------------------------------------------------
Other real estate owned                            1,242       2,000        840        430        804
------------------------------------------------------------------------------------------------------
  Total nonperforming assets                       4,562       6,817      5,479      4,600      4,606
------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Real estate mortgages                               344         448        287        956      1,398
 Commercial
  and agricultural                                   418         559        133        410      1,133
 Consumer                                            289         325        451      1,819        424
------------------------------------------------------------------------------------------------------
   Total                                           1,051       1,332        871      3,185      2,955
------------------------------------------------------------------------------------------------------
Restructured loans, in compliance
 with modified terms:                                 -         142          -          -          -
------------------------------------------------------------------------------------------------------
  Total assets containing
   risk elements                                  $5,613      $8,291     $6,350     $7,785     $7,561
------------------------------------------------------------------------------------------------------
Total nonperforming assets to loans                 0.70%       1.16%      0.95%      0.82%      0.85%
Total assets containing risk elements
 to loans                                           0.86%       1.41%      1.10%      1.39%      1.40%
Total nonperforming assets to assets                0.40%       0.62%      0.52%      0.48%      0.53%
Total assets containing risk elements
 to assets                                          0.49%       0.75%      0.61%      0.82%      0.87%
------------------------------------------------------------------------------------------------------

Total nonperforming assets decreased $2.3 million, or 33.1%, from 1995 to 1996; total assets containing risk elements declined $2.7 million or 32.3% in 1996. The changes in nonaccrual and impaired loans is presented in Table 11 below. The effect of nonaccrual and impaired loans on interest income is presented in Table 11 following:

TABLE 11
NONACCRUAL AND IMPAIRED LOANS INTEREST INCOME
-------------------------------------------------------------------------------------------------
December 31,                                   1996        1995       1994       1993        1992
-------------------------------------------------------------------------------------------------
(in thousands)
Income that would have been accrued
 at original contract rates                  $1,125        $765       $465       $284        $276
Amount recognized as income                     593         344        216        105          96
-------------------------------------------------------------------------------------------------
 Interest income not accrued                 $  532        $421       $249       $179        $180
-------------------------------------------------------------------------------------------------

TABLE 12
CHANGES IN NONACCRUAL AND IMPAIRED LOANS
-----------------------------------------------------------------------------------
(in thousands)                                          1996                  1995
-----------------------------------------------------------------------------------
Balance at January 1                                 $ 4,817               $ 4,639
 Loans placed on nonaccrual                            6,126                 4,313
 Charge-offs                                          (1,710)               (1,175)
 Payments                                             (3,593)               (1,864)
 Transfers to OREO                                      (680)               (1,096)
 Loans returned to accrual                            (1,640)                    -
-----------------------------------------------------------------------------------
Balance at December 31                               $ 3,320               $ 4,817
-----------------------------------------------------------------------------------
CHANGES IN OREO
-----------------------------------------------------------------------------------
(in thousands)                                          1996                  1995
-----------------------------------------------------------------------------------
Balance at January 1                                  $2,000               $   840
 Additions                                               758                 1,622
 Sales                                                (1,233)                 (339)
 Charge-offs and write-downs                            (283)                 (123)
-----------------------------------------------------------------------------------
Balance at December 31                                $1,242               $ 2,000
-----------------------------------------------------------------------------------

DEPOSITS
Deposits are the largest component of the Company's liabilities and account for the greatest portion of interest expense. At December 31, 1996, total deposits were $916.3 million an increase of 5.0% from December 31, 1995. Average deposits for 1996 of $916.7 million were 8.1% higher than averages for 1995. The preceding Table 1 presents average deposits with accompanying average rates.

TABLE 13
MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE
-------------------------------------------------------------------------------------
December 31,                                              1996                   1995
-------------------------------------------------------------------------------------
(in thousands)
Within three months                                   $154,328               $100,430
After three but within six months                       24,820                 10,162
After six but within twelve months                       5,994                  6,949
After twelve months                                      6,201                  8,552
-------------------------------------------------------------------------------------
Total                                                 $191,343               $126,093
-------------------------------------------------------------------------------------

BORROWED FUNDS
Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, and other short-term borrowings which consist primarily of FHLB advances with an original maturity of one day up to one year. Other borrowings includes a 366 day advance, hence one day longer than would qualify for short-term classification, maturing in 1997. There was little change in borrowed funds from 1995 to 1996 as amounts totaled $108.4 million and $119.0 million at December 31, 1996 and 1995, respectively.
     In 1995, the Company granted its then Chairman stock options in connection with the discharge of severance obligations of the Company and the Bank under his employment agreement. The agreement issued options covering 136,437 and 28,593 shares with exercise prices of $14.69 and $15.33, respectively, and an expiration date of

January 31, 1997 (the number of shares under option and the option price per share have been adjusted for stock dividends). The Company filed a registration statement relating to these option shares which will be issued, upon payment of the exercise price, from authorized, but unissued common stock, or shares held in the treasury. These stock options do not serve to reduce the number available under the previously mentioned Plans. The former Chairman exercised 1,000 options in November 1996 and 164,030 in January 1997 resulting in no further shares available for exercise. Shares were issued from authorized, but unissued common stock.

CAPITAL AND DIVIDENDS

TABLE 14
CAPITAL MEASUREMENTS
---------------------------------------------------------------------------------------------
December 31,                                                      1996                  1995
---------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                             8.70%                 8.80%
Tier 1 capital ratio                                             14.06%                15.21%
Total risk-based capital ratio                                   15.31%                16.46%
Cash dividends as a percentage of net income                     36.10%                42.47%
Per common share:
 Book value                                                     $12.72                $12.44
 Tangible book value                                            $11.52                $11.11
---------------------------------------------------------------------------------------------

TABLE 15
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
-----------------------------------------------------------------------------------------------------
                                   1996                                       1995
-----------------------------------------------------------------------------------------------------
(restated to give retroactive effect to stock dividends)
                                                      CASH                                       Cash
                                                 DIVIDENDS                                  Dividends
QUARTER ENDING       HIGH        LOW      CLOSE   DECLARED       High        Low     Close   Declared
-----------------------------------------------------------------------------------------------------
March 31           $16.22     $15.24     $16.19     $0.124     $15.42     $14.51    $14.51     $0.109
June 30             16.67      15.60      15.60      0.124      14.96      14.29     14.74      0.109
September 30        16.43      15.00      16.07      0.124      15.19      14.29     14.96      0.109
December 31         19.00      16.07      18.00      0.150      17.14      14.51     16.67      0.123
-----------------------------------------------------------------------------------------------------
For the year       $19.00     $15.00     $18.00     $0.522     $17.14     $14.29    $16.67     $0.450
-----------------------------------------------------------------------------------------------------

     On a per share basis, cash dividends declared have been increased both in 1996 and 1995. These dividend increases reflect the Company's earnings and capital strength. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions. Additionally, 1996 was the thirty-seventh consecutive year that the Company declared a stock dividend.
     The accompanying table, Quarterly Common Stock and Dividend Information, sets forth the high, low and closing sales price for the common stock as reported on the NASDAQ National Market System, and cash dividends declared per share of common stock. At December 31, 1996, the total market capitalization of the Company's common stock was approximately $150 million compared with $145 million at December 31, 1995. The change in market capitalization is due to changes in the market price net of increased shares held in treasury. The Company's price to book value ratio was 1.42, 1.34, and 1.34 at December 31, 1996, 1995 and 1994, respectively. The Company's price was 13, 16, and 20 times earnings at December 31, 1996, 1995 and 1994, respectively.
     Capital is an important factor in ensuring the safety of depositors' accounts. During both 1996 and 1995, the Company earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality, and security portfolio strength.
     The Company remains well capitalized as depicted by the capital ratios in the table. Capital measurements are significantly in excess of both regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 and Total Risk-Based Capital ratios have regulatory minimum guidelines of 4% and 8%, respectively, with requirements to be considered well capitalized of 6% and 10%, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset/Liability Management Committee (ALCO) is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Interest rate sensitivity management seeks to avoid widely fluctuating net interest margins and to ensure consistent net interest income through periods of changing economic conditions.
     Given the above, liquidity to the Company is defined as the ability to raise cash quickly at a reasonable cost without principal loss. The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long term securities with the availability of dependable borrowing sources which can be accessed when necessary. Accordingly, the Company has established borrowing facilities with other banks (federal funds), the Federal Home Loan Bank of New York (short and long-term borrowings which are denoted as advances), and repurchase agreements with investment companies.
     This Basic Surplus approach enables the Company to adequately manage liquidity from both tactical and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position.
     At December 31, 1996 and 1995, the Company's Basic Surplus ratios (net access to cash and secured borrowings as a percentage of total assets) were approximately 12% and 17%, respectively, compared to the present internal minimum guideline range of 5% to 7%. The December 31, 1996 Basic Surplus ratio was in excess of the guidelines. During 1995, the Company took steps to absorb its substantial capacity to support income yielding assets, utilizing, and therefore reducing, its Basic Surplus ratio. The Company had unused lines of credit available totalling $407 million to meet its short-term liquidity needs at December 31, 1996 and considered the Basic Surplus adequate to meet liquidity needs.
     Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. Overnight federal funds on which rates change daily and loans which are tied to the prime rate differ considerably from long-term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market deposit accounts are much more interest sensitive than NOW and savings accounts.
     The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. The funding matrix depicted in the accompanying table is utilized as a primary tool in managing interest rate risk. The matrix arrays repricing opportunities along a time line for both assets and liabilities. The time line for sources of funds, liabilities and equity, is depicted on the left hand side of the matrix. The longest term, most fixed rate sources, are presented in the upper left hand corner while the shorter term, most variable rate items, are at the lower left. Similarly, uses of funds, assets, are arranged across the top moving from left to right.
     The body of the matrix is derived by allocating the longest fixed rate funding sources to the longest fixed rate assets (upper left corner) and shorter term variable sources to shorter term variable uses (lower right corner). The result is a graphical depiction of the time periods over which the Company is expected to experience exposure to rising or falling rates. Since the scales of the liability (left) and asset (top) sides are identical, all numbers in the matrix would fall within the diagonal lines if the Company was perfectly matched across all repricing time frames. Numbers outside the diagonal lines represent two general types of mismatches: i) liability sensitive, where rate sensitive liabilities exceed the amount of rate sensitive assets repricing within applicable time frames (items to the left of/below the diagonal lines) and ii) asset sensitive, where rate sensitive assets exceed the amount of rate sensitive liabilities repricing within applicable time frames (items to the right of/above the diagonal lines).
     Generally, the lower the amount of this gap, the less sensitive are earnings to interest rate changes. The matrix indicates that the Company is structurally asset sensitive and supports management's contention that the Company is positioned to benefit from a higher interest rate environment. The nature and timing of the benefit will be initially impacted by the extent to which core deposit and borrowing rates are increased as rates rise.
     While the static gap evaluation of interest rate sensitivity is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. Once the Company determines the extent of gap sensitivity, the next step is to quantify the potential impact of the interest sensitivity on net interest income. The Company runs various earnings simulation scenarios used to evaluate the effect on net interest income in a rising or declining rate environment over an extended time horizon. At December 31, 1996, a 100 basis point gradual increase or decline in interest rates was estimated to have less than a 1.5% impact on net interest income relative to a flat rate environment over the next twelve month period.

TABLE 16
SUMMARY STATIC GAP FUNDING MATRIX
(in millions)
--------------------------------------------------------------------------------------------------------------------------
             (ASSETS)   OVER 60   37-60    25-36    13-24     7-12     4-6
              -USES-    MONTHS    MONTHS   MONTHS   MONTHS   MONTHS   MONTHS   MAR 97   FEB 97   JAN 97  ONE DAY   TOTALS
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES              249       135       93      109      115       75       18       22      321        2      1,139
 -SOURCES-    TOTALS
--------------------------------------------------------------------------------------------------------------------------
  OVER 60      472       249       135       88                                                  Long Liabilities     472
  MONTHS                                                                                         Short Assets

  37-60         15                            5       10                                                               15
  MONTHS

  25-36         16                                    16                                                               16
  MONTHS

  13-24         51                                    51                                                               51
  MONTHS

   7-12         87                                    32       55                                                      87
  MONTHS

   4-6          70                                             60       10                                             70
  MONTHS

  MAR 97       117                                                      65       18       22       12                 117

  FEB 97        43                                                                                 43                  43

  JAN 97       220      Long Assets                                                               220                 220
                        Short Liabilities
 ONE DAY        48                                                                                 46        2         48
--------------------------------------------------------------------------------------------------------------------------
 TOTALS      1,139       249       135       93      109      115       75       18       22      321        2      1,139
--------------------------------------------------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers of Servicing of Financial Assets and extinguishment of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers of servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is based on a consistent application of a financial-components approach that focuses on control. The statement provides consistent standards for distinguishing transfers of financial assets that are sales, from transfers that are secured borrowings. In December 1996, the FASB deferred for one year the effective date of SFAS 125 as it relates to transfers of financial assets and secured borrowings and collateral. The Company will prospectively adopt SFAS No. 125 effective January 1, 1997 and management does not believe the adoption will have a material impact on the Company's financial condition or results of operations.

FOURTH QUARTER RESULTS
Selected quarterly results are presented in Table 17, Selected Quarterly Financial Data. Quarterly net income for the fourth quarter of 1996 achieved the second highest level in the Company's history, exceeded only by the prior quarters results. Net income for the fourth quarter 1996 of $3.2 million, $0.38 per share, was up

$0.6 million or 24.5% from the $2.6 million, $0.29 per share, earned in the fourth quarter 1995. Average earning assets for the fourth quarter 1996 were $61 million, or 6.0%, higher than for the fourth quarter 1995, and average loans increased 9.4% from an average of $588 million for the fourth quarter 1995 to $643 million for the fourth quarter of 1996.

All performance ratios for the fourth quarter 1996 reflected improvement over fourth quarter 1995 ratios. The 1996 fourth quarter return on average assets of 1.12% exceeded the comparable 1995 ratio of .95%, an 18% improvement. The return on average equity for the fourth quarter 1996 of 12.11% is 24.3% higher than the fourth quarter 1995 ratio of 9.74%. Expense and efficiency ratios of 2.33% and 58.52%, respectively, for the fourth quarter 1996, improved over the comparable 1995 ratios of 2.45% and 65.02%.

TABLE 17
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                                           1996                                      1995
---------------------------------------------------------------------------------------------------------------------------
(in thousands,
 except per share data)                 FIRST     SECOND      THIRD     FOURTH      First     Second      Third     Fourth
---------------------------------------------------------------------------------------------------------------------------
Interest and fee income               $20,003    $20,815    $21,678    $21,891    $17,942    $19,143    $19,983    $20,332
Interest expense                        8,670      9,007      9,367      9,321      7,981      8,566      8,942      9,351
Net interest income                    11,333     11,808     12,311     12,570      9,961     10,577     11,041     10,981
Provision for loan losses                 600        700        875      1,000        330        508        340        375
Noninterest income excluding
  securities gains                      1,792      1,848      1,932      2,111      1,767      1,743      1,704      1,743
Securities gains (losses)                 792        219        194        (26)         -         11         82         52
Noninterest expense                     8,586      8,636      8,460      8,740      8,413      8,235      8,115      8,261
Net income                              2,911      2,737      3,338      3,193      1,907      2,221      2,637      2,564
Net income per common share           $  0.34    $  0.32    $  0.39    $  0.38    $  0.22    $  0.25    $  0.30    $  0.29
Net interest margin                      4.66%      4.64%      4.70%      4.77%      4.30%      4.49%      4.54%      4.40%
Return on average assets                 1.09%      0.99%      1.18%      1.12%      0.76%      0.87%      1.00%      0.95%
Return on average equity                10.94%     10.90%     13.28%     12.11%      7.83%      8.79%     10.28%      9.74%
Average common
 shares outstanding                     8,685      8,547      8,404      8,422      8,877      8,844      8,753      8,727
---------------------------------------------------------------------------------------------------------------------------

PROPERTIES

The Bank operates the following community banking offices:
                                                                                                   Date             Square
Name of Office          Location                                                County          Established        Footage
Norwich                 52 S. Broad St., Norwich, NY                            Chenango        07-15-1856          77,000
Afton                   182 Main St., Afton, NY                                 Chenango        09-01-1962           2,779
Bainbridge              9 N. Main St., Bainbridge, NY                           Chenango        12-07-1938           4,897
Deposit                 105 Front St., Deposit, NY                              Broome          02-12-1971           3,550
Earlville               2 S. Main St., Earlville, NY                            Chenango        08-07-1937           1,222
Grand Gorge             Rt. 23 & 30, Grand Gorge, NY                            Delaware        11-01-1957           3,000
Margaretville           Main St., Margaretville, NY                             Delaware        09-03-1963           3,152
New Berlin              2 S. Main St., New Berlin, NY                           Chenango        12-21-1946           2,195
Sherburne               30 N. Main St., Sherburne, NY                           Chenango        08-07-1937           3,393
South Otselic           Gladding St., S. Otselic, NY                            Chenango        10-01-1945           1,326
North Plaza             Rt. 12 & 320, Norwich, NY                               Chenango        10-15-1986           1,849
South Plaza             Rt. 12 S., Norwich, NY                                  Chenango        08-20-1986           1,200
Newark Valley           2 N. Main St., Newark Valley, NY                        Tioga           10-01-1973           3,893
Maine                   67 Main St., Maine, NY                                  Broome          10-01-1973           1,458
Hobart                  Maple Ave., Hobart, NY                                  Delaware        06-28-1974           2,308
Sidney                  13 Division St., Sidney, NY                             Delaware        12-31-1978           3,500
Oxford                  State St., Oxford, NY                                   Chenango        08-01-1984           3,559
Greene                  80 S. Chenango St., Greene, NY                          Chenango        12-15-1986           3,200
Hancock                 1 E. Main St., Hancock, NY                              Delaware        10-01-1989           7,500
Hamden                  Rt. 10, Hamden, NY                                      Delaware        10-01-1989           1,250
Gloversville            199 Second Ave. Ext., Gloversville, NY                  Fulton          10-01-1989           4,263
Northville              192 N. Main St., Northville, NY                         Fulton          10-01-1989           3,000
Vail Mills              Rt. 30, Vail Mills, NY                                  Fulton          10-01-1989           1,000
Clinton                 1 Kirkland Ave., Clinton, NY                            Oneida          10-01-1989           7,960
New Hartford            8549 Seneca Turnpike, New Hartford, NY                  Oneida          12-16-1995           4,179
Rome                    Westgate Plaza, Erie Blvd. W., Rome, NY                 Oneida          10-01-1989           1,950
Lake Placid             81 Main St., Lake Placid, NY                            Essex           10-01-1989           8,500
Cold Brook Plaza        Saranac Ave., Lake Placid, NY                           Essex           10-01-1989           1,300
Saranac Lake            2 Lake Flower Ave., Saranac Lake, NY                    Essex           10-01-1989           2,400
Binghamton              1256 Front St., Binghamton, NY                          Broome          03-29-1993           1,900
Plattsburgh             30 Brinkerhoff St., Plattsburgh, NY                     Clinton         05-28-1993           4,396
Plattsburgh North       Rt. 9, Plattsburgh, NY                                  Clinton         08-28-1993           3,000
Ellenburg Depot         5084 Rt. 11, Ellenburg Depot, NY                        Clinton         08-28-1993           2,346
Utica Business Pk       555 French Road, New Hartford, NY                       Oneida          10-01-1994           3,396
Utica Downtown          162 Genesee St., Utica, NY                              Oneida          12-16-1995           4,350

The South Otselic, Binghamton, Vail Mills, Plattsburgh North, Rome, Utica Downtown Business
Park and Utica Offices are leased.  All other banking premises are owned by the Bank. The Bank also has free-standing automated banking units. The Bank has notified the Office of the
Comptroller of the Currency and the appropriate customers the Utica Downtown Office will be closing on March 28, 1997.

                                             FINANCIAL HIGHLIGHTS
---------------------------------------------------------------------------------------------
(in thousands, except per share data)                 1996               1995       % CHANGE
---------------------------------------------------------------------------------------------
FOR THE YEAR
Interest and fee income                        $    84,387        $    77,400           9.0%
Interest expense                                    36,365             34,840           4.4%
Net interest income                                 48,022             42,560          12.8%
Provision for loan losses                            3,175              1,553         104.4%
Noninterest income                                   8,862              7,102          24.8%
Noninterest expense                                 34,422             33,024           4.2%
Net income                                          12,179              9,329          30.5%
---------------------------------------------------------------------------------------------
PER COMMON SHARE
Net income                                     $      1.43        $      1.06          34.9%
Cash dividends                                 $      0.522       $      0.450         16.0%
Book value at year end                         $     12.72        $     12.44           2.3%
Tangible book value at year end                $     11.52        $     11.11           3.7%
Average common shares outstanding                8,513,016          8,799,728          (3.3%)
Market price:
 High                                          $     19.00        $     17.14          10.9%
 Low                                           $     15.00        $     14.29           5.0%
 End of year                                   $     18.00        $     16.67           8.0%
---------------------------------------------------------------------------------------------
AT YEAR END
Assets                                         $ 1,138,986        $ 1,106,266           3.0%
Earning assets                                   1,073,705          1,024,534           4.8%
Loans                                              654,593            588,385          11.3%
Allowance for loan losses                           10,473              9,120          14.8%
Deposits                                           916,319            873,032           5.0%
Stockholders' equity                               106,264            108,044          (1.6%)
Common shares outstanding                        8,356,988          8,685,641          (3.8%)
---------------------------------------------------------------------------------------------
AVERAGE BALANCES
Assets                                         $ 1,110,968        $ 1,042,198           6.6%
Earning assets                                   1,043,425            977,738           6.7%
Loans                                              617,810            575,736           7.3%
Deposits                                           916,683            848,289           8.1%
Stockholders' equity                               103,240            101,630           1.6%
---------------------------------------------------------------------------------------------
ASSET QUALITY
Allowance to loans                                    1.60%              1.55%          3.2%
Nonperforming assets to assets                        0.40%              0.62%        (35.5%)
Allowance to nonperforming loans                       315%               189%         66.7%
---------------------------------------------------------------------------------------------
KEY RATIOS
Return on average assets                              1.10%              0.90%         22.2%
Return on average equity                             11.80%              9.18%         28.5%
Net interest margin                                   4.69%              4.43%          5.9%
Tier 1 leverage ratio                                 8.70%              8.80%         (1.1%)
Tier 1 risk-based capital ratio                      14.06%             15.21%         (7.6%)
Total risk-based capital ratio                       15.31%             16.46%         (7.0%)
---------------------------------------------------------------------------------------------
All per share data has been restated to give retroactive effect to stock dividends.

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



/s/DARYL R. FORSYTHE
   Daryl R. Forsythe
President and Chief Executive Officer



/s/JOE C. MINOR
   Joe C. Minor
Vice President
Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
NBT Bancorp Inc.:

     We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/KPMG PEAT MARWICK LLP
KPMG Peat Marwick LLP

Syracuse, New York
January 17, 1997

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------
December 31,                                                         1996                          1995
(in thousands, except per share data)
--------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                        $   35,790                    $   44,379
Loans available for sale                                            4,135                         6,089
Securities available for sale, at fair value                      369,202                       393,536
Securities held to maturity
  (fair value-$42,238 and $40,306)                                 42,239                        40,311
Loans:
  Commercial and agricultural                                     281,991                       247,320
  Real estate mortgage                                            119,870                       120,972
  Consumer                                                        252,732                       220,093
--------------------------------------------------------------------------------------------------------
     Total loans                                                  654,593                       588,385
  Less allowance for loan losses                                   10,473                         9,120
--------------------------------------------------------------------------------------------------------
     Net loans                                                    644,120                       579,265
Premises and equipment, net                                        16,307                        16,467
Intangible assets, net                                              9,953                        11,551
Other assets                                                       17,240                        14,668
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                   $1,138,986                    $1,106,266
--------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (noninterest bearing)                                 $  122,115                    $  131,227
  Savings, NOW, and money market                                  359,141                       352,221
  Time                                                            435,063                       389,584
--------------------------------------------------------------------------------------------------------
     Total deposits                                               916,319                       873,032
Short-term borrowings                                              88,244                       115,945
Other borrowings                                                   20,195                         3,012
Other liabilities                                                   7,964                         6,233
--------------------------------------------------------------------------------------------------------
  Total liabilities                                             1,032,722                       998,222
--------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, no par, stated value $1.00;
     shares authorized-2,500,000                                        -                             -
  Common stock, no par, stated value $1.00;
     shares authorized-12,500,000; shares
     issued 8,838,437 and 8,864,430                                 8,838                         8,442
  Capital surplus                                                  82,731                        75,464
  Retained earnings                                                24,208                        24,076
  Unrealized gain (loss) on securities available
   for sale, net of income tax effect                              (1,529)                        2,822
  Common stock in treasury at cost,
     481,449 and 170,275 shares                                    (7,984)                       (2,760)
--------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                      106,264                       108,044
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $1,138,986                    $1,106,266
--------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------------------
Year ended December 31,                                              1996            1995           1994
--------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Interest and fee income:
Loans and loans available for sale                                $57,660         $53,602        $49,486
Securities - taxable                                               25,109          22,277         19,672
Securities - tax exempt                                             1,527           1,375          1,170
Other                                                                  91             146            110
--------------------------------------------------------------------------------------------------------
     Total interest and fee income                                 84,387          77,400         70,438
--------------------------------------------------------------------------------------------------------
Interest expense:
Deposits                                                           31,942          29,683         21,483
Short-term borrowings                                               3,745           4,700          3,351
Other borrowings                                                      678             457            908
--------------------------------------------------------------------------------------------------------
     Total interest expense                                        36,365          34,840         25,742
--------------------------------------------------------------------------------------------------------
Net interest income                                                48,022          42,560         44,696
Provision for loan losses                                           3,175           1,553          3,071
--------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                44,847          41,007         41,625
--------------------------------------------------------------------------------------------------------
Noninterest income:
Trust income                                                        2,642           2,439          2,511
Service charges on deposit accounts                                 3,372           2,995          3,032
Securities gains                                                    1,179             145            555
Other income                                                        1,669           1,523            941
--------------------------------------------------------------------------------------------------------
     Total noninterest income                                       8,862           7,102          7,039
--------------------------------------------------------------------------------------------------------
Noninterest expense:
Salaries and employee benefits                                     17,817          16,309         16,157
Net occupancy expense                                               2,391           2,361          2,295
Equipment expense                                                   1,765           1,694          2,033
FDIC insurance                                                          2             941          1,829
Amortization of intangible assets                                   1,580           1,271          3,222
Restructuring expense                                                   -               -          2,264
Other operating expense                                            10,867          10,448         10,874
--------------------------------------------------------------------------------------------------------
     Total noninterest expense                                     34,422          33,024         38,674
--------------------------------------------------------------------------------------------------------
Income before income taxes                                         19,287          15,085          9,990
Income taxes                                                        7,108           5,756          3,482
--------------------------------------------------------------------------------------------------------
NET INCOME                                                        $12,179         $ 9,329        $ 6,508
--------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE                                       $  1.43         $  1.06        $  0.73
--------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                   8,513           8,800          8,939
--------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
                                                                                    Unrealized
                                                                                    Gain(Loss)
                                                                                 On Securities
                                                 Common     Capital     Retained     Available     Treasury
                                                  Stock     Surplus     Earnings      For Sale        Stock         Total
--------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
BALANCE AT DECEMBER 31, 1993                     $7,668     $64,518      $28,431       $   769      $  (278)     $101,108
Net income                                                                 6,508                                    6,508
5% stock dividend                                   380       5,508       (5,888)                                       -
Cash dividends - $0.407 per share                                         (3,594)                                  (3,594)
Payment in lieu of fractional shares                                         (11)                                     (11)
Common stock issued to dividend
  reinvestment and other stock plans                  2          29                                                    31
Purchase of 210,911 treasury shares                                                                  (3,555)       (3,555)
Sale of 190,456 treasury shares to
  dividend reinvestment and other
  stock plans                                                  (386)                                  3,248         2,862
Unrealized loss on securities
  available for sale, net of tax
  effect of $3,503                                                                      (5,042)                    (5,042)
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                      8,050      69,669       25,446        (4,273)        (585)       98,307
Net income                                                                 9,329                                    9,329
5% stock dividend                                   392       6,333       (6,725)                                       -
Cash dividends - $0.450 per share                                         (3,962)                                  (3,962)
Payment in lieu of fractional shares                                         (12)                                     (12)
Purchase of 436,293 treasury shares                                                                  (7,075)       (7,075)
Sale of 302,147 treasury shares to
  dividend reinvestment and other
  stock plans                                                  (538)                                  4,900         4,362
Unrealized gain on securities
  available for sale, net of tax
  effect of $4,900                                                                       7,095                      7,095
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                      8,442      75,464       24,076         2,822       (2,760)      108,044
Net income                                                                12,179                                   12,179
5% stock dividend                                   396       7,254       (7,650)                                       -
Cash dividends - $0.522 per share                                         (4,384)                                  (4,384)
Payment in lieu of fractional shares                                         (13)                                     (13)
Purchase of 433,848 treasury shares                                                                  (7,241)       (7,241)
Sale of 122,675 treasury shares to
  dividend reinvestment and other
  stock plans                                                    13                                   2,017         2,030
Unrealized loss on securities
  available for sale, net of tax
  effect of $3,005                                                                      (4,351)                    (4,351)
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                     $8,838     $82,731      $24,208       $(1,529)     $(7,984)     $106,264
--------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------
Year ended December 31,                                               1996            1995            1994
-----------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
Net income                                                        $ 12,179        $  9,329        $  6,508
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                         3,175           1,553           3,071
   Depreciation and amortization of premises
    and equipment                                                    1,513           1,478           1,636
   Amortization of premiums and accretion of
    discounts on securities                                            254            (153)            402
   Amortization of intangible assets                                 1,580           1,271           3,222
   Deferred income tax benefit                                        (660)           (288)           (194)
   Provisions for restructuring charges                                  -               -           2,264
   Proceeds from sale of loans originated for sale                   4,268          14,704          12,358
   Loans originated for sale                                        (4,089)        (11,872)        (13,921)
   Realized gains on sales of securities                            (1,179)           (145)           (555)
   (Increase) decrease in interest receivable                        1,048             450          (2,137)
   Increase in interest payable                                          1             676             175
   Payments of restructuring liabilities                                 -          (1,513)           (613)
   Other, net                                                        2,973           1,827             (25)
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           21,063          17,317          12,191
-----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Securities available for sale:
  Proceeds from maturities                                          43,924          40,206          21,504
  Proceeds from sales                                              217,134           2,808          70,258
  Purchases                                                       (244,333)        (99,030)         (1,001)
 Securities held to maturity:
  Proceeds from maturities                                          31,811          59,918          30,468
  Purchases                                                        (33,741)        (44,682)       (194,650)
Net increase in loans                                              (66,255)        (15,126)        (17,555)
Purchase of premises and equipment, net                             (1,353)         (2,020)         (2,034)
Acquisition of branches, net of cash acquired                            -          (2,960)              -
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (52,813)        (60,886)        (93,010)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                 43,287          81,589         (15,785)
Net increase (decrease) in short-term borrowings                   (27,701)        (24,642)        113,886
Proceeds from issuance of other borrowings                          20,050               -               -
Repayments of other borrowings                                      (2,867)         (5,722)         (5,723)
Common stock issued, including treasury shares reissued              2,030           4,362           2,893
Purchase of treasury stock                                          (7,241)         (7,075)         (3,555)
Cash dividends and payment for fractional shares                    (4,397)         (3,974)         (3,605)
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                           23,161          44,538          88,111
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                (8,589)            969           7,292
Cash and cash equivalents at beginning of year                      44,379          43,410          36,118
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  35,790        $ 44,379       $  43,410
-----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
   Interest                                                      $  36,364        $ 34,164       $  25,567
   Income taxes                                                      7,569           5,791           3,941
 Noncash investing activity:
   Transfer of loans available for sale to loans held
    to maturity                                                      1,775               -               -
   Transfer of securities held to maturity to securities
     available for sale                                                  -         220,681               -
-----------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NBT Bancorp Inc. (Bancorp) and its subsidiary follow generally accepted accounting principles and reporting practices applicable to the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The following is a description of significant policies and practices:

CONSOLIDATION The consolidated financial statements include the accounts of Bancorp and its wholly owned subsidiary, NBT Bank, N.A.
(Bank) collectively referred to herein as the Company. All significant intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.

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

SECURITIES The Company classifies its debt securities at date of purchase as either available for sale or held to maturity as the Company does not hold any securities considered to be trading. Held to maturity securities are those that the Company has the ability and intent to hold until maturity. All other securities not included as held to maturity are classified as available for sale.
     Available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accredited over the life of the related security as an adjustment to yield using the interest method. Dividends and interest income are recognized when earned. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.

LOANS AND LOANS AVAILABLE FOR SALE Loans are recorded at their current unpaid principal balance, net of unearned income. Loans classified as available for sale, primarily higher education loans, are carried at the lower of aggregate cost or estimated fair value. Interest income on loans is primarily accrued based on the principal amount outstanding.
     The Bank's classification of a loan as a nonaccrual loan is based in part on bank regulatory guidelines. Nonaccrual classification does not mean that the loan principal will not be collected; rather, that timely collection of interest is doubtful. When in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part. Loans are transferred to a nonaccrual basis generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. Accrual of interest is discontinued if the loan is placed on nonaccrual status. When a loan is transferred to a nonaccrual status, any unpaid accrued interest is reversed and charged against income.

     Management, considering current information and events regarding the borrowers' ability to repay the obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.
     Payments received on nonaccrual and impaired loans are first applied to principal. Depending on management's assessment of the ultimate collectiblity of the loan, interest income may be recognized on a cash basis. Nonaccrual loans are returned to accrual status when management determines that the financial condition of the borrower has improved significantly to the extent that there has been a sustained period of repayment performance so that the loan is brought current and the collectibility of both principal and interest appears assured.
     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," on a prospective basis. SFAS No. 122 requires the Company to recognize rights to service mortgage loans for others as separate assets however those servicing rights are acquired. It also requires the Company to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The adoption of SFAS No. 122 did not have a material impact on the Company's financial condition or results of operations.

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

OTHER REAL ESTATE OWNED Other real estate owned (OREO) consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of cost or appraised fair value, less estimated costs of disposal. Loan losses arising from the acquisition of such assets are charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by Generally Accepted Accounting Principals.

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

POSTRETIREMENT BENEFITS The Company uses actuarial based accrual accounting for its postretirement health care plans, electing to recognize the transition obligation on a delayed basis over the plan participants' future service periods, estimated to be twenty years.

STOCK-BASED COMPENSATION Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

INCOME TAXES The Company files a consolidated tax return on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

PER SHARE AMOUNTS Net income per common share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding during each period after giving retroactive effect to stock dividends and stock splits.

FEDERAL RESERVE BOARD REQUIREMENT
The Bank is required to maintain a reserve balance with the Federal Reserve Bank of New York. The required average total reserve for the 14 day maintenance period ending January 1, 1997, was $9.7 million of which $1.8 million was required to be on deposit with the Federal Reserve Bank and the remaining $7.9 million was represented by cash on hand.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
The Company does not engage in the use of derivative financial instruments and currently the Company's only financial instruments with off-balance sheet risk consist of commitments to originate loans and commitments under unused lines of credit.

SECURITIES
The amortized cost, estimated fair value and unrealized gains and losses of securities available for sale are as follows:

-----------------------------------------------------------------------------------------------
                                    Amortized                Unrealized                    Fair
(in thousands)                           Cost           Gains          Losses             Value
-----------------------------------------------------------------------------------------------
DECEMBER 31, 1996
-----------------------------------------------------------------------------------------------
U.S. Treasury                        $ 70,811          $   61          $  603          $ 70,269
Federal Agency                         94,313             169             922            93,560
State & Municipal                       1,450               6               8             1,448
Mortgage-backed                       204,889             509           1,825           203,573
Other securities                          325              27               -               352
-----------------------------------------------------------------------------------------------
Total                                $371,788          $  772          $3,358          $369,202
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
December 31, 1995
-----------------------------------------------------------------------------------------------
U.S. Treasury                        $169,801          $2,212          $  105          $171,908
Federal Agency                         63,246           1,176               -            64,422
State & Municipal                         986               -              13               973
Mortgage-backed                       154,409           2,397             923           155,883
Other securities                          322              28               -               350
-----------------------------------------------------------------------------------------------
Total                                $388,764          $5,813          $1,041          $393,536
-----------------------------------------------------------------------------------------------

Gross realized gains, gross realized losses and gross proceeds on the sale of securities available for sale were $1.6 million, $.4 million and $217.1 million, respectively, in 1996. Gross realized gains and gross proceeds were $0.1 million and $2.8 million, respectively in 1995, and $0.6 million and $70.3 million in 1994.
     At December 31, 1996 and 1995, securities with amortized costs totalling $316.4 million and $246.4 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.
     The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

------------------------------------------------------------------------------------------
                                        Amortized          Unrealized                 Fair
(in thousands)                               Cost       Gains      Losses            Value
------------------------------------------------------------------------------------------
DECEMBER 31, 1996
------------------------------------------------------------------------------------------
State & Municipal                         $32,546          $-          $-          $32,546
Other securities                            1,518           -           1            1,517
Federal Home Loan Bank                      8,175           -           -            8,175
------------------------------------------------------------------------------------------
Total                                     $42,239          $-          $1          $42,238
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
December 31, 1995
------------------------------------------------------------------------------------------
State & Municipal                         $28,521          $-          $4          $28,517
Other securities                            1,518           -           1            1,517
Federal Home Loan Bank                     10,272           -           -           10,272
------------------------------------------------------------------------------------------
Total                                     $40,311          $-          $5          $40,306
------------------------------------------------------------------------------------------

The Company holds the required investment in Federal Home Loan Bank stock.

In November 1995, the FASB published "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (Guide). Concurrent with the initial adoption of the Guide but no later than December 31, 1995, the Company was permitted to reassess the appropriateness of the classifications of all securities held at that time and implement reclassification without calling into question the intent of the Company to hold other debt securities to maturity in the future. Effective December 1, 1995 the Company transferred U.S. Treasury, Federal Agency, and Mortgage-backed securities with amortized costs totalling $217.2 million, having fair values of $220.7 million, from the held to maturity portfolio to the available for sale portfolio. The gross unrealized gains and losses were $3.7 million and $0.2 million, respectively. The transferred securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related taxes. As required by the Guide, financial statements prior to adoption were not restated.
     At December 31, 1996 and 1995 substantially all of the mortgage-backed securities held by the Company were issued or backed by Federal agencies.

REMAINING MATURITIES OF SECURITIES AT DECEMBER 31, 1996
--------------------------------------------------------------------------------------------------------------------------------
                                                      After One Year     After Five Years
                                       Within           But Within          But Within           After Ten             Total
                                      One Year          Five Years          Ten Years              Years             Portfolio
(dollars in thousands)            Amount   Yield      Amount   Yield     Amount   Yield      Amount    Yield      Amount   Yield
--------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury                    $     -      -%    $ 70,811   5.70%    $     -      -%    $      -       -%    $ 70,811   5.70%
Federal Agency                    16,053   7.52       47,996   7.00      17,584   7.25       12,680    7.41       94,313   7.20
State & Municipal                    456   5.03          525   5.38         469   7.28            -       -        1,450   5.89
Mortgage-backed                        -      -       10,980   7.09      32,788   6.64      161,121    7.12      204,889   7.04
Other securities                       -      -            -      -           -      -          325    3.23          325   3.23
--------------------------------------------------------------------------------------------------------------------------------
Amortized cost                   $16,509   7.45%    $130,312   6.29%    $50,841   6.86%    $174,126    7.14%    $371,788   6.82%
--------------------------------------------------------------------------------------------------------------------------------
Fair value                       $16,416            $129,478            $50,719            $172,589             $369,202
--------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
State & Municipal               $ 28,315   6.32%    $  3,235   7.83%    $   695   9.90%    $    301   10.09%    $ 32,546   6.58%
Other securities                       -      -            -      -          10   5.50        9,683    6.51        9,693   6.50
--------------------------------------------------------------------------------------------------------------------------------
Amortized cost                  $ 28,315   6.32%    $  3,235   7.83%    $   705   9.83%    $  9,984    6.62%    $ 42,239   6.57%
--------------------------------------------------------------------------------------------------------------------------------
Fair value                      $ 28,315            $  3,235            $   704            $  9,984             $ 42,238
--------------------------------------------------------------------------------------------------------------------------------

In the tables setting forth the maturity distribution and weighted average taxable equivalent yield of securities at December 31, 1996, yields on amortized cost have been calculated based on effective yields weighted for the scheduled maturity of each security using the marginal federal tax rate of 35%. Approximately $40.6 million of mortgage-backed debt securities have adjustable interest rate provisions and have been included in the tables based upon the period that relates to their adjustable characteristics. Fixed rate mortgage-backed debt securities are included based on contractual maturity date which may differ from actual maturity date due to unscheduled customer loan prepayments.

LOANS AVAILABLE FOR SALE
The Company carries loans available for sale at the lower of aggregate cost or estimated fair value. At December 31, 1996, the aggregate cost and estimated fair value of loans available for sale were $4.1 million, while at December 31, 1995 aggregate cost and estimated market value were $6.1 million.
        It is the Company's practice to sell its higher education loans to the Student Loan Marketing Association at the Company's cost after the student leaves school. During 1996, $3.8 million of such loans were sold.
        During 1996, $0.4 million in mortgage loans were sold with servicing retained. At December 31, 1996, the Company serviced $29.6 million of real estate mortgages on behalf or other financial intermediaries; such loans are not reflected in the Company's balance sheet.

ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses for the three years ended December 31, 1996, are summarized as follows:

--------------------------------------------------------------------------------------------
(in thousands)                             1996                   1995                  1994
--------------------------------------------------------------------------------------------
Balance at January 1                    $ 9,120                $ 9,026               $ 8,652
Provision                                 3,175                  1,553                 3,071
Recoveries                                  956                    802                 1,025
--------------------------------------------------------------------------------------------
                                         13,251                 11,381                12,748
Loans charged off                         2,778                  2,261                 3,722
--------------------------------------------------------------------------------------------
Balance at December 31                  $10,473                $ 9,120               $ 9,026
--------------------------------------------------------------------------------------------

NONPERFORMING ASSETS
The Bank's concentrations of credit risk are reflected in the balance sheet. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications. A substantial portion of the Bank's loans are secured by real estate located in central and northern New York. Accordingly, the ultimate collectiblity of a substantial portion of the Bank's portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.
        The effect of nonaccrual loans on interest income for the years ended December 31, 1996, 1995, and 1994 was not material. The Bank is not committed to advance additional funds to these borrowers. Nonaccrual loans were $3.3 million and $4.8 million at December 31, 1996 and 1995, respectively.
        Included in impaired loans at December 31, 1996 is $0.6 million of impaired loans for which the specifically allocated allowance for loan losses is $0.1 million. Impaired loans at December 31, 1995 were $1.4 million with a specific allocated allowance of $0.2 million. There are no impaired loans that do not have a specifically allocated allowance for loan losses as they have been written down to estimated fair value or as a result of interest payments applied to reduce principal. The average investment in impaired loans for the year ended December 31, 1996 was $1.2 million and $1.5 million for 1995. During the years ended December 31, 1996 and 1995 the Company recognized $0.5 million and $0.3 million, respectively, of interest income on impaired loans, all of which was recognized using the cash basis of income recognition.

RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Bank has made loans at prevailing rates and terms to directors, officers, and other related parties. Such loans, in management's opinion, did not present more than the normal risk of collectiblity or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties and changes during the years are summarized as follows:

----------------------------------------------------------------------
December 31,                               1996                  1995
----------------------------------------------------------------------
(in thousands)
Balance at January 1                    $ 3,933                $3,330
New loans                                 3,417                 1,485
Repayments                               (3,112)                 (882)
----------------------------------------------------------------------
Total                                   $ 4,238                $3,933
----------------------------------------------------------------------

PREMISES AND EQUIPMENT
A summary of premises and equipment follows:

-----------------------------------------------------------------------------
December 31,                                       1996                  1995
-----------------------------------------------------------------------------
(in thousands)
Bank premises                                   $19,394               $18,998
Equipment                                        17,211                16,474
Construction in progress                            253                   145
-----------------------------------------------------------------------------
                                                 36,858                35,617
Accumulated depreciation                         20,551                19,150
-----------------------------------------------------------------------------
Total premises and equipment                    $16,307               $16,467
-----------------------------------------------------------------------------

Depreciation and amortization of premises and equipment totaled $1.5 million, $1.5 million and $1.6 million in 1996, 1995 and 1994, respectively.
     Rental expense included in operating expense amounted to $0.3 million in 1996, $0.3 million in 1995, and $0.3 million in 1994. The future minimum rental commitments as of December 31, 1996, for noncancellable operating leases were as follows: 1997--$0.2 million; 1998--$0.2 million; 1999--$0.1 million; and 2000--and beyond--$0.1 million.

INTANGIBLE ASSETS
The Bank, in a cash transaction, acquired deposits totalling $42.6 million and selected loans totalling $1.1 million, of three branches from Community Bank Systems Inc. effective December 16, 1995. Also included were related accrued interest payable and receivable and premises and equipment, the amounts of which were not material. All assets and liabilities acquired were recorded at appraised fair values at that date, creating additional core deposit intangible assets and goodwill. Branch acquisition costs for 1996 are adjustments or reclassification of amounts recorded for the December 1995 transaction.

     The table below presents significant balances, amortization and the respective periods of amortization:

------------------------------------------------------------------------------------------------------
December 31,                                                 1996              1995              1994
------------------------------------------------------------------------------------------------------
(in thousands)
Goodwill (25 yrs.):
Beginning balance                                         $ 6,318           $ 6,544           $ 6,875
Branch acquisition                                             41               105                 -
Amortization                                                 (337)             (331)             (331)
------------------------------------------------------------------------------------------------------
Ending balance                                              6,022             6,318             6,544
------------------------------------------------------------------------------------------------------
Covenant not to compete (5 yrs.):
Beginning balance                                               -                 -             1,335
Amortization                                                    -                 -            (1,335)
------------------------------------------------------------------------------------------------------
Ending balance                                                  -                 -                 -
------------------------------------------------------------------------------------------------------
Core deposit intangible assets (3-12 yrs.):
Beginning balance                                           5,233             3,318             4,874
Branch acquisition                                            (59)            2,855                 -
Amortization                                               (1,243)             (940)           (1,556)
------------------------------------------------------------------------------------------------------
Ending balance                                              3,931             5,233             3,318
------------------------------------------------------------------------------------------------------
Total intangible assets, net                              $ 9,953           $11,551           $ 9,862
------------------------------------------------------------------------------------------------------

DEPOSITS
Time deposits of $100,000 or more aggregated $191.3 million at December 31, 1996 and $126.1 million at December 31, 1995. Interest expense on such deposits was approximately $9.4 million, $8.6 million, and $3.5 million for 1996, 1995, and 1994, respectively.

        The following table sets forth the maturity distribution of time certificates of deposit:

------------------------------------------------------------------------------------
December 31,                                             1996                   1995
------------------------------------------------------------------------------------
(in thousands)
Within one year                                      $351,816               $305,813
After one but within two years                         51,478                 44,397
After two but within three years                       16,579                 21,414
After three but within four years                      10,414                 12,243
After four but within five years                        4,679                  5,501
After five years                                           97                    216
------------------------------------------------------------------------------------
Total                                                $435,063               $389,584
------------------------------------------------------------------------------------

SHORT-TERM BORROWINGS
Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank (FHLB) advances, with original maturities of one year or less. The Bank has unused lines of credit available for short-term financing of $325 million as well as the capacity for additional FHLB advances of $82 million at December 31, 1996. Securities collateralizing repurchase agreements are held in safekeeping by a non-affiliated financial institutions.
     The details of short-term borrowings are as follows:

------------------------------------------------------------------------------------------------------
(dollars in thousands)                                         1996            1995              1994
------------------------------------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED
Balance at year end                                       $48,000           $78,000           $80,000
Average during the year                                    30,929            30,682            30,158
Maximum month end balance                                  56,000            78,000            87,000
Weighted average rate during the year                        5.53%             5.99%             4.94%
Weighted average rate at December 31                         7.38%             5.73%             5.64%
------------------------------------------------------------------------------------------------------
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end                                       $40,244           $17,945           $10,587
Average during the year                                    23,893            16,516            24,418
Maximum month end balance                                  40,244            20,225            61,370
Weighted average rate during the year                        4.32%             5.23%             4.19%
Weighted average rate at December 31                         4.43%             4.84%             4.83%
------------------------------------------------------------------------------------------------------
OTHER SHORT-TERM BORROWINGS
Balance at year end                                       $     -           $20,000           $50,000
Average during the year                                    18,370            33,398            18,507
Maximum month end balance                                  50,000            50,000            50,000
Weighted average rate during the year                        5.45%             5.98%             4.53%
Weighted average rate at December 31                            -%             5.88%             6.13%
------------------------------------------------------------------------------------------------------

OTHER BORROWINGS
Other borrowings consists of obligations having an original maturity at issuance of more than one year. A summary of other borrowings follows:

                                     Maturity       Interest           Year end outstanding
(dollars in thousands)                 Date           Rate              1996           1995
-------------------------------------------------------------------------------------------
Company:
     Promissory note                      -          10.89%          $     -         $2,857
Bank:
     FHLB advance                      1997           5.59            20,000              -
     FHLB advance                      2008           5.33               145            155
     FHLB advance                      2008           7.20                50              -
-------------------------------------------------------------------------------------------
Total                                                                $20,195         $3,012
-------------------------------------------------------------------------------------------

FHLB advances are collateralized by the FHLB stock owned by the Bank and certain of its real estate mortgage loans.

INCOME TAXES
Deferred income taxes are recognized for temporary differences between the financial statement carrying amount and tax basis of assets and liabilities.
     Total income taxes were allocated as follows:

--------------------------------------------------------------------------------------------------
Year ended December 31,                                      1996            1995            1994
--------------------------------------------------------------------------------------------------
(in thousands)
Income before income taxes                                $ 7,108         $ 5,756         $ 3,482
Stockholders' equity, capital surplus,
 stock options exercised                                      (36)           (388)           (147)
Stockholders' equity, unrealized gain
 (loss) on securities                                      (3,005)          4,900          (3,503)
--------------------------------------------------------------------------------------------------
Total                                                     $ 4,067         $10,268         $  (168)
--------------------------------------------------------------------------------------------------

The significant components of income taxes are:

--------------------------------------------------------------------------------------------------
Year ended December 31,                                      1996            1995            1994
--------------------------------------------------------------------------------------------------
(in thousands)
Current:
  Federal                                                 $ 6,331         $ 4,718         $ 2,926
  State                                                     1,437           1,326             750
                                                            7,768           6,044           3,676
--------------------------------------------------------------------------------------------------
Deferred:
  Federal                                                    (472)           (237)           (171)
  State                                                      (188)            (51)            (23)
--------------------------------------------------------------------------------------------------
                                                             (660)           (288)           (194)
--------------------------------------------------------------------------------------------------
Total                                                     $ 7,108         $ 5,756         $ 3,482
--------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

-----------------------------------------------------------------------------------------------
December 31,                                                               1996            1995
-----------------------------------------------------------------------------------------------
(in thousands)
Deferred tax assets:
  Allowance for loan losses                                              $4,103          $3,557
  Unrealized loss on securities available
   for sale                                                               1,057               -
  Deferred compensation                                                     195             336
  Postretirement benefit obligation                                         557             380
  Other                                                                     446             191
-----------------------------------------------------------------------------------------------
Total gross deferred tax assets                                           6,358           4,464
-----------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Premises and equipment, primarily due to accelerated
   depreciation and valuation allowances                                    582             496
  Differences in assigned values and tax bases of
   assets recognized in acquisitions                                        121             247
  Undistributed earnings of subsidiary                                      379              -
  Unrealized gain on securities available for sale                            -           1,950
  Securities discount accretion                                              54             495
  Other                                                                     279               -
-----------------------------------------------------------------------------------------------
Total gross deferred tax liabilities                                      1,415           3,186
-----------------------------------------------------------------------------------------------
  Net deferred tax assets                                                $4,943          $1,276
-----------------------------------------------------------------------------------------------

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary.

     The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

---------------------------------------------------------------------------------------------------
Year ended December 31,                           1996                  1995                  1994
---------------------------------------------------------------------------------------------------
(in thousands)
Federal income tax at
  statutory rate                                $6,751                $5,280                $3,497
Benefit of federal tax rates
  below statutory rate                             (10)                 (100)                 (100)
Tax exempt income                                 (627)                 (496)                 (428)
Non-deductible expenses                            241                   241                   212
State taxes, net of
  federal tax benefit                              812                   829                   468
Other, net                                         (59)                    2                  (167)
---------------------------------------------------------------------------------------------------
Income taxes                                    $7,108                $5,756                $3,482
---------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE
Included in the other operating expense category are supplies, communication and promotional expense of $2.6 million, $2.7 million, and $2.6 million, and professional fees of $2.4 million, $2.4 million, and $3.0 million, in years 1996, 1995, and 1994, respectively.
     Also included in the other operating expense category are data processing fees of $1.5 million, $1.3 million, and $1.1 million in years 1996, 1995, and 1994, respectively. The future minimum annual commitments for data processing services as of December 31, 1996 were as follows: 1997--$1.4 million; and 1998--$0.9 million. The Company will require similar data processing services after the existing contract expires in August, 1998.

RESTRUCTURING EXPENSE
During 1994, the Company implemented a restructuring plan that included a reduction in work force and the closing of three branch offices. Charges of $1.2 million related to the termination benefits of 35 employees and exit costs relating to the closure of the three offices and professional fees related to the terminations totalling $1.1 million, including $0.7 million for the impairment of long-lived assets, were recognized. Of the activities considered in the exit plan, all the employees were terminated in 1994. Termination benefits of $1.2 million and exit costs totalling $0.3 million were paid and charged to the liability for the restructuring plan. Long lived assets were disposed of at a loss of $0.7 million which was charged to the valuation allowance related to the restructuring. An adjustment reversing the remaining $0.1 million restructuring liability for exit costs was made in 1995 as a reduction in other expense.

COMMITMENTS AND CONTINGENT LIABILITIES
The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Bank's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit standards in making commitments and conditional obligations as it does for on balance sheet instruments. At December 31, 1996, off balance sheet commitments to extend credit for primarily variable rate loans, amounted to $99.3 million secured by $54.2 million in collateral value. The amount of standby letters of credit at December 31, 1996, amounted to $1.9 million secured by $0.2 million in cash.
     At December 31, 1996 and 1995, the Company held no off balance sheet derivative financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, or interest rate caps and floors, and was not subject to the market risk associated with such derivative financial instruments.
     In the normal course of business there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Company.

STOCKHOLDERS' EQUITY
The Company has a Dividend Reinvestment Plan for stockholders under which no new shares of common stock were issued in 1996 and 1995. There were 499,116 shares of common stock reserved for future issuance under the plan at December 31, 1996 (the number of shares available has been adjusted for stock dividends and splits).

     Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years or when the Bank fails to meet certain minimum regulatory capital standards. At December 31, 1996, the Bank has the ability to pay $9.3 million in dividends to the Company without obtaining prior regulatory approval. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.
     The Company currently is authorized to issue 2.5 million shares of preferred stock, no par value, $1.00 stated value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications, and restrictions for each series of preferred stock issued. In November 1994, the Company adopted a Stockholder Rights Plan (Plan) designed to ensure that any potential acquiror of the Company negotiate with the Board of Directors and that all Company stockholders are treated equitably in the event of a takeover attempt. At that time, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar Rights are attached to each share of the Company's common stock issued after November 15, 1994, subject to adjustment. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, begins a tender or exchange offer for 25 percent or more of the Company's outstanding common stock, or an adverse person, as declared by the Board of Directors, acquires 10 percent or more of the Company's outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company's common stock and, therefore, the Rights will be transferred upon the transfer of shares of the Company's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, no par value, and $1.00 stated value per share of the Company at a price of $100.
     The Plan also provides that upon the occurrence of certain specified events, the holders of Rights will be entitled to acquire additional equity interests, in the Company or in the acquiring entity, such interests having a market value of two times the Right's exercise price of $100. The Rights, which expire November 14, 2004, are redeemable in whole, but not in part, at the Company's option prior to the time they are exercisable, for a price of $0.01 per Right.

REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1996, that the Company and the Bank meets all capital adequacy requirements to which it is subject.
     As of December 31, 1996, the most recent notification from The Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.
     The Company and the Bank's actual capital amounts and ratios are also presented in the following table.

                                                                                             To Be Well
                                                                                         Capitalized Under
                                                                       For Capital       Prompt Corrective
                                                    Actual          Adequacy Purposes:   Action Provisions:
-----------------------------------------------------------------------------------------------------------
(dollars in thousands)                         Amount    Ratio       Amount    Ratio       Amount    Ratio
-----------------------------------------------------------------------------------------------------------
As of December 31, 1996:
 Total Capital (to Risk Weighted Assets):
  Company Consolidated                       $106,559   15.31%     $ 55,663    8.00%     $ 69,579   10.00%
  Bank                                       $104,487   15.03%     $ 55,603    8.00%     $ 69,504   10.00%

 Tier 1 Capital (to Risk Weighted Assets):
  Company Consolidated                       $ 97,840   14.06%     $ 27,831    4.00%     $ 41,747    6.00%
  Bank                                       $ 95,777   13.78%     $ 27,802    4.00%     $ 41,702    6.00%

 Tier 1 Capital (to Average Assets):
  Company Consolidated                       $ 97,840    8.70%     $ 44,971    4.00%     $ 56,214    5.00%
  Bank                                       $ 95,777    8.53%     $ 44,910    4.00%     $ 56,137    5.00%
-----------------------------------------------------------------------------------------------------------
As of December 31, 1995
 Total Capital (to Risk Weighted Assets):
  Company Consolidated                       $101,386   16.46%     $ 49,264    8.00%     $ 61,580   10.00%
  Bank                                       $ 99,121   16.12%     $ 49,194    8.00%     $ 61,493   10.00%

 Tier 1 Capital (to Risk Weighted Assets):
  Company Consolidated                       $ 93,671   15.21%     $ 24,632    4.00%     $ 36,948    6.00%
  Bank                                       $ 91,417   14.87%     $ 24,597    4.00%     $ 36,896    6.00%

 Tier 1 Capital (to Average Assets):
  Company Consolidated                       $ 93,671    8.80%     $ 42,581    4.00%     $ 53,226    5.00%
  Bank                                       $ 91,417    8.63%     $ 42,375    4.00%     $ 52,969    5.00%
-----------------------------------------------------------------------------------------------------------

EMPLOYEE BENEFIT PLANS
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS Nonpension benefits are accrued over the employees' active service period, defined as the date of employment up to the date of the employees' eligibility for such benefits. The Company provides certain health care benefits for retired employees. The health care plans are contributory for participating retirees and also requires them to absorb deductibles and coinsurance with contributions adjusted annually to reflect cost sharing provisions and benefit limitations. Substantially all of the employees may become eligible for these benefits if they reach normal retirement age while working for the Company or its subsidiaries. The benefits are provided by the participants choice of health maintenance organizations with community rated premiums or self-insured plans administered by insurance companies, whose premiums are based on the claims paid during the year. The Company funds the cost of post retirement health care as benefits are paid. The Company elected to recognize the transition obligation in the balance sheets and statements of income on a delayed basis over the plan participant's future service periods, estimated to be twenty years.
     The Company used a health care trend rate in calculating its postretirement benefit obligation of 8.5% to 9.5% for 1997, grading down uniformly to 5.5% for 2005 and thereafter.
     Based on the 1996 beginning of the year weighted average discount rate of 7.50%, the effect of a one-percentage-point increase in the assumed health care cost trend rates for each future year on the aggregate of the service and interest cost components of net periodic postretirement health care benefit cost and the accumulated postretirement benefit obligation for health care benefits would increase this amount for 1996 by 20%, to $0.5 million, and by 19%, to $3.0 million, respectively.

     The net postretirement health benefits expense and funded status are as follows:

-------------------------------------------------------------------------------------------
Year ended December 31,                               1996            1995             1994
-------------------------------------------------------------------------------------------
(in thousands)
Service cost                                      $    124         $    90          $   102
Interest cost                                          183             183              178
Net amortization and deferral                           85             102              105
-------------------------------------------------------------------------------------------
Net postretirement benefit cost                   $    392         $   375          $   385
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
December 31,                                          1996            1995
-------------------------------------------------------------------------------------------
(dollars in thousands)
Fair value of plan assets                         $      -         $     -
-------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
 Retired participants                                1,114           1,185
 Fully eligible participants                           337             345
 Other active participants                           1,257           1,220
-------------------------------------------------------------------------------------------
Total accumulated postretirement benefit
 obligation                                          2,708           2,750
-------------------------------------------------------------------------------------------
Deficit of plan assets to projected
 postretirement benefit obligation                  (2,708)         (2,750)
Unrecognized net actuarial loss                        226             147
Unrecognized transition obligation                   1,358           1,787
-------------------------------------------------------------------------------------------
Accrued post retirement benefit cost
 included in other liabilities                    $(1,124)         $  (816)
-------------------------------------------------------------------------------------------
Weighted average discount rate                        7.50%           7.50%
-------------------------------------------------------------------------------------------

EMPLOYEE STOCK OWNERSHIP PLAN The Company has a qualified Employee Stock Ownership Plan for employees who meet certain age and service requirements under which contributions are made by the Bank to a separate trust for the benefit of participating employees. Provisions for contributions to the Plan amounted to $0.6 million in 1996, $0.5 million in 1995, and $0.5 million in 1994.

RETIREMENT SAVINGS PLAN The Company sponsors a savings plan for employees and matched employee contributions up to 3% for 1996, 2% for 1995, and 1% for 1994. Expenses of $0.2 million, $0.1 million, and $0.1 million were recognized for 1996, 1995 and 1994, respectively.

PENSION PLAN The Company has a qualified, noncontributory pension plan covering substantially all employees. Benefits paid from the plan are based on age, years of service, compensation prior to retirement, social security benefits, and are determined in accordance with defined formulas. The Company's policy is to fund the pension plan in accordance with ERISA standards.

The net pension expense and the funded status of the plan are as follows:

----------------------------------------------------------------------------------------------
Year ended December 31,                              1996              1995              1994
----------------------------------------------------------------------------------------------
(in thousands)
Service cost                                      $   454           $   384           $   609
Interest cost                                       1,119               843               736
Actual (return) loss on plan assets                (2,072)           (3,380)               25
Net amortization and deferral                         856             2,230            (1,189)
----------------------------------------------------------------------------------------------
Net pension expense                               $   357           $    77           $   181
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
December 31,                                         1996              1995
----------------------------------------------------------------------------------------------
(dollars in thousands)
Plan assets, fair value of
 primarily listed stocks and
 fixed income securities                          $15,589           $14,879
----------------------------------------------------------------------------------------------
Actuarial present value of benefits for
 services rendered to date:
 Accumulated benefit obligation,
  including vested benefits of $14,605
  in 1996 and $10,837 in 1995                      14,670            10,898
 Additional benefits based on estimated
  future salary levels                              1,240             1,386
----------------------------------------------------------------------------------------------
Projected benefit obligation                       15,910            12,284
----------------------------------------------------------------------------------------------
Excess (deficit) of plan assets over
 projected benefit obligation                        (321)            2,595
Unrecognized net actuarial gain                    (2,673)           (2,078)
Unamortized prior service cost                      4,448             1,151
Unamortized transition asset                       (1,413)           (1,522)
----------------------------------------------------------------------------------------------
Prepaid pension expense included
 in other assets                                  $    41           $   146
----------------------------------------------------------------------------------------------
Weighted average discount rate                       7.50%             7.50%
Assumed increase in future salary                    4.00%             4.00%
Expected rate of return on plan assets               9.00%             9.00%
----------------------------------------------------------------------------------------------

STOCK OPTION PLANS The Company has two stock option plans (Plans). At December 31, 1996, there were 596,538 shares of the Company's common stock reserved for issuance under the Plans. Under the terms of the Plans, options were granted to key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock on the date of the grant. Under the Plans, options may be designated as Incentive Stock Options or as Nonqualified Stock Options. Options granted terminate eight or ten years from the date of the grant.
     In 1995, the Company granted its then Chairman stock options in connection with the discharge of severance obligations of the Company and the Bank under his employment agreement. The agreement issued options covering 136,437 and 28,593 shares with exercise prices of $14.69 and $15.33, respectively, and an expiration date of January 31, 1997 (the number of shares under option and the option price per share have been adjusted for stock dividends). The Company filed a registration statement relating to these option shares which will be issued, upon payment of the exercise price, from authorized, but unissued common stock, or shares held in the treasury. These stock options do not serve to reduce the number available under the previously mentioned Plans.
     At December 31, 1996, there were 319,554 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $3.32 and $2.93, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
1996-expected dividend yield 3.16%, risk-free interest rate of 6.42%, and an expected life of 7 years; 1995 - expected dividend yield 2.96%, risk-free interest rate of 5.57%, and an expected life of 7 years.
     During 1995, there were also options granted in conjunction with a severance agreement, as previously discussed, with a per share weighted-average fair value of $1.45 using the Black Scholes option-pricing model with the following weighted-average assumptions: 1995-expected dividend yield 2.96%, risk-free interest rate of 5.15%, and an expected life of 2 years.

     The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                    1996            1995
------------------------------------------------------------------------
Net income                  As reported          $12,179          $9,329
                            Pro forma             11,801           8,527

Earnings per share          As reported          $  1.43          $ 1.06
                            Pro forma               1.39            0.97
------------------------------------------------------------------------

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.
     The following is a summary of changes in options outstanding:

                                           Number   Weighted Average of
                                               of     Exercise Price of
                                          Options    Options Under Plan
-----------------------------------------------------------------------
Balance, December 31, 1994                392,122                $11.47
-----------------------------------------------------------------------
Granted                                   273,787                 14.82
Exercised                                (213,155)                10.37
Lapsed                                    (97,513)                14.55
-----------------------------------------------------------------------
Balance, December 31, 1995                355,241                $13.87
-----------------------------------------------------------------------
Granted                                   113,925                 15.70
Exercised                                 (17,234)                12.34
Lapsed                                    (10,918)                15.38
-----------------------------------------------------------------------
Balance, December 31, 1996                441,014                $14.37
-----------------------------------------------------------------------

The following table summarizes information concerning currently outstanding and exercisable options:

                                    Options Outstanding                                  Options Exercisable
------------------------------------------------------------------------------------------------------------------
                                          Weighted
                                           Average
                                         Remaining             Weighted                                   Weighted
 Range of                              Contractual              Average                                    Average
 Exercise                Number               Life             Exercise                Number             Exercise
   Prices           Outstanding         (in years)                Price           Exercisable                Price
------------------------------------------------------------------------------------------------------------------
$ 9 - $11                36,465               2.62               $ 9.55                36,465               $ 9.55
$11 - $13                34,404               4.13                11.69                30,162                11.70
$13 - $15               210,923               2.92                14.72               167,090                14.70
$15 - $16               159,223               7.21                15.58                42,207                15.33
------------------------------------------------------------------------------------------------------------------
$ 9 - $16               441,015               4.66               $14.37               275,924               $13.79
------------------------------------------------------------------------------------------------------------------

PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                 1996              1995
------------------------------------------------------------------------------------------------------
(in thousands)
ASSETS
Cash                                                     $  1,799          $    699
Due from subsidiary bank                                       20                99
Securities available for sale                                 352             4,354
Loans                                                          20                20
Investment in subsidiary bank                             104,185           105,766
Other assets                                                   36                96
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                             $106,412          $111,034
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                        $    148          $    133
Long-term debt                                                  -             2,857
------------------------------------------------------------------------------------------------------
Total liabilities                                             148             2,990
Stockholders' equity                                      106,264           108,044
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $106,412          $111,034
------------------------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                      1996              1995              1994
------------------------------------------------------------------------------------------------------
(in thousands)
Dividends from subsidiary bank                           $  9,700          $  4,250          $  5,000
Interest and dividend income                                  180               343               291
Gain on sale of securities available for sale                   3               145                 -
------------------------------------------------------------------------------------------------------
                                                            9,883             4,738             5,291
Interest expense                                              234               369               447
Operating expense                                             402               304               617
------------------------------------------------------------------------------------------------------
Income before income taxes and equity in
 undistributed income of subsidiary bank                    9,247             4,065             4,227
Income tax benefit                                           (170)              (66)             (306)
Equity in undistrubuted income of
 subsidiary bank                                            2,762             5,198             1,975
------------------------------------------------------------------------------------------------------
NET INCOME                                               $ 12,179          $  9,329          $  6,508
------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                            1996              1995              1994
------------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
Net income                                                     $ 12,179           $ 9,329           $ 6,508
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Amortization of premiums and accretion of
   discounts on securities                                          (15)              (27)               13
  Realized gains on sale of securities
   available for sale                                                (3)             (145)                -
  (Increase) decrease in other assets                                62                23                (6)
  Increase (decrease) in other liabilities                           15               (28)               (8)
  Undistributed net income of subsidiary bank                    (2,762)           (5,198)           (1,975)
  Other, net                                                          8                25                 1
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         9,484             3,979             4,533
------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from maturities                                             -                 -             1,000
 Proceeds from sales of securities                                4,979             7,953                 -
 Purchases                                                         (977)           (5,158)           (1,001)
Other, net                                                            -                34               (49)
------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing
  activities                                                      4,002             2,829               (50)
------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Repayment of long-term debt                                      (2,857)             (714)             (714)
Common stock issued, including treasury shares
 reissued                                                         2,030             4,362             2,893
Purchase of treasury stock                                       (7,241)           (7,075)           (3,555)
Cash dividends and payment for fractional shares                 (4,397)           (3,974)           (3,605)
------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                           (12,465)           (7,401)           (4,981)
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                                      1,021              (593)             (498)
Cash and cash equivalents at beginning of year                      798             1,391             1,889
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  1,819           $   798           $ 1,391
------------------------------------------------------------------------------------------------------------

FAIR VALUES OF FINANCIAL INSTRUMENTS A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that imposes the obligation to deliver, receive, or exchange cash or other financial instruments between willing entities on potentially favorable or unfavorable terms. There are no off balance sheet derivative financial instruments at December 31, 1996 and 1995. The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

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

OTHER BORROWINGS The fair value of other borrowings has been estimated using discounted cash flow analyses that apply interest rates currently being offered for notes with similar terms.

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

ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS
---------------------------------------------------------------------------------------------------------
December 31,                                                 1996                           1995
---------------------------------------------------------------------------------------------------------
                                                   Carrying          Fair          Carrying          Fair
(in thousands)                                       Amount         Value            Amount         Value
---------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
Cash and due from banks                            $ 35,790      $ 35,790          $ 44,379      $ 44,379
Loans available for sale                              4,135         4,135             6,089         6,089
Securities available for sale                       369,202       369,202           393,536       393,536
Securities held to maturity                          42,239        42,238            40,311        40,306
Loans:
 Commercial and agricultural                        281,991       280,342           247,320       247,136
 Real estate mortgage                               119,870       120,346           120,972       121,257
 Consumer                                           252,732       255,108           220,093       221,884
---------------------------------------------------------------------------------------------------------
   Total loans                                      654,593       655,796           588,385       590,277
 Less allowance for loan losses                      10,473             -             9,120             -
---------------------------------------------------------------------------------------------------------
 Net loans                                          644,120       655,796           579,265       590,277
Accrued interest receivable                           7,919         7,919             8,967         8,967
---------------------------------------------------------------------------------------------------------
FINANCIAL LIABILITIES
Deposits:
 Interest bearing:
   Savings and money market                         359,141       359,141           352,221       352,221
   Certificates of deposit                          435,063       442,933           389,584       397,845
 Noninterest bearing                                122,115       122,115           131,227       131,227
---------------------------------------------------------------------------------------------------------
   Total deposits                                   916,319       924,189           873,032       881,293
Short-term borrowings                                88,244        88,244           115,945       115,945
Other borrowings                                     20,195        20,185             3,012         3,325
Accrued interest payable                           $  2,431      $  2,431          $  2,430      $  2,430
---------------------------------------------------------------------------------------------------------

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                             DESCRIPTION OF EXHIBITS

Certificate of Incorporation of NBT BANCORP INC., as Amended through
 April 22, 1995.
By-laws of NBT BANCORP INC., as amended and restated through November
 15, 1995.
NBT BANCORP INC. Employee Stock Ownership Plan Amended and restated as of January 1, 1989, including amendments adopted through December 31, 1994.
NBT BANCORP INC. Employee Stock Ownership Plan Amendment #1 dated
 November 13, 1995.
NBT BANCORP INC. Defined Benefit Pension Plan Amended and restated as of October 1, 1989, including Amendments adopted through December 31, 1994.
Amendment #1 dated February 21, 1995 to NBT BANCORP INC. Defined
 Benefit Pension Plan Amended and restated as of October 1, 1989, including Amendments adopted through December 31, 1994.
Amendment #2 dated May 23, 1995 to NBT BANCORP INC. Defined Benefit
 Pension Plan Amended and restated as of October 1, 1989, including Amendments adopted through December 31, 1994.
NBT BANCORP INC. Defined Benefit Pension Plan Amendment #3 dated
 November 13, 1995.
NBT BANCORP INC. Defined Benefit Pension Plan Amendment #4 dated
 January 22, 1996.
NBT Bancorp 401(k) Retirement Plan Adoption Agreement.
Amendment dated November 11, 1994 to the Scudder prototype 401(k) Plan adopted as the NBT Bancorp Inc. 401(k) Retirement Plan.
Amendment dated November 15, 1994 to the 401(k) Plan Adoption Agreement
 for the NBT Bancorp Inc. 401(k) Retirement Plan.
Amendment #1 dated February 21, 1995 to the NBT Bancorp Inc. 401(k)
 Retirement Plan.
NBT BANCORP INC. 401(k) Plan Adoption Agreement Amendment dated
 November 13, 1995.
NBT BANCORP INC. Stock Option Plan dated November 26, 1986, as amended through February 16, 1993.
Amendment dated April 24, 1993 to the NBT BANCORP INC. Stock Option
 Plan dated November 26, 1986, as amended through February 16, 1993. NBT BANCORP INC. 1993 Stock Option Plan.
NBT BANCORP INC. 1997 Executive Incentive Compensation Plan.
Lease of Binghamton Office.
Lease and Lease Extension of Vail Mills Office.
Lease extension of Vail Mills Office.
Lease of Plattsburgh North Office.
Lease of Rome Office.
Lease and Lease Extensions of South Otselic Office.
Lease of Utica Business Park Office.
Lease of Utica Downtown Office.
Change in control agreement with Daryl R. Forsythe.
Supplemental Retirement Agreement between NBT Bancorp Inc., NBT Bank,
 National Association and Daryl R. Forsythe made as of January 1, 1995. Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National
 Association and Daryl R. Forsythe made August 22, 1995.
Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National
 Association and Daryl R. Forsythe made as of August 1, 1995.
NBT Bancorp Inc. and Subsidiaries Master Deferred Compensation Plan of
 Directors, adopted February 11, 1992.
Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National
 Association and (Key Management Group) made as of January 2, 1997. Restricted Stock Agreement between NBT Bancorp Inc. and (Director) made
 January 1, 1997.
Restricted Stock Agreement between NBT Bank, National Association and
 (Director) made January 1, 1997.
Restricted Stock Agreement between NBT Bank, National Association and
 Daryl R. Forsythe made January 1, 1997.
A list of the subsidiaries of the registrant.
Consent of KPMG Peat Marwick LLP.
Financial Data Schedule.

COPIES OF EXHIBITS ARE AVAILABLE UPON PAYMENT OF REPRODUCTION COSTS. SUBMIT YOUR WRITTEN REQUEST TO JOE C. MINOR, SENIOR VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER OF NBT BANCORP INC.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this eleventh day of March, 1997.

                               NBT BANCORP INC.
                                 (Registrant)


                                      By:
                             /s/ DARYL R. FORSYTHE
                         Daryl R. Forsythe, President
                          and Chief Executive Officer


                               /s/ JOE C. MINOR
                         Joe C. Minor, Vice President
                              Treasurer and Chief
                               Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


/s/ DARYL R. FORSYTHE                                      March 11, 1997
---------------------------                                --------------
Daryl R. Forsythe, Director                                DATE

/s/ EVERETT A. GILMOUR                                     March 11, 1997
----------------------------                               --------------
Everett A. Gilmour, Director                               DATE

/s/ PETER B. GREGORY                                       March 11, 1997
--------------------------                                 --------------
Peter B. Gregory, Director                                 DATE

/s/ ANDREW S. KOWALCZYK                                    March 11, 1997
-----------------------------                              --------------
Andrew S. Kowalczyk, Director                              DATE

/s/ JOHN C. MITCHELL                                       March 11, 1997
--------------------------                                 --------------
John C. Mitchell, Director                                 DATE

/s/ PAUL O. STILLMAN                                       March 11, 1997
--------------------------                                 --------------
Paul O. Stillman, Director                                 DATE

                                EXHIBIT INDEX

The following documents are attached as Exhibits to this FORM 10-K or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page number or exhibit cross-reference to the prior filings of the Registrant with the Commission.

FORM
10-K                                                                         Exhibit
Exhibit                                                                      Cross
Number                                                                       Reference
 3.1      Certificate of Incorporation of NBT BANCORP INC., as               *
           Amended through April 22, 1995.
            FORM 10-Q for the quarterly period ended June 30,
             1995, filed August 14, 1995 -- Exhibit 3.1.
 3.2      By-laws of NBT BANCORP INC., as amended and restated               *
           through November 15, 1995.
            FORM 10-K for the year ended December 31, 1994, filed
             March 31, 1995 -- Exhibit 3.3.
10.1      NBT BANCORP INC. Employee Stock Ownership Plan Amended             *
           and restated as of January 1, 1989, including amendments
           adopted through December 31, 1994.
            FORM 10-K for the year ended December 31, 1994, filed
             March 31, 1995 -- Exhibit 10.1.
10.2      NBT BANCORP INC. Employee Stock Ownership Plan                     *
           Amendment #1 dated November 13, 1995.
            FORM 10-K for the year ended December 31, 1995, filed
             March 25, 1996 -- Exhibit 10.2.
10.3      NBT BANCORP INC. Defined Benefit Pension Plan Amended and          *
           restated as of October 1, 1989, including Amendments
           adopted through December 31, 1994.
            FORM 10-K for the year ended December 31, 1994, filed
             March 31, 1995 -- Exhibit 10.2.
10.4      Amendment #1 dated February 21, 1995 to NBT BANCORP INC.           *
           Defined Benefit Pension Plan Amended and restated as of
           October 1, 1989, including Amendments adopted through
           December 31, 1994.
            FORM 10-Q for the quarterly period ended June 30, 1995,
             filed August 7, 1995 -- Exhibit 10.1.
10.5      Amendment #2 dated May 23, 1995 to NBT BANCORP INC.                *
           Defined Benefit Pension Plan Amended and restated as of
           October 1, 1989, including Amendments adopted through
           December 31, 1994.
            FORM 10-Q for the quarterly period ended June 30, 1995,
             filed August 14, 1995 -- Exhibit 10.2.
10.6      NBT BANCORP INC. Defined Benefit Pension Plan Amendment            *
           #3 dated November 13, 1995.
            FORM 10-K for the year ended December 31, 1995, filed
             March 25, 1996 --Exhibit 10.6.
10.7      NBT BANCORP INC. Defined Benefit Pension Plan Amendment            *
           #4 dated January 22, 1996.
            FORM 10-K for the year ended December 31, 1995, filed
             March 25, 1996 -- Exhibit 10.7.
10.8      NBT Bancorp 401(k) Retirement Plan Adoption Agreement.             *
           FORM 10-Q for the quarterly period ended September 30,
              1994 -- Exhibit 10.2.
10.9      Amendment dated November 11, 1994 to the Scudder prototype         *
           401(k) Plan adopted as the NBT Bancorp Inc. 401(k)
           Retirement Plan.
            FORM 10-Q for the quarterly period ended June 30, 1995,
             filed August 14, 1995 -- Exhibit 10.3.

FORM
10-K                                                                         Exhibit
Exhibit                                                                      Cross
Number                                                                       Reference
10.10     Amendment dated November 15, 1994 to the 401(k) Plan               *
           Adoption Agreement for the NBT Bancorp Inc. 401(k)
           Retirement Plan.
            FORM 10-Q for the quarterly period ended June 30, 1995,
             filed August 14, 1995 -- Exhibit 10.4.
10.11     Amendment #1 dated February 21, 1995 to the NBT Bancorp            *
           Inc. 401(k) Retirement Plan.
            FORM 10-Q for the quarterly period ended June 30, 1995,
             filed August 14, 1995 -- Exhibit 10.5.
10.12     NBT BANCORP INC. 401(k) Plan Adoption Agreement                    *
           Amendment dated November 13, 1995.
            FORM 10-K for the year end December 31, 1995, filed
             March 25, 1996 -- Exhibit 10.12.
10.13     NBT BANCORP INC. Stock Option Plan dated November 26,              *
           1986, as amended through February 16, 1993.
            FORM 10-K for the year ended December 31, 1992, filed
            March 31, 1993 -- Exhibit 10.17.
10.14     Amendment dated April 24, 1993 to the NBT BANCORP INC.             *
           Stock Option Plan dated November 26, 1986, as amended
           through February 16, 1993.
            Proxy Statement dated March 15, 1993 for the annual
              meeting to be held April 24, 1993, filed March 23,
              1993 -- Annex A NBT BANCORP INC. 1993 Stock Option
              Plan, Paragraph 22.
10.15     NBT BANCORP INC. 1993 Stock Option Plan.                           *
           Proxy Statement dated March 15, 1993 for the annual
            meeting to be held April 24, 1993, filed March 23,
             1993 -- Annex A.
10.16     NBT BANCORP INC. 1997 Executive Incentive Compensation             Herein
           Plan.
             Document is attached as Exhibit 10.16.
10.17     Lease of Binghamton Office.                                        *
           FORM 10-K for the year ended December 31, 1993, filed
             March 30, 1994 -- Exhibit 10.21.
10.20     Lease and Lease Extension of Vail Mills Office.                    *
           FORM 10-K for the year ended December 31, 1993, filed
             March 30, 1994 -- Exhibit 10.23.
10.21     Lease extension of Vail Mills Office.                              *
           FORM 10-Q for the quarterly period ended September 30,
            1996, filed November 14, 1996 -- Exhibit 10.1.
10.22     Lease of Plattsburgh North Office.                                 *
           FORM 10-K for the year ended December 31, 1993, filed
             March 30, 1994 -- Exhibit 10.24.
10.23     Lease of Rome Office.                                              *
           FORM 10-K for the year ended December 31, 1993, filed
             March 30, 1994 -- Exhibit 10.25.
10.24     Lease and Lease Extensions of South Otselic Office.                *
           FORM 10-K for the year ended December 31, 1993, filed
             March 30, 1994 -- Exhibit 10.26.
10.25     Lease of Utica Business Park Office.                               *
           FORM 10-Q for the quarterly period ended September 30,
            1994, filed November 14, 1994 -- Exhibit 10.01.
10.26     Lease of Utica Downtown Office.                                    *
           FORM 10-K for the year ended December 31, 1995, filed
            March 25, 1996 -- Exhibit 10.26.

FORM
10-K                                                                         Exhibit
Exhibit                                                                      Cross
Number                                                                       Reference
10.27     Change in control agreement with Daryl R. Forsythe.                *
           FORM 10-K for the year ended December 31, 1994, filed
             March 31, 1995 -- Exhibit 10.21.
10.28     Supplemental Retirement Agreement between NBT Bancorp              *
           Inc., NBT Bank, National Association and Daryl R.
           Forsythe made as of January 1, 1995.
             FORM 10-Q for the quarterly period ended September 30,
              1995, filed November 13, 1995 -- Exhibit 10.1.
10.29     Death Benefits Agreement between NBT Bancorp Inc., NBT             *
           Bank, National Association and Daryl R. Forsythe made
           August 22, 1995.
             FORM 10-Q for the quarterly period ended September 30,
              1995, filed November 13, 1995 -- Exhibit 10.2.
10.30     Wage Continuation Plan between NBT Bancorp Inc., NBT Bank,         *
           National Association and Daryl R. Forsythe made as of
           August 1, 1995.
             FORM 10-Q for the quarterly period ended September 30,
              1995, filed November 13, 1995 -- Exhibit 10.4.
10.31     NBT Bancorp Inc. and Subsidiaries Master Deferred                  *
           Compensation Plan of Directors, adopted February 11,
           1992.
             FORM 10-Q for the quarterly period ended September 30,
              1995, filed November 13, 1995 -- Exhibit 10.3.
10.40     Wage Continuation Plan between NBT Bancorp Inc.,  NBT              Herein
           Bank, National Association and (Key Management Group)
           made as of January 2, 1997.
            Document is attached as Exhibit 10.40.
             Substantially identical contracts for the following have
              been omitted:  John R. Bradley, Senior Vice President,
              Commercial Banking Division Head; Martin A. Dietrich,
              Senior Vice President, Retail Division Head; Joe C. Minor,
              Senior Vice President, Chief Financial Officer and
              Treasurer; and John D. Roberts, Senior Vice President,
              Trust Division Head.
10.45     Restricted Stock Agreement between NBT Bancorp Inc. and            Herein
           (Director) made January 1, 1997.
            Document is attached as 10.45.
             Substantially identical contracts for the following
              directors have been omitted:  Andrew S. Kowalczyk, Jr.;
              Paul O. Stillman; John C. Mitchell; Evertt A. Gilmour
              and Peter B. Gregory.
10.50     Restricted Stock Agreement between NBT Bank, National              Herein
           Association and (Director) made January 1, 1997.
            Document is attached as 10.50.
             Substantially identical contracts for the following
              directors have been omitted:  Dan B. Marshman; Kenneth
              M. Axtell; J. Peter Chaplin; Andrew S. Kowalxzyk, Jr.;
              Paul O. Stillman; William L. Owens; C. Vernon Stratton;
              John C. Mitchell; Janet H. Ingraham; Everett A. Gilmour;
              Richard F. Monroe and Peter B. Gregory.
10.55     Restricted Stock Agreement between NBT Bank, National              Herein
           Association and Daryl R. Forsythe made January 1, 1997.
            Document is attached as 10.55.
21        A list of the subsidiaries of the registrant is attached           Herein
           as Exhibit 21.
23        Consent of KPMG Peat Marwick LLP.                                  Herein
           Document is attached as Exhibit 23.
27        Financial Data Schedule.                                           Herein
           Document is attached as Exhibit 27.

                                EXHIBIT 10.16
        NBT BANCORP INC. 1997 Executive Incentive Compensation Plan

                                             January 28, 1997











                           NBT BANCORP INC.

                          Norwich, New York

              1997 EXECUTIVE INCENTIVE COMPENSATION PLAN

                           NBT BANCORP INC.

                          Norwich, New York

              1997 EXECUTIVE INCENTIVE COMPENSATION PLAN
              ------------------------------------------
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

Highlights of the 1997 Executive Incentive Compensation Plan included in the following pages are as follows:

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

                           NBT BANCORP INC.

                           Norwich, New York

The Board of Directors of NBT Bancorp Inc. has established this 1997 Executive Incentive Compensation Plan. The purpose of the Plan is to meet and exceed financial goals and to promote a superior level of performance relative to the bank's competition in its market area. Through payment of incentive compensation beyond base salaries, the Plan provides reward for meeting and exceeding the bank's financial goals.


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


     PLAN YEAR:  The 1997 calendar year.

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


SECTION IV - CALCULATION OF AWARDS
             ---------------------

The Compensation Committee designates the incentive formula as shown in Appendix B. The actual rate of distribution is based upon Company performance. The Compensation Committee will make final decisions with respect to all incentive awards and will have final approval over all incentive awards. The individual participant data regarding maximum award and formulas used in calculation has been customized and appears as Appendex A.


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

The effective date of the Plan shall be January 1, 1997.

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

                             DEFERRED COMPENSATION PLAN
                     FOR OFFICERS OF NBT BANCORP & SUBSIDIARIES
                                 ELECTION AGREEMENT

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

     [ ]  Until the date of my death.

     [ ] Begin annual payments of deferred balance on ____________________ in the amount of 1/5th the balance each year until the balance has been paid in full (5 year payout).

     [ ] Because terms of the plan have changed since my election to defer EICP awards, please discontinue my deferral election and:

     [ ] Roll my deferred account proceeds into the following account at the institution indicated:
          ___________________________________________________________________

          ___________________________________________________________________

     [ ]  Please pay me out in cash, the balance of my account, at this time.

     [ ] I hereby designate the following person or persons as beneficiary hereunder in the event of my death:

     Primary Beneficiary ____________________________________________________

     Secondary Beneficiary __________________________________________________

I hereby revoke any prior election that may be inconsistent with the above.

I acknowledge that I have reviewed the plan and understand that my participation will be subject to the terms and conditions contained in the plan. Words and phrases used in this Election Agreement shall have the meanings assigned by the plan.

Dated this _____ day of _____, 199_.

___________________________________

                               EXHIBIT 10.40

     Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National
                      Association and (Key Management Group)

                                        January 2, 1997




Dear Mr.  :

     NBT Bancorp Inc. (which, together with its wholly-owned subsidiary, NBT Bank, National Association, is referred to as the "Company") considers the stability of its key management group to be essential to the best interests of the Company and its shareholders. The Company recognizes that, as is the case with many publicly-held corporations, the possibility of a change in control may arise and that the attendant uncertainty may result in the departure or distraction of key management personnel to the detriment of the Company and its shareholders.

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

     1.    AGREEMENT TO PROVIDE SERVICES; RIGHT TO TERMINATE.

       (a) TERMINATION PRIOR TO CERTAIN OFFERS. Except as otherwise provided in paragraph (b) below, or in any written employment agreement between you and the Company, the Company or you may terminate your employment at any time. If, and only if, such termination occurs after a change in control of the Company (as defined in Section 6), the provisions of this Agreement regarding payment of severance compensation and benefits shall apply.

       (B) TERMINATION SUBSEQUENT TO CERTAIN OFFERS. In the event a tender offer or exchange offer is made by a person (as defined in Section 6) for more than 30 percent of the combined voting power of the Company's outstanding securities ordinarily having the right to vote at elections of directors ("Voting Securities"), including shares of common stock, no par value, of the Company (the "Company Shares"), you agree that you will not leave the employ of the Company (other than as a result of Disability as such term is defined in Section 6) and will render services to the Company in the capacity in which you then serve until such tender offer or exchange offer has been abandoned or terminated or a change in control of the Company has occurred as a result of such tender offer or exchange offer. If, during the period you are obligated to continue in the employ of the Company pursuant to this Section 1 (b), the Company reduces your compensation, your obligations under this Section 1(b) shall thereupon terminate.

     2. TERM OF AGREEMENT. This Agreement shall commence on the date hereof and shall continue in effect until December 31, 1998, provided, however, that commencing December 31, 1997 and each December 31 thereafter, the remaining term of this Agreement shall automatically be extended for one additional year (to a total of two years) unless at least 90 days prior to such December 31, the Company or you shall have given notice that this Agreement shall not be extended; and provided, however, that if a change in control of the Company shall occur while this Agreement is in effect, this Agreement shall automatically be extended for 24 months from the date the change in control occurs. This Agreement shall terminate if you or the Company terminates your employment prior to a change in control of the Company but without prejudice to any remedy the Company may have for breach of your obligations, if any, under Section 1(b).

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

       (b) TERMINATION WITHOUT CAUSE OR WITH GOOD REASON. If your employment with the Company is terminated without Cause by the Company or with Good Reason by you, then the Company shall pay to you, upon demand, the following amounts (net of applicable payroll taxes):

           (i) Your full base salary plus year-to-date accrued vacation through the Date of Termination at the rate in effect on the date the change in control occurs.

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

       (a) CAUSE. Termination of your employment by the Company for "Cause" shall mean termination because, and only because, you committed an act of fraud, embezzlement, or theft constituting a felony or an act of intentionally against the interests of the Company which causes the Company material injury. Notwithstanding the foregoing, you shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to you a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice to you and and an opportunity for you, together with your counsel, to be heard before the Board), finding that in the good faith opinion of the Board you were guilty of conduct constituting Cause as defined above and specifying the particulars thereof in detail.

       (b) CHANGE IN CONTROL. A "Change in Control" of the Company shall mean:

           (i) A change in control of a nature that would be required to be reported in response to Item 6 (e) of Schedule 14A of Regulation 14A as in effect on the date hereof pursuant to the Securities Exchange Act of 1934 (the "Exchange Act'); provided that, without limitation, such a change in control shall be deemed to have occurred at such time as any Person hereafter becomes the "Beneficial Owner" (as defined in Rule 13d-3 under the Exchange
Act), directly or indirectly, of 30 percent or more of the combined voting power of the Company's Voting Securities; or

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

           (iv) The failure by the Company to provide and credit you with the number of paid vacation days to which you are then entitled in accordance with the Company's normal vacation policy as in effect immediately prior to the change of control.

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

           (viii)Any refusal by the Company to continue to allow you to attend to matters or engage in activities not directly related to the business of the Company which, prior to the change in control, you were permitted by the Board to attend to or engage in.

For purposes of this subsection, "Plan" shall mean any compensation plan such as an incentive or stock option plan or any employee benefit such as a thrift, pension, profit sharing, medical disability, accident, life insurance plan, or a relocation plan or policy or any other plan, program, or policy of the Company intended to benefit employees.

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

       (g) PERSON. The term "Person" shall mean and include any individual, corporation, partnership, group, association, or other "person", as such term is used in Section 14(d) of the Exchange Act, other than the Company or any employee benefit plan(s) sponsored by the Company.

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

     9.    INCREASED SEVERANCE PAYMENTS UPON APPLICATION OF EXCISE TAX.

       (a) ADJUSTMENT OF PAYMENT. In the event any payments or benefits you become entitled to pursuant to the Agreement or any other payments or benefits received or to be received by you in connection with a change in control of the Company or your termination of employment (whether pursuant to the terms of any other agreement, plan, or arrangement, or other wise, with the Company, any person whose actions result in a change in control or any person affiliated with the Company or such person) (collectively the "Severance Payments") will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), the Company shall pay you an additional amount (the "Gross-Up Payment") so that the net amount retained by you, after deduction of the Excise Tax (but before deduction for any federal, state or local income tax) on the Severance Payments and after deduction for the aggregate of any federal, state, or local income tax and Excise Tax upon the Gross-Up Payment, shall be equal to the Severance Payments. For purposes of determining whether any of the Severance Payments will be subject to the Excise Tax and the amount of such Excise Tax, (i) the entire amount of the Severance Payments shall be treated as "parachute payments" within the meaning of Section 280G(b) (2) of the Code and as subject to the Excise Tax, unless and to the extent, in the written opinion of outside tax counsel selected by the Company's independent accountants and reasonably acceptable to you, such payments (in whole or in part) are not subject to the deferred payment or benefit (constituting a part of the Severance Payments) shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d) (3) and (4) of the Code. For purposes of determining the amount of the Gross-Up Payment, you shall be deemed to pay federal income taxes at the highest marginal rate of the federal income taxation applicable to individuals (without taking into account surtaxes or loss or reduction of deductions) for the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rates of taxation in the state and locality of your residence on the date of Termination. In the event that the amount of Excise Tax you are required to pay is subsequently determined to be less than the amount taken into account hereunder, you shall repay to the Company promptly after the time that the amount of such reduction in Excise Tax is finally determined the amount of the reduction, together with the interest on the amount of such reduction at the rate of 6 percent per annum from the date of the Gross-Up Payment, plus, if in the written opinion of outside tax counsel selected by the Company's independent accountants and reasonably acceptable to you, such payment (or a portion thereof) was not taxable income to you when reported or is deductible by you for federal income tax purposes, the net federal income tax benefit you actually realize as a result of making such payment pursuant to this sentence. In the event that the amount of Excise Tax you are required to pay is subsequently determined to exceed the amount taken into account hereunder, the Company shall make an additional Gross-Up Payment in the manner set forth above in respect of such excess (plus any interest, additions to tax, or penalties payable by you with respect to such excess) promptly after the time that the amount can be reasonably determined.

       (b) TIME OF PAYMENT: ESTIMATED PAYMENTS. The payments provided for in subsection (a) above, shall be made not later than the fifth business day following the Date of Termination; provided, however, that if the amount of such payments cannot be finally determined on or before such day, the Company shall pay to you on such day an estimate, as determined in good faith by the Company, of the minimum amount of such payments, and shall pay the remainder of such payments (together with interest at the rate of 6 percent per annum) as soon as the amount thereof can be determined. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Company to you, payable on the fifth day after demand by the Company (together with interest at the rate of 6 percent per annum).

    10. MISCELLANEOUS. No provision of this Agreement may be modified, waived, or discharged unless such modification, waiver, or discharge is agreed to in writing signed by you and the Chief Executive Officer or President of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or of compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same, or at any prior or subsequent, time. No agreements or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement. The validity, interpretation, construction, and performance of this Agreement shall be governed by laws of the State of New York without giving effect to the principles of conflict of laws thereof.

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

    13. PAYMENTS DURING CONTROVERSY. Notwithstanding the dependency of any dispute or controversy, the Company will continue to pay you your full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, base salary and installments of incentive compensation) and continue you as a participant in all compensation, benefit, and insurance plans in which you were participating when the notice giving rise to the dispute was given, until the dispute is finally resolved in accordance with Section 7(c). Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement. You shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

If this letter correctly sets forth our agreement on the subject matter hereof, kindly sign and return to the Company the enclosed copy of this letter, which will then constitute our agreement on this subject.

                                        Very truly yours,

                                        NBT BANCORP INC.


                                        By:  /s/
                                             _________________________
AGREED TO:

/s/
______________________________                                  idpc/rr

                               EXHIBIT 10.45

 Restricted Stock Agreement Between NBT Bancorp Inc. and (Director)

                   RESTRICTED STOCK AGREEMENT
                             BETWEEN
                 NBT BANCORP INC. AND (Director)


     AGREEMENT made as of January 1, 1997 by and between NBT Bancorp Inc. ("Company") and DIRECTOR ("Participant"):

     WHEREAS, the Participant is a Director of the Company and, as such, receives an annual retainer fee in addition to fees for meeting attendance. The Company and Participant agree that the Participant is entitled to receive the retainer fee in Company Stock subject to the conditions specified below.

     THEREFORE, in consideration of the mutual promises and covenants contained herein, it is hereby agreed as follows:

1.   AWARD OF SHARES.
Under the terms of this Agreement, the Company has awarded the Participant a Restricted stock award on January 1, 1997 ("Award Date"), covering 165 shares of NBT Bancorp Inc. Common Stock, with a fair market value equal to $3,011.25 (annual director's retainer), subject to the terms, conditions and restrictions set forth in this agreement.

2.   AWARD RESTRICTIONS.
The shares covered by restricted stock award shall vest in accordance with the schedule set forth below:

    Full Years Elapsed from Award Date      Percent Vested
                     1                             33%
                     2                             66%
                     3                            100%


Upon the vesting of any part of the restricted stock award by virtue of the lapse of the restriction period set forth above or under Section 4 of this Agreement, the Company shall cause a stock certificate covering the requisite number of shares in the name of the Participant or beneficiary(ies) to be distributed within 30 days after vesting. Upon receipt of such stock certificate(s), the Participant or beneficiary(ies) are free to hold or dispose of such certificate at will.

During the restriction period, the shares covered by the restricted stock award not already vested are not transferable by the Participant by means of sale, assignment, exchange, pledge, or otherwise. However, the restriction period will lapse upon a change of ownership control within the meaning of Internal Revenue Code Section 368(c) of Company or NBT Bancorp Inc. The lapse ofthe restriction period will cause the restricted stock award to be fully vested.

3.   STOCK CERTIFICATES.
The stock certificate(s) evidencing the restricted stock award shall be registered in the name of the Participant as of the Award Date. Physical possession or custody of such stock certificate(s) shall be retained by the Company until such time as the shares are vested (i.e. the restriction period lapses). The Company reserves the right to place a legend on the stock certificate(s) restricting the transferability of such certificate(s).

During the restriction period, except as otherwise provided in Section 2 of this Agreement, the Participant shall be entitled to all rights of a stockholder of the Company, including the right to vote the shares and receive cash dividends. Stock dividends declared by the Company will be characterized as restricted stock, and distributed with the principle restricted stock.

4.   TERM OF DIRECTORSHIP.
If the Participant terminates board membership with the Company due to death, disability, retirement, or failure to be re-elected or re-appointed, the restricted stock award, to the extent not already vested, shall vest in full as of the date of such termination. Voluntary resignation or removal for cause will result in forfeiture of the non-vested grants. The Participant may designate a beneficiary(ies) to receive the stock certificate representing that portion of the restricted stock award automatically vested upon death. The participant has the right to change such beneficiary designation at will.

5.   DUTY TO NOTIFY.
It is the Participant's duty to notify the Company in the event an Internal Revenue Code Section 83(b) election is made in the year of the award.

6.   WITHHOLDING TAXES.
The Company shall have the right to retain and withhold from any payment under the restricted stock awarded the amount of taxes required by any government to be withheld or otherwise deducted and paid with respect to such payment. At its discretion, the Company may require a Participant receiving shares of Common Stock under a restricted stock award to reimburse the Company for any such taxes required to be withheld by the Company and withhold any distribution in whole or in part until the Company is so reimbursed. In lieu thereof, the Company shall have the right to withhold from any other cash amounts due or to become due from the Company to the Participant an amount equal to such taxes required to be withheld by the Company to reimburse the Company for any such taxes or retain and withhold a number of shares having a market value not less than the amount of such taxes and cancel (in whole or in part) any such shares so withheld in order to reimburse the Company for any such taxes.

7.   IMPACT ON OTHER BENEFITS.
The value of the restricted stock award (either on the Award Date or at the time the shares are vested) shall not be includable as compensation or earnings for purposes of any other benefit plan offered by the Company.

8.   ADMINISTRATION.
The Compensation Committee shall have full authority and discretion to decide all matters relating to the administration and interpretation of this Agreement. The Compensation Committee shall have full power and authority to pass and decide upon cases in conformity with the objectives of this Agreement under such rules as the Board of Directors of the Company may establish.

Any decision made or action taken by the Company, the Board of Directors, or the Compensation Committee arising out of, or in connection with, the administration, interpretation, and effect of this Agreement shall be at their absolute discretion and will be conclusive and binding on all parties. No member of the Board of Directors, Compensation Committee, or employee of the Company shall be liable for any act or action hereunder, whether of omission or commission, by the Participant or by any agent to whom duties in connection with the administration of this Agreement have been delegated in accordance with the provision of this Agreement.

9.   COMPANY RELATION WITH PARTICIPANTS.
Nothing in this Agreement shall confer on the Participant any right to continue as a director of the Company.

10.  FORCE AND EFFECT.
The various provisions of this Agreement are severable in their entirety. Any determination of invalidity or unenforceability of any one provision shall have no effect on the continuing force and effect of the remaining provisions.

11.  GOVERNING LAWS.
Except to the extent pre-empted under federal law, the provisions of this Agreement shall be construed, administered and enforced in accordance with the domestic internal law of the State of New York.

12.  ENTIRE AGREEMENT.
This Agreement contains the entire understanding of the parties and shall not be modified or amended except in writing and duly signed by the parties. No waiver by either party of any default under this Agreement shall be deemed a waiver of any later default.


     IN WITNESS WHEREOF, the parties have executed this Agreement on this _____ day of ________, ________



                                NBT BANCORP INC.

                                By_______________________________
                                     President


                                And
                                by_______________________________
                                   Vice President


                                  _______________________________
                                   Signature of Participant


                                  _______________________________
                                   Name of Participant
                                     (please print)

     I direct that all amounts payable at my death under the terms of a certain NBT Bank, N.A. Agreement for Deferral of Receipt of Compensation be paid as provided below. As used below "survive me" means "survive me by more than 30 days." (Fill in the blank(s) of only one of the following)

1. To ______________________, if such person survives me, otherwise in equal shares to my children who survive me; but if any child of mine does not survive me and leaves a child or children, then such child's share equally to his or her children, who survive me. At this time, my children are
   ____________________________________________________________.

2. To my children who survive me in equal shares but if any child of mine does not survive me and leaves a child or children, then such child's share equally to his or her children who survive me. At this time my children are_________________________________________________________
   _______________________________________.

3. To ______________________, trustee (or any successor trustee) of a trust agreement of which I am the grantor dated ______________________________.

4. To:__________________________________________________________
   _____________________________________________________________
   _____________________________________________________________
   _____________________________________________________________
   _______________________

   DATED this ________ day of ___________________________.





                                _______________________________
                                Signature of Participant



                                 ___________________________
                                   Name of Participant
                                   (please print)

                                EXHIBIT 10.50

    Restricted Stock Agreement between NBT Bank, National Association and (Director)

                          RESTRICTED STOCK AGREEMENT
                                  BETWEEN
                        NBT BANK, N.A. AND (DIRECTOR)


     AGREEMENT made as of January 1, 1997 by and between NBT Bank, N.A. ("Company") and DIRECTOR ("Participant"):

     WHEREAS, the Participant is a Director of the Company and, as such, receives an annual retainer fee in addition to fees formeeting attendance. The Company and Participant agree that the Participant is entitled to receive the retainer fee in Company Stock subject to the conditions specified below.

     THEREFORE, in consideration of the mutual promises and covenants contained herein, it is hereby agreed as follows:

1.   AWARD OF SHARES.
Under the terms of this Agreement, the Company has awarded the Participant a Restricted stock award on January 1, 1997 ("Award Date"), covering 165 shares of NBT Bancorp Inc. Common Stock, with a fair market value equal to $3,011.25 (annual director's retainer), subject to the terms, conditions and restrictions set forth in this agreement.

2.   AWARD RESTRICTIONS.
The shares covered by restricted stock award shall vest in accordance with the schedule set forth below:

   Full Years Elapsed from Award Date      Percent Vested
                    1                             33%
                    2                             66%
                    3                            100%


Upon the vesting of any part of the restricted stock award by virtue of the lapse of the restriction period set forth above or under Section 4 of this Agreement, the Company shall cause a stock certificate covering the requisite number of shares in the name of the Participant or beneficiary(ies) to be distributed within 30 days after vesting. Upon receipt of such stock certificate(s), the Participant or beneficiary(ies) are free to hold or dispose of such certificate at will.

During the restriction period, the shares covered by the restricted stock award not already vested are not transferable by the Participant by means of sale, assignment, exchange, pledge, or otherwise. However, the restriction period will lapse upon a change of ownership control within the meaning of Internal Revenue Code Section 368(c) of Company or NBT Bancorp Inc. The lapse of the restriction period will cause the restricted stock award to be fully vested.

3.   STOCK CERTIFICATES.
The stock certificate(s) evidencing the restricted stock award shall be registered in the name of the Participant as of the Award Date. Physical possession or custody of such stock certificate(s) shall be retained by the Company until such time as the shares are vested (i.e. the restriction period lapses). The Company reserves the right to place a legend on the stock certificate(s) restricting the transferability of such certificate(s).

During the restriction period, except as otherwise provided in Section 2 of this Agreement, the Participant shall be entitled to all rights of a stockholder of the Company, including the right to vote the shares and receive cash dividends. Stock dividends declared by the Company will be characterized as restricted stock, and distributed with the principle restricted stock.

4.   TERM OF DIRECTORSHIP.
If the Participant terminates board membership with the Company due to death, disability, retirement, or failure to be re-elected or re-appointed, the restricted stock award, to the extent not already vested, shall vest in full as of the date of such termination. Voluntary resignation or removal for cause will result in forfeiture of the non-vested grants. The Participant may designate a beneficiary(ies) to receive the stock certificate representing that portion of the restricted stock award automatically vested upon death. The participant has the right to change such beneficiary designation at will.

5.   DUTY TO NOTIFY.
It is the Participant's duty to notify the Company in the event an Internal Revenue Code Section 83(b) election is made in the year of the award.

6.   WITHHOLDING TAXES.
The Company shall have the right to retain and withhold from any payment under the restricted stock awarded the amount of taxes required by any government to be withheld or otherwise deducted and paid with respect to such payment. At its discretion, the Company may require a Participant receiving shares of Common Stock under a restricted stock award to reimburse the Company for any such taxes required to be withheld by the Company and withhold any distribution in whole or in part until the Company is so reimbursed. In lieu thereof, the Company shall have the right to withhold from any other cash amounts due or to become due from the Company to the Participant an amount equal to such taxes required to be withheld by the Company to reimburse the Company for any such taxes or retain and withhold a number of shares having a market value not less than the amount of such taxes and cancel (in whole or in part) any such shares so withheld in order to reimburse the Company for any such taxes.

7.   IMPACT ON OTHER BENEFITS.
The value of the restricted stock award (either on the Award Date or at the time the shares are vested) shall not be includable as compensation or earnings for purposes of any other benefit plan offered by the Company.

8.   ADMINISTRATION.
The Compensation Committee shall have full authority and discretion to decide all matters relating to the administration and interpretation of this Agreement. The Compensation Committee shall have full power and authority to pass and decide upon cases in conformity with the objectives of this Agreement under such rules as the Board of Directors of the Company may establish.

Any decision made or action taken by the Company, the Board of Directors, or the Compensation Committee arising out of, or in connection with, the administration, interpretation, and effect of this Agreement shall be at their absolute discretion and will be conclusive and binding on all parties. No member of the Board of Directors, Compensation Committee, or employee of the Company shall be liable for any act or action hereunder, whether of omission or commission, by the Participant or by any agent to whom duties in connection with the administration of this Agreement have been delegated in accordance with the provision of this Agreement.

9.   COMPANY RELATION WITH PARTICIPANTS.
Nothing in this Agreement shall confer on the Participant any right to continue as a director of the Company.

10.  FORCE AND EFFECT.
The various provisions of this Agreement are severable in their entirety. Any determination of invalidity or unenforceability of any one provision shall have no effect on the continuing force and effect of the remaining provisions.

11.  GOVERNING LAWS.
Except to the extent pre-empted under federal law, the provisions of this Agreement shall be construed, administered and enforced in accordance with the domestic internal law of the State of New York.

12.  ENTIRE AGREEMENT.
This Agreement contains the entire understanding of the parties and shall not be modified or amended except in writing and duly signed by the parties. No waiver by either party of any default under this Agreement shall be deemed a waiver of any later default.

     IN WITNESS WHEREOF, the parties have executed this Agreement on this _____ day of ________, ________


                                 NBT BANK, N.A.

                                By_______________________________
                                        President


                                And
                                by_______________________________
                                        Vice President


                                  _______________________________
                                        Signature of Participant


                                  ______________________________
                                        Name of Participant
                                             (please print)

          INTERNAL REVENUE CODE SECTION 83(b) ELECTION



Taxpayer's Name:
Address:
        _________________________________________________________________

        _________________________________________________________________

Taxpayer's Social Security Number _____-___-_______

Description of property transferred:    _________ Shares of restricted common
                                        stock of NBT Bancorp Inc.

Date(s) of property transfer ______________________________________________

Calendar year for which the election is being made: _______________________

Nature of the restriction to which the property is subject: THE COMMON STOCK WILL BECOME FULLY VESTED AFTER THREE YEARS, WITH ONE-THIRD OF THE SHARES VESTING AT THE END OF YEARS ONE, TWO AND THREE. TERMINATION OF EMPLOYMENT WITH NBT BANK, N.A. PRIOR TO THE COMPLETION OF THE THREE-YEAR TERM WILL RESULT IN FORFEITURE OF THE RESTRICTED STOCK.

Amount paid for the property:  NONE

Fair market value of the property at the time of transfer as determined without regard to any lapse restrictions $___________ per share of NBT Bancorp Inc. stock


I hereby certify that a copy of this election has been furnished to NBT Bank, N.A. and NBT Bancorp Inc.



                                ______________________________
                                     Signature of Taxpayer

                                ______________________________
                                     Date

                            BENEFICIARY DESIGNATION

     I direct that all amounts payable at my death under the terms of a certain NBT Bank, N.A. Agreement for Deferral of Receipt of Compensation be paid as provided below. As used below "survive me" means "survive me by more than 30 days." (Fill in the blank(s) of only one of the following)

1. To ______________________, if such person survives me, otherwise in equal shares to my children who survive me; but if any child of mine does not survive me and leaves a child or children, then such child's share equally to his or her children, who survive me. At this time, my children are
   ____________________________________________________________.

2. To my children who survive me in equal shares but if any child of mine does not survive me and leaves a child or children, then such child's share equally to his or her children who survive me. At this time my children are__________________________________________________________
   _______________________________________.

3. To ______________________, trustee (or any successor trustee) of a trust agreement of which I am the grantor dated ______________________________.

4. To:____________________________________________________________________
   _______________________________________________________________________
   _______________________________________________________________________
   _______________________________________________________________________
   ________________________

   DATED this ________ day of ___________________________.





                                _______________________________
                                Signature of Participant



                                 ___________________________
                                   Name of Participant
                                   (please print)

                                EXHIBIT 10.55

      Restricted Stock Agreement Between NBT Bank, National Association
                            and Daryl R. Forsythe

                         RESTRICTED STOCK AGREEMENT
                                  BETWEEN
                   NBT BANK, N.A. AND DARYL R. FORSYTHE



     AGREEMENT made as of January 1, 1997 by and between NBT Bank, N.A. ("Company") and DARYL R. FORSYTHE ("Participant"):

     WHEREAS, the Company maintains the 1996 Executive Incentive Compensation Plan (EICP), and the NBT Bank, N.A. Agreement for Deferral of Receipt of Compensation ("Deferral Agreement") under which the Participant is entitled to receive Company stock subject to the conditions specified in the Deferral Agreement;

     THEREFORE, in consideration of the mutual promises and covenants contained herein, it is hereby agreed as follows:

1.   AWARD OF SHARES.
Under the terms of the Deferral Agreement, the Company has awarded the Participant a restricted stock award on ____________, 19___ ("Award Date"), covering ________ shares of NBT Bancorp Inc. Common Stock, with a fair market value on such date equal to 25% of the deferred amount under the Deferral Agreement, subject to the terms, conditions and restrictions set forth in this Agreement.

2.   AWARD RESTRICTIONS.
The shares covered by restricted stock award shall vest in accordance with the schedule set forth below:

   Full Years Elapsed from Award Date     Percent Vested
                    3                             33%
                    4                             66%
                    5                            100%


Upon the vesting of any part of the restricted stock award by virtue of the lapse of the restriction period set forth above or under Section 4 of this Agreement, the Company shall cause a stock certificate covering the requisite number of shares in the name of the Participant or beneficiary(ies) to be distributed within 30 days after vesting. Upon receipt of such stock certificate(s), the Participant or beneficiary(ies) are free to hold or dispose of such certificate at will.

During the restriction period, the shares covered by the restricted stock award not already vested are not transferable by the Participant by means of sale, assignment, exchange, pledge, or otherwise. However, the restriction period will lapse upon a change of ownership control within the meaning of Internal Revenue Code Section 368(c) of Company or NBT Bancorp Inc. The lapse of the restriction period will cause the restricted stock award to be fully vested. To the extent that such vesting, combined with any other payment, will cause taxation under Internal Revenue Code Section 280G
(a parachute payment), the total amount of payment will be reduced to avoid such tax.

3.   STOCK CERTIFICATES.
The stock certificate(s) evidencing the restricted stock award shall be registered in the name of the Participant as of the Award Date. Physical possession or custody of such stock certificate(s) shall be retained by the Company until such time as the shares are vested (i.e. the restriction period lapses). The Company reserves the right to place a legend on the stock certificate(s) restricting the transferability of such certificate(s).

During the restriction period, except as otherwise provided in Section 2 of this Agreement, the Participant shall be entitled to all rights of a stockholder of the Company, including the right to vote the shares and receive cash dividends. Pursuant to the Deferral Agreement, at the election of the Participant, cash dividends are payable to the Participant at declaration or may be deferred. Stock dividends declared by the Company will be characterized as restricted stock, and distributed with the principle restricted stock.

4.   EMPLOYMENT.
If the Participant terminates employment with the Company due to death or total permanent disability during the restriction period, the restricted stock award, to the extent not already vested, shall vest in full as of the date of such termination. Disability eligibility will be determined at the discretion of the Board of Directors. Termination of the Participant's employment with the Company for any other reason shall result in forfeiture of the restricted stock award on the date of termination to the extent not already vested. The Participant may designate a beneficiary(ies) to receive the stock certificate representing that portion of the restricted stock award automatically vested upon death. The Participant has the right to change such beneficiary designation at will.

5.   DUTY TO NOTIFY.
It is the Participant's duty to notify the Company in the event an Internal Revenue Code Section 83(b) election is made in the year of the award.

6.   WITHHOLDING TAXES.
The Company shall have the right to retain and withhold from any payment under the restricted stock awarded the amount of taxes required by any government to be withheld or otherwise deducted and paid with respect to such payment. At its discretion, the Company may require a Participant receiving shares of Common Stock under a restricted stock award to reimburse the Company for any such taxes required to be withheld by the Company and withhold any distribution in whole or in part until the Company is so reimbursed. In lieu thereof, the Company shall have the right to withhold from any other cash amounts due or to become due from the Company to the Participant an amount equal to such taxes required to be withheld by the Company to reimburse the Company for any such taxes or retain and withhold a number of shares having a market value not less than the amount of such taxes and cancel (in whole or in part) any such shares so withheld in order to reimburse the Company for any such taxes.

7.   IMPACT ON OTHER BENEFITS.
The value of the restricted stock award (either on the Award Date or at the time the shares are vested) shall not be includable as compensation or earnings for purposes of any other benefit plan offered by the Company.

8.   ADMINISTRATION.
The Compensation Committee shall have full authority and discretion (subject only to the express provisions of the Deferral Agreement), to decide all matters relating to the administration and interpretation of the Deferral Agreement and this Agreement. The Compensation Committee shall have full power and authority to pass and decide upon cases in conformity with the objectives of this Agreement under such rules as the Board of Directors of the Company may establish.

Any decision made or action taken by the Company, the Board of Directors, or the Compensation Committee arising out of, or in connection with, the administration, interpretation, and effect of this Agreement shall be at their absolute discretion and will be conclusive and binding on all parties. No member of the Board of Directors, Compensation Committee, or employee of the Company shall be liable for any act or action hereunder, whether of omission or commission, by the Participant or by any agent to whom duties in connection with the administration of this Agreement have been delegated in accordance with the provision of this Agreement.

9.   EMPLOYER RELATION WITH PARTICIPANTS.
Nothing in the Deferral Agreement or this Agreement shall confer on the Participant any right to continue in the employ of the Company or in any way affect the Company's right to terminate the Participant's employment without prior notice at any time for any or no reason.

10.  AMENDMENT.
This Agreement shall be subject to the terms of the Deferral Agreement as amended except that the restricted stock award that is the subject to this agreement may not in any way be restricted or limited by any Deferral Agreement amendment or termination approved after the date of the award without the Participant's written consent.

11.  FORCE AND EFFECT.
The various provisions of this Agreement are severable in their entirety. Any determination of invalidity or unenforceability of any one provision shall have no effect on the continuing force and effect of the remaining provisions.

12.  GOVERNING LAWS.
Except to the extent pre-empted under federal law, the provisions of this Agreement shall be construed, administered and enforced in accordance with the domestic internal law of the State of New York.

13. ENTIRE AGREEMENT.
This Agreement contains the entire understanding of the parties and shall not be modified or amended except in writing and duly signed by the parties. No waiver by either party of any default under this Agreement shall be deemed a waiver of any later default.


     IN WITNESS WHEREOF, the parties have executed this Agreement on this 28th day of January, 1997.



                                NBT BANK, N.A.

                                By /s/ Joe C. Minor
                                   _______________________________
                                     S. Vice President, CFO


                                And
                                by_______________________________
                                        Vice President


                                   /s/ Daryl R. Forsythe
                                  -------------------------------
                                        Signature of Participant


                                       DARYL R. FORSYTHE
                                  -------------------------------
                                        Name of Participant
                                        (please print)

                    INTERNAL REVENUE CODE SECTION 83(B) ELECTION


Taxpayer's Name:   Daryl R. Forsythe
Address:
       _________________________________________________________________

       _________________________________________________________________

Taxpayer's Social Security Number _____-___-_______

Description of property transferred:  _________ Shares of restricted common stock of NBT Bancorp Inc.

Date(s) of property transfer ________________________________________________

Calendar year for which the election is being made: _________________________

NATURE OF THE RESTRICTION TO WHICH THE PROPERTY IS SUBJECT: THE COMMON STOCK WILL BECOME FULLY VESTED AFTER FIVE YEARS, WITH ONE-THIRD OF THE SHARES VESTING AT THE END OF YEARS THREE, FOUR AND FIVE. TERMINATION OF EMPLOYMENT WITH NBT BANK, N.A. PRIOR TO THE COMPLETION OF THE FIVE-YEAR TERM WILL RESULT IN FORFEITURE OF THE RESTRICTED STOCK.

Amount paid for the property:  NONE

Fair market value of the property at the time of transfer as determined without regard to any lapse restrictions $___________ per share of NBT Bancorp Inc. stock

I hereby certify that a copy of this election has been furnished to NBT Bank, N.A. and NBT Bancorp Inc.


                                ______________________________
                                        Signature of Taxpayer

                                ______________________________
                                        Date

                     BENEFICIARY DESIGNATION

     I direct that all amounts payable at my death under the terms of a certain NBT Bank, N.A. Agreement for Deferral of Receipt of Compensation be paid as provided below. As used below "survive me" means "survive me by more than 30 days." (Fill in the blank(s) of only one of the following)

1. To ______________________, if such person survives me, otherwise in equal shares to my children who survive me; but if any child of mine does not survive me and leaves a child or children, then such child's share equally to his or her children, who survive me. At this time, my children are
   ____________________________________________________________.

2. To my children who survive me in equal shares but if any child of mine does not survive me and leaves a child or children, then such child's share equally to his or her children who survive me. At this time my children are__________________________________________________________
   _______________________________________.

3. To ______________________, trustee (or any successor trustee) of a trust agreement of which I am the grantor dated ______________________________.

4. To:__________________________________________________________
   _____________________________________________________________
   _____________________________________________________________
   _____________________________________________________________
   ________________________

   DATED this ________ day of ___________________________.





                                _______________________________
                                Signature of Participant



                                 ___________________________
                                   Name of Participant
                                   (please print)

                                EXHIBIT 21
                List of Subsidiaries of the Registrant

                       SUBSIDIARIES OF THE REGISTRANT

NBT BANCORP INC. has one subsidiary, which is wholly owned:

NBT Bank, National Association
52 South Broad Street
Norwich, New York  13815

Telephone:  (607) 337-6000

E.I.N. 15-0395735

                                EXHIBIT 23

                   Consent of KPMG Peat Marwick LLP

INDEPENDENT AUDITORS' CONSENT


The Board of Directors
NBT Bancorp Inc.:


We consent to incorporation by reference in the registration statements on Form S-3 (File No. 33-12247) and Form S-8 (File Nos. 33-18976, 33-77410 and 333-02925) of NBT Bancorp Inc. of our report dated January 17, 1997, relating to the consolidated balance sheets of NBT Bancorp Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which report has been included herein.




/s/ KPMG Peat Marwick LLP
    KPMG Peat Marwick LLP
Syracuse, New York
March 6, 1997

                                EXHIBIT 27

                         Financial Data Schedule