Form 10-Q
period 1997-03-31
NBT BANCORP INC
filed 1997-05-13
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997.
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the transition period from ________ to ________.


                         COMMISSION FILE NUMBER 0-14703


                                NBT BANCORP INC.
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                     16-1268674
          (State of Incorporation) (I.R.S. Employer Identification No.)

                  52 SOUTH BROAD STREET, NORWICH, NEW YORK 13815
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (607)-337-6000

Indicate by check mark whether the Registrant (1) has filed all reports Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes X No

As of April 30, 1997, there were 9,002,467 shares outstanding, including 460,976 shares held in the treasury, of the Registrant's common stock, No Par, Stated Value $1.00. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                                NBT BANCORP INC.
                    FORM 10-Q --Quarter Ended March 31, 1997


                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

Item 1       Financial Statements (Unaudited)

             Consolidated  Balance Sheets at March 31, 1997,  December 31, 1996,
               and March 31, 1996

             Consolidated Statements of Income for the three month periods ended
              March 31, 1997 and 1996

             Consolidated  Statements  of Cash Flows for the three month periods ended March 31, 1997 and 1996

             Notes to Consolidated Financial Statements at March 31, 1997

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

SIGNATURES

INDEX TO EXHIBITS

NBT BANCORP INC. AND SUBSIDIARY                                    MARCH 31,        December 31,        March 31,
CONSOLIDATED BALANCE SHEETS                                          1997              1996               1996
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                            (UNAUDITED)       (See Notes)        (Unaudited)
ASSETS
Cash and due from banks                                           $   44,968         $   35,790        $   54,114
Loans available for sale                                               4,289              4,135             5,040
Securities available for sale, at fair value                         404,022            369,202           379,425
Securities held to maturity (fair value-$44,378,
 $42,238 and $39,762)                                                 44,380             42,239            39,762
Loans:
 Commercial and agricultural                                         296,123            281,991           254,873
 Real estate mortgage                                                121,005            119,870           120,545
 Consumer                                                            251,681            252,732           219,607
------------------------------------------------------------------------------------------------------------------
  Total loans                                                        668,809            654,593           595,025
 Less allowance for loan losses                                       10,677             10,473             9,173
------------------------------------------------------------------------------------------------------------------
  Net loans                                                          658,132            644,120           585,852
Premises and equipment, net                                           16,547             16,307            16,603
Intangible assets, net                                                 9,616              9,953            11,138
Other assets                                                          20,628             17,240            17,567
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $1,202,582         $1,138,986        $1,109,501
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                     $  104,479         $  122,115        $  139,207
 Savings, NOW, and money market                                      360,452            359,141           364,026
 Time                                                                507,529            435,063           409,478
------------------------------------------------------------------------------------------------------------------
  Total deposits                                                     972,460            916,319           912,711
Short-term borrowings                                                 93,283             88,244            84,540
Other borrowings                                                      20,192             20,195             3,010
Other liabilities                                                      8,791              7,964             6,615
------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                1,094,726          1,032,722         1,006,876
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par, stated value $1.00; shares
 authorized-2,500,000                                                      -                  -                 -
Common stock, no par, stated value $1.00; shares
 authorized-12,500,000; issued  9,002,467, 8,838,437
 and 8,864,430                                                         9,002              8,838             8,442
Capital surplus                                                       85,233             82,731            75,465
Retained earnings                                                     26,369             24,208            25,938
Unrealized (loss) on securities available for sale, net
 of income tax effect                                                 (5,374)            (1,529)           (1,864)
Common stock in treasury at cost, 439,710,
 481,449, and 326,001 shares                                          (7,374)            (7,984)           (5,356)
------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                         107,856            106,264           102,625
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $1,202,582         $1,138,986        $1,109,501
------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY                                                   Three months ended March 31,
CONSOLIDATED STATEMENTS OF INCOME                                             1997                           1996
------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                             (Unaudited)
Interest and fee income:
Loans and loans available for sale                                         $15,198                        $13,695
Securities - taxable                                                         6,685                          5,945
Securities - tax exempt                                                        351                            348
Other                                                                           49                             15
------------------------------------------------------------------------------------------------------------------
 Total interest and fee income                                              22,283                         20,003
------------------------------------------------------------------------------------------------------------------
Interest expense:
Deposits                                                                     8,393                          7,950
Short-term borrowings                                                          985                            640
Other borrowings                                                               281                             80
------------------------------------------------------------------------------------------------------------------
 Total interest expense                                                      9,659                          8,670
------------------------------------------------------------------------------------------------------------------
Net interest income                                                         12,624                         11,333
Provision for loan losses                                                      715                            600
------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                         11,909                         10,733
------------------------------------------------------------------------------------------------------------------
Noninterest income:
Trust income                                                                   686                            654
Service charges on deposit accounts                                            904                            775
Securities gains                                                                17                            792
Other income                                                                   413                            363
------------------------------------------------------------------------------------------------------------------
 Total noninterest income                                                    2,020                          2,584
------------------------------------------------------------------------------------------------------------------
Noninterest expense:
Salaries and employee benefits                                               4,351                          4,452
Net occupancy expense                                                          654                            674
Equipment expense                                                              436                            462
Amortization of intangible assets                                              378                            395
Other operating expense                                                      2,740                          2,603
------------------------------------------------------------------------------------------------------------------
 Total noninterest expense                                                   8,559                          8,586
------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   5,370                          4,731
Income taxes                                                                 1,925                          1,820
------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                                $ 3,445                        $ 2,911
------------------------------------------------------------------------------------------------------------------
Net income per common share                                                $  0.40                        $  0.34
Cash dividends per common share                                            $  0.150                       $  0.124
Average common shares outstanding                                        8,570,564                      8,684,904
------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY                                         Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                   1997                   1996
----------------------------------------------------------------------------------------------------
(dollars in thousands)                                                           (Unaudited)
OPERATING ACTIVITIES:
Net income                                                          $  3,445                $ 2,911
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses                                               715                    600
 Depreciation and amortization of premises and equipment                 357                    381
 Amortization of premiums and accretion of discounts on
  securities                                                             183                    (15)
 Amortization of intangible assets                                       378                    395
 Proceeds from sales of loans originated for sale                      1,090                  1,383
 Loans originated for sale                                            (1,244)                (2,109)
 Realized gains on sales of securities                                   (17)                  (792)
 (Increase) decrease in interest receivable                             (829)                   434
 Increase (decrease) in interest payable                                 576                   (102)
 Other, net                                                              487                  1,265
----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              5,141                  4,351
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from maturities                                             11,217                 12,592
 Proceeds from sales                                                  30,976                 66,003
 Purchases                                                           (83,696)               (72,391)
SECURITIES HELD TO MATURITY:
 Proceeds from maturities                                              2,663                  4,083
 Purchases                                                            (4,804)                (3,602)
Net increase in loans                                                (14,727)                (5,412)
Purchase of premises and equipment, net                                 (597)                  (517)
----------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (58,968)                   756
----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in deposits                                              56,141                 39,679
Net increase (decrease) in short-term borrowings                       5,039                (31,405)
Repayments of other borrowings                                            (3)                    (2)
Common stock issued, including treasury shares reissued                4,078                    815
Purchase of treasury stock                                              (966)                (3,385)
Cash dividends and payment for fractional shares                      (1,284)                (1,074)
----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                             63,005                  4,628
----------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   9,178                  9,735
Cash and cash equivalents at beginning of year                        35,790                 44,379
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $ 44,968               $ 54,114
----------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                          $  9,083               $  8,772
  Income taxes                                                           134                     37
Noncash investing activity:
 Transfer of loans available for sale to loans held to maturity            -                  1,775
----------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1997

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its wholly-owned subsidiary, NBT Bank, N.A. (Bank). All intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.
     The determination of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term. In connection with the determination of the allowance for loan losses management obtains independent appraisals for significant properties.
     Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding during each period after giving retroactive effect to stock dividends. Cash dividends per common share are computed based on declared rates adjusted retroactively for stock dividends.
     The balance sheet at December 31, 1996 has been derived from audited financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers of Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers of servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is based on a consistent application of a financial-components approach that focuses on control. The statement provides consistent standards for distinguishing transfers of financial assets that are sales, from transfers that are secured borrowings. In December 1996, the FASB deferred for one year the effective date of SFAS 125 as it relates to transfers of financial assets and secured borrowings and collateral. Effective January 1, 1997, the Registrant prospectively adopted SFAS No. 125 and the adoption has not had a material impact on the Registrant's financial condition or results of operations.

COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, various commitments and contingent liabilities arise, including commitments to extend credit and standby letters of credit. Also, off balance sheet financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, and interest rate caps, collars and floors bear risk-based on financial market conditions. The following table summarizes the Registrant's exposure to these off balance sheet commitments and contingent liabilities as of March 31, 1997, in thousands of dollars:

                                                                  Contractual or
                                                                  Notional Value
                                                               at March 31, 1997
Financial instruments with off-balance sheet credit risk:
  Commitments to extend credit                                      $115,127,000
  Standby letters of credit                                            1,785,000
Financial instruments with off-balance sheet market risk                    None

NBT BANCORP INC. AND SUBSIDIARY
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiary, NBT Bank, N.A. (Bank) collectively referred to herein as the Company. This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this FORM 10-Q as well as to the Company's 1996 FORM 10-K for an understanding of the following discussion and analysis. The Company has a long history of distributing stock dividends; in December, 1996 a 5% stock dividend was distributed for the thirty-seventh consecutive year. Throughout this discussion and analysis, amounts per common share have been adjusted retroactively for stock dividends and splits for purposes of comparability.

OVERVIEW
Net income of $3.4 million ($0.40 per share) was realized in the first quarter of 1997, representing a 18.3% increase from first quarter 1996 net income of $2.9 million ($0.34 per share). One of the major contributing factors for the increase in net income was increased net interest income. The increase in net interest income was a result of an increase in average earning assets, as loan volume continues to expand. Offsetting this increase was a decline in noninterest income, primarily from the reduction of security gains. Noninterest expense remained comparable between first quarter 1997 and 1996.
     Table 1 depicts several measurements of performance on an annualized basis. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios increased for the quarter compared to the same period a year previous.
     Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. Taxable equivalency adjusts income by increasing tax exempt income to a level that is comparable to taxable income before taxes are applied. The positive trend in net interest margin is critical to the improved profitability of the Company.

TABLE 1
PERFORMANCE MEASUREMENTS
-----------------------------------------------------------------------------------------------------------------
                                               First      Second        Third     Fourth      Twelve        FIRST
                                             Quarter     Quarter      Quarter    Quarter      Months      QUARTER
                                                1996        1996         1996       1996        1996         1997
-----------------------------------------------------------------------------------------------------------------
Return on average assets                       1.09%       0.99%        1.18%      1.12%       1.10%        1.19%
Return on average common equity               10.94%      10.90%       13.28%     12.11%      11.80%       12.82%
Net interest margin                            4.66%       4.64%        4.70%      4.77%       4.69%        4.71%
-----------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest-bearing liabilities, as well as the volumes of such assets and liabilities. Table 2 represents an analysis of net interest income on a federal taxable equivalent basis.
     Net interest income increased $1.3 million for the first quarter of 1997 compared to the same period of 1996. This increase was primarily a result of the $110.8 million increase in average earning assets. Also contributing to the increase in net interest income was the 16 basis point (0.16%) increase in the interest rate spread.
     Total interest income increased $2.3 million over first quarter 1996. This increase is also primarily a result of the increase in average earning assets. During the same time period, total interest expense increased $1.0 million. The cost of interest bearing liabilities decreased 7 basis points. An $118.4 million increase in interest bearing liabilities resulted in the increase in overall interest expense. Both deposits and borrowings experienced significant volume increases between the reporting periods.
     Another important performance measurement of net interest income is the net interest margin. This is computed by dividing annualized FTE net interest income by average earning assets for the period. Net interest margin increased to 4.71% for first quarter 1997, up from 4.66% for the comparable period in 1996. This increase in margin is a function of the increase in yield on earning assets and the decrease in the rate paid on interest bearing liabilities.

TABLE 2
COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME
------------------------------------------------------------------------------------------------------------------------------
                                                  Three months ended March 31,
    ANNUALIZED
    YIELD/RATE                                                              AMOUNTS                        VARIANCE
------------------------------------------------------------------------------------------------------------------------------
  1997       1996   (dollars in thousands)                            1997         1996        TOTAL        VOLUME        RATE
  ----       ----                                                     ----         ----        -----        ------        ----
 4.26%      4.86%   Interest bearing deposits                      $     2      $     5     $    (3)      $    (2)     $   (1)
 5.27%      7.31%   Federal funds sold                                   6            1           5             5           -
 5.16%      5.05%   Other short-term investments                        41            9          32            32           -
 6.71%      6.39%   Securities available for sale                    6,500        5,703         797           552         245
 7.69%      8.45%   Loans available for sale                            82          122         (40)          (28)        (12)
                    Securities held to maturity:
 6.72%      7.92%    Taxable                                           206          244         (38)            1         (39)
 6.64%      7.61%    Tax exempt                                        518          532         (14)           62         (76)
 9.28%      9.27%   Loans                                           15,171       13,604       1,567         1,650         (83)
                    ----------------------------------------------------------------------------------------------------------
 8.24%      8.16%   Total interest income                           22,526       20,220       2,306         2,272          34

 2.89%      2.94%   Money Market Deposit Accounts                      678          820        (142)         (122)        (20)
 1.65%      2.05%   NOW accounts                                       472          449          23           125        (102)
 2.86%      3.02%   Savings accounts                                 1,086        1,169         (83)           (9)        (74)
 5.48%      5.33%   Certificates of deposit                          6,157        5,512         645           787        (142)
 4.97%      5.22%   Short-term borrowings                              985          640         345           382         (37)
 5.64%     10.69%   Other borrowings                                   281           80         201           256         (55)
                    ----------------------------------------------------------------------------------------------------------
 4.16%      4.23%   Total interest expense                           9,659        8,670         989         1,419        (430)
                    ----------------------------------------------------------------------------------------------------------
                    Net interest income                            $12,867      $11,550     $ 1,317       $   853      $  464
                    =========================================================================================================
 4.09%      3.93%   Interest rate spread
 4.71%      4.66%   Net interest margin
                    FTE adjustment                                 $   243      $   217
                    ==============                                 =======      =======

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a valuation allowance established to provide for the estimated possible losses related to the collection of the Bank's loan portfolio. The allowance is maintained at a level considered adequate to provide for loan loss exposure based on management's estimate of potential future losses considering an evaluation of portfolio risk, prevailing and anticipated economic factors, and past loss experience. Management determines the provision and allowance for loan losses based on a number of factors including a comprehensive in-house loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify potential problem loans, credit concentration, and other risk factors such as current and projected economic conditions. The allowance for loan loss to outstanding loans at March 31, 1997 is 1.60%, up from 1.54% for the same period in 1996. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.
     Table 3 reflects changes to the allowance for loan loss for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs have decreased 6.6% from the prior year's first quarter. Annualized net charge-offs to average loans has decreased to 0.31% for the first quarter of 1997, down from 0.37% for the comparable period of 1996, indicating improved asset quality. Although asset quality ratios have improved, management feels it prudent to prospectively increase the reserve for loan loss in view of the increased loan volume over the past 18 months.

TABLE 3
ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------
                                                                         Three months ended March 31,
(dollars in thousands)                                            1997                                1996
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                                   $10,473                             $ 9,120
Recoveries                                                         190                                 162
Charge-offs                                                       (701)                               (709)
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                   (511)                               (547)
Provision for loan losses                                          715                                 600
-------------------------------------------------------------------------------------------------------------------
Balance, end of period                                         $10,677                             $ 9,173
-------------------------------------------------------------------------------------------------------------------
COMPOSITION OF NET (CHARGE-OFFS) RECOVERIES
-------------------------------------------------------------------------------------------------------------------
Commercial and agricultural                                    $  (252)   49%                      $  (253)     46%
Real estate mortgage                                                 7    (1%)                         (12)      2%
Consumer                                                          (266)   52%                         (282)     52%
-------------------------------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                                   $  (511)  100%                      $  (547)    100%
-------------------------------------------------------------------------------------------------------------------
Annualized net charge-offs
 to average loans                                                       0.31%                                 0.37%
-------------------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average loans for the year ended
 December 31, 1996                                                                                            0.29%
-------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Table 4 below presents quarterly and period to date noninterest income. Noninterest income for the first quarter of 1997, excluding security gains, increased $0.2 million or 11.8% when compared to first quarter 1996. A major contributor to this increase was service charges on deposit accounts. This is a result of placing emphasis on collection, instead of waiver, of overdraft charges on deposit accounts. Trust income has continued its growth trend as the trust departments managed assets has steadily increased.
     Security gains decreased $0.8 million for the first quarter 1997 as compared to first quarter 1996. This decrease can be attributed to the change in market conditions between the two periods.

TABLE 4
NONINTEREST INCOME
-------------------------------------------------------------------------------------------------
                                  First      Second      Third      Fourth     Twelve       FIRST
                                Quarter     Quarter    Quarter     Quarter     Months     QUARTER
(dollars in thousands)             1996        1996       1996        1996       1996        1997
-------------------------------------------------------------------------------------------------
Trust income                    $  654      $  655     $  654      $  679     $2,642      $  686
Service charges on
 deposit accounts                  775         799        847         951      3,372         904
Securities gains                   792         219        194         (26)     1,179          17
Other income                       363         394        431         481      1,669         413
-------------------------------------------------------------------------------------------------
  Total noninterest income      $2,584      $2,067     $2,126      $2,085     $8,862      $2,020
-------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Table 5 presents components of noninterest expense as well as selected operating efficiency ratios. Total noninterest expense experienced a minimal decline between the quarter ended March 31, 1997 and the same period for 1996.
     Salaries and wages decreased by $0.2 million for the first quarter 1997, compared to the same period during 1996. This salary reduction resulted from a decline of 36 full-time equivalent employees. The majority of this employee reduction was through normal attrition.
     Employee benefits increased $0.1 million in the first quarter 1997 over 1996. Benefit expense increases were primarily due to retirement savings plan contributions and performance based incentives.
     Loan collection and other loan related expenses increased by $0.1 million between first quarter 1997 and the same period in 1996. The increased loan collection expense can be attributed to the Company's efforts to improve the quality of the loan portfolio.

     Two important operating efficiency measures that the Company closely monitors are the efficiency and expense ratios. The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by net interest income plus noninterest income (excluding net security gains and losses and nonrecurring income). The efficiency ratio declined to 57.6% in the first quarter of 1997 from 64.3% in the same period of 1996. This favorable decline was a result of the increase in net interest income, while maintaining noninterest expense at a stable level. The expense ratio is computed as total noninterest expense (excluding nonrecurring charges) less noninterest income (excluding net security gains and losses and nonrecurring income) divided by average assets. The expense ratio declined to 2.3% for the first quarter 1997, from 2.6% for the same period of 1996. Continuing expense control efforts have had a favorable impact on operating efficiency ratios, as both of the measures reflect.

TABLE 5
NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
--------------------------------------------------------------------------------------------------
                                    First     Second       Third     Fourth      Twelve      FIRST
                                  Quarter    Quarter     Quarter    Quarter      Months    QUARTER
(dollars in thousands)               1996       1996        1996       1996        1996       1997
--------------------------------------------------------------------------------------------------
Salaries and wages                 $3,208     $3,174      $3,146     $3,236     $12,764     $3,042
Employee benefits                   1,244      1,115       1,209      1,485       5,053      1,309
Net occupancy expense                 674        624         596        497       2,391        654
Equipment expense                     462        441         421        441       1,765        436
FDIC/FICO assessment                    1          -           1          -           2         28
Legal, audit, and outside
 services                             983      1,086         958        846       3,873        930
Loan collection and other
 loan related expenses                343        520         459        544       1,866        423
Amortization of intangible
 assets                               395        395         395        395       1,580        378
Other operating  expense            1,276      1,281       1,275      1,296       5,128      1,359
----------------------------------------------------------------------------------------------------
  Total noninterest expense        $8,586     $8,636      $8,460     $8,740     $34,422     $8,559
----------------------------------------------------------------------------------------------------
Efficiency ratio                    64.34%      62.23%     58.29%      58.52%     60.74%     57.56%
Expense ratio                        2.55%       2.46%      2.30%       2.33%      2.41%      2.27%
Average full-time equivalent
 employees                            534         530        516         503        521        498
Average assets per average
 full-time equivalent employee
 (millions)                        $  2.0     $   2.1     $  2.2     $   2.3    $   2.1     $  2.3
---------------------------------------------------------------------------------------------------

INCOME TAXES
Income tax expense was $1.9 million for the first quarter of 1997 compared to $1.8 million for the first quarter of 1996. The increase in tax expense generally corresponds to increased income before taxes. The effective income tax rate was 36% for the first quarter of 1997 and 38% for a comparable period of 1996. The Company implemented an ongoing tax savings strategy in June 1996, which reduced the effective tax rate.

     The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.

TABLE 6
AVERAGE BALANCES
----------------------------------------------------------------------------------------------------
                                                                         Three months ended
                                                                              March 31,
(dollars in thousands)                                            1997                          1996
----------------------------------------------------------------------------------------------------
Securities available for sale                               $  393,256                    $  363,106
Securities held to maturity                                     44,082                        40,515
----------------------------------------------------------------------------------------------------
 Total securities                                              437,338                       403,621
Loans available for sale                                         4,346                         5,807
Loans                                                          662,818                       590,742
Deposits                                                       951,950                       902,975
Short-term borrowings                                           80,351                        49,332
Other borrowings                                                20,194                         3,011
Stockholders' equity                                           108,980                       107,078
Assets                                                       1,170,072                     1,069,900
Earning assets                                               1,108,194                       997,410
Interest bearing liabilities                                $  942,615                    $  824,184
----------------------------------------------------------------------------------------------------

SECURITIES
Average total securities increased 8.4% for the first quarter of 1997 over the same period of 1996. The majority of this increase was in the available for sale securities. During the first quarter of 1997, the securities portfolio represented 39.5% of average earning assets. Investments are primarily U.S. Treasury and U.S. Government agency guaranteed securities classified as available for sale. Held to maturity securities are obligations of the State of New York political subdivisions and do not include any direct obligations of the State of New York. The composition of the securities portfolio remained constant at 90% available for sale and 10% held to maturity during the first quarter of 1997 and 1996.

LOANS
Average loan volume for the first three months of 1997 increased $72.1 million over first quarter 1996. The loan growth has been in commercial and consumer loans, while mortgage loan volume has remained stable. Commercial and consumer loans have increased $39.1 and $33.4 million, respectively.
     The company has experienced an increase in the demand for commercial loans with growth of $14.1 million since year end 1996, primarily in the business and real estate catagories. The majority of the consumer loan volume increase can be attributed to installment credit. This consists primarily of short-term, fixed rate borrowings secured by automobiles and other personal property. The company does not engage in highly leveraged transactions or foreign lending activities.

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming  assets  consist of  nonaccrual  loans and other real estate owned
(OREO). Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the outstanding loan balance or fair market value, less any estimated disposal costs.

     Total nonperforming assets decreased $3.4 million, or 46.2% at March 31, 1997 from March 31, 1996. A $2.3 million reduction in impaired commercial and agricultural loans was the largest contributor to the decrease. The changes in nonperforming assets are presented in Table 7 below.

TABLE 7
NONPERFORMING ASSETS AND RISK ELEMENTS
-------------------------------------------------------------------------------------------------------
                                                         MARCH 31,        December 31,        March 31,
(in thousands)                                             1997               1996              1996
-------------------------------------------------------------------------------------------------------
Impaired commercial and agricultural loans           $2,209     68%     $2,441    73%     $4,523    83%
Other nonaccrual loans:
 Real estate mortgage                                $  400     12%     $  251     8%     $  411     8%
 Consumer                                               649     20%        628    19%        497     9%
-------------------------------------------------------------------------------------------------------
  Total nonaccrual loans                              3,258    100%      3,320   100%      5,431   100%
-------------------------------------------------------------------------------------------------------
Other real estate owned                                 732              1,242             1,989
-------------------------------------------------------------------------------------------------------
  Total nonperforming assets                          3,990              4,562             7,420
-------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Commercial and agricultural                            181     29%        418    40%        278    30%
 Real estate mortgage                                   248     40%        344    33%        331    36%
 Consumer                                               196     31%        289    27%        320    34%
-------------------------------------------------------------------------------------------------------
  Total                                              $  625    100%     $1,051   100%     $  929   100%
-------------------------------------------------------------------------------------------------------
  Total assets containing risk elements              $4,615             $5,613            $8,349
-------------------------------------------------------------------------------------------------------
Total nonperforming assets to loans                           0.60%             0.70%             1.25%
Total assets containing risk elements to loans                0.69%             0.86%             1.40%
Total nonperforming assets to assets                          0.33%             0.40%             0.67%
Total assets containing risk elements to assets               0.38%             0.49%             0.75%
-------------------------------------------------------------------------------------------------------

TABLE 8
CHANGES IN NONACCRUAL AND IMPAIRED LOANS
------------------------------------------------------------------------------------------------
                                                                      Three months ended
                                                                            March 31,
(in thousands)                                                1997                         1996
------------------------------------------------------------------------------------------------
Balance at beginning of period                              $3,320                       $4,817
 Loans placed on nonaccrual                                  1,125                        2,038
 Charge-offs                                                  (388)                        (448)
 Payments                                                     (739)                        (859)
 Transfers to OREO                                             (60)                        (117)
------------------------------------------------------------------------------------------------
Balance at end of period                                    $3,258                       $5,431
------------------------------------------------------------------------------------------------
CHANGES IN OREO
------------------------------------------------------------------------------------------------
Balance at beginning of period                              $1,242                       $2,000
 Additions                                                      66                          117
 Sales                                                        (487)                         (47)
 Write-downs                                                   (89)                         (81)
------------------------------------------------------------------------------------------------
Balance at end of period                                    $  732                       $1,989
------------------------------------------------------------------------------------------------

DEPOSITS
Customer deposits represent the greatest source of funding assets. Average total deposits for the quarter ended March 31, 1997, increased $49.0 million, or 5.4% from the same period in 1996. The majority of this increase was in time deposits. Total time deposits increased $60.7 million during the comparable period. This increase can be attributed to municipal time deposits. The Company experienced a 16.2% decline in average demand deposits for first quarter 1997 from 1996. Several of these deposits migrated into interest bearing accounts as interest rates began to increase.

BORROWED FUNDS
The Company's borrowed funds consist of short-term borrowings and other borrowings. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, and Federal Home Loan Bank advances. Other borrowings include a 366 day advance, hence one day longer than would qualify for short-term classification, maturing in July 1997. There was an increase in average borrowed funds between first quarter 1997 and 1996, as amounts totaled $113.5 and $87.6 million, respectively.

CAPITAL AND DIVIDENDS
Stockholders' equity of $108 million represents 9.0% of total assets at March 31, 1997, compared with $103 million, or 9.3% a year previous, and $106 million, or 9.3% at December 31, 1996. The increased dollar amounts resulted from the earnings retention offset by the depreciation in fair value reflected in the mark to market effect of the securities available for sale portfolio and additional shares held in the treasury.
     On a per share basis, cash dividends declared were increased in December 1996 as the Company declared a 5% stock dividend in October 1996 followed by a cash dividend of $0.15 per share for an effective increase of over 21% on an annualized basis. The dividend increase reflects the Company's earnings and capital strength. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions. Additionally, 1996 was the thirty-seventh consecutive year that the Company declared a stock dividend.
     The accompanying Table 10 presents the high, low and closing sales price for the common stock as reported on the NASDAQ National Market System, and cash dividends declared per share of common stock. At March 31, 1997, total market capitalization of the Company's common stock was approximately $167 million compared with $138 million at March 31, 1996. The change in market capitalization is due to an increase in the market price. The Company's price to book value ratio was 1.55 at March 31, 1997 and 1.34 a year ago. The Company's price was 12 times earnings at March 31, 1997 and March 31, 1996.
     Capital is an important factor in ensuring the safety of depositors' accounts. During both 1996 and 1995, the Company earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality and security portfolio strength.
     As the capital ratios in Table 9 indicate, the Company remains well capitalized. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 and Risk-based Capital ratios have regulatory minimum guidelines of 4% and 8% respectively, with requirements to be considered well capitalized of 6% and 10%, respectively.

TABLE 9
CAPITAL MEASUREMENTS
-------------------------------------------------------------------------------------------------
                                          First      Second        Third      Fourth        FIRST
                                        Quarter     Quarter      Quarter     Quarter      QUARTER
                                           1996        1996         1996        1996         1997
-------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                     8.83%       8.55%        8.49%       8.70%        8.91%
Tier 1 capital ratio                     14.73%      14.29%       14.00%      14.06%       14.53%
Total risk-based capital ratio           15.98%      15.54%       15.25%      15.31%       15.78%
Cash dividends as a percentage
 of net income                           36.90%      38.55%       34.87%      36.10%       36.46%
Per common share:
 Book value                             $12.64      $12.58       $12.81      $12.72       $12.60
 Tangible book value                    $11.27      $11.25       $11.51      $11.52       $11.47
------------------------------------------------------------------------------------------------

TABLE 10
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
---------------------------------------------------------------------------------------------
                                                                                         Cash
                                                                                    Dividends
Quarter Ending                             High            Low           Close       Declared
---------------------------------------------------------------------------------------------
1996
---------------------------------------------------------------------------------------------
March 31                                 $16.22         $15.24          $16.19         $0.124
June 30                                   16.67          15.60           15.60          0.124
September 30                              16.43          15.00           16.07          0.124
December 31                               19.00          16.07           18.00          0.150
---------------------------------------------------------------------------------------------
1997
---------------------------------------------------------------------------------------------
MARCH 31                                 $20.00         $17.63          $19.50         $0.150
---------------------------------------------------------------------------------------------

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset/Liability Management Committee (ALCO) is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Interest rate sensitivity management seeks to avoid widely fluctuating net interest margins and to ensure consistent net interest income through periods of changing economic conditions.
     The Company's primary measure of liquidity is called the basic surplus, which compares the adequacy of cash sources to the amounts of volatile funding sources. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources. Accordingly, the Company has established borrowing agreements with other banks (Federal Funds), the Federal Home Loan Bank of New York (short and long-term borrowings which are denoted as advances), and repurchase agreements with investment companies.
     At March 31, 1997 and 1996, the Company's basic surplus ratios (net access to cash and secured borrowings as a percentage of total assets) were approximately 6% and 13%, respectively. The Company has set a present internal minimum guideline range of 5% to 7%. As these ratios indicate, the Company's liquidity has decreased significantly between the reporting periods. This decrease is a function of the loan growth, which has been funded primarily through municipal deposits and borrowings. The increase in municipal deposits, which require collateralization through the securities portfolio, has decreased the amount of liquid assets. Although the Company's basic surplus ratio has declined, the Asset/Liability Management Committee has determined that liquidity is adequate to meet the cash flow requirements of the Company.
     Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. Through analysis of the interest sensitivity gap, the Company attempts to position its assets and liabilities to maximize net interest income in several different interest rate scenarios.
     As of March 31, 1997, the interest sensitivity gap indicates that the company is liability sensitive. This liability sensitivity is also a result of the increased loan growth being funded through short-term deposits and borrowings. The Company is currently positioned to benefit from a declining interest rate environment; however, the nature and timing of the benefit will be initially impacted by the extent to which core deposit borrowing rates are decreased as rates lower. At March 31, 1997, a 100 basis point gradual increase or decrease in interest rates was estimated to have less than a 2.7% impact on net interest income relative to a flat rate environment over the next twelve month period.

---------------------------------------------------------------------------------------------------------------
SELECTED FIVE YEAR DATA                         1996          1995          1994          1993          1992
-------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)
  Net income                              $   12,179    $    9,329    $    6,508      $  8,505      $  8,043

  Return on average assets                      1.10%         0.90%         0.64%         0.93%         0.94%

  Return on average equity                     11.80%         9.18%         6.53%         8.79%         8.89%

  Net interest margin                           4.69%         4.43%         4.81%         5.26%         5.52%

  Efficiency ratio                             60.74%        65.92%        70.22%        71.05%        69.48%

  Expense ratio                                 2.41%         2.51%         2.96%         3.21%         3.19%

  Tier 1 leverage ratio                         8.70%         8.80%         9.05%         9.24%         9.01%

  Tier 1 capital ratio                         14.06%        15.21%        16.09%        15.40%        15.30%

  Total risk-based capital ratio               15.31%        16.46%        17.35%        16.66%        16.61%

  Cash dividends as a percentage of
   net income                                  36.10%        42.47%        55.22%        38.82%        36.94%

  Per Common Share:
   Net income                             $     1.43    $     1.06    $     0.73      $   0.95      $   0.92

   Cash dividends declared                $     0.522   $     0.450   $     0.407     $   0.375     $   0.341

   Book value                             $    12.72    $    12.44    $    11.12      $  11.41      $  10.72

   Tangible book value                    $    11.52    $    11.11    $    10.01      $   9.93      $   8.74

   Stock dividends distributed                  5.00%         5.00%         5.00%         5.00%         5.00%

  Market price:
   High                                   $    19.00    $    17.14    $    15.98      $  15.98      $  12.53
   Low                                    $    15.00    $    14.29    $    12.96      $  10.90      $   8.62
   End of year                            $    18.00    $    16.67    $    14.96      $  15.76      $  11.93

    Price/earnings multiple                    12.59X        15.77x        12.72x        10.79x        12.89x
    Price/book value multiple                   1.42X         1.34x         1.34x         1.38x         1.11x

  Total assets                            $1,138,986    $1,106,266    $1,044,557      $953,907      $868,616

  Total stockholders' equity              $  106,264    $  108,044    $   98,307      $101,108      $ 94,012

  Average common shares
   outstanding (thousands)                     8,513         8,800         8,939         8,897         8,732
-------------------------------------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Company.

Item  2 -- Changes in Securities

Following are listed changes in the Company's Common Stock outstanding during the quarter ended March 31, 1997 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future. There was no Preferred Stock outstanding during the quarter ended March 31, 1997.
     The Company has Stock Option Plans covering key employees. In January 1997, non-qualified stock options were granted for 112,200 shares of common stock at an option price of $17.97 per share. These options vest over a four year period with the first vesting date one year from the date of grant. Outstanding at March 31, 1997 are non-qualified stock options covering 347,754 shares at exercise prices ranging between $9.01 and $17.97 with expiration dates between January 10, 1998, and January 28, 2007. There are 579,650 shares of authorized common stock designated for possible issuance under the Plans, including the aforementioned shares. The number of shares designated for the Plans, the number of shares under existing options and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences as enumerated in the Plans. (FORMs S-8, Registration Statement Nos. 33-18976 and 33-77410, filed with the Commission on December 9, 1987 and April 6, 1994, respectively).
     In 1995, the Company granted its then Chairman stock options in connection with the discharge of severance obligations of the Company and the Bank under his employment agreement. The agreement issued options covering 136,437 and 28,593 shares with exercise prices of $14.69 and $15.33, respectively, and an expiration date of January 31, 1997 (the number of shares under option and the option price per share have been adjusted for stock dividends). The Company filed a registration statement relating to these option shares. These stock options did not serve to reduce the number available under the previously mentioned Plans. The former Chairman exercised 1,000 options in November 1996 and 164,030 in January 1997 resulting in no further shares available for exercise. Shares were issued from authorized, but unissued common stock. (FORM S-8, Registration Statement No. 333-02925, filed with the Commission on April 29, 1996).
     The Company has a Dividend Reinvestment Plan for stockholders under which no new shares of common stock were issued for the quarter ended March 31, 1997. There are 500,726 shares of authorized but unissued common stock designated for possible issuance under the Plan (the number of shares available has been adjusted for stock dividends and splits). (FORM S-3, Registration Statement No. 33-12247, filed with the Commission on February 26, 1987).
     The Company's Board of Directors has reserved 25,000 of authorized but unissued shares for future payment of an annual Board retainer. In January 1997, each Director was granted 165 shares which are restricted from one to three years for payment of their 1997 Board retainer. Shares were purchased from treasury therefore the number of authorized and unissued shares was not effected.
     The Company's Board of Directors has authorized the purchase on the open market by the Company of additional shares of treasury stock. These treasury shares are to be used for a variety of corporate purposes, primarily to meet the needs of the Company's Employee Stock Ownership Plan, Automatic Dividend Reinvestment and Stock Purchase Plan, Stock Option Plans, Retirement Savings Plan, Restricted Stock Agreements and Bank Trust Department directed IRA and HR-10 accounts. Purchases and sales during the first quarter of 1997 totalled 52,900 and 94,639, respectively, with 439,710 shares in treasury at March 31, 1997. Purchases were made at the prevailing market price in effect at the dates of the transactions. Subsequent sales to both the Company's Employee Stock Ownership Plan and Dividend Reinvestment and Stock Purchase Plan, if any, were made at the five day average of the highest and lowest quoted selling price of the Company's common stock on the National Market System of NASDAQ.
     The  Company  currently  is  authorized  to issue  2.5  million  shares  of preferred stock, no par value, $1.00 stated value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications, and restrictions for each series of preferred stock issued. The Company has a Stockholder Rights Plan (Plan) designed to ensure that any potential acquiror of the Company negotiate with the Board of Directors and that all Company stockholders are treated equitably in the event of a takeover attempt. When the Plan was adopted, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar Rights are attached to each share of the Company's common stock issued after November 15, 1994, the date of adoption subject to adjustment. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, begins a tender or exchange offer for 25 percent or more of the Company's outstanding common stock, or an adverse person, as declared by the Board of Directors, acquires 10 percent or more of the Company's outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company's common stock and therefore, the Rights will be transferred upon the transfer of shares of the Company's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, no par value, and $1.00 stated value per share of the Company at a price of $100.
     The Plan also provides that upon the occurrence of certain specified events, the holders of Rights will be entitled to acquire additional equity interests in the Company or in the acquiring entity, such interests having a market value of two times the Right's exercise price of $100. The Rights, which expire November 14, 2004, are redeemable in whole, but not in part, at the Company's option prior to the time they are exercisable, for a price of $0.01 per Right.

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Company's senior securities during the quarter ended March 31, 1997.

Item  4 -- Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on April 19, 1997. Two directors were elected and one proposal was voted upon by the stockholders, as described below. A copy of the Notice of Annual Stockholders' Meeting and Proxy Statement is incorporated by Reference to this FORM 10-Q as Exhibit No. 99.1. A complete description of each proposal is included in the Proxy Statement.

a. Andrew S. Kowalczyk, Jr. and John C. Mitchell were elected as directors at the Annual Meeting with terms of office to expire at the 2000 Annual Meeting of Stockholders. There are four other directors whose terms of office continued after the Annual Meeting. The terms of Daryl R. Forsythe and Everett A. Gilmour will expire at the 1998 Annual Meeting. The terms of Peter B. Gregory and Paul O. Stillman will expire at the 1999 Annual Meeting.

    The directors were elected, with 6,517,605 votes FOR, and 54,313 votes WITHHELD.

b. Proposal to Ratify the Board of Directors Action in Selection of KPMG Peat Marwick LLP as Auditor for the Company.

    The proposal was approved, with 6,635,959 votes FOR, 18,467 votes AGAINST, and 32,271 votes ABSTAINING.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

An index to exhibits follows the signature page of this FORM 10-Q.

No reports on FORM 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of May, 1997.




                                NBT BANCORP INC.



                              By: /s/ JOE C. MINOR
                                  Joe C. Minor
                                 Vice-President
                      Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS

The following documents are attached as Exhibits to this FORM 10-Q or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page number or exhibit cross-reference to the prior filings of the Registrant with the Commission.

FORM 10-Q
Exhibit                                                              Exhibit
Number                                                               Cross-Reference
------                                                               ---------------
27.       Financial Data Schedule                                    Herein

99.1      NBT BANCORP INC. Notice of Annual Stockholders Meeting     *
           and Proxy dated March 17, 1997.
             Filed on March 17, 1997 pursuant to Section 14 of the
              Exchange Act, File No. 0-14703.

                                   EXHIBIT 27
                             Financial Data Schedule