Form 10-Q
period 1997-06-30
NBT BANCORP INC
filed 1997-08-13
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


(Mark One)
X QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
  ACT OF 1934
For the quarterly period ended June 30, 1997.
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
   ACT OF 1934
For the transition period from ________ to ________.


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of July 31, 1997, there were 9,002,467 shares outstanding, including 467,416 shares held in the treasury, of the Registrant's common stock, No Par, Stated Value $1.00. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                                NBT BANCORP INC.
                    FORM 10-Q -- Quarter Ended June 30, 1997

                                TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION

Item 1       Financial Statements (Unaudited)

             Consolidated Balance Sheets at June 30, 1997, December 31, 1996, and June 30, 1996

             Consolidated Statements of Income for the three month and six month periods ended June 30, 1997 and 1996

             Consolidated Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996

             Notes to Consolidated Financial Statements at June 30, 1997

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II      OTHER INFORMATION

Item 1       Legal Proceedings
Item 2       Changes in Securities
Item 3       Defaults Upon Senior Securities
Item 4       Submission of Matters to a Vote of Security Holders
Item 5       Other Information
Item 6       Exhibits and Reports on FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

NBT BANCORP INC. AND SUBSIDIARY                                       JUNE 30,        December 31,       June 30,
CONSOLIDATED BALANCE SHEETS                                             1997              1996             1996
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               (UNAUDITED)       (See Notes)      (Unaudited)
ASSETS
Cash and due from banks                                              $   36,231       $   35,790       $   38,721
Federal funds sold                                                            -                -           15,211
Loans available for sale                                                  2,993            4,135            3,398
Securities available for sale, at fair value                            437,277          369,202          364,971
Securities held to maturity (fair value-$31,241, $42,238
 and $45,739)                                                            31,243           42,239           45,744
Loans:
 Commercial and agricultural                                            309,176          281,991          266,609
 Real estate mortgage                                                   125,059          119,870          120,168
 Consumer                                                               263,978          252,732          234,094
-------------------------------------------------------------------------------------------------------------------
   Total loans                                                          698,213          654,593          620,871
 Less allowance for loan losses                                          11,085           10,473            9,438
-------------------------------------------------------------------------------------------------------------------
   Net loans                                                            687,128          644,120          611,433
Premises and equipment, net                                              17,138           16,307           16,491
Intangible assets, net                                                    9,256            9,953           10,743
Other assets                                                             17,217           17,240           17,931
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $1,238,483       $1,138,986       $1,124,643
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                        $  130,931       $  122,115       $  110,071
 Savings, NOW, and money market                                         365,114          359,141          371,009
-------------------------------------------------------------------------------------------------------------------
 Time                                                                   445,160          435,063          394,330
-------------------------------------------------------------------------------------------------------------------
   Total deposits                                                       941,205          916,319          875,410
Short-term borrowings                                                   152,893           88,244          138,578
Other borrowings                                                         20,189           20,195            3,008
Other liabilities                                                        10,501            7,964            6,389
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                  1,124,788        1,032,722        1,023,385
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par, stated value $1.00; shares authorized
 -2,500,000                                                                   -                -                -
Common stock, no par, stated value $1.00; shares authorized
 -12,500,000; issued 9,002,467, 8,838,437 and 8,864,430                   9,003            8,838            8,442
Capital surplus                                                          85,358           82,731           75,464
Retained earnings                                                        29,126           24,208           27,623
Unrealized (loss) on securities available for sale,
 net of income tax effect                                                (1,598)          (1,529)          (3,728)
Common stock in treasury at cost, 473,076,
 481,449, and 395,779 shares                                             (8,194)          (7,984)          (6,543)
-------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                           113,695          106,264          101,258
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,238,483       $1,138,986       $1,124,643
-------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                                           Three months ended                 Six months ended
NBT BANCORP INC. AND SUBSIDIARY                                 June 30,                          June 30,
CONSOLIDATED STATEMENTS OF INCOME                        1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                  (Unaudited)
Interest and fee income:
Loans and loans available for sale                    $15,944          $14,089           $31,142          $27,784
Securities - taxable                                    7,449            6,354            14,134           12,299
Securities - tax exempt                                   322              348               673              696
Other                                                      44               24                93               39
------------------------------------------------------------------------------------------------------------------
  Total interest and fee income                        23,759           20,815            46,042           40,818
------------------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                8,752            7,816            17,145           15,766
Short-term borrowings                                   1,516            1,111             2,501            1,751
Other borrowings                                          291               80               572              160
------------------------------------------------------------------------------------------------------------------
  Total interest expense                               10,559            9,007            20,218           17,677
------------------------------------------------------------------------------------------------------------------
Net interest income                                    13,200           11,808            25,824           23,141
Provision for loan losses                               1,000              700             1,715            1,300
------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses    12,200           11,108            24,109           21,841
------------------------------------------------------------------------------------------------------------------

Noninterest income:
Trust income                                              687              655             1,373            1,309
Service charges on deposit accounts                       933              799             1,837            1,574
Securities gains                                            1              219                18            1,011
Other income                                              650              394             1,063              757
------------------------------------------------------------------------------------------------------------------
  Total noninterest income                              2,271            2,067             4,291            4,651
------------------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                          4,247            4,289             8,598            8,741
Net occupancy expense                                     654              624             1,308            1,298
Equipment expense                                         408              441               844              903
Amortization of intangible assets                         359              395               737              790
Other operating expense                                 2,598            2,887             5,338            5,490
------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                             8,266            8,636            16,825           17,222
------------------------------------------------------------------------------------------------------------------

Income before income taxes                              6,205            4,539            11,575            9,270
Income taxes                                            2,168            1,802             4,093            3,622
------------------------------------------------------------------------------------------------------------------
   Net income                                         $ 4,037          $ 2,737           $ 7,482          $ 5,648
------------------------------------------------------------------------------------------------------------------

Net income per common share                           $  0.47          $  0.32           $  0.87         $   0.66
Cash dividends per common share                       $  0.150         $  0.124          $  0.300        $   0.248
Average common shares outstanding                   8,621,554        8,547,139         8,596,200        8,616,034
------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY                                               Six months ended June 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                            1997            1996
------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                               (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                   $  7,482         $ 5,648
Adjustments to reconcile net income to the cash provided by
 operating activities:
  Provision for loan losses                                                     1,715           1,300
  Depreciation and amortization of premises and equipment                         709             764
  Amortization of premiums and accretion of discounts on securities               354               6
  Amortization of intangible assets                                               737             790
  Proceeds from sales of loans originated for sale                              2,881           3,248
  Loans originated for sale                                                    (1,738)         (2,332)
  Realized gains on sales of securities                                           (18)         (1,011)
  (Increase) decrease in interest receivable                                     (274)            440
  Increase (decrease) in interest payable                                         755            (124)
  Other, net                                                                    2,323           2,142
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      14,926          10,871
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from maturities                                                      19,232          20,352
 Proceeds from sales                                                           45,969          98,599
 Purchases                                                                   (133,746)       (101,480)
Securities held to maturity:
 Proceeds from maturities                                                      18,741          13,322
 Purchases                                                                     (7,745)        (18,755)
Net increase in loans                                                         (44,723)        (31,693)
Purchase of premises and equipment, net                                        (1,540)           (788)
Sale of branch, net                                                              (219)              -
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (104,031)        (20,443)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Net increase in deposits                                                      24,886           2,378
 Net increase in short-term borrowings                                         64,649          22,633
 Repayments of other borrowings                                                    (6)             (4)
 Common stock issued, including treasury shares reissued                        5,150           1,230
 Purchase of treasury stock                                                    (2,569)         (4,987)
 Cash dividends and payment for fractional shares                              (2,564)         (2,125)
------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      89,546          19,125
------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                         441           9,553
Cash and cash equivalents at beginning of year                                 35,790          44,379
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $ 36,231        $ 53,932
------------------------------------------------------------------------------------------------------
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION:  Cash paid during the period for:
  Interest                                                                   $ 19,463        $ 17,801
  Income taxes                                                                  1,146           2,872
Noncash investing activity:
 Transfer of loans available for sale to loans held to maturity                     -           1,775
------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its wholly-owned subsidiary, NBT Bank, N.A. (Bank). All intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.
     The determination of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term. In connection with the determination of the allowance for loan losses management obtains independent appraisals for significant properties.
     Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding during each period after giving retroactive effect to stock dividends. Cash dividends per common share are computed based on declared rates adjusted retroactively for stock dividends.
     The balance sheet at December 31, 1996 has been derived from audited financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings Per Share effective for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the computation of Earnings Per Share (EPS) and to make the U.S. standard more compatible with international standards. Prior period EPS will be restated after the effective date of this statement. The adoption of SFAS No. 128 should have no significant effect on earnings per share as the Company does not have a complex capital structure.
     In February 1997, the FASB issued SFAS No. 129 Disclosure of Information about Capital Structure. SFAS No. 129 consolidates existing disclosure requirements and eliminates the exemption of nonpublic entities from certain capital disclosure requirements. The new Statement contains no change in disclosure requirements for companies that were subject to the previously existing requirements. The adoption of SFAS No. 129 should not have a material impact on the Company's financial condition or results of operations.
     In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for periods beginning after December 15, 1997, has not been determined.
     In June 1997, the FASB issued SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public business enterprises to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for periods beginning after December 15, 1997 and the impact of its adoption has not been determined.

COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, various commitments and contingent liabilities arise, including commitments to extend credit and standby letters of credit. Also, off-balance sheet financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, and interest rate caps, collars and floors bear risk based on financial market conditions. The following table summarizes the Registrant's exposure to these off-balance sheet commitments and contingent liabilities as of June 30, 1997:

                                                                Contractual or
                                                                Notional Value
                                                              at June 30, 1997
  Financial instruments with off-balance sheet credit risk:
    Commitments to extend credit                                  $115,926,000
    Standby letters of credit                                        1,708,000
  Financial instruments with off-balance sheet market risk                None

NBT BANCORP INC. AND SUBSIDIARY
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiary, NBT Bank, N.A. (Bank) collectively referred to herein as the Company. This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this FORM 10-Q as well as to the Company's 1996 FORM 10-K for an understanding of the following discussion and analysis. The Company has a long history of distributing stock dividends; in December 1996, a 5% stock dividend was distributed for the thirty-seventh consecutive year. Throughout this discussion and analysis, amounts per common share have been adjusted retroactively for stock dividends and splits for purposes of comparability.

OVERVIEW
Record net income of $4.0 million ($0.47 per share) was realized in the second quarter of 1997, representing a 47.5% increase from second quarter 1996 net income of $2.7 million ($0.32 per share). The major contributing factor for the increase in net income was increased net interest income. The increase in net interest income was a result of an increase in average earning assets, as loan and securities portfolios continue to expand. Also contributing to the increase in net income was an increase in noninterest income and a decline in noninterest expense.
     Net income of $7.5 million ($0.87 per share) was realized for the six month period ended June 30, 1997, a 32.5% increase from the first six months in 1996 net income of $5.6 million ($0.66 per share). The increased profitability for the six months ended June 30, 1997 was driven by factors similar to those of second quarter 1997.
     Table 1 depicts several measurements of performance on an annualized basis. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios increased for the quarter and six month periods ended June 30, 1997 compared to the same periods a year previous.
     Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. Taxable equivalency adjusts income by increasing tax exempt income to a level that is comparable to taxable income before taxes are applied.

TABLE 1
PERFORMANCE MEASUREMENTS
---------------------------------------------------------------------------------------------------
                                       First     SECOND        SIX      Third     Fourth     Twelve
                                     Quarter    QUARTER     MONTHS    Quarter    Quarter     Months
---------------------------------------------------------------------------------------------------
1997
Return on average assets              1.19%      1.33%      1.26%
Return on average common equity      12.82%     14.78%     13.81%
Net interest margin                   4.71%      4.65%      4.68%
---------------------------------------------------------------------------------------------------
1996
Return on average assets              1.09%      0.99%      1.04%      1.18%      1.12%      1.10%
Return on average common equity      10.94%     10.90%     10.92%     13.28%     12.11%     11.80%
Net interest margin                   4.66%      4.64%      4.65%      4.70%      4.77%      4.69%
---------------------------------------------------------------------------------------------------

NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest bearing liabilities, as well as the volumes of such assets and liabilities. Table 2 represents an analysis of net interest income on a federal taxable equivalent basis.
     Net federal taxable equivalent (FTE) interest income increased $1.4 million for the second quarter of 1997 compared to the same period of 1996. This increase was primarily a result of the $116.6 million increase in average earning assets, less the $97.3 million increase in average interest bearing liabilities.
     Total FTE interest income increased $3.0 million over second quarter 1996. This increase is also primarily a result of the increase in average earning assets. Contributing to the increase in interest income was a 19 basis point increase in the yield on average earning assets, primarily driven by a 36 basis point increase in the yield earned on the securities available for sale portfolio. During the same time period, total interest expense increased $1.6 million. The cost of interest bearing liabilities increased 22 basis points, as certificates of deposit and short-term borrowing costs increased. The increase in average interest bearing liabilities also contributed to the increase in overall interest expense.
     For the first six months of 1997, net FTE interest income increased $2.7 million over the comparable period of 1996. This increase can be attributed to a $114.0 million increase in average earning assets, as well as a 6 basis point increase in the interest rate spread.
     As previously stated, net interest margin is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. The net interest margin increased to 4.68% for first six months of 1997, up from 4.65% for the comparable period in 1996. This increase in margin can be attributed to the greater increase in the yield on average earnings assets (14 basis points) than that of the increase in the cost of average interest bearing liabilities (8 basis points).

TABLE 2
COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME
-------------------------------------------------------------------------------------------------------------
                            Three months ended June 30,
 ANNUALIZED
 YIELD/RATE                                              AMOUNTS                     VARIANCE
---------------------------------------------------------------------------------------------------
 1997    1996  (dollars in thousands)                 1997      1996      TOTAL    VOLUME      RATE
 ----    ----                                         ----      ----      -----    ------      ----
4.91%   5.12%  Interest bearing deposits           $     1   $     4    $   (3)   $   (3)     $  -
   -    5.62%  Federal funds sold                        -         7        (7)       (3)       (4)
5.31%   5.34%  Other short-term investments             43        13        30        30         -
6.78%   6.42%  Securities available for sale         7,249     6,172     1,077       703       374
9.25%   9.09%  Loans available for sale                 92       104       (12)      (14)        2
               Securities held to maturity:
7.00%   5.93%   Taxable                                222       190        32        (2)       34
6.58%   6.95%   Tax exempt                             474       529       (55)      (29)      (26)
9.36%   9.30%  Loans                                15,909    14,021     1,888     1,737       151
               ------------------------------------------------------------------------------------
8.30%   8.11%  Total interest income                23,990    21,040     2,950     2,419       531

2.96%   2.91%  Money Market Deposit Accounts           695       761       (66)      (81)       15
1.60%   1.61%  NOW accounts                            469       459        10        13        (3)
2.82%   3.00%  Savings accounts                      1,093     1,202      (109)      (42)      (67)
5.28%   5.18%  Certificates of deposit               6,495     5,394     1,101       981       120
5.66%   5.04%  Short-term borrowings                 1,516     1,111       405       254       151
5.77%  10.69%  OTHER BORROWINGS                        291        80       211       263       (52)
               ------------------------------------------------------------------------------------
4.28%   4.06%  TOTAL INTEREST EXPENSE               10,559     9,007     1,552     1,388       164
               ------------------------------------------------------------------------------------
               Net interest income                 $13,431   $12,033    $1,398    $1,031      $367
               ====================================================================================
4.02%   4.05%  Interest rate spread
=====   =====  ====================
4.65%   4.64%  Net interest margin
=====   =====  ===================
               FTE adjustment                      $   231   $   225
               ==============                      =======   =======

                            Six months ended June 30,
 ANNUALIZED
 YIELD/RATE                                              AMOUNTS                     VARIANCE
---------------------------------------------------------------------------------------------------
 1997    1996  (dollars in thousands)                 1997      1996      TOTAL    VOLUME      RATE
 ----    ----                                         ----      ----      -----    ------      ----
4.45%   4.97%  Interest bearing deposits           $     3   $     9    $   (6)   $   (5)    $  (1)
5.27%   5.79%  Federal funds sold                        6         8        (2)       (2)        -
5.23%   5.22%  Other short-term investments             84        22        62        62         -
6.74%   6.41%  Securities available for sale        13,749    11,875     1,874     1,261       613
8.44%   8.73%  Loans available for sale                174       226       (52)      (44)       (8)
               Securities held to maturity:
6.86%   6.91%   Taxable                                428       434        (6)       (1)       (5)
6.61%   7.26%   Tax exempt                             992     1,061       (69)       31      (100)
9.32%   9.27%  LOANS                                31,080    27,625     3,455     3,390        65
               ------------------------------------------------------------------------------------
8.27%   8.13%  Total interest income                46,516    41,260     5,256     4,692       564

2.93%   2.93%  Money Market Deposit Accounts         1,373     1,581      (208)     (204)       (4)
1.62%   1.80%  NOW accounts                            941       908        33       131       (98)
2.84%   3.01%  Savings accounts                      2,179     2,371      (192)      (51)     (141)
5.26%   5.25%  Certificates of deposit              12,652    10,906     1,746     1,767       (21)
5.37%   5.10%  Short-term borrowings                 2,501     1,751       750       661        89
5.71%  10.69%  OTHER BORROWINGS                        572       160       412       518      (106)
               ------------------------------------------------------------------------------------
4.22%   4.14%  TOTAL INTEREST EXPENSE               20,218    17,677     2,541     2,822      (281)
               ------------------------------------------------------------------------------------
               Net interest income                 $26,298   $23,583    $2,715    $1,870     $ 845
               ====================================================================================
4.05%   3.99%  Interest rate spread
=====   =====  ====================
4.68%   4.65%  Net interest margin
=====   =====  ===================
               FTE adjustment                      $   474   $   442
               ==============                      =======   =======

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a valuation allowance established to provide for the estimated possible losses related to the collection of the Bank's loan portfolio. The allowance is maintained at a level considered adequate to provide for loan loss exposure based on management's estimate of potential future losses considering an evaluation of portfolio risk, prevailing and anticipated economic factors, and past loss experience. Management determines the provision and allowance for loan losses based on a number of factors including a comprehensive in-house loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify potential problem loans, credit concentration, and other risk factors such as current and projected economic conditions. The allowance for loan losses to outstanding loans at June 30, 1997 is 1.59%, up from 1.52% for the same period in 1996. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.
     Table 3 reflects changes to the allowance for loan losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs for the quarter ended June 30, 1997 increased 36.1% from the prior years second quarter. Net charge-offs for the six months ended June 30, 1997 have increased 12.3% over the comparable period of 1996. Annualized net charge-offs to average loans has increased to 0.35% for the second quarter of 1997, up from 0.29% for the comparable period of 1996. Management feels it prudent to prospectively increase the allowance for loan loss in view of the increased loan volume.

TABLE 3
ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------------------------------
                                         Three months ended                   Six months ended
                                              June 30,                             June 30,
(dollars in thousands)                  1997            1996                 1997            1996
--------------------------------------------------------------------------------------------------------
Balance, beginning of period         $10,677           $9,173           $10,473           $9,120
Recoveries                               205              300               395              462
Charge-offs                             (797)            (735)           (1,498)          (1,444)
--------------------------------------------------------------------------------------------------------
Net charge-offs                         (592)            (435)           (1,103)            (982)
Provision for loan losses              1,000              700             1,715            1,300
--------------------------------------------------------------------------------------------------------
Balance, end of period               $11,085           $9,438           $11,085           $9,438
--------------------------------------------------------------------------------------------------------
COMPOSITION OF NET CHARGE-OFFS
--------------------------------------------------------------------------------------------------------
Commercial and agricultural          $  (110)    19%   $ (243)    56%   $  (362)    33%   $ (496)    51%
Real estate mortgage                     (14)     2%      (71)    16%        (7)     1%      (83)     8%
Consumer                                (468)    79%     (121)    28%      (734)    66%     (403)    41%
--------------------------------------------------------------------------------------------------------
Net charge-offs                      $  (592)   100%   $ (435)   100%   $(1,103)   100%   $ (982)   100%
--------------------------------------------------------------------------------------------------------
Annualized net charge-offs
 to average loans                              0.35%            0.29%             0.33%            0.33%
--------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average loans for the year ended
 December 31, 1996                                                                                 0.29%
--------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Table 4 below presents quarterly and period to date noninterest income. Noninterest income for the second quarter of 1997, excluding security gains and nonrecurring income, increased $0.2 million or 11.0% when compared to second quarter of 1996. Service charges on deposit accounts were a major contributor to this increase. This is a result of placing emphasis on collection, instead of waiver, of overdraft charges on deposit accounts. Trust income has continued its growth trend as the Trust departments managed assets have steadily increased. For the six month period ended June 30, 1997, excluding security gains and nonrecurring income, noninterest income increased $0.4 million or 11.4% compared to the same period during 1996.
     Security gains decreased $0.2 million for the second quarter 1997 as compared to second quarter 1996. This decrease can be attributed to the change in market conditions between the two periods. Other income for the second quarter 1997 includes a one-time gain of $0.2 million for the sale of the Hamden branch to The National Bank of Delaware County.

TABLE 4
NONINTEREST INCOME
-----------------------------------------------------------------------------------------------------
                                         First     SECOND        SIX      Third     Fourth     Twelve
(dollars in thousands)                 Quarter    QUARTER     MONTHS    Quarter    Quarter     Months
-----------------------------------------------------------------------------------------------------
1997
Trust income                            $  686     $  687     $1,373
Service charges on deposit accounts        904        933      1,837
Securities gains                            17          1         18
Other income                               413        650      1,063
-----------------------------------------------------------------------------------------------------
 Total noninterest income               $2,020     $2,271     $4,291
-----------------------------------------------------------------------------------------------------
1996
Trust income                            $  654     $  655     $1,309     $  654     $  679     $2,642
Service charges on deposit accounts         775       799      1,574        847        951      3,372
Securities gains                            792       219      1,011        194        (26)     1,179
Other income                                363       394        757        431        481      1,669
-----------------------------------------------------------------------------------------------------
 Total noninterest income               $2,584     $2,067     $4,651     $2,126     $2,085     $8,862
-----------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Table 5 presents components of noninterest expense as well as selected operating efficiency ratios. Noninterest expense for the second quarter and six months ended June 30, 1997 experienced a $0.4 million decrease compared to the same time periods of 1996.
     Salaries and wages decreased by $0.2 million for the first six months of 1997, compared to the same period during 1996. This salary reduction resulted from a decline of 35 average full-time equivalent employees, primarily through normal attrition without replacement.
     Legal, audit, and outside services expense declined $0.2 million for the six months ended June 30, 1997 compared to the same period in 1996. During the first six months of 1996, the Company invested $0.1 million in a reengineering initiative to enhance customer service and operating efficiencies.
     Loan collection and other loan related expenses decreased by $0.1 million between second quarter 1997 and the same period in 1996. The reduction can be attributed to the decline in Other Real Estate Owned (OREO) balances, lowering the holding and disposition cost of these properties.
     Two important operating efficiency measures that the Company closely monitors are the efficiency and expense ratios. The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by net interest income plus noninterest income (excluding net security gains and losses and nonrecurring income). The efficiency ratio declined to 53.4% in the second quarter of 1997 from 62.2% for the same period of 1996. This favorable decline was a result of the increase in net interest income, while maintaining noninterest expense at a stable level. The expense ratio is computed as total noninterest expense (excluding nonrecurring charges) less noninterest income (excluding net security gains and losses and nonrecurring income) divided by average assets. The expense ratio declined to 2.1% for the second quarter 1997 from 2.5% for the same period of 1996. Continuing expense control efforts have had a favorable impact on operating efficiency ratios, as both of the measures reflect.

TABLE 5
NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
-------------------------------------------------------------------------------------------------------
(dollars in thousands)                  First     SECOND         SIX      Third     Fourth      Twelve
1997                                  Quarter    QUARTER      MONTHS    Quarter    Quarter      Months
-------------------------------------------------------------------------------------------------------
Salaries and wages                     $3,042     $3,150     $ 6,192
Employee benefits                       1,309      1,097       2,406
Net occupancy expense                     654        654       1,308
Equipment expense                         436        408         844
FDIC/FICO assessment                       28         29          57
Legal, audit, and outside services        930        891       1,821
Loan collection and other loan
 related expenses                         423        375         798
Amortization of intangible assets         378        359         737
Other operating expense                 1,359      1,303       2,662
-------------------------------------------------------------------------------------------------------
 Total noninterest expense             $8,559     $8,266     $16,825
-------------------------------------------------------------------------------------------------------
Efficiency ratio                        57.56%     53.38%      55.43%
Expense ratio                            2.27%      2.05%       2.16%
Average full-time equivalent
 employees                                498        496         497
Average assets per average full-time
 equivalent employee (millions)        $  2.3     $  2.5     $   2.4
-------------------------------------------------------------------------------------------------------
1996
Salaries and wages                     $3,208     $3,174     $ 6,382     $3,146     $3,236     $12,764
Employee benefits                       1,244      1,115       2,359      1,209      1,485       5,053
Net occupancy expense                     674        624       1,298        596        497       2,391
Equipment expense                         462        441         903        421        441       1,765
FDIC/FICO assessment                        1          -           1          1          -           2
Legal, audit, and outside services        983      1,086       2,069        958        846       3,873
Loan collection and other loan
 related expenses                         343        520         863        459        544       1,866
Amortization of intangible assets         395        395         790        395        395       1,580
Other operating expense                 1,276      1,281       2,557      1,275      1,296       5,128
-------------------------------------------------------------------------------------------------------
 Total noninterest expense             $8,586     $8,636     $17,222     $8,460     $8,740     $34,422
-------------------------------------------------------------------------------------------------------
Efficiency ratio                        64.34%     62.23%      63.26%     58.29%     58.52%      60.74%
Expense ratio                            2.55%      2.46%       2.51%      2.30%      2.33%       2.41%
Average full-time equivalent
 employees                                534        530         532        516        503         521
Average assets per average full-time
 equivalent employee (millions)        $  2.0     $  2.1     $   2.1     $  2.2     $  2.3     $   2.1
-------------------------------------------------------------------------------------------------------

INCOME TAXES
Income tax expense for the second quarter of 1997 was $2.2 million, compared with $1.8 million for the second quarter of 1996. For the first six months of 1997, income tax expense amounted to $4.1 million, compared with $3.6 million in the first half of 1996. The year-to-date increase in income tax expense of $0.5 million is primarily due to a $2.3 million, or 24.9% increase in income before income taxes. Increased income was partially offset by a decrease in the effective tax rate of 35% for both the quarter and six months ended June 30, 1997, compared to 39% for the same time periods of 1996. The reduction in the effective tax rate can be attributed to a tax savings strategy implemented in June of 1996.

TABLE 6
AVERAGE BALANCES
--------------------------------------------------------------------------------------------
                                         Three months ended               Six months ended
                                              June 30,                        June 30,
(dollars in thousands)                  1997            1996            1997            1996
--------------------------------------------------------------------------------------------
Securities available for sale     $  425,756      $  382,110      $  409,596      $  372,608
Securities held to maturity           41,618          43,496          42,843          42,006
--------------------------------------------------------------------------------------------
 Total securities                    467,374         425,606         452,439         414,614
--------------------------------------------------------------------------------------------
Loans available for sale               3,972           4,602           4,158           5,204
Loans                                681,777         607,288         672,350         599,015
Deposits                             970,344         910,351         961,198         906,663
Short-term borrowings                107,449          88,652          93,975          68,992
Other borrowings                      20,191           3,009          20,192           3,010
Stockholders' equity                 109,546         100,974         109,264         104,026
Assets                             1,217,078       1,110,296       1,193,585       1,090,098
Earning assets                     1,159,612       1,043,000       1,134,045       1,020,026
Interest bearing liabilities      $  988,987      $  891,699      $  965,929      $  857,941
--------------------------------------------------------------------------------------------

SECURITIES
Average total securities increased $41.8 million, or 9.8%, for the second quarter of 1997 over the same period of 1996. Also, a $37.8 million, or 9.1% increase in average securities occurred for the six month period ended June 30, 1997 compared to the same period of 1996. The majority of this increase was in the securities available for sale category. During the second quarter of 1997, the securities portfolio represented 40.3% of average earning assets. Investments are primarily U.S. Treasury and U.S. Government agency guaranteed securities classified as available for sale. Held to maturity securities are obligations of the State of New York political subdivisions and do not include any direct obligations of the State of New York. At June 30, 1997, the composition of the securities portfolio was 93% available for sale and 7% held to maturity.

LOANS
Average loan volume for the three months ended June 30, 1997 increased $74.5 million, or 12.3% over second quarter 1996. The loan growth has been present in all loan categories, with the most significant increases in commercial and consumer loans. Commercial and consumer loans increased $42.1 and $30.1 million, respectively.
     The Company has experienced an increase in the demand for commercial loans, with growth of $27.2 million since year-end 1996, primarily in the business and real estate categories. The consumer loan volume increase can be attributed to homequity loans. Homequity volumes have increased $10.4 million since year-end 1996, primarily in the revolving category. The company does not engage in highly leveraged transactions or foreign lending activities.

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

         Total nonperforming assets decreased $1.1 million, or 20.3% at June 30, 1997 compared to June 30, 1996. Impaired commercial and agricultural loans declined $1.2 million, while real estate and consumer loans experienced minimal increases between the reporting periods. The changes in nonperforming assets are presented in Table 7 below.

TABLE 7
NONPERFORMING ASSETS AND RISK ELEMENTS
------------------------------------------------------------------------------------------------------
                                                       JUNE 30,        December 31,          June 30,
(dollars in thousands)                                   1997              1996                1996
------------------------------------------------------------------------------------------------------
Impaired commercial and agricultural loans        $2,379     66%     $2,441     73%     $3,571     76%
Other nonaccrual loans:
 Real estate mortgage                                513     14%        251      8%        492     11%
 Consumer                                            727     20%        628     19%        606     13%
------------------------------------------------------------------------------------------------------
  Total nonaccrual loans                           3,619    100%      3,320    100%      4,669    100%
------------------------------------------------------------------------------------------------------
Other real estate owned                              887              1,242                986
------------------------------------------------------------------------------------------------------
  Total nonperforming assets                       4,506              4,562              5,655
------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Real estate mortgage                                343     49%        344     33%        360     45%
 Commercial and agricultural                         172     24%        418     40%        285     35%
 Consumer                                            191     27%        289     27%        159     20%
------------------------------------------------------------------------------------------------------
  Total                                              706    100%      1,051    100%        804    100%
------------------------------------------------------------------------------------------------------
Restructured loans, in compliance with modified terms:
 Commercial and agricultural                           -                  -                  -
------------------------------------------------------------------------------------------------------
  Total assets containing risk elements           $5,212             $5,613             $6,459
------------------------------------------------------------------------------------------------------
Total nonperforming assets to loans                        0.65%              0.70%              0.91%
Total assets containing risk elements to loans             0.75%              0.86%              1.04%
Total nonperforming assets to assets                       0.36%              0.40%              0.50%
Total assets containing risk elements to assets            0.42%              0.49%              0.57%
------------------------------------------------------------------------------------------------------

TABLE 8
CHANGES IN NONACCRUAL AND IMPAIRED LOANS
------------------------------------------------------------------------------
                                     Three months ended      Six months ended
                                          June 30,                June 30,
------------------------------------------------------------------------------
(dollars in thousands)                1997       1996        1997        1996
------------------------------------------------------------------------------
Balance at beginning of period      $3,258     $5,431     $ 3,320     $ 4,817
 Loans placed on nonaccrual          1,563      1,622       2,688       3,660
 Charge-offs                          (494)      (431)       (882)       (879)
 Payments                             (306)    (1,223)     (1,045)     (2,082)
 Transfers to OREO                    (247)      (138)       (307)       (255)
 Loans returned to accrual            (155)      (592)       (155)       (592)
------------------------------------------------------------------------------
Balance at end of period            $3,619     $4,669     $ 3,619     $ 4,669
------------------------------------------------------------------------------
CHANGES IN OREO
Balance at beginning of period      $  732     $1,989     $ 1,242     $ 2,000
 Additions                             286        150         352         267
 Sales                                (117)     1,056)       (604)      1,103)
 Write-downs                           (14)       (97)       (103)       (178)
------------------------------------------------------------------------------
Balance at end of period            $  887     $  986     $   887     $   986
------------------------------------------------------------------------------

DEPOSITS
Customer deposits represent the greatest source of funding assets. Average total deposits for the quarter ended June 30, 1997, increased $60.0 million, or 6.6% from the same period in 1996. Time deposits experienced a $74.7 million increase, while core deposit categories saw a decline in average balances. The increase in time deposits can be attributed to municipal time deposits. Average municipal time deposits for second quarter 1997 increased $69.4 million over second quarter 1996, primarily to fund the increase in loan demand. During second quarter of 1997, average core deposits (DDA, Savings, MMDA and NOW's) decreased by $14.7 million compared to second quarter 1996.

BORROWED FUNDS
The Company's borrowed funds consist of short-term borrowings and other borrowings. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, and Federal Home Loan Bank advances. Other borrowings include a 366 day advance, hence one day longer than would qualify for short-term classification, maturing in July 1997. Average borrowings for the six months ended June 30, 1997 increased $42.2 million, or 58.6% as compared to the same period of 1996. The Company has increased its use of borrowings as a source of funding the continued loan growth. Utilization of brokered repurchase agreements as a source of funds have increased an average of $16.3 million for the first six months of 1997 compared to the same period in 1996.

CAPITAL AND DIVIDENDS
Stockholders' equity of $114 million represents 9.2% of total assets at June 30, 1997, compared with $106 million, or 9.3% at December 31, 1996 and $101 million, or 9.0% a year previous. The equity increase is primarily due to earnings retention. Also contributing to the increase in equity is a reduction in the depreciated value reflected in the mark to market of the securities available for sale portfolio, partially offset by an increase in shares held in the treasury.
     On a per share basis, cash dividends declared were increased in December 1996 as the Company declared a 5% stock dividend in October 1996 followed by a 15% increase in the cash dividend to $0.15 per share. In July of 1997, the Company raised the third quarter cash dividend to $0.17 per share, a 13% increase. The dividend increase reflects the Company's earnings and capital strength. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.
     The accompanying Table 10 presents the high, low and closing sales price for the common stock as reported on the NASDAQ National Market System, and cash dividends declared per share of common stock. At June 30, 1997, total market capitalization of the Company's common stock was approximately $229 million compared to $150 million at December 31, 1996 and $132 million at June 30, 1996. The change in market capitalization is due to an increase in the stock's market price. The Company's price to book value ratio was 2.02 at June 30, 1997 and
1.30 a year ago. The per share market price was 15 times annualized earnings at June 30, 1997 and 12 times annualized earnings at June 30, 1996.
     Capital is an important factor in ensuring the safety of depositors' accounts. For both 1996 and 1995, the Company earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. In July of 1997, the Company earned the Blue Ribbon Bank designation from Veribanc for the first quarter of 1997. Their ratings are based on capital levels, loan portfolio quality and security portfolio strength.
     As the capital ratios in Table 9 indicate, the Company remains well capitalized. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 and Risk-based Capital ratios have regulatory minimum guidelines of 4% and 8% respectively, with requirements to be considered well capitalized of 6% and 10%, respectively.

TABLE 9
CAPITAL MEASUREMENTS
--------------------------------------------------------------------------------------------
                                                  First      SECOND       Third      Fourth
1997                                            Quarter     QUARTER     Quarter     Quarter
--------------------------------------------------------------------------------------------
Tier 1 leverage ratio                              8.91%       8.75%
Tier 1 capital ratio                              14.53%      14.46%
Total risk-based capital ratio                    15.78%      15.71%
Cash dividends as a percentage of net income      36.46%      34.27%
Per common share:
 Book value                                      $12.60      $13.33
 Tangible book value                             $11.47      $12.24
--------------------------------------------------------------------------------------------
1996
Tier 1 leverage ratio                              8.83%       8.55%       8.49%       8.70%
Tier 1 capital ratio                              14.73%      14.29%      14.00%      14.06%
Total risk-based capital ratio                    15.98%      15.54%      15.25%      15.31%
Cash dividends as a percentage of net income      36.90%      38.55%      34.87%      36.10%
Per common share:
 Book value                                      $12.64      $12.58      $12.81      $12.72
 Tangible book value                             $11.27      $11.25      $11.51      $11.52
--------------------------------------------------------------------------------------------

TABLE 10
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
----------------------------------------------------------------------
                                                                  Cash
                                                             Dividends
Quarter Ending          High           Low         Close      Declared
----------------------------------------------------------------------
1996
March 31              $16.22        $15.24        $16.19        $0.124
June 30                16.67         15.60         15.60         0.124
September 30           16.43         15.00         16.07         0.124
December 31            19.00         16.07         18.00         0.150
----------------------------------------------------------------------
1997
MARCH 31              $20.00        $17.63        $19.50        $0.150
JUNE 30                26.88         19.50         26.88         0.150
----------------------------------------------------------------------

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset/Liability Management Committee (ALCO) is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Interest rate sensitivity management seeks to avoid widely fluctuating net interest margins and to ensure consistent net interest income through periods of changing economic conditions.
     The Company's primary measure of liquidity is called the basic surplus, which compares the adequacy of cash sources to the amounts of volatile funding sources. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources. Accordingly, the Company has established borrowing agreements with other banks (Federal Funds), the Federal Home Loan Bank of New York (short and long-term borrowings which are denoted as advances), and repurchase agreements with investment companies.
     At June 30, 1997 and 1996, the Company's basic surplus ratios (net access to cash and secured borrowings as a percentage of total assets) were approximately 8.3% and 8.6%, respectively. The Company has set a present internal minimum guideline range of 5% to 7%. As these ratios indicate, the Company's liquidity is well within management standards.
     Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. Through analysis of the interest sensitivity gap, the Company attempts to position its assets and liabilities to maximize net interest income in several different interest rate scenarios. As of June 30, 1997, the interest sensitivity gap indicates that the Company is liability sensitive. The liability sensitivity is a result of the increased loan growth being funded through short-term deposits and borrowings. The Company is currently positioned to benefit from a declining interest rate environment; however, the nature and timing of the benefit will be initially impacted by the extent to which core deposit borrowing rates are decreased as rates lower. At June 30, 1997, a 100 basis point gradual increase or decrease in interest rates was estimated to have less than a 4.1% impact on net interest income relative to a flat rate environment over the next twelve month period.

------------------------------------------------------------------------------------------------------
SELECTED FIVE YEAR DATA                      1996          1995          1994        1993        1992
------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)
Net income                             $   12,179    $    9,329     $   6,508    $  8,505    $  8,043

Return on average assets                     1.10%         0.90%         0.64%       0.93%       0.94%

Return on average equity                    11.80%         9.18%         6.53%       8.79%       8.89%

Net interest margin                          4.69%         4.43%         4.81%       5.26%       5.52%

Efficiency ratio                            60.74%        65.92%        70.22%      71.05%      69.48%

Expense ratio                                2.41%         2.51%         2.96%       3.21%       3.19%

Tier 1 leverage ratio                        8.70%         8.80%         9.05%       9.24%       9.01%

Tier 1 capital ratio                        14.06%        15.21%        16.09%      15.40%      15.30%

Total risk-based capital ratio              15.31%        16.46%        17.35%      16.66%      16.61%

Cash dividends as a percentage of
 net income                                 36.10%        42.47%        55.22%      38.82%      36.94%

Per Common Share:
 Net income                            $     1.43    $     1.06    $     0.73    $   0.95    $   0.92

 Cash dividends declared               $     0.522   $     0.450   $     0.407   $   0.375   $   0.341

 Book value                            $    12.72    $    12.44    $    11.12    $  11.41    $  10.72

 Tangible book value                   $    11.52    $    11.11    $    10.01    $   9.93    $   8.74

 Stock dividends distributed                 5.00%         5.00%         5.00%       5.00%       5.00%

Market price:
 High                                  $    19.00    $    17.14    $    15.98    $  15.98    $  12.53
 Low                                   $    15.00    $    14.29    $    12.96    $  10.90    $   8.62
 End of year                           $    18.00    $    16.67    $    14.96    $  15.76    $  11.93

  Price/earnings multiple                   12.59X        15.77x        12.72x      10.79x      12.89x
  Price/book value multiple                  1.42X         1.34x         1.34x       1.38x       1.11x

Total assets                           $1,138,986    $1,106,266    $1,044,557    $953,907    $868,616

Total stockholders' equity             $  106,264    $  108,044    $   98,307    $101,108    $ 94,012

Average common shares
 outstanding (thousands)                    8,513         8,800         8,939       8,897       8,732
------------------------------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item 1 -- Legal Proceedings

This item is omitted, as there have been no material legal proceedings initiated or settled during the quarter ended June 30, 1997.

Item 2 -- Changes in Securities

Following are listed changes in the Company's Common Stock outstanding during the quarter ended June 30, 1997 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future. There was no Preferred Stock outstanding during the quarter ended June 30, 1997.
     The Company has Stock Option Plans covering key employees. In May 1997, non-qualified stock options were granted for 1,200 shares of common stock at an option price of $20.15 per share. These options vest over a four-year period with the first vesting date one-year from the date of grant. Outstanding at June 30, 1997 are non-qualified stock options covering 340,764 shares at exercise prices ranging between $9.01 and $20.15 with expiration dates between January 10, 1998, and May 12, 2007. There are 576,550 shares of authorized common stock designated for possible issuance under the Plans, including the aforementioned shares. The number of shares designated for the Plans, the number of shares under existing options and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences as enumerated in the Plans. (FORMs S-8, Registration Statement Nos. 33-18976 and 33-77410, filed with the Commission on December 9, 1987 and April 6, 1994, respectively).
     In 1995, the Company granted its then Chairman stock options in connection with the discharge of severance obligations of the Company and the Bank under his employment agreement. The agreement issued options covering 136,437 and 28,593 shares with exercise prices of $14.69 and $15.33, respectively, and an expiration date of January 31, 1997 (the number of shares under option and the option price per share have been adjusted for stock dividends). The Company filed a registration statement relating to these option shares. These stock options did not serve to reduce the number available under the previously mentioned Plans. The former Chairman exercised 1,000 options in November 1996 and 164,030 in January 1997 resulting in no further shares available for exercise. Shares were issued from authorized, but unissued common stock. (FORM S-8, Registration Statement No. 333-02925, filed with the Commission on April 29, 1996).
     The Company has a Dividend Reinvestment Plan for stockholders under which no new shares of common stock were issued for the quarter ended June 30, 1997. There are 500,726 shares of authorized but unissued common stock designated for possible issuance under the Plan (the number of shares available has been adjusted for stock dividends and splits). (FORM S-3, Registration Statement No. 33-12247, filed with the Commission on February 26, 1987).
     The Company's Board of Directors has reserved 25,000 of authorized but unissued shares for future payment of an annual Board retainer. In January 1997, each Director was granted 165 shares which are restricted from one to three years for payment of their 1997 Board retainer. Shares were purchased from treasury therefore the number of authorized and unissued shares was not effected.
     The Company's Board of Directors has authorized the purchase on the open market by the Company of additional shares of treasury stock. These treasury shares are to be used for a variety of corporate purposes, primarily to meet the needs of the Company's Employee Stock Ownership Plan, Automatic Dividend Reinvestment and Stock Purchase Plan, Stock Option Plans, Retirement Savings Plan, Restricted Stock Agreements and Bank Trust Department directed IRA and HR-10 accounts. Purchases and sales during 1997 totalled 131,900 and 140,273, respectively, with 473,076 shares in treasury at June 30, 1997. Purchases were made at the prevailing market price in effect at the dates of the transactions. Subsequent sales to both the Company's Employee Stock Ownership Plan and Dividend Reinvestment and Stock Purchase Plan, if any, were made at the five day average of the highest and lowest quoted selling price of the Company's common stock on the National Market System of NASDAQ.
     The  Company  currently  is  authorized  to issue  2.5  million  shares  of preferred stock, no par value, $1.00 stated value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications, and restrictions for each series of preferred stock issued. The Company has a Stockholder Rights Plan (Plan) designed to ensure that any potential acquiror of the Company negotiate with the Board of Directors and that all Company stockholders are treated equitably in the event of a takeover attempt. When the Plan was adopted, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar Rights are attached to each share of the Company's common stock issued after November 15, 1994, the date of adoption subject to adjustment. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, begins a tender or exchange offer for 25 percent or more of the Company's outstanding common stock, or an adverse person, as declared by the Board of Directors, acquires 10 percent or more of the Company's outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company's common stock and therefore, the Rights will be transferred upon the transfer of shares of the Company's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, no par value, and $1.00 stated value per share of the Company at a price of $100.

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

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Registrant's senior securities during the quarter ended June 30, 1997.

Item  4 -- Submission of Matters to a Vote of Security Holders

This item is omitted as there is no disclosure required for the quarter ended June 30, 1997. The results of the election of directors and ratification of auditors at the Annual Meeting of Stockholders held April 19, 1997 was previously reported in Form 10-Q, March 31, 1997.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

An index to exhibits follows the signature page of this FORM 10-Q.

No reports on FORM 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of August, 1997.




                                NBT BANCORP INC.



                              By: /S/ JOE C. MINOR
                                 -----------------
                                      Joe C. Minor
                                     Vice President
                         Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS

         The following documents are attached as Exhibits to this FORM 10-Q or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page number or exhibit cross-reference to the prior filings of the Registrant with the Commission.

FORM 10-Q
Exhibit                                                                      Exhibit
Number                                                                       Cross-Reference
---------                                                                    ---------------
10.1        Lease extension of Vail Mills Office                             Herein

10.2        Lease extension of Rome Office                                   Herein

10.3        Supplemental Retirement Income Plan between NBT Bank, National   Herein
             Association and Certain Management and Highly Compensated
             Employees made as of January 1, 1996.

27.1        Financial Data Schedule for the six months ended June 30, 1997   Herein

                                  EXHIBIT 10.1
                      Lease extension of Vail Mills Office

                                    NBT BANK


                                                              April 1, 1997

Mr. Fred Showers
Mrs. Reta L. Showers
3786 State Highway 30 #1
Amsterdam, New York  12010

Re:  Land lease located at Route 30, Mayfield, New York
        Expiration Date:  June 30, 1997

Dear Mr. & Mrs. Showers:

According to the terms of the lease for land located at Route 30 Mayfield, New York, we wish to exercise the option to renew such lease beginning July 1, 1997. We offer to extend the term to cover a one year period commencing July 1, 1997 through June 30, 1998 with the option to renew. The annual rental would be six thousand six hundred and fifteen dollars ($6,615) payable in monthly payments of $551.25. All other terms and conditions would remain the same. Second year would commence July 1, 1998 through June 30, 1999 would be six thousand nine hundred forty five and seventy five (6,945.75) payable in monthly payments of $578.88.

If the terms and conditions in this letter meet with your approval, please sign both copies and return one to my attention in the self-addressed, post-paid envelope for our files. Should you have any questions, please do not hesitate to give me a call at 607-337-6115. Thank you.

                              Sincerely,

                              /s/Donna L. Deuel
                                 --------------
                                 Donna L. Deuel
                                 Vice President
                                 Administrative Services



MAY 9, 1997                   /S/FRED SHOWERS
-----------                   ---------------
  Date                           Fred Showers


MAY 9, 1997                   /S/RETA SHOWERS
-----------                   ---------------
  Date                           Reta Showers

NBT Bank, N.A., 52 South Broad Street, P.O. Box 351, Norwich, New York 13815*Telephone 607-337-6000

                                  EXHIBIT 10.2
                         Lease extension of Rome Office

                            LEASE EXTENSION AGREEMENT


         AGREEMENT made as of the 20th day of May, 1997 by and between NEW PLAN REALTY TRUST having an office at 1120 Avenue of the Americas, New York, NY 10036, as Landlord and NBT BANK N.A., having an address at 52 South Broad Street, Norwich, NY 13815, as Tenant.


                                   WITNESSETH:
         WHEREAS, Landlord and Tenant's predecessor entered into that certain lease ("Lease") dated July 14, 1987 for Rental Space FS2 situated in the shopping center known as Westgate Manor, Rome, NY.
         WHEREAS, Landlord and Tenant desire to extend the term of the Lease and modify certain terms contained therein.
     NOW, THEREFORE, for and in consideration of the covenants herein contained and other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, it is agreed as follows:

1. LEASE TERM. Landlord and Tenant desire to and hereby do extend the term for a period of five (5) years from September 1, 1997 to August 31, 2002.
2. FIXED MINIMUM ANNUAL RENT. The Fixed Minimum Annual Rental of Forty Thousand and 00/xx ($40,000.00) Dollars payable in equal monthly payments of $3,333.33 in advance without offset, deduction or credit to Landlord at its address at 1120 Avenue of the Americas, New York, NY 10036.
3. COST OF LIVING. The minimum Annual Rent payable by Tenant shall be augmented in accordance with this Section.
         (a)  For the  purpose of  this Section  the term "base year" shall mean
1998.
         (b) The adjustment described in this subdivision (b) shall be based upon the "Consumer Price Index" published by the Bureau of Labor Statistics of the U.S. Department of Labor for Buffalo, NY CPI-U. All Items Index for a calendar year, i.e. the average of the monthly All Items Price Indices for the twelve months of such calendar year (hereinafter called the "Price Index"), or a successor or substitute index appropriately adjusted. In the event that the Price Index for any calendar year subsequent to the base year reflects an increase in the cost of living over and above the cost of living as reflected by such Price Index for the base year, then Landlord shall furnish to Tenant a statement of the Price Indices for the base year and for the applicable calendar year, and the Minimum Annual Rent shall be augmented by payment of an additional rent adjustment which shall be paid as follows:
                  (1) By or after  January  31 of each year  during  the term of this lease, there shall be an additional rent adjustment based on the percentage difference between the Price Index for the base year and the Price Index for the calendar year immediately preceding the date of such annual adjustment.
                  (2) The   percentage   increase  thus   determined   shall  be
                      multiplied by the Minimum Annual Rent reserved in this lease as of December 31 of the preceding calendar year, and this sum shall constitute the cost of living additional rent adjustment which shall be paid to Landlord within ten (10) days after submission by Landlord of the statement of the Price Indices. The following illustrates the intention of the parties hereto as to the computation of the aforementioned cost of living additional rent adjustment, if any:
                           Assuming  that the Price  Index for the base year was
                      102.0 and assuming that the Price Index for the year immediately preceding the date of such adjustment was
                      105.0 then and in that event there would be an adjustment for cost of living additional rent to the following extent the percentage increase thus reflected i.e. 2.941%

                      (3.0/102.0) would be multiplied by the Minimum Annual Rent reserved in this lease as of December 31 of the preceding calendar year, and the resulting sum would be the additional rent payable hereunder. In the event that the Price Index ceases to use the 1982-84 average of 100 as the basis of calculation, or if a substantial change is made in the terms or number of items contained in the Price Index then the Price Index shall be adjusted to the figure that would have been arrived at had the manner of computing the Price Index in effect at the date of this Lease not been altered. In the event such Price Index (or a successor or substitute index) is not available, a reliable governmental or other non-partisan publication evaluating the information theretofore used in determining the Price Index shall be used.
         (c) The statement of the cost of living adjustment to be furnished by Landlord as provided in subdivision (b) above shall consist of data prepared by Landlord.
         (d) If the term of this Lease shall commence on a date other than January 1, Tenant shall pay a proportionate share of the additional rents under this Section for the calendar year during which the term hereof commences, which share shall be based upon the length of time that this Lease shall have been in existence during such first calendar year. Upon the date of any expiration of termination of this Lease, whether the same may be the date hereinabove set forth for the expiration of the term (hereinafter called "lease expiration date") or any prior or subsequent date, the entire additional rent for the preceding calendar year and a proportionate share of the additional rent for the calendar year during which such expiration or termination occurs shall immediately become due and payable by Tenant to Landlord. The said proportionate share shall be based upon the length of time that this Lease shall have been in existence during such latter calendar year. Promptly after said expiration or termination, Landlord shall compute the additional rent due from Tenant, as aforesaid, which computations shall be an estimate based upon the most recent annual statements theretofore prepared by Landlord and furnished to Tenant under subdivision (b) above. Within ten (10) days after the next annual statement or statements are prepared by Landlord and furnished to Tenant, Landlord and Tenant shall make appropriate adjustments of said estimated payments.
         (e) Notwithstanding any expiration or termination of this Lease prior to the lease expiration date, Tenant's obligation to pay any and all additional rent under this Lease shall continue and shall cover all periods up to the lease expiration date. Tenant's obligation to pay any and all additional rent under this Lease and Landlord's and Tenant's obligation to make the adjustments referred to in subdivision (e) above shall survive any expiration or termination of this Lease.
         (f) During the term hereof the Tenant agrees to deposit with the Landlord an amount equal to the amount of the most recent additional rental adjustment due pursuant to this Section 39. Said amount shall be divided by twelve (12) and shall be deposited monthly by Tenant with Landlord on the first day of each month commencing with the first month following the date that the invoice for the most recent additional rent adjustment under this Section 43 is sent to the Tenant by Landlord. The amounts so deposited shall be held by Landlord as a payment on account of the next annual additional rental adjustment to be made pursuant to this Section 43. If the amount deposited by Tenant exceeds the amount of the next annual adjustment due than Tenant will receive a credit for the difference. If the amount deposited by Tenant is less than the amount of the next annual adjustment due then Tenant will remit the balance due within ten (10) days after submission by landlord the statement.
         If the most recent annual adjustment does not cover a full twelve month period then the Tenant shall deposit as aforesaid an amount equal to the amount of said adjustment annualized (e.g. if the most recent annual adjustment covered the period October, November and December and amounted to $18.00 then the Tenant would deposit the amount of $72.00 at the rate of $6.00 a month)
4. OPTION TO EXTEND LEASE. Tenant is hereby granted the right to renew the term of this Lease upon the same terms and conditions, except as to rent and except that Tenant shall have no further option to renew the term of this Lease, for one (1) additional consecutive period of five (5) years provided that both during the entire term and also at such time the option is exercised, the Tenant has never been and also is not in default under this Lease. It is acknowledged by Tenant that if it was ever in default, even if later cured, it has no right to exercise the option and the option shall be null and void. The Tenant shall exercise its right and option to so renew the term of this Lease by serving written notice upon the Landlord of its election to exercise said option any time prior to one hundred eighty (180) days of the expiration date of the initial Lease Term (time being of the essence with respect thereto). In the event the Tenant should not timely exercise its option for extension of the Lease as provided above, or should be in default under this Lease as so provided above, then, in either event, the Tenant shall have no right to a renewal term and said option shall become null and void and be of no further force or effect. The provisions of this Section shall not inure to the benefit of or be exercisable by any assignee or sublessee. The Fixed Minimum Annual Rent during the option period will be as follows:
From BEGINNING 1ST OPTION YEAR TO END OF 5TH OPTION YEAR $46,000.00 per annum ($3,833.33 per month) (subject to Section 3 above of this Lease Extension).
The parties stipulate and agree that the foregoing option may only be exercised if Tenant has, subsequent to June 1, 1997 and prior to Tenant's exercise of the option, at Tenant's expense, performed a complete remodelling of the Demised Premises, and if Tenant has not performed a complete remodelling of the Demised Premises subsequent to June 1, 1997 and prior to its purported exercise of the foregoing option, then this option shall be null and void and the term of the Lease shall terminate on August 31, 2002 (unless previously terminated for other reasons).
5. INSURANCE a. Throughout the term of this lease, Tenant shall maintain at its own cost and expense (a) Fire and extended coverage, vandalism, riot, malicious mischief and special extended coverage insurance in an amount adequate to cover the cost of replacement of all decorations and improvements in the Demised Premises in the event of a loss and (b) Public liability insurance on an occurrence basis with minimum limits of liability in an amount of Five Hundred Thousand ($500,000.00) Dollars for bodily injury, personal injury or death to any one person and One Million ($1,000,000.00) Dollars for bodily injury, personal injury or death to more than one person and Fifty Thousand ($50,000.00) Dollars with respect to damage to property by water or otherwise; and (c) Fire insurance in amount adequate to cover the cost of replacement of all fixtures and contents in the Demised Premises in the event of damage due to fire, extended coverage hazards, vandalism, malicious mischief and special extended coverage hazards. Tenant shall, at its own expense, exclude from its liability insurance policy the "Care, Custody and Control Exclusion." If Tenant fails to procure the required insurance, Landlord may, but shall not be required to, obtain same for Tenant and Tenant shall promptly reimburse Landlord for the cost thereof.
    b. Tenant shall also pay to Landlord, as additional rent toward the cost of maintaining all insurance with respect to the Shopping Center (exclusive of any insurance premiums included in Tenant's share of Shopping Center operating costs payable under this lease), an annual amount equal to $193.30. Tenant shall pay such amount to Landlord in equal monthly installments in the amount of $16.10 each, together with the Minimum Annual Rent due hereunder. Notwithstanding the foregoing, Landlord may self insure for all of the foregoing insurance.

    c. The yearly amount set forth in subparagraph (a) above (and the deposits thereon) shall be increased yearly to reflect any increase from year to year in the Consumer Price Index for All Urban Consumers, U.S City Average, All Items (C.P.I.) (1982-84=100) as published by the U.S. Department of Labor, Bureau of Labor Statistics, Washington, D.C.
6. ENVIRONMENTAL. Tenant shall not use or suffer the Demised Premises to be used in any manner so as to create an environmental violation or hazard, nor shall Tenant cause or suffer to be caused any chemical contamination or discharge of a substance of any nature which is noxious, offensive or harmful or which under any law, rule or regulation of any governmental authority having jurisdiction constitutes a hazardous substance or hazardous waste. Tenant shall not violate or suffer to be violated any governmental law, rule, regulation, ordinance, or order, including those of any federal, state, county or municipal entity, agency, or official.
         Tenant shall also immediately notify Landlord in writing of any environmental concerns of which Tenant is or becomes aware and which are raised by any private party or government agency with regard to Tenant's business or the Demised Premises. Tenant shall also notify landlord immediately of any hazardous waste spills at the Demised Premises.
         Not in limitation of the generality of the foregoing, but as additional covenants, Tenant specifically agrees that (a) Tenant shall not generate, manufacture, refine, transport, treat, store, handle, dispose or otherwise deal with any hazardous substances or hazardous waste as now or hereafter defined by applicable law; (b) If at any time during the term of this Lease, there shall be required, with respect to the Demised Premises or any part thereof, any act pursuant to or in compliance with applicable law, including the filing of any required notice or sale or negative declaration affidavits or the preparation or effectuation of any clean-up plans, Tenant shall immediately advise Landlord of same, and Tenant shall be solely responsible for the cost of such compliance;

and (c) Tenant shall defend, indemnify and hold Landlord harmless against any liability, loss, cost or expense, including reasonable attorneys' fees and costs (whether or not legal action has been instituted) incurred by reason of the existence of or any failure by the Tenant to comply with any environmental law now or hereafter in effect. For the purposes of this provision the term Tenant shall be deemed to include Tenant, Tenant's agents, servants, employees and invitees.
         Tenant expressly acknowledges its understanding and agreement that, during the term hereof or at or after the expiration or earlier termination of this lease, certain notices, filings (and, possibly, sampling plans, cleanup plans and cleanup work) may be required by law, and if this occurs then Tenant shall, either in its own name, or, if required, in the name of the Landlord, comply, at Tenant's own expense, with all such applicable notice, filings and other required actions, and defend, indemnify and hold Landlord harmless from all costs and expenses related to the same. However, Tenant shall file no documents or take any other action under this Section without Landlord's prior written approval thereof, and Landlord shall also have the right to file such documents or take such action instead or on behalf of Tenant (but still at Tenant's sole cost and expense), and Tenant shall cooperate with Landlord in so doing. Tenant shall also (a) provide to Landlord copies of any documents filed by Tenant pursuant to any environmental law; (b) permit Landlord to be present at any inspection, on or off site, and at any meetings of government environmental officials; and (c) provide Landlord with an inventory of materials and substances dealt with by Tenant at the Demised Premises, as well as such additional information for government filings or determinations as to whether there has been compliance with an environmental law.

         Landlord shall also have the right to enter the Demised Premises at any time to conduct tests to discover the facts of any alleged or potential environmental problem.
         The provisions of this section shall survive the expiration or earlier termination of this Lease, and the Tenant shall require any permitted assignee or sub-lessee of the Demised Premises to agree expressly in writing to comply with all the provisions of this paragraph. 7. TRUST CLAUSE. This Agreement and all documents, agreements, understandings and arrangements relating to this transaction have been negotiated, executed and delivered on behalf of New Plan Realty Trust by the Trustees or officers thereof in their representative capacity under the Amended and Restated Declaration of Trust of New Plan Realty Trust dated as of January 15, 1996, and not individually, and bind only the Trust Estate of New Plan Realty Trust, and no Trustee, officer, employee, agent or shareholder of New Plan Realty Trust shall be bound or held to any personal liability in connection with the obligations of New Plan Realty Trust thereunder, and any person or entity dealing with New Plan Realty Trust in connection therewith shall look solely to the Trust Estate for the payment of any claim or for the performance of any obligation thereunder. The foregoing shall also apply to any future documents, agreements, understandings, and arrangements which may relate to this transaction. 8. NO OTHER CHANGES. Except as expressly modified by this Lease Extension Agreement, all of the terms, covenants and conditions of the Lease shall remain in full force and effect and are hereby ratified and confirmed.
         IN WITNESS WHEREOF, the parties hereto have hereunto set their respective hands and seals this 28th day of May, 1997.

                                  NEW PLAN REALTY TRUST
                                  By: /S/JOEL F. CRYSTAL, ASST. SET


                                  NBT BANK N.A.
                                  By: /S/JOE C. MINOR
                                  SVP,CFO & TREASURER

                                  EXHIBIT 10.3
                       Supplemental Retirement Income Plan

                       SUPPLEMENTAL RETIREMENT INCOME PLAN
                                       FOR
               CERTAIN MANAGEMENT AND HIGHLY COMPENSATED EMPLOYEES
                                       OF
                         NBT BANK, NATIONAL ASSOCIATION

                       SUPPLEMENTAL RETIREMENT INCOME PLAN
                                       FOR
               CERTAIN MANAGEMENT AND HIGHLY COMPENSATED EMPLOYEES
                                       OF
                         NBT BANK, NATIONAL ASSOCIATION



                                TABLE OF CONTENTS

                                                      PAGE

ARTICLE I       DEFINITIONS                              2

ARTICLE II      ELIGIBILITY AND PARTICIPATION            3

ARTICLE III     SUPPLEMENTAL RETIREMENT BENEFIT          4

ARTICLE IV      AMENDMENT AND TERMINATION                5

ARTICLE V       CLAIMS PROCEDURE                         6

ARTICLE VI      MISCELLANEOUS                            9

EXHIBIT A

                       SUPPLEMENTAL RETIREMENT INCOME PLAN
                                       FOR
               CERTAIN MANAGEMENT AND HIGHLY COMPENSATED EMPLOYEES
                                       OF
                         NBT BANK, NATIONAL ASSOCIATION



                                    PREAMBLE

                   NBT Bank, National Association has adopted this Supplemental Retirement Income Plan for Certain Management and Highly Compensated Employees of NBT Bank, National Association, effective as of January 1, 1996, to provide supplemental retirement income to a select group of former management and highly compensated employees. The Plan is designed to provide retirement benefits that supplement benefits payable under the NBT Bancorp Inc. Defined Benefit Pension Plan.

                                    ARTICLE I
                                   DEFINITIONS

                  When used herein, the following words shall have the meanings set forth below, unless the context clearly indicates otherwise:
                  1.01 "Bank" shall mean NBT Bank, National Association and any successor.
                  1.02 "Beneficiary" shall mean the person(s) designated by a Participant in accordance with paragraph 3.05 to receive benefits (if any) following the Participant's death.
                  1.03 "Participant" shall mean an employee or former employee of the Bank who is selected by the Bank to participate in the Plan, and who satisfies the eligibility provisions of Article II.
                  1.04   "Participation   Agreement"   shall  mean  the  written
agreement between the Bank and a Participant, in the form attached as Exhibit A of the Plan.
                  1.05 "Plan" shall mean the Supplemental Retirement Income Plan for Certain Management and Highly Compensated Employees of NBT Bank, National Association.
                  1.06 "Plan Administrator" shall mean the Senior Vice President of Human Resources of the Bank, or such other person or entity designated by the President of the Bank to carry out the administration of the Plan.
                  1.07 "Qualified Plan" shall meant the NBT Bancorp Inc. Defined Benefit Pension Plan.

                                   ARTICLE II
                          ELIGIBILITY AND PARTICIPATION

                  2.01 ELIGIBILITY. Each employee or former employee of the Bank selected by the Bank to participate in the Plan shall become a Participant in the Plan upon the employee's or former employee's execution of a Participation Agreement.
                  2.02 EXCLUSIONS. Notwithstanding anything in this Plan to the contrary, no individual who is or was a president and/or chief executive officer of the Bank after 1988 shall be eligible to participate in this Plan.

                                   ARTICLE III
                         SUPPLEMENTAL RETIREMENT BENEFIT

                  3.01 BENEFIT AMOUNT. Each Participant's benefit under this Plan shall be an amount equal to the excess (if any) of (a) the amount indicated on the Participant's Participation Agreement, over (b) the amount payable to the Participant pursuant to the terms of the Qualified Plan as of the date payments from the Qualified Plan to the Participant commence. The amount described in (a) above shall be subject to actuarial adjustment so that the amount in (a) above reflects payments in the same form, and beginning at the same time, as payments from the Qualified Plan.
                  3.02 TIME AND FORM OF PAYMENT. Benefit payments under this Plan shall commence as of the same date, and shall be payable in the same form, as benefits are paid to or on behalf of the Participant under the Qualified Plan.
                  3.03 BENEFICIARIES. A Participant's Beneficiary under this Plan shall be deemed to be the same as the Participant's Beneficiary under the Qualified Plan. Participants shall not be entitled to designate a beneficiary under this Plan.

                                   ARTICLE IV
                            AMENDMENT AND TERMINATION

                  4.01 AMENDMENT AND TERMINATION. The Bank intends to maintain the Plan until all benefit payments are made pursuant to the Plan. However, the Bank reserves the right to amend or terminate the Plan at any time. Any such amendment or termination shall be made pursuant to written resolutions of the Board of Directors of the Bank. Notwithstanding any other provision in the Plan to the contrary, the Plan shall terminate automatically upon the final payment of all amounts payable hereunder.
                     4.02 CORPORATE SUCCESSORS. This Plan shall inure to the benefit of and be binding upon the successors and assigns of the Bank. The Bank shall use its reasonable efforts to ensure that any successor to the Bank adopts, and agrees to be bound by, the Plan.

                                    ARTICLE V
                                CLAIMS PROCEDURE

                  5.01 WRITTEN REQUEST. Participants seeking benefits under this Plan must submit a written request for benefits to the Plan Administrator. Such request shall state:
                    (a)   the Participant's date of birth and current age;
                    (b) the date and the reason the Participant terminated employment with the Bank;
                    (c) the basis(es) upon which the Participant believes he/she is entitled to Plan benefits; and
                    (d)   the address of the Participant.
                  5.02 NOTICE OF DENIAL. If a request for benefits is wholly or partially denied, notice of the denial, prepared in accordance with paragraph 5.03, shall be furnished to the claimant within a reasonable period of time, not to exceed 90 days, after receipt of the request by the Plan Administrator, unless special circumstances require an extension of time for processing the request. If such an extension of time is required, written notice of the extension shall be furnished to the claimant prior to the termination of the initial 90-day period. In no event shall such extension exceed a period of 90 days from the end of such initial period. The extension notice shall indicate the special circumstances requiring an extension of time and the date on which the Plan Administrator expects to render a decision.

                  5.03 CONTENT OF NOTICE. The Plan Administrator shall provide every claimant whose request for benefits is denied a written notice setting forth, in a manner calculated to be understood by the claimant, the following:
                    (a)   a specific reason or reasons for the denial;
                    (b) specific references to the pertinent Plan provisions upon which the denial is based;
                    (c) a description of any additional material or information necessary for the claimant to perfect the request and an explanation of why such material or information is necessary; and
                    (d) an explanation of the Plan's review procedure, as set forth in paragraphs 5.04 and 5.05.
                  5.04 REVIEW PROCEDURE. The purpose of the review procedure set forth in this paragraph and paragraph 5.05 is to provide a procedure by which a claimant under the Plan may have reasonable opportunity to appeal a denial of a request for benefits to the Plan Administrator for a full and fair review. To accomplish that purpose, the claimant (or the claimant's duly authorized representative) may:
                    (a)   review pertinent Plan documents; and
                    (b)   submit issues and comments in writing.
A claimant (or the claimant's duly authorized representative) shall request a review by filing a written application for review with the Plan Administrator at any time within 60 days after receipt by the claimant of written notice of the denial of the claimant's request for benefits.
                  5.05 DECISION ON REVIEW. A decision on review of a denied request for benefits shall be made in the following manner:
                    (a) The decision on review shall be made by the Plan Administrator. The Plan Administrator shall make a decision promptly, but not later than 60 days after receipt of the request for review, unless special circumstances require an extension of time for processing, in which case a decision shall be rendered as soon as possible, but not later than 120 days after receipt of the request for review. If such an extension of time for review is required, written notice of the extension shall be furnished to the claimant prior to the commencement of the extension.
                    (b) The decision on review shall be in writing, shall be written in a manner calculated to be understood by the claimant, and shall include specific reasons for the decision and specific references to the pertinent Plan provisions upon which the decision is based.

                                   ARTICLE VI
                                  MISCELLANEOUS

                  6.01 NO EFFECT ON EMPLOYMENT RIGHTS. Nothing contained in this Plan shall confer upon any Participant the right to be retained in the service of the Bank nor limit the right of the Bank to discharge or otherwise deal with the Participant without regard to the existence of the Plan.
                  6.02    FUNDING.
                    (a) The Plan at all times shall be entirely unfunded, and no provision shall at any time be made with respect to segregating any assets of the Bank for payment of any benefits hereunder.
                    (b) No Participant or Beneficiary shall have any interest in any particular assets of the Bank by reason of the right to receive a benefit under this Plan, and any such Participant or Beneficiary shall have only the rights of a general unsecured creditor of the Bank with respect to any rights under the Plan.
                    (c) Nothing contained in the Plan shall constitute a guarantee by the Bank or any entity or person that the assets of the Bank will be sufficient to pay any benefit hereunder.
                  6.03 WITHHOLDING. Payments made pursuant to the Plan shall be reduced by income, FICA or other employee payroll taxes, withholding taxes, or other similar taxes that the Bank may be required to withhold.

                  6.04 SPENDTHRIFT PROVISION. No benefit payable under this Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, or charge prior to actual receipt thereof by the payee. Any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber or charge prior to such receipt shall be void. The Bank shall not be liable in any manner for or subject to the debts, contracts, liabilities, or torts of any person entitled to any benefit under this Plan.
                  6.05    ADMINISTRATION.
                    (a) The Plan Administrator shall be responsible for the general operation and administration of the Plan and for carrying out its provisions. Notwithstanding the foregoing sentence, the Plan Administrator may delegate to employees of the Bank responsibility for such administrative duties as the Plan Administrator may deem necessary or appropriate. The Plan Administrator also may engage such actuaries, accountants, counsel or other persons to perform such services with respect to the Plan as the Plan Administrator may deem necessary or appropriate.
                    (b) The Plan Administrator shall have the authority and discretion to construe, interpret and apply all the terms and provisions of the Plan, including any uncertain or disputed terms or provisions of the Plan. All actions and decisions by the Plan Administrator, including any exercise of the Plan Administrator's authority and discretion to construe, interpret and apply uncertain or disputed terms or provisions of the Plan, shall be binding and conclusive upon each Participant, beneficiary, claimant, and the Bank. All actions and decisions of the Plan Administrator shall be given deference in all courts of law and no such action or decision shall be overturned or set aside by any court of law unless found to be arbitrary and capricious, or made in bad faith.
                  6.06 DISCLOSURE. Each Participant shall receive a copy of the Plan.
                  6.07 GOVERNING LAW. The Plan is established under, and shall be governed and construed according to, the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and regulations promulgated thereunder. The laws of the State of New York also shall apply to the extent such laws are not preempted by ERISA.
                  6.08 CONFIDENTIALITY. Each Participant agrees not to disclose the existence of this Plan, or any of the terms hereof, to any individual at any time, unless authorized in writing by the President of the
 Bank.
                  6.09 SEVERABILITY. If one or more provisions of the Plan, or any part thereof, shall be determined by a court of competent jurisdiction to be invalid or unenforceable, then the Plan shall be administered as if such invalid or unenforceable provision had not been contained in the Plan. The invalidity or unenforceability of any Plan provision, or any part thereof, shall not affect the validity and enforceability of any other Plan provision or any part thereof.
                  The Bank caused the Plan to be executed by a duly authorized officer to be effective as of January 1, 1996.

Dated:
                         NBT BANK, NATIONAL ASSOCIATION



                            By: /S/DARYL R. FORSYTHE

                                  EXHIBIT 27.1
                Financial Data Schedule for the six months ended
                                  June 30, 1997