Form 10-Q
period 1997-09-30
NBT BANCORP INC
filed 1997-11-13
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)
X QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
  ACT OF 1934
For the quarterly period ended September 30, 1997.
                                                         OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
   ACT OF 1934
For the transition period from ________ to ________.


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

       Registrant's Telephone Number, Including Area Code: (607) 337-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 31, 1997, there were 9,002,467 shares outstanding, including 441,344 shares held in the treasury, of the Registrant's common stock, No Par, Stated Value $1.00. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                                NBT BANCORP INC.
                   FORM 10-Q--Quarter Ended September 30, 1997


                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

Item 1       Financial Statements (Unaudited)

             Consolidated Balance Sheets at September 30, 1997, December 31, 1996, and September 30, 1996

             Consolidated Statements of Income for the three month and nine month periods ended September 30, 1997 and 1996

             Consolidated Statements of Stockholders' Equity for the nine month periods ended September 30, 1997 and 1996

             Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1997 and 1996

             Notes to Consolidated Financial Statements at September 30, 1997

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II      OTHER INFORMATION

Item 1       Legal Proceedings
Item 2       Changes in Securities
Item 3       Defaults Upon Senior Securities
Item 4       Submission of Matters to a Vote of Security Holders
Item 5       Other Information
Item 6       Exhibits and Reports on FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

NBT BANCORP INC. AND SUBSIDIARY                                     SEPTEMBER 30,     December 31,    September 30,
CONSOLIDATED BALANCE SHEETS                                             1997              1996            1996
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                               (UNAUDITED)       (See Notes)     (Unaudited)
ASSETS
Cash and due from banks                                              $   41,112       $   35,790       $   51,743
Federal funds sold and securities purchased under agreements
 to resell                                                               15,488                -                -
Loans available for sale                                                  3,335            4,135            3,788
Securities available for sale, at fair value                            440,695          369,202          368,025
Securities held to maturity (fair value-$33,625,
 $42,238 and $48,839)                                                    33,626           42,239           48,842
Loans:
 Commercial and agricultural                                            315,405          281,991          268,167
 Real estate mortgage                                                   128,863          119,870          118,847
 Consumer                                                               272,570          252,732          247,618
------------------------------------------------------------------------------------------------------------------
  Total loans                                                           716,838          654,593          634,632
 Less allowance for loan losses                                          11,438           10,473            9,965
------------------------------------------------------------------------------------------------------------------
  Net loans                                                             705,400          644,120          624,667
Premises and equipment, net                                              17,603           16,307           16,259
Intangible assets, net                                                    8,942            9,953           10,348
Other assets                                                             16,130           17,240           17,641
------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $1,282,331       $1,138,986       $1,141,313
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                        $  127,054       $  122,115       $  119,510
 Savings, NOW, and money market                                         371,931          359,141          378,706
 Time                                                                   495,866          435,063          420,151
------------------------------------------------------------------------------------------------------------------
  Total deposits                                                        994,851          916,319          918,367
Short-term borrowings                                                   158,762           88,244           91,626
Other borrowings                                                            186           20,195           23,055
Other liabilities                                                         9,658            7,964            6,395
------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                   1,163,457        1,032,722        1,039,443
Commitments and contingencies
Stockholders' equity:
Preferred stock, no par, stated value $1.00; shares
 authorized-2,500,000                                                         -                -                -
Common stock, no par, stated value $1.00; shares
 authorized-12,500,000; issued 9,002,467,
8,838,437 and 8,864,430                                                   9,002            8,838            8,442
Capital surplus                                                          85,531           82,731           75,461
Retained earnings                                                        31,377           24,208           29,928
Unrealized gain (loss) on securities available for sale,
 net of income tax effect                                                   754          (1,529)           (3,867)
Common stock in treasury at cost, 449,744,
 481,449 and 489,092 shares                                              (7,790)          (7,984)          (8,094)
------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                            118,874          106,264          101,870
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,282,331       $1,138,986       $1,141,313
------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                                          Three months ended                  Nine months ended
NBT BANCORP INC. AND SUBSIDIARY                              September 30,                      September 30,
CONSOLIDATED STATEMENTS OF INCOME                        1997             1996              1997             1996
------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share amounts)                              (Unaudited)

Interest and fee income:
Loans                                                 $16,599          $14,831           $47,741          $42,615
Securities - taxable                                    7,798            6,380            21,932           18,679
Securities - tax exempt                                   244              435               917            1,131
Other                                                     207               32               300               71
------------------------------------------------------------------------------------------------------------------
  Total interest and fee income                        24,848           21,678            70,890           62,496
------------------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                8,735            7,981            25,880           23,747
Short-term borrowings                                   2,207            1,151             4,708            2,902
Other borrowings                                          133              235               705              395
------------------------------------------------------------------------------------------------------------------
  Total interest expense                               11,075            9,367            31,293           27,044
------------------------------------------------------------------------------------------------------------------
Net interest income                                    13,773           12,311            39,597           35,452
Provision for loan losses                                 965              875             2,680            2,175
------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses    12,808           11,436            36,917           33,277
------------------------------------------------------------------------------------------------------------------

Noninterest income:
Trust income                                              687              654             2,060            1,963
Service charges on deposit accounts                       926              847             2,763            2,421
Securities gains (losses)                                 (90)             194               (72)           1,205
Other income                                              457              431             1,520            1,188
------------------------------------------------------------------------------------------------------------------
  Total noninterest income                              1,980            2,126             6,271            6,777
------------------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                          4,556            4,355            13,154           13,096
Net occupancy expense                                     584              596             1,892            1,894
Equipment expense                                         435              421             1,279            1,324
Amortization of intangible assets                         314              395             1,051            1,185
Other operating expense                                 3,015            2,693             8,353            8,183
------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                             8,904            8,460            25,729           25,682
------------------------------------------------------------------------------------------------------------------
Income before income taxes                              5,884            5,102            17,459           14,372
Income taxes                                            2,182            1,764             6,275            5,386
------------------------------------------------------------------------------------------------------------------
   NET INCOME                                         $ 3,702          $ 3,338           $11,184          $ 8,986
------------------------------------------------------------------------------------------------------------------
Net income per common share                           $  0.43          $  0.39           $  1.30          $  1.05
Cash dividends per common share                       $  0.170         $  0.124          $  0.470         $  0.372
Average common shares outstanding                   8,665,491        8,404,086         8,619,551        8,544,860
------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
                                                                            Unrealized
                                                                            Gain(Loss)
                                                                         On Securities
                                     Common      Capital      Retained       Available       Treasury
                                      Stock      Surplus      Earnings        For Sale          Stock         Total
--------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                (Unaudited)

BALANCE AT DECEMBER 31, 1995         $8,442      $75,464       $24,076         $ 2,822        $(2,760)     $108,044
Net income                                                       8,986                                        8,986
Cash dividends - $0.372 per share                               (3,134)                                      (3,134)
Purchase of 411,348 treasury shares                                                            (6,851)       (6,851)
Sale of 92,531 treasury shares to
  dividend reinvestment and other
  stock plans                                         (3)                                       1,517         1,514
Unrealized loss on securities
  available for sale, net of tax
  effect of $1,348                                                              (6,689)                      (6,689)
--------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1996        $8,442      $75,461       $29,928         $(3,867)       $(8,094)     $101,870
--------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996         $8,838      $82,731       $24,208         $(1,529)       $(7,984)     $106,264
Net income                                                      11,184                                       11,184
Cash dividends - $0.470 per share                               (4,015)                                      (4,015)
Common stock issued
  to stock option plan                  164        2,476                                                      2,640
Purchase of 131,900 treasury shares                                                            (2,569)       (2,569)
Sale of 163,605 treasury shares to
  dividend reinvestment and other
  stock plans                                        324                                        2,763         3,087
Unrealized gain on securities
  available for sale, net of tax
  effect of $3,526                                                               2,283                        2,283
--------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997        $9,002      $85,531       $31,377         $   754        $(7,790)     $118,874
--------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY                                         Nine Months Ended September 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                        1997                  1996
--------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                             (Unaudited)
OPERATING ACTIVITIES:
Net income                                                               $  11,184             $  8,986
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses                                                  2,680                2,175
  Depreciation and amortization of premises and equipment                    1,064                1,139
  Amortization of premiums and accretion of discounts on securities             96                   99
  Amortization of intangible assets                                          1,051                1,185
  Proceeds from sales of loans originated for sale                           3,559                3,820
  Loans originated for sale                                                 (2,759)              (3,294)
  Realized (gains) losses on sales of securities                                72               (1,205)
  (Increase) decrease in interest receivable                                  (105)                 934
  Increase in interest payable                                                 617                  165
  Other, net                                                                   821                1,933
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                   18,280               15,937
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from maturities                                                   28,787               27,282
 Proceeds from sales                                                       144,591              154,417
 Purchases                                                                (241,105)            (167,595)
Securities held to maturity:
 Proceeds from maturities                                                   22,037               23,848
 Purchases                                                                 (13,425)             (32,380)
Net (increase) in loans                                                    (63,960)             (45,802)
Purchase of premises and equipment, net                                     (2,360)                (931)
Sale of branch, net                                                           (219)                   -
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (125,654)             (41,161)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net increase in deposits                                                    78,532               45,335
Net increase (decrease) in short-term borrowings                            70,518              (24,319)
Proceeds from issuance of other borrowings                                       -               20,050
Repayments of other borrowings                                             (20,009)                  (7)
Common stock issued, including treasury shares reissued                      5,727                1,514
Purchase of treasury stock                                                  (2,569)              (6,851)
Cash dividends and payment for fractional shares                            (4,015)              (3,134)
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  128,184               32,588
--------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        20,810                7,364
Cash and cash equivalents at beginning of year                              35,790               44,379
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $  56,600             $ 51,743
--------------------------------------------------------------------------------------------------------
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION:
Cash paid during the period for:
 Interest                                                                $  30,676             $ 26,879
 Income taxes                                                                3,661                5,257
Noncash investing activity:
 Transfer of loans available for sale to loans held to maturity                  -                1,775
--------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its wholly-owned subsidiary, NBT Bank, N. A. (Bank). All intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements
have  been   reclassified  to  conform  with  the  current   presentation.
     The determination of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.
         Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding during each period after giving retroactive effect to stock dividends. Cash dividends per common share are computed based on declared rates adjusted retroactively for stock dividends.
         The balance sheet at December 31, 1996 has been derived from audited financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. The Company adopted SFAS No. 125 on January 1, 1997 and there was no material impact on the Company's financial statements.
         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings Per Share effective for periods ending after December 15, 1997. SFAS No. 128 was issued to simplify the computation of Earnings Per Share (EPS) and to make the U.S. standard more compatible with international standards. Prior period EPS will be restated after the effective date of this statement. The adoption of SFAS No. 128 should have no significant effect on earnings per share as the Company does not have a complex capital structure.
         In  February   1997,  the  FASB  issued  SFAS  No.  129  Disclosure  of
Information about Capital Structure. SFAS No. 129 consolidates existing disclosure requirements and eliminates the exemption of nonpublic entities from certain capital disclosure requirements. The new Statement contains no change in disclosure requirements for companies that were subject to the previously existing requirements. The adoption of SFAS No. 129 should not have a material impact on the Company's financial condition or results of operations.
         In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for periods beginning after December 15, 1997, has not been determined.
         In June 1997, the FASB issued SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public business enterprises to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for periods beginning after December 15, 1997 and the impact of its adoption has not been determined.

COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, various commitments and contingent liabilities arise, including commitments to extend credit and standby letters of credit. Also, off-balance sheet financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, and interest rate caps, collars and floors bear risk based on financial market conditions. The following table summarizes the Registrant's exposure to these off-balance sheet commitments and contingent liabilities as of September 30, 1997:

                                                                  Contractual or
                                                                  Notional Value
                                                           at September 30, 1997
 Financial instruments with off-balance sheet credit risk:
   Commitments to extend credit                                     $116,209,000
   Standby letters of credit                                           1,753,000

 Financial instruments with off-balance
  sheet market risk                                                         None

NBT BANCORP INC. AND SUBSIDIARY
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiary, NBT Bank, N.A. (Bank) collectively referred to herein as the Company. This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this FORM 10-Q as well as to the Company's 1996 FORM 10-K for an understanding of the following discussion and analysis. The Company has a long history of distributing stock dividends; in December 1996, a 5% stock dividend was distributed for the thirty-seventh consecutive year. Throughout this discussion and analysis, amounts per common share have been adjusted retroactively for stock dividends and splits for purposes of comparability.
         On October 28, 1997, Bancorp announced the declaration of a 5% stock dividend and a regular quarterly cash dividend of $0.17 per share. The stock and cash dividends will be paid on December 15, 1997 to shareholders of record as of December 1, 1997. The cash dividend will be paid on the increased number of shares. Amounts per common share have not been adjusted for the prospective December 15, 1997 stock dividend. The adjustment for purposes of comparability will occur after the payment date.
         On October 6, 1997, the Company opened a new branch in Rome, New York. In addition, the Company recently announced the plans for construction of a full service branch in Oneonta, New York with an anticipated opening date of January 1998.

OVERVIEW
Net income of $3.7 million ($0.43 per share) was realized in the third quarter of 1997, representing a 10.9% increase from third quarter 1996 net income of $3.3 million ($0.39 per share). The major contributing factor for the increase in net income was increased net interest income. The increase in net interest income was a result of an increase in average earning assets, primarily loans and investment securities.
         Net income of $11.2 million ($1.30 per share) was realized for the nine month period ended September 30, 1997, a 24.5% increase from the first nine months 1996 net income of $9.0 million ($1.05 per share). The increased profitability for the nine months ended September 30, 1997 was driven by factors similar to those of third quarter 1997.
         Table 1 depicts several measurements of performance on an annualized basis. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios increased for the nine month period ended September 30, 1997 compared to the same period a year previous.
         Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. Taxable equivalency adjusts income by increasing tax exempt income to a level that is comparable to taxable income before taxes are applied.

TABLE 1
PERFORMANCE MEASUREMENTS
------------------------------------------------------------------------------------------------
                                       First     Second     THIRD       NINE   Fourth     Twelve
                                     Quarter    Quarter   QUARTER     MONTHS  Quarter     Months
------------------------------------------------------------------------------------------------
1997
Return on average assets               1.19%      1.33%     1.17%      1.23%
Return on average equity              12.82%     14.78%    12.74%     13.43%
Net interest margin                    4.71%      4.65%     4.64%      4.66%
------------------------------------------------------------------------------------------------
1996
Return on average assets               1.09%      0.99%     1.18%      1.09%    1.12%      1.10%
Return on average equity              10.94%     10.90%    13.28%     11.69%   12.11%     11.80%
Net interest margin                    4.66%      4.64%     4.70%      4.67%    4.77%      4.69%
------------------------------------------------------------------------------------------------

NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings. Net interest income is effected by the interest rate spread, the difference between the yield on earning assets and cost of interest bearing liabilities, as well as the volumes of such assets and liabilities. Table 2 represents an analysis of net interest income on a federal taxable equivalent basis.
         Federal taxable equivalent (FTE) net interest income increased $1.4 million for the third quarter of 1997 compared to the same period of 1996. This increase was primarily a result of the $127.6 million increase in average earning assets, less the $99.1 million increase in average interest bearing liabilities.
         Total FTE interest income increased $3.1 million over third quarter 1996. This increase is also primarily a result of the increase in average earning assets. Also contributing to the increase in interest income was a 13 basis point (0.13%) increase in the yield on average earning assets, primarily driven by a 41 basis point (0.41%) increase in the yield earned on the securities available for sale portfolio. During the same time period, total interest expense increased $1.7 million. The cost of interest bearing liabilities increased 26 basis points (0.26%), as certificates of deposit and short-term borrowing costs increased. The increase in average interest bearing liabilities also contributed to the increase in overall interest expense, as certificates of deposits and short-term borrowings experienced volume increases.
         For the first nine months of 1997, FTE net interest income increased $4.1 million over the comparable period of 1996. This increase can be attributed to a $118.3 million increase in average earning assets, less a $105.0 million increase in interest bearing liabilities.
         As previously stated, net interest margin is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. The net interest margin of 4.64% for the quarter ended September 30, 1997 was down from 4.70% for the comparable period of 1996. The decline is due to the increase in funding costs being greater than the increase in the yield on earning assets. The net interest margin of 4.66% for first nine months of 1997 is comparable to 4.67% for the same period in 1996.

TABLE 2
COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME
                        Three months ended September 30,
  Annualized
  Yield/Rate                                              Amounts                 Variance
  1997   1996  (dollars in thousands)                 1997      1996     Total     Volume      Rate
  ----   ----                                         ----      ----     -----     ------      ----
 4.69%  8.57%  Interest bearing deposits           $     1   $     5   $   (4)    $   (2)     $ (2)
 5.16%  5.41%  Federal funds sold                      186         7      179        180        (1)
 5.50%  5.16%  Other short-term investments             20        20        -         (1)        1
 6.93%  6.52%  Securities available for sale         7,581     6,201    1,380        953       427
 7.89%  8.24%  Loans available for sale                 57        70      (13)       (10)       (3)
               Securities held to maturity:
 7.03%  6.15%   Taxable                                242       190       52         22        30
 7.36%  6.64%   Tax exempt                             347       658     (311)      (377)       66
 9.31%  9.37%  Loans                                16,598    14,796    1,802      1,835       (33)
               ------------------------------------------------------------------------------------
 8.33%  8.20%  Total interest income                25,032    21,947    3,085      2,600       485

 2.91%  2.94%  Money Market Deposit Accounts           647       723      (76)       (70)       (6)
 1.61%  1.59%  NOW accounts                            483       457       26         20         6
 2.81%  2.82%  Savings accounts                      1,115     1,159      (44)       (43)       (1)
 5.37%  5.20%  Certificates of deposit               6,490     5,642      848        640       208
 5.65%  5.29%  Short-term borrowings                 2,207     1,151    1,056        968        88
 6.25%  6.33%  Other borrowings                        133       235     (102)      (100)       (2)
               ------------------------------------------------------------------------------------
 4.36%  4.10%  Total interest expense               11,075     9,367    1,708      1,415       293
               ------------------------------------------------------------------------------------
               Net interest income                 $13,957   $12,580   $1,377     $1,185      $192
               ====================================================================================
 3.97%  4.10%  Interest rate spread
 =====  =====  ====================
 4.64%  4.70%  Net interest margin
 =====  =====  ===================
               FTE adjustment                      $   184   $   269
               ==============                      =======   =======

                        Nine Months Ended September 30,

  Annualized
  Yield/Rate                                              Amounts                 Variance
  1997   1996  (dollars in thousands)                 1997      1996     Total    Volume      Rate
  ----   ----                                         ----      ----     -----    ------      ----
 4.52%  5.84%  Interest bearing deposits           $     4   $    14   $  (10)   $   (6)   $   (4)
 5.17%  5.60%  Federal funds sold                      192        15      177       178        (1)
 5.28%  5.19%  Other short-term investments            104        42       62        62         -
 6.81%  6.44%  Securities available for sale        21,330    18,076    3,254     2,211     1,043
 8.30%  8.61%  Loans available for sale                231       296      (65)      (54)      (11)
               Securities held to maturity:
 6.92%  6.66%   Taxable                                670       624       46        22        24
 6.79%  7.01%   Tax exempt                           1,339     1,719     (380)     (325)      (55)
 9.32%  9.31%  Loans                                47,678    42,421    5,257     5,228        29
               -----------------------------------------------------------------------------------
 8.29%  8.16%  Total interest income                71,548    63,207    8,341     7,316     1,025

 2.92%  2.93%  Money Market Deposit Accounts         2,020     2,304     (284)     (274)      (10)
 1.62%  1.73%  NOW accounts                          1,424     1,365       59       149       (90)
 2.83%  2.95%  Savings accounts                      3,294     3,530     (236)      (94)     (142)
 5.29%  5.23%  Certificates of deposit              19,142    16,548    2,594     2,414       180
 5.50%  5.17%  Short-term borrowings                 4,708     2,902    1,806     1,619       187
 5.80%  7.58%  Other borrowings                        705       395      310       421      (111)
               -----------------------------------------------------------------------------------
 4.27%  4.13%  Total interest expense               31,293    27,044    4,249     4,235        14
               -----------------------------------------------------------------------------------
               Net interest income                 $40,255   $36,163   $4,092    $3,081    $1,011
               ===================================================================================
 4.02%  4.03%  Interest rate spread
 =====  =====  ====================
 4.66%  4.67%  Net interest margin
 =====  =====  ===================
               FTE adjustment                      $   658   $   711
               ==============                      =======   =======

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a valuation allowance established to provide for the estimated possible losses related to the collection of the Company's loan portfolio. The allowance is maintained at a level considered adequate to provide for loan loss exposure based on management's estimate of potential future losses considering an evaluation of portfolio risk, prevailing and anticipated economic factors, and past loss experience. Management determines the provision and allowance for loan losses based on a number of factors including a comprehensive in-house loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify potential problem loans, credit concentration, and other risk factors such as current and projected economic conditions. The allowance for loan losses to outstanding loans at September 30, 1997 is 1.60%, up from 1.57% at September 30, 1996. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.
         Table 3 reflects changes to the allowance for loan losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs for the third quarter of 1997 were $0.6 million, or 0.34% of average loans, compared to $0.3 million, or 0.22% of average loans for the same period of 1996. The rise in net charge-offs was concentrated in the commercial and consumer portfolios, partially offset by a decline in real estate mortgage charge-offs. The increase in commercial charge-offs can be attributed to one customer. Personal bankruptcies have resulted in an increase to consumer charge-offs.
         Net charge-offs for the nine months ended September 30, 1997 were $1.7 million, or 0.34% of average loans, compared to $1.3 million, or 0.29% of average loans for the same period during the previous year. The increase in year to date charge-offs can also be attributed to the personal bankruptcies experienced in the consumer portfolio.

TABLE 3
ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------------------------------------
                                          Three months ended                    Nine months ended
                                             September 30,                        September 30,
(dollars in thousands)                 1997            1996              1997              1996
-------------------------------------------------------------------------------------------------------
Balance, beginning of period       $11,085           $9,438           $10,473           $ 9,120
Recoveries                             271              230               666               692
Charge-offs                           (883)            (578)           (2,381)           (2,022)
-------------------------------------------------------------------------------------------------------
Net (charge-offs)                     (612)            (348)           (1,715)           (1,330)
Provision for loan losses              965              875             2,680             2,175
-------------------------------------------------------------------------------------------------------
Balance, end of period             $11,438           $9,965           $11,438           $ 9,965
-------------------------------------------------------------------------------------------------------
COMPOSITION OF NET (CHARGE-OFFS)
-------------------------------------------------------------------------------------------------------
Commercial and agricultural        $  (321)    52%   $ (212)    61%   $  (683)    40%   $  (708)    53%
Real estate mortgage                   (30)     5%      (88)    25%       (37)     2%      (171)    13%
Consumer                              (261)    43%      (48)    14%      (995)    58%      (451)    34%
-------------------------------------------------------------------------------------------------------
Net (charge-offs)                  $  (612)   100%   $ (348)   100%   $(1,715)   100%   $(1,330)   100%
-------------------------------------------------------------------------------------------------------
Annualized net charge-offs
 to average loans                            0.34%            0.22%             0.34%             0.29%
-------------------------------------------------------------------------------------------------------

Annualized net charge-offs to average loans for the year ended
 December 31, 1996                                                                                0.29%
-------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Table 4 below presents quarterly and year-to-date noninterest income. Noninterest income for the third quarter of 1997, excluding security gains and nonrecurring income, increased $0.1 million or 7.1% when compared to third quarter of 1996. Service charges on deposit accounts were a major contributor to this increase, as the Company has placed emphasis on collection, instead of waiver, of overdraft charges. Trust income has continued its growth trend as managed assets have steadily increased. For the nine month period ended September 30, 1997, excluding security gains and nonrecurring income, noninterest income increased $0.6 million or 9.9% compared to the same period during 1996. The decline in securities gains for the quarter and year-to-date periods can be attributed to the change in market conditions from the previous year. Other income for the nine month period ended September 30, 1997 includes a one-time gain of $0.2 million on the sale of the Hamden branch to The National Bank of Delaware County during the second quarter.

TABLE 4
NONINTEREST INCOME
--------------------------------------------------------------------------------------------------
                                          First   Second     THIRD       NINE   Fourth      Twelve
(dollars in thousands)                  Quarter  Quarter   QUARTER     MONTHS  Quarter      Months
--------------------------------------------------------------------------------------------------
1997
Trust income                            $  686    $  687    $  687    $2,060
Service charges on deposit accounts        904       933       926     2,763
Securities gains (losses)                   17         1       (90)      (72)
Other income                               413       650       457     1,520
-------------------------------------------------------------------------------------------------
 Total noninterest income               $2,020    $2,271    $1,980    $6,271
-------------------------------------------------------------------------------------------------
1996
Trust income                            $  654    $  655    $  654    $1,963    $  679     $2,642
Service charges on deposit accounts        775       799       847     2,421       951      3,372
Securities gains (losses)                  792       219       194     1,205       (26)     1,179
Other income                               363       394       431     1,188       481      1,669
-------------------------------------------------------------------------------------------------
 Total noninterest income               $2,584    $2,067    $2,126    $6,777    $2,085     $8,862
-------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Table 5 presents components of noninterest expense as well as selected operating efficiency ratios. Noninterest expense for the quarter ended September 30, 1997 experienced a $0.4 million increase compared to the same period of 1996. Noninterest expense for the nine months ended September 30, 1997 experienced a minimal increase as compared to the same period of 1996.
         Salaries and wages decreased by $0.1 million for the first nine months of 1997, compared to the same period during 1996. This salary reduction resulted from a decline of 31 average full-time equivalent (FTE) employees, primarily through normal attrition without replacement. Also contributing to the reduction of FTE's was the outsourcing of the Company's items processing function.
         Employee benefits for the third quarter and nine months ended September 30, 1997 experienced a $0.2 million increase compared to the same time periods of 1996. This increase can be attributed to a rise in the accrual for executive incentive compensation based on current years income performance.
         Legal, audit, and outside services expense declined $0.2 million for the nine months ended September 30, 1997 compared to the same period in 1996. During the first nine months of 1996, the Company invested $0.1 million in a nonrecurring reengineering initiative to enhance customer service and operating efficiencies.
         Other operating expense increased by $0.3 million for the nine months ended September 30, 1997 as compared to the same period during 1996. This increase can be attributed to several expense categories, with the greatest increases in the supplies and communications, training and development, and miscellaneous charge-off categories.
         Two important operating efficiency measures that the Company closely monitors are the efficiency and expense ratios. The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by net interest income plus noninterest income (excluding net security gains and losses and nonrecurring income). The efficiency ratio declined to 55.6% in the third quarter of 1997 from 58.3% for the same period of 1996. This favorable decline was a result of the increase in net interest income, while maintaining noninterest expense at a stable level. The expense ratio is computed as total noninterest expense (excluding nonrecurring charges) less noninterest income (excluding net security gains and losses and nonrecurring income) divided by average assets. The expense ratio declined to 2.2% for the third quarter 1997 from 2.3% for the same period of 1996. The decline reflects positive expense control efforts and increased assets.

TABLE 5
NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
---------------------------------------------------------------------------------------------------
                                        First     Second     THIRD      NINE     Fourth     Twelve
(dollars in thousands)                Quarter    Quarter   QUARTER    MONTHS    Quarter     Months
---------------------------------------------------------------------------------------------------
1997
Salaries and wages                     $3,042     $3,150    $3,196   $ 9,388
Employee benefits                       1,309      1,097     1,360     3,766
Net occupancy expense                     654        654       584     1,892
Equipment expense                         436        408       435     1,279
FDIC insurance                             28         29        30        87
Legal, audit, and outside services        930        891     1,013     2,834
Loan collection and other loan
 related expenses                         423        375       552     1,350
Amortization of intangible assets         378        359       314     1,051
Other operating expense                 1,359      1,303     1,420     4,082
---------------------------------------------------------------------------------------------------
 Total noninterest expense             $8,559     $8,266    $8,904   $25,729
---------------------------------------------------------------------------------------------------
Efficiency ratio                        57.56%     53.38%    55.56%    55.47%
Expense ratio                            2.27%      2.05%     2.16%     2.16%
Average full-time equivalent
 employees                                498        496       495       496
Average assets per average
 full-time equivalent employee
 (millions)                            $  2.3     $  2.5    $  2.5   $   2.4
---------------------------------------------------------------------------------------------------
1996
Salaries and wages                     $3,208     $3,174    $3,146   $ 9,528     $3,236    $12,764
Employee benefits                       1,244      1,115     1,209     3,568      1,485      5,053
Net occupancy expense                     674        624       596     1,894        497      2,391
Equipment expense                         462        441       421     1,324        441      1,765
FDIC insurance                              1          -         1         2          -          2
Legal, audit, and outside services        983      1,086       958     3,027        846      3,873
Loan collection and other loan
 related expenses                         343        520       459     1,322        544      1,866
Amortization of intangible assets         395        395       395     1,185        395      1,580
Other operating expense                 1,276      1,281     1,275     3,832      1,296      5,128
---------------------------------------------------------------------------------------------------
 Total noninterest expense             $8,586     $8,636    $8,460   $25,682     $8,740    $34,422
---------------------------------------------------------------------------------------------------
Efficiency ratio                        64.34%     62.23%    58.29%    61.53%     58.52%     60.74%
Expense ratio                            2.55%      2.46%     2.30%     2.43%      2.33%      2.41%
Average full-time equivalent
 employees                                534        530       516       527        503        521
Average assets per average
 full-time equivalent employee
 (millions)                            $  2.0     $  2.1    $  2.2   $   2.1     $  2.3    $   2.1
---------------------------------------------------------------------------------------------------

INCOME TAXES
Income tax expense for the third quarter of 1997 was $2.2 million, compared with $1.8 million for the third quarter of 1996. For the first nine months of 1997, income tax expense amounted to $6.3 million, compared with $5.4 million for the same period of 1996. The year-to-date increase in income tax expense of $0.9 million is primarily due to a $3.1 million, or 21.5% increase in income before income taxes.

TABLE 6
AVERAGE BALANCES
-------------------------------------------------------------------------------------------------
                                          Three months ended                 Nine months ended
                                             September 30,                      September 30,
(dollars in thousands)                  1997              1996             1997              1996
-------------------------------------------------------------------------------------------------
Securities available for sale     $  434,367        $  372,901       $  417,944        $  372,707
Securities held to maturity           32,367            51,698           39,313            45,260
-------------------------------------------------------------------------------------------------
 Total securities                    466,734           424,599          457,257           417,967
Loans available for sale               2,861             3,379            3,720             4,591
Loans                                707,709           629,458          684,266           609,238
Deposits                             965,188           920,922          962,543           911,451
Short-term borrowings                154,997            86,610          114,539            74,908
Other borrowings                       8,449            14,775           16,235             6,960
Stockholders' equity                 115,313           100,028          111,303           102,684
Assets                             1,254,842         1,130,081        1,214,229         1,103,523
Earning assets                     1,192,781         1,065,157        1,153,839         1,035,527
Interest bearing liabilities      $1,007,660        $  908,594       $  979,992        $  874,949
-------------------------------------------------------------------------------------------------

SECURITIES
Average total securities increased $42.1 million, or 9.9%, for the third quarter of 1997 over the same period of 1996. Also, a $39.3 million, or 9.4% increase in average securities occurred for the nine month period ended September 30, 1997 compared to the same period of 1996. These increases were realized in the securities available for sale category. During the third quarter of 1997, the securities portfolio represented 39.1% of average earning assets. Investments are primarily U.S. Government agency guaranteed securities classified as available for sale. Held to maturity securities are obligations of the State of New York political subdivisions and do not include any direct obligations of the State of New York. At September 30, 1997, the composition of the securities portfolio was 93% available for sale and 7% held to maturity.

LOANS
Average loan volume for the three months ended September 30, 1997 was $78.3 million, or 12.4% greater than the third quarter 1996 average. The loan growth has been present in all loan categories, with the most significant increases in commercial and consumer loans, $44.5 and $27.1 million, respectively.
         The Company has experienced an increase in the demand for commercial loans, with growth of $33.4 million, or 11.8% since year-end 1996, primarily in the business and real estate categories. The consumer loan increase can be attributed to homequity loans, as volumes have increased $18.7 million since year-end 1996, primarily in the revolving category. During the third quarter of 1997, the loan portfolio represented 59.3% of average earning assets. The Company does not engage in highly leveraged transactions or foreign lending activities.

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming  assets  consist of  nonaccrual  loans and other real estate owned
(OREO). Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the outstanding loan balance or fair market value, less any estimated disposal costs.
         Total nonperforming assets increased $0.5 million, or 9.9% at September 30, 1997 compared to September 30, 1996. Impaired commercial and agricultural loans increased $0.6 million, while real estate and consumer loans experienced a minimal decline between the reporting periods. The changes in nonperforming assets are presented in Table 7 below.
         At September 30, 1997, the recorded investment in impaired loans was $3.5 million. Included in this amount is $0.2 million of impaired loans for which the specifically allocated allowance for loan loss is $0.1 million. In addition, included in impaired loans is $3.3 million of impaired loans that, as a result of the adequacy of collateral values and cash flow analysis do not have a specific reserve. At December 31, 1996, the recorded investment in impaired loans was $2.6 million, of which $0.4 million had a specific allowance allocation of $0.1 million and $2.2 million of which there was no specific reserve. At September 30, 1996, the recorded investment in impaired loans was $3.1 million, of which $1.2 million had a specific allowance allocation of $0.4 million and $1.9 million of which there was no specific reserve. The Company classifies all nonaccrual loans as impaired loans, except smaller-balance homogeneous loans that are collectively evaluated for impairment.

TABLE 7
NONPERFORMING ASSETS AND RISK ELEMENTS
---------------------------------------------------------------------------------------------------------
                                                      SEPTEMBER 30,      December 31,       September 30,
(in thousands)                                            1997               1996               1996
---------------------------------------------------------------------------------------------------------
Impaired commercial and agricultural loans          $3,531      76%    $2,441      73%    $2,941      71%
Other nonaccrual loans:
  Real estate mortgage                                 444      10%       251       8%       507      12%
  Consumer                                             649      14%       628      19%       680      17%
---------------------------------------------------------------------------------------------------------
 Total nonaccrual loans                              4,624     100%     3,320     100%     4,128     100%
---------------------------------------------------------------------------------------------------------
Other real estate owned                              1,136              1,242              1,115
---------------------------------------------------------------------------------------------------------
 Total nonperforming assets                          5,760              4,562              5,243
---------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Commercial and agricultural                           178      18%       418      40%       221      36%
 Real estate mortgage                                  434      44%       344      33%       193      31%
 Consumer                                              378      38%       289      27%       201      33%
---------------------------------------------------------------------------------------------------------
  Total                                                990     100%     1,051     100%       615     100%
---------------------------------------------------------------------------------------------------------
  Total assets containing risk elements             $6,750             $5,613             $5,858
---------------------------------------------------------------------------------------------------------
Total nonperforming assets to loans                           0.80%              0.70%              0.83%
Total assets containing risk elements to loans                0.94%              0.86%              0.92%
Total nonperforming assets to assets                          0.45%              0.40%              0.46%
Total assets containing risk elements to assets               0.53%              0.49%              0.51%
---------------------------------------------------------------------------------------------------------

TABLE 8
CHANGES IN NONACCRUAL AND IMPAIRED LOANS
-----------------------------------------------------------------------------------------
                                               Three months ended       Nine months ended
                                                  September 30,            September 30,
(in thousands)                                 1997         1996        1997        1996
-----------------------------------------------------------------------------------------
Balance at beginning of period               $3,619      $4,669      $ 3,320     $ 4,817
 Loans placed on nonaccrual                   2,337       1,164        5,025       4,824
 Charge-offs                                   (621)       (361)      (1,503)     (1,240)
 Payments                                      (644)       (786)      (1,689)     (2,892)
 Transfers to OREO                              (25)       (232)        (332)       (463)
 Loans returned to accrual                      (42)       (326)        (197)       (918)
-----------------------------------------------------------------------------------------
Balance at end of period                     $4,624      $4,128      $ 4,624     $ 4,128
-----------------------------------------------------------------------------------------
CHANGES IN OREO
-----------------------------------------------------------------------------------------
Balance at beginning of period               $  887      $  986      $ 1,242     $ 2,000
 Additions                                      608         244          960         511
 Sales                                         (306)        (55)        (910)     (1,158)
 Write-downs                                    (53)        (60)        (156)       (238)
-----------------------------------------------------------------------------------------
Balance at end of period                     $1,136      $1,115      $ 1,136     $ 1,115
-----------------------------------------------------------------------------------------

DEPOSITS
Customer deposits represent the greatest source of funding assets. Average total deposits for the quarter ended September 30, 1997, increased $44.3 million, or 4.8% from the same period in 1996. Time deposits experienced a $47.7 million increase, while other deposit categories saw a decline in average balances. The increase in time deposits can be attributed to municipal time deposits. Average municipal time deposits for third quarter 1997 increased $43.7 million over third quarter 1996. During the third quarter of 1997, average transaction and savings deposits (DDA, Savings, MMDA and NOW's) decreased by $3.4 million compared to the third quarter 1996.


BORROWED FUNDS
The Company's borrowed funds consist of short-term borrowings and other borrowings. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, and Federal Home Loan Bank advances. Other borrowings include a 366 day advance, hence one day longer than would qualify for short-term classification, which matured in July 1997. Average borrowings for the nine months ended September 30, 1997 increased $48.9 million, or 59.7% as compared to the same period of 1996. The Company has increased its use of borrowings as a source of funding the growth in earning assets. Utilization of broker repurchase agreements as a source of funds have increased an average of $30.1 million for the first nine months of 1997 compared to the same period in 1996.

CAPITAL AND DIVIDENDS
Stockholders' equity of $118.9 million represents 9.3% of total assets at September 30, 1997, compared with $106.3 million, or 9.3% at December 31, 1996 and $101.9 million, or 8.9% a year previous. The equity increase is primarily due to earnings retention. Also contributing to the increase in equity is the appreciation in the value reflected in the securities available for sale portfolio.
         On a per share basis, cash dividends declared were increased in December 1996 as the Company declared a 5% stock dividend in October 1996 followed by a 15% increase in the cash dividend to $0.15 per share. In July of 1997, the Company raised the third quarter cash dividend to $0.17 per share, a 13% increase. The dividend increase reflects the Company's earnings and capital strength. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.
         The accompanying Table 10 presents the high, low and closing sales price for the common stock as reported on the NASDAQ National Market System, and cash dividends declared per share of common stock. At September 30, 1997, total market capitalization of the Company's common stock was approximately $225.6 million compared to $150.4 million at December 31, 1996 and $134.6 million at September 30, 1996. The change in market capitalization is due to an increase in the stock's market price, as well as a slight increase in the number of shares outstanding. The Company's price to book value ratio was 1.90 at September 30, 1997 and 1.32 a year previous. The per share market price was 15 times annualized earnings at September 30, 1997 and 11 times annualized earnings at September 30, 1996.
         Capital is an important factor in ensuring the safety of depositors' accounts. For both 1996 and 1995, the Company earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. In October of 1997, the Company earned the Blue Ribbon Bank designation from Veribanc for the second quarter of 1997. Their ratings are based on capital levels, loan portfolio quality and security portfolio strength.
         As the capital ratios in Table 9 indicate, the Company remains well capitalized. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 and risk-based capital ratios have regulatory minimum guidelines of 4% and 8% respectively, with requirements to be considered well capitalized of 6% and 10%, respectively.

TABLE 9
CAPITAL MEASUREMENTS
--------------------------------------------------------------------------------------------------
                                                         First      Second       THIRD     Fourth
                                                       Quarter     Quarter     QUARTER     Quarter
--------------------------------------------------------------------------------------------------
1997
Tier 1 leverage ratio                                    8.91%       8.75%       8.76%
Tier 1 capital ratio                                    14.53%      14.46%      14.47%
Total risk-based capital ratio                          15.78%      15.71%      15.73%
Cash dividends as a percentage of net income            36.46%      34.27%      35.90%
Per common share:
 Book value                                            $12.60      $13.33      $13.90
 Tangible book value                                   $11.47      $12.24      $12.85
--------------------------------------------------------------------------------------------------
1996
Tier 1 leverage ratio                                    8.83%       8.55%       8.49%       8.70%
Tier 1 capital ratio                                    14.73%      14.29%      14.00%      14.06%
Total risk-based capital ratio                          15.98%      15.54%      15.25%      15.31%
Cash dividends as a percentage of net income            36.90%      38.55%      34.87%      36.10%
Per common share:
 Book value                                            $12.04      $11.98      $12.20      $12.72
 Tangible book value                                   $10.73      $10.71      $10.96      $11.52
--------------------------------------------------------------------------------------------------

TABLE 10
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
------------------------------------------------------------------------------
                                                                          Cash
                                                                     Dividends
Quarter Ending            High             Low           Close        Declared
------------------------------------------------------------------------------
1996
March 31                $16.22          $15.24          $16.19          $0.124
June 30                  16.67           15.60           15.60           0.124
September 30             16.43           15.00           16.07           0.124
December 31              19.00           16.07           18.00           0.150
------------------------------------------------------------------------------
1997
March 31                $20.00          $17.63          $19.50          $0.150
June 30                  26.88           19.50           26.88           0.150
SEPTEMBER 30             26.75           22.25           26.38           0.170
------------------------------------------------------------------------------

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset/Liability Management Committee (ALCO) is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Interest rate sensitivity management seeks to avoid widely fluctuating net interest margins and to ensure consistent net interest income through periods of changing economic conditions.
         The Company's primary measure of liquidity is called the basic surplus, which compares the adequacy of cash sources to the amounts of volatile funding sources. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources. Accordingly, the Company has established borrowing agreements with other banks (Federal Funds), the Federal Home Loan Bank of New York (short and long-term borrowings which are denoted as advances), and repurchase agreements with major brokerage firms.
         At September 30, 1997 and 1996, the Company's basic surplus ratios (net access to cash and secured borrowings as a percentage of total assets) were approximately 7.3% and 11.1%, respectively. The Company has set a present internal minimum guideline range of 5% to 7%. As these ratios indicate, the Company's liquidity is well within management standards.
         Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. Through analysis of the interest sensitivity gap, the Company attempts to position its assets and liabilities to maximize net interest income in several different interest rate scenarios. As of September 30, 1997, the interest sensitivity gap indicates that the Company is liability sensitive. The liability sensitivity is a result of the increased loan growth being funded through short-term deposits and borrowings. The Company is currently positioned to benefit from a declining interest rate environment; however, the nature and timing of the benefit will be initially impacted by the extent to which core deposit and borrowing rates are decreased as rates lower. At September 30, 1997, a 100 basis point gradual increase or decrease in interest rates was estimated to have less than a 2.4% impact on net interest income relative to a flat rate environment over the next twelve month period.

-------------------------------------------------------------------------------------------------------------------
SELECTED FIVE YEAR DATA                            1996           1995           1994         1993         1992
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)
  Net income                                 $   12,179     $    9,329     $    6,508     $  8,505     $  8,043

  Return on average assets                         1.10%          0.90%          0.64%        0.93%        0.94%

  Return on average equity                        11.80%          9.18%          6.53%        8.79%        8.89%

  Net interest margin                              4.69%          4.43%          4.81%        5.26%        5.52%

  Efficiency ratio                                60.74%         65.92%         70.22%       71.05%       69.48%

  Expense ratio                                    2.41%          2.51%          2.96%        3.21%        3.19%

  Tier 1 leverage ratio                            8.70%          8.80%          9.05%        9.24%        9.01%

  Tier 1 capital ratio                            14.06%         15.21%         16.09%       15.40%       15.30%

  Total risk-based capital ratio                  15.31%         16.46%         17.35%       16.66%       16.61%

  Cash dividends as a percentage of
   net income                                     36.10%         42.47%         55.22%       38.82%       36.94%

  Per Common Share:
   Net income                                $     1.43     $     1.06     $     0.73     $   0.95     $   0.92

   Cash dividends declared                   $     0.522    $     0.450    $     0.407    $   0.375    $   0.341

   Book value                                $    12.72     $    12.44     $    11.12     $  11.41     $  10.72

   Tangible book value                       $    11.52     $    11.11     $    10.01     $   9.93     $   8.74

   Stock dividends distributed                     5.00%          5.00%          5.00%        5.00%        5.00%

  Market price:
   High                                      $    19.00     $    17.14     $    15.98     $  15.98     $  12.53
   Low                                       $    15.00     $    14.29     $    12.96     $  10.90     $   8.62
   End of year                               $    18.00     $    16.67     $    14.96     $  15.76     $  11.93

    Price/earnings multiple                       12.59X         15.77x         12.72x       10.79x       12.89x
    Price/book value multiple                      1.42X          1.34x          1.34x        1.38x        1.11x

  Total assets                               $1,138,986     $1,106,266     $1,044,557     $953,907     $868,616

  Total stockholders' equity                 $  106,264     $  108,044     $   98,307     $101,108     $ 94,012

  Average common shares
   outstanding (thousands)                        8,513          8,800          8,939        8,897        8,732
-------------------------------------------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

This item is omitted, as there have been no material legal proceedings initiated or settled during the quarter ended September 30, 1997.

Item  2 -- Changes in Securities

Following are listed changes in the Company's Common Stock outstanding during the quarter ended September 30, 1997 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future. There was no Preferred Stock outstanding during the quarter ended September 30, 1997.
         The Company has Stock Option Plans covering key employees. These options vest over a four-year period with the first vesting date one-year from the date of grant. Outstanding at September 30, 1997 are non-qualified stock options covering 340,764 shares at exercise prices ranging between $9.01 and $20.15 with expiration dates between January 10, 1998, and May 12, 2007. There are 576,550 shares of authorized common stock designated for possible issuance under the Plans, including the aforementioned shares. The number of shares designated for the Plans, the number of shares under existing options and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences as enumerated in the Plans. (FORMs S-8, Registration Statement Nos. 33-18976 and 33-77410, filed with the Commission on December 9, 1987 and April 6, 1994, respectively).
         In 1995, the Company granted its then Chairman stock options in connection with the discharge of severance obligations of the Company and the Bank under his employment agreement. The agreement issued options covering 136,437 and 28,593 shares with exercise prices of $14.69 and $15.33, respectively, and an expiration date of January 31, 1997 (the number of shares under option and the option price per share have been adjusted for stock dividends). The Company filed a registration statement relating to these option shares. These stock options did not serve to reduce the number available under the previously mentioned Plans. The former Chairman exercised 1,000 options in November 1996 and 164,030 in January 1997 resulting in no further shares available for exercise. Shares were issued from authorized, but unissued common stock. (FORM S-8, Registration Statement No. 333-02925, filed with the Commission on April 29, 1996).
         The Company has a Dividend Reinvestment Plan for stockholders under which no new shares of common stock were issued for the quarter ended September 30, 1997. There are 500,726 shares of authorized but unissued common stock designated for possible issuance under the Plan (the number of shares available has been adjusted for stock dividends and splits). (FORM S-3, Registration Statement No. 33-12247, filed with the Commission on February 26, 1987).
         The Company's Board of Directors has reserved 25,000 of authorized but unissued shares for future payment of an annual Board retainer. In January 1997, each Director was granted 165 shares which are restricted from one to three years for payment of their 1997 Board retainer. Shares were purchased from treasury therefore the number of authorized and unissued shares was not effected.
         The Company's Board of Directors has authorized the purchase on the open market by the Company of additional shares of treasury stock. These treasury shares are to be used for a variety of corporate purposes, primarily to meet the needs of the Company's Employee Stock Ownership Plan, Automatic Dividend Reinvestment and Stock Purchase Plan, Stock Option Plans, Retirement Savings Plan, Restricted Stock Agreements and Bank Trust Department directed IRA and HR-10 accounts. Purchases and sales during 1997 totalled 131,900 and 163,605, respectively, with 449,744 shares in treasury at September 30, 1997. Purchases are made at the prevailing market price in effect at the dates of the transactions. Subsequent sales to both the Company's Employee Stock Ownership Plan and Dividend Reinvestment and Stock Purchase Plan, if any, were made at the five day average of the highest and lowest quoted selling price of the Company's common stock on the National Market System of NASDAQ.
         The Company currently is authorized to issue 2.5 million shares of preferred stock, no par value, $1.00 stated value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications, and restrictions for each series of preferred stock issued. The Company has a Stockholder Rights Plan (Plan) designed to ensure that any potential acquiror of the Company negotiate with the Board of Directors and that all Company stockholders are treated equitably in the event of a takeover attempt. When the Plan was adopted, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar Rights are attached to each share of the Company's common stock issued after November 15, 1994, the date of adoption subject to adjustment. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, begins a tender or exchange offer for 25 percent or more of the Company's outstanding common stock, or an adverse person, as declared by the Board of Directors, acquires 10 percent or more of the Company's outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company's common stock and therefore, the Rights will be transferred upon the transfer of shares of the Company's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, no par value, and $1.00 stated value per share of the Company at a price of $100.

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

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Registrant's senior securities during the quarter ended September 30, 1997.

Item  4 -- Submission of Matters to a Vote of Security Holders

This item is omitted as there is no disclosure required for the quarter ended September 30, 1997.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

An index to exhibits follows the signature page of this FORM 10-Q.

No reports on FORM 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of November, 1997.




                                NBT BANCORP INC.



                              By: /s/ JOE C. MINOR
                                  Joe C. Minor
                      Chief Financial Officer and Treasurer

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

FORM 10-Q
Exhibit                                                                            Exhibit
Number                                                                             Cross-Reference

10.1        Lease Extension of Vail Mills Office.                                  Herein

10.2        Defined Benefit Pension Plan Amendment #5                              Herein

10.3        Defined Benefit Pension Plan Amendment #6                              Herein

27.1        Financial Data Schedule for the nine months ended September 30, 1997.  Herein

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

                                                   Sincerely,

                                                   /s/Donna L. Deuel
                                                      Donna L. Deuel
                                                      Vice President
                                                      Administrative Services



May 9, 1997                                        /s/Fred Showers
      Date                                            Fred Showers


May 9, 1997                                        /s/Reta Showers
      Date                                            Reta Showers

NBT Bank, N.A., 52 South Broad Street, P.O. Box 351, Norwich, New York 13815 *Telephone 607-337-6000

                                  EXHIBIT 10.2
                    DEFINED BENEFIT PENSION PLAN AMENDMENT #5

                                  AMENDMENT #5
                                NBT BANCORP INC.
                          DEFINED BENEFIT PENSION PLAN

                  This sets forth Amendment #5 to the NBT Bancorp Inc. Defined Benefit Pension Plan, as amended and restated through December 31, 1994 ("Plan").
                  Effective as of July 22, 1997, the first  paragraph of Section
2.14 of the Plan shall be amended to provide in its entirety as follows (the amended portions are underscored):
                  2.14 Compensation shall mean remuneration paid by the Employer to a Participant in the form of fixed basic annual salary or wages, commissions, overtime, and cash bonuses actually received; provided that, for Plan Years that begin prior to January 1, 1995, Compensation shall include remuneration in the form of severance pay and for Plan Years beginning before October 1, 1993, Compensation shall not include remuneration in the form of commissions. For all years, Compensation shall include any amount contributed by the Employer at the direction of the Participant pursuant to a salary reduction agreement, which amount is not includable in the Participant's gross income under Code
         Section 125 (cafeteria plans) or Code Section 402(a)(8) ("401(k)" plans). Compensation shall not include any other form of remuneration, regardless of the manner calculated or paid. For example, "Compensation" shall not include amounts realized from the exercise of stock options or from the disposition of stock or stock rights, Employer contributions to any public or private benefit plan or system, or (after December 31, 1994) amounts paid as severance pay.


Executed this 22 day of July, 1997.


                                                   NBT BANCORP INC.


                                                   By:  /s/John Roberts

                                  EXHIBIT 10.3
                    DEFINED BENEFIT PENSION PLAN AMENDMENT #6

                                  AMENDMENT #6
                                NBT BANCORP INC.
                          DEFINED BENEFIT PENSION PLAN

                  This sets forth Amendment #6 to the NBT Bancorp Inc. Defined Benefit Pension Plan, as amended and restated through December 31, 1994 ("Plan").
                  Effective as of September 1, 1997, the Plan shall be amended as follows:
                  1. Section 2.03 of the Plan shall be amended and restated to provide in its entirety as follows:
                           2.03 Actuarial  Equivalent or Actuarially  Equivalent
                  shall mean a benefit payable in a different form and/or at a different time than a Participant's Accrued Benefit, but having the same value as that benefit when computed using the following actuarial assumptions:

                                    Mortality:       1984 Unisex Mortality Table
                                    Interest:        7 percent per annum

                           a. Notwithstanding the preceding sentence, for Annuity Starting Dates that occur before September 1, 1997, the present value of any distribution (other than a non-decreasing life annuity payable for a period not less than the life of the Participant or Surviving Spouse) shall be determined using the Code Section 417(e)(3) interest rates(s) described in subsection (b) below, if such rate(s) would produce a greater benefit than the assumptions above.

                           b. The Code Section 417 interest rates are:

                                     i.     The Applicable Interest Rate if the
                                            present value of the benefit (using
                                            such rate(s)) is not in excess of
                                            $25,000; or

                                    ii.     120   percent   of  the   Applicable
                                            Interest  Rate if the present  value
                                            of the benefit  exceeds  $25,000 (as
                                            determined   under   subsection  (i)
                                            above).   In  no  event   shall  the
                                            present value  determined under this
                                            subsection   (ii)   be   less   than
                                            $25,000.

                           c. Notwithstanding the foregoing of this Section 2.03, and subject to subsection 2.03(d) below, for Annuity Starting Dates that occur after August 31, 1997, the present value of a lump sum distribution shall be determined by applying the Applicable Interest Rate and the "Applicable Mortality Table." For purposes of this subsection 2.03(c), the "Applicable Mortality Table" is the mortality table based on the prevailing commissioners' standard table (described in Code Section 807(d)(5)(A)) used to determine reserves for group annuity contracts issued on the date as of which present value is being determined (without regard to any other subparagraph of Code Section 807(d)(5)), that is prescribed by the Internal Revenue Service in revenue rulings, notices or other guidance, published in the Internal Revenue Bulletin.

                           d. The lump sum distribution payable to a Participant
                  whose Annuity Starting Date occurs after August 31, 1997 shall not be less than the present value of the benefit accrued by the Participant through August 31, 1997, when calculated by using the interest rate and mortality assumptions in the first sentence of this Section 2.03, based on the Participant's age on the Annuity Starting Date.
2. Section 2.09 of the Plan shall be amended and restated to provide in its entirety as follows:
                           2.09     Applicable Interest Rate shall mean:

                           a. for  Annuity  Starting  Dates  that  occur  before
                  September 1, 1997, the interest rate or rates that would be used, as of the first day of the Plan Year that contains the Annuity Starting Date, by the PBGC for purposes of determining the present value of the Participant's benefits under the Plan, if the Plan had terminated on that date with insufficient assets to provide benefits guaranteed by the PBGC; and

                           b. for Annuity Starting Dates that occur after August
                  31, 1997, the annual interest rate on 30-year Treasury securities for the second month that precedes the Plan Year during which the Annuity Starting Date occurs. (For example, for Annuity Starting Dates that occur in 1998, the Applicable Interest Rate shall be the annual interest rate on 30-year Treasury securities for November 1997, as specified by the Internal Revenue Service in revenue rulings, notices or other guidance published in the Internal Revenue Bulletin.)


Executed as of this 1st day of August 1997.



                                                   NBT BANCORP INC.


                                                   By:  /s/Jane Neal

                                                   Title:  Senior Vice President

                                   EXHIBIT 27
                             FINANCIAL DATA SCHEDULE