Form 10-K405
period 1997-12-31
NBT BANCORP INC
filed 1998-03-16
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934
For the fiscal year ended December 31, 1997.
                                         OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from _______ to _______

                         COMMISSION FILE NUMBER 0-14703

                                NBT BANCORP INC.
             (Exact name of registrant as specified in its charter)

                               DELAWARE 16-1268674
            (State of Incorporation)(IRS Employer Identification No.)

                 52 SOUTH BROAD STREET, NORWICH, NEW YORK 13815
               (Address of principal executive offices)(Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of February 28, 1998, there were 9,429,963 shares outstanding, including 380,143 shares held in the treasury, of the Registrant's common stock, No Par, Stated Value $1.00; of which 8,641,677 common shares having a market value of $226,325,521 were held by nonaffiliates of the Registrant. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

                       Documents Incorporated by Reference
Portions of the Proxy Statement of NBT BANCORP INC. dated March 17, 1998 for the Annual Meeting of Stockholders to be held on April 18, 1998 are incorporated by reference into Part III of this FORM 10-K as detailed therein.

An index to exhibits follows the signature page of this Form 10-K.

                                               CROSS REFERENCE INDEX
Part I.   Item 1   Business
                   Description of Business                                                                          II-3,4
                   Average Balance Sheets                                                                             II-7
                   Net Interest Income Analysis - Taxable Equivalent Basis                                            II-7
                   Net Interest Income and Volume/Rate Variance - Taxable Equivalent Basis                            II-8
                   Securities Portfolio                                                                              II-11
                   Securities - Maturity/Yield Schedule                                                              II-30
                   Loans                                                                                             II-12
                   Maturities and Sensitivities of Loans to Changes in Interest Rates                                II-13
                   Nonperforming and Risk Assets                                                                     II-13
                   Allowance for Loan Losses                                                                          II-9
                   Maturity Distribution of Time Deposits                                                            II-14
                   Return on Equity and Assets                                                                        II-5
                   Short-Term Borrowings                                                                          II-32,33
          Item 2   Properties                                                                                        II-19
          Item 3   Legal Proceedings
                   In the normal course of business there are various outstanding legal proceedings.
                    In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Company.
          Item 4   Submission of Matters to a Vote of Security Holders
                   There has been no submission of matters to a vote of stockholders during the quarter ended December 31, 1997.
Part II.  Item 5   Market for the Registrant's Common Stock and Related Shareholder Matters                       II-15,35
          Item 6   Selected Financial Data                                                                            II-5
          Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operation       II-5 thru 18
          Item 7A  Quantitative and Qualitative Disclosure About Market Risk                                 II-15 thru 17
          Item 8   Financial Statements and Supplementary Data
                   Consolidated Balance Sheets at December 31, 1997 and 1996                                         II-23
                   Consolidated Statements of Income for each of the years in three-year period ended
                    December 31, 1997                                                                                II-24
                   Consolidated Statements of Stockholders' Equity for each of the years in the
                    three-year period ended December 31, 1997                                                        II-25
                   Consolidated Statements of Cash Flows for each of the years in the three-year
                    period ended December 31, 1997                                                                   II-26
                   Notes to Consolidated Financial Statements                                                II-27 thru 42
                   Independent Auditors' Report                                                                      II-22
          Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                   There have been no changes in or disagreements with accountants on accounting and financial disclosures.
Part III. Item 10  Directors and Executive Officers of the Registrant*
          Item 11  Executive Compensation                                                                               *
          Item 12  Security Ownership of Certain Beneficial Owners and Management                                       *
          Item 13  Certain Relationships and Related Transactions                                                       *
Part IV.  Item 14  Exhibits, Financial Statement Schedules, and Reports on 8-K
                   (a)(1) Financial Statements (See Item 8 for Reference).
                      (2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
                      (3) Exhibits have been filed separately with the Commission and are available upon written request.
                   (b)    No reports on Form 8-K were filed during the last quarter of the period covered by this report.
                   (c)    Refer to item 14(a)(3) above.
                   (d)    Refer to item 14(a)(2) above.

* Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.

DESCRIPTION OF BUSINESS

REGISTRANT
NBT Bancorp Inc. ("Registrant") is a registered bank holding company headquartered in Norwich, New York. The Registrant is the parent holding company of NBT Bank, N.A. ("Bank"), a nationally chartered commercial bank. The principal asset of the Registrant is all of the outstanding shares of common stock of the Bank and its principal source of revenue is dividends it receives from the Bank.
         The Bank is a full service bank providing a broad range of financial products including commercial and retail banking and trust services. The Bank has thirty-five locations serving an eight county area in central and northern New York. As of December 31, 1997, the Bank had 455 full-time and 66 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

SUPERVISION AND REGULATION
The Registrant, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended ("Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System ("FRB"). Generally, the Act limits the business of bank holding companies to banking, or managing or controlling banks, performing certain servicing for subsidiaries, and engaging in such other activities as the FRB may determine to be so closely related to banking as to be a proper incident thereto. The Registrant is a legal entity separate and distinct from the Bank. The principal source of the Registrant's income is the Bank's earnings, and the principal source of its cash flow is dividends from the Bank. Federal laws impose limitations on the ability of the Bank to pay dividends as discussed in the Notes to Consolidated Financial
Statements. FRB policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity.
         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
         Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be well capitalized if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier I risk-based ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. At December 31, 1997, the Registrant and the Bank fell into the well capitalized category based on the ratios and guidelines noted above.
         The appropriate Federal banking agency may, under certain circumstances, reclassify a well capitalized insured depository institution as adequately capitalized. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category, but not treat a significantly undercapitalized institution as critically undercapitalized, based on supervisory information other than the capital levels of the institution. The statute provides that an institution may be reclassified if the appropriate Federal banking agency determines, after notice and opportunity for hearing, that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice.
         The Act requires prior approval of the FRB of the acquisition by the Registrant of more than 5 percent of the voting shares of any bank or any other bank holding company. Subject to certain limits, the Act allows adequately capitalized and adequately managed bank holding companies to acquire control of banks in any state. An interstate acquisition may not be approved, however, if immediately before the acquisition the acquirer controls an FDIC-insured institution or branch in the state of the institution to be acquired, and if immediately following the acquisition the acquirer would control 30 percent or more of the total FDIC-insured deposits in that state; but a state may waive the 30-percent limitation by statute, regulation, or order, or by certain nondiscriminatory administrative approvals.

         The Bank is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency ("OCC"), whose regulations are intended primarily for the protection of the Bank's depositors and customers rather than holders of the Registrant's securities. The Bank is subject to extensive federal statutes and regulations that significantly affect its business and activities. The Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. The Bank is also subject to periodic examinations by the OCC to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, and other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Legislation adopted in 1994 gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings, and stock valuation. Regulatory authorities have broad authority to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.

FDIC INSURANCE ASSESSMENTS
The deposits of the Bank are insured, up to an applicable limit, by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). During 1995, BIF reached its statutory target of 1.25% of total insured deposits and the BIF assessment rates were reduced from .23% to .04% for the highest rated banks. For 1996, the highest rated banks were not assessed on the level of their deposits but rather paid a minimum fee of $2,000 to BIF. During 1997, BIF-assessable deposits were subject to an assessment schedule providing for an assessment range of 0% to .27%, with banks in the lowest risk category paying no assessments. The Bank was in the lowest risk category and paid no FDIC insurance during 1997. BIF assessment rates are subject to semi-annual adjustment by the FDIC Board of Directors within a range of up to five basis points without public comment. The FDIC Board of Directors also possesses authority to impose special assessments from time to time.
         In 1996, Congress enacted the Deposit Insurance Funds Act which establishes a schedule to merge with BIF and Savings Association Insurance Fund ("SAIF") on January 1, 1999, provided a law is passed by that date merging the bank and thrift charters. The act also provides for funding Financing Corp ("FICO") bonds. BIF-assessable deposits are subject to assessment for payment on the FICO bond obligation at one-fifth the rate of SAIF-assessable deposits through year-end 1999, or until the insurance funds are merged, whichever occurs first. The FICO assessment is adjusted quarterly based on call report submissions to reflect changes in the assessment bases of the respective funds. During 1997, BIF insured banks paid a rate of .013% for purposes of funding FICO bond obligations, resulting in an assessment of $116,175 for the Bank.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
-----------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)        1997            1996            1995           1994            1993
-----------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
Interest and fee income                $   96,181      $   84,387      $   77,400     $   70,438        $ 66,957
Interest expense                           42,522          36,365          34,840         25,742          23,200
Net interest income                        53,659          48,022          42,560         44,696          43,757
Provision for loan losses                   3,505           3,175           1,553          3,071           2,281
Noninterest income excluding
 securities gains (losses)                  8,403           7,683           6,957          6,484           8,108
Securities gains (losses)                    (337)          1,179             145            555           1,573
Noninterest expense                        35,170          34,422          33,024         38,674          37,298
Income before income taxes                 23,050          19,287          15,085          9,990          13,859
Net income                                 14,749          12,179           9,329          6,508           8,505
-----------------------------------------------------------------------------------------------------------------

PER COMMON SHARE*
Basic earnings per share               $     1.65      $     1.37      $     1.01     $     0.70        $   0.92
Diluted earnings per share             $     1.63      $     1.36      $     1.01     $     0.69        $   0.91
Cash dividends paid                    $     0.618     $     0.497     $     0.429    $     0.388       $   0.357
Stock dividends distributed                     5%              5%              5%             5%              5%
Book value at year end                 $    13.68      $    12.11      $    11.85     $    10.59        $  10.87
Tangible book value                    $    12.72      $    10.97      $    10.58     $     9.53        $   9.46
Average diluted common
 shares outstanding                         9,072           8,939           9,240          9,386           9,341
-----------------------------------------------------------------------------------------------------------------

AT DECEMBER 31,
Assets available for sale              $  443,918      $  373,337      $  399,625     $  119,398        $219,690
Securities held to maturity                36,139          42,239          40,311        272,466         108,077
Loans                                     735,482         654,593         588,385        574,718         559,860
Allowance for loan losses                  11,582          10,473           9,120          9,026           8,652
Total assets                            1,280,585       1,138,986       1,106,266      1,044,557         953,907
Deposits                                1,014,183         916,319         873,032        791,443         807,228
Short-term borrowings                     134,527          88,244         115,945        140,587          26,701
Other borrowings                              183          20,195           3,012          8,734          14,457
Total stockholders' equity                123,343         106,264         108,044         98,307         101,108
-----------------------------------------------------------------------------------------------------------------

KEY RATIOS
Return on average assets                     1.20%           1.10%           0.90%          0.64%           0.93%
Return on average equity                    12.97%          11.80%           9.18%          6.53%           8.79%
Average equity to average assets             9.25%           9.29%           9.75%          9.88%          10.63%
Net interest margin                          4.67%           4.69%           4.43%          4.81%           5.26%
Efficiency                                  56.09%          60.74%          65.92%         70.22%          71.05%
Cash dividend per share payout              37.91%          36.50%          42.61%         56.13%          39.19%
Tier 1 leverage
 (Regulatory guideline 4%)                   8.91%           8.70%           8.80%          9.05%           9.24%
Tier 1 risk-based capital
 (Regulatory guideline 4%)                  14.88%          14.06%          15.21%         16.09%          15.40%
Total risk-based capital
 (Regulatory guideline 8%)                  16.13%          15.31%          16.46%         17.35%          16.66%
-----------------------------------------------------------------------------------------------------------------

*All per share data has been restated to give retroactive effect to stock dividends and the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

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

OVERVIEW
The Company achieved record operating performance during 1997. Net income increased to $14.7 million, a 21.1% gain over 1996 earnings of $12.2 million. Leading the improved earnings was an increase of $5.6 million in net interest income. Other (noninterest) income was $0.8 million less than 1996, while other (noninterest) operating expenses increased $0.7 million.
         The increase in net interest income was a result of the $140.8 million (13.1%) growth in earning assets, primarily loans and investment securities. Loan growth was balanced between the commercial, consumer and mortgage portfolios with increases of $44.5 million, $20.8 million and $15.6 million, respectively. At December 31, 1997, the investment securities portfolio amortized cost of $472.8 million was an increase of 14.2% over the previous year-end.
         Deposits of $1,014.2 million at December 31, 1997, were $97.9 million higher (10.7%) than the year previous. Deposits averaged $973.6 million for the year, a 6.2% increase over 1996 average deposits. Demand and time deposits (certificates) accounted for the increase in deposit volume.
         In January 1998, the Board of Directors approved a 250,000 share buyback program. Shares acquired will be used primarily for employee benefits, stock option programs, and the dividend reinvestment plan.
         In December 1997, the Company distributed a 5% stock dividend, the thirty-eighth consecutive year of stock dividends and/or stock splits. Throughout this report, amounts per common share and common shares outstanding have been retroactively adjusted to reflect the stock dividends.
         In December 1996, the Company began a review of its computer systems to identify any potential problems of the "Year 2000" issue. The Company formed a committee to conduct a comprehensive review of all computer systems, and has been actively working with software vendors to address the issue. The Company has received testing procedures from its primary software vendors. Testing of system applications is expected to be complete by year-end 1998. The Company believes that modification of existing software and previously planned application upgrades will prevent any operational problems. The Company does not expect the amount to be expensed over the next two years to have a material impact on its financial position or results of operations.

NET INTEREST INCOME
Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in a financial institution's performance as it is the principal source of earnings. Table 1 presents average balance sheets and a net interest income analysis on a taxable equivalent basis for each of the years in the three-year period ended December 31, 1997.
         As reflected in Table 1, net interest income, on a taxable equivalent basis, increased $5.5 million or 11.3% from $49.0 million in 1996 to $54.5 million in 1997. Yields on earning assets increased 13 basis points, while the cost of interest bearing liabilities increased 19 basis points.
         In 1997, average earning assets increased $124.0 million or 11.9% compared to 1996. Average loans increased $78.4 million or 12.7% during the year, while average investment securities increased $41.7 million or 9.9%. During 1997, average interest bearing liabilities increased $105.4 million or 11.9%. Growth came primarily in average time deposits (certificates) with an increase of $63.1 million or 14.7%. As reflected in Table 2, the net increase in interest expense of $6.2 million from 1996 to 1997 was comprised of an increase of $5.7 million arising from higher average balances and an increase of $0.5 million due to higher interest rates.
         In comparing 1996 to 1995, the increase in taxable equivalent net interest income and net interest margin is primarily attributed to the 18 basis point increase in yield on earning assets, while at the same time the cost of interest bearing liabilities was reduced 19 basis points.
         Average total interest bearing liabilities increased $74.2 million or 9.2% from 1995 to 1996, as a result of increases in interest bearing deposits. The average cost of liabilities declined from 4.3% in 1995 to 4.1% in 1996. The decrease in the cost of interest bearing liabilities arose as a result of lower rates paid on certificates of deposits and short-term borrowings.

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

                                                1997                          1996                          1995
                                    AVERAGE            YIELD/     Average            Yield/   Average              Yield/
(dollars in thousands)              BALANCE  INTEREST  RATES      Balance  Interest  Rates    Balance    Interest  Rates
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits        $      127   $     5  4.48%   $      304   $    16  5.26%   $      472   $    21  4.45%
Federal funds sold                    3,749       194  5.17           323        18  5.57           589        34  5.77
Short-term investments available
 for sale                             2,536       135  5.31         1,088        57  5.24         1,564        91  5.82
Securities available for sale       423,512    29,063  6.86       374,574    24,355  6.50       147,073     9,137  6.21
Loans available for sale              3,620       298  8.24         4,427       372  8.40         6,099       545  8.94

Securities held to maturity:
  Taxable                            13,061       914  7.00        11,914       788  6.61       217,201    13,154  6.06
  Tax exempt                         25,303     1,721  6.80        33,661     2,316  6.88        29,392     2,102  7.15
                                     ------     -----             -------    ------             -------    ------
  Total securities held to
   maturity                          38,364     2,635  6.87        45,575     3,104  6.81       246,593    15,256  6.19

Loans:
  Commercial                        307,101    29,662  9.66       263,193    25,579  9.72       229,481    22,862  9.96
  Real estate mortgage              125,263    10,668  8.52       119,993    10,184  8.49       126,280    10,358  8.20
  Consumer                          263,188    24,376  9.26       233,948    21,668  9.26       219,587    19,886  9.06
                                    -------    ------             -------    ------             -------    ------
    Total Loans                     695,552    64,706  9.30       617,134    57,431  9.31       575,348    53,106  9.23
                                  ---------    ------             -------    ------             -------    ------
Total earning assets              1,167,460    97,036  8.31     1,043,425    85,353  8.18       977,738    78,190  8.00
                                               ------                        ------                        ------
Cash and due from banks              30,918                        36,171                        35,022
Securities available for sale
 valuation allowance                 (1,828)                       (2,752)                       (2,736)
Allowance for loan losses           (11,138)                       (9,657)                       (9,330)
Premises and equipment               17,269                        16,465                        15,671
Other assets                         25,962                        27,316                        25,833
                                     -------                      -------                       -------
TOTAL ASSETS                     $1,228,643                    $1,110,968                    $1,042,198
                                 ----------                    ----------                    ----------

LIABILITIES AND STOCKHOLDERS'
 EQUITY
Money market deposit accounts    $   90,732     2,648  2.92    $  101,753     2,977  2.93    $  108,928     3,173  2.91
NOW accounts                        118,761     1,904  1.60       108,806     1,873  1.72        83,807     1,582  1.89
Savings deposits                    154,771     4,376  2.83       159,373     4,650  2.92       154,091     4,554  2.96
Certificates of deposit             493,551    26,306  5.33       430,464    22,442  5.21       376,852    20,374  5.41
                                    -------    ------             -------    ------             -------    ------
  Total interest bearing
   deposits                         857,815    35,234  4.11       800,396    31,942  3.99       723,678    29,683  4.10
Short-term borrowings               119,259     6,581  5.52        73,192     3,745  5.12        80,596     4,700  5.83
Other borrowings                     12,189       707  5.80        10,288       678  6.59         5,424       457  8.43
                                     ------   -------             -------    ------               -----    ------
  Total interest bearing
   liabilities                      989,263    42,522  4.30%      883,876    36,365  4.11%      809,698    34,840  4.30%
                                               ------                        ------                        ------
Demand deposits                     115,826                       116,287                       124,611
Other liabilities                     9,863                         7,565                         6,259
Stockholders' equity                113,691                       103,240                       101,630
                                    -------                       -------                      --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY            $1,228,643                    $1,110,968                    $1,042,198
                                 ----------                    ----------                    -----------
  NET INTEREST INCOME                         $54,514                       $48,988                       $43,350
                                              -------                       -------                       -------
  NET INTEREST MARGIN                                  4.67%                         4.69%                         4.43%
                                                       -----                         -----                         -----
Taxable equivalent adjustment                 $   855                       $   966                       $   790
                                              -------                       -------                       -------

(1) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(2) Securities are shown at average amortized cost.

TABLE 2
ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
The following table presents changes in interest income and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

---------------------------------------------------------------------------------------------------------
                                          INCREASE (DECREASE)            Increase (Decrease)
                                            1997 OVER 1996                  1996 over 1995
---------------------------------------------------------------------------------------------------------
(in thousands)                             VOLUME      RATE      TOTAL      Volume       Rate       Total
---------------------------------------------------------------------------------------------------------
Interest bearing deposits                $    (8)   $   (3)   $   (11)   $     (8)   $     3    $     (5)
Federal funds sold                           177        (1)       176         (15)        (1)        (16)
Short-term securities available for sale      77         1         78         (26)        (8)        (34)
Securities available for sale              3,308     1,400      4,708      14,773        445      15,218
Loans available for sale                     (67)       (7)       (74)       (142)       (31)       (173)
Securities held to maturity:
 Taxable                                      79        47        126     (13,476)     1,110     (12,366)
 Tax exempt                                 (569)      (26)      (595)        296        (82)        214
Loans                                      7,295       (20)     7,275       3,887        438       4,325
---------------------------------------------------------------------------------------------------------
Total interest income                     10,292     1,391     11,683       5,289      1,874       7,163
---------------------------------------------------------------------------------------------------------

Money market deposit accounts               (322)       (7)      (329)       (210)        14        (196)
NOW accounts                                 165      (134)        31         440       (149)        291
Savings accounts                            (132)     (142)      (274)        155        (59)         96
Certificates of deposit                    3,353       511      3,864       2,816       (748)      2,068
Short-term borrowings                      2,522       314      2,836        (409)      (546)       (955)
Other borrowings                             116       (87)        29         338       (117)        221
---------------------------------------------------------------------------------------------------------
Total interest expense                     5,702       455      6,157       3,130     (1,605)      1,525
---------------------------------------------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME        $ 4,590    $  936    $ 5,526    $  2,159    $ 3,479    $  5,638
---------------------------------------------------------------------------------------------------------

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The provision for loan losses is based upon management's judgement as to the adequacy of the allowance to absorb the future losses. In assessing the adequacy of the allowance for loan losses, consideration is given to historical loan loss experience, value and adequacy of collateral, level of nonperforming loans, loan concentrations, the growth and composition of the portfolio, and the results of a comprehensive in-house loan review program conducted throughout the year. Consideration is given to the results of examinations and evaluations of the overall portfolio by senior credit personnel, internal and external auditors, and regulatory examiners.
     Accompanying tables reflect the five years history of net charge-offs and the allocation of the allowance by loan category. Net charge-offs, both as dollar amounts and as percentages of average loans outstanding, have increased as the Company has experienced a rise in consumer charge-offs. The increase in consumer charge-offs can be attributed to a rise in personal bankruptcies. Management considered it prudent to increase the dollar level of the allowance to various asset categories as depicted in the tables. The allowance has been allocated based on identified problem credits or categorical trends. The unallocated portion is available for further unforseen or unexpected losses or unidentified problem credits. At December 31, 1997, the allowance for loan losses to loans outstanding was 1.57%, compared to 1.60% at year-end 1996. Management considers the allowance to be adequate for the reporting periods and will continue to target and maintain a minimum allowance equal to the allocated requirement plus an unallocated portion.

TABLE 3
ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------------------------
(dollars in thousands)                      1997        1996       1995       1994       1993
----------------------------------------------------------------------------------------------
Balance at January 1                     $10,473     $ 9,120     $9,026     $8,652     $9,245
Loans charged off:
  Real estate mortgages                       55         204        112        154         43
  Commercial and agricultural              1,193       1,274        967      1,409      1,222
  Consumer                                 2,040       1,300      1,182      2,159      2,395
----------------------------------------------------------------------------------------------
   Total loans charged off                 3,288       2,778      2,261      3,722      3,660
----------------------------------------------------------------------------------------------
Recoveries:
  Real estate mortgages                       16          20          -          -          2
  Commercial and agricultural                197         274        193        291        267
  Consumer                                   679         662        609        734        517
----------------------------------------------------------------------------------------------
   Total recoveries                          892         956        802      1,025        786
----------------------------------------------------------------------------------------------
   Net loans charged off                   2,396       1,822      1,459      2,697      2,874
Provision for loan losses                  3,505       3,175      1,553      3,071      2,281
----------------------------------------------------------------------------------------------
Balance at December 31                   $11,582     $10,473     $9,120     $9,026     $8,652
----------------------------------------------------------------------------------------------
Allowance for loan losses to loans
 outstanding at end of year                 1.57%       1.60%      1.55%      1.57%      1.55%
Allowance for loan losses to
 nonaccrual loans                            220%        315%       189%       195%       207%
Nonaccrual loans to total loans             0.71%       0.51%      0.82%      0.81%      0.74%
Nonperforming assets to total assets        0.45%       0.40%      0.62%      0.52%      0.48%
Net charge-offs to average loans
 outstanding                                0.34%       0.29%      0.25%      0.48%      0.52%
----------------------------------------------------------------------------------------------

TABLE 4
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------------------------
December 31,                  1997                  1996                 1995                1994                  1993
------------------------------------------------------------------------------------------------------------------------------
                                 CATEGORY              Category             Category             Category             Category
                                  PERCENT               Percent              Percent              Percent              Percent
(dollars in thousands)ALLOWANCE  OF LOANS   Allowance  of Loans  Allowance  of Loans  Allowance  of Loans  Allowance  of Loans
------------------------------------------------------------------------------------------------------------------------------

Real estate
 mortgages             $   244     18.4%     $   360     18.3%     $  412     20.6%     $  630     22.5%     $  206     24.3%
Commercial
 and agricultural        5,448     44.4%       4,341     43.1%      4,250     42.0%      3,726     37.5%      3,699     36.9%
Consumer                 2,365     37.2%       2,335     38.6%      2,048     37.4%      3,538     40.0%      3,767     38.8%
Unallocated              3,525        -        3,437        -       2,410        -       1,132        -         980        -
-----------------------------------------------------------------------------------------------------------------------------
Total                  $11,582    100.0%     $10,473    100.0%     $9,120    100.0%     $9,026    100.0%     $8,652    100.0%
-----------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest income consists primarily of trust and custodian fees, service charges on deposit accounts, gains or losses on the sales of securities, and fees and service charges for other banking services. Total noninterest income for 1997 of $8.1 million decreased $0.8 million or 9.0% compared to 1996. Other income in 1997 includes a one-time gain of $0.2 million for the sale of the Hamden branch to The National Bank of Delaware County. Excluding securities gains and losses, noninterest income increased $0.7 million or 9.4% in 1997 compared to 1996. Total noninterest income for 1996 of $8.9 million increased $1.8 million over 1995, primarily the result of the $1.2 million in security gains realized during 1996.

TABLE 5
NONINTEREST INCOME SUMMARY
------------------------------------------------------------------------------------------------------------
                                                                      1997/1996                1996/1995
(dollars in thousands)          1997       1996       1995      AMOUNT        CHANGE      Amount      Change
------------------------------------------------------------------------------------------------------------
Trust income                  $2,675     $2,642     $2,439          33         1.25%         203       8.32%
Deposit service charges        3,695      3,372      2,995         323         9.58%         377      12.59%
Securities gains (losses)       (337)     1,179        145      (1,516)     (128.58%)      1,034     713.10%
Other income                   2,033      1,669      1,523         364        21.81%         146       9.59%
------------------------------------------------------------------------------------------------------------
Total noninterest income      $8,066     $8,862     $7,102        (796)       (8.98%)      1,760      24.78%
------------------------------------------------------------------------------------------------------------

The Trust Department of the Company had $701 million in assets (market value) under management at December 31, 1997, up from $631 million at year-end 1996. Trust income stabilized in 1997, as income often lags asset growth as a result of timing of fee recognition.
     Service charges on deposit accounts increased 9.6% over last year. There were no significant changes in the fee structure or in the volume of transaction accounts; however, emphasis was placed on collection vs. waiver, particularly for overdraft charges which accounted for a major part of the increase.
     The interest rate environment drives the potential for security gains and losses. Net losses in 1997 of $0.3 million were realized from sales of U.S. Treasury and U.S. Government agencies securities classified as available for sale, as the Company repositioned its portfolio into higher yielding instruments. This was accomplished with minimal credit or interest rate risk and with no significant extension of average maturity.
     Other income increased by 21.8% as a result of increased loan and ATM fee income. The increased ATM income can be attributed to greater customer use and the installation of additional machines throughout our market areas.

NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Table 6 presents noninterest expense and operating efficiency ratios for each of the three years ending December 31, 1997. Noninterest expense as a percentage of average assets of 2.9% in 1997 improved from 3.1% in 1996. This positive trend is a result of the asset growth experienced during 1997, at the same time maintaining stable expense levels. The 1996 percentage of noninterest expense to average assets of 3.1% declined from 3.2% in 1995, also resulting from an increase in assets between the reporting periods.
     Salaries and employee benefits experienced a minimal increase between 1997 and 1996. Salaries and employee benefits increased $1.5 million or 9.3% in 1996 compared to 1995. Expense increases in 1996 were primarily due to a $0.6 million increase in performance based incentives and $0.5 million increase in retirement benefits.
     Expense control efforts have held occupancy and equipment expenses relatively flat over the past three years. These expenses reflect a small improvement compared to total average assets.
     Included in the FDIC assessment expense is FDIC insurance and the FICO bond assessment. During 1997, the Company paid no FDIC insurance, down from $2.0 thousand in 1996. The Company has the highest rating for purposes of FDIC insurance assessment and, accordingly has historically paid the lowest deposit insurance premium. During 1997, the Company paid $116.2 thousand in FICO bond assessments.
     Other operating expenses increased $0.4 million between 1997 and 1996, at the same time improving as a percentage of average assets. Other operating expenses for 1996 increased $0.7 million from 1995 as a result of an increase in amortization of intangible assets arising from the December 1995 acquisition of three branches. Also contributing to the 1996 increase in other operating expense was an increase of $0.4 million in data processing and loan origination charges, corresponding to increased volumes.

TABLE 6
NONINTEREST EXPENSE AND OPERATING EFFICIENCY ANALYSIS
                            Years Ended December 31,
                                1997                 1996                 1995             1997/1996             1996/1995
--------------------------------------------------------------------------------------------------------------------------------
                                    PERCENT              Percent              Percent
                                         OF                   of                   of
                                    AVERAGE              Average              Average             Average               Average
(dollars in thousands)      AMOUNT   ASSETS      Amount   Assets      Amount   Assets   Amount     Change     Amount     Change
--------------------------------------------------------------------------------------------------------------------------------
Expenses:
Personnel                  $17,905    1.46%     $17,817    1.60%     $16,309    1.56%     $ 88      0.49%     $1,508      9.25%
Occupancy and equipment      4,298    0.35%       4,156    0.37%       4,055    0.39%      142      3.42%        101      2.49%
FDIC assessments               116    0.01%           2       -%         941    0.09%      114   5700.00%       (939)   (99.79%)
Other                       12,851    1.04%      12,447    1.13%      11,719    1.13%      404      3.25%        728      6.21%
--------------------------------------------------------------------------------------------------------------------------------
Total noninterest expense  $35,170    2.86%     $34,422    3.10%     $33,024    3.17%     $748      2.17%     $1,398      4.23%
--------------------------------------------------------------------------------------------------------------------------------
Expense ratio (1)             2.20%                2.41%                2.51%
Efficiency ratio (2)         56.09%               60.74%               65.92%
Average assets per
 employee (in millions)    $   2.5              $   2.1              $   1.9
--------------------------------------------------------------------------------------------------------------------------------

(1) Noninterest expense less noninterest income, not including security gains and other non-recurring income or expense, as a percentage of average assets.

(2) Noninterest expense, less non-recurring expenses, as a percentage of tax-effected net interest income plus noninterest income, less security gains.

INCOME TAXES
Income tax expense was $8.3 million for 1997, $7.1 million for 1996, and $5.8 million for 1995. The increases generally correspond to increased income before income taxes. Effective income tax rates were 36.0% for 1997, 36.9% for 1996, and 38.2% for 1995. At December 31, 1997, the Company has deferred tax assets of $6.1 million and deferred tax liabilities of $3.4 million. Management has determined that a valuation allowance for the deferred tax assets is not needed at December 31, 1997. Additional information on income taxes is provided in the notes to financial statements.

SECURITIES
The securities portfolio constituted 39.6% and 40.3% of average earning assets during 1997 and 1996, respectively. At December 31, 1997, the securities portfolio consists of 92% U.S. Government agencies guaranteed securities. All purchases of U.S. Governmental agencies guaranteed securities are classified as available for sale. Held to maturity securities are obligations of the State of New York political subdivisions and do not include any direct obligations of the state of New York.

TABLE 7
SECURITIES PORTFOLIO
As of December 31,                                   1997                     1996                      1995
------------------------------------------------------------------------------------------------------------------
                                           AMORTIZED        FAIR    Amortized        Fair    Amortized        Fair
(in thousands)                                  COST       VALUE         Cost       Value         Cost       Value
------------------------------------------------------------------------------------------------------------------
Securities Available For Sale:
 U.S. Treasury                              $  2,395    $  2,406     $ 70,811    $ 70,269     $169,801    $171,908
 Federal Agency and mortgage-backed          431,259     435,167      299,202     297,133      217,655     220,305
 State & Municipal and other securities        2,967       3,059        1,775       1,800        1,308       1,323
------------------------------------------------------------------------------------------------------------------
   Total securities available for sale      $436,621    $440,632     $371,788    $369,202     $388,764    $393,536
------------------------------------------------------------------------------------------------------------------

Securities Held to Maturity:
 State & Municipal                            23,692      23,692       32,546      32,546       28,521      28,517
 Other securities                             12,447      12,447        9,693       9,692       11,790      11,789
------------------------------------------------------------------------------------------------------------------
   Total securities held to maturity        $ 36,139    $ 36,139     $ 42,239    $ 42,238     $ 40,311    $ 40,306
------------------------------------------------------------------------------------------------------------------

LOANS
The following Table 8 sets forth the loan portfolio by major categories as of December 31 for the years indicated.

TABLE 8
COMPOSITION OF LOAN PORTFOLIO
------------------------------------------------------------------------------------------------------
December 31,                              1997          1996          1995          1994          1993
------------------------------------------------------------------------------------------------------
(in thousands)
Real estate mortgages                 $128,873      $110,288      $107,611      $125,385      $132,941
Commercial real estate mortgages       151,129       135,061       108,902        71,631        88,487
Real estate construction and
 development                             6,602         9,582        13,361         3,890         3,162
Commercial and agricultural            175,362       146,930       138,391       143,632       118,143
Consumer                               203,016       204,641       185,276       201,359       187,179
Home equity                             70,500        48,091        34,817        28,704        29,741
Lease financing                              -             -            27           117           207
------------------------------------------------------------------------------------------------------
Total loans                           $735,482      $654,593      $588,385      $574,718      $559,860
------------------------------------------------------------------------------------------------------

The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At December 31, 1997, total loans were $735.5 million, a 12.4% increase from December 31, 1996. In general, loans are internally generated and lending activity is confined to New York State, principally the eight-county area served by the Company. The Company does not engage in highly leveraged transactions or foreign lending activities. There were no concentration of loans exceeding 10% of total loans other than those categories reflected in Table 8.
     Real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residencies. Beginning in 1996, the Company began retaining most first mortgage loans within the portfolio. For several years prior to 1996, fixed-rate mortgages were originated for sale in the secondary market. During 1997, the Company sold $0.9 million in mortgage loans compared to sales of $0.4 million in 1996. There were no gains or losses recognized related to sales of mortgages originated in 1997. At December 31, 1997, loans classified as available for sale consist of higher education loans with estimated fair market values equal to cost.
     Loans in the commercial and agricultural category, as well as commercial real estate mortgages, consist primarily of short-term and/or floating rate commercial loans made to small to medium-sized companies. Agricultural loans totalled $47.8 million at December 31, 1997, and there are no other substantial loan concentrations to any one industry or to any one borrower.
     Consumer loans consist primarily of installment credit to individuals secured by automobiles and other personal property. Management believes consumer loan underwriting guidelines to be conservative. The guidelines are based primarily on satisfactory credit history, down payment, and sufficient income to service monthly payments.
     Shown in Table 9, Maturities and Sensitivities of Loans to Changes in Interest Rates, are the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at December 31, 1997. Scheduled repayments are reported in the maturity category in which the contractual payment is due.

TABLE 9
MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
------------------------------------------------------------------------------------
                                               AFTER ONE
                                                YEAR BUT
                                                  WITHIN         AFTER
REMAINING MATURITY AT               WITHIN          FIVE          FIVE
DECEMBER 31, 1997                 ONE YEAR         YEARS         YEARS         TOTAL
------------------------------------------------------------------------------------
(in thousands)
Floating/adjustable rate:
 Commercial and agricultural      $ 89,623      $107,989      $ 45,667      $243,279
 Real estate mortgages               2,418        11,417        73,187        87,022
 Consumer                           55,731             7            13        55,751
------------------------------------------------------------------------------------
  Total floating rate loans        147,772       119,413       118,867       386,052
------------------------------------------------------------------------------------
Fixed Rate:
 Commercial and agricultural        23,396        38,999        20,817        83,212
 Real estate mortgages               1,983         8,633        37,837        48,453
 Consumer                           62,071       133,335        22,359       217,765
------------------------------------------------------------------------------------
  Total fixed rate loans            87,450       180,967        81,013       349,430
------------------------------------------------------------------------------------
  Total loans                     $235,222      $300,380      $199,880      $735,482
------------------------------------------------------------------------------------

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming assets and past due loans are reflected in Table 10 below for the years indicated.

TABLE 10
NONPERFORMING ASSETS AND RISK ELEMENTS
----------------------------------------------------------------------------------------------------------------
December 31,                                               1997        1996        1995        1994        1993
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Impaired commercial and agricultural loans               $3,856      $2,441      $3,945      $    -      $    -
Other nonaccrual loans:
 Real estate mortgages                                      692         251         332         783         365
 Commercial and agricultural                                  -           -           -       3,552       3,693
 Consumer                                                   708         628         540         304         112
----------------------------------------------------------------------------------------------------------------
  Total nonaccrual loans                                  5,256       3,320       4,817       4,639       4,170
----------------------------------------------------------------------------------------------------------------
Other real estate owned                                     530       1,242       2,000         840         430
----------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                              5,786       4,562       6,817       5,479       4,600
----------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Real estate mortgages                                      244         344         448         287         956
 Commercial and agricultural                                176         418         559         133         410
 Consumer                                                   325         289         325         451       1,819
----------------------------------------------------------------------------------------------------------------
   Total                                                    745       1,051       1,332         871       3,185
----------------------------------------------------------------------------------------------------------------
Restructured loans, in compliance with modified terms:        -           -         142           -           -
----------------------------------------------------------------------------------------------------------------
  Total assets containing risk elements                  $6,531      $5,613      $8,291      $6,350      $7,785
----------------------------------------------------------------------------------------------------------------
Total nonperforming assets to loans                        0.79%       0.70%       1.16%       0.95%       0.82%
Total assets containing risk element to loans              0.89%       0.86%       1.41%       1.10%       1.39%
Total nonperforming assets to assets                       0.45%       0.40%       0.62%       0.52%       0.48%
Total assets containing risk elements to assets            0.51%       0.49%       0.75%       0.61%       0.82%
----------------------------------------------------------------------------------------------------------------

Total nonperforming assets increased $1.2 million or 26.8% from 1996 to 1997; total assets containing risk elements increased $0.9 million or 16.4% during the same period. The changes in nonaccrual and impaired loans is presented in Table 12 below. The effect of nonaccrual and impaired loans on interest income is presented in the following Table 11.

TABLE 11
NONACCRUAL AND IMPAIRED LOANS INTEREST INCOME
------------------------------------------------------------------------------------------------
December 31,                                          1997       1996     1995     1994     1993
------------------------------------------------------------------------------------------------
(in thousands)
Income that would have been accrued at original
 contract rates                                       $559     $1,125     $765     $465     $284
Amount recognized as income                            148        593      344      216      105
------------------------------------------------------------------------------------------------
 Interest income not accrued                          $411     $  532     $421     $249     $179
------------------------------------------------------------------------------------------------

TABLE 12
CHANGES IN NONACCRUAL AND IMPAIRED LOANS
-------------------------------------------------------
(in thousands)                       1997         1996
-------------------------------------------------------
Balance at January 1              $ 3,320      $ 4,817
 Loans placed on nonaccrual         6,695        6,126
 Charge-offs                       (1,989)      (1,710)
 Payments                          (2,156)      (3,593)
 Transfers to OREO                   (348)        (680)
 Loans returned to accrual           (266)      (1,640)
-------------------------------------------------------
Balance at December 31            $ 5,256      $ 3,320
-------------------------------------------------------
CHANGES IN OREO
-------------------------------------------------------
(in thousands)                       1997         1996
-------------------------------------------------------
Balance at January 1              $ 1,242      $ 2,000
 Additions                            976          758
 Sales                             (1,574)      (1,233)
 Charge-offs and write-downs         (114)        (283)
-------------------------------------------------------
Balance at December 31            $   530      $ 1,242
-------------------------------------------------------

DEPOSITS
Deposits are the largest component of the Company's liabilities and account for the greatest portion of interest expense. At December 31, 1997, total deposits were $1,014.2 million, an increase of 10.7% from December 31, 1996. Average deposits during 1997 of $973.6 million were 6.2% higher than the 1996 average. The preceding Table 1 presents average deposits with accompanying average rates.

TABLE 13
MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE
-------------------------------------------------------------
December 31,                                1997         1996
-------------------------------------------------------------
(in thousands)
Within three months                     $210,226     $154,328
After three but within six months         32,467       24,820
After six but within twelve months        11,611        5,994
After twelve months                       15,633        6,201
-------------------------------------------------------------
Total                                   $269,937     $191,343
-------------------------------------------------------------

BORROWED FUNDS
Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, and other short-term borrowings which consist primarily of FHLB advances with an original maturity of one day up to one year. Other borrowings consist of fixed rate FHLB advances with an original maturity greater than one year. At December 31, 1997, total borrowings of $134.7 million were up 24.2% compared to the previous year-end total of $108.4 million.

CAPITAL AND DIVIDENDS

TABLE 14
CAPITAL MEASUREMENTS
--------------------------------------------------------------------
December 31,                                       1997        1996
--------------------------------------------------------------------
(restated to give retroactive effect to stock dividends)
Tier 1 leverage ratio                              8.91%       8.70%
Tier 1 capital ratio                              14.88%      14.06%
Total risk-based capital ratio                    16.13%      15.31%
Cash dividends as a percentage of net income      37.72%      36.10%
Per common share:
 Book value                                      $13.68      $12.11
 Tangible book value                             $12.72      $10.97
--------------------------------------------------------------------

TABLE 15
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
--------------------------------------------------------------------------------------------------------
                                    1997                                           1996
--------------------------------------------------------------------------------------------------------
(restated to give retroactive effect to stock dividends)
                                                     CASH                                           Cash
                                                DIVIDENDS                                      Dividends
QUARTER ENDING      HIGH        LOW      CLOSE   DECLARED          High        Low      Close   Declared
--------------------------------------------------------------------------------------------------------
March 31          $19.05     $16.79     $18.57     $0.143        $15.45     $14.51     $15.42     $0.118
June 30            25.60      18.57      25.60      0.143         15.88      14.86      14.86      0.118
September 30       25.48      21.19      25.12      0.162         15.65      14.29      15.30      0.118
December 31        27.69      22.86      27.00      0.170         18.10      15.30      17.14      0.143
--------------------------------------------------------------------------------------------------------
For the year      $27.69     $16.79     $27.00     $0.618        $18.10     $14.29     $17.14     $0.497
--------------------------------------------------------------------------------------------------------

On a per share basis, cash dividends declared have been increased in both 1997 and 1996. The dividend increases reflect the Company's earnings and capital strength. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions. Additionally, 1997 was the thirty-eighth consecutive year that the Company declared a stock dividend.
     The accompanying Table 15 sets forth the quarterly high, low and closing sales price for the common stock as reported on the NASDAQ National Market System, and cash dividends declared per share of common stock. At December 31, 1997, the total market capitalization of the Company's common stock was approximately $243.4 million compared with $150.4 million at December 31, 1996. The change in market capitalization is due to changes in the market price net of increased shares outstanding. The Company's price to book value ratio was 1.97, 1.42, and 1.34 at December 31, 1997, 1996 and 1995, respectively. The Company's price was 17, 13, and 16 times diluted earnings at December 31, 1997, 1996 and 1995, respectively.
     Capital is an important factor in ensuring the safety of depositors' accounts. During both 1997 and 1996, the Company earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality, and security portfolio strength.
     The Company remains well capitalized as depicted by the capital ratios in the table. Capital measurements are significantly in excess of both regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 and Total Risk-Based Capital ratios have regulatory minimum guidelines of 4% and 8%, respectively, with requirements to be considered well capitalized of 6% and 10%, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset/Liability Management Committee ("ALCO") is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Interest rate sensitivity management seeks to avoid widely fluctuating net interest margins and to ensure consistent net interest income through periods of changing economic conditions.
     Given the above, liquidity to the Company is defined as the ability to raise cash quickly at a reasonable cost without principal loss. The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. Accordingly, the Company has established borrowing facilities with other banks (federal funds), the Federal Home Loan Bank of New York (short and long-term borrowings which are denoted as advances), and repurchase agreements with investment companies.
     This Basic Surplus approach enables the Company to adequately manage liquidity from both tactical and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position.
     At December 31, 1997 and 1996, the Company's Basic Surplus ratios (net access to cash and secured borrowings as a percentage of total assets) were approximately 9% and 14%, respectively, compared to the present internal minimum guideline range of 5% to 7%. The December 31, 1997 Basic Surplus ratio was in excess of the guidelines. The Company had unused lines of credit available totalling $224 million to meet its short-term liquidity needs at December 31, 1997 and considered the Basic Surplus adequate to meet liquidity needs.
     Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. Overnight federal funds on which rates change daily and loans which are tied to the prime rate differ considerably from long-term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market deposit accounts are much more interest sensitive than NOW and savings accounts.
     The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. The funding matrix depicted in the accompanying table is utilized as a primary tool in managing interest rate risk. The matrix arrays repricing opportunities along a time line for both assets and liabilities. The time line for sources of funds, liabilities and equity, is depicted on the left hand side of the matrix. The longest term, most fixed rate sources, are presented in the upper left hand corner while the shorter term, most variable rate items, are at the lower left. Similarly, uses of funds, assets, are arranged across the top moving from left to right.
     The body of the matrix is derived by allocating the longest fixed rate funding sources to the longest fixed rate assets (upper left corner) and shorter term variable sources to shorter term variable uses (lower right corner). The result is a graphical depiction of the time periods over which the Company is expected to experience exposure to rising or falling rates. Since the scales of the liability (left) and asset (top) sides are identical, all numbers in the matrix would fall within the diagonal lines if the Company was perfectly matched across all repricing time frames. Numbers outside the diagonal lines represent two general types of mismatches: i) liability sensitive, where rate sensitive liabilities exceed the amount of rate sensitive assets repricing within applicable time frames (items to the left of/below the diagonal lines) and ii) asset sensitive, where rate sensitive assets exceed the amount of rate sensitive liabilities repricing within applicable time frames (items to the right of/above the diagonal lines).
     Generally, the lower the amount of this gap, the less sensitive are earnings to interest rate changes. The matrix indicates that the Company is liability sensitive in the short term and supports management's contention that the Company is positioned to benefit from a declining interest rate environment over the next twelve months. The nature and timing of the benefit will be initially impacted by the extent to which core deposit and borrowing rates are lowered as rates decline. The Company becomes asset sensitive after the one-year time frame and, therefore, would benefit in the long-term from rising interest rates.

TABLE 16
SUMMARY STATIC GAP FUNDING MATRIX
-----------------------------------------------------------------------------------------------------------------------------
            (ASSETS)   OVER 60    37-60     25-36      13-24      7-12       4-6
             -USES-    MONTHS     MONTHS    MONTHS     MONTHS    MONTHS     MONTHS   MAR 98  FEB 98  JAN 98   ONE DAY  TOTALS
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
-SOURCES-   TOTALS      305        130       105        145       143         73       24      30      323       3      1,281
-----------------------------------------------------------------------------------------------------------------------------

OVER 60      532        305        130        97                                                 Long Liabilities         532
MONTHS                                                                                        Short Assets

37-60         14                               8          6                                                                14
MONTHS

25-36         18                                         18                                                                18
MONTHS

13-24         49                                         49                                                                49
MONTHS

 7-12         85                                         72        13                                                      85
MONTHS

 4-6          88                                                   88                                                      88
MONTHS

MAR 98       146                                                   42         73       24       7                         146

FEB 98        55                                                                               23      32                  55

JAN 98       198       Long Assets                                                                    198                 198
                       Short Liabilities
ONE DAY       96                                                                                       93        3         96

-----------------------------------------------------------------------------------------------------------------------------
TOTALS     1,281        305        130       105        145       143         73       24      30      323       3      1,281
-----------------------------------------------------------------------------------------------------------------------------

While the static gap evaluation of interest rate sensitivity is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. Once the Company determines the extent of gap sensitivity, the next step is to quantify the potential impact of the interest sensitivity on net interest income. The Company utilizes a simulation model which measures the effect certain assumptions will have in net interest income over a short period of time, usually one or two years. These assumptions include, but are not limited to prepayments, potential call options of the investment portfolio and various interest rate environments. The following table presents the impact on net interest income of a gradual twelve-month increase or decrease in interest rates compared to a stable interest rate environment. The simulation projects net interest income over the next year using the December 31, 1997 balance sheet position.

TABLE 17
INTEREST RATE SENSITIVITY ANALYSIS
Change in interest rates           Percent change in
(in basis points)                net interest income
-----------------------------------------------------
+200                                          (4.04%)
+100                                          (2.44%)
-100                                           1.26%
-200                                           1.60%
-----------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15,
"Earnings Per Share", establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock and common stock equivalents. All prior period EPS amounts included in the consolidated financial statements and in the Company's 1997 Annual Report have been restated to conform with the computational provisions of SFAS No. 128.

         In  February   1997,  the  FASB  issued  SFAS  No.  129  Disclosure  of
Information about Capital Structure. SFAS No. 129 consolidates existing disclosure requirements and eliminates the exemption of nonpublic entities from certain capital disclosure requirements. The new Statement contains no change in disclosure requirements for companies that were subject to the previously existing requirements. The adoption of SFAS No. 129 did not have a material impact on the Company's financial condition or results of operations.
         In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The impact of adopting SFAS No. 130, which is effective for periods beginning after December 15, 1997, will not have an impact on the Company's financial condition or results of operations.
         In June 1997, the FASB issued SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires public business enterprises to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker's. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for periods beginning after December 15, 1997 and the impact of its adoption has not been determined.

FOURTH QUARTER RESULTS
Selected quarterly results are presented in Table 18, Selected Quarterly Financial Data. Net income for the fourth quarter 1997 of $3.6 million, $0.39 per diluted share, was up from $3.2 million, $0.36 per diluted share, earned in the fourth quarter 1996. Average earning assets for the fourth quarter 1997 were $138.9 million or 13.0% higher than for the fourth quarter 1996. Average loans increased 13.3% from an average of $643.3 million for the fourth quarter 1996 to $729.0 million for the fourth quarter of 1997.
         The 1997 fourth quarter return on average assets of 1.11% was comparable to the 1996 ratio of 1.12%. The return on average equity for the fourth quarter 1997 of 11.71% is down from the fourth quarter 1996 ratio of 12.11%. Expense and efficiency ratios of 2.30% and 57.86%, respectively, for the fourth quarter 1997, improved over the comparable 1996 ratios of 2.33% and 58.52%.

TABLE 18
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
                                                         1997                                            1996
--------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)   FIRST      SECOND       THIRD      FOURTH       First     Second       Third      Fourth
Interest and fee income               $22,283     $23,759     $24,848     $25,291     $20,003    $20,815     $21,678     $21,891
Interest expense                        9,659      10,559      11,075      11,229       8,670      9,007       9,367       9,321
Net interest income                    12,624      13,200      13,773      14,062      11,333     11,808      12,311      12,570
Provision for loan losses                 715       1,000         965         825         600        700         875       1,000
Noninterest income excluding
  securities gains                      2,003       2,270       2,070       2,060       1,792      1,848       1,932       2,111
Securities gains (losses)                  17           1         (90)       (265)        792        219         194         (26)
Noninterest expense                     8,559       8,266       8,904       9,441       8,586      8,636       8,460       8,740
Net income                            $ 3,445     $ 4,037     $ 3,702     $ 3,565     $ 2,911    $ 2,737     $ 3,338     $ 3,193
Basic earnings per share              $  0.39     $  0.45     $  0.41     $  0.40     $  0.32    $  0.31     $  0.38     $  0.36
Diluted earnings per share            $  0.38     $  0.45     $  0.41     $  0.39     $  0.32    $  0.30     $  0.38     $  0.36
Net interest margin                      4.71%       4.65%       4.64%       4.68%       4.66%      4.64%       4.70%       4.77%
Return on average assets                 1.19%       1.33%       1.17%       1.11%       1.09%      0.99%       1.18%       1.12%
Return on average equity                12.82%      14.78%      12.74%      11.71%      10.94%     10.90%      13.28%      12.11%
Average diluted common
 shares outstanding                     8,999       9,053       9,099       9,135       9,119      8,974       8,824       8,843
---------------------------------------------------------------------------------------------------------------------------------

PROPERTIES

The Company operates the following community banking offices:
                                                                                        Date       Square
Name of Office         Location                                     County       Established      Footage
Norwich                52 S. Broad St., Norwich, NY                 Chenango      07-15-1856       77,000
Afton                  182 Main St., Afton, NY                      Chenango      09-01-1962        2,779
Bainbridge             9 N. Main St., Bainbridge, NY                Chenango      12-07-1938        4,897
Earlville              2 S. Main St., Earlville, NY                 Chenango      08-07-1937        1,222
Grand Gorge            Rt. 23 & 30, Grand Gorge, NY                 Delaware      11-01-1957        3,000
Margaretville          Main St., Margaretville, NY                  Delaware      09-03-1963        3,152
New Berlin             2 S. Main St., New Berlin, NY                Chenango      12-21-1946        2,195
Sherburne              30 N. Main St., Sherburne, NY                Chenango      08-07-1937        3,393
South Otselic          Gladding St., S. Otselic, NY                 Chenango      10-01-1945        1,326
North Plaza            Rt. 12 & 320, Norwich, NY                    Chenango      10-15-1986        1,849
South Plaza            Rt. 12 S., Norwich, NY                       Chenango      08-20-1986        1,200
Deposit                105 Front St., Deposit, NY                   Broome        02-12-1971        3,550
Newark Valley          2 N. Main St., Newark Valley, NY             Tioga         10-01-1973        3,893
Maine                  67 Main St., Maine, NY                       Broome        10-01-1973        1,458
Hobart                 Maple Ave., Hobart, NY                       Delaware      06-28-1974        2,308
Sidney                 13 Division St., Sidney, NY                  Delaware      12-31-1978        3,500
Oxford                 State St., Oxford, NY                        Chenango      08-01-1984        3,559
Greene                 80 S. Chenango St., Greene, NY               Chenango      12-15-1986        3,200
Binghamton             1256 Front St., Binghamton, NY               Broome        03-29-1993        1,900
Hancock                1 E. Main St., Hancock, NY                   Delaware      10-01-1989        7,500
Oneonta                733 State Highway 28, Oneonta, NY            Otsego        01-14-1998        4,000
Clinton                1 Kirkland Ave., Clinton, NY                 Oneida        10-01-1989        7,960
Rome                   Westgate Plaza, Erie Blvd. W., Rome, NY      Oneida        10-01-1989        1,950
Utica Business Pk      555 French Road, New Hartford, NY            Oneida        10-01-1994        3,396
New Hartford           8549 Seneca Turnpike, New Hartford, NY       Oneida        12-16-1995        4,179
Rome Black River       853 Black River Blvd., Rome, NY              Oneida        10-01-1997        3,000
Gloversville           199 Second Ave. Ext., Gloversville, NY       Fulton        10-01-1989        4,263
Northville             192 N. Main St., Northville, NY              Fulton        10-01-1989        3,000
Vail Mills             Rt. 30, Vail Mills, NY                       Fulton        10-01-1989        1,000
Lake Placid            81 Main St., Lake Placid, NY                 Essex         10-01-1989        8,500
Cold Brook Plaza       Saranac Ave., Lake Placid, NY                Essex         10-01-1989        1,300
Saranac Lake           2 Lake Flower Ave., Saranac Lake, NY         Essex         10-01-1989        2,400
Plattsburgh            30 Brinkerhoff St., Plattsburgh, NY          Clinton       05-28-1993        4,396
Plattsburgh North      Rt. 9, Plattsburgh, NY                       Clinton       08-28-1993        3,000
Ellenburg Depot        5084 Rt. 11, Ellenburg Depot, NY             Clinton       08-28-1993        2,346

The South Otselic, Binghamton, Vail Mills, Plattsburgh North, Rome, Utica Business Park and Rome Black River Offices are leased. All other banking premises are owned by the Company. The Company also has free-standing automated banking units. In 1997, the Utica Downtown Office closed on March 28 and the Hamden Office was sold effective June 30.

                              FINANCIAL HIGHLIGHTS
----------------------------------------------------------------------------------------
(in thousands, except per share data)        1997             1996             % Change
----------------------------------------------------------------------------------------
FOR THE YEAR
Interest and fee income                $   96,181       $   84,387                14.0%
Interest expense                           42,522           36,365                16.9%
Net interest income                        53,659           48,022                11.7%
Provision for loan losses                   3,505            3,175                10.4%
Noninterest income                          8,066            8,862                (9.0%)
Noninterest expense                        35,170           34,422                 2.2%
Net income                                 14,749           12,179                21.1%
----------------------------------------------------------------------------------------

PER COMMON SHARE
Basic earnings per share               $     1.65       $     1.37                20.4%
Diluted earnings per share                   1.63             1.36                19.9%
Cash dividends                              0.618            0.497                24.3%
Book value at year end                      13.68            12.11                13.0%
Tangible book value at year end             12.72            10.97                16.0%
Market price:
 High                                       27.69            18.10                53.0%
 Low                                        16.79            14.29                17.5%
 End of year                                27.00            17.14                57.5%
----------------------------------------------------------------------------------------

AT YEAR END
Assets                                 $1,280,585       $1,138,986                12.4%
Earning assets                         $1,214,547       $1,073,705                13.1%
Loans                                  $  735,482       $  654,593                12.4%
Allowance for loan losses              $   11,582       $   10,473                10.6%
Deposits                               $1,014,183       $  916,319                10.7%
Stockholders' equity                   $  123,343       $  106,264                16.1%
Common shares outstanding               9,014,092        8,774,837                 2.7%
----------------------------------------------------------------------------------------

AVERAGE BALANCES
Assets                                 $1,228,643       $1,110,968                10.6%
Earning assets                         $1,167,460       $1,043,425                11.9%
Loans                                  $  695,552       $  617,810                12.6%
Deposits                               $  973,641       $  916,683                 6.2%
Stockholders' equity                   $  113,691       $  103,240                10.1%
Common shares outstanding               8,963,120        8,882,747                 0.9%
Diluted common shares outstanding       9,071,728        8,938,667                 1.5%
----------------------------------------------------------------------------------------

ASSET QUALITY
Allowance to loans                           1.57%            1.60%               (1.9%)
Nonperforming assets to assets               0.45%            0.40%               12.5%
Allowance to nonperforming loans              220%             315%              (30.2%)
----------------------------------------------------------------------------------------

KEY RATIOS
Return on average assets                     1.20%            1.10%                9.1%
Return on average equity                    12.97%           11.80%                9.9%
Net interest margin                          4.67%            4.69%               (0.4%)
Tier 1 leverage                              8.91%            8.70%                2.4%
Tier 1 risk-based capital                   14.88%           14.06%                5.8%
Total risk-based capital                    16.13%           15.31%                5.4%
----------------------------------------------------------------------------------------

All per share data has been restated to give retroactive effect to stock dividends and the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

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




/S/JOE C. MINOR

   Joe C. Minor
   Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
NBT Bancorp Inc.:

         We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.





/s/KPMG PEAT MARWICK LLP

   KPMG Peat Marwick LLP


   Syracuse, New York
   January 15, 1998

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------
December 31,                                                                1997            1996
-------------------------------------------------------------------------------------------------
(in thousands, except per share data)
ASSETS
Cash and cash equivalents                                             $   37,446      $   35,790
Loans available for sale                                                   3,286           4,135
Securities available for sale, at fair value                             440,632         369,202
Securities held to maturity (fair value-$36,139 and $42,238)              36,139          42,239
Loans:
  Commercial and agricultural                                            326,491         281,991
  Real estate mortgage                                                   135,475         119,870
  Consumer                                                               273,516         252,732
-------------------------------------------------------------------------------------------------
    Total loans                                                          735,482         654,593
  Less allowance for loan losses                                          11,582          10,473
-------------------------------------------------------------------------------------------------
    Net loans                                                            723,900         644,120
Premises and equipment, net                                               18,761          16,307
Intangible assets, net                                                     8,642           9,953
Other assets                                                              11,779          17,240
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $1,280,585      $1,138,986
-------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (noninterest bearing)                                        $  138,985      $  122,115
  Savings, NOW, and money market                                         358,366         359,141
  Time                                                                   516,832         435,063
-------------------------------------------------------------------------------------------------
    Total deposits                                                     1,014,183         916,319
Short-term borrowings                                                    134,527          88,244
Other borrowings                                                             183          20,195
Other liabilities                                                          8,349           7,964
-------------------------------------------------------------------------------------------------
  Total liabilities                                                    1,157,242       1,032,722
-------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, no par, stated value $1.00; shares
    authorized-2,500,000                                                       -               -
  Common stock, no par, stated value $1.00; shares
    authorized-12,500,000; shares issued 9,429,963 and 9,280,359           9,430           8,838
  Capital surplus                                                         96,494          82,731
  Retained earnings                                                       22,249          24,208
  Unrealized gain (loss) on securities available for sale, net of
    income tax effect                                                      2,373          (1,529)
  Common stock in treasury at cost, 415,871 and 481,449 shares            (7,203)         (7,984)
-------------------------------------------------------------------------------------------------
  Total stockholders' equity                                             123,343         106,264
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,280,585      $1,138,986
-------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME
------------------------------------------------------------------------------------------
Year ended December 31,                                     1997         1996         1995
------------------------------------------------------------------------------------------
(in thousands, except per share data)
Interest and fee income:
Loans and loans available for sale                       $64,781      $57,660      $53,602
Securities - taxable                                      29,887       25,109       22,277
Securities - tax exempt                                    1,179        1,527        1,375
Other                                                        334           91          146
------------------------------------------------------------------------------------------
  Total interest and fee income                           96,181       84,387       77,400
------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                  35,234       31,942       29,683
Short-term borrowings                                      6,581        3,745        4,700
Other borrowings                                             707          678          457
------------------------------------------------------------------------------------------
  Total interest expense                                  42,522       36,365       34,840
------------------------------------------------------------------------------------------
Net interest income                                       53,659       48,022       42,560
Provision for loan losses                                  3,505        3,175        1,553
------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       50,154       44,847       41,007
------------------------------------------------------------------------------------------

Noninterest income:
Trust                                                      2,675        2,642        2,439
Service charges on deposit accounts                        3,695        3,372        2,995
Securities gains (losses)                                   (337)       1,179          145
Other                                                      2,033        1,669        1,523
------------------------------------------------------------------------------------------
  Total noninterest income                                 8,066        8,862        7,102
------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                            17,905       17,817       16,309
Occupancy                                                  2,598        2,391        2,361
Equipment                                                  1,700        1,765        1,694
FDIC assessments                                             116            2          941
Amortization of intangible assets                          1,351        1,580        1,271
Other operating                                           11,500       10,867       10,448
------------------------------------------------------------------------------------------
  Total noninterest expense                               35,170       34,422       33,024
------------------------------------------------------------------------------------------
Income before income taxes                                23,050       19,287       15,085
Income taxes                                               8,301        7,108        5,756
------------------------------------------------------------------------------------------

Net income                                               $14,749      $12,179      $ 9,329
------------------------------------------------------------------------------------------

Earnings per share:
  Basic                                                  $  1.65      $  1.37      $  1.01
  Diluted                                                $  1.63      $  1.36      $  1.01
------------------------------------------------------------------------------------------

See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
                                                                                  Unrealized
                                                                                  Gain(Loss)
                                                                               On Securities
                                                 Common     Capital     Retained   Available    Treasury
                                                  Stock     Surplus     Earnings    For Sale       Stock         Total
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

BALANCE AT DECEMBER 31, 1994                     $8,050     $69,669     $ 25,446     $(4,273)    $  (585)     $ 98,307
Net income                                                                 9,329                                 9,329
5% stock dividend                                   392       6,333       (6,725)                                    -
Cash dividends - $0.429 per share                                         (3,962)                               (3,962)
Payment in lieu of fractional shares                                         (12)                                  (12)
Purchase of 436,293 treasury shares                                                               (7,075)       (7,075)
Sale of 302,147 treasury shares to
 employee benefit plans and other
 stock plans                                                   (538)                               4,900         4,362
Unrealized gain on securities
 available for sale, net of deferred taxes
 of $4,900                                                                             7,095                     7,095
-----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1995                      8,442      75,464       24,076       2,822      (2,760)      108,044
Net income                                                                12,179                                12,179
5% stock dividend                                   396       7,254       (7,650)                                    -
Cash dividends - $0.497 per share                                         (4,384)                               (4,384)
Payment in lieu of fractional shares                                         (13)                                  (13)
Purchase of 433,848 treasury shares                                                               (7,241)       (7,241)
Sale of 122,675 treasury shares to
 employee benefit plans and other
 stock plans                                                     13                                2,017         2,030
Unrealized loss on securities
 available for sale, net of deferred taxes
 of $3,005                                                                            (4,351)                   (4,351)
-----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                      8,838      82,731       24,208      (1,529)     (7,984)      106,264
Net income                                                                14,749                                14,749
5% stock dividend                                   428      10,717      (11,145)                                    -
Cash dividends - $0.618 per share                                         (5,544)                               (5,544)
Payment in lieu of fractional shares                                         (19)                                  (19)
Issuance of 164,030 shares to stock plan            164       2,476                                              2,640
Purchase of 131,900 treasury shares                                                               (2,568)       (2,568)
Sale of 197,478 treasury shares to
 employee benefit plans and other
 stock plans                                                    570                                3,349         3,919
Unrealized gain on securities
 available for sale, net of deferred taxes
 of $2,695                                                                             3,902                     3,902
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                     $9,430     $96,494     $ 22,249     $ 2,373     $(7,203)     $123,343
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                    1997           1996          1995
-------------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
Net income                                                            $  14,749      $  12,179      $  9,329
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                               3,505          3,175         1,553
  Depreciation and amortization of premises and equipment                 1,471          1,513         1,478
  Amortization of premiums and accretion of discounts
   on securities                                                           (236)           254          (153)
  Amortization of intangible assets                                       1,351          1,580         1,271
  Deferred income tax benefit                                              (435)          (660)         (288)
  Proceeds from sale of loans originated for sale                         4,390          4,268        14,704
  Loans originated for sale                                              (3,541)        (4,089)      (11,872)
  Realized (gains) losses on sales of securities                            337         (1,179)         (145)
  Decrease in interest receivable                                           449          1,048           450
 Increase in interest payable                                               809              1           676
 Payments of restructuring liabilities                                        -              -        (1,513)
 Sale of branch, net                                                       (219)             -             -
 Other, net                                                               2,219          2,973         1,827
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                24,849         21,063        17,317
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Securities available for sale:
  Proceeds from maturities                                               50,762         43,924        40,206
  Proceeds from sales                                                   183,818        217,134         2,808
  Purchases                                                            (299,225)      (244,333)      (99,030)
 Securities held to maturity:
  Proceeds from maturities                                               24,987         31,811        59,918
  Purchases                                                             (18,888)       (33,741)      (44,682)
Net increase in loans                                                   (83,285)       (66,255)      (15,126)
Purchase of premises and equipment, net                                  (3,925)        (1,353)       (2,020)
Acquisition of branches, net of cash acquired                                 -              -        (2,960)
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (145,756)       (52,813)      (60,886)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
Net increase in deposits                                                 97,864         43,287        81,589
Net increase (decrease) in short-term borrowings                         46,283        (27,701)      (24,642)
Proceeds from issuance of other borrowings                                    -         20,050             -
Repayments of other borrowings                                          (20,012)        (2,867)       (5,722)
Common stock issued, including treasury shares reissued                   6,559          2,030         4,362
Purchase of treasury stock                                               (2,568)        (7,241)       (7,075)
Cash dividends and payment for fractional shares                         (5,563)        (4,397)       (3,974)
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               122,563         23,161        44,538
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                      1,656         (8,589)          969
Cash and cash equivalents at beginning of year                           35,790         44,379        43,410
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  37,446      $  35,790      $ 44,379
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                                            $  41,713      $  36,364      $ 34,164
  Income taxes                                                            6,126          7,569         5,791
 Noncash investing activity:
  Transfer of loans available for sale to loans held to maturity              -          1,775             -
  Transfer of securities held to maturity to securities
   available for sale                                                         -              -       220,681
-------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NBT Bancorp Inc. ("Bancorp") and its subsidiary follow generally accepted accounting principles ("GAAP") and reporting practices applicable to the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The following is a description of significant policies and practices:

CONSOLIDATION The consolidated financial statements include the accounts of Bancorp and its wholly owned subsidiary, NBT Bank, N.A. ("Bank") collectively referred to herein as the Company. All significant intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.

BUSINESS The Company provides loan and deposit services to its customers, primarily in its eight county service area. Its only business segment is domestic commercial banking and the Company is subject to competition from other financial institutions. The Bank and the Company are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory agencies.

TRUST Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company. Trust income is recognized on the accrual method based on contractual rates applied to the balances of trust accounts.

CASH AND CASH EQUIVALENTS The Company considers cash on hand, amounts due from correspondent banks, cash items in process of collection, federal funds sold, and federal mutual funds, to be cash and cash equivalents.

SECURITIES The Company classifies its debt securities at date of purchase as either available for sale or held to maturity as the Company does not hold any securities considered to be trading. Held to maturity securities are those that the Company has the ability and intent to hold until maturity. All other securities not included as held to maturity are classified as available for sale.
         Available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.
         Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividends and interest income are recognized when earned. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.

LOANS AND LOANS AVAILABLE FOR SALE Loans are recorded at their current unpaid principal balance, net of unearned income. Loans classified as available for sale, primarily higher education loans, are carried at the lower of aggregate cost or estimated fair value. Interest income on loans is primarily accrued based on the principal amount outstanding.
         The Company's classification of a loan as a nonaccrual loan is based in part on bank regulatory guidelines. Nonaccrual classification does not mean that the loan principal will not be collected; rather, that timely collection of interest is doubtful. When in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part. Loans are transferred to a nonaccrual basis generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. Accrual of interest is discontinued if the loan is placed on nonaccrual status. When a loan is transferred to a nonaccrual status, any unpaid accrued interest is reversed and charged against income.
         Management, considering current information and events regarding the borrowers' ability to repay the obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.
         Payments received on nonaccrual and impaired loans are first applied to principal. Depending on management's assessment of the ultimate collectiblity of the loan, interest income may be recognized on a cash basis. Nonaccrual loans are returned to accrual status when management determines that the financial condition of the borrower has improved significantly to the extent that there has been a sustained period of repayment performance so that the loan is brought current and the collectibility of both principal and interest appears assured.

ALLOWANCE FOR LOAN LOSSES The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb potential losses in the loan portfolio when taken as a whole. The allowance is determined by reference to the market area the Company serves, local economic conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, and comprehensive reviews of the loan portfolio by the Loan Review staff and management.

COMPANY PREMISES AND EQUIPMENT Company premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment is determined using the straight line method over the estimated useful lives of the respective assets. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred.

OTHER REAL ESTATE OWNED Other real estate owned ("OREO") consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of outstanding loan balance or fair market value, less any estimated costs of disposal. Loan losses arising from the acquisition of such assets are charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

INTANGIBLE ASSETS Certain identified intangible assets, including goodwill and core deposit intangible assets are carried at appraised fair values, net of accumulated amortization, and are being amortized by the straight line method in amounts sufficient to write-off those fair values over their estimated useful lives; such fair values and useful lives are reviewed annually for events or changes in circumstances that may indicate that the carrying amount of the assets are not recoverable. Goodwill, the excess of cost over the fair value of the net assets acquired, is being amortized over twenty-five years on the straight line method.

TREASURY STOCK Treasury stock acquisitions are recorded at cost. Subsequent sales of treasury stock are recorded on an average cost basis. Gains on the sale of treasury stock are credited to capital surplus. Losses on the sale of treasury stock are charged to capital surplus to the extent of previous gains, otherwise charged to retained earnings.

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

PER SHARE  AMOUNTS  Net income per common  share is computed on the basis of the weighted average number of common shares and common share equivalents outstanding during each period after giving retroactive effect to stock dividends.
         On December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock. All prior period EPS amounts have been restated to conform with the computational provisions of this statement. The following is a reconciliation of basic and diluted earnings per share for the years presented in the income statement:

---------------------------------------------------------------------------------
Year ended December 31,                               1997        1996       1995
---------------------------------------------------------------------------------
(in thousands)
Basic EPS:
  Weighted average common shares outstanding         8,963       8,883      9,197
  Net income available to common shareholders      $14,749     $12,179     $9,329
---------------------------------------------------------------------------------
Basic EPS                                          $  1.65     $  1.37     $ 1.01
---------------------------------------------------------------------------------
Diluted EPS:
  Weighted average common shares outstanding         8,963       8,883      9,197
  Dilutive common stock options                        109          56         43
---------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                 9,072       8,939      9,240
  Net income available to common stockholders      $14,749     $12,179     $9,329
---------------------------------------------------------------------------------
Diluted EPS                                        $  1.63     $  1.36     $ 1.01
---------------------------------------------------------------------------------

FEDERAL RESERVE BOARD REQUIREMENT
The Company is required to maintain a reserve balance with the Federal Reserve Bank of New York. The required average total reserve for the 14 day maintenance period ending December 31, 1997, was $11.5 million of which $3.7 million was required to be on deposit with the Federal Reserve Bank and the remaining $7.8 million was represented by cash on hand.

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

SECURITIES
The amortized cost, estimated fair value and unrealized gains and losses of securities available for sale are as follows:

------------------------------------------------------------------
                      Amortized         Unrealized            Fair
(in thousands)             Cost      Gains     Losses        Value
------------------------------------------------------------------
DECEMBER 31, 1997
------------------------------------------------------------------
U.S. Treasury          $  2,395     $   11     $    -     $  2,406
Federal Agency           95,590        279        199       95,670
State & Municipal         1,648         31          2        1,677
Mortgage-backed         335,669      4,034        206      339,497
Other securities          1,319         67          4        1,382
------------------------------------------------------------------
Total                  $436,621     $4,422     $  411     $440,632
------------------------------------------------------------------
------------------------------------------------------------------
December 31, 1996
------------------------------------------------------------------
U.S. Treasury          $ 70,811     $   61     $  603     $ 70,269
Federal Agency           94,313        169        922       93,560
State & Municipal         1,450          6          8        1,448
Mortgage-backed         204,889        509      1,825      203,573
Other securities            325         27          -          352
------------------------------------------------------------------
Total                  $371,788     $  772     $3,358     $369,202
------------------------------------------------------------------

         Gross realized gains and gross realized losses on the sale of securities available for sale were $0.4 million and $0.7 million, respectively, in 1997. Gross realized gains and gross realized losses on the sale of securities available for sale were $1.6 million and $0.4 million, respectively, in 1996. Gross realized gains on the sale of securities available for sale were $0.1 million in 1995.

         At December 31, 1997 and 1996, securities with amortized costs totalling $382.5 million and $316.4 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

         The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

---------------------------------------------------------------------
                                Amortized     Unrealized         Fair
(in thousands)                       Cost   Gains  Losses       Value
---------------------------------------------------------------------
DECEMBER 31, 1997
---------------------------------------------------------------------
State & Municipal                 $23,692      $-      $-     $23,692
Other securities                    1,518       -       -       1,518
Federal Home Loan Bank Stock       10,929       -       -      10,929
---------------------------------------------------------------------
Total                             $36,139      $-      $-     $36,139
---------------------------------------------------------------------
---------------------------------------------------------------------
December 31, 1996
---------------------------------------------------------------------
State & Municipal                 $32,546      $-      $-     $32,546
Other securities                    1,518       -       1       1,517
Federal Home Loan Bank Stock        8,175       -       -       8,175
---------------------------------------------------------------------
Total                             $42,239      $-      $1     $42,238
---------------------------------------------------------------------

As a member of the Federal Home Loan Bank (FHLB), the Company holds the required investment in FHLB stock.

         At December 31, 1997 and 1996 substantially all of the mortgage-backed securities held by the Company were issued or backed by Federal agencies.

REMAINING MATURITIES OF SECURITIES AT DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------
                                             After One Year      After Five Years
                             Within            But Within           But Within          After Ten             Total
                            One Year           Five Years           Ten Years             Years             Portfolio
(dollars in thousands)  Amount   Yield       Amount   Yield      Amount   Yield      Amount   Yield      Amount   Yield
------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury          $     -       -%    $  2,395    6.07%   $      -       -%   $      -       -%   $  2,395    6.07%
Federal Agency               -       -            -       -      42,990    7.01      52,600    7.86      95,590    7.48
State & Municipal          370    5.25          306    8.35         972    9.42           -       -       1,648    8.28
Mortgage-backed             63    7.23      157,718    7.06      91,243    7.40      86,645    7.36     335,669    7.23
Other securities             -       -            -       -           -       -       1,319    6.54       1,319    6.54
------------------------------------------------------------------------------------------------------------------------
Amortized cost         $   433    5.54%    $160,419    7.05%   $135,205    7.29%   $140,564    7.54%   $436,621    7.28%
------------------------------------------------------------------------------------------------------------------------
Fair value             $   431             $162,064            $137,195            $140,942            $440,632
------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
State & Municipal      $19,818    8.28%    $  2,647   10.92%   $  1,150   10.94%   $     77   10.92%   $ 23,692    8.73%
Other securities             -       -            8       -      12,439    6.92           -       -      12,447    6.92
------------------------------------------------------------------------------------------------------------------------
Amortized cost         $19,818    8.28%    $  2,655   10.89%   $ 13,589    7.26%   $     77   10.92%   $ 36,139    8.09%
------------------------------------------------------------------------------------------------------------------------
Fair value             $19,818             $  2,655            $ 13,589            $     77            $ 36,139
------------------------------------------------------------------------------------------------------------------------

In the tables setting forth the maturity distribution and weighted average taxable equivalent yield of securities at December 31, 1997, yields on amortized cost have been calculated based on effective yields weighted for the scheduled maturity of each security using the marginal federal tax rate of 35%.

LOANS AVAILABLE FOR SALE AND LOAN SERVICING
The Company carries loans available for sale at the lower of aggregate cost or estimated fair value. It is the Company's practice to sell its higher education loans to the Student Loan Marketing Association at the Company's cost after the student leaves school. During 1997, $3.5 million of such loans were sold. At December 31, 1997, the aggregate cost and estimated fair value of loans available for sale were $3.3 million, while at December 31, 1996 aggregate cost and estimated market value were $4.1 million.
         During 1997, $0.9 million in mortgage loans were sold with servicing retained. At December 31, 1997, the Company serviced $28.5 million of real estate mortgages on behalf of other financial intermediaries; such loans are not reflected in the Company's balance sheet.

ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses for the three years ended December 31, 1997, are summarized as follows:

------------------------------------------------------------
(in thousands)                  1997        1996        1995
------------------------------------------------------------
Balance at January 1,        $10,473     $ 9,120     $ 9,026
Provision                      3,505       3,175       1,553
Recoveries                       892         956         802
------------------------------------------------------------
                              14,870      13,251      11,381
Loans charged off              3,288       2,778       2,261
------------------------------------------------------------
Balance at December 31,      $11,582     $10,473     $ 9,120
------------------------------------------------------------

NONPERFORMING ASSETS
The Company's concentrations of credit risk are reflected in the balance sheet. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications. A substantial portion of the Company's loans are secured by real estate located in central and northern New York. Accordingly, the ultimate collectiblity of a substantial portion of the Company's portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.
         The effect of nonaccrual loans on interest income for the years ended December 31, 1997, 1996, and 1995 was not material. The Company is not committed to advance additional funds to these borrowers. Nonaccrual loans were $5.3 million and $3.3 million at December 31, 1997 and 1996, respectively.
         At December 31, 1997, the recorded investment in impaired loans was $4.3 million. Included in this amount is $1.9 million of impaired loans for which the specifically allocated allowance for loan loss is $0.6 million. In addition, included in impaired loans is $2.4 million of impaired loans that, as a result of the adequacy of collateral values and cash flow analysis do not have a specific reserve. At December 31, 1996, the recorded investment in impaired loans was $2.6 million, of which $0.4 million had a specific allowance allocation of $0.1 million and $2.2 million for which there was no specific reserve. The average recorded investment in impaired loans was $3.1 million, $4.0 million and $3.6 million in 1997, 1996 and 1995, respectively. During the years ended December 31, 1997, 1996 and 1995 the Company recognized $0.1 million, $0.5 million and $0.3 million, respectively, of interest income on impaired loans, all of which was recognized using the cash basis of income recognition.
RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers, and other related parties. Such loans, in management's opinion, did not present more than the normal risk of collectiblity or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties and changes during the years are summarized as follows:

--------------------------------------------------
                                1997         1996
--------------------------------------------------
(in thousands)
Balance at January 1,        $ 4,238      $ 3,933
New loans                      3,226        3,417
Repayments                    (3,901)      (3,112)
--------------------------------------------------
Balance at December 31,      $ 3,563      $ 4,238
--------------------------------------------------

PREMISES AND EQUIPMENT
A summary of premises and equipment follows:

----------------------------------------------------
December 31,                        1997        1996
----------------------------------------------------
(in thousands)
Company premises                 $20,047     $19,394
Equipment                         17,277      17,211
Construction in progress           2,601         253
----------------------------------------------------
                                  39,925      36,858
Accumulated depreciation          21,164      20,551
----------------------------------------------------
Total premises and equipment     $18,761     $16,307
----------------------------------------------------

Depreciation and amortization of premises and equipment totaled $1.5 million annually in 1997, 1996 and 1995.

         Rental expense included in operating expense amounted to $0.3 million annually in 1997, 1996, and 1995. The future minimum rental commitments as of December 31, 1997, for noncancellable operating leases were as follows:
1998--$0.4 million;  1999--$0.3 million; 2000--$0.2 million; 2001--$0.2 million;
and 2002--and beyond--$0.2 million.

INTANGIBLE ASSETS
The Company, in a cash transaction, acquired deposits totalling $42.6 million and selected loans totalling $1.1 million, of three branches from Community Bank Systems Inc. effective December 16, 1995. Also included were related accrued interest payable and receivable and premises and equipment, the amounts of which were not material. All assets and liabilities acquired were recorded at appraised fair values at that date, creating additional core deposit intangible assets and goodwill. Branch acquisition costs for 1997 and 1996 are adjustments or reclassification of amounts recorded for the December 1995 transaction.
         The table below presents significant balances, amortization and the respective periods of amortization:

-------------------------------------------------------------------
December 31,                                    1997          1996
-------------------------------------------------------------------
(in thousands)
Goodwill (25 yrs.):
Beginning balance                            $ 6,022       $ 6,318
Branch acquisition                                35            41
Amortization                                    (339)         (337)
-------------------------------------------------------------------
Ending balance                                 5,718         6,022
-------------------------------------------------------------------
Core deposit intangible assets (3-12 yrs.):
Beginning balance                              3,931         5,233
Branch acquisition                                 5           (59)
Amortization                                  (1,012)       (1,243)
-------------------------------------------------------------------
Ending balance                                 2,924         3,931
-------------------------------------------------------------------
Total intangible assets, net                 $ 8,642       $ 9,953
-------------------------------------------------------------------

DEPOSITS
Time deposits of $100,000 or more aggregated $269.9 million, $191.3 million and $126.1 million at year-end 1997, 1996 and 1995, respectively. Interest expense on such deposits was approximately $13.3 million, $9.4 million, and $8.6 million for 1997, 1996, and 1995, respectively.

         The following table sets forth the maturity distribution of time certificates of deposit:

-----------------------------------------------------------
December 31,                              1997         1996
-----------------------------------------------------------
(in thousands)
Within one year                       $433,472     $351,816
After one but within two years          50,215       51,478
After two but within three years        18,225       16,579
After three but within four years        9,219       10,414
After four but within five years         5,617        4,679
After five years                            84           97
-----------------------------------------------------------
Total                                 $516,832     $435,063
-----------------------------------------------------------

SHORT-TERM BORROWINGS
Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank
(FHLB) advances, with original maturities of one year or less. The Company has unused lines of credit available for short-term financing of $224 million at December 31, 1997. Securities collateralizing repurchase agreements are held in safekeeping by a non-affiliated financial institutions.

Information related to short-term borrowings is summarized as follows:

----------------------------------------------------------------------------------
                                                   1997         1996         1995
----------------------------------------------------------------------------------
(in thousands)
FEDERAL FUNDS PURCHASED
Balance at year end                             $25,000      $48,000      $78,000
Average during the year                          29,501       30,929       30,682
Maximum month end balance                        49,000       56,000       78,000
Weighted average rate during the year              5.70%        5.53%        5.99%
Weighted average rate at December 31               6.13%        7.38%        5.73%
----------------------------------------------------------------------------------
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year end                             $59,721      $40,244      $17,945
Average during the year                          51,427       23,893       16,516
Maximum month end balance                        95,403       40,244       20,225
Weighted average rate during the year              5.04%        4.32%        5.23%
Weighted average rate at December 31               5.03%        4.43%        4.84%
----------------------------------------------------------------------------------
OTHER SHORT-TERM BORROWINGS
Balance at year end                             $49,806      $     -      $20,000
Average during the year                          38,331       18,370       33,398
Maximum month end balance                        49,806       50,000       50,000
Weighted average rate during the year              6.02%        5.45%        5.98%
Weighted average rate at December 31               5.82%           -%        5.88%
----------------------------------------------------------------------------------

OTHER BORROWINGS
Other borrowings consists of obligations having an original maturity at issuance of more than one year. A summary of other borrowings follows:

                       Maturity  Interest        Year end outstanding
(dollars in thousands)     Date      Rate          1997        1996
---------------------------------------------------------------------
  FHLB advance             1997      5.59             -      20,000
  FHLB advance             2008      5.33           137         146
  FHLB advance             2008      7.20            46          49
---------------------------------------------------------------------
Total                                              $183     $20,195
---------------------------------------------------------------------

FHLB advances are collateralized by the FHLB stock owned by the Company, certain of its real estate mortgage loans and mortgage-backed securities.
INCOME TAXES
Deferred income taxes are recognized for temporary differences between the financial statement carrying amount and tax basis of assets and liabilities.
         Total income taxes were allocated as follows:

--------------------------------------------------------------------------------
Year ended December 31,                          1997          1996        1995
--------------------------------------------------------------------------------
(in thousands)
Income before income taxes                    $ 8,301      $ 7,108      $ 5,756
Stockholders' equity, capital surplus,
 for stock options exercised                     (329)         (36)        (388)
Stockholders' equity, for unrealized gain
 (loss) on securities                           2,695       (3,005)       4,900
--------------------------------------------------------------------------------
Total                                         $10,667      $ 4,067      $10,268
--------------------------------------------------------------------------------

The significant components of income taxes attributable to operations are:

-----------------------------------------------------------
Year ended December 31,       1997        1996        1995
-----------------------------------------------------------
(in thousands)
Current:
  Federal                   $7,297      $6,331      $4,718
  State                      1,439       1,437       1,326
-----------------------------------------------------------
                             8,736       7,768       6,044
Deferred:
  Federal                     (330)       (472)       (237)
  State                       (105)       (188)        (51)
-----------------------------------------------------------
                              (435)       (660)       (288)
-----------------------------------------------------------
Total                       $8,301      $7,108      $5,756
-----------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

----------------------------------------------------------------------------
December 31,                                                 1997       1996
----------------------------------------------------------------------------
(in thousands)
Deferred tax assets:
  Allowance for loan losses                                $4,586     $4,103
  Unrealized loss on securities available
   for sale                                                     -      1,057
  Deferred compensation                                       306        266
  Postretirement benefit obligation                           751        557
  Other                                                       455        375
----------------------------------------------------------------------------
Total gross deferred tax assets                             6,098      6,358
----------------------------------------------------------------------------
Deferred tax liabilities:
  Prepaid pension obligation                                  532        282
  Premises and equipment, primarily due to accelerated
   depreciation                                               588        582
  Undistributed earnings of Bank subsidiary                   136        379
  Unrealized gain on securities available for sale          1,638          -
  Securities discount accretion                               472         54
  Other                                                        49        118
----------------------------------------------------------------------------
Total gross deferred tax liabilities                        3,415      1,415
----------------------------------------------------------------------------
  Net deferred tax assets                                  $2,683     $4,943
----------------------------------------------------------------------------

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

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

---------------------------------------------------------------------------
Year ended December 31,                       1997        1996        1995
---------------------------------------------------------------------------
(in thousands)
Federal income tax at statutory rate        $8,068      $6,751      $5,280
Benefit of federal tax rates below
 statutory rate                                  -         (10)       (100)
Tax exempt income                             (613)       (627)       (496)
Non-deductible expenses                        220         241         241
State taxes, net of federal tax benefit        867         812         829
Other, net                                    (241)        (59)          2
---------------------------------------------------------------------------
Income taxes                                $8,301      $7,108      $5,756
---------------------------------------------------------------------------

NONINTEREST EXPENSE
Included in the other operating expense category are supplies, communication and promotional expense of $2.7 million, $2.6 million, and $2.7 million, and professional fees of $2.2 million, $2.4 million, and $2.4 million, in years 1997, 1996, and 1995, respectively.
         Also included in the other operating expense category are data processing fees of $1.9 million, $1.5 million, and $1.3 million in years 1997, 1996, and 1995, respectively. The future minimum annual commitments for data processing services as of December 31, 1997 were as follows: 1998--$3.5 million; 1999--$3.5 million; 2000--$3.4 million; 2001--$3.4 million; and 2002--and beyond--$4.3 million.

COMMITMENTS AND CONTINGENT LIABILITIES
The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit standards in making commitments and conditional obligations as it does for on balance sheet instruments. At December 31, 1997, off balance sheet commitments to extend credit for primarily variable rate loans, amounted to $127.4 million secured by $70.1 million in collateral value. The amount of standby letters of credit at December 31, 1997, amounted to $1.8 million secured by $0.1 million in cash.
         At December 31, 1997 and 1996, the Company held no off balance sheet derivative financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, or interest rate caps and floors, and was not subject to the market risk associated with such derivative financial instruments.
         In the normal course of business there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Company.

STOCKHOLDERS' EQUITY
The Company has a Dividend Reinvestment Plan for stockholders under which no new shares of common stock were issued in 1997 and 1996. There were 525,762 shares of common stock reserved for future issuance under the plan at December 31, 1997 (the number of shares available has been adjusted for stock dividends and splits).
         Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years or when the Bank fails to meet certain minimum regulatory capital standards. At December 31, 1997, the Bank has the ability to pay $16.3 million in dividends to the Company without obtaining prior regulatory approval. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.
         The Company currently is authorized to issue 2.5 million shares of preferred stock, no par value, $1.00 stated value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications, and restrictions for each series of preferred stock issued. In November 1994, the Company adopted a Stockholder Rights Plan (Plan) designed to ensure that any potential acquiror of the Company negotiate with the Board of Directors and that all Company stockholders are treated equitably in the event of a takeover attempt. At that time, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar Rights are attached to each share of the Company's common stock issued after November 15, 1994, subject to adjustment. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, begins a tender or exchange offer for 25 percent or more of the Company's outstanding common stock, or an adverse person, as declared by the Board of Directors, acquires 10 percent or more of the Company's outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company's common stock and, therefore, the Rights will be transferred upon the transfer of shares of the Company's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, no par value, and $1.00 stated value per share of the Company at a price of $100.
         The Plan also provides that upon the occurrence of certain specified events, the holders of Rights will be entitled to acquire additional equity interests, in the Company or in the acquiring entity, such interests having a market value of two times the Right's exercise price of $100. The Rights, which expire November 14, 2004, are redeemable in whole, but not in part, at the Company's option prior to the time they are exercisable, for a price of $0.01 per Right.

REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.
         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 1997, that the Company and the Bank meets all capital adequacy requirements to which it is subject.
         As of December 31, 1997, the most recent notification from The Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.
         The Company and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                 To Be Well
                                                                                             Capitalized Under
                                                                          For Capital        Prompt Corrective
                                                      ACTUAL          Adequacy Purposes:     Action Provisions:
---------------------------------------------------------------------------------------------------------------
(in thousands)                                   AMOUNT    RATIO        Amount   Ratio         Amount    Ratio
---------------------------------------------------------------------------------------------------------------
As of December 31, 1997:
 Total Capital (to Risk Weighted Assets):
  Company Consolidated                         $121,792    16.13%     $ 60,403     8.00%     $ 75,504    10.00%
  Bank                                         $115,279    15.31%     $ 60,241     8.00%     $ 75,301    10.00%

 Tier 1 Capital (to Risk Weighted Assets):
  Company Consolidated                         $112,328    14.88%     $ 30,201     4.00%     $ 45,302     6.00%
  Bank                                         $105,840    14.06%     $ 30,120     4.00%     $ 45,180     6.00%

 Tier 1 Capital (to Average Assets):
  Company Consolidated                         $112,328     8.91%     $ 50,438     4.00%     $ 63,047     5.00%
  Bank                                         $105,840     8.43%     $ 50,195     4.00%     $ 62,743     5.00%
---------------------------------------------------------------------------------------------------------------
As of December 31, 1996:
 Total Capital (to Risk Weighted Assets):
  Company Consolidated                         $106,559    15.31%     $ 55,663     8.00%     $ 69,579    10.00%
  Bank                                         $104,487    15.03%     $ 55,603     8.00%     $ 69,504    10.00%

 Tier 1 Capital (to Risk Weighted Assets):
  Company Consolidated                         $ 97,840    14.06%     $ 27,831     4.00%     $ 41,747     6.00%
  Bank                                         $ 95,777    13.78%     $ 27,802     4.00%     $ 41,702     6.00%

 Tier 1 Capital (to Average Assets):
  Company Consolidated                         $ 97,840     8.70%     $ 44,971     4.00%     $ 56,214     5.00%
  Bank                                         $ 95,777     8.53%     $ 44,910     4.00%     $ 56,137     5.00%
---------------------------------------------------------------------------------------------------------------

EMPLOYEE BENEFIT PLANS
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS Nonpension benefits are accrued over the employees' active service period, defined as the date of employment up to the date of the employees' eligibility for such benefits. The Company provides certain health care benefits for retired employees. The health care plans are contributory for participating retirees and also requires them to absorb deductibles and coinsurance with contributions adjusted annually to reflect cost sharing provisions and benefit limitations. Substantially all of the employees may become eligible for these benefits if they reach normal retirement age while working for the Company or its subsidiaries. The benefits are provided by the participants choice of health maintenance organizations with community rated premiums or self-insured plans administered by insurance companies, whose premiums are based on the claims paid during the year. The Company funds the cost of post retirement health care as benefits are paid. The Company elected to recognize the transition obligation in the balance sheets and statements of income on a delayed basis over the plan participant's future service periods, estimated to be twenty years.
     The Company used a health care trend rate in calculating its postretirement benefit obligation of 8.0% to 9.0% for 1998, grading down uniformly to 5.5% for 2005 and thereafter. The effect of a one-percentage-point increase in the assumed health care cost trend rates for each future year on the aggregate of the service and interest cost components of net periodic postretirement health care benefit cost and the accumulated postretirement benefit obligation for health care benefits would increase this amount for 1997 by 23%, to $0.5 million, and by 17%, to $3.4 million, respectively.

     The net postretirement health benefits expense and funded status are as follows:

-----------------------------------------------------------------------------------
Year ended December 31,                                   1997        1996     1995
-----------------------------------------------------------------------------------
(in thousands)
Service cost                                            $  182      $  124     $ 90
Interest cost                                              255         183      183
Net amortization and deferral                              113          85      102
-----------------------------------------------------------------------------------
Net postretirement benefit cost                         $  550      $  392     $375
-----------------------------------------------------------------------------------
---------------------------------------------------------------------------
December 31,                                              1997        1996
---------------------------------------------------------------------------
(in thousands)
Fair value of plan assets                               $    -      $    -
---------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retired participants                                   1,256       1,114
  Fully eligible participants                              670         337
  Other active participants                              2,232       1,257
---------------------------------------------------------------------------
Total accumulated postretirement benefit obligation      4,158       2,708
---------------------------------------------------------------------------
Excess of projected postretirement
  benefit obligation over plan assets                    4,158       2,708
Less:
  Unrecognized net actuarial loss                        1,306         226
  Unrecognized transition obligation                     1,273       1,358
---------------------------------------------------------------------------
Accrued post retirement benefit cost
  included in other liabilities                         $1,579      $1,124
---------------------------------------------------------------------------
Weighted average discount rate                            7.00%       7.50%
---------------------------------------------------------------------------

EMPLOYEE STOCK OWNERSHIP PLAN The Company has a qualified Employee Stock Ownership Plan for employees who meet certain age and service requirements under which contributions are made by the Company to a separate trust for the benefit of participating employees. Provisions for contributions to the Plan amounted to $0.3 million in 1997, $0.6 million in 1996, and $0.5 million in 1995.

RETIREMENT SAVINGS PLAN The Company sponsors a savings plan for employees and matched employee contributions up to 5% for 1997, 3% for 1996, and 2% for 1995. Expenses of $0.4 million, $0.2 million, and $0.1 million were recognized for 1997, 1996, and 1995, respectively. Effective January 1, 1997, this plan was terminated and plan assets and liabilities were merged with the Employee Stock Ownership Plan.

PENSION PLAN The Company has a qualified, noncontributory pension plan covering substantially all employees. Benefits paid from the plan are based on age, years of service, compensation prior to retirement, social security benefits, and are determined in accordance with defined formulas. The Company's policy is to fund the pension plan in accordance with ERISA standards.

         The net pension expense and the funded status of the plan are as follows:

---------------------------------------------------------------------------------------
Year ended December 31,                                 1997         1996         1995
---------------------------------------------------------------------------------------
(in thousands)
Service cost                                         $   508      $   454      $   384
Interest cost                                          1,181        1,119          843
Actual return on plan assets                          (3,265)      (2,072)      (3,380)
Net amortization and deferral                          1,971          856        2,230
---------------------------------------------------------------------------------------
Net pension expense                                  $   395      $   357      $    77
---------------------------------------------------------------------------------------
--------------------------------------------------------------------------
December 31,                                            1997         1996
--------------------------------------------------------------------------
(in thousands)

Plan assets, fair value of primarily listed stocks
 and fixed income securities                         $19,432      $15,589
--------------------------------------------------------------------------
Actuarial present value of benefits for services
 rendered to date:
Accumulated benefit obligation, including vested
 benefits of $17,371 in 1997 and $14,605 in 1996      17,552       14,670
Additional benefits based on estimated
 future salary levels                                  1,938        1,240
--------------------------------------------------------------------------
Projected benefit obligation                          19,490       15,910
--------------------------------------------------------------------------
Excess of projected benefit
 obligation over plan assets                             (58)        (321)
Unrecognized net actuarial gain                       (1,399)      (2,673)
Unamortized prior service cost                         4,191        4,448
Unamortized transition asset                          (1,304)      (1,413)
--------------------------------------------------------------------------
Prepaid pension expense included in other assets     $ 1,430      $    41
--------------------------------------------------------------------------
Weighted average discount rate                          7.00%        7.50%
Assumed increase in future salary                       4.00%        4.00%
Expected rate of return on plan assets                  9.00%        9.00%
--------------------------------------------------------------------------

STOCK OPTION PLANS The Company has two stock option plans (Plans). At December 31, 1997, there were 600,643 shares of the Company's common stock reserved for issuance under the Plans. Under the terms of the Plans, options were granted to key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock on the date of the grant. Under the Plans, options may be designated as Incentive Stock Options or as Nonqualified Stock Options. Options granted terminate eight or ten years from the date of the grant.
         In 1995, the Company granted its then Chairman stock options in connection with the discharge of severance obligations of the Company and the Bank under his employment agreement. The agreement issued options covering 143,311 and 30,024 shares with exercise prices of $13.99 and $14.60, respectively, and an expiration date of January 31, 1997 (the number of shares under option and the option price per share were adjusted for stock dividends). The Company filed a registration statement relating to these option shares which were issued January 23, 1997, upon payment of the exercise price, from authorized, but unissued common stock. These stock options did not reduce the number available under the previously mentioned Plans.
         At December 31, 1997, there were 248,836 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $5.14, $3.14 and $2.91, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1997-expected dividend yield of 2.60%, expected volatility of 22.56%, risk-free interest rates of 6.52% and 6.58%, and an expected life of 7 years; 1996 - expected dividend yield of 3.16%, expected volatility of 15.35%, risk-free interest rates of 5.52% and 6.41%, and an expected life of 7 years; 1995 - expected dividend yield of 2.96%, expected volatility of 15.35%, risk-free interest rates ranging from 7.39% to 7.83%, and expected lives of 2 and 7 years.
         Included in the 1995 grants are options granted in conjunction with a severance agreement, as previously discussed, with a per share weighted-average fair value of $2.05 using the Black Scholes option-pricing model with the following weighted-average assumptions: 1995-expected dividend yield of 2.96%, expected volatility of 15.35%, risk-free interest rate of 7.54%, and an expected life of 2 years.
         The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1997        1996       1995
-----------------------------------------------------------------------------
Net income                     As reported     $14,749     $12,179     $9,329
                                 Pro forma      14,404      11,977      8,901

Basic earnings per share       As reported     $  1.65     $  1.37     $ 1.01
                                 Pro forma        1.61        1.35       0.97

Diluted earnings per share     As reported     $  1.63     $  1.36     $ 1.01
                                 Pro forma        1.59        1.34       0.96
-----------------------------------------------------------------------------

Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.
         The following is a summary of changes in options outstanding:

                                  Number        Weighted Average of
                                      of          Exercise Price of
                                 Options         Options Under Plan
-------------------------------------------------------------------
Balance, December 31, 1994       411,728                     $10.92
-------------------------------------------------------------------
Granted                          287,476                      14.11
Exercised                       (223,813)                      9.88
Lapsed                          (102,388)                     13.86
-------------------------------------------------------------------
Balance, December 31, 1995       373,003                     $13.21
-------------------------------------------------------------------
Granted                          119,621                      14.95
Exercised                        (18,096)                     11.75
Lapsed                           (11,463)                     14.65
-------------------------------------------------------------------
Balance, December 31, 1996       463,065                     $13.69
-------------------------------------------------------------------
Granted                          119,070                      17.14
Exercised                       (209,404)                     13.50
Lapsed                           (20,924)                     15.20
-------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997       351,807                     $14.87
-------------------------------------------------------------------

The following table summarizes information concerning currently outstanding and exercisable options:

                                    Options Outstanding                 Options Exercisable
----------------------------------------------------------------------------------------------
                                         Weighted
                                          Average
                                        Remaining      Weighted                       Weighted
Range of                              Contractual       Average                        Average
Exercise                  Number             Life      Exercise           Number      Exercise
Prices               Outstanding       (in years)         Price      Exercisable         Price
----------------------------------------------------------------------------------------------
$ 8.01 - $11.00           20,746             1.62        $ 9.08           20,746        $ 9.08
$11.01 - $14.00           26,905             4.10         11.53           26,613         11.52
$14.01 - $17.00          189,706             7.52         14.62           97,220         14.55
$17.01 - $20.00          114,450             9.08         17.11                -             -
----------------------------------------------------------------------------------------------
$ 8.01 - $20.00          351,807             7.42        $14.87          144,579        $13.21
----------------------------------------------------------------------------------------------

PARENT COMPANY FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
---------------------------------------------------------------------------
DECEMBER 31,                                              1997         1996
---------------------------------------------------------------------------
(in thousands)
ASSETS
Cash                                                  $  2,750     $  1,799
Due from subsidiary bank                                     2           20
Securities available for sale                            3,788          352
Loans                                                       19           20
Investment in subsidiary bank                          116,811      104,185
Other assets                                               117           36
---------------------------------------------------------------------------
TOTAL ASSETS                                          $123,487     $106,412
---------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                     $    144     $    148
---------------------------------------------------------------------------
Total liabilities                                          144          148
Stockholders' equity                                   123,343      106,264
---------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $123,487     $106,412
---------------------------------------------------------------------------
CONDENSED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                   1997         1996        1995
----------------------------------------------------------------------------------------
(in thousands)
Dividends from subsidiary bank                        $  6,000     $  9,700      $4,250
Interest and dividend income                               322          180         343
Gain on sale of securities available for sale                -            3         145
----------------------------------------------------------------------------------------
                                                         6,322        9,883       4,738
Interest expense                                             -          234         369
Operating expense                                          299          402         304
----------------------------------------------------------------------------------------
Income before income taxes and equity in
 undistributed income of subsidiary bank                 6,023        9,247       4,065
Income tax expense (benefit)                                26         (170)        (66)
Equity in undistributed income of subsidiary bank        8,752        2,762       5,198
----------------------------------------------------------------------------------------
NET INCOME                                            $ 14,749     $ 12,179      $9,329
----------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                           1997          1996         1995
--------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
Net income                                                     $14,749       $12,179      $ 9,329
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization of premiums and accretion of discounts
   on securities                                                    (4)          (15)         (27)
  Realized gains on sale of securities available for sale            -            (3)        (145)
  (Increase) decrease in other assets                              (83)           62           23
  Increase (decrease) in other liabilities                          (3)           15          (28)
  Undistributed net income of subsidiary bank                   (8,752)       (2,762)      (5,198)
  Other, net                                                       (17)            8           25
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities                        5,890         9,484        3,979
--------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from sales of securities                                   -         4,979        7,953
 Purchases                                                      (3,384)         (977)      (5,158)
 Other, net                                                         (1)            -           34
--------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities            (3,385)        4,002        2,829
--------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Repayment of long-term debt                                          -        (2,857)        (714)
Common stock issued, including treasury shares reissued          6,559         2,030        4,362
Purchase of treasury stock                                      (2,568)       (7,241)      (7,075)
Cash dividends and payment for fractional shares                (5,563)       (4,397)      (3,974)
--------------------------------------------------------------------------------------------------
Net cash used in financing activities                           (1,572)      (12,465)      (7,401)
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents               933         1,021         (593)
Cash and cash equivalents at beginning of year                   1,819           798        1,391
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 2,752      $  1,819      $   798
--------------------------------------------------------------------------------------------------

FAIR VALUES OF FINANCIAL INSTRUMENTS A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that imposes the obligation to deliver, receive, or exchange cash or other financial instruments between willing entities on potentially favorable or unfavorable terms. There are no off balance sheet derivative financial instruments at December 31, 1997 and 1996. The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

CASH AND CASH EQUIVALENTS For these short-term instruments, carrying value approximates fair value.

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

ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS
-------------------------------------------------------------------------------------------
December 31,                                      1997                           1996
-------------------------------------------------------------------------------------------
                                       CARRYING           FAIR        Carrying         Fair
(in thousands)                           AMOUNT          VALUE          Amount        Value
-------------------------------------------------------------------------------------------
FINANCIAL ASSETS:
Cash and cash equivalents            $   37,446     $   37,446        $ 35,790     $ 35,790
Loans available for sale                  3,286          3,286           4,135        4,135
Securities available for sale           440,632        440,632         369,202      369,202
Securities held to maturity              36,139         36,139          42,239       42,238
Loans:
 Commercial and agricultural            326,491        326,472         281,991      280,342
 Real estate mortgage                   135,475        141,229         119,870      120,346
 Consumer                               273,516        273,719         252,732      255,108
-------------------------------------------------------------------------------------------
   Total loans                          735,482        741,420         654,593      655,796
 Less allowance for loan losses          11,582              -          10,473            -
-------------------------------------------------------------------------------------------
 Net loans                              723,900        741,420         644,120      655,796
Accrued interest receivable               7,470          7,470           7,919        7,919
-------------------------------------------------------------------------------------------

FINANCIAL LIABILITIES
Deposits:
 Interest bearing:
   Savings and money market             358,366        358,366         359,141      359,141
   Certificates of deposit              516,832        517,252         435,063      442,933
 Noninterest bearing                    138,985        138,985         122,115      122,115
-------------------------------------------------------------------------------------------
   Total deposits                     1,014,183      1,014,603         916,319      924,189
Short-term borrowings                   134,527        134,527          88,244       88,244
Other borrowings                            183            183          20,195       20,185
Accrued interest payable             $    3,240     $    3,240        $  2,431     $  2,431
-------------------------------------------------------------------------------------------

         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                             DESCRIPTION OF EXHIBITS

Certificate of Incorporation of NBT BANCORP INC., as Amended through
 April 22, 1995.
By-laws of NBT BANCORP INC., as amended and restated through November 15, 1995. NBT BANCORP INC. 401(k) and Employee Stock Ownership Plan made as of
January 1, 1997.
NBT BANCORP INC. Defined Benefit Pension Plan Amended and restated as of
 October 1, 1989, including Amendments adopted through December 31, 1994. Amendment #1 dated February 21, 1995 to NBT BANCORP INC. Defined Benefit Pension
 Plan Amended and restated as of October 1, 1989, including Amendments adopted through December 31, 1994.
Amendment #2 dated May 23, 1995 to NBT BANCORP INC. Defined Benefit Pension Plan
 Amended and restated as of October 1, 1989, including Amendments adopted through December 31, 1994.
NBT BANCORP INC. Defined Benefit Pension Plan Amendment #3 dated November
13, 1995.
NBT BANCORP INC. Defined Benefit Pension Plan Amendment #4 dated January
22, 1996.
NBT BANCORP INC. Defined Benefit Pension Plan Amendment #5 dated July 22, 1997. NBT BANCORP INC. Defined Benefit Pension Plan Amendment #6 dated August 1, 1997. NBT BANCORP INC. Stock Option Plan dated November 26, 1986, as amended through February 16, 1993.
NBT BANCORP INC. 1993 Stock Option Plan and amendment dated April 24, 1993 to the NBT BANCORP INC. Stock Option Plan dated November 26, 1986, as amended through February 16, 1993.
NBT BANCORP INC. 1998 Executive Incentive Compensation Plan.
Lease of Binghamton Office.
Lease and Lease Extension of Vail Mills Office.
Lease extension of Vail Mills Office.
Lease of Plattsburgh North Office.
Lease of Rome Office.
Lease extension of Rome Office.
Lease and Lease Extensions of South Otselic Office.
Lease of Utica Business Park Office.
Lease of Utica Downtown Office.
Lease of Black River Boulevard Plaza Office.
Lease of Plattsburgh Brinkerhoff Office.
Lease of Oneonta Office.
Change in control agreement with Daryl R. Forsythe.
Supplemental  Retirement  Agreement between NBT Bancorp Inc., NBT Bank, National
 Association and Daryl R. Forsythe made as of January 1, 1995.
Death  Benefits   Agreement  between  NBT  Bancorp  Inc.,  NBT  Bank,   National
 Association and Daryl R. Forsythe made August 22, 1995.
Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National  Association and Daryl R. Forsythe made as of August 1, 1995.
NBT Bancorp Inc. and Subsidiaries Master Deferred Compensation Plan of
 Directors, adopted February 11, 1992.
Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National  Association and (Key Management Group) made as of January 2, 1997.
Restricted Stock Agreement between NBT Bancorp Inc. and (Director) made January
 1, 1997.
Restricted Stock Agreement between NBT Bank, National Association and (Director)
 made January 1, 1997.
Restricted Stock Agreement between NBT Bank, National Association and Daryl R.
 Forsythe made January 1, 1997.
Supplemental  Retirement Income Plan between NBT Bank, National  Association and
 Certain Management and Highly Compensated Employees made as of January 1, 1996. A list of the subsidiaries of the registrant. Consent of KPMG Peat Marwick LLP. Financial Data Schedule.

COPIES OF EXHIBITS ARE AVAILABLE UPON PAYMENT OF REPRODUCTION COSTS. SUBMIT YOUR WRITTEN REQUEST TO JOE C. MINOR, CHIEF FINANCIAL OFFICER AND TREASURER OF NBT BANCORP INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this tenth day of March, 1998.

                                NBT BANCORP INC.
                                  (Registrant)


                                       By:
                              /s/ DARYL R. FORSYTHE
                          Daryl R. Forsythe, President
                           and Chief Executive Officer


                                /s/ JOE C. MINOR
                                  Joe C. Minor
                                 Chief Financial
                              Officer and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


/s/ DARYL R. FORSYTHE                                           March 10, 1998
Daryl R. Forsythe, Director                                     DATE

/s/ EVERETT A. GILMOUR                                          March 10, 1998
Everett A. Gilmour, Director                                    DATE

/s/ PETER B. GREGORY                                            March 10, 1998
Peter B. Gregory, Director                                      DATE

/s/ ANDREW S. KOWALCZYK, JR.                                    March 10, 1998
Andrew S. Kowalczyk, Jr., Director                              DATE

/s/ JOHN C. MITCHELL                                            March 10, 1998
John C. Mitchell, Director                                      DATE

/s/ PAUL O. STILLMAN                                            March 10, 1998
Paul O. Stillman, Director                                      DATE

                                  EXHIBIT INDEX

The following documents are attached as Exhibits to this FORM 10-K or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page number or exhibit cross-reference to the prior filings of the Registrant with the Commission.

FORM
10-K                                                                                            Exhibit
Exhibit                                                                                         Cross
Number                                                                                          Reference
 3.1     Certificate of Incorporation of NBT BANCORP INC., as Amended through                   *
          April 22, 1995.
           FORM 10-Q for the quarterly  period ended June 30, 1995, filed August
            14, 1995 -- Exhibit 3.1.
 3.2     By-laws of NBT BANCORP INC., as amended and restated through November                  *
          15, 1995.
           FORM 10-K for the year ended December 31, 1994,  filed March 31, 1995
            -- Exhibit 3.3.
10.1     NBT BANCORP INC. 401(k) and Employee Stock Ownership Plan made as                      Herein
          of January 1, 1997.
           Document is attached as Exhibit 10.1.
10.2     NBT BANCORP INC. Defined Benefit Pension Plan Amended and restated as of               *
         October 1, 1989, including Amendments adopted through December 31, 1994.
           FORM 10-K for the year ended December 31, 1994,  filed March 31, 1995
            -- Exhibit 10.2.
10.3     Amendment #1 dated February 21, 1995 to NBT BANCORP INC. Defined Benefit               *
          Pension Plan Amended and restated as of October 1, 1989, including
          Amendments adopted through December 31, 1994.
           FORM 10-Q for the quarterly  period ended June 30, 1995, filed August
           7, 1995 -- Exhibit 10.1.
10.4     Amendment #2 dated May 23, 1995 to NBT BANCORP INC. Defined Benefit                    *
          Pension Plan Amended and restated as of October 1, 1989, including Amendments adopted through December 31, 1994.
           FORM 10-Q for the quarterly  period ended June 30, 1995, filed August
            14, 1995 -- Exhibit 10.2.
10.5     NBT BANCORP INC. Defined Benefit Pension Plan Amendment #3 dated                       *
          November 13, 1995.
           FORM 10-K for the year ended December 31, 1995,  filed March 25, 1996
            -- Exhibit 10.6.
10.6     NBT BANCORP INC. Defined Benefit Pension Plan Amendment #4 dated January               *
          22, 1996.
           FORM 10-K for the year ended December 31, 1995,  filed March 25, 1996
            -- Exhibit 10.7.
10.7     NBT BANCORP INC. Defined Benefit Pension Plan Amendment #5 dated                       *
          July 22, 1997.
           FORM 10-Q for the quarterly  period ended  September 30, 1997,  filed
            November 13, 1997 -- Exhibit 10.2.
10.8     NBT BANCORP INC. Defined Benefit Pension Plan Amendment #6 dated                       *
          August 1, 1997.
           FORM 10-Q for the quarterly  period ended  September 30, 1997,  filed
            November 13, 1997 -- Exhibit 10.3.

FORM
10-K                                                                                            Exhibit
Exhibit                                                                                         Cross
Number                                                                                          Reference
10.9     NBT BANCORP INC. Stock Option Plan dated November 26, 1986, as amended                 Herein
          through February 16, 1993.
           Document is attached as Exhibit 10.9.
10.10    NBT BANCORP INC. 1993 Stock Option Plan and amendment dated
          April 24, 1993 to the NBT BANCORP INC.  Stock Option Plan Herein dated
          November 26, 1986, as amended through February 16, 1993.
          Document is attached as Exhibit 10.10.
10.11    NBT BANCORP INC. 1998 Executive Incentive Compensation Plan.                           Herein
          Document is attached as Exhibit 10.11.
10.12    Lease of Binghamton Office.                                                            *
          FORM 10-K for the year ended December 31, 1993, filed March 30, 1994 --
           Exhibit 10.21.
10.13    Lease and Lease Extension of Vail Mills Office.                                        *
          FORM 10-K for the year ended December 31, 1993, filed March 30, 1994 --
           Exhibit 10.23.
10.14    Lease extension of Vail Mills Office.                                                  *
          FORM 10-Q for the quarterly period ended June 30, 1997, filed
           August 13, 1997 -- Exhibit 10.1.
10.15    Lease of Plattsburgh North Office.                                                     *
          FORM 10-K for the year ended December 31, 1993, filed March 30, 1994 --
           Exhibit 10.24.
10.16    Lease of Rome Office.                                                                  *
          FORM 10-K for the year ended December 31, 1993, filed March 30, 1994 --
           Exhibit 10.25.
10.17    Lease extension of Rome Office.                                                        *
          FORM 10-Q for the quarterly period ended June 30, 1997, filed
           August 13, 1997 -- Exhibit 10.2.
10.18    Lease and Lease Extensions of South Otselic Office.                                    *
          FORM 10-K for the year ended December 31, 1993, filed March 30, 1994 --
           Exhibit 10.26.
10.19    Lease of Utica Business Park Office.                                                   *
          FORM 10-Q for the quarterly period ended September 30, 1994, filed
           November 14, 1994 -- Exhibit 10.01.
10.20    Lease of Utica Downtown Office.                                                        *
          FORM 10-K for the year ended December 31, 1995, filed March 25, 1996 --
           Exhibit 10.26.
10.21    Lease of Black River Boulevard Plaza Office.                                           Herein
          Document is attached as Exhibit 10.21.
10.22    Lease of Plattsburgh Brinkerhoff Office.                                               Herein
          Document is attached as Exhibit 10.22.
10.23    Lease of Oneonta Office.                                                               Herein
          Document is attached as Exhibit 10.23.

FORM
10-K                                                                                            Exhibit
Exhibit                                                                                         Cross
Number                                                                                          Reference
10.24    Change in control agreement with Daryl R. Forsythe.                                    *
          FORM 10-K for the year ended December 31, 1994, filed March 31, 1995 --
           Exhibit 10.21.
10.25     Supplemental  Retirement Agreement between NBT Bancorp Inc., NBT Bank,
          * National  Association  and Daryl R.  Forsythe  made as of January 1,
          1995.
           FORM 10-Q for the quarterly  period ended  September 30, 1995,  filed
            November 13, 1995 -- Exhibit 10.1.
10.26     Death Benefits Agreement between NBT Bancorp Inc., NBT Bank,  National
          * Association and Daryl R. Forsythe made August 22, 1995.
           FORM 10-Q for the quarterly  period ended  September 30, 1995,  filed
            November 13, 1995 -- Exhibit 10.2.
10.27    Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National                    *
          Association and Daryl R. Forsythe made as of August 1, 1995.
           FORM 10-Q for the quarterly  period ended  September 30, 1995,  filed
            November 13, 1995 -- Exhibit 10.4.
10.28    NBT Bancorp Inc. and Subsidiaries Master Deferred Compensation Plan                    *
          of Directors, adopted February 11, 1992.
           FORM 10-Q for the quarterly  period ended  September 30, 1995,  filed
            November 13, 1995 -- Exhibit 10.3.
10.40     Wage Continuation Plan between NBT Bancorp Inc., NBT Bank,  National *
          Association and (Key Management Group) made as of January 2, 1997.
           FORM 10-K for the year ended December 31, 1996, filed March 14, 1997 --
            Exhibit 10.40.
            Substantially identical contracts for the following have been omitted:
            John R. Bradley, Senior Vice President, Commercial Banking Division
            Head; Martin A. Dietrich, Senior Vice President, Retail Division Head;
            Joe C. Minor, Senior Vice President, Chief Financial Officer and Treasurer;
            and John D. Roberts, Senior Vice President, Trust Division Head.
10.45    Restricted Stock Agreement between NBT Bancorp Inc. and (Director) made                *
          January 1, 1997.
           FORM 10-K for the year ended December 31, 1996, filed March 14, 1997 --
            Exhibit 10.45.
            Substantially identical contracts for the following directors have been omitted:
            Andrew S. Kowalczyk, Jr.; Paul O. Stillman; John C. Mitchell; Evertt A. Gilmour
            and Peter B. Gregory.
10.50    Restricted Stock Agreement between NBT Bank, National Association and                  *
          (Director) made January 1, 1997.
          FORM 10-K for the year ended December 31, 1996, filed March 14, 1997 --
            Exhibit 10.50.
            Substantially identical contracts for the following directors have been omitted:
            Dan B. Marshman; Kenneth M. Axtell; J. Peter Chaplin; Andrew S. Kowalxzyk, Jr.;
            Paul O. Stillman; William L. Owens; C. Vernon Stratton; John C. Mitchell; Janet H.
            Ingraham; Everett A. Gilmour; Richard F. Monroe and Peter B. Gregory.
10.55    Restricted Stock Agreement between NBT Bank, National Association and                  *
          Daryl R. Forsythe made January 1, 1997.
          FORM 10-K for the year ended December 31, 1996, filed March 14, 1997 --
            Exhibit 10.55.
10.60    Supplemental Retirement Income Plan between NBT Bank, National                         *
          Association and Certain Management and Highly Compensated Employees
           made as of January 1, 1996.
            FORM 10-Q for the quarterly period ended June 30, 1997, filed August
             13, 1997 - Exhibit 10.3.

FORM
10-K                                                                                            Exhibit
Exhibit                                                                                         Cross
Number                                                                                          Reference
21       A list of the subsidiaries of the registrant is attached as Exhibit 21.                Herein
23       Consent of KPMG Peat Marwick LLP.                                                      Herein
          Document is attached as Exhibit 23.
27       Financial Data Schedule.                                                               Herein
          Document is attached as Exhibit 27.

                                  EXHIBIT 10.1

           NBT BANCORP, INC. 401(K) AND EMPLOYEE STOCK OWNERSHIP PLAN

           NBT BANCORP, INC. 401(K) AND EMPLOYEE STOCK OWNERSHIP PLAN

                                TABLE OF CONTENTS


                                    ARTICLE I
                                   DEFINITIONS

                                   ARTICLE II
                                 ADMINISTRATION

2.1     POWERS AND RESPONSIBILITIES OF THE EMPLOYER.......................... 17
2.2     DESIGNATION OF ADMINISTRATIVE AUTHORITY.............................. 18
2.3     ALLOCATION AND DELEGATION OF RESPONSIBILITIES........................ 18
2.4     POWERS AND DUTIES OF THE ADMINISTRATOR............................... 18
2.5     RECORDS AND REPORTS.................................................. 20
2.6     APPOINTMENT OF ADVISERS.............................................. 20
2.7     PAYMENT OF EXPENSES.................................................. 20
2.8     CLAIMS PROCEDURE..................................................... 20
2.9     CLAIMS REVIEW PROCEDURE.............................................. 21

                                   ARTICLE III
                                   ELIGIBILITY

3.1     CONDITIONS OF ELIGIBILITY............................................ 21
3.2     EFFECTIVE DATE OF PARTICIPATION...................................... 21
3.3     DETERMINATION OF ELIGIBILITY......................................... 22
3.4     TERMINATION OF ELIGIBILITY........................................... 22
3.5     OMISSION OF ELIGIBLE EMPLOYEE........................................ 22
3.6     INCLUSION OF INELIGIBLE EMPLOYEE..................................... 23
3.7     ELECTION NOT TO PARTICIPATE.......................................... 23

                                   ARTICLE IV
                           CONTRIBUTION AND ALLOCATION

4.1     FORMULA FOR DETERMINING EMPLOYER CONTRIBUTION........................ 23
4.2     PARTICIPANT'S SALARY REDUCTION ELECTION.............................. 24
4.3     TIME OF PAYMENT OF EMPLOYER CONTRIBUTION............................. 28
4.4     ALLOCATION OF CONTRIBUTION, FORFEITURES AND EARNINGS................. 28
4.5     ACTUAL DEFERRAL PERCENTAGE TESTS..................................... 33
4.6     ADJUSTMENT TO ACTUAL DEFERRAL PERCENTAGE TESTS....................... 34
4.7     ACTUAL CONTRIBUTION PERCENTAGE TESTS................................. 36
4.8     ADJUSTMENT TO ACTUAL CONTRIBUTION PERCENTAGE TESTS................... 37
4.9     MAXIMUM ANNUAL ADDITIONS............................................. 40
4.10    ADJUSTMENT FOR EXCESSIVE ANNUAL ADDITIONS............................ 44
4.11    TRANSFERS FROM QUALIFIED PLANS....................................... 45
4.12    DIRECTED INVESTMENT ACCOUNT.......................................... 47

                                   ARTICLE V
                          FUNDING AND INVESTMENT POLICY

5.1     INVESTMENT POLICY.................................................... 49
5.2     TRANSACTIONS INVOLVING COMPANY STOCK................................. 49

                                   ARTICLE VI
                                   VALUATIONS

6.1     VALUATION OF THE TRUST FUND.......................................... 51
6.2     METHOD OF VALUATION.................................................. 51

                                  ARTICLE VII
                   DETERMINATION AND DISTRIBUTION OF BENEFITS

7.1     DETERMINATION OF BENEFITS UPON RETIREMENT............................ 51
7.2     DETERMINATION OF BENEFITS UPON DEATH................................. 52
7.3     DETERMINATION OF BENEFITS IN EVENT OF DISABILITY..................... 53
7.4     DETERMINATION OF BENEFITS UPON TERMINATION........................... 53
7.5     DISTRIBUTION OF BENEFITS............................................. 57
7.6     HOW PLAN BENEFIT WILL BE DISTRIBUTED................................. 61
7.7     DISTRIBUTION FOR MINOR BENEFICIARY................................... 62
7.8     LOCATION OF PARTICIPANT OR BENEFICIARY UNKNOWN....................... 62
7.9     RIGHT OF FIRST REFUSALS.............................................. 63
7.10    STOCK CERTIFICATE LEGEND............................................. 64
7.11    PUT OPTION........................................................... 64
7.12    ADVANCE DISTRIBUTION FOR HARDSHIP.................................... 66
7.13    QUALIFIED DOMESTIC RELATIONS ORDER DISTRIBUTION...................... 67

                                  ARTICLE VIII
                                     TRUSTEE

8.1     BASIC RESPONSIBILITIES OF THE TRUSTEE................................ 68
8.2     INVESTMENT POWERS AND DUTIES OF THE TRUSTEE.......................... 69
8.3     OTHER POWERS OF THE TRUSTEE.......................................... 70
8.4     LOANS TO PARTICIPANTS................................................ 73
8.5     VOTING COMPANY STOCK................................................. 75
8.6     DUTIES OF THE TRUSTEE REGARDING PAYMENTS............................. 75
8.7     TRUSTEE'S COMPENSATION AND EXPENSES AND TAXES........................ 76
8.8     ANNUAL REPORT OF THE TRUSTEE......................................... 77
8.9     AUDIT................................................................ 77
8.10    RESIGNATION, REMOVAL AND SUCCESSION OF TRUSTEE....................... 78

8.11    TRANSFER OF INTEREST................................................. 79
8.12    DIRECT ROLLOVER...................................................... 79

                                   ARTICLE IX
                       AMENDMENT, TERMINATION AND MERGERS

9.1     AMENDMENT............................................................ 80
9.2     TERMINATION.......................................................... 81
9.3     MERGER OR CONSOLIDATION.............................................. 81

                                    ARTICLE X
                                    TOP HEAVY

10.1    TOP HEAVY PLAN REQUIREMENTS.......................................... 82
10.2    DETERMINATION OF TOP HEAVY STATUS.................................... 82

                                   ARTICLE XI
                                  MISCELLANEOUS

11.1    PARTICIPANT'S RIGHTS................................................. 86
11.2    ALIENATION........................................................... 86
11.3    CONSTRUCTION OF PLAN................................................. 87
11.4    GENDER AND NUMBER.................................................... 87
11.5    LEGAL ACTION......................................................... 87
11.6    PROHIBITION AGAINST DIVERSION OF FUNDS............................... 87
11.7    BONDING.............................................................. 88
11.8    EMPLOYER'S AND TRUSTEE'S PROTECTIVE CLAUSE........................... 88
11.9    INSURER'S PROTECTIVE CLAUSE.......................................... 89
11.10   RECEIPT AND RELEASE FOR PAYMENTS..................................... 89
11.11   ACTION BY THE EMPLOYER............................................... 89

11.12   NAMED FIDUCIARIES AND ALLOCATION OF RESPONSIBILITY................... 89
11.13   HEADINGS............................................................. 90
11.14   APPROVAL BY INTERNAL REVENUE SERVICE................................. 90
11.15   UNIFORMITY........................................................... 91
11.16   SECURITIES AND EXCHANGE COMMISSION APPROVAL.......................... 91
11.17   SPECIAL DISTRIBUTION FORMS........................................... 91

NBT BANCORP, INC. 401(K) AND EMPLOYEE STOCK OWNERSHIP PLAN

     THIS AGREEMENT, hereby made and entered into as of the 1st day of January, 1997, by and between NBT Bancorp, Inc. (herein referred to as the "Employer") and NBT Bank, N.A. (herein referred to as the "Trustee").

                              W I T N E S S E T H:

     WHEREAS, the Employer heretofore established an Employee Stock Ownership Plan and Trust effective January 1, 1979 (hereinafter called the "Effective Date"), known as the NBT Bancorp, Inc. Employee Stock Ownership Plan and, effective April 1, 1994, established a tax deferred savings plan, known as the NBT Bancorp 401(k) Retirement Plan. Effective January 1, 1997, the NBT Bancorp 401(k) Retirement Plan was merged into the NBT Bancorp, Inc. Employee Stock Ownership Plan. This Plan is a restatement of the NBT Bancorp, Inc. Employee Stock Ownership Plan after the merger into it of the NBT Bancorp 401(k) Retirement Plan, and shall hereinafter be known as the NBT Bancorp, Inc. 401(k) and Employee Stock Ownership Plan (herein referred to as the "Plan"). The Plan contains trust provisions which were formerly contained in a separate trust document. This Plan was established by the Employer in recognition of the contribution made to its successful operation by its employees and for the exclusive benefit of its eligible employees; and

     WHEREAS, contributions to the Plan will be made by the Employer and such contributions made to the trust will be invested primarily in the capital stock of the Employer, and in other investments, where applicable, as directed by the Employee.

     NOW, THEREFORE, effective January 1, 1997, except as otherwise provided, the Employer and the Trustee in accordance with the provisions of the Plan pertaining to amendments thereof, hereby amend the Plan in its entirety and restate the Plan to provide as follows:

                                    ARTICLE I
                                   DEFINITIONS

     1.1 "Act" means the Employee Retirement Income Security Act of 1974, as it may be amended from time to time.

     1.2 "Administrator" means the Employer unless another person or entity has been designated by the Employer pursuant to Section 2.2 to administer the Plan on behalf of the Employer.

     1.3 "Affiliated Employer" means any corporation which is a member of a controlled group of corporations (as defined in Code Section 414(b)) which includes the Employer; any trade or business (whether or not incorporated) which is under common control (as defined in Code Section 414(c)) with the Employer; any organization (whether or not incorporated) which is a member of an affiliated service group (as defined in Code Section 414(m)) which includes the Employer; and any other entity required to be aggregated with the Employer pursuant to Regulations under Code Section 414(o).

     1.4 "Aggregate Account" means, with respect to each Participant, the value of all accounts maintained on behalf of a Participant, whether attributable to Employer or Employee contributions, subject to the provisions of Section 10.2.

     1.5 "Anniversary Date" means December 31.

     1.6 "Beneficiary" means the person to whom the share of a deceased Participant's total account is payable, subject to the restrictions of Sections
7.2 and 7.5.

     1.7 "Code" means the Internal Revenue Code of 1986, as amended or replaced from time to time.

     1.8 "Company Stock" means common stock issued by the Employer (or by a corporation which is a member of the controlled group of corporations of which the Employer is a member) which is readily tradeable on an established securities market. If there is no common stock which meets the foregoing requirement, the term "Company Stock" means common stock issued by the Employer (or by a corporation which is a member of the same controlled group) having a combination of voting power and dividend rights equal to or in excess of: (A) that class of common stock of the Employer (or of any other such corporation) having the greatest voting power, and (B) that class of common stock of the Employer (or of any other such corporation) having the greatest dividend rights. Noncallable preferred stock shall be deemed to be "Company Stock" if such stock is convertible at any time into stock which constitutes "Company Stock" hereunder and if such conversion is at a conversion price which (as of the date of the acquisition by the Trust) is reasonable. For purposes of the preceding sentence, pursuant to Regulations, preferred stock shall be treated as noncallable if after the call there will be a reasonable opportunity for a conversion which meets the requirements of the preceding sentence.

     1.9 "Company Stock Account" means the account of a Participant which is credited with the shares of Company Stock purchased and paid for by the Trust Fund or contributed to the Trust Fund.

     A separate  accounting  shall be maintained with respect to that portion of
the  Company  Stock  Account   attributable   to  Elective   Contributions   and
Non-Elective Contributions.

     1.10 "Compensation" with respect to any Participant means remuneration paid by the Employer to a Participant in the form of base salary or wages, commissions, overtime, and cash bonuses, excluding distributions from non-qualified plans, income from the exercise of stock options, and severance payments. Compensation must be determined without regard to any rules under Code
Section 3401(a) that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Code Section 3401(a)(2)).

     For purposes of this Section, the determination of Compensation shall be made by:

          (a) including amounts which are contributed by the Employer pursuant to a salary reduction agreement and which are not includible in the gross income of the Participant under Code Sections 125, 402(e)(3), 402(h)(1)(B), 403(b) or 457(b), and Employee contributions described in Code Section 414(h)(2) that are treated as Employer contributions.

     For a Participant's initial year of participation, Compensation shall be recognized as of such Employee's effective date of participation pursuant to
Section 3.2.

     Compensation in excess of $150,000 shall be disregarded. Such amount shall be adjusted for increases in the cost of living in accordance with Code Section 401(a)(17), except that the dollar increase in effect on January 1 of any calendar year shall be effective for the Plan Year beginning with or within such calendar year. For any short Plan Year the Compensation limit shall be an amount equal to the Compensation limit for the calendar year in which the Plan Year begins multiplied by the ratio obtained by dividing the number of full months in the short Plan Year by twelve (12).

     If, in connection with the adoption of this amendment and restatement, the definition of Compensation has been modified, then, for Plan Years prior to the Plan Year which includes the adoption date of this amendment and restatement, Compensation means compensation determined pursuant to the Plan then in effect.

     1.11 "Deferred Compensation" with respect to any Participant means the amount of the Participant's total Compensation which has been contributed to the Plan in accordance with the Participant's deferral election pursuant to Section
4.2 excluding any such amounts distributed as excess "annual additions" pursuant to Section 4.10(a).

     1.12 "Early Retirement Date" means the first day of the month (prior to the Normal Retirement Date) coinciding with or following the date on which a Participant or Former Participant attains age 55, and has completed at least 10 Years of Service with the Employer (Early Retirement Age). A Participant shall become fully Vested upon satisfying this requirement if still employed at his Early Retirement Age.

     A Former Participant who terminates employment after satisfying the service requirement for Early Retirement and who thereafter reaches the age requirement contained herein shall be entitled to receive his benefits under this Plan.

     1.13 "Elective Contribution" means the Employer contributions to the Plan of Deferred Compensation excluding any such amounts distributed as excess "annual additions" pursuant to Section 4.10(a). In addition, any Employer Qualified Non-Elective Contribution made pursuant to Section 4.6(b) which is used to satisfy the "Actual Deferral Percentage" tests shall be considered an Elective Contribution for purposes of the Plan. Any contributions deemed to be Elective Contributions (whether or not used to satisfy the "Actual Deferral Percentage" tests) shall be subject to the requirements of Sections 4.2(b) and 4.2(c) and shall further be required to satisfy the nondiscrimination requirements of Regulation 1.401(k)-1(b)(5), the provisions of which are specifically incorporated herein by reference.

     1.14 "Eligible Employee" means any Employee except as provided below.

     Employees who are Leased Employees within the meaning of Code Sections 414(n)(2) and 414(o)(2) shall not be eligible to participate in this Plan.

     Employees whose employment is governed by the terms of a collective bargaining agreement between Employee representatives (within the meaning of Code Section 7701(a)(46)) and the Employer under which retirement benefits were the subject of good faith bargaining between the parties will not be eligible to participate in this Plan unless such agreement expressly provides for coverage in this Plan.

     Employees who are nonresident aliens (within the meaning of Code Section 7701(b)(1)(B)) and who receive no earned income (within the meaning of Code
Section 911(d)(2)) from the Employer which constitutes income from sources within the United States (within the meaning of Code Section 861(a)(3)) shall not be eligible to participate in this Plan.

     Employees of Affiliated Employers shall not be eligible to participate in this Plan unless such Affiliated Employers have specifically adopted this Plan in writing.

     1.15 "Employee" means any person who is employed by the Employer or Affiliated Employer, but excludes any person who is an independent contractor. Employee shall include Leased Employees within the meaning of Code Sections 414(n)(2) and 414(o)(2) unless such Leased Employees are covered by a plan described in Code Section 414(n)(5) and such Leased Employees do not constitute more than 20% of the recipient's non-highly compensated work force.

     1.16 "Employer" means NBT Bancorp, Inc., including NBT Bank, N.A., and any successor which shall maintain this Plan; and any predecessor which has maintained this Plan. The Employer is a corporation with principal offices in the State of New York.

     1.17 "Excess Aggregate Contributions" means, with respect to any Plan Year, the excess of the aggregate amount of the Employer matching contributions made pursuant to Section 4.1(b) and any qualified non-elective contributions or elective deferrals taken into account pursuant to Section 4.7(c) on behalf of Highly Compensated Participants for such Plan Year, over the maximum amount of such contributions permitted under the limitations of Section 4.7(a).

     1.18 "Excess Contributions" means, with respect to a Plan Year, the excess of Elective Contributions used to satisfy the "Actual Deferral Percentage" tests made on behalf of Highly Compensated Participants for the Plan Year over the maximum amount of such contributions permitted under Section 4.5(a). Excess Contributions shall be treated as an "annual addition" pursuant to Section 4.9(b).

     1.19 "Excess Deferred Compensation" means, with respect to any taxable year of a Participant, the excess of the aggregate amount of such Participant's Deferred Compensation and the elective deferrals pursuant to Section 4.2(f) actually made on behalf of such Participant for such taxable year, over the dollar limitation provided for in Code Section 402(g), which is incorporated herein by reference. Excess Deferred Compensation shall be treated as an "annual addition" pursuant to Section 4.9(b) when contributed to the Plan unless distributed to the affected Participant not later than the first April 15th following the close of the Participant's taxable year. Additionally, for purposes of Sections 10.2 and 4.4(h), Excess Deferred Compensation shall continue to be treated as Employer contributions even if distributed pursuant to
Section 4.2(f). However, Excess Deferred Compensation of Non-Highly Compensated Participants is not taken into account for purposes of Section 4.5(a) to the extent such Excess Deferred Compensation occurs pursuant to Section 4.2(d).

     1.20 "ESOP" means an employee stock ownership plan that meets the requirements of Code Section 4975(e)(7) and Regulation 54.4975-11.

     1.21 "Fiduciary" means any person who (a) exercises any discretionary authority or discretionary control respecting management of the Plan or exercises any authority or control respecting management or disposition of its assets, (b) renders investment advice for a fee or other compensation, direct or indirect, with respect to any monies or other property of the Plan or has any authority or responsibility to do so, or (c) has any discretionary authority or discretionary responsibility in the administration of the Plan, including, but not limited to, the Trustee, the Employer and its representative body, and the

Administrator.

     1.22 "Fiscal Year" means the Employer's accounting year of 12 months commencing on January 1st of each year and ending the following December 31st.

     1.23 "Forfeiture" means that portion of a Participant's Account that is not Vested, and occurs on the earlier of:

               (a) the distribution of the entire Vested portion of a Terminated Participant's Account, or


               (b) the last day of the Plan Year in which the Participant incurs five (5) consecutive 1-Year Breaks in Service.

     Furthermore, for purposes of paragraph (a) above, in the case of a Terminated Participant whose Vested benefit is zero, such Terminated Participant shall be deemed to have received a distribution of his Vested benefit upon his termination of employment. Restoration of such amounts shall occur pursuant to
Section 7.4(f)(2). In addition, the term Forfeiture shall also include amounts deemed to be Forfeitures pursuant to any other provision of this Plan.

     1.24 "Former Participant" means a person who has been a Participant, but who has ceased to be a Participant for any reason.

     1.25 "415 Compensation" with respect to any Participant means such Participant's wages as defined in Code Section 3401(a) and all other payments of compensation by the Employer (in the course of the Employer's trade or business) for a Plan Year for which the Employer is required to furnish the Participant a written statement under Code Sections 6041(d), 6051(a)(3) and 6052. "415 Compensation" must be determined without regard to any rules under Code Section 3401(a) that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Code Section 3401(a)(2)).

     If, in connection with the adoption of this amendment and restatement, the definition of "415 Compensation" has been modified, then, for Plan Years prior to the Plan Year which includes the adoption date of this amendment and restatement, "415 Compensation" means compensation determined pursuant to the Plan then in effect.

     Effective January 1, 1998, the determination of "415 Compensation" shall be made by including amounts which are contributed by the Employer pursuant to a salary reduction agreement and which are not includible in the gross income of the Participant under Code Sections 125, 402(e)(3), 402(h)(1)(B), 403(b) or

457(b), and Employee contributions described in Code Section 414(h)(2) that are treated as Employer contributions.


     1.26 "414(s) Compensation" with respect to any Participant means such Participant's "415 Compensation" paid during a Plan Year. The amount of "414(s) Compensation" with respect to any Participant shall include "414(s) Compensation" for the entire twelve (12) month period ending on the last day of such Plan Year, except that "414(s) Compensation" shall only be recognized for that portion of the Plan Year during which an Employee was a Participant in the Plan.

     For purposes of this Section, the determination of "414(s) Compensation" shall be made by including amounts which are contributed by the Employer pursuant to a salary reduction agreement and which are not includible in the gross income of the Participant under Code Sections 125, 402(e)(3),
402(h)(1)(B),  403(b) or 457(b),  and Employee  contributions  described in Code
Section 414(h)(2) that are treated as Employer contributions.

     "414(s) Compensation" in excess of $150,000 shall be disregarded. Such amount shall be adjusted for increases in the cost of living in accordance with Code Section 401(a)(17), except that the dollar increase in effect on January 1 of any calendar year shall be effective for the Plan Year beginning with or within such calendar year. For any short Plan Year the "414(s) Compensation" limit shall be an amount equal to the "414(s) Compensation" limit for the calendar year in which the Plan Year begins multiplied by the ratio obtained by dividing the number of full months in the short Plan Year by twelve (12).

     If, in connection with the adoption of this amendment and restatement, the definition of "414(s) Compensation" has been modified, then, for Plan Years prior to the Plan Year which includes the adoption date of this amendment and restatement, "414(s) Compensation" means compensation determined pursuant to the Plan then in effect.

     1.27  "Highly  Compensated  Employee"  means an Employee  described in Code
Section 414(q) and the Regulations thereunder, and generally means an Employee who performed services for the Employer during the "determination year" and is in one or more of the following groups:

     (a) Employees who at any time during the "determination year" or "look-back year" were "five percent owners" of the Employer.

     (b) Employees who received "415 Compensation" during the "look-back year" from the Employer in excess of $80,000.

     The "determination  year" shall be the Plan Year for which testing is being
performed,   and  the  "look-back  year"  shall  be  the  immediately  preceding twelve-month period.

     For purposes of this Section, the determination of "415 Compensation" shall be made by including amounts which are contributed by the Employer pursuant to a salary reduction agreement and which are not includible in the gross income of the Participant under Code Sections 125, 402(e)(3), 402(h)(1)(B), 403(b) or 457(b), and Employee contributions described in Code Section 414(h)(2) that are treated as Employer contributions. Additionally, the dollar threshold amount specified in (b) above shall be adjusted at such time and in the same manner as under Code Section 415(d), except that the base period shall be the calendar quarter ending September 30, 1996.

     In determining who is a Highly Compensated Employee, all Affiliated Employers shall be taken into account as a single employer and Leased Employees within the meaning of Code Sections 414(n)(2) and 414(o)(2) shall be considered Employees unless such Leased Employees are covered by a plan described in Code
Section 414(n)(5) and are not covered in any qualified plan maintained by the Employer. The exclusion of Leased Employees for this purpose shall be applied on a uniform and consistent basis for all of the Employer's retirement plans. Highly Compensated Former Employees shall be treated as Highly Compensated Employees without regard to whether they performed services during the "determination year."

     1.28 "Highly Compensated Former Employee" means a former Employee who had a separation year prior to the "determination year" and was a Highly Compensated Employee in the year of separation from service or in any "determination year" after attaining age 55. Notwithstanding the foregoing, an Employee who separated from service prior to 1987 will be treated as a Highly Compensated Former Employee only if during the separation year (or year preceding the separation year) or any year after the Employee attains age 55 (or the last year ending before the Employee's 55th birthday), the Employee either received "415 Compensation" in excess of $50,000 or was a "five percent owner." For purposes of this Section, "determination year," "415 Compensation" and "five percent owner" shall be determined in accordance with Section 1.27. Highly Compensated Former Employees shall be treated as Highly Compensated Employees. The method set forth in this Section for determining who is a "Highly Compensated Former Employee" shall be applied on a uniform and consistent basis for all purposes for which the Code Section 414(q) definition is applicable.

     1.29 "Highly Compensated Participant" means any Highly Compensated Employee who is eligible to participate in the Plan.

     1.30 "Hour of Service" means (1) each hour for which an Employee is directly or indirectly compensated or entitled to compensation by the Employer for the performance of duties (these hours will be credited to the Employee for the computation period in which the duties are performed); (2) each hour for which an Employee is directly or indirectly compensated or entitled to compensation by the Employer (irrespective of whether the employment relationship has terminated) for reasons other than performance of duties (such as vacation, holidays, sickness, jury duty, disability, lay-off, military duty or leave of absence) during the applicable computation period (these hours will be calculated and credited pursuant to Department of Labor regulation 2530.200b-2 which is incorporated herein by reference); (3) each hour for which back pay is awarded or agreed to by the Employer without regard to mitigation of damages (these hours will be credited to the Employee for the computation period or periods to which the award or agreement pertains rather than the computation period in which the award, agreement or payment is made). The same Hours of Service shall not be credited both under (1) or (2), as the case may be, and under (3).

     Notwithstanding the above, (i) no more than 501 Hours of Service are required to be credited to an Employee on account of any single continuous period during which the Employee performs no duties (whether or not such period occurs in a single computation period); (ii) an hour for which an Employee is directly or indirectly paid, or entitled to payment, on account of a period during which no duties are performed is not required to be credited to the Employee if such payment is made or due under a plan maintained solely for the purpose of complying with applicable worker's compensation, or unemployment compensation or disability insurance laws; and (iii) Hours of Service are not required to be credited for a payment which solely reimburses an Employee for medical or medically related expenses incurred by the Employee.

     For purposes of this Section, a payment shall be deemed to be made by or due from the Employer regardless of whether such payment is made by or due from the Employer directly, or indirectly through, among others, a trust fund, or insurer, to which the Employer contributes or pays premiums and regardless of whether contributions made or due to the trust fund, insurer, or other entity are for the benefit of particular Employees or are on behalf of a group of Employees in the aggregate.

     For purposes of this Section, Hours of Service will be credited for employment with other Affiliated Employers. The provisions of Department of Labor regulations 2530.200b-2(b) and (c) are incorporated herein by reference.

     1.31 "Income" means the income or losses allocable to Excess Deferred Compensation, Excess Contributions or Excess Aggregate Contributions which amount shall be allocated in the same manner as income or losses are allocated pursuant to Section 4.4(d).

     1.32 "Investment Manager" means an entity that (a) has the power to manage, acquire, or dispose of Plan assets and (b) acknowledges fiduciary responsibility to the Plan in writing. Such entity must be a person, firm, or corporation registered as an investment adviser under the Investment Advisers Act of 1940, a bank, or an insurance company.

     1.33 "Key Employee" means an Employee as defined in Code Section 416(i) and the Regulations thereunder. Generally, any Employee or former Employee (as well as each of his Beneficiaries) is considered a Key Employee if he, at any time during the Plan Year that contains the "Determination Date" or any of the preceding four (4) Plan Years, has been included in one of the following categories:

               (a) an officer of the Employer (as that term is defined within the meaning of the Regulations under Code Section 416) having annual "415 Compensation" greater than 50 percent of the amount in effect under Code Section 415(b)(1)(A) for any such Plan Year.

               (b) one of the ten employees having annual "415 Compensation" from the Employer for a Plan Year greater than the dollar limitation in effect under Code Section 415(c)(1)(A) for the calendar year in which such Plan Year ends and owning (or considered as owning within the meaning of Code Section 318) both more than one-half percent interest and the largest interests in the Employer.

               (c) a "five percent owner" of the Employer. "Five percent owner" means any person who owns (or is considered as owning within the meaning of Code Section 318) more than five percent (5%) of the outstanding stock of the Employer or stock possessing more than five percent (5%) of the total combined voting power of all stock of the Employer or, in the case of an unincorporated business, any person who owns more than five percent (5%) of the capital or profits interest in the Employer. In determining percentage ownership hereunder, employers that would otherwise be aggregated under Code Sections 414(b), (c),
          (m) and (o) shall be treated as separate employers.

               (d) a "one percent owner" of the Employer having an annual "415 Compensation" from the Employer of more than $150,000. "One percent owner" means any person who owns (or is considered as owning within the meaning of Code Section 318) more than one percent (1%) of the outstanding stock of the Employer or stock possessing more than one percent (1%) of the total combined voting power of all stock of the Employer or, in the case of an unincorporated business, any person who owns more than one percent (1%) of the capital or profits interest in the Employer. In determining percentage ownership hereunder, employers that would otherwise be aggregated under Code Sections 414(b), (c),
          (m) and (o) shall be treated as separate employers. However, in determining whether an individual has "415 Compensation" of more than $150,000, "415 Compensation" from each employer required to be aggregated under Code Sections 414(b), (c), (m) and (o) shall be taken into account.

     For purposes of this Section, the determination of "415 Compensation" shall be made by including amounts which are contributed by the Employer pursuant to a salary reduction agreement and which are not includible in the gross income of the Participant under Code Sections 125, 402(e)(3), 402(h)(1)(B), 403(b) or 457(b), and Employee contributions described in Code Section 414(h)(2) that are treated as Employer contributions.

     1.34 "Late Retirement Date" means the first day of the month coinciding with or next following a Participant's actual Retirement Date after having reached his Normal Retirement Date.

     1.35 "Leased Employee" means any person (other than an Employee of the recipient) who pursuant to an agreement between the recipient and any other person ("leasing organization") has performed services for the recipient (or for the recipient and related persons determined in accordance with Code Section 414(n)(6)) on a substantially full time basis for a period of at least one year, and such services are of a type historically performed by employees in the business field of the recipient employer. Contributions or benefits provided a Leased Employee by the leasing organization which are attributable to services performed for the recipient employer shall be treated as provided by the recipient employer. A Leased Employee shall not be considered an Employee of the recipient:

               (a) if such employee is covered by a money purchase pension plan providing:

                    (1) a non-integrated employer contribution rate of at least 10% of compensation, as defined in Code Section 415(c)(3), but including amounts which are contributed by the Employer pursuant to a salary reduction agreement and which are not includible in the gross income of the Participant under Code Sections 125, 402(e)(3), 402(h)(1)(B), 403(b) or 457(b), and Employee contributions described in Code Section 414(h)(2) that are treated as Employer contributions.

                    (2) immediate participation; and

                    (3) full and immediate vesting; and

                    (b) if Leased Employees do not constitute more than 20% of the recipient's non-highly compensated work force.

     1.36 "Non-Elective Contribution" means the Employer contributions to the Plan excluding, however, contributions made pursuant to the Participant's deferral election provided for in Section 4.2 and any Qualified Non-Elective Contribution used in the "Actual Deferral Percentage" tests.

     1.37 "Non-Highly Compensated Participant" means any Participant who is not a Highly Compensated Employee.

     1.38 "Non-Key Employee" means any Employee or former Employee (and his Beneficiaries) who is not a Key Employee.

     1.39 "Normal Retirement Age" means the Participant's 65th birthday. A Participant shall become fully Vested in his Participant's Account upon attaining his Normal Retirement Age.

     1.40 "Normal Retirement Date" means the first day of the month coinciding with or next following the Participant's Normal Retirement Age.

     1.41 "1-Year Break in Service" means the applicable computation period during which an Employee has not completed more than 500 Hours of Service with the Employer. Further, solely for the purpose of determining whether a Participant has incurred a 1-Year Break in Service, Hours of Service shall be recognized for "authorized leaves of absence" and "maternity and paternity leaves of absence." Years of Service and 1-Year Breaks in Service shall be measured on the same computation period.

                  "Authorized leave of absence" means an unpaid, temporary cessation from active employment with the Employer pursuant to an established nondiscriminatory policy, whether occasioned by illness, military service, or any other reason.

     A "maternity or paternity leave of absence" means, for Plan Years beginning after December 31, 1984, an absence from work for any period by reason of the Employee's pregnancy, birth of the Employee's child, placement of a child with the Employee in connection with the adoption of such child, or any absence for the purpose of caring for such child for a period immediately following such birth or placement. For this purpose, Hours of Service shall be credited for the computation period in which the absence from work begins, only if credit therefore is necessary to prevent the Employee from incurring a 1-Year Break in Service, or, in any other case, in the immediately following computation period. The Hours of Service credited for a "maternity or paternity leave of absence" shall be those which would normally have been credited but for such absence, or, in any case in which the Administrator is unable to determine such hours normally credited, eight (8) Hours of Service per day. The total Hours of

Service required to be credited for a "maternity or paternity leave of absence" shall not exceed 501.

     1.42 "Other Investments Account" means the account of a Participant which is credited with his share of the net gain (or loss) of the Plan, Forfeitures and Employer contributions in other than Company Stock and which is debited with payments made to pay for Company Stock.

     A separate accounting shall be maintained with respect to that portion of the Other Investments Account attributable to Elective Contributions and Non-Elective Contributions.

     1.43 "Participant" means any Eligible Employee who participates in the Plan and has not for any reason become ineligible to participate further in the Plan.

     1.44 "Participant Direction Procedures" means such instructions, guidelines or policies, the terms of which are incorporated herein, as shall be established pursuant to Section 4.12 and observed by the Administrator and applied to Participants who have Participant Directed Accounts.

         1.45 "Participant's Account" means the account established and maintained by the Administrator for each Participant with respect to his total interest in the Plan and Trust resulting from the Employer Non-Elective Contributions.

     A separate accounting shall be maintained with respect to that portion of the Participant's Account attributable to Employer matching contributions made pursuant to Section 4.1(b), Employer discretionary contributions made pursuant to Section 4.1(c) and any Employer Qualified Non-Elective Contributions.

     1.46 "Participant's Combined Account" means the total aggregate amount of each Participant's Elective Account and Participant's Account.

     1.47 "Participant's Directed Account" means that portion of a Participant's interest in the Plan with respect to which the Participant has directed the investment in accordance with the Participant Direction Procedure.

     1.48 "Participant's Elective Account" means the account established and maintained by the Administrator for each Participant with respect to his total interest in the Plan and Trust resulting from the Employer Elective Contributions used to satisfy the "Actual Deferral Percentage" tests. A separate accounting shall be maintained with respect to that portion of the Participant's Elective Account attributable to such Elective Contributions pursuant to Section
4.2 and any Employer Qualified Non-Elective Contributions.

     1.49 "Plan" means this instrument, including all amendments thereto.

     1.50 "Plan Year" means the Plan's accounting year of twelve (12) months commencing on January 1st of each year and ending the following December 31st.

     1.51 "Qualified Non-Elective Contribution" means any Employer contributions made pursuant to Section 4.6(b) and Section 4.8(h). Such contributions shall be considered an Elective Contribution for the purposes of the Plan and used to satisfy the "Actual Deferral Percentage" tests or the "Actual Contribution Percentage" tests.

     1.52 "Regulation" means the Income Tax Regulations as promulgated by the Secretary of the Treasury or his delegate, and as amended from time to time.

     1.53 "Retired Participant" means a person who has been a Participant, but who has become entitled to retirement benefits under the Plan.

     1.54 "Retirement Date" means the date as of which a Participant retires for reasons other than Total and Permanent Disability, whether such retirement occurs on a Participant's Normal Retirement Date, Early or Late Retirement Date (see Section 7.1).

     1.55 "Super Top Heavy Plan" means a plan described in Section 10.2(b).

     1.56 "Terminated Participant" means a person who has been a Participant, but whose employment has been terminated other than by death, Total and Permanent Disability or retirement.

     1.57 "Top Heavy Plan" means a plan described in Section 10.2(a).

     1.58 "Top Heavy Plan Year" means a Plan Year during which the Plan is a Top Heavy Plan.

     1.59 "Top Paid Group" means the top 20 percent of Employees who performed services for the Employer during the applicable year, ranked according to the amount of "415 Compensation" (determined for this purpose in accordance with Section 1.27) received from the Employer during such year. All Affiliated Employers shall be taken into account as a single employer, and Leased Employees within the meaning of Code Sections 414(n)(2) and 414(o)(2) shall be considered Employees unless such Leased Employees are covered by a plan described in Code
Section 414(n)(5) and are not covered in any qualified plan maintained by the Employer. Employees who are non-resident aliens and who received no earned income (within the meaning of Code Section 911(d)(2)) from the Employer constituting United States source income within the meaning of Code Section

861(a)(3) shall not be treated as Employees. Additionally, for the purpose of determining the number of active Employees in any year, the following additional Employees shall also be excluded; however, such Employees shall still be considered for the purpose of identifying the particular Employees in the Top Paid Group:

               (a) Employees with less than six (6) months of service;

               (b)  Employees who normally work less than 17 1/2 hours per week;
               (c) Employees who normally work less than six (6) months during a year; and

               (d) Employees who have not yet attained age 21.

     In addition, if 90 percent or more of the Employees of the Employer are covered under agreements the Secretary of Labor finds to be collective bargaining agreements between Employee representatives and the Employer, and the Plan covers only Employees who are not covered under such agreements, then Employees covered by such agreements shall be excluded from both the total number of active Employees as well as from the identification of particular Employees in the Top Paid Group.

     The foregoing exclusions set forth in this Section shall be applied on a uniform and consistent basis for all purposes for which the Code Section 414(q) definition is applicable.

     1.60 "Total and Permanent Disability" means a physical or mental condition of a Participant resulting from bodily injury, disease, or mental disorder which renders him incapable of continuing his usual and customary employment with the Employer. The disability of a Participant shall be determined a) by a licensed physician chosen by the Administrator or, b) by a Participant becoming entitled to receive long term disability benefits under a long term disability program sponsored by the Employer. The determination shall be applied uniformly to all Participants.

     1.61 "Trustee" means the person or entity named as trustee herein or in any separate trust forming a part of this Plan, and any successors.

     1.62 "Trust Fund" means the assets of the Plan and Trust as the same shall exist from time to time.

     1.63 "Valuation Date" means the last day of March, June, September, and December in each year, and such other date or dates deemed necessary by the Administrator. The Valuation Date may include any day during the Plan Year that the Trustee, any transfer agent appointed by the Trustee or the Employer and any stock exchange used by such agent are open for business.

     1.64 "Vested" means the nonforfeitable portion of any account maintained on behalf of a Participant.

     1.65 "Year of Service" means the computation period of twelve (12) consecutive months, herein set forth, during which an Employee has at least 1000 Hours of Service.

     For purposes of eligibility for participation, the initial computation period shall begin with the date on which the Employee first performs an Hour of Service. The participation computation period beginning after a 1-Year Break in Service shall be measured from the date on which an Employee again performs an Hour of Service. The participation computation period shall shift to the Plan Year which includes the anniversary of the date on which the Employee first performed an Hour of Service. An Employee who is credited with the required Hours of Service in both the initial computation period (or the computation period beginning after a 1-Year Break in Service) and the Plan Year which includes the anniversary of the date on which the Employee first performed an Hour of Service, shall be credited with two (2) Years of Service for purposes of eligibility to participate.

     For vesting purposes, the computation periods shall be the Plan Year, including periods prior to the Effective Date of the Plan.

     The computation period shall be the Plan Year if not otherwise set forth herein.

     Notwithstanding the foregoing, for any short Plan Year, the determination of whether an Employee has completed a Year of Service shall be made in accordance with Department of Labor regulation 2530.203-2(c). However, in determining whether an Employee has completed a Year of Service for benefit accrual purposes in the short Plan Year, the number of the Hours of Service required shall be proportionately reduced based on the number of full months in the short Plan Year.

     Years of Service with any employer who was acquired by the Employer shall be recognized to the extent so provided in the acquisition agreement, but only to the extent any such acquired employer maintained a qualified retirement plan.

     Years of Service with any Affiliated Employer shall be recognized.

                                    ARTICLE I
                                 ADMINISTRATION

2.1     POWERS AND RESPONSIBILITIES OF THE EMPLOYER

               (a) In addition to the general powers and responsibilities otherwise provided for in this Plan, the Employer shall be empowered to appoint and remove the Trustee and the Administrator from time to time as it deems necessary for the proper administration of the Plan to ensure that the Plan is being operated for the exclusive benefit of the Participants and their Beneficiaries in accordance with the terms of the Plan, the Code, and the Act. The Employer may appoint counsel, specialists, advisers, agents (including any nonfiduciary agent) and other persons as the Employer deems necessary or desirable in connection with the exercise of its fiduciary duties under this Plan. The Employer may compensate such agents or advisers from the assets of the Plan as fiduciary expenses (but not including any business (settlor) expenses of the Employer), to the extent not paid by the Employer.

               (b) The Employer may, by written agreement or designation, appoint at its option an Investment Manager (qualified under the Investment Company Act of 1940 as amended), investment adviser, or other agent to provide direction to the Trustee with respect to any or all of the Plan assets. Such appointment shall be given by the Employer in writing in a form acceptable to the Trustee and shall specifically identify the Plan assets with respect to which the Investment Manager or other agent shall have authority to direct the investment.

               (c) The Employer shall establish a "funding policy and method," i.e., it shall determine whether the Plan has a short run need for liquidity (e.g., to pay benefits) or whether liquidity is a long run goal and investment growth (and stability of same) is a more current need, or shall appoint a qualified person to do so. The Employer or its delegate shall communicate such needs and goals to the Trustee, who shall coordinate such Plan needs with its investment policy. The communication of such a "funding policy and method" shall not, however, constitute a directive to the Trustee as to investment of the Trust Funds. Such "funding policy and method" shall be consistent with the objectives of this Plan and with the requirements of Title I of the Act.
               (d) The Employer shall periodically review the performance of any Fiduciary or other person to whom duties have been delegated or allocated by it under the provisions of this Plan or pursuant to procedures established hereunder. This requirement may be satisfied by formal periodic review by the Employer or by a qualified person specifically designated by the Employer, through day-to-day conduct and evaluation, or through other appropriate ways.

               (e) The Employer will furnish Plan Fiduciaries and Participants with notices and information statements when voting rights must be exercised pursuant to Section 8.5.

2.2     DESIGNATION OF ADMINISTRATIVE AUTHORITY

     The Employer shall be the Administrator. The Employer may appoint any person, including, but not limited to, the Employees of the Employer, to perform the duties of the Administrator. Any person so appointed shall signify his acceptance by filing written acceptance with the Employer. Upon the resignation or removal of any individual performing the duties of the Administrator, the Employer may designate a successor.

2.3     ALLOCATION AND DELEGATION OF RESPONSIBILITIES

     If more than one person is appointed as Administrator, the responsibilities of each Administrator may be specified by the Employer and accepted in writing by each Administrator. In the event that no such delegation is made by the Employer, the Administrators may allocate the responsibilities among themselves, in which event the Administrators shall notify the Employer and the Trustee in writing of such action and specify the responsibilities of each Administrator. The Trustee thereafter shall accept and rely upon any documents executed by the appropriate Administrator until such time as the Employer or the Administrators file with the Trustee a written revocation of such designation.

2.4     POWERS AND DUTIES OF THE ADMINISTRATOR

     The primary responsibility of the Administrator is to administer the Plan for the exclusive benefit of the Participants and their Beneficiaries, subject to the specific terms of the Plan. The Administrator shall administer the Plan in accordance with its terms and shall have the power and discretion to construe the terms of the Plan and to determine all questions arising in connection with the administration, interpretation, and application of the Plan. Any such determination by the Administrator shall be conclusive and binding upon all persons. The Administrator may establish procedures, correct any defect, supply any information, or reconcile any inconsistency in such manner and to such extent as shall be deemed necessary or advisable to carry out the purpose of the Plan; provided, however, that any procedure, discretionary act, interpretation or construction shall be done in a nondiscriminatory manner based upon uniform principles consistently applied and shall be consistent with the intent that the Plan shall continue to be deemed a qualified plan under the terms of Code
Section 401(a), and shall comply with the terms of the Act and all regulations issued pursuant thereto. The Administrator shall have all powers necessary or appropriate to accomplish his duties under this Plan.

     The Administrator shall be charged with the duties of the general administration of the Plan, including, but not limited to, the following:

               (a) the discretion to determine all questions relating to the eligibility of Employees to participate or remain a Participant hereunder and to receive benefits under the Plan;

               (b) to compute, certify, and direct the Trustee with respect to the amount and the kind of benefits to which any Participant shall be entitled hereunder;

               (c) to authorize and direct the Trustee with respect to all nondiscretionary or otherwise directed disbursements from the Trust;

               (d) to maintain all necessary records for the administration of the Plan;

               (e) to interpret the provisions of the Plan and to make and publish such rules for regulation of the Plan as are consistent with the terms hereof;

               (f) to compute and certify to the Employer and to the Trustee from time to time the sums of money necessary or desirable to be contributed to the Plan;

               (g) to consult with the Employer and the Trustee regarding the short and long-term liquidity needs of the Plan in order that the Trustee can exercise any investment discretion in a manner designed to accomplish specific objectives;

               (h) to prepare and implement a procedure to notify Eligible Employees that they may elect to have a portion of their Compensation deferred or paid to them in cash;

               (i) to establish and communicate to Participants a procedure, which includes at least three (3) investment options pursuant to Regulations, for allowing each Participant to direct the Trustee as to the investment of his Company Stock Account pursuant to Section 4.12;

               (j) to establish and communicate to Participants a procedure and method to insure that each Participant will vote Company Stock allocated to such Participant's Company Stock Account pursuant to
          Section 8.5;

               (k) to assist any Participant regarding his rights, benefits, or elections available under the Plan.

2.5     RECORDS AND REPORTS


     The Administrator shall keep a record of all actions taken and shall keep all other books of account, records, policies, and other data that may be necessary for proper administration of the Plan and shall be responsible for supplying all information and reports to the Internal Revenue Service, Department of Labor, Participants, Beneficiaries and others as required by law.

2.6     APPOINTMENT OF ADVISERS

     The Administrator, or the Trustee with the consent of the Administrator, may appoint counsel, specialists, advisers, agents (including nonfiduciary agents) and other persons as the Administrator or the Trustee deems necessary or desirable in connection with the administration of this Plan, including but not limited to agents and advisers to assist with the administration and management of the Plan, and thereby to provide, among such other duties as the Administrator may appoint, assistance with maintaining Plan records and the providing of investment information to the Plan's investment fiduciaries and to Plan Participants.

2.7     PAYMENT OF EXPENSES

     All expenses of administration may be paid out of the Trust Fund unless paid by the Employer. Such expenses shall include any expenses incident to the functioning of the Administrator, or any person or persons retained or appointed by any Named Fiduciary incident to the exercise of their duties under the Plan, including, but not limited to, fees of accountants, counsel, Investment Managers, agents (including nonfiduciary agents) appointed for the purpose of assisting the Administrator or the Trustee in carrying out the instructions of Participants as to the directed investment of their accounts and other specialists and their agents, and other costs of administering the Plan. Until paid, the expenses shall constitute a liability of the Trust Fund.

2.8     CLAIMS PROCEDURE

     Claims for benefits under the Plan may be filed in writing with the Administrator. Written notice of the disposition of a claim shall be furnished to the claimant within 90 days after the application is filed. In the event the claim is denied, the reasons for the denial shall be specifically set forth in the notice in language calculated to be understood by the claimant, pertinent provisions of the Plan shall be cited, and, where appropriate, an explanation as to how the claimant can perfect the claim will be provided. In addition, the claimant shall be furnished with an explanation of the Plan's claims review procedure.

2.9     CLAIMS REVIEW PROCEDURE

     Any Employee, former Employee, or Beneficiary of either, who has been denied a benefit by a decision of the Administrator pursuant to Section 2.8 shall be entitled to request the Administrator to give further consideration to his claim by filing with the Administrator (on a form which may be obtained from the Administrator) a request for a review of the denied claim. Such request, together with a written statement of the reasons why the claimant believes his claim should be granted, must be filed with the Administrator no later than 60 days after receipt of the written notification of denial provided for in Section
2.8. The claimant may be represented by an attorney or any other representative of his choosing and shall have an opportunity to submit written evidence and arguments in support of his claim. The claimant or his representative shall have an opportunity to review all documents in the possession of the Administrator which are pertinent to the claim at issue and its disallowance. A final decision as to the allowance of the claim shall be made by the Administrator within 60 days of receipt of the request for review (unless there has been an extension of 60 days due to special circumstances, and provided the delay and the special circumstances occasioning it are communicated to the claimant within the 60 day period). Such communication shall be written in a manner calculated to be understood by the claimant and shall include specific reasons for the decision and specific references to the pertinent Plan provisions on which the decision is based.

                                    ARTICLE I
                                   ELIGIBILITY

3.1     CONDITIONS OF ELIGIBILITY

     Any Eligible Employee who has completed one (1) Year of Service and has attained age 21 shall be eligible to participate hereunder. However, any Employee who was a Participant in the Plan prior to the effective date of this amendment and restatement shall continue to participate in the Plan.

3.2     EFFECTIVE DATE OF PARTICIPATION

     An Eligible Employee shall become a Participant effective as of the first day of the calendar quarter coinciding with or next following the date on which such Employee met the eligibility requirements of Section 3.1, provided said

Employee was still employed as of such date (or if not employed on such date, as of the date of rehire if a 1-Year Break in Service has not occurred).

     However, an Eligible Employee who is scheduled to work 1,000 or more hours in a computation period shall be eligible to make Elective Contributions pursuant to Section 4.2 on the first day of the calendar quarter coincident with or next following his date of hire.

     In the event an Employee who is not a member of an eligible class of Employees becomes a member of an eligible class, such Employee will participate immediately if such Employee has satisfied the minimum age and service requirements and would have otherwise previously become a Participant.

3.3     DETERMINATION OF ELIGIBILITY

     The Administrator shall determine the eligibility of each Employee for participation in the Plan based upon information furnished by the Employer. Such determination shall be conclusive and binding upon all persons, as long as the same is made pursuant to the Plan and the Act. Such determination shall be subject to review per Section 2.9.

3.4     TERMINATION OF ELIGIBILITY

               (a) In the event a Participant shall go from a classification of an Eligible Employee to an ineligible Employee, such Former Participant shall continue to vest in his interest in the Plan for each Year of Service completed while a noneligible Employee, until such time as his Participant's Account shall be forfeited or distributed pursuant to the terms of the Plan. Additionally, his interest in the Plan shall continue to share in the earnings of the Trust Fund.

               (b) In the event a Participant is no longer a member of an eligible class of Employees and becomes ineligible to participate but has not incurred a 1-Year Break in Service, such Employee will participate immediately upon returning to an eligible class of Employees. If such Participant incurs a 1-Year Break in Service, eligibility will be determined under the break in service rules of the Plan.

3.5     OMISSION OF ELIGIBLE EMPLOYEE

     If, in any Plan Year, any Employee who should be included as a Participant in the Plan is erroneously omitted and discovery of such omission is not made until after a contribution by his Employer for the year has been made, the Employer shall make a subsequent contribution with respect to the omitted

Employee in the amount which the said Employer would have contributed with respect to him had he not been omitted. Such contribution shall be made regardless of whether or not it is deductible in whole or in part in any taxable year under applicable provisions of the Code.

3.6     INCLUSION OF INELIGIBLE EMPLOYEE

     If, in any Plan Year, any person who should not have been included as a Participant in the Plan is erroneously included and discovery of such incorrect inclusion is not made until after a contribution for the year has been made, the Employer shall not be entitled to recover the contribution made with respect to the ineligible person regardless of whether or not a deduction is allowable with respect to such contribution. In such event, the amount contributed with respect to the ineligible person shall constitute a Forfeiture (except for Deferred Compensation which shall be distributed to the ineligible person) for the Plan Year in which the discovery is made.

3.7     ELECTION NOT TO PARTICIPATE

     An Employee may, subject to the approval of the Employer, elect voluntarily not to participate in the Plan. The election not to participate must be communicated to the Employer, in writing, at least thirty (30) days before the beginning of a Plan Year.
                                   ARTICLE IV
                           CONTRIBUTION AND ALLOCATION

4.1     FORMULA FOR DETERMINING EMPLOYER CONTRIBUTION

     For each Plan Year, the Employer shall contribute to the Plan:

               (a) The amount of the total salary reduction elections of all Participants made pursuant to Section 4.2(a), which amount shall be deemed an Employer Elective Contribution.

               (b) On behalf of each Participant who is eligible to share in matching contributions for the Plan Year, a matching contribution equal to 100% of each such Participant's Deferred Compensation, which amount shall be deemed an Employer Non-Elective Contribution. Matching contributions shall be made in Company Stock or, if made in cash, shall be converted to Company Stock, and shall be subject to the diversification requirements of Section 4.12.

               Except, however, in applying the matching percentage specified above, only salary reductions up to 5% of eligible Compensation shall be considered. For an Employee's initial year of participation, Compensation shall be counted from his date of participation in the Plan.

               (c) A discretionary amount, which amount, if any, shall be deemed an Employer Non-Elective Contribution.

               (d) Additionally, to the extent necessary, the Employer shall contribute to the Plan the amount necessary to provide the top heavy minimum contribution. All contributions by the Employer shall be made in cash or in such property as is acceptable to the Trustee.

4.2     PARTICIPANT'S SALARY REDUCTION ELECTION

               (a) Each Participant may elect to defer from 1% to 15% of his Compensation which would have been received in the Plan Year, but for the deferral election. A deferral election (or modification of an earlier election) may not be made with respect to Compensation which is currently available on or before the date the Participant executed such election. For purposes of this Section, Compensation shall be determined prior to any reductions made pursuant to Code Sections 125, 402(e)(3), 402(h)(1)(B), 403(b) or 457(b), and Employee contributions described in Code Section 414(h)(2) that are treated as Employer contributions.

               The amount by which Compensation is reduced shall be that Participant's Deferred Compensation and be treated as an Employer Elective Contribution and allocated to that Participant's Elective Account.

               (b) The balance in each Participant's Elective Account shall be fully Vested at all times and shall not be subject to Forfeiture for any reason.

               (c) Notwithstanding anything in the Plan to the contrary, amounts held in the Participant's Elective Account may not be distributable (including any offset of loans) earlier than:

                    (1) a Participant's separation from service, Total and Permanent Disability, or death;

                    (2) a Participant's attainment of age 59 1/2;

                    (3) the termination of the Plan without the establishment or existence of a "successor plan," as that term is described in Regulation 1.401(k)-1(d)(3);

                    (4) the date of disposition by the Employer to an entity that is not an Affiliated Employer of substantially all of the assets (within the meaning of Code Section 409(d)(2)) used in a trade or business of such corporation if such corporation continues to maintain this Plan after the disposition with respect to a Participant who continues employment with the corporation acquiring such assets;

                    (5) the date of disposition by the Employer or an Affiliated Employer who maintains the Plan of its interest in a subsidiary (within the meaning of Code Section 409(d)(3)) to an entity which is not an Affiliated Employer but only with respect to a Participant who continues employment with such subsidiary; or

                    (6) the proven financial hardship of a Participant, subject to the limitations of Section 7.12.

                    (d) For each Plan Year, a Participant's Deferred Compensation made under this Plan and all other plans, contracts or arrangements of the Employer maintaining this Plan shall not exceed, during any taxable year of the Participant, the limitation imposed by Code Section 402(g), as in effect at the beginning of such taxable year. If such dollar limitation is exceeded, a Participant will be deemed to have notified the Administrator of such excess amount which shall be distributed in a manner consistent with Section 4.2(f). The dollar limitation shall be adjusted annually pursuant to the method provided in Code Section 415(d) in accordance with Regulations.

                    (e) In the  event a  Participant  has  received  a  hardship distribution from his Participant's  Elective Account pursuant to
               Section 7.12(b) or pursuant to Regulation 1.401(k)-1(d)(2)(iv)(B) from any other plan maintained by the Employer, then such Participant shall not be permitted to elect to have Deferred Compensation contributed to the Plan on his behalf for a period of twelve (12) months following the receipt of the distribution. Furthermore, the dollar limitation under Code Section 402(g) shall be reduced, with respect to the Participant's taxable year following the taxable year in which the hardship distribution was made, by the amount of such Participant's Deferred Compensation, if any, pursuant to this Plan (and any other plan maintained by the Employer) for the taxable year of the hardship distribution.

                    (f) If a Participant's Deferred Compensation under this Plan together with any elective deferrals (as defined in Regulation 1.402(g)-1(b)) under another qualified cash or deferred arrangement (as defined in Code Section 401(k)), a simplified employee pension (as defined in Code Section 408(k)), a salary reduction arrangement (within the meaning of Code Section 3121(a)(5)(D)), a deferred compensation plan under Code Section 457(b), or a trust described in Code Section 501(c)(18) cumulatively exceed the limitation imposed by Code Section 402(g) (as adjusted annually in accordance with the method provided in Code Section 415(d) pursuant to Regulations) for such Participant's taxable year, the Participant may, not later than March 1 following the close of the Participant's taxable year, notify the Administrator in writing of such excess and request that his Deferred Compensation under this Plan be reduced by an amount specified by the Participant. In such event, the Administrator may direct the Trustee to distribute such excess amount (and any Income allocable to such excess amount) to the Participant not later than the first April 15th following the close of the Participant's taxable year. Any distribution of less than the entire amount of Excess Deferred Compensation and Income shall be treated as a pro rata distribution of Excess Deferred Compensation and Income. The amount distributed shall not exceed the Participant's Deferred Compensation under the Plan for the taxable year (and any Income allocable to such excess amount). Any distribution on or before the last day of the Participant's taxable year must satisfy each of the following conditions:

                    (1) the distribution must be made after the date on which the Plan received the Excess Deferred Compensation;

                    (2) the Participant shall designate the distribution as Excess Deferred Compensation; and

                    (3)  the  Plan  must   designate  the   distribution   as  a
                    distribution of Excess Deferred Compensation.

                    Any distribution  made pursuant to this Section 4.2(f) shall be made first from unmatched Deferred Compensation and, thereafter, from Deferred Compensation which is matched. Matching contributions which relate to such Deferred Compensation shall be forfeited.

                    (g) Notwithstanding Section 4.2(f) above, a Participant's Excess Deferred Compensation shall be reduced, but not below zero, by any distribution of Excess Contributions pursuant to
               Section 4.6(a) for the Plan Year beginning with or within the taxable year of the Participant.

                    (h) Employer  Elective  Contributions  made pursuant to this
               Section may be segregated into a separate account for each Participant in a federally insured savings account, certificate of deposit in a bank or savings and loan association, money market certificate, or other short-term debt security acceptable to the Trustee until such time as the allocations pursuant to
               Section 4.4 have been made.

                    (i) The Employer and the  Administrator  shall implement the salary reduction elections provided for herein in accordance with the following:

                    (1) A Participant must make his initial salary deferral election within a reasonable time, not to exceed thirty (30) days, after entering the Plan pursuant to Section 3.2. If the Participant fails to make an initial salary deferral election within such time, then such Participant may thereafter make an election in accordance with the rules governing modifications. The Participant shall make such an election by entering into a written salary reduction agreement with the Employer and filing such agreement with the Administrator. Such election shall initially be effective beginning with the pay period following the acceptance of the salary reduction agreement by the Administrator, shall not have retroactive effect and shall remain in force until revoked.

                    (2) A Participant may modify a prior election during the Plan Year and concurrently make a new election by filing a written notice with the Administrator within a reasonable time before the pay period for which such modification is to be effective. However, modifications to a salary deferral election shall only be permitted quarterly, during election periods established by the Administrator prior to the first day of each Plan Year quarter. Any modification shall not have retroactive effect and shall remain in force until revoked.

                    (3) A Participant may elect to prospectively revoke his salary reduction agreement in its entirety at any time during the Plan Year by providing the Administrator with thirty (30) days written notice of such revocation (or upon such shorter notice period as may be acceptable to the Administrator). Such revocation shall become effective as of the beginning of the first pay period coincident with or next following the expiration of the notice period. Furthermore, the termination of the Participant's employment, or the cessation of participation for any reason, shall be deemed to revoke any salary reduction agreement then in effect, effective immediately following the close of the pay period within which such termination or cessation occurs.

4.3     TIME OF PAYMENT OF EMPLOYER CONTRIBUTION

     Employer contributions will be paid in cash, Company Stock or other property as the Employer may from time to time determine. Company Stock and other property will be valued at their then fair market value. The Employer shall generally pay to the Trustee its contribution to the Plan for each Plan Year, within the time prescribed by law, including extensions of time, for the filing of the Employer federal income tax return for the Fiscal Year.

     However, Employer Elective Contributions accumulated through payroll deductions shall be paid to the Trustee as of the earliest date on which such contributions can reasonably be segregated from the Employer general assets, but in any event no later than the 15th business day of the month following the month during which such amounts would otherwise have been payable to the Participant in cash. The provisions of Department of Labor regulations 2510.3-102 are incorporated herein by reference. Furthermore, any additional Employer contributions which are allocable to the Participant's Elective Account for a Plan Year shall be paid to the Plan no later than the twelve-month period immediately following the close of such Plan Year.

4.4     ALLOCATION OF CONTRIBUTION, FORFEITURES AND EARNINGS

               (a) The Administrator shall establish and maintain an account in the name of each Participant to which the Administrator shall credit no later than as of each Anniversary Date all amounts allocated to each such Participant as set forth herein.

               (b) The Employer shall provide the Administrator with all information required by the Administrator to make a proper allocation of the Employer contributions for each Plan Year. Within a reasonable period of time after the date of receipt by the Administrator of such information, the Administrator shall allocate such contribution as follows:

                    (1) With respect to the Employer Elective Contribution made pursuant to Section 4.1(a), to each Participant's Elective Account in an amount equal to each such Participant's Deferred Compensation for the year.

                    (2) With respect to the Employer Non-Elective Contribution made pursuant to Section 4.1(b), to each Participant's Account in accordance with Section 4.1(b).

                    Any Participant actively employed during the Plan Year shall be eligible to share in the matching contribution for the Plan Year.

                    (3) With respect to the Employer Non-Elective Contribution made pursuant to Section 4.1(c), to each Participant's Account in the same proportion that each such Participant's Compensation for the year bears to the total Compensation of all Participants for such year.

                    Only Participants who have completed a Year of Service during the Plan Year and are actively employed on the last day of the Plan Year shall be eligible to share in the discretionary contribution for the year.

               (c) The Company Stock Account of each Participant shall be credited as of each Anniversary Date with Forfeitures of Company Stock and his allocable share of Company Stock (including fractional shares) purchased and paid for by the Plan or contributed in kind by the Employer. Stock dividends on Company Stock held in his Company Stock Account shall be credited to his Company Stock Account when paid. Cash dividends on Company Stock held in his Company Stock Account shall be credited to his Other Investments Account when paid.

               (d) As of each Valuation Date, any earnings or losses (net appreciation or net depreciation) of the Trust Fund shall be allocated in the same proportion that each Participant's and Former Participant's time weighted average (based on beginning year base) nonsegregated accounts (other than each Participant's Company Stock Account) bear to the total of all Participants' and Former Participants' time weighted average (based on beginning year base) nonsegregated accounts (other than Participants' Company Stock Accounts) as of such date. Earnings or losses with respect to a Participant's Directed Account shall be allocated in accordance with
          Section 4.12.

               Participants' transfers from other qualified plans deposited in the general Trust Fund shall share in any earnings and losses (net appreciation or net depreciation) of the Trust Fund in the same manner provided above. Each segregated account maintained on behalf of a Participant shall be credited or charged with its separate earnings and losses.

               (e) As of each Anniversary Date any amounts which became Forfeitures since the last Anniversary Date shall first be made available to reinstate previously forfeited account balances of Former Participants, if any, in accordance with Section 7.4(f)(2). The remaining Forfeitures, if any, shall be allocated to Participants' Accounts and used to reduce the contribution of the Employer hereunder for the Plan Year in which such Forfeitures occur in the following manner:

                    (1) Forfeitures attributable to Employer matching contributions made pursuant to Section 4.1(b) shall be used to reduce the Employer contribution for the Plan Year in which such Forfeitures occur.

                    (2) Forfeitures attributable to Employer discretionary contributions made pursuant to Section 4.1(c) shall be added to any Employer discretionary contribution for the Plan Year in which such Forfeitures occur and allocated among the Participants' Accounts in the same manner as any Employer discretionary contribution.

               Provided, however, that in the event the allocation of Forfeitures provided herein shall cause the "annual addition" (as defined in Section 4.9) to any Participant's Account to exceed the amount allowable by the Code, the excess shall be reallocated in accordance with Section 4.10.

               (f) For any Top Heavy Plan Year, Employees not otherwise eligible to share in the allocation of contributions and Forfeitures as provided above, shall receive the minimum allocation provided for in
          Section  4.4(h) if  eligible  pursuant  to the  provisions  of Section
          4.4(j).

               (g) Notwithstanding the foregoing, Participants who are not actively employed on the last day of the Plan Year due to Retirement (Early, Normal or Late), Total and Permanent Disability or death shall share in the allocation of contributions and Forfeitures for that Plan Year.

               (h)  Minimum  Allocations  Required  for Top  Heavy  Plan  Years:
          Notwithstanding the foregoing, for any Top Heavy Plan Year, the sum of the Employer contributions and Forfeitures allocated to the Participant's Combined Account of each Employee shall be equal to at least three percent (3%) of such Employee's "415 Compensation" (reduced by contributions and forfeitures, if any, allocated to each Employee in any defined contribution plan included with this plan in a Required Aggregation Group). However, if (1) the sum of the Employer contributions and Forfeitures allocated to the Participant's Combined Account of each Key Employee for such Top Heavy Plan Year is less than three percent (3%) of each Key Employee's "415 Compensation" and (2) this Plan is not required to be included in an Aggregation Group to enable a defined benefit plan to meet the requirements of Code Section 401(a)(4) or 410, the sum of the Employer contributions and Forfeitures allocated to the Participant's Combined Account of each Employee shall be equal to the largest percentage allocated to the Participant's Combined Account of any Key Employee. However, in determining whether a Non-Key Employee has received the required minimum allocation, such Non-Key Employee's Deferred Compensation and matching contributions needed to satisfy the "Actual Contribution Percentage" tests pursuant to Section 4.7(a) shall not be taken into account.

               However, no such minimum allocation shall be required in this Plan for any Employee who participates in another defined contribution plan subject to Code Section 412 included with this Plan in a Required Aggregation Group.

               (i) For purposes of the minimum allocations set forth above, the percentage allocated to the Participant's Combined Account of any Key Employee shall be equal to the ratio of the sum of the Employer contributions and Forfeitures allocated on behalf of such Key Employee divided by the "415 Compensation" for such Key Employee.

               (j) For any Top Heavy Plan Year, the minimum allocations set forth above shall be allocated to the Participant's Combined Account of all Employees who are Participants and who are employed by the Employer on the last day of the Plan Year, including Employees who have (1) failed to complete a Year of Service; and (2) declined to make mandatory contributions (if required) or, in the case of a cash or deferred arrangement, elective contributions to the Plan.

               (k) In lieu of the above, in any Plan Year in which an Employee is a Participant in both this Plan and a defined benefit pension plan included in a Required Aggregation Group which is top heavy, the Employer shall not be required to provide such Employee with both the full separate defined benefit plan minimum benefit and the full separate defined contribution plan minimum allocation.

               Therefore, for any Plan Year when the Plan is a Top Heavy Plan, an Employee who is participating in this Plan and a defined benefit plan maintained by the Employer shall receive a minimum monthly accrued benefit in the defined benefit plan equal to the product of
          (1) one-twelfth (1/12th) of "415 Compensation"  averaged over the five
          (5) consecutive "limitation years" (or actual "limitation years," if less) which produce the highest average and (2) the lesser of (i) two percent (2%) multiplied by years of service when the plan is top heavy or (ii) twenty percent (20%).

               (l) For the purposes of this Section, "415 Compensation" shall be limited to $150,000. Such amount shall be adjusted for increases in the cost of living in accordance with Code Section 401(a)(17), except that the dollar increase in effect on January 1 of any calendar year shall be effective for the Plan Year beginning with or within such calendar year. For any short Plan Year the "415 Compensation" limit shall be an amount equal to the "415 Compensation" limit for the calendar year in which the Plan Year begins multiplied by the ratio obtained by dividing the number of full months in the short Plan Year by twelve (12).

               (m) Notwithstanding anything herein to the contrary, Participants who terminated employment for any reason during the Plan Year shall share in the salary reduction contributions made by the Employer for the year of termination without regard to the Hours of Service credited.

               (n) If a Former Participant is reemployed after five (5) consecutive 1-Year Breaks in Service, then separate accounts shall be maintained as follows:

                    (1) one account for nonforfeitable benefits attributable to pre-break service; and

                    (2)  one  account   representing  his  status  in  the  Plan
                    attributable to post-break service.

4.5     ACTUAL DEFERRAL PERCENTAGE TESTS

               (a) Maximum Annual Allocation: For each Plan Year, the annual allocation derived from Employer Elective Contributions to a Participant's Elective Account shall satisfy one of the following tests:

                    (1) The "Actual Deferral Percentage" for the Highly Compensated Participant group shall not be more than the "Actual Deferral Percentage" of the Non-Highly Compensated Participant group multiplied by 1.25, or

                    (2) The excess of the "Actual Deferral Percentage" for the Highly Compensated Participant group over the "Actual Deferral Percentage" for the Non-Highly Compensated Participant group shall not be more than two percentage points. Additionally, the "Actual Deferral Percentage" for the Highly Compensated Participant group shall not exceed the "Actual Deferral Percentage" for the Non-Highly Compensated Participant group multiplied by 2. The provisions of Code Section 401(k)(3) and Regulation 1.401(k)-1(b) are incorporated herein by reference.

                    However, in order to prevent the multiple use of the alternative method described in (2) above and in Code
                    Section 401(m)(9)(A), any Highly Compensated Participant eligible to make elective deferrals pursuant to Section 4.2 and to make Employee contributions or to receive matching contributions under this Plan or under any other plan maintained by the Employer or an Affiliated Employer shall have a combination of his actual deferral ratio and his actual contribution ratio reduced pursuant to Regulation 1.401(m)-2, the provisions of which are incorporated herein by reference.

               (b) For the purposes of this Section "Actual Deferral Percentage" means, with respect to the Highly Compensated Participant group and Non-Highly Compensated Participant group for a Plan Year, the average of the ratios, calculated separately for each Participant in such group, of the amount of Employer Elective Contributions allocated to each Highly Compensated Participant's Elective Account for such Plan Year and to each such Non-Highly Compensated Participant's Elective Account for the preceding Plan Year, to such Participant's "414(s) Compensation" for the applicable Plan Year. The actual deferral ratio for each Participant and the "Actual Deferral Percentage" for each group shall be calculated to the nearest one-hundredth of one percent. Employer Elective Contributions allocated to each Non-Highly Compensated Participant's Elective Account for the preceding Plan Year shall be reduced by Excess Deferred Compensation for the preceding Plan Year to the extent such excess amounts are made under this Plan or any other plan maintained by the Employer.

               (c) For the purposes of Sections 4.5(a) and 4.6, a Highly Compensated Participant and a Non-Highly Compensated Participant shall include any Employee eligible to make a deferral election pursuant to
          Section 4.2, whether or not such deferral election was made or suspended pursuant to Section 4.2.

               (d) For purposes of this Section and Code Sections 401(a)(4), 410(b) and 401(k), this Plan may not be combined with any other plan.

4.6     ADJUSTMENT TO ACTUAL DEFERRAL PERCENTAGE TESTS

     In the event that the initial allocations of the Employer Elective Contributions made pursuant to Section 4.4 do not satisfy one of the tests set forth in Section 4.5(a), the Administrator shall adjust Excess Contributions pursuant to the options set forth below:

               (a) On or before the fifteenth day of the third month following the end of each Plan Year, the Highly Compensated Participant having the greatest actual deferral ratio shall have his actual deferral ratio reduced until one of the tests set forth in Section 4.5(a) is satisfied, or until his actual deferral ratio equals the actual deferral ratio of the Highly Compensated Participant having the second largest actual deferral ratio. This process shall continue until one of the tests set forth in Section 4.5(a) is satisfied. Once one of the tests set forth in Section 4.5(a) is satisfied, the total dollar amount of Elective Contributions represented by such reduction or reductions in actual deferral ratio or ratios shall be identified as the total amount of Excess Contributions to be distributed. These Excess Contributions will be attributed to and distributed from the accounts of Highly Compensated Employees as follows. The Elective Contribution for the Highly Compensated Employee with the largest Elective Contribution shall be reduced until either a) the total amount of Excess Contributions is distributed, or b) the Elective Contribution for the Highly Compensated Employee with the greatest Elective Contribution is reduced to the level of the Elective Contribution for the Highly Compensated Employee with the next greatest Elective Contribution. This process shall continue until the total amount of Excess Contributions is distributed.

                    (1) With respect to the distribution of Excess Contributions pursuant to (a) above, such distribution:

                        (i) may be postponed but not later than the close of the Plan Year following the Plan Year to which they are allocable;

                        (ii) shall be adjusted for Income; and

                        (iii) shall be designated by the Employer as a distribution of Excess Contributions (and Income).

                    (2) Any distribution of less than the entire amount of Excess Contributions and Income shall be treated as a pro rata distribution of Excess Contributions and Income.

                    (3) Matching contributions which relate to Excess Contributions shall be forfeited unless the related matching contribution is distributed as an Excess Aggregate Contribution pursuant to Section 4.8.

               (b) Within twelve (12) months after the end of the Plan Year, the Employer may make a special Qualified Non-Elective Contribution on behalf of Non-Highly Compensated Participants electing salary reductions pursuant to Section 4.2 in an amount sufficient to satisfy one of the tests set forth in Section 4.5(a). Such contribution shall be allocated to the Participant's Elective Account of each Non-Highly Compensated Participant electing salary reductions pursuant to Section
          4.2 in the same proportion that each such Non-Highly Compensated Participant's Deferred Compensation for the year bears to the total Deferred Compensation of all such Non-Highly Compensated Participants.

               (c) If during a Plan Year the projected aggregate amount of Elective Contributions to be allocated to all Highly Compensated Participants under this Plan would, by virtue of the tests set forth in Section 4.5(a), cause the Plan to fail such tests, then the Administrator may automatically reduce proportionately or in the order provided in Section 4.6(a) each affected Highly Compensated Participant's deferral election made pursuant to Section 4.2 by an amount necessary to satisfy one of the tests set forth in Section 4.5(a).

4.7     ACTUAL CONTRIBUTION PERCENTAGE TESTS

               (a)  The  "Actual   Contribution   Percentage"   for  the  Highly
          Compensated Participant group shall not exceed the greater of:

                    (1) 125 percent of such percentage for the Non-Highly Compensated Participant group; or

                    (2) the lesser of 200 percent of such percentage for the Non-Highly Compensated Participant group, or such percentage for the Non-Highly Compensated Participant group plus 2 percentage points. However, to prevent the multiple use of the alternative method described in this paragraph and Code
                    Section 401(m)(9)(A), any Highly Compensated Participant eligible to make elective deferrals pursuant to Section 4.2 or any other cash or deferred arrangement maintained by the Employer or an Affiliated Employer and to make Employee contributions or to receive matching contributions under this Plan or under any other plan maintained by the Employer or an Affiliated Employer shall have a combination of his actual deferral ratio and his actual contribution ratio reduced pursuant to Regulation 1.401(m)-2. The provisions of Code Section 401(m) and Regulations 1.401(m)-1(b) and 1.401(m)-2 are incorporated herein by reference.

               (b) For the purposes of this Section and Section 4.8, "Actual Contribution Percentage" for a Plan Year means, with respect to the Highly Compensated Participant group and Non-Highly Compensated Participant group, the average of the ratios (calculated separately for each Participant in each group) of:

                    (1) the sum of Employer matching contributions made pursuant to Section 4.1(b) on behalf of each such Highly Compensated participant for such Plan Year and each Non-Highly Compensated Participant for the preceding Plan Year; to

                    (2)  the   Participant's   "414(s)   Compensation"  for  the
                    applicable Plan Year.

               (c) For purposes of determining the "Actual Contribution Percentage" and the amount of Excess Aggregate Contributions pursuant to Section 4.8(d), only Employer matching contributions contributed to the Plan prior to the end of the succeeding Plan Year shall be considered. In addition, the Administrator may elect to take into account, with respect to Employees eligible to have Employer matching contributions pursuant to Section 4.1(b) allocated to their accounts, elective deferrals (as defined in Regulation 1.402(g)-1(b)) and qualified non-elective contributions (as defined in Code Section 401(m)(4)(C)) contributed to any plan maintained by the Employer. Such elective deferrals and qualified non-elective contributions shall be treated as Employer matching contributions subject to Regulation 1.401(m)-1(b)(5) which is incorporated herein by reference. However, the Plan Year must be the same as the plan year of the plan to which the elective deferrals and the qualified non-elective contributions are made.

               (d) For purposes of this Section and Code Sections 401(a)(4), 410(b) and 401(m), this Plan may not be combined with any other plan.

               (e) For purposes of Sections 4.7(a) and 4.8, a Highly Compensated Participant and Non-Highly Compensated Participant shall include any Employee eligible to have Employer matching contributions pursuant to
          Section 4.1(b) (whether or not a deferral election was made or suspended pursuant to Section 4.2(e)) allocated to his account for the Plan Year.

4.8     ADJUSTMENT TO ACTUAL CONTRIBUTION PERCENTAGE TESTS

               (a) In the event that the "Actual  Contribution  Percentage"  for the Highly Compensated Participant group exceeds the "Actual Contribution Percentage" for the Non-Highly Compensated Participant
          group pursuant to Section 4.7(a), the Highly Compensated Participant having the greatest actual contribution ratio shall have his actual contribution ratio reduced until one of the tests set forth in Section 4.7(a) is satisfied, or until his actual contribution ratio equals the actual contribution ratio of the Highly Compensated Participant having the second largest actual contribution ratio. This process shall continue  until  one of the  tests  set  forth in  Section  4.7(a)  is satisfied. Once one of the tests set forth in Section 4.7(a) is satisfied, the total dollar amount of aggregate contributions represented by such reduction or reductions in actual contribution ratio or ratios shall be identified as the total amount of Excess Aggregate Contributions to be distributed and/or forfeited. These Excess Aggregate Contributions will be attributed to and distributed (with income), if vested, or forfeited (with income), if not vested from the accounts of Highly Compensated Employees as follows. The matching contribution for the Highly Compensated Employee with the largest matching contribution shall be reduced until either a) the total amount of Excess Aggregate Contributions is distributed, or b) the matching contributions for the Highly Compensated Employee with the greatest matching contributions is reduced to the level of the matching contributions for the Highly Compensated Employee with the next greatest matching contributions. This process shall continue until all Excess Aggregate Contributions are eliminated. Excess Aggregate Contributions shall be distributed to or forfeited by Highly Compensated Participants on or before the fifteenth day of the third month following the end of the Plan Year, but in no event later than the close of the following Plan Year.

          To the extent necessary to affect correction, distributions and forfeitures shall occur proportionately from the vested portion of a Highly Compensated Employee's aggregate contributions (and Income allocable to such contributions) and, if forfeitable, from the non-Vested Excess Aggregate Contributions attributable to Employer matching contributions (and Income allocable to such forfeitures). If the correction of Excess Aggregate Contributions attributable to Employer matching contributions is not in proportion to the Vested and non-Vested portion of such contributions, then the Vested portion of the Participant's Account attributable to Employer matching contributions after the correction shall be subject to Section 7.5(k).

               (b) Any distribution and/or Forfeiture of less than the entire amount of Excess Aggregate Contributions (and Income) shall be treated as a pro rata distribution and/or Forfeiture of Excess Aggregate Contributions and Income. Distribution of Excess Aggregate Contributions shall be designated by the Employer as a distribution of Excess Aggregate Contributions (and Income). Forfeitures of Excess Aggregate Contributions shall be treated in accordance with Section 4.4.

               (c) Excess Aggregate Contributions, including forfeited matching contributions, shall be treated as Employer contributions for purposes of Code Sections 404 and 415 even if distributed from the Plan.

               Forfeited matching contributions that are reallocated to Participants' Accounts for the Plan Year in which the forfeiture occurs shall be treated as an "annual addition" pursuant to Section 4.9(b) for the Participants to whose Accounts they are reallocated and for the Participants from whose Accounts they are forfeited.

               (d) For each Highly Compensated Participant, the amount of Excess Aggregate Contributions is equal to the Employer matching contributions made pursuant to Section 4.1(b), and any qualified non-elective contributions or elective deferrals taken into account pursuant to Section 4.7(c) on behalf of the Highly Compensated Participant (determined prior to the application of this paragraph) minus the amount determined by multiplying the Highly Compensated Participant's actual contribution ratio (determined after application of this paragraph) by his "414(s) Compensation." The actual contribution ratio must be rounded to the nearest one-hundredth of one percent. In no case shall the amount of Excess Aggregate Contribution with respect to any Highly Compensated Participant exceed the amount of Employer matching contributions made pursuant to Section 4.1(b), and any qualified non-elective contributions or elective deferrals taken into account pursuant to Section 4.7(c) on behalf of such Highly Compensated Participant for such Plan Year.

               (e) The determination of the amount of Excess Aggregate Contributions with respect to any Plan Year shall be made after first determining the Excess Contributions, if any, to be treated as voluntary Employee contributions due to recharacterization for the plan year of any other qualified cash or deferred arrangement (as defined in Code Section 401(k)) maintained by the Employer that ends with or within the Plan Year.

               (f) If during a Plan Year the projected aggregate amount of Employer matching contributions to be allocated to all Highly Compensated Participants under this Plan would, by virtue of the tests set forth in Section 4.7(a), cause the Plan to fail such tests, then the Administrator may automatically reduce proportionately or in the order provided in Section 4.8(a) each affected Highly Compensated Participant's projected share of such contributions by an amount necessary to satisfy one of the tests set forth in Section 4.7(a).

               (g) Notwithstanding the above, within twelve (12) months after the end of the Plan Year, the Employer may make a special Qualified Non-Elective Contribution on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy one of the tests set forth in Section 4.7(a). Such contribution shall be allocated to the Participant's Account of each Non-Highly Compensated Participant in the same proportion that each Non-Highly Compensated Participant's Compensation for the year bears to the total Compensation of all

          Non-Highly Compensated Participants. A separate accounting of any special Qualified Non-Elective Contribution shall be maintained in the Participant's Account.

4.9     MAXIMUM ANNUAL ADDITIONS

               (a) Notwithstanding the foregoing, the maximum "annual additions" credited to a Participant's accounts for any "limitation year" shall equal the lesser of: (1) $30,000 adjusted annually as provided in Code
          Section 415(d) pursuant to the Regulations, or (2) twenty-five percent (25%) of the Participant's "415 Compensation" for such "limitation year." For any short "limitation year," the dollar limitation in (1) above shall be reduced by a fraction, the numerator of which is the number of full months in the short "limitation year" and the denominator of which is twelve (12).

               (b) For purposes of applying the limitations of Code Section 415, "annual additions" means the sum credited to a Participant's accounts for any "limitation year" of (1) Employer contributions, (2) Employee contributions, (3) forfeitures, (4) amounts allocated, after March 31, 1984, to an individual medical account, as defined in Code Section 415(l)(2) which is part of a pension or annuity plan maintained by the Employer and (5) amounts derived from contributions paid or accrued after December 31, 1985, in taxable years ending after such date, which are attributable to post-retirement medical benefits allocated to the separate account of a key employee (as defined in Code Section 419A(d)(3)) under a welfare benefit plan (as defined in Code Section 419(e)) maintained by the Employer. Except, however, the "415 Compensation" percentage limitation referred to in paragraph (a)(2) above shall not apply to: (1) any contribution for medical benefits (within the meaning of Code Section 419A(f)(2)) after separation from service which is otherwise treated as an "annual addition," or (2) any amount otherwise treated as an "annual addition" under Code Section 415(l)(1).

               (c) For purposes of applying the limitations of Code Section 415, the transfer of funds from one qualified plan to another is not an "annual addition." In addition, the following are not Employee contributions for the purposes of Section 4.9(b)(2): (1) rollover contributions (as defined in Code Sections 402(e)(6), 403(a)(4), 403(b)(8) and 408(d)(3)); (2) repayments of loans made to a Participant from the Plan; (3) repayments of distributions received by an Employee pursuant to Code Section 411(a)(7)(B) (cash-outs); (4) repayments of distributions received by an Employee pursuant to Code
          Section 411(a)(3)(D) (mandatory contributions); and (5) Employee contributions to a simplified employee pension excludable from gross income under Code Section 408(k)(6).

               (d) For purposes of applying the limitations of Code Section 415, the "limitation year" shall be the Plan Year.

               (e) For the purpose of this Section, all qualified defined benefit plans (whether terminated or not) ever maintained by the Employer shall be treated as one defined benefit plan, and all qualified defined contribution plans (whether terminated or not) ever maintained by the Employer shall be treated as one defined contribution plan.

               (f) For the purpose of this Section, if the Employer is a member of a controlled group of corporations, trades or businesses under common control (as defined by Code Section 1563(a) or Code Section 414(b) and (c) as modified by Code Section 415(h)), is a member of an affiliated service group (as defined by Code Section 414(m)), or is a member of a group of entities required to be aggregated pursuant to Regulations under Code Section 414(o), all Employees of such Employers shall be considered to be employed by a single Employer.

               (g)  For the  purpose  of this  Section,  if this  Plan is a Code
          Section 413(c) plan, each Employer who maintains this Plan will be considered to be a separate Employer.

               (h)(1) If a Participant participates in more than one defined contribution plan maintained by the Employer which have different Anniversary Dates, the maximum "annual additions" under this Plan shall equal the maximum "annual additions" for the "limitation year" minus any "annual additions" previously credited to such Participant's accounts during the "limitation year."

               (2) If a Participant participates in both a defined contribution plan subject to Code Section 412 and a defined contribution plan not subject to Code Section 412 maintained by the Employer which have the same Anniversary Date, "annual additions" will be credited to the Participant's accounts under the defined contribution plan subject to Code Section 412 prior to crediting "annual additions" to the Participant's accounts under the defined contribution plan not subject to Code Section 412.

               (3) If a Participant participates in more than one defined contribution plan not subject to Code Section 412 maintained by the Employer which have the same Anniversary Date, the maximum "annual additions" under this Plan shall equal the product of (A) the maximum "annual additions" for the "limitation year" minus any "annual additions" previously credited under subparagraphs
               (1) or (2) above, multiplied by (B) a fraction (i) the numerator of which is the "annual additions" which would be credited to such Participant's accounts under this Plan without regard to the limitations of Code Section 415 and (ii) the denominator of which is such "annual additions" for all plans described in this subparagraph.

               (i) For Plan Years beginning before January 1, 2000, if an Employee is (or has been) a Participant in one or more defined benefit plans and one or more defined contribution plans maintained by the Employer, the sum of the defined benefit plan fraction and the defined contribution plan fraction for any "limitation year" may not exceed 1.0.

               (j) The defined benefit plan fraction for any "limitation year" prior to January 1, 2000 is a fraction, the numerator of which is the sum of the Participant's projected annual benefits under all the defined benefit plans (whether or not terminated) maintained by the Employer, and the denominator of which is the lesser of 125 percent of the dollar limitation determined for the "limitation year" under Code Sections 415(b) and (d) or 140 percent of the highest average compensation, including any adjustments under Code Section 415(b).

               Notwithstanding the above, if the Participant was a Participant as of the first day of the first "limitation year" beginning after December 31, 1986, in one or more defined benefit plans maintained by the Employer which were in existence on May 6, 1986, the denominator of this fraction will not be less than 125 percent of the sum of the annual benefits under such plans which the Participant had accrued as of the close of the last "limitation year" beginning before January 1, 1987, disregarding any changes in the terms and conditions of the plan after May 5, 1986. The preceding sentence applies only if the defined benefit plans individually and in the aggregate satisfied the requirements of Code Section 415 for all "limitation years" beginning before January 1, 1987.

               (k) For Plan  Years  beginning  prior to  January  1,  2000,  the defined contribution plan fraction for any "limitation year" is a fraction, the numerator of which is the sum of the annual additions to the Participant's Account under all the defined contribution plans (whether or not terminated) maintained by the Employer for the current and all prior "limitation years" (including the annual additions attributable to the Participant's nondeductible Employee contributions to all defined benefit plans, whether or not terminated, maintained by the Employer, and the annual additions attributable to all welfare benefit funds, as defined in Code Section 419(e), and individual medical accounts, as defined in Code Section 415(l)(2), maintained by the Employer), and the denominator of which is the sum of the maximum aggregate amounts for the current and all prior "limitation years" of service with the Employer (regardless of whether a defined contribution plan was maintained by the Employer). The maximum aggregate amount in any "limitation year" is the lesser of 125 percent of the dollar limitation determined under Code Sections 415(b) and (d) in effect under Code Section 415(c)(1)(A) or 35 percent of the Participant's Compensation for such year.

               If the Employee was a Participant as of the end of the first day of the first "limitation year" beginning after December 31, 1986, in one or more defined contribution plans maintained by the Employer which were in existence on May 6, 1986, the numerator of this fraction will be adjusted if the sum of this fraction and the defined benefit fraction would otherwise exceed 1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of (1) the excess of the sum of the fractions over 1.0 times (2) the denominator of this fraction, will be permanently subtracted from the numerator of this fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the last "limitation year" beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the Plan made after May 5, 1986, but using the Code Section 415 limitation applicable to the first "limitation year" beginning on or after January 1, 1987. The annual addition for any "limitation year" beginning before January 1, 1987 shall not be recomputed to treat all Employee contributions as annual additions.

               (l) Notwithstanding the foregoing, for any "limitation year" in which the Plan is a Top Heavy Plan prior to January 1, 2000, 100 percent shall be substituted for 125 percent in Sections 4.9(j) and 4.9(k).

               (m) For Plan Years prior to January 1, 2000, if the sum of the defined benefit plan fraction and the defined contribution plan fraction shall exceed 1.0 in any "limitation year" for any Participant in this Plan, the Administrator shall adjust the numerator of the defined benefit plan fraction so that the sum of both fractions shall not exceed 1.0 in any "limitation year" for such Participant.

               (n) Notwithstanding anything contained in this Section to the contrary, the limitations, adjustments and other requirements prescribed in this Section shall at all times comply with the provisions of Code Section 415 and the Regulations thereunder, the terms of which are specifically incorporated herein by reference.

4.10    ADJUSTMENT FOR EXCESSIVE ANNUAL ADDITIONS

               (a)  If,  as  a  result  of  the  allocation  of  Forfeitures,  a
          reasonable  error  in  estimating  a  Participant's  Compensation,   a
          reasonable error in determining the amount of elective deferrals (within the meaning of Code Section 402(g)(3)) that may be made with respect to any Participant under the limits of Section 4.9 or other facts and circumstances to which Regulation 1.415-6(b)(6) shall be applicable, the "annual additions" under this Plan would cause the maximum "annual additions" to be exceeded for any Participant, the Administrator shall (1) distribute any elective deferrals (within the meaning of Code Section 402(g)(3)) or return any Employee
          contributions   (whether   voluntary  or   mandatory),   and  for  the
          distribution of gains attributable to those elective deferrals and Employee contributions, to the extent that the distribution or return would reduce the "excess amount" in the Participant's accounts (2) hold any "excess amount" remaining after the return of any elective deferrals or voluntary Employee contributions in a "Section 415 suspense account" (3) use the "Section 415 suspense account" in the next "limitation year" (and succeeding "limitation years" if necessary) to reduce Employer contributions for that Participant if that Participant is covered by the Plan as of the end of the "limitation year," or if the Participant is not so covered, allocate and reallocate the "Section 415 suspense account" in the next "limitation year" (and succeeding "limitation years" if necessary) to all Participants in the Plan before any Employer or Employee contributions which would constitute "annual additions" are made to the Plan for such "limitation year" (4) reduce Employer contributions to the Plan for such "limitation year" by the amount of the "Section 415 suspense account" allocated and reallocated during such "limitation year."

               (b) For purposes of this Article, "excess amount" for any Participant for a "limitation year" shall mean the excess, if any, of
          (1) the "annual additions" which would be credited to his account under the terms of the Plan without regard to the limitations of Code
          Section 415 over (2) the maximum "annual additions" determined pursuant to Section 4.9.

               (c) For purposes of this Section, "Section 415 suspense account" shall mean an unallocated account equal to the sum of "excess amounts" for all Participants in the Plan during the "limitation year." The "Section 415 suspense account" shall not share in any earnings or losses of the Trust Fund.

4.11    TRANSFERS FROM QUALIFIED PLANS

               (a) With the consent of the Administrator, amounts may be transferred from other qualified plans by Eligible Employees, provided that the trust from which such funds are transferred permits the transfer to be made and the transfer will not jeopardize the tax exempt status of the Plan or Trust or create adverse tax consequences for the Employer. The amounts transferred shall be set up in a separate account herein referred to as a "Participant's Rollover Account." Such account shall be fully Vested at all times and shall not be subject to Forfeiture for any reason.

               (b) Amounts in a Participant's Rollover Account shall be held by the Trustee pursuant to the provisions of this Plan and may not be withdrawn by, or distributed to the Participant, in whole or in part, except as provided in paragraphs (c) and (d) of this Section.

               (c) Except as permitted by Regulations (including Regulation 1.411(d)-4), amounts attributable to elective contributions (as defined in Regulation 1.401(k)-1(g)(3)), including amounts treated as elective contributions, which are transferred from another qualified plan in a plan-to-plan transfer shall be subject to the distribution limitations provided for in Regulation 1.401(k)-1(d).

               (d) The Administrator, at the election of the Participant, shall direct the Trustee to distribute all or a portion of the amount credited to the Participant's Rollover Account. Any distributions of amounts held in a Participant's Rollover Account shall be made in a manner which is consistent with and satisfies the provisions of
          Section 7.5, including, but not limited to, all notice and consent requirements of Code Section 411(a)(11) and the Regulations thereunder. Furthermore, such amounts shall be considered as part of a Participant's benefit in determining whether an involuntary cash-out of benefits without Participant consent may be made.

               (e) The Administrator may direct that employee transfers made after a valuation date be segregated into a separate account for each Participant in a federally insured savings account, certificate of deposit in a bank or savings and loan association, money market certificate, or other short term debt security acceptable to the Trustee until such time as the allocations pursuant to this Plan have been made, at which time they may remain segregated or be invested as part of the general Trust Fund, to be determined by the Administrator.

               (f) For purposes of this Section, the term "qualified plan" shall mean any tax qualified plan under Code Section 401(a). The term "amounts transferred from other qualified plans" shall mean: (i) amounts transferred to this Plan directly from another qualified plan;
          (ii) distributions from another qualified plan which are eligible rollover distributions and which are either transferred by the Employee to this Plan within sixty (60) days following his receipt thereof or are transferred pursuant to a direct rollover; (iii) amounts transferred to this Plan from a conduit individual retirement account provided that the conduit individual retirement account has no assets other than assets which (A) were previously distributed to the Employee by another qualified plan as a lump-sum distribution (B) were eligible for tax-free rollover to a qualified plan and (C) were deposited in such conduit individual retirement account within sixty
          (60) days of receipt thereof and other than earnings on said assets; and (iv) amounts distributed to the Employee from a conduit individual retirement account meeting the requirements of clause (iii) above, and transferred by the Employee to this Plan within sixty (60) days of his receipt thereof from such conduit individual retirement account.

               (g) Prior to accepting any transfers to which this Section applies, the Administrator may require the Employee to establish that the amounts to be transferred to this Plan meet the requirements of this Section and may also require the Employee to provide an opinion of counsel satisfactory to the Employer that the amounts to be transferred meet the requirements of this Section.

               (h) This Plan shall not accept any direct or indirect transfers (as that term is defined and interpreted under Code Section 401(a)(11) and the Regulations thereunder) from a defined benefit plan, money purchase plan (including a target benefit plan), stock bonus or profit sharing plan which would otherwise have provided for a life annuity form of payment to the Participant.

               (i) Notwithstanding anything herein to the contrary, a transfer directly to this Plan from another qualified plan (or a transaction having the effect of such a transfer) shall only be permitted if it will not result in the elimination or reduction of any "Section 411(d)(6) protected benefit" as described in Section 9.1.

4.12    DIRECTED INVESTMENT ACCOUNT

               (a) Participants may, subject to Section 4.12(c) and a procedure established by the Administrator (the Participant Direction Procedures) and applied in a uniform nondiscriminatory manner, direct the Trustee to invest all or a portion of their Participant's Elective Account (and such other account balances as specified in the Procedures) in specific assets, specific funds or other investments permitted under the Plan and the Participant Direction Procedures. That portion of the interest of any Participant so directing will thereupon be considered a Participant's Directed Account.

               (b) As of each Valuation Date, all Participant Directed Accounts shall be charged or credited with the net earnings, gains, losses and expenses as well as any appreciation or depreciation in the market value using publicly listed fair market values when available or appropriate.

               (1) To the extent that the assets in a Participant's Directed Account are accounted for as pooled assets or investments, the allocation of earnings, gains and losses of each Participant's Directed Account shall be based upon the total amount of funds so invested, in a manner proportionate to the Participant's share of such pooled investment.

               (2) To the extent that the assets in the Participant's Directed Account are accounted for as segregated assets, the allocation of earnings, gains and losses from such assets shall be made on a separate and distinct basis.

               (c) Each "Qualified Participant" may elect within ninety (90) days after the close of each Plan Year during the "Qualified Election Period" to direct the Trustee in writing as to the investment of 25 percent of the total number of shares of Company Stock acquired by or contributed to the Plan that have ever been allocated to such "Qualified Participant's" Company Stock Account (reduced by the number of shares of Company Stock previously invested pursuant to a prior election). In the case of the election year in which the Participant can make his last election, the preceding sentence shall be applied by substituting "50 percent" for "25 percent." If the "Qualified Participant" elects to direct the Trustee as to the investment of his Company Stock Account, such direction shall be effective no later than 180 days after the close of the Plan Year to which such direction applies. In lieu of directing the Trustee as to the investment of his Company Stock Account, the "Qualified Participant" may elect a distribution in cash or Company Stock of the portion of his Company Stock Account covered by the election within ninety (90) days after the last day of the period during which the election can be made. Any such distribution of Company Stock shall be subject to Section 7.11. Furthermore, the Participant must be given a choice of at least three distinct investment options.

               Notwithstanding the above, if the fair market value (determined pursuant to Section 6.1 at the Plan Valuation Date immediately preceding the first day on which a "Qualified Participant" is eligible to make an election) of Company Stock acquired by or contributed to the Plan and allocated to a "Qualified Participant's" Company Stock Account is $500 or less, then such Company Stock shall not be subject to this paragraph. For purposes of determining whether the fair market value exceeds $500, Company Stock held in accounts of all employee stock ownership plans (as defined in Code Section 4975(e)(7)) and tax credit employee stock ownership plans (as defined in Code Section 409(a)) maintained by the Employer or any Affiliated Employer shall be considered as held by the Plan.

               (d) For the purposes of this Section the following definitions shall apply:

               (1) "Qualified Participant" means any Participant or Former Participant who has completed ten (10) years as a Participant and has attained age 55.

               (2) "Qualified Election Period" means the six (6) Plan Year period beginning with the later of (i) the first Plan Year in which the Participant first became a "Qualified Participant," or
               (ii) the first Plan Year beginning after December 31, 1986.

                                    ARTICLE I
                          FUNDING AND INVESTMENT POLICY

5.1     INVESTMENT POLICY

               (a) The Plan is designed to invest primarily in Company Stock.

               (b) With due regard to subparagraph (a) above, the Administrator may also direct the Trustee to invest funds under the Plan in other property described in the Trust, or the Trustee may hold such funds in cash or cash equivalents.

               (c) The Plan may not obligate itself to acquire Company Stock from a particular holder thereof at an indefinite time determined upon the happening of an event such as the death of the holder.

               (d) The Plan may not obligate itself to acquire Company Stock under a put option binding upon the Plan. However, at the time a put option is exercised, the Plan may be given an option to assume the rights and obligations of the Employer under a put option binding upon the Employer.

               (e) All purchases of Company Stock shall be made at a price which, in the judgment of the Administrator, does not exceed the fair market value thereof. All sales of Company Stock shall be made at a price which, in the judgment of the Administrator, is not less than the fair market value thereof. The valuation rules set forth in
          Article VI shall be applicable.

5.2     TRANSACTIONS INVOLVING COMPANY STOCK

               (a) No portion of the Trust Fund attributable to (or allocable in lieu of) Company Stock acquired by the Plan in a sale to which Code
          Section 1042 applies may accrue or be allocated directly or indirectly under any plan maintained by the Employer meeting the requirements of Code Section 401(a):

               (1) during the "Nonallocation Period," for the benefit of

                    (i) any taxpayer who makes an election under Code Section 1042(a) with respect to Company Stock,

                    (ii) any individual who is related to the taxpayer (within the meaning of Code Section 267(b)), or

               (2) for the benefit of any other person who owns (after application of Code Section 318(a) applied without regard to the employee trust exception in Code Section 318(a)(2)(B)(i)) more than 25 percent of

                    (i) any class of outstanding stock of the Employer or Affiliated Employer which issued such Company Stock, or

                    (ii) the total value of any class of outstanding stock of the Employer or Affiliated Employer.

               (b) Except, however, subparagraph (a)(1)(ii) above shall not apply to lineal descendants of the taxpayer, provided that the aggregate amount allocated to the benefit of all such lineal descendants during the "Nonallocation Period" does not exceed more than five (5) percent of the Company Stock (or amounts allocated in lieu thereof) held by the Plan which are attributable to a sale to the Plan by any person related to such descendants (within the meaning of Code Section 267(c)(4)) in a transaction to which Code Section 1042 is applied.

               (c) A person shall be treated as failing to meet the stock ownership limitation under paragraph (a)(2) above if such person fails such limitation:

               (1) at any time during the one (1) year period ending on the date of sale of Company Stock to the Plan, or

               (2) on the date as of which Company Stock is allocated to Participants in the Plan.

               (d) For purposes of this Section, "Nonallocation Period" means the period beginning on the date of the sale of the Company Stock and ending on the date which is ten (10) years after the date of sale.

                                    ARTICLE I
                                   VALUATIONS

6.1     VALUATION OF THE TRUST FUND

     The Administrator shall direct the Trustee, as of each Valuation Date, to determine the net worth of the assets comprising the Trust Fund as it exists on the Valuation Date. In determining such net worth, the Trustee shall value the assets comprising the Trust Fund at their fair market value as of the Valuation Date and shall deduct all expenses for which the Trustee has not yet obtained reimbursement from the Employer or the Trust Fund. The Trustee may update the value of any shares held in the Participant Directed Account by reference to the number of shares held by that Participant, priced at the market value as of the Valuation Date.

6.2     METHOD OF VALUATION

     Valuations must be made in good faith and based on all relevant factors for determining the fair market value of securities. In the case of a transaction between a Plan and a disqualified person, value must be determined as of the date of the transaction. For Plan distribution purposes, value will be determined as of the date of the transaction. For all other Plan purposes, value will be determined as of the most recent valuation date under the Plan. An independent appraisal will not in itself be a good faith determination of value in the case of a transaction between the Plan and a disqualified person. However, in other cases, a determination of fair market value based on at least an annual appraisal independently arrived at by a person who customarily makes such appraisals and who is independent of any party to the transaction will be deemed to be a good faith determination of value. Company Stock not readily tradeable on an established securities market shall be valued by an independent appraiser meeting requirements similar to the requirements of the Regulations prescribed under Code Section 170(a)(1).

                                    ARTICLE I
                   DETERMINATION AND DISTRIBUTION OF BENEFITS

7.1     DETERMINATION OF BENEFITS UPON RETIREMENT

     Every Participant may terminate his employment with the Employer and retire for the purposes hereof on his Normal Retirement Date or Early Retirement Date. However, a Participant may postpone the termination of his employment with the Employer to a later date, in which event the participation of such Participant in the Plan, including the right to receive allocations pursuant to Section 4.4, shall continue until his Late Retirement Date. Upon a Participant's Retirement Date, or as soon thereafter as is practicable, the Trustee shall, at the election of the Participant, distribute all amounts credited to such Participant's Combined Account in accordance with Sections 7.5 and 7.6.

7.2     DETERMINATION OF BENEFITS UPON DEATH

               (a) Upon the death of a Participant before his Retirement Date or other termination of his employment, all amounts credited to such Participant's Combined Account shall become fully Vested. If elected, distribution of the Participant's Combined Account shall commence not later than one (1) year after the close of the Plan Year in which such Participant's death occurs. The Administrator shall direct the Trustee, in accordance with the provisions of Sections 7.5 and 7.6, to distribute the value of the deceased Participant's accounts to the Participant's Beneficiary.

               (b) Upon the death of a Former Participant, the Administrator shall direct the Trustee, in accordance with the provisions of Sections 7.5 and 7.6, to distribute any remaining Vested amounts credited to the accounts of a deceased Former Participant to such Former Participant's Beneficiary.

               (c) Any security interest held by the Plan by reason of an outstanding loan to the Participant or Former Participant shall be taken into account in determining the amount of the death benefit.

               (d) The Administrator may require such proper proof of death and such evidence of the right of any person to receive payment of the value of the account of a deceased Participant or Former Participant as the Administrator may deem desirable. The Administrator's determination of death and of the right of any person to receive payment shall be conclusive.

               (e) The Beneficiary of the death benefit payable pursuant to this Section shall be the Participant's spouse. Except, however, the Participant may designate a Beneficiary other than his spouse if:

               (1) the spouse has waived the right to be the Participant's Beneficiary, or

               (2) the Participant is legally separated or has been abandoned (within the meaning of local law) and the Participant has a court order to such effect (and there is no "qualified domestic relations order" as defined in Code Section 414(p) which provides otherwise), or

               (3) the Participant has no spouse, or

               (4) the spouse cannot be located.

                                     In  such  event,   the   designation  of  a
               Beneficiary shall be made on a form satisfactory to the Administrator. A Participant may at any time revoke his designation of a Beneficiary or change his Beneficiary by filing written notice of such revocation or change with the Administrator. However, the Participant's spouse must again consent in writing to any change in Beneficiary unless the original consent acknowledged that the spouse had the right to limit consent only to a specific Beneficiary and that the spouse voluntarily elected to relinquish such right. In the event no valid designation of Beneficiary exists at the time of the Participant's death, the death benefit shall be payable to his estate.

               (f) Any consent by the Participant's spouse to waive any rights to the death benefit must be in writing, must acknowledge the effect of such waiver, and be witnessed by a Plan representative or a notary public. Further, the spouse's consent must be irrevocable and must acknowledge the specific nonspouse Beneficiary.

7.3     DETERMINATION OF BENEFITS IN EVENT OF DISABILITY

     In the event of a Participant's Total and Permanent Disability prior to his Retirement Date or other termination of his employment, all amounts credited to such Participant's Combined Account shall become fully Vested. In the event of a Participant's Total and Permanent Disability, the Trustee, in accordance with the provisions of Sections 7.5 and 7.6, shall distribute to such Participant all amounts credited to such Participant's Combined Account as though he had retired. If such Participant elects, distribution shall commence not later than one (1) year after the close of the Plan Year in which Total and Permanent Disability occurs.

7.4     DETERMINATION OF BENEFITS UPON TERMINATION

               (a) If a Participant's employment with the Employer is terminated for any reason other than death, Total and Permanent Disability or retirement, such Participant shall be entitled to such benefits as are provided hereinafter pursuant to this Section 7.4.

               If a portion of a Participant's Account is forfeited, Company Stock allocated to the Participant's Company Stock Account must be forfeited only after the Participant's Other Investments Account has been depleted. If interest in more than one class of Company Stock has been allocated to a Participant's Account, the Participant must be treated as forfeiting the same proportion of each such class.

               Distribution of the funds due to a Terminated Participant shall be made on the occurrence of an event which would result in the distribution had the Terminated Participant remained in the employ of the Employer (upon the Participant's death, Total and Permanent Disability, Early or Normal Retirement). However, at the election of the Participant, the Administrator shall direct the Trustee to cause the entire Vested portion of the Terminated Participant's Combined Account to be payable to such Terminated Participant on or after the Valuation Date next following termination of employment. Any distribution under this paragraph shall be made in a manner which is consistent with and satisfies the provisions of Sections 7.5 and 7.6, including, but not limited to, all notice and consent requirements of Code Section 411(a)(11) and the Regulations thereunder.

               If the value of a Terminated Participant's Vested benefit derived from Employer and Employee contributions does not exceed $3,500 ($5,000 beginning in 1998) and has never exceeded $3,500 ($5,000 beginning in 1998) at the time of any prior distribution, the Administrator shall direct the Trustee to cause the entire Vested benefit to be paid to such Participant in a single lump sum.

               (b) The Vested portion of any Participant's Account shall be a percentage of the total amount credited to his Participant's Account determined on the basis of the Participant's number of Years of Service according to the following schedule:

                                Vesting Schedule
                    Years of Service          Percentage


                     less than 1                   0 %
                          1                       20 %
                          2                       40 %
                          3                       60 %
                          4                       80 %
                          5 or more              100 %

               (c) Notwithstanding the vesting schedule above, the Vested percentage of a Participant's Account shall not be less than the Vested percentage attained as of the later of the effective date or adoption date of this amendment and restatement.

               (d) Notwithstanding the vesting schedule above, upon the complete discontinuance of the Employer contributions to the Plan or upon any full or partial termination of the Plan, all amounts credited to the account of any affected Participant shall become 100% Vested and shall not thereafter be subject to Forfeiture.

               (e) The computation of a Participant's nonforfeitable percentage of his interest in the Plan shall not be reduced as the result of any direct or indirect amendment to this Plan. For this purpose, the Plan shall be treated as having been amended if the Plan provides for an automatic change in vesting due to a change in top heavy status. In the event that the Plan is amended to change or modify any vesting schedule, a Participant with at least three (3) Years of Service as of the expiration date of the election period may elect to have his nonforfeitable percentage computed under the Plan without regard to such amendment. If a Participant fails to make such election, then such Participant shall be subject to the new vesting schedule. The Participant's election period shall commence on the adoption date of the amendment and shall end 60 days after the latest of:

               (1) the adoption date of the amendment,

               (2) the effective date of the amendment, or

               (3) the date the Participant receives written notice of the amendment from the Employer or Administrator.

               (f)(1) If any Former Participant shall be reemployed by the Employer before a 1-Year Break in Service occurs, he shall continue to participate in the Plan in the same manner as if such termination had not occurred.

               (2) If any Former Participant shall be reemployed by the Employer before five (5) consecutive 1-Year Breaks in Service, and such Former Participant had received a distribution of his entire Vested interest prior to his reemployment, his forfeited account shall be reinstated only if he repays the full amount distributed to him before the earlier of five (5) years after the first date on which the Participant is subsequently reemployed by the Employer or the close of the first period of five (5) consecutive 1-Year Breaks in Service commencing after the distribution. In the event the Former Participant does repay the full amount distributed to him, the undistributed portion of the Participant's Account must be restored in full, unadjusted by any gains or losses occurring subsequent to the Valuation Date coinciding with or preceding his termination. The source for such reinstatement shall first be any Forfeitures occurring during the year. If such source is insufficient, then the Employer shall contribute an amount which is sufficient to restore any such forfeited Accounts provided, however, that if a discretionary contribution is made for such year pursuant to Section 4.1(c), such contribution shall first be applied to restore any such Accounts and the remainder shall be allocated in accordance with
               Section 4.4.

               (3) If any Former Participant is reemployed after a 1-Year Break in Service has occurred, Years of Service shall include Years of Service prior to his 1-Year Break in Service subject to the following rules:

                    (i) If a Former Participant has a 1-Year Break in Service, his pre-break and post-break service shall be used for computing Years of Service for eligibility and for vesting purposes only after he has been employed for one (1) Year of Service following the date of his reemployment with the Employer;

                    (ii) Any Former Participant who under the Plan does not have a nonforfeitable right to any interest in the Plan resulting from Employer contributions shall lose credits otherwise allowable under (i) above if his consecutive 1-Year Breaks in Service equal or exceed the greater of (A) five (5) or
                    (B) the aggregate number of his pre-break Years of Service;

                    (iii) After five (5) consecutive 1-Year Breaks in Service, a Former Participant's Vested Account balance attributable to pre-break service shall not be increased as a result of post-break service;

                    (iv) If a Former Participant who has not had his Years of Service before a 1-Year Break in Service disregarded pursuant to (ii) above completes a Year of Service for eligibility purposes following his reemployment with the Employer, he shall participate in the Plan retroactively from his date of reemployment;

                    (v) If a Former Participant who has not had his Years of Service before a 1-Year Break in Service disregarded pursuant to (ii) above completes a Year of Service (a 1-Year Break in Service previously occurred, but employment had not terminated), he shall participate in the Plan retroactively from the first day on which he is credited with an Hour of Service after the first eligibility computation period in which he incurs a 1-Year Break in Service.

               (g) In determining Years of Service for purposes of vesting under the Plan, Years of Service prior to the vesting computation period in which an Employee attained his eighteenth birthday shall be excluded.

7.5     DISTRIBUTION OF BENEFITS

               (a)  The   Administrator,   pursuant  to  the   election  of  the
          Participant (or if no election has been made prior to the Participant's death, by his Beneficiary), shall direct the Trustee to distribute to a Participant or his Beneficiary any amount to which he is entitled under the Plan in one lump-sum payment, subject to the provisions of Section 11.17.

               (b) Any distribution to a Participant who has a benefit which exceeds, or has ever exceeded, $3,500 ($5,000 beginning in 1998) at the time of any prior distribution shall require such Participant's consent if such distribution occurs prior to the later of his Normal Retirement Age or age 62. With regard to this required consent:

               (1) The Participant must be informed of his right to defer receipt of the distribution. If a Participant fails to consent, it shall be deemed an election to defer the distribution of any benefit. However, any election to defer the receipt of benefits shall not apply with respect to distributions which are required under Section 7.5(e).

               (2) Notice of the rights specified under this paragraph shall be provided no less than 30 days and no more than 90 days before the date the distribution commences.

               (3) Written consent of the Participant to the distribution must not be made before the Participant receives the notice and must not be made more than 90 days before the date the distribution commences.

               (4) No consent shall be valid if a significant detriment is imposed under the Plan on any Participant who does not consent to the distribution.

               Any such distribution may commence less than 30 days after the notice required under Regulation 1.411(a)-11(c) is given, provided that: (1) the Administrator clearly informs the Participant that the Participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and (2) the Participant, after receiving the notice, affirmatively elects a distribution.

               (c) Notwithstanding anything herein to the contrary, the Administrator, in his sole discretion, may direct that cash dividends on shares of Company Stock allocable to Participants' or Former Participants' Company Stock Accounts be distributed to such Participants or Former Participants within 90 days after the close of the Plan Year in which the dividends are paid.

               (d) Any part of a Participant's benefit which is retained in the Plan after the Anniversary Date or other valuation date on which his participation ends will continue to be treated as a Company Stock Account or as an Other Investments Account (subject to Section 7.4(a)) as provided in Article IV. However, neither account will be credited with any further Employer contributions or Forfeitures.

               (e) Notwithstanding any provision in the Plan to the contrary, the distribution of a Participant's benefits shall be made in accordance with the following requirements and shall otherwise comply with Code Section 401(a)(9) and the Regulations thereunder (including Regulation 1.401(a)(9)-2), the provisions of which are incorporated herein by reference:

               (1) A Participant's benefits shall be distributed or must begin to be distributed to him not later than April 1st of the calendar year following the later of (i) the calendar year in which the Participant attains age 70 1/2 or (ii) the calendar year in which the Participant retires, provided, however, that this clause (ii) shall not apply in the case of a Participant who is a "five (5) percent owner" at any time during the five (5) Plan Year period ending in the calendar year in which he attains age 70 1/2 or, in the case of a Participant who becomes a "five (5) percent owner" during any subsequent Plan Year, clause (ii) shall no longer apply and the required beginning date shall be the April 1st of the calendar year following the calendar year in which such subsequent Plan Year ends. Such distributions shall be equal to or greater than any required distribution.

               (2) Distributions to a Participant and his Beneficiaries shall only be made in accordance with the incidental death benefit requirements of Code Section 401(a)(9)(G) and the Regulations thereunder.

               (f) Notwithstanding any provision in the Plan to the contrary, distributions upon the death of a Participant shall be made in accordance with the following requirements and shall otherwise comply with Code Section 401(a)(9) and the Regulations thereunder. If it is determined pursuant to Regulations that the distribution of a Participant's interest has begun and the Participant dies before his entire interest has been distributed to him, the remaining portion of such interest shall be distributed at least as rapidly as under the method of distribution selected pursuant to Section 7.5 as of his date of death. If a Participant dies before he has begun to receive any distributions of his interest under the Plan or before distributions are deemed to have begun pursuant to Regulations, then his death benefit shall be distributed to his Beneficiaries by December 31st of the calendar year in which the fifth anniversary of his date of death occurs.

               However, the 5-year distribution requirement of the preceding paragraph shall not apply to any portion of the deceased Participant's interest which is payable to or for the benefit of a designated Beneficiary. In such event, such portion may, at the election of the Participant (or the Participant's designated Beneficiary), be distributed over a period not extending beyond the life expectancy of such designated Beneficiary provided such distribution begins not later than December 31st of the calendar year immediately following the calendar year in which the Participant died. However, in the event the Participant's spouse (determined as of the date of the Participant's death) is his Beneficiary, the requirement that distributions commence within one year of a Participant's death shall not apply. In lieu thereof, distributions must commence on or before the later of: (1) December 31st of the calendar year immediately following the calendar year in which the Participant died; or (2) December 31st of the calendar year in which the Participant would have attained age 70 1/2. If the surviving spouse dies before distributions to such spouse begin, then the 5-year distribution requirement of this Section shall apply as if the spouse was the Participant.

               (g) For purposes of this Section, the life expectancy of a Participant and a Participant's spouse shall not be redetermined in accordance with Code Section 401(a)(9)(D). Life expectancy and joint and last survivor expectancy shall be computed using the return multiples in Tables V and VI of Regulation 1.72-9.

               (h) Except as limited by Sections 7.5 and 7.6, whenever the Trustee is to make a distribution, the distribution may be made as soon as is practicable. However, unless a Former Participant elects in writing to defer the receipt of benefits (such election may not result in a death benefit that is more than incidental), the payment of benefits shall occur not later than the 60th day after the close of the Plan Year in which the latest of the following events occurs:

               (1) the date on which the Participant attains the earlier of age 65 or the Normal Retirement Age specified herein;

               (2) the 10th anniversary of the year in which the Participant commenced participation in the Plan; or

               (3) the date the Participant terminates his service with the Employer.

               (i) The restrictions imposed by this Section shall not apply if a Participant has, prior to January 1, 1984, made a written designation to have his retirement benefit paid in an alternative method acceptable under Code Section 401(a) as in effect prior to the enactment of the Tax Equity and Fiscal Responsibility Act of 1982. Any such written designation made by a Participant shall be binding upon the Plan Administrator notwithstanding any contrary provision of
          Section 7.5.

               (j) Subject to the spouse's right of consent afforded under the Plan, the restrictions imposed by this Section shall not apply if a Participant has, prior to January 1, 1984, made a written designation to have his death benefits paid in an alternative method acceptable under Code Section 401(a) as in effect prior to the enactment of the Tax Equity and Fiscal Responsibility Act of 1982.

               (k) If a distribution is made at a time when a Participant is not fully Vested in his Participant's Account and the Participant may increase the Vested percentage in such account:

               (1) a separate account shall be established for the Participant's interest in the Plan as of the time of the distribution; and

               (2) at any relevant time, the Participant's Vested portion of the separate account shall be equal to an amount ("X") determined by the formula:

               X equals P(AB plus (R x D)) - (R x D)

               For purposes of applying the formula: P is the Vested percentage at the relevant time, AB is the account balance at the relevant time, D is the amount of distribution, and R is the ratio of the account balance at the relevant time to the account balance after distribution.

7.6     HOW PLAN BENEFIT WILL BE DISTRIBUTED

               (a) Distribution of a Participant's benefit may be made in cash or Company Stock or both, provided, however, that if a Participant or Beneficiary so demands, such benefit (other than Company Stock reinvested pursuant to Section 4.12(c)) shall be distributed only in the form of Company Stock. Prior to making a distribution of benefits, the Administrator shall advise the Participant or his Beneficiary, in writing, of the right to demand that benefits be distributed solely in Company Stock.

               (b) If a Participant or Beneficiary demands that benefits be distributed solely in Company Stock, distribution of a Participant's benefit will be made entirely in whole shares or other units of Company Stock. Any balance in a Participant's Other Investments Account will be applied to acquire for distribution the maximum number of whole shares or other units of Company Stock at the then fair market value. Any fractional unit value unexpended will be distributed in cash. If Company Stock is not available for purchase by the Trustee, then the Trustee shall hold such balance until Company Stock is acquired and then make such distribution, subject to Sections 7.5(h) and 7.5(e).

               (c) The Trustee will make distribution from the Trust only on instructions from the Administrator.

               (d) Notwithstanding anything contained herein to the contrary, if the Employer charter or by-laws restrict ownership of substantially all shares of Company Stock to Employees and the Trust Fund, as described in Code Section 409(h)(2), the Administrator shall distribute a Participant's Combined Account entirely in cash without granting the Participant the right to demand distribution in shares of Company Stock.

               (e) Except as otherwise provided herein, Company Stock distributed by the Trustee may be restricted as to sale or transfer by the by-laws or articles of incorporation of the Employer, provided restrictions are applicable to all Company Stock of the same class. If a Participant is required to offer the sale of his Company Stock to the Employer before offering to sell his Company Stock to a third party, in no event may the Employer pay a price less than that offered to the distributee by another potential buyer making a bona fide offer and in no event shall the Trustee pay a price less than the fair market value of the Company Stock.

7.7     DISTRIBUTION FOR MINOR BENEFICIARY

     In the event a distribution is to be made to a minor, then the Administrator may direct that such distribution be paid to the legal guardian, or if none, to a parent of such Beneficiary or a responsible adult with whom the Beneficiary maintains his residence, or to the custodian for such Beneficiary under the Uniform Gift to Minors Act or Gift to Minors Act, if such is permitted by the laws of the state in which said Beneficiary resides. Such a payment to the legal guardian, custodian or parent of a minor Beneficiary shall fully discharge the Trustee, Employer, and Plan from further liability on account thereof.

7.8     LOCATION OF PARTICIPANT OR BENEFICIARY UNKNOWN

     In the event that all, or any portion, of the distribution payable to a Participant or his Beneficiary hereunder shall, at the later of the Participant's attainment of age 62 or his Normal Retirement Age, remain unpaid solely by reason of the inability of the Administrator, after sending a registered letter, return receipt requested, to the last known address, and after further diligent effort, to ascertain the whereabouts of such Participant or his Beneficiary, the amount so distributable shall be treated as a Forfeiture pursuant to the Plan. In the event a Participant or Beneficiary is located subsequent to his benefit being reallocated, such benefit shall be restored unadjusted for earnings or losses.

7.9     RIGHT OF FIRST REFUSALS

               (a) If any  Participant,  his  Beneficiary or any other person to whom shares of Company Stock are distributed from the Plan (the "Selling Participant") shall, at any time, desire to sell some or all of such shares (the "Offered Shares") to a third party (the "Third Party"), the Selling Participant shall give written notice of such desire to the Employer and the Administrator, which notice shall contain the number of shares offered for sale, the proposed terms of the sale and the names and addresses of both the Selling Participant and Third Party. Both the Trust Fund and the Employer shall each have the right of first refusal for a period of fourteen (14) days from the date the Selling Participant gives such written notice to the Employer and the Administrator (such fourteen (14) day period to run concurrently against the Trust Fund and the Employer) to acquire the Offered Shares. As between the Trust Fund and the Employer, the Trust Fund shall have priority to acquire the shares pursuant to the right of first refusal. The selling price and terms shall be the same as offered by the Third Party.

               (b) If the Trust Fund and the Employer do not exercise their right of first refusal within the required fourteen (14) day period provided above, the Selling Participant shall have the right, at any time following the expiration of such fourteen (14) day period, to dispose of the Offered Shares to the Third Party; provided, however, that (i) no disposition shall be made to the Third Party on terms more favorable to the Third Party than those set forth in the written notice delivered by the Selling Participant above, and (ii) if such disposition shall not be made to a third party on the terms offered to the Employer and the Trust Fund, the offered Shares shall again be subject to the right of first refusal set forth above.

               (c) The closing pursuant to the exercise of the right of first refusal under Section 7.9(a) above shall take place at such place agreed upon between the Administrator and the Selling Participant, but not later than ten (10) days after the Employer or the Trust Fund shall have notified the Selling Participant of the exercise of the right of first refusal. At such closing, the Selling Participant shall deliver certificates representing the Offered Shares duly endorsed in blank for transfer, or with stock powers attached duly executed in blank with all required transfer tax stamps attached or provided for, and the Employer or the Trust Fund shall deliver the purchase price, or an appropriate portion thereof, to the Selling Participant.

7.10    STOCK CERTIFICATE LEGEND

     Certificates for shares distributed pursuant to the Plan shall contain the following legend:

     "The shares represented by this certificate are transferable only upon compliance with the terms of NBT BANCORP, INC. 401(K) AND EMPLOYEE STOCK OWNERSHIP PLAN effective as of January 1, 1997, which grants to NBT Bancorp, Inc. and the trust for the Plan a right of first refusal, a copy of said Plan being on file in the office of NBT Bancorp, Inc."

7.11    PUT OPTION

               (a) If Company Stock is distributed to a Participant and such Company Stock is not readily tradeable on an established securities market, a Participant has a right to require the Employer to repurchase the Company Stock distributed to such Participant under a fair valuation formula. Such Stock shall be subject to the provisions of Section 7.11(b).

               (b) The put option must be exercisable only by a Participant, by the Participant's donees, or by a person (including an estate or its distributee) to whom the Company Stock passes by reason of a Participant's death. (Under this paragraph Participant or Former Participant means a Participant or Former Participant and the beneficiaries of the Participant or Former Participant under the Plan.) The put option must permit a Participant to put the Company Stock to the Employer. Under no circumstances may the put option bind the Plan. However, it shall grant the Plan an option to assume the rights and obligations of the Employer at the time that the put option is exercised. If it is known at the time a loan is made that Federal or State law will be violated by the Employer honoring such put option, the put option must permit the Company Stock to be put, in a manner consistent with such law, to a third party (e.g., an affiliate of the Employer or a shareholder other than the Plan) that has substantial net worth at the time the loan is made and whose net worth is reasonably expected to remain substantial.

               The put option shall commence as of the day following the date the Company Stock is distributed to the Former Participant and end 60 days thereafter and if not exercised within such 60-day period, an additional 60-day option shall commence on the first day of the fifth month of the Plan Year next following the date the stock was distributed to the Former Participant (or such other 60-day period as provided in Regulations). However, in the case of Company Stock that is publicly traded without restrictions when distributed but ceases to be so traded within either of the 60-day periods described herein after distribution, the Employer must notify each holder of such Company Stock in writing on or before the tenth day after the date the Company Stock ceases to be so traded that for the remainder of the applicable 60-day period the Company Stock is subject to the put option. The number of days between the tenth day and the date on which notice is actually given, if later than the tenth day, must be added to the duration of the put option. The notice must inform distributees of the term of the put options that they are to hold. The terms must satisfy the requirements of this paragraph.

               The put option is exercised by the holder notifying the Employer in writing that the put option is being exercised; the notice shall state the name and address of the holder and the number of shares to be sold. The period during which a put option is exercisable does not include any time when a distributee is unable to exercise it because the party bound by the put option is prohibited from honoring it by applicable Federal or State law. The price at which a put option must be exercisable is the value of the Company Stock determined in accordance with Section 6.2. Payment under the put option involving a "Total Distribution" shall be paid in substantially equal monthly, quarterly, semiannual or annual installments over a period certain beginning not later than thirty (30) days after the exercise of the put option and not extending beyond (5) years. The deferral of payment is reasonable if adequate security and a reasonable interest rate on the unpaid amounts are provided. The amount to be paid under the put option involving installment distributions must be paid not later than thirty (30) days after the exercise of the put option. Payment under a put option must not be restricted by the provisions of a loan or any other arrangement, including the terms of the Employer articles of incorporation, unless so required by applicable state law.

               For purposes of this Section, "Total Distribution" means a distribution to a Participant or his Beneficiary within one taxable year of the entire Vested Participant's Combined Account.

               (a) An arrangement involving the Plan that creates a put option must not provide for the issuance of put options other than as provided under this Section. The Plan (and the Trust Fund) must not otherwise obligate itself to acquire Company Stock from a particular holder thereof at an indefinite time determined upon the happening of an event such as the death of the holder.

7.12       ADVANCE DISTRIBUTION FOR HARDSHIP

               (a) The Administrator, at the election of the Participant, shall direct the Trustee to distribute to any Participant in any one Plan Year up to the lesser of 100% of his Participant's Elective Account valued as of the transaction date or the amount necessary to satisfy the immediate and heavy financial need of the Participant. The Participant's Elective Account shall be reduced by the amount of such hardship distribution accordingly. Withdrawal under this Section shall be authorized only if the distribution is on account of:

               (1) Expenses for medical care described in Code Section 213(d) previously incurred by the Participant, his spouse, or any of his dependents (as defined in Code Section 152) or necessary for these persons to obtain medical care;

               (2) The costs directly related to the purchase of a principal residence for the Participant (excluding mortgage payments);

               (3) Payment of tuition, related educational fees, and room and board expenses for the next twelve (12) months of post-secondary education for the Participant, his spouse, children, or dependents; or

               (4) Payments necessary to prevent the eviction of the Participant from his principal residence or foreclosure on the mortgage of the Participant's principal residence.

               (b) No distribution shall be made pursuant to this Section unless the Administrator, based upon the Participant's representation and such other facts as are known to the Administrator, determines that all of the following conditions are satisfied:

               (1) The distribution is not in excess of the amount of the immediate and heavy financial need of the Participant. The amount of the immediate and heavy financial need may include any amounts necessary to pay any federal, state, or local income taxes or penalties reasonably anticipated to result from the distribution;

               (2) The Participant has obtained all distributions, other than hardship distributions, and all nontaxable (at the time of the loan) loans currently available under all plans maintained by the Employer;

               (3) The Plan, and all other plans maintained by the Employer, provide that the Participant's elective deferrals and voluntary Employee contributions will be suspended for at least twelve (12) months after receipt of the hardship distribution or, the Participant, pursuant to a legally enforceable agreement, will suspend his elective deferrals and voluntary Employee contributions to the Plan and all other plans maintained by the Employer for at least twelve (12) months after receipt of the hardship distribution; and

               (4) The Plan, and all other plans maintained by the Employer, provide that the Participant may not make elective deferrals for the Participant's taxable year immediately following the taxable year of the hardship distribution in excess of the applicable limit under Code Section 402(g) for such next taxable year less the amount of such Participant's elective deferrals for the taxable year of the hardship distribution.

               (c) Notwithstanding the above, distributions from the Participant's Elective Account pursuant to this Section shall be limited, as of the date of distribution, to the Participant's Elective Account as of the end of the last Plan Year ending before July 1, 1989, plus the total Participant's Deferred Compensation after such date, reduced by the amount of any previous distributions pursuant to this Section.

               (d) Any distribution made pursuant to this Section shall be made in a manner which is consistent with and satisfies the provisions of Sections 7.5 and 7.6, including, but not limited to, all notice and consent requirements of Code Section 411(a)(11) and the Regulations thereunder.

7.13    QUALIFIED DOMESTIC RELATIONS ORDER DISTRIBUTION

     All rights and benefits, including elections, provided to a Participant in this Plan shall be subject to the rights afforded to any "alternate payee" under a "qualified domestic relations order." Furthermore, a distribution to an "alternate payee" shall be permitted if such distribution is authorized by a

"qualified domestic relations order," even if the affected Participant has not separated from service and has not reached the "earliest retirement age" under the Plan. For the purposes of this Section, "alternate payee," "qualified domestic relations order" and "earliest retirement age" shall have the meaning set forth under Code Section 414(p).

                                    ARTICLE I
                                     TRUSTEE

8.1     BASIC RESPONSIBILITIES OF THE TRUSTEE

               (a)  The  Trustee   shall  have  the   following   categories  of
          responsibilities:

               (1) Consistent with the "funding policy and method" determined by the Employer, to invest, manage, and control the Plan assets subject, however, to the direction of a Participant with respect to his Participant Directed Accounts, the Employer or an Investment Manager appointed by the Employer or any agent of the Employer;

               (2) At the direction of the Administrator, to pay benefits required under the Plan to be paid to Participants, or, in the event of their death, to their Beneficiaries; and

               (3) To maintain records of receipts and disbursements and furnish to the Employer and/or Administrator for each Plan Year a written annual report per Section 8.8.

               (b) In the event that the Trustee shall be directed by a Participant (pursuant to the Participant Direction Procedures), or the Employer, or an Investment Manager or other agent appointed by the Employer with respect to the investment of any or all Plan assets, the Trustee shall have no liability with respect to the investment of such assets, but shall be responsible only to execute such investment instructions as so directed.

               (1) The Trustee shall be entitled to rely fully on the written instructions of a Participant (pursuant to the Participant Direction Procedures), or the Employer, or any Fiduciary or nonfiduciary agent of the Employer, in the discharge of such duties, and shall not be liable for any loss or other liability, resulting from such direction (or lack of direction) of the investment of any part of the Plan assets.

               (2)  The  Trustee  may   delegate   the  duty  to  execute   such
               instructions to any nonfiduciary agent, which may be an affiliate of the Trustee or any Plan representative.

               (3) The Trustee may refuse to comply with any direction from the Participant in the event the Trustee, in its sole and absolute discretion, deems such directions improper by virtue of applicable law. The Trustee shall not be responsible or liable for any loss or expense which may result from the Trustee's refusal or failure to comply with any directions from the Participant.

               (4) Any costs and expenses related to compliance with the Participant's directions shall be borne by the Participant's Directed Account, unless paid by the Employer.

               (c) If there shall be more than one Trustee, they shall act by a majority of their number, but may authorize one or more of them to sign papers on their behalf.

8.2     INVESTMENT POWERS AND DUTIES OF THE TRUSTEE

               (a) The Trustee shall invest and reinvest the Trust Fund to keep the Trust Fund invested without distinction between principal and income and in such securities or property, real or personal, wherever situated, as the Trustee shall deem advisable, including, but not limited to, stocks, common or preferred, bonds and other evidences of indebtedness or ownership, and real estate or any interest therein. The Trustee shall at all times in making investments of the Trust Fund consider, among other factors, the short and long-term financial needs of the Plan on the basis of information furnished by the Employer. In making such investments, the Trustee shall not be restricted to securities or other property of the character expressly authorized by the applicable law for trust investments; however, the Trustee shall give due regard to any limitations imposed by the Code or the Act so that at all times the Plan may qualify as an Employee Stock Ownership Plan and Trust.

               (b) The Trustee may employ a bank or trust company pursuant to the terms of its usual and customary bank agency agreement, under which the duties of such bank or trust company shall be of a custodial, clerical and record-keeping nature.

               (c) The Trustee may from time to time transfer to a common, collective, pooled trust fund or money market fund maintained by any corporate Trustee or affiliate thereof hereunder, all or such part of the Trust Fund as the Trustee may deem advisable, and such part or all of the Trust Fund so transferred shall be subject to all the terms and provisions of the common, collective, pooled trust fund or money market fund which contemplate the commingling for investment purposes of such trust assets with trust assets of other trusts. The Trustee may, from time to time, withdraw from such common, collective, pooled trust fund or money market fund all or such part of the Trust Fund as the Trustee may deem advisable.

               (d) In the event the Trustee invests any part of the Trust Fund, pursuant to the directions of the Administrator, in any shares of stock issued by the Employer, and the Administrator thereafter directs the Trustee to dispose of such investment, or any part thereof, under circumstances which, in the opinion of counsel for the Trustee, require registration of the securities under the Securities Act of 1933 and/or qualification of the securities under the Blue Sky laws of any state or states, then the Employer at its own expense, will take or cause to be taken any and all such action as may be necessary or appropriate to effect such registration and/or qualification.

8.3     OTHER POWERS OF THE TRUSTEE

     The Trustee, in addition to all powers and authorities under common law, statutory authority, including the Act, and other provisions of the Plan, shall have the following powers and authorities, to be exercised in the Trustee's sole discretion:

               (a) To purchase, or subscribe for, any securities or other property and to retain the same. In conjunction with the purchase of securities, margin accounts may be opened and maintained;

               (b) To sell, exchange, convey, transfer, grant options to purchase, or otherwise dispose of any securities or other property held by the Trustee, by private contract or at public auction. No person dealing with the Trustee shall be bound to see to the application of the purchase money or to inquire into the validity, expediency, or propriety of any such sale or other disposition, with or without advertisement;

               (c) To vote upon any stocks, bonds, or other securities; to give general or special proxies or powers of attorney with or without power of substitution; to exercise any conversion privileges, subscription rights or other options, and to make any payments incidental thereto; to oppose, or to consent to, or otherwise participate in, corporate reorganizations or other changes affecting corporate securities, and to delegate discretionary powers, and to pay any assessments or charges in connection therewith; and generally to exercise any of the powers of an owner with respect to stocks, bonds, securities, or other property. However, the Trustee shall not vote proxies relating to securities for which it has not been assigned full investment management responsibilities. In those cases where another party has such investment authority or discretion, the Trustee will deliver all proxies to said party who will then have full responsibility for voting those proxies;

               (d) To cause any securities or other property to be registered in the Trustee's own name or in the name of one or more of the Trustee's nominees, and to hold any investments in bearer form, but the books and records of the Trustee shall at all times show that all such investments are part of the Trust Fund;
               (e) To borrow or raise money for the purposes of the Plan in such amount, and upon such terms and conditions, as the Trustee shall deem advisable; and for any sum so borrowed, to issue a promissory note as Trustee, and to secure the repayment thereof by pledging all, or any part, of the Trust Fund; and no person lending money to the Trustee shall be bound to see to the application of the money lent or to inquire into the validity, expediency, or propriety of any borrowing;

               (f) To keep such portion of the Trust Fund in cash or cash balances as the Trustee may, from time to time, deem to be in the best interests of the Plan, without liability for interest thereon;

               (g) To accept and retain for such time as the Trustee may deem advisable any securities or other property received or acquired as Trustee hereunder, whether or not such securities or other property would normally be purchased as investments hereunder;

               (h) To make, execute, acknowledge, and deliver any and all documents of transfer and conveyance and any and all other instruments that may be necessary or appropriate to carry out the powers herein granted;

               (i) To settle, compromise, or submit to arbitration any claims, debts, or damages due or owing to or from the Plan, to commence or defend suits or legal or administrative proceedings, and to represent the Plan in all suits and legal and administrative proceedings;

               (j) To employ suitable agents and counsel and to pay their reasonable expenses and compensation, and such agent or counsel may or may not be agent or counsel for the Employer;

               (k) To invest funds of the Trust in time deposits or savings accounts bearing a reasonable rate of interest;

               (l) To invest in Treasury Bills and other forms of United States government obligations;

               (m) To invest in shares of investment companies registered under the Investment Company Act of 1940;

               (n) To deposit monies in federally insured savings accounts or certificates of deposit in banks or savings and loan associations;

               (o) To vote Company Stock as provided in Section 8.5;

               (p) To consent to or otherwise participate in reorganizations, recapitalizations, consolidations, mergers and similar transactions with respect to Company Stock or any other securities and to pay any assessments or charges in connection therewith;

               (q) To deposit such Company Stock (but only if such deposit does not violate the provisions of Section 8.5 hereof) or other securities in any voting trust, or with any protective or like committee, or with a trustee or with depositories designated thereby;

               (r) To sell or exercise any options, subscription rights and conversion privileges and to make any payments incidental thereto;

               (s) To exercise any of the powers of an owner, with respect to such Company Stock and other securities or other property comprising the Trust Fund. The Administrator, with the Trustee's approval, may authorize the Trustee to act on any administrative matter or class of matters with respect to which direction or instruction to the Trustee by the Administrator is called for hereunder without specific direction or other instruction from the Administrator;

               (t) To sell, purchase and acquire put or call options if the options are traded on and purchased through a national securities exchange registered under the Securities Exchange Act of 1934, as amended, or, if the options are not traded on a national securities exchange, are guaranteed by a member firm of the New York Stock Exchange;

               (u) To appoint a nonfiduciary agent or agents to assist the Trustee in carrying out any investment instructions of Participants and of any Investment Manager or Fiduciary, and to compensate such agent(s) from the assets of the Plan, to the extent not paid by the Employer;

               (v) To do all such acts and exercise all such rights and privileges, although not specifically mentioned herein, as the Trustee may deem necessary to carry out the purposes of the Plan.

8.4     LOANS TO PARTICIPANTS

               (a) The Trustee may, in the Trustee's discretion, make loans to Participants and Beneficiaries under the following circumstances: (1) loans shall be made available to all Participants and Beneficiaries on a reasonably equivalent basis; (2) loans shall not be made available to Highly Compensated Employees in an amount greater than the amount made available to other Participants and Beneficiaries; (3) loans shall bear a reasonable rate of interest; (4) loans shall be adequately secured; (5) loans shall provide for repayment over a reasonable period of time; and (6) loans shall not be made from a Participant's Company Stock Account attributable to Employer Non-Elective Contributions pursuant to Sections 4.1(b) and 4.1(c) nor may such Company Stock Account be used as security for any loan.

               (b) Loans made pursuant to this Section (when added to the outstanding balance of all other loans made by the Plan to the Participant) shall be limited to the lesser of:

               (1) $50,000 reduced by the excess (if any) of the highest outstanding balance of loans from the Plan to the Participant during the one year period ending on the day before the date on which such loan is made, over the outstanding balance of loans from the Plan to the Participant on the date on which such loan was made, or

               (2) one-half (1/2) of the present value of the non-forfeitable accrued benefit of the Participant under the Plan ( excluding the Participant's Company Stock Account).

               For purposes of this limit, all plans of the Employer shall be considered one plan.

               (c) Loans shall provide for level amortization with payments to be made not less frequently than quarterly over a period not to exceed five (5) years. However, loans used to acquire any dwelling unit which, within a reasonable time, is to be used (determined at the time the loan is made) as a principal residence of the Participant shall provide for periodic repayment over a reasonable period of time that may exceed five (5) years. For this purpose, a principal residence has the same meaning as a principal residence under Code Section 1034.

               (d) Any loans granted or renewed on or after the last day of the first Plan Year beginning after December 31, 1988 shall be made pursuant to a Participant loan program. Such loan program shall be established in writing and must include, but need not be limited to, the following:

               (1) the identity of the person or positions authorized to administer the Participant loan program;

               (2) a procedure for applying for loans;

               (3) the basis on which loans will be approved or denied;

               (4) limitations, if any, on the types and amounts of loans offered;

               (5) the procedure under the program for determining a reasonable rate of interest;

               (6) the types of collateral which may secure a Participant loan; and

               (7) the events constituting default and the steps that will be taken to preserve Plan assets.

               Such Participant loan program shall be contained in a separate written document which, when properly executed, is hereby incorporated by reference and made a part of the Plan. Furthermore, such Participant loan program may be modified or amended in writing from time to time without the necessity of amending this Section.

8.5     VOTING COMPANY STOCK

     The Trustee, as directed by the Administrator, shall vote all Company Stock held by it as part of the Plan assets. Provided, however, that if any agreement entered into by the Trust provides for voting of any shares of Company Stock pledged as security for any obligation of the Plan, then such shares of Company Stock shall be voted in accordance with such agreement. If the Trustee does not timely receive voting directions from a Participant or Beneficiary with respect to any Company Stock allocated to that Participant's or Beneficiary's Company Stock Account, the Trustee shall vote such Company Stock, as directed by the Administrator.

     Notwithstanding the foregoing, if the Employer has a registration-type class of securities, each Participant or Beneficiary shall be entitled to direct the Trustee as to the manner in which the Company Stock which is entitled to vote and which is allocated to the Company Stock Account of such Participant or Beneficiary is to be voted. If the Employer does not have a registration-type class of securities, each Participant or Beneficiary in the Plan shall be entitled to direct the Trustee as to the manner in which voting rights on shares of Company Stock which are allocated to the Company Stock Account of such Participant or Beneficiary are to be exercised with respect to any corporate matter which involves the voting of such shares with respect to the approval or disapproval of any corporate merger or consolidation, recapitalization, reclassification, liquidation, dissolution, sale of substantially all assets of a trade or business, or such similar transaction as prescribed in Regulations. For purposes of this Section the term "registration-type class of securities" means: (A) a class of securities required to be registered under Section 12 of the Securities Exchange Act of 1934; and (B) a class of securities which would be required to be so registered except for the exemption from registration provided in subsection (g)(2)(H) of such Section 12.

     If the Employer does not have a registration-type class of securities and the by-laws of the Employer require the Plan to vote an issue in a manner that reflects a one-man, one-vote philosophy, each Participant or Beneficiary shall be entitled to cast one vote on an issue and the Trustee shall vote the shares held by the Plan in proportion to the results of the votes cast on the issue by the Participants and Beneficiaries.

8.6     DUTIES OF THE TRUSTEE REGARDING PAYMENTS

               (a) The Trustee shall make distributions from the Trust Fund at such times and in such numbers of shares or other units of Company Stock and amounts of cash to or for the benefit of the person entitled thereto under the Plan as the Administrator directs in writing. Any undistributed part of a Participant's interest in his accounts shall be retained in the Trust Fund until the Administrator directs its distribution. Where distribution is directed in Company Stock, the Trustee shall cause an appropriate certificate to be issued to the person entitled thereto and mailed to the address furnished it by the Administrator. Any portion of a Participant's Combined Account to be distributed in cash shall be paid by the Trustee mailing its check to the same person at the same address. If a dispute arises as to who is entitled to or should receive any benefit or payment, the Trustee may withhold or cause to be withheld such payment until the dispute has been resolved.

               (b) As directed by the Administrator, the Trustee shall make payments out of the Trust Fund. Such directions or instructions need not specify the purpose of the payments so directed and the Trustee shall not be responsible in any way respecting the purpose or propriety of such payments except as mandated by the Act.

               (c) In the event that any distribution or payment directed by the Administrator shall be mailed by the Trustee to the person specified in such direction at the latest address of such person filed with the Administrator, and shall be returned to the Trustee because such person cannot be located at such address, the Trustee shall promptly notify the Administrator of such return. Upon the expiration of sixty
          (60) days after such notification, such direction shall become void and unless and until a further direction by the Administrator is received by the Trustee with respect to such distribution or payment, the Trustee shall thereafter continue to administer the Trust as if such direction had not been made by the Administrator. The Trustee shall not be obligated to search for or ascertain the whereabouts of any such person.

8.7     TRUSTEE'S COMPENSATION AND EXPENSES AND TAXES

     The Trustee shall be paid such reasonable compensation as shall from time to time be agreed upon in writing by the Employer and the Trustee. An individual serving as Trustee who already receives full-time pay from the Employer shall not receive compensation from the Plan. In addition, the Trustee shall be reimbursed for any reasonable expenses, including reasonable counsel fees incurred by it as Trustee. Such compensation and expenses shall be paid from the Trust Fund unless paid or advanced by the Employer. All taxes of any kind and all kinds whatsoever that may be levied or assessed under existing or future laws upon, or in respect of, the Trust Fund or the income thereof, shall be paid from the Trust Fund.

8.8     ANNUAL REPORT OF THE TRUSTEE

     Within a reasonable period of time after the later of the Anniversary Date or receipt of the Employer contribution for each Plan Year, the Trustee shall furnish to the Employer and Administrator a written statement of account with respect to the Plan Year for which such contribution was made setting forth:

               (a) the net income, or loss, of the Trust Fund;

               (b) the gains, or losses, realized by the Trust Fund upon sales or other disposition of the assets;

               (c) the increase, or decrease, in the value of the Trust Fund;

               (d) all payments and distributions made from the Trust Fund; and

               (e) such further information as the Trustee and/or Administrator deems appropriate. The Employer, forthwith upon its receipt of each such statement of account, shall acknowledge receipt thereof in writing and advise the Trustee and/or Administrator of its approval or disapproval thereof. Failure by the Employer to disapprove any such statement of account within thirty (30) days after its receipt thereof shall be deemed an approval thereof. The approval by the Employer of any statement of account shall be binding as to all matters embraced therein as between the Employer and the Trustee to the same extent as if the account of the Trustee had been settled by judgment or decree in an action for a judicial settlement of its account in a court of competent jurisdiction in which the Trustee, the Employer and all persons having or claiming an interest in the Plan were parties; provided, however, that nothing herein contained shall deprive the Trustee of its right to have its accounts judicially settled if the Trustee so desires.

8.9     AUDIT

               (a) If an audit of the Plan's  records  shall be  required by the
          Act and the regulations thereunder for any Plan Year, the Administrator shall direct the Trustee to engage on behalf of all Participants an independent qualified public accountant for that purpose. Such accountant shall, after an audit of the books and records of the Plan in accordance with generally accepted auditing standards, within a reasonable period after the close of the Plan Year, furnish to the Administrator and the Trustee a report of his audit setting forth his opinion as to whether any statements, schedules or lists that are required by Act Section 103 or the

          Secretary of Labor to be filed with the Plan's annual report, are presented fairly in conformity with generally accepted accounting principles applied consistently. All auditing and accounting fees shall be an expense of and may, at the election of the Administrator, be paid from the Trust Fund.

               (b) If some or all of the information necessary to enable the Administrator to comply with Act Section 103 is maintained by a bank, insurance company, or similar institution, regulated and supervised and subject to periodic examination by a state or federal agency, it shall transmit and certify the accuracy of that information to the Administrator as provided in Act Section 103(b) within one hundred twenty (120) days after the end of the Plan Year or by such other date as may be prescribed under regulations of the Secretary of Labor.

8.10    RESIGNATION, REMOVAL AND SUCCESSION OF TRUSTEE

               (a) The Trustee may resign at any time by delivering to the Employer, at least thirty (30) days before its effective date, a written notice of his resignation.

               (b) The Employer may remove the Trustee by mailing by registered or certified mail, addressed to such Trustee at his last known address, at least thirty (30) days before its effective date, a written notice of his removal.

               (c) Upon the death, resignation, incapacity, or removal of any Trustee, a successor may be appointed by the Employer; and such successor, upon accepting such appointment in writing and delivering same to the Employer, shall, without further act, become vested with all the estate, rights, powers, discretions, and duties of his predecessor with like respect as if he were originally named as a Trustee herein. Until such a successor is appointed, the remaining Trustee or Trustees shall have full authority to act under the terms of the Plan.

               (d) The Employer may designate one or more successors prior to the death, resignation, incapacity, or removal of a Trustee. In the event a successor is so designated by the Employer and accepts such designation, the successor shall, without further act, become vested with all the estate, rights, powers, discretions, and duties of his predecessor with the like effect as if he were originally named as Trustee herein immediately upon the death, resignation, incapacity, or removal of his predecessor.

               (e) Whenever any Trustee hereunder ceases to serve as such, he shall furnish to the Employer and Administrator a written statement of account with respect to the portion of the Plan Year during which he served as Trustee. This statement shall be either (i) included as part of the annual statement of account for the Plan Year required under
          Section 8.8 or (ii) set forth in a special statement. Any such special statement of account should be rendered to the Employer no later than the due date of the annual statement of account for the Plan Year. The procedures set forth in Section 8.8 for the approval by the Employer of annual statements of account shall apply to any special statement of account rendered hereunder and approval by the Employer of any such special statement in the manner provided in Section 8.8 shall have the same effect upon the statement as the Employer's approval of an annual statement of account. No successor to the Trustee shall have any duty or responsibility to investigate the acts or transactions of any predecessor who has rendered all statements of account required by
          Section 8.8 and this subparagraph.

8.11    TRANSFER OF INTEREST

     Notwithstanding any other provision contained in this Plan, the Trustee at the direction of the Administrator shall transfer the Vested interest, if any, of such Participant in his account to another trust forming part of a pension, profit sharing or stock bonus plan maintained by such Participant's new employer and represented by said employer in writing as meeting the requirements of Code
Section 401(a), provided that the trust to which such transfers are made permits the transfer to be made.

8.12    DIRECT ROLLOVER

               (a) Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this Section, a distributee may elect, at the time and in the manner prescribed by the Administrator, to have any portion of an eligible rollover distribution that is equal to at least $500 paid directly to an eligible retirement plan specified by the distributee in a direct rollover.

               (b) For purposes of this Section the following definitions shall apply:

               (1) An eligible rollover distribution is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include:

               any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under Code Section 401(a)(9); the portion of any other distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities); and any other distribution that is reasonably expected to total less than $200 during a year.

               (2) An eligible retirement plan is an individual retirement account described in Code Section 408(a), an individual retirement annuity described in Code Section 408(b), an annuity plan described in Code Section 403(a), or a qualified trust described in Code Section 401(a), that accepts the distributee's eligible rollover distribution. However, in the case of an eligible rollover distribution to the surviving spouse, an eligible retirement plan is an individual retirement account or individual retirement annuity.

               (3) A distributee includes an Employee or former Employee. In addition, the Employee's or former Employee's surviving spouse and the Employee's or former Employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Code Section 414(p), are distributees with regard to the interest of the spouse or former spouse.

               (4) A direct rollover is a payment by the Plan to the eligible retirement plan specified by the distributee.

                                    ARTICLE I
                       AMENDMENT, TERMINATION AND MERGERS

9.1     AMENDMENT

               (a) The Employer shall have the right at any time to amend the Plan, subject to the limitations of this Section.

               (b) No amendment to the Plan shall be effective if it authorizes or permits any part of the Trust Fund (other than such part as is required to pay taxes and administration expenses) to be used for or diverted to any purpose other than for the exclusive benefit of the Participants or their Beneficiaries or estates; or causes any reduction in the amount credited to the account of any Participant; or causes or permits any portion of the Trust Fund to revert to or become property of the Employer.

               (c) Except as permitted by Regulations, no Plan amendment or transaction having the effect of a Plan amendment (such as a merger, plan transfer or similar transaction) shall be effective to the extent it eliminates or reduces any "Section 411(d)(6) protected benefit" or adds or modifies conditions relating to "Section 411(d)(6) protected benefits" the result of which is a further restriction on such benefit unless such protected benefits are preserved with respect to benefits accrued as of the later of the adoption date or effective date of the amendment. "Section 411(d)(6) protected benefits" are benefits described in Code Section 411(d)(6)(A), early retirement benefits and retirement-type subsidies, and optional forms of benefit.

9.2     TERMINATION

               (a) The Employer shall have the right at any time to terminate the Plan. Upon any full or partial termination, all amounts credited to the affected Participants' Combined Accounts shall become 100% Vested as provided in Section 7.4 and shall not thereafter be subject to forfeiture, and all unallocated amounts shall be allocated to the accounts of all Participants in accordance with the provisions hereof.

               (b) Upon the full termination of the Plan, the Employer shall direct the distribution of the assets of the Trust Fund to Participants in a manner which is consistent with and satisfies the provisions of Sections 7.5 and 7.6. Except as permitted by
          Regulations, the termination of the Plan shall not result in the reduction of "Section 411(d)(6) protected benefits" in accordance with
          Section 9.1(c).

9.3     MERGER OR CONSOLIDATION

     This Plan and Trust may be merged or consolidated with, or its assets and/or liabilities may be transferred to any other plan and trust only if the benefits which would be received by a Participant of this Plan, in the event of a termination of the plan immediately after such transfer, merger or consolidation, are at least equal to the benefits the Participant would have received if the Plan had terminated immediately before the transfer, merger or consolidation, and such transfer, merger or consolidation does not otherwise result in the elimination or reduction of any "Section 411(d)(6) protected benefits" in accordance with Section 9.1(c).

                                    ARTICLE I
                                    TOP HEAVY

10.1    TOP HEAVY PLAN REQUIREMENTS

     For any Top Heavy Plan Year, the Plan shall provide the special vesting requirements of Code Section 416(b) pursuant to Section 7.4 of the Plan and the special minimum allocation requirements of Code Section 416(c) pursuant to
Section 4.4 of the Plan.

10.2    DETERMINATION OF TOP HEAVY STATUS

               (a) This Plan shall be a Top Heavy Plan for any Plan Year in which, as of the Determination Date, (1) the Present Value of Accrued Benefits of Key Employees and (2) the sum of the Aggregate Accounts of Key Employees under this Plan and all plans of an Aggregation Group, exceeds sixty percent (60%) of the Present Value of Accrued Benefits and the Aggregate Accounts of all Key and Non-Key Employees under this Plan and all plans of an Aggregation Group.

               If any Participant is a Non-Key Employee for any Plan Year, but such Participant was a Key Employee for any prior Plan Year, such Participant's Present Value of Accrued Benefit and/or Aggregate
          Account balance shall not be taken into account for purposes of determining whether this Plan is a Top Heavy or Super Top Heavy Plan (or whether any Aggregation Group which includes this Plan is a Top Heavy Group). In addition, if a Participant or Former Participant has not performed any services for any Employer maintaining the Plan at any time during the five year period ending on the Determination Date, any accrued benefit for such Participant or Former Participant shall not be taken into account for the purposes of determining whether this Plan is a Top Heavy or Super Top Heavy Plan.

               (b) This Plan shall be a Super Top Heavy Plan for any Plan Year in which, as of the Determination Date, (1) the Present Value of Accrued Benefits of Key Employees and (2) the sum of the Aggregate Accounts of Key Employees under this Plan and all plans of an Aggregation Group, exceeds ninety percent (90%) of the Present Value of Accrued Benefits and the Aggregate Accounts of all Key and Non-Key

          Employees under this Plan and all plans of an Aggregation Group.

               (c) Aggregate Account: A Participant's Aggregate Account as of the Determination Date is the sum of:

               (1) his Participant's Combined Account balance as of the most recent valuation occurring within a twelve (12) month period ending on the Determination Date;

               (2) an adjustment for any contributions due as of the Determination Date. Such adjustment shall be the amount of any contributions actually made after the Valuation Date but due on or before the Determination Date, except for the first Plan Year when such adjustment shall also reflect the amount of any contributions made after the Determination Date that are allocated as of a date in that first Plan Year.

               (3) any Plan distributions made within the Plan Year that includes the Determination Date or within the four (4) preceding Plan Years. However, in the case of distributions made after the Valuation Date and prior to the Determination Date, such distributions are not included as distributions for top heavy purposes to the extent that such distributions are already included in the Participant's Aggregate Account balance as of the Valuation Date. Notwithstanding anything herein to the contrary, all distributions, including distributions made prior to January 1, 1984, and distributions under a terminated plan which if it had not been terminated would have been required to be included in an Aggregation Group, will be counted. Further, distributions from the Plan (including the cash value of life insurance policies) of a Participant's account balance because of death shall be treated as a distribution for the purposes of this paragraph.

               (4) any Employee contributions, whether voluntary or mandatory. However, amounts attributable to tax deductible qualified voluntary employee contributions shall not be considered to be a part of the Participant's Aggregate Account balance.

               (5) with respect to unrelated rollovers and plan-to-plan transfers (ones which are both initiated by the Employee and made from a plan maintained by one employer to a plan maintained by another employer), if this Plan provides the rollovers or plan-to-plan transfers, it shall always consider such rollovers or plan-to-plan transfers as a distribution for the purposes of this Section. If this Plan is the plan accepting such rollovers or plan-to-plan transfers, it shall not consider such rollovers or plan-to-plan transfers as part of the Participant's Aggregate Account balance. However, rollovers or plan-to-plan transfers accepted prior to January 1, 1984 shall be considered as part of the Participant's Aggregate Account balance.

               (6) with respect to related rollovers and plan-to-plan transfers (ones either not initiated by the Employee or made to a plan maintained by the same employer), if this Plan provides the rollover or plan-to-plan transfer, it shall not be counted as a distribution for purposes of this Section. If this Plan is the plan accepting such rollover or plan-to-plan transfer, it shall consider such rollover or plan-to-plan transfer as part of the Participant's Aggregate Account balance, irrespective of the date on which such rollover or plan-to-plan transfer is accepted.

               (7) For the purposes of determining whether two employers are to be treated as the same employer in (5) and (6) above, all employers aggregated under Code Section 414(b), (c), (m) and (o) are treated as the same employer.

               (d) "Aggregation Group" means either a Required Aggregation Group or a Permissive Aggregation Group as hereinafter determined.

               (1) Required Aggregation Group: In determining a Required Aggregation Group hereunder, each plan of the Employer in which a Key Employee is a participant in the Plan Year containing the Determination Date or any of the four preceding Plan Years, and each other plan of the Employer which enables any plan in which a Key Employee participates to meet the requirements of Code Sections 401(a)(4) or 410, will be required to be aggregated. Such group shall be known as a Required Aggregation Group.

               In the case of a Required Aggregation Group, each plan in the group will be considered a Top Heavy Plan if the Required Aggregation Group is a Top Heavy Group. No plan in the Required Aggregation Group will be considered a Top Heavy Plan if the

               Required Aggregation Group is not a Top Heavy Group.

               (2) Permissive Aggregation Group: The Employer may also include any other plan not required to be included in the Required Aggregation Group, provided the resulting group, taken as a whole, would continue to satisfy the provisions of Code Sections 401(a)(4) and 410. Such group shall be known as a Permissive Aggregation Group.

               In the case of a Permissive Aggregation Group, only a plan that is part of the Required Aggregation Group will be considered a Top Heavy Plan if the Permissive Aggregation Group is a Top Heavy Group. No plan in the Permissive Aggregation Group will be considered a Top Heavy Plan if the Permissive Aggregation Group is not a Top Heavy Group.

               (3) Only those plans of the Employer in which the Determination Dates fall within the same calendar year shall be aggregated in order to determine whether such plans are Top Heavy Plans.

               (4) An Aggregation Group shall include any terminated plan of the Employer if it was maintained within the last five (5) years ending on the Determination Date.

               (e) "Determination Date" means (a) the last day of the preceding Plan Year, or (b) in the case of the first Plan Year, the last day of such Plan Year.

               (f) Present Value of Accrued Benefit: In the case of a defined benefit plan, the Present Value of Accrued Benefit for a Participant other than a Key Employee, shall be as determined using the single accrual method used for all plans of the Employer and Affiliated Employers, or if no such single method exists, using a method which results in benefits accruing not more rapidly than the slowest accrual rate permitted under Code Section 411(b)(1)(C). The determination of the Present Value of Accrued Benefit shall be determined as of the most recent Valuation Date that falls within or ends with the 12-month period ending on the Determination Date except as provided in Code
          Section 416 and the Regulations thereunder for the first and second plan years of a defined benefit plan.

               (g) "Top Heavy Group" means an Aggregation Group in which, as of the Determination Date, the sum of:

               (1) the Present Value of Accrued Benefits of Key Employees under all defined benefit plans included in the group, and

               (2) the Aggregate Accounts of Key Employees under all defined contribution plans included in the group,

               exceeds sixty percent (60%) of a similar sum determined for all Participants.

                                    ARTICLE I
                                  MISCELLANEOUS

11.1    PARTICIPANT'S RIGHTS

     This Plan shall not be deemed to constitute a contract between the Employer and any Participant or to be a consideration or an inducement for the employment of any Participant or Employee. Nothing contained in this Plan shall be deemed to give any Participant or Employee the right to be retained in the service of the Employer or to interfere with the right of the Employer to discharge any Participant or Employee at any time regardless of the effect which such discharge shall have upon him as a Participant of this Plan.

11.2    ALIENATION

               (a) Subject to the exceptions provided below, no benefit which shall be payable out of the Trust Fund to any person (including a Participant or his Beneficiary) shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, or charge, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, or charge the same shall be void; and no such benefit shall in any manner be liable for, or subject to, the debts, contracts, liabilities, engagements, or torts of any such person, nor shall it be subject to attachment or legal process for or against such person, and the same shall not be recognized by the Trustee, except to such extent as may be required by law.

               (b) This provision shall not apply to the extent a Participant or Beneficiary is indebted to the Plan, as a result of a loan from the Plan. At the time a distribution is to be made to or for a Participant's or Beneficiary's benefit, such proportion of the amount distributed as shall equal such loan indebtedness shall be paid by the Trustee to the Trustee or the Administrator, at the direction of the Administrator, to apply against or discharge such loan indebtedness. Prior to making a payment, however, the Participant or Beneficiary must be given written notice by the Administrator that such loan indebtedness is to be so paid in whole or part from his Participant's Combined Account. If the Participant or Beneficiary does not agree that the loan indebtedness is a valid claim against his Vested Participant's Combined Account, he shall be entitled to a review of the validity of the claim in accordance with procedures provided in Sections 2.8 and 2.9.

               (c) This provision shall not apply to a "qualified domestic relations order" defined in Code Section 414(p), and those other domestic relations orders permitted to be so treated by the Administrator under the provisions of the Retirement Equity Act of 1984. The Administrator shall establish a written procedure to determine the qualified status of domestic relations orders and to administer distributions under such qualified orders. Further, to the extent provided under a "qualified domestic relations order," a former spouse of a Participant shall be treated as the spouse or surviving spouse for all purposes under the Plan.

11.3    CONSTRUCTION OF PLAN

     This Plan and Trust shall be construed and enforced according to the Act and the laws of the State of New York to the extent not preempted by the Act.

11.4    GENDER AND NUMBER

     Wherever any words are used herein in the masculine, feminine or neuter gender, they shall be construed as though they were also used in another gender in all cases where they would so apply, and whenever any words are used herein in the singular or plural form, they shall be construed as though they were also used in the other form in all cases where they would so apply.

11.5    LEGAL ACTION

     In the event any claim, suit, or proceeding is brought regarding the Trust and/or Plan established hereunder to which the Trustee, the Employer or the Administrator may be a party, and such claim, suit, or proceeding is resolved in favor of the Trustee, the Employer or the Administrator, they shall be entitled to be reimbursed from the Trust Fund for any and all costs, attorney's fees, and other expenses pertaining thereto incurred by them for which they shall have become liable.

11.6    PROHIBITION AGAINST DIVERSION OF FUNDS

               (a) Except as provided below and otherwise specifically permitted by law, it shall be impossible by operation of the Plan or of the Trust, by termination of either, by power of revocation or amendment, by the happening of any contingency, by collateral arrangement or by any other means, for any part of the corpus or income of any trust fund maintained pursuant to the Plan or any funds contributed thereto to be used for, or diverted to, purposes other than the exclusive benefit of Participants, Retired Participants, or their Beneficiaries.

               (b) In the event the Employer shall make an excessive contribution under a mistake of fact pursuant to Act Section 403(c)(2)(A), the Employer may demand repayment of such excessive contribution at any time within one (1) year following the time of payment and the Trustees shall return such amount to the Employer within the one (1) year period. Earnings of the Plan attributable to the excess contributions may not be returned to the Employer but any losses attributable thereto must reduce the amount so returned.

11.7    BONDING

     Every Fiduciary, except a bank or an insurance company, unless exempted by the Act and regulations thereunder, shall be bonded in an amount not less than 10% of the amount of the funds such Fiduciary handles; provided, however, that the minimum bond shall be $1,000 and the maximum bond, $500,000. The amount of funds handled shall be determined at the beginning of each Plan Year by the amount of funds handled by such person, group, or class to be covered and their predecessors, if any, during the preceding Plan Year, or if there is no preceding Plan Year, then by the amount of the funds to be handled during the then current year. The bond shall provide protection to the Plan against any loss by reason of acts of fraud or dishonesty by the Fiduciary alone or in connivance with others. The surety shall be a corporate surety company (as such term is used in Act Section 412(a)(2)), and the bond shall be in a form approved by the Secretary of Labor. Notwithstanding anything in the Plan to the contrary, the cost of such bonds shall be an expense of and may, at the election of the Administrator, be paid from the Trust Fund or by the Employer.

11.8    EMPLOYER'S AND TRUSTEE'S PROTECTIVE CLAUSE

     Neither the Employer, the Administrator, nor the Trustee, nor their successors shall be responsible for the validity of any Contract issued hereunder or for the failure on the part of the insurer to make payments provided by any such Contract, or for the action of any person which may delay payment or render a Contract null and void or unenforceable in whole or in part.

11.9    INSURER'S PROTECTIVE CLAUSE

     Any insurer who shall issue Contracts hereunder shall not have any responsibility for the validity of this Plan or for the tax or legal aspects of this Plan. The insurer shall be protected and held harmless in acting in accordance with any written direction of the Trustee, and shall have no duty to see to the application of any funds paid to the Trustee, nor be required to question any actions directed by the Trustee. Regardless of any provision of this Plan, the insurer shall not be required to take or permit any action or allow any benefit or privilege contrary to the terms of any Contract which it issues hereunder, or the rules of the insurer.

11.10   RECEIPT AND RELEASE FOR PAYMENTS

     Any payment to any Participant, his legal representative, Beneficiary, or to any guardian or committee appointed for such Participant or Beneficiary in accordance with the provisions of the Plan, shall, to the extent thereof, be in full satisfaction of all claims hereunder against the Trustee and the Employer, either of whom may require such Participant, legal representative, Beneficiary, guardian or committee, as a condition precedent to such payment, to execute a receipt and release thereof in such form as shall be determined by the Trustee or Employer.

11.11   ACTION BY THE EMPLOYER

     Whenever the Employer under the terms of the Plan is permitted or required to do or perform any act or matter or thing, it shall be done and performed by a person duly authorized by its legally constituted authority.

11.12   NAMED FIDUCIARIES AND ALLOCATION OF RESPONSIBILITY

     The "named Fiduciaries" of this Plan are (1) the Employer, (2) the Administrator and (3) the Trustee. The named Fiduciaries shall have only those specific powers, duties, responsibilities, and obligations as are specifically given them under the Plan or as accepted by or assigned to them pursuant to any procedure provided under the Plan, including but not limited to any agreement allocating or delegating their responsibilities, the terms of which are incorporated herein by reference. In general, unless otherwise indicated herein or pursuant to such agreements, the Employer shall have the duties specified in
Article II hereof, as the same may be allocated or delegated thereunder, including but not limited to the responsibility for making the contributions provided for under Section 4.1; and shall have the authority to appoint and remove the Trustee and the Administrator; to formulate the Plan's "funding policy and method"; and to amend or terminate, in whole or in part, the Plan. The Administrator shall have the responsibility for the administration of the Plan, including but not limited to the items specified at Article II of the

Plan, as the same may be allocated or delegated thereunder. The Trustee shall have the responsibility of management and control of the assets held under the Trust, except to the extent directed pursuant to Article II or with respect to those assets, the management of which has been assigned to an Investment Manager, who shall be solely responsible for the management of the assets assigned to it, all as specifically provided in the Plan and any agreement with the Trustee. Each named Fiduciary warrants that any directions given, information furnished, or action taken by it shall be in accordance with the provisions of the Plan, authorizing or providing for such direction, information or action. Furthermore, each named Fiduciary may rely upon any such direction, information or action of another named Fiduciary as being proper under the Plan, and is not required under the Plan to inquire into the propriety of any such direction, information or action. It is intended under the Plan that each named Fiduciary shall be responsible for the proper exercise of its own powers, duties, responsibilities and obligations under the Plan as specified or allocated herein. No named Fiduciary shall guarantee the Trust Fund in any manner against investment loss or depreciation in asset value. Any person or group may serve in more than one Fiduciary capacity. In the furtherance of their responsibilities hereunder, the "named Fiduciaries" shall be empowered to interpret and apply the Plan and Trust, including the power to resolve questions of law and/or fact and to resolve ambiguities, inconsistencies and omissions, which findings shall be binding, final and conclusive.

11.13   HEADINGS

     The  headings  and   subheadings  of  this  Plan  have  been  inserted  for
convenience of reference and are to be ignored in any construction of the provisions hereof.

11.14   APPROVAL BY INTERNAL REVENUE SERVICE

               (a) Notwithstanding anything herein to the contrary, contributions to this Plan are conditioned upon the qualification of the Plan under Code Section 401. If the Plan receives an adverse determination with respect to its qualification, then the Plan may return such contributions to the Employer within one year after such determination, provided the application for the determination is made by the time prescribed by law for filing the Employer's return for the taxable year in which the Plan was adopted, or such later date as the Secretary of the Treasury may prescribe.

               (b) Notwithstanding any provisions to the contrary, except Sections 3.5, 3.6, and 4.1(d), any contribution by the Employer to the Trust Fund is conditioned upon the deductibility of the contribution by the Employer under the Code and, to the extent any such deduction is disallowed, the Employer may, within one (1) year following the disallowance of the deduction, demand repayment of such disallowed contribution and the Trustee shall return such contribution within one
          (1) year following the disallowance. Earnings of the Plan attributable to the excess contribution may not be returned to the Employer, but any losses attributable thereto must reduce the amount so returned.

11.15   UNIFORMITY

     All provisions of this Plan shall be interpreted and applied in a uniform, nondiscriminatory manner. In the event of any conflict between the terms of this Plan and any Contract purchased hereunder, the Plan provisions shall control.

11.16   SECURITIES AND EXCHANGE COMMISSION APPROVAL

     The Employer may request an interpretative letter from the Securities and Exchange Commission stating that the transfers of Company Stock contemplated hereunder do not involve transactions requiring a registration of such Company Stock under the Securities Act of 1933. In the event that a favorable interpretative letter is not obtained, the Employer reserves the right to amend the Plan and Trust retroactively to their Effective Dates in order to obtain a favorable interpretative letter or to terminate the Plan.

11.17   SPECIAL DISTRIBUTION FORMS

     Notwithstanding any language contained in the Plan to the contrary, with respect to Employer contributions made to the Plan on and before December 31, 1994, the following provisions shall apply:

               (a) Upon the death of a Participant before his Retirement Date or other termination of his employment, all amounts credited to such Participant's Company Stock Account shall become fully Vested.

               (b) Upon the death of a Former Participant, the Administrator shall direct the Trustee, to distribute any remaining Vested amounts credited to the accounts of a deceased Former Participant to such Former Participant's Beneficiary.

               (c) Any security interest held by the Plan by reason of an outstanding loan to the Participant or Former Participant shall be taken into account in determining the amount of the Pre-Retirement Survivor Annuity.

               (d) The Administrator may require such proper proof of death and such evidence of the right of any person to receive payment of the Company Stock Account attributable to Employer contributions made on or before December 31, 1994 on behalf of a deceased Participant or Former Participant as the Administrator may deem desirable. The Administrator's determination of death and of the right of any person to receive payment shall be conclusive.

               (e) Unless otherwise elected, the Beneficiary of the death benefit shall be the Participant's spouse, who shall receive such benefit in the form of a Pre-Retirement Survivor Annuity, which is an immediate annuity form of payment for the life of the surviving spouse of a Participant who dies prior to his annuity starting date, which is the first day of the first period for which an amount is paid as an annuity, or in the case of a benefit not payable in the form of an annuity, the first day on which all events have occurred which entitle the Participant to such benefit. Except, however, the Participant may designate a Beneficiary other than his spouse if:

               (1) the Participant and his spouse have validly waived the Pre-Retirement Survivor Annuity, and the spouse has waived his or her right to be the Participant's Beneficiary, or

               (2) the Participant is legally separated or has been abandoned (within the meaning of local law) and the Participant has a court order to such effect (and there is no "qualified domestic relations order" as defined in Code Section 414(p) which provides otherwise), or

               (3) the Participant has no spouse, or

               (4) the spouse cannot be located.

     In such event, the designation of a Beneficiary shall be made on a form satisfactory to the Administrator. A Participant may at any time revoke his designation of a Beneficiary or change his Beneficiary by filing written notice of such revocation or change with the Administrator. However, the Participant's spouse must again consent in writing to any change in Beneficiary unless the original consent acknowledged that the spouse had the right to limit consent only to a specific Beneficiary and that the spouse voluntarily elected to relinquish such right. In the event no valid designation of Beneficiary exists at the time of the Participant's death, the death benefit shall be payable to his estate.

               (f)(1) Unless otherwise  elected as provided below, a Participant who is married on the Annuity Starting Date and who does not die before the Annuity Starting Date shall receive the value of his Company Stock Account derived from Employer contributions made or before December 31, 1994 in the form of a joint and survivor annuity. The joint and survivor annuity is an annuity that commences immediately and shall be equal in value to a single life annuity. Such joint and survivor benefits following the Participant's death shall continue to the spouse during the spouse's lifetime at a rate equal to 50% of the rate at which such benefits were payable to the Participant. This joint and 50% survivor annuity shall be considered the designated qualified joint and survivor annuity and automatic form of payment of Employer contributions made to a Participant's Company Stock Account on or before December 31, 1994. An unmarried Participant shall receive the value of his Company Stock Account derived from Employer contributions made on or before December 31, 1994 in the form of a life annuity. Such unmarried Participant, however, may elect in writing to waive the life annuity. The election must comply with the provisions of this Section as if it were an election to waive the joint and survivor annuity by a married Participant, but without the spousal consent requirement. The Participant may elect to have any annuity provided for in this Section distributed upon the attainment of the "earliest retirement age" under the Plan. The "earliest retirement age" is the earliest date on which, under the Plan, the Participant could elect to receive retirement benefits.

               (2) Any election to waive the joint and survivor annuity must be made by the Participant in writing during the election period and be consented to by the Participant's spouse. If the spouse is legally incompetent to give consent, the spouse's legal guardian, even if such guardian is the Participant, may give consent. Such election shall designate a Beneficiary (or a form of benefits) that may not be changed without spousal consent (unless the consent of the spouse expressly permits designations by the Participant without the requirement of further consent by the spouse). Such spouse's consent shall be irrevocable and must acknowledge the effect of such election and be witnessed by a Plan representative or a notary public. Such consent shall not be required if it is established to the satisfaction of the Administrator that the required consent cannot be obtained because there is no spouse, the spouse cannot be located, or other circumstances that may be prescribed by Regulations. The election made by the Participant and consented to by his spouse may be revoked by the Participant in writing without the consent of the spouse at any time during the election period. The number of revocations shall not be limited. Any new election must comply with the requirements of this paragraph. A former spouse's waiver shall not be binding on a new spouse.

               (3) The election period to waive the joint and survivor annuity shall be the 90 day period ending on the Annuity Starting Date.

               (4) With regard to the election, the Administrator shall provide to the Participant no less than 30 days and no more than 90 days before the Annuity Starting Date a written explanation of:

                    (i) the terms and conditions of the joint and survivor annuity,

                    (ii) the Participant's right to make, and the effect of, an election to waive the joint and survivor annuity,

                    (iii) the right of the Participant's spouse to consent to any election to waive the joint and survivor annuity, and

                    (iv) the right of the Participant to revoke such election, and the effect of such revocation.

               (5) Any distribution provided for in this Section may commence less than 30 days after the notice required by Code Section 417(a)(3) is given, provided that:

                    (i) the Administrator clearly informs the Participant that the Participant has a right to a period of 30 days after receiving the notice to consider whether to waive the joint and survivor annuity and consent to a form of distribution other than a joint and survivor annuity,

                    (ii) the Participant is permitted to revoke an affirmative distribution election at least until the Annuity Starting Date, or, if later, at any time prior to the expiration of the 7-day period that begins the day after the explanation of the joint and survivor annuity is provided to the

                    Participant,

                    (iii) the Annuity Starting Date is after the date that the explanation of the joint and survivor annuity is provided to the Participant. However, the Annuity Starting Date may be before the date that any affirmative distribution election is made by the Participant and before the date that the distribution is permitted to commence under (iv) below, and

                    (iv) distribution in accordance with the affirmative election does not commence before the expiration of the 7-day period that begins the day after the explanation of the joint and survivor annuity is provided to the Participant.

               (g) In the event a married Participant duly elects not to receive his benefit in the form of a joint and survivor annuity, or if such Participant is not married, in the form of a life annuity, the Administrator, pursuant to the election of the Participant, shall direct the Trustee to distribute to a Participant or his Beneficiary any amount to which he is entitled under the Plan in one or more of the following methods:

               (1) One lump-sum payment in cash.

               (2) Payments over a period certain in monthly, quarterly, semi-annual, or annual cash installments.

               (h) The present value of a Participant's joint and survivor annuity derived from Employer and Employee contributions may not be paid without his written consent if the value exceeds, or has ever exceeded, $3,500 ($5,000 beginning in 1998) at the time of any prior distribution. Further, the spouse of a Participant must consent in writing to any immediate distribution. Any written consent must be obtained not more than 90 days before commencement of the distribution.

               If the value of the Participant's benefit derived from Employer and Employee contributions does not exceed $3,500 ($5,000 beginning in
          1998) and has never exceeded $3,500 ($5,000 beginning in 1998) at the time of any prior distribution, the Administrator may immediately distribute such benefit without such Participant's consent. No distribution may be made under the preceding sentence after the

          Annuity Starting Date unless the Participant and his spouse consent in writing to such distribution.

               (i) Any distribution to a Participant who has a benefit which exceeds, or has ever exceeded, $3,500 ($5,000 beginning in 1998) at the time of any prior distribution shall require such Participant's consent if such distribution commences prior to the later of his Normal Retirement Age or age 62. With regard to this required consent:

               (1) No consent shall be valid unless the Participant has received a general description of the material features and an explanation of the relative values of the optional forms of benefit available under the Plan that would satisfy the notice requirements of Code
               Section 417.

               (2) The Participant must be informed of his right to defer receipt of the distribution. If a Participant fails to consent, it shall be deemed an election to defer the commencement of payment of any benefit.

               (3) Notice of the rights specified under this paragraph shall be provided no less than 30 days and no more than 90 days before the Annuity Starting Date.

               (4) Written consent of the Participant to the distribution must not be made before the Participant receives the notice and must not be made more than 90 days before the Annuity Starting Date.

               (5) No consent shall be valid if a significant detriment is imposed under the Plan on any Participant who does not consent to the distribution.

               Any such distribution may commence less than 30 days after the notice required under Regulation 1.411(a)-11(c) is given, provided that: (1) the Administrator clearly informs the Participant that the Participant has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and (2) the Participant, after receiving the notice, affirmatively elects a distribution.

                  IN WITNESS WHEREOF, this Plan has been executed the 6 day of December, 1997, effective January 1, 1997 forward.

                                                        NBT Bancorp, Inc.

                                                        By/s/John D. Roberts
                                                          -------------------
                                                          EMPLOYER


                                                        NBT Bank, N.A.

                                                        By/s/Todd Griffin
                                                          -------------------
                                                          TRUSTEE

                                                        ATTEST/s/Warren Nash
                                                              ---------------

                                  EXHIBIT 10.9

               NBT Bancorp Inc. 1986 Stock Option Plan as Amended

                                NBT BANCORP INC.

                                STOCK OPTION PLAN


                                   AS AMENDED

                              (A) January 26, 1987
                              (B) January 12, 1988
                              (C) November 17, 1992
                              (D) February 16, 1993

                                NBT BANCORP INC.

                                STOCK OPTION PLAN

                                Table of Contents

                                                                            PAGE

I.    DEFINITIONS       1

II.   PURPOSES OF PLAN  4
        2.1 Purposes...........................................................4
        2.2 Administration.....................................................5
        2.3 Participation......................................................6
        2.4 Number of Shares Subject to the Plan...............................6

III.  NON-QUALIFIED STOCK OPTIONS..............................................7
        3.1 Option Price.......................................................7
        3.2 Payment of Option Price............................................7
        3.3 Expiration.........................................................8
        3.4 Exercise of Options................................................8
        3.5 Issuance of Stock Certificate......................................9

IV.   INCENTIVE STOCK OPTIONS..................................................9
        4.1 Incentive Stock Options............................................9

V.    TERMINATION OF EMPLOYMENT...............................................10
        5.1 Termination of Employment.........................................10

VI.   STOCK APPRECIATION RIGHTS...............................................11
        6.1 Grant.............................................................11
        6.2 Appreciation Benefit..............................................12
        6.3 Exercise..........................................................12
        6.4 Expiration or Termination of Stock
            Appreciation Rights...............................................13

VII.  OTHER PROVISIONS........................................................14
        7.1  Adjustments Upon Changes in
             Capitalization...................................................14
        7.2  Dissolution, Liquidations,
             Mergers or Reorganization........................................15
        7.3  Provisions of Financial Assistance--
             Direct Loan or Guarantee.........................................16
        7.4  Rights of Participant's and
             Beneficiaries....................................................17
        7.5  Assignment or Transfer...........................................17
        7.6  Compliance with Law and Regulations..............................18
        7.7  Withholding......................................................18
        7.8  Amendment and Termination........................................19
        7.9  Time of Grant and Exercise.......................................19
        7.10 No Rights as Shareholder.........................................20
        7.11 Securities Act of 1933...........................................21
        7.12 Effective Date of the Plan.......................................22

                                NBT BANCORP INC.

                                STOCK OPTION PLAN

I. DEFINITIONS:

      1.1 DEFINITIONS.

          Unless otherwise required by the context:

          (a) "Anniversary date" shall mean the same day of the same month of a succeeding year.

          (b) "Board" shall mean the Board of Directors of the Company or a Subsidiary thereof.

          (c) "Cause" shall mean the discharge by the Company of any Participant for (i) refusal to perform duties assigned in accordance with the Participant's employment agreement with the Company (ii) overt and willful disobedience of orders or directives issued to the Participant by the Company within the scope of Participant's duties and responsibilities (iii) conviction of illegal act or (iv) violation of the Company's rules and regulations concerning conflicts of interest.

          (d) "Committee" shall mean the NBT Bancorp, Inc. Board of Directors or such one or more subordinate committees as designated by the Chief Executive Officer and approved by the Board to serve for purposes of this
(B)       Plan.  THE BOARD OF DIRECTORS MAY  SUBSTITUTE,  ADD OR REMOVE MEMBERS
                                     ******
(B) Added by amendment January 12, 1988; copy of amendment attached.

          OF THE COMMITTEE(S) IN ITS DISCRETION SO LONG AS ALL COMMITTEE MEMBERS ARE "DISINTERESTED PERSONS" AS THAT TERM IS DEFINED BY RULE 16B-3 (D) PROMULGATED UNDER THE SECURITIES EXCHANGE ACT OF 1934.

          (e) "Common Stock" shall mean the Common Stock of the Company.

          (f) "Company" shall mean NBT Bancorp Inc., its subsidiaries and successors.

          (g)"Eligible Employee" means a person who at the end of the applicable fiscal year is a regular full-time salaried employee, and is President, Chief Executive Officer, Department Head, Branch Manager, or a Division Manager of the Company as such terms are defined from time to time by the Company, and further who earns a designated minimum annual salary determined from time to time by the Committee. A Director of the Company is not an Eligible Employee unless he is also a regular full-time salaried employee of the Company. A "full time" employee means any employee who is customarily employed for more than twenty hours per week and at least six months per year.

(D) (h) "FAIR MARKET VALUE" AS USED IN THIS PLAN, SHALL MEAN THE AVERAGE BETWEEN THE HIGHEST AND LOWEST QUOTED SELLING PRICES OF THE COMMON STOCK ON THE NATIONAL MARKET SYSTEM OF NASDAQ ON THE DATE OF GRANT WITH RESPECT TO INCENTIVE STOCK OPTIONS AND ON THE FIVE PRECEDING TRADING DAYS PRIOR TO DATE OF GRANT WITH RESPECT TO NONQUALIFIED OPTIONS. IF THERE IS NO SALE REPORTED ON THE NATIONAL MARKET SYSTEM OF
                                     ******
(D) Changed by amendment February 16, 1993; copy of amendment attached.

          NASDAQ ON THE APPROPRIATE DATE, THE FAIR MARKET VALUE SHALL BE DETERMINED BY TAKING THE AVERAGE BETWEEN THE HIGHEST AND LOWEST SALES ON THE NEAREST DATE BEFORE THE APPROPRIATE VALUATION DATE WITH RESPECT TO INCENTIVE STOCK OPTIONS AND SUCH AVERAGE FOR THE FIVE MOST RECENT PRECEDING TRADING DAYS WITH RESPECT TO NONQUALIFIED OPTIONS.

          (i) "Incentive Stock Option" shall mean an option issued in accordance
(B) with the provisions of Section 422A of the Internal Revenue Code of 1986 as amended.

          (j) "Optionee" shall mean an eligible employee to whom has been granted an option under this Plan.

          (k) "Option Price" shall mean the purchase price for stock under an Option as determined at Article III hereof.

          (l) "Option" shall mean a right to purchase stock granted pursuant to this Plan.

          (m) "Total Disability" means complete and permanent inability by reason of illness or accident to perform his or her duties on behalf of the Company as of the date such disability first occurred. All determinations as to the date and extent of disability of any Participant shall be made by the Committee, upon the basis of such evidence, including independent medical reports and data, as the Committee deems necessary or desirable. The Committee's determination shall be final.
                                     ******
(B) Changed by amendment January 12, 1988; copy of amendment attached.

          (n) "Plan" shall mean this Stock Option Plan.

          (o) "Retirement" shall mean a participant's normal or early retirement as of the date established as the normal or early retirement date in accordance with (1) the terms of such participant's employment agreement with the Company, or (2) if no such agreement, the date or dates established in any qualified retirement program sponsored by the Company or (3) any such other date as the Committee in its absolute discretion shall determine.

(D)       (p) "Stock" shall mean the Common Stock of the Company, NO par value.

          (q) "Stock Appreciation Right" shall mean a right to receive cash or stock granted pursuant to Article VI hereof.

          (r) "Subsidiary" shall mean any corporation of which a majority or more of its outstanding voting stock or voting power is beneficially owned directly or indirectly by the Company.

          (s) "Termination of Employment" shall mean a cessation of employment with the Company as determined by the Committee.

II. PURPOSES OF PLAN.

      2.1 PURPOSES.

               The Purposes of this Plan are as follows:

          (a) To provide financial incentives in the form of current or deferred compensation to key employees.
                                     ******
(D) Changed by amendment February 16, 1993; copy of amendment attached.

          (b) To further the growth, development, and financial success of the Company by recognizing and rewarding those key employees responsible therefor.

          (c) To provide the ability for key employees to share in the Company growth and financial success by assisting them in acquiring common stock of the Company.

          (d) To provide incentive compensation programs which will attract highly skilled employees necessary for the continued growth and financial success of the Company.


      2.2 ADMINISTRATION

          This Plan shall be administered by the Committee. The Committee shall act by majority vote of all members taken at a meeting of the Committee or by the written affirmation of a majority of its members without a meeting.

          Subject to the express provisions of the Plan, the Committee shall have the power to:

          (a) determine and designate from time to time those employees of the Company eligible for participation under the Plan and to whom Options (either nonqualified or incentive) and/or Stock Appreciation Rights are to be granted. Director's of the Company who are not employees of the Company shall not be eligible to receive Options under the Plan. All participants shall be "Disinterested Persons" as defined under Rule 16b-3 of the Securities Exchange Act of 1934.

          (b) authorize the granting of Options and Stock Appreciation Rights to participants, and determine which options are to be Incentive Stock Options and which are to be Non-Qualified Stocks Options, and

          (c) determine the number of shares subject to each Option or the number of Stock Appreciation Rights to be granted to each participant.

          (d) determine what terms and conditions, if any, shall be placed on the exercise of any such grants.


     The Committee shall have the authority to construe and interpret the plan, define the terms used therein, prescribe, amend and/or rescind rules and regulations necessary and/or appropriate for the administration of the Plan and make such other determinations or take such other actions as it shall in its sole and absolute discretion deem necessary or advisable to fulfill the purposes of the Plan.

     The interpretation and construction of any provisions of the Plan by the Committee shall be final unless otherwise determined by the Board. No member of the Board or the Committee shall be liable for any action or determination made by him in good faith.

      2.3 PARTICIPATION.

          Eligible employees who are not members of the Committee and have not served as a member of the Committee for a period of one year prior to the grant shall be eligible for selection to participate in the Plan. Directors who are not officers or employees of the Company are not eligible to participate in the Plan. An individual who has been granted an Option may, if otherwise eligible, be granted an additional Option or Options if the Committee shall so determine.

      2.4 NUMBER OF SHARES SUBJECT TO THE PLAN.

     Subject to the adjustments as provided in Section 2 hereof, Options may be granted to participants under the Plan to purchase in the aggregate 300,000 shares of the Company's Common Stock ($.001 par value). The shares to be issued upon exercise of Options granted under the Plan may be authorized but unissued shares of shares held by the Company in its treasury. A sufficient number of shares will be reserved by the Company for Options granted under the Plan. If any Option granted hereunder shall expire, be forfeited or terminate for any reason without having been fully exercised, the unpurchased forfeited shares shall again be available for the purposes of this Plan.

III. NON-QUALIFIED STOCK OPTIONS.

      3.1 OPTION PRICE.

          The Option price for shares issued upon exercise of non-qualified Stock Options per share shall be determined by the Committee at the time any such Options are granted but in no event shall such price be less than 100% of the fair market value of such stock as of the date of granting such Options.

      3.2 PAYMENT OF OPTION PRICE.

          The Option price of any shares purchased shall be paid in full, in cash at the time of such purchase, provided, however, that subject to the discretion of the Committee and provided that all required regulatory approvals, if any, have been obtained, the Optionee may deliver certificates of the Common Stock of the Company in part or full payment of the purchase price in which event such certificates shall be valued at their fair market value as of the date of the exercise of the Option.

      3.3 EXPIRATION.

          Each Option agreement shall specify the period for which the Option is granted but in no event shall such period exceed eight (8) years from the date of the grant of the Option (herein after called the option period). The Option shall expire as of the end of such period.

      3.4 EXERCISE OF OPTIONS.

          (a) Each Option shall be exercisable (and the total number of shares subject thereto shall be available for purchase) in such amount or amounts, which may or may not be equal, over the period of the Option as the Committee shall determine. To the extent an Option is not fully exercised as of the date on which such Option may be exercisable, the Option holder may exercise such Option for the purchase of such shares not previously purchased until the expiration or sooner termination of such Holders' Option. The Committee may, at any time after grant of the Option and from time to time, increase the number of shares purchasable in any installment, limited to the total number of shares subject to the Option. No Option or installment thereof shall be exercisable except in respect of whole shares. Fractional shares shall be disregarded except that they may be accumulated until a whole share is realized.

          (b) To the extent an Optionee may hold two or more options granted at different times, the Committee shall be authorized to determine the sequential order, if any, that such options must be exercised.

          (c) Anything herein to the contrary, all options must be fully exercised by the Optionee no later than his normal retirement date. Any options unexercised as of said date shall lapse and be null and void.

(D) (d) UPON EXERCISE OF A STOCK OPTION, THE NUMBER OF STOCK APPRECIATION RIGHTS SUBJECT TO EXERCISE, SHALL BE AUTOMATICALLY REDUCED BY ONE-HALF OF THE NUMBER OF OPTIONS EXERCISED.

      3.5 ISSUANCE OF STOCK CERTIFICATE

          Upon exercise of an Option, the person exercising such Option shall be entitled to one stock certificate evidencing the shares acquired upon exercise; provided, however, that any person who tenders Common Stock of the Company when exercising the Option shall be entitled to receive two certificates, one representing the number of shares equal to the number of shares exchanged for the stock acquired upon exercise, and another representing the additional shares, if any, acquired upon exercise of the Option.

IV. INCENTIVE STOCK OPTION.

      4.1 INCENTIVE STOCK OPTIONS.

          In addition to the requirements set forth in Article III above, an Incentive Option must comply with the following conditions: (a) The aggregate fair market value (determined at the time the option is granted) of the stock with respect to which an Incentive Stock Option is exercisable (for the first time) by the Optionee during any calendar year
                                     ******
D) Added by amendment February 1993; Copy of amendment attached.

          (under all such plans of the Company) shall not exceed $100,000.

          (b) Notwithstanding the provisions of Section 3.3 above, Incentive Stock Options granted to ten (10) percent stockholders shall be exercisable only within five years after the date of grant, or within such shorter period as may be determined by the Board.

          (c) The option price for each share of stock subject to an Incentive Stock Option granted to ten percent (10%) or higher stockholder shall be 110 percent of the fair market value of such share as of the date on which the option is granted, or such greater amount as may be determined by the Board.

          (d) All provisions of the Plan shall be administered so as to preserve the status of any option granted under this Article IV as an
(B) "Incentive Stock Option" within the meaning of the Internal Revenue Code of 1986 as amended or restated.

V. TERMINATION OF EMPLOYMENT.

      5.1 TERMINATION OF EMPLOYMENT.

          (a) Retirement or Permanent Disability. If the Optionee's employment with the Company is terminated by reason of retirement or permanent disability, the optionee for a period of three months thereafter (but in no event later than the expiration date set forth at Article 3 hereof) may exercise the option(s) granted and outstanding in whole or in part including any installment option granted but not yet

                                     ******
(B) Changed by amendment January 12, 1988; copy of amendment attached.

          exercisable.

          (b) Other Terminations. If the optionee's employment with the company is terminated for reasons other than death, retirement or disability whether voluntary or involuntary, the optionee may exercise any options hereunder to the extent he was entitled to do so as of the day of his or her termination at any time or from time to time within 30 days of his or her termination of employment but in no event later than the expiration date set forth in Article 3 hereof.

          (c) Death. In the event of the death of the optionee while an employee of the company, and at a time when one or more of his options remains outstanding, then unless the terms of the Option provide otherwise, each Option (i) shall remain outstanding until six (6) months after the date of his death, and (ii) shall be exercisable by Participant's Beneficiary, Executor or Administrator of his Estate.

VI. STOCK APPRECIATION RIGHTS.

      6.1 GRANT.

          The Company, upon recommendation of the Committee, may grant Stock Appreciation Rights to participants concurrently with the grant of Options under the Plan. Stock Appreciation Rights shall be evidenced by an agreement or agreements containing terms and conditions consistent with those set forth in this Plan. Each Stock Appreciation Right shall relate to a specific Option granted under the Plan and may be granted either concurrently with an Option or at such later time as the Committee shall determine.

      6.2 APPRECIATION BENEFIT

          Subject to agreement by and conditions imposed by the Committee, participant upon exercise of a Stock Appreciation Right, may elect to receive either in cash or shares of the Common Stock of the Company or both an amount equal in value to the excess of the fair market value of a share of Common Stock of the Company as of the exercise date over the Option price of the share of the Common Stock of the Company to which the Stock Appreciation Right relates. Notwithstanding the above, no fractional shares shall be issued upon the exercise of Stock Appreciation Rights.

      6.3 EXERCISE.

          (a) A Stock Appreciation Right shall not be exercised prior to the time, and only to the extent that, a related Option is exercised. A Stock Appreciation Right shall be exercisable only by the person entitled to exercise the related Option. Except as otherwise provided herein, a Stock Appreciation Right is further subject to all the provisions of the Option Agreement with respect to which the Stock Appreciation Right relates.

          (b) Upon exercise of Stock Appreciation Rights, whether settlement is made in shares of Common Stock or in cash, the number of shares subject to exercise under the related Option, if any, shall be automatically reduced by the number of Stock Appreciation Rights exercised. Such shares will be available for further grants under this Plan.

          (c) An election to receive cash upon the exercise of a Stock Appreciation Right cannot be made until at least six months after the day the Stock Appreciation Right is granted and then only during the period beginning on the third business day following the date the Company releases for publication its regular quarterly or annual summary statement of revenues and income (assuming such financial data appears on a wire service, in a financial news service, or in a newspaper of general circulation, or is otherwise made publicly available) and ending on the twelfth business day following such date.

          (d) The Committee may impose such additional conditions or limitations
          on  the  exercise  of  Stock  Appreciation   Rights  as  it  may  deem
          appropriate.

          (e) Notwithstanding anything herein to the contrary, the Committee may, in the agreement evidencing the Stock Appreciation Right, determine the maximum amount of cash or Common Stock which the Company may be required to be delivered upon exercise of a Stock Appreciation Right.

          (f)The Committee, in its discretion, may defer payment with respect to an exercise of a Stock Appreciation Right to some later time, but in no event later than twelve months after the exercise of the Stock Appreciation Right.

      6.4 EXPIRATION OR TERMINATION OF STOCK APPRECIATION RIGHTS

     Each Stock Appreciation Right will expire upon the expiration of the Related Option and as set forth in the agreement evidencing such Stock Appreciation Rights.

VII. ADJUSTMENTS.

      7.1 ADJUSTMENTS UPON CHANGES IN CAPITALIZATION.

          If the outstanding shares of the stock of the Company are increased, decreased, or changed into, or exchanged for a different number or kind of shares or securities through reorganization, merger, recapitalization,
(C) reclassification, stock split-up, stock dividend, stock consolidation or OTHER LIKE TRANSACTION, an appropriate and proportionate adjustment shall be made in the number and kind of shares to which Options or Stock Appreciation Rights may be granted. A corresponding adjustment changing the number or kind of shares and the exercise price per share allocated to unexercised Options or Stock Appreciation Rights or portions thereof, which shall have been granted prior to any such change, shall likewise be made. Any such adjustment shall not change the aggregate price applicable to all unexercised Options.

(C) NOTWITHSTANDING THE FOREGOING, ANY INCREASE IN THE OUTSTANDING SHARES OF THE COMMON STOCK OF THE COMPANY RESULTING FROM THE SALE BY THE COMPANY OF ITS COMMON STOCK IN THE OPEN MARKET IN AN SEC-REGISTERED OFFERING OR IN A PRIVATELY-PLACED EXEMPT OFFERING (HEREINAFTER, EITHER OF THE AFOREMENTIONED OFFERINGS BEING AN "EQUITY OFFERING") OR THE ISSUANCE OF SHARES PURSUANT TO THE PURCHASE PLAN (THE "DRIP") OR
                                     ******
(C) CHANGED  AND ADDED  BY AMENDMENT  NOVEMBER  17,  1992;  COPY  OF  AMENDMENT
    ATTACHED.

     THE EMPLOYEES' STOCK OWNERSHIP PLAN (THE "ESOP") SHALL NOT TRIGGER THE ADJUSTMENT PROVISIONS OF THIS SECTION 7.1 (A); IT BEING THE COMPANY'S INTENT UNDER THIS SECTION 7.1 (A) THAT, WITH RESPECT TO INCREASES IN THE OUTSTANDING SHARES OF THE SHARES IN EQUITY OFFERINGS OR THE ISSUANCE OF SHARES OUTSTANDING OPTIONS OR STOCK APPRECIATION RIGHTS WILL NOT BE ADJUSTED TO CHANGE THE NUMBER OR KIND OF SHARES AND/OR THE EXERCISE PRICE PER SHARE ALLOCATED TO UNEXERCISED OPTIONS OR STOCK APPRECIATION RIGHTS WILL NOT BE ADJUSTED TO CHANGE THE NUMBER OR KIND OF SHARES AND/OR THE EXERCISE PRICE PER SHARE ALLOCATED TO UNEXERCISED OPTIONS OR STOCK APPRECIATION RIGHTS.

      7.2 DISSOLUTION, LIQUIDATIONS, MERGERS OR REORGANIZATION

          Upon: (i) the dissolution or liquidation of the Company; (ii) a reorganization, merger or consolidation of the Company with one or more corporations as a result of which the Company is not the surviving cooperative, or (iii) a sale of substantially all the assets of the Company to another corporation, the Board of Directors shall cause written notice of the proposed transaction to be given to the optionee not less than 40 days prior to the anticipated effective date of the proposed transaction, and the stock option shall be accelerated and, prior to a date specified in such notice, which shall be not more than ten days prior to the anticipated effective date of the proposed transaction, the optionee shall have the right to exercise the stock option to purchase any or all shares then subject to the option, including those, if any, which have not become available for purchase under other provisions of the plan. The optionee, by so notifying the company in writing, may, in exercising the stock option, condition such exercise upon, and provide that such exercise shall become effective at the time of but immediately prior to, the consummation of the transaction, in which event the optionee need not make payment for the shares of common stock to be purchased upon exercise of the stock option until five days after written notice by the company to the optionee that the transaction is consummated. Each stock option, to the extent not previously exercised prior to the date specified in the foregoing notice, shall terminate on the effective date of such consummation. If the proposed transaction is abandoned, any shares of common stock not purchased upon exercise of the stock option shall continue to be available for exercise in accordance with the other provisions of the plan, and the shares of common stock, if any, purchased upon exercise of a stock option pursuant to this subsection shall be deemed to have been purchased in the order in which they first become available for purchase under other provisions of the plan.

      7.3 PROVISION OF FINANCIAL ASSISTANCE -- DIRECT LOAN OR GUARANTEE

          The Board of Directors or the Committee may cause the company to provide or arrange for financial assistance (including without limitation
(A) direct loans, secured OR UNSECURED, or guarantees of the third-party loans) to an optionee for the purpose of providing funds for the purchase of stock pursuant to the exercise of an option granted under the plan, when in the
                                     ******
(A) Deleted by Amendment January 13, 1987; copy of amended attached judgement of the Board of Directors or the Committee such assistance shall:

          (a) Be deemed to be in the best interests of the company, not be in violation of the certificate of incorporation, or by-laws of the Company nor any state, federal or local law or regulation and;

          (b) Permit the stock to be fully paid and non-assessable when issued.

      7.4 RIGHTS OF PARTICIPANTS AND BENEFICIARIES.

          (a) Nothing contained in the Plan (or in any Option or Stock Appreciation Right granted pursuant to the Plan) shall confer upon any employee any right of continued employment with the Company; constitute any contract or agreement of employment; interfere in any way with the right of the company to reduce such person's compensation from the rate in existence at the time of granting an Option or to terminate such person's employment. Nothing contained herein shall affect any contractual rights of an employee pursuant to any other contract between the employee and the Company.

      7.5 ASSIGNMENT OR TRANSFER

          The Option and Stock Appreciation Rights subject to grant hereunder shall be exercisable only by the Optionee of such Stock Appreciation Rights as the case may be (or a duly appointed guardian or legal representative) during the Optionee's or Holder's lifetime and shall not be sold, transferred, assigned, pledged, hypothecated or otherwise disposed of in any other way (whether by operation of law or otherwise) except by will or the laws of descent and distribution. Option(s) and Stock Appreciation

     Rights shall not be subject to execution, attachment, garnishment or similar process. Upon any attempt to sell, transfer, assign, pledge, hypothecate or otherwise dispose of an Option, Stock Appreciation Rights or of any other right or privilege conferred under this Plan such Option, Stock Appreciation Rights and any other rights or privileges conferred hereunder shall be deemed forfeited, and immediately terminated and rendered null and void.

      7.6 COMPLIANCE WITH LAW AND REGULATIONS.

          This Plan, the grant and exercise of Options or Stock Appreciation Rights anticipated pursuant to this Plan and the obligation of the Company to sell and deliver shares of its Common Stock hereunder or to make payments upon exercise of Stock Appreciation Rights shall be subject to all applicable federal, state and local laws, rules and regulations. The Company's obligation hereunder shall be further subject to receipt of and compliance with all approvals issued by any government or regulatory agency as the Company shall deem appropriate.

      7.7 WITHHOLDING.

          The Company shall have the right to deduct any sums that federal, state or local tax laws require to be withheld with respect to the exercise of any Option or Stock Appreciation Right, or as otherwise may be required by such laws. The Company may require as a condition to issuing shares, that upon exercise of the Option or Stock Appreciation Right the Participant or other person exercising the Option or Stock Appreciation Rights pay any sums to the Company for deposit with the deposit with appropriate governmental authority that federal, state or local tax law requires to be withheld with respect to such exercise or payment. There is no obligation hereunder that any Participant be advised of the existence of the tax or the amount which the Company may be required to withhold.

      7.8 AMENDMENT AND TERMINATION.

          The Board or the Committee may at anytime suspend, amend or terminate this Plan and may, with the consent of the holder of an Option or Stock Appreciation Rights, make such modifications of the terms and conditions of such Holder's Option or Stock Appreciation Rights as it shall deem advisable. No Option or Stock Appreciation Rights may be granted during any suspension of the Plan or after its termination. The amendment, suspension or termination of the Plan shall not, without the consent of the Holder of an Option or Stock Appreciation Right, alter or impair any rights or obligations under any Option or Stock Appreciation Rights theretofore granted under the Plan.


      7.9 TIME OF GRANT AND EXERCISE.

          (a) The granting of an Option or Stock Appreciation Right, pursuant to the Plan shall take place at the time of the Committee's action, as described in Article II, Section 2.2 hereof; provided, however, that if the appropriate resolutions of the Committee indicate that an Option or Stock Appreciation Right is to be granted as of and at some future date, the date of grant shall be such future date. In the event action by the Committee is taken by written consent of its members, the action of the Committee shall be deemed to be at the time the last member signs the consent.

(D) (b) AN OPTION SHALL BE EXERCISED BY WRITTEN NOTICE OF INTENT TO EXERCISE THE OPTION OF SAR WITH RESPECT TO A SPECIFIED NUMBER OF SHARES DELIVERED TO THE COMPANY'S SECRETARY OR TREASURER AT ITS PRINCIPAL OFFICE IN NORWICH, NEW YORK, AND, MOREOVER WITH RESPECT TO OPTIONS, PAYMENT IN FULL TO THE COMPANY AT SUCH OFFICE OF THE AMOUNT OF THE OPTION PRICE FOR THE NUMBER OF SHARES OF COMMON STOCK WITH RESPECT TO WHICH THE OPTION IS EXERCISED. IN ADDITION TO AND AT THE TIME OF PAYMENT OF THE OPTION PRICE AND AT THE TIME OF THE EXERCISE OF AN SAR, THE OPTIONEE SHALL PAY TO THE COMPANY IN CASH THE FULL AMOUNT OF THE FEDERAL AND STATE WITHHOLDING OR OTHER TAXES APPLICABLE TO THE TAXABLE INCOME OF SUCH OPTIONEE RESULTING FROM SUCH EXERCISE.

      7.10 NO RIGHTS AS SHAREHOLDER.

          The granting of an Option or Stock Appreciation Rights hereunder shall not confer to the Optionee or Holder any rights as a shareholder with respect to shares of the Company's Common Stock until the date of the issuance of a stock certificate or stock certificates upon exercise of the Option or Stock Appreciation Rights. No adjustment will be made for dividends or other rights if the record date pertaining to such shares preceded the date of issuance of such shares.
                                     ******
(D) Changed by amendment February 16,1993; copy of amendment attached.

      7.11 SECURITIES ACT OF 1933.

          Optionee shall represent and agrees that if the Optionee exercises an Option or Stock Appreciation Right at a time when:

          (a.) There is not in effect a registration statement filed under the Securities Act of 1933 as amended (the "Act"), relating to the shares issuable upon exercise of such Option or Stock Appreciation Rights, and

          (b.) A prospectus available for distribution to the Optionee meeting the requirements of the Act and the Optionee shall represent to the Company on the notice of exercise that the shares to be issued are being purchased for investment and not with a view to their resale or distribution. Any person or persons entitled to exercise an Option or a Stock Appreciation Right under this Agreement shall be obligated to provide in writing to the Company the representation contained in this paragraph. Holder or Optionee acknowledges and agrees that the Company shall not be required to issue shares upon the exercise of the Option or Stock Appreciation Rights unless and until all applicable requirements of the Securities and Exchange Commission, any other regulatory agency having jurisdiction over the Company, and any security exchanges with which the Company stock may be listed have been fully complied with.

      7.12 EFFECTIVE DATE OF THE PLAN.

          This Plan shall be effective as of the 25TH DAY of NOVEMBER, 1986.

          This Plan is hereby executed this 25TH day of NOVEMBER, 1986, on behalf of the Company by the undersigned duly authorized officer.

                                NBT BANCORP INC.

                                /S/ DONALD E. STONE
                                ------------------------

                                Attest; /S/ JAMES A. HOY
                                        ----------------
                                            Secretary

                       NBT BANCORP INC. Board of Directors

                      Special Meeting held January 13, 1987

"Upon the recommendation of management and the Bank's SEC attorneys, the Board voted for a Resolution to amend the recently approved Stock Option Plan. The amendment includes the elimination of the provision for recipients to borrow from the Bank on an unsecured basis the funds needed to pay for the participants options being exercised."


I hereby certify the above Resolution is a true and accurate copy of the NBT Bancorp Inc. Board of Directors Minutes for the Special Meeting held January 13, 1987.


    /S/  JAMES A. HOY
    -----------------
         James A. Hoy
         Vice President and Secretary

Dated:  26 January 1987

                       NBT BANCORP INC. Board of Directors

                          Meeting held January 12, 1988

"Upon the recommendation of management and the Bank's SEC attorneys, the Board voted for a Resolution amending the NBT BANCORP INC. Stock Option Plan as follows:

      1.       The following sentence is added to Article I. (d):

               "The Board of Directors may substitute, add or remove members of the Committee(s) in its discretion so long as all Committee members are "disinterested persons" as that term is defined by Rule 16b-3(d) promulgated under the Securities Exchange Act of 1934."

      2. ...the Internal Revenue Code of 1986 as amended..." shall replace"...the Internal Revenue Code of 1954 as amended..." in Articles I. (i) and IV.4.1(d)."

I hereby certify the above Resolution is a true and accurate copy of the NBT BANCORP INC. Board of Directors Minutes for the meeting held January 12, 1988.



                                          /S/     JOHN D. ROBERTS
                                          -----------------------
                                                  John D. Roberts
                                                  Vice President and Secretary

Dated:   January 12, 1988

         PROPOSAL TO AMEND THE CORPORATION'S STOCK OPTION PLAN TO DEFINE
                    MORE CLEARLY THE ANTI-DILUTIVE PROVISIONS

     RESOLVED, that, in accordance with Section 7.7 of the Corporation's Stock Option Plan (the "Plan"), the President of the Corporation, or such other officer(s) as he so designates, is hereby authorized and directed to take all requisite action to amend the Plan as follows:

          Section 7.1(a) of the Plan is hereby amended as follows:

          A. The first clause of the first sentence is amended by deleting the word "otherwise" and inserting the phrase "other like transaction". Thus the first clause shall read as follow:

          If the outstanding shares of the stock of the Company are increased, decreased, or changed into, or exchanged for a different number or kind of shares or securities through reorganization, merger, recapitalization, reclassification, stock split-up, stock dividend, stock consolidation or other like transaction,...

          B. The following language should be inserted after the last sentence of the section:

          Notwithstanding the foregoing, any increase in the outstanding shares of the common stock of the Company resulting from the sale by the Company of its common stock in the open market in an SEC-registered offering or in a privately-placed exempt offering (hereinafter, either of the aforementioned offerings being an "equity offering") or the issuance of shares pursuant to the Purchase Plan (the "DRIP") or the Employees' Stock Ownership Plan (the "ESOP") shall not trigger the adjustment provisions of this Section 7.1(a); it being the Company's intention under this Section 7.1(a) that, with respect to increases in the outstanding Options or Stocks Appreciation Rights will not be adjusted to change the number or kind of shares and/or the exercise price per share allocated to unexercised Options or Stock Appreciation Rights.

                                             Approved by Bancorp Board 11/17/92

                    RESOLUTIONS TO AMEND CERTAIN SECTIONS OF
                              NBT STOCK OPTION PLAN
                                     AND THE
             AUTOMATIC DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

1. Proposal to amend the Corporation's Stock Option Plan to redefine "Fair Value" and to provide more definitive procedures for exercising options.

RESOLVED, that in accordance with Section 7.7 of the Corporation's Stock Option Plan (the "Plan"), the President of the Corporation, or such other officer(s) as he so designates, is hereby authorized and directed to take all requisite action to amend the Plan as follows:

A.    Section 1.(h) of the Plan is hereby amended to read as follows:

         (h) "Fair Market Value" as used in this Plan, shall mean the average between the highest and lowest quoted selling prices of the Common Stock on the National Market System of NASDAQ on the date of grant with respect to incentive stock options on the five preceding trading days prior to date of grant with respect to nonqualified options. If there is no sale reported on the National Market System of NASDAQ on the appropriate date, the Fair Market Value shall be determined by taking the average between the highest and lowest sales on the nearest date before the appropriate valuation date with respect to incentive stock options and such average for the five most recent preceding trading days with respect to non-qualified options.

B.    Section 1.(p) of the Plan is hereby amended to read as follows:

         (p) "Stock" shall mean the Common Stock of the Company, no par value.

C.    Section 7.9(b) of the Plan is hereby amended to read as follows:

         (b) An option shall be exercised by written notice of intent to exercise the option or SAR with respect to a specified number of shares delivered to the Company's secretary or treasurer at its principal officer in Norwich, New York, and, moreover with respect to Options, payment in full to the Company at such office of the amount of the option price for the number of shares of Common Stock with respect to which the Option is then being exercised. In addition to and at the time of payment of the option price and at the time of the exercise of an SAR, the optionee shall pay to the Company in cash the full amount of all federal and state withholding or other taxes applicable to the taxable income of such optionee resulting from such exercise.

D.    Section 3.4 of the Plan is hereby amended to read as follows:

         (d) Upon exercise of a Stock Option, the number of Stock Appreciation Rights subject to exercise, shall be automatically reduced by one-half of the number of Options exercised.

2. Proposal to amend the Corporation's Automatic Dividend Reinvestment and Stock Purchase Plan to describe the method of determining the purchase price of shares acquired from the treasury or from authorized, unissued shares.

RESOLVED that in accordance with Section 20(b) of the Corporation's Automatic Dividend Reinvestment and Stock Purchase Plan, the President of the Corporation, or such other officer(s) as he so designates, is hereby authorized and directed to take all requisite action to amend the Plan as follows:

         Section 11 is hereby amended to read...
         ..., such shares will be purchased by the Plan Administrator at the direction of the Agent within thirty (30) days after thE Dividend Payment Dates or monthly purchase dates at a price per share equal to the five day average of the highest and lowest quoted selling price of the Common Stock on the National Market System of NASDAQ prior to the applicable investment date on which the National Market System of NASDAQ quoted a trade in the Stock of the Company.

                                             Approved by Bancorp Board 2/16/93

                                  EXHIBIT 10.10

                     NBT Bancorp Inc. 1993 Stock Option Plan

                                    ANNEX A

                                NBT BANCORP INC.
                             1993 STOCK OPTION PLAN

     1.  Purposes.  The  purposes of the 1993 Stock Option Plan (the "Plan") are
(a) to attract and retain outstanding key management employees, (b) to further the growth, development, and financial success of NBT Bancorp Inc. (the "Company") by recognizing and rewarding those key employees responsible therefore, (c) to provide an incentive to, and encourage stock ownership in the Company, by those employees responsible for the policies and operations of the Company or its subsidiaries, and (d) to revise and amend the Company's stock option plan dated November 25, 1986, as amended January 12, 1988 (referred to herein as the "1986 Plan"), in the manner set forth in Section 22, below.

     2. Administration. (a) This Plan shall be administered by the Board of Directors of the Company, the Compensation and Benefits Committee of the Board of Directors of the Company (or successor committee) or a subcommittee thereof (the "Committee"). The Committee shall consist of not fewer than three members of the Board of Directors who have not during their incumbency as members of the Committee and have not at any time for one year prior to their appointment to the Committee been granted or awarded an option under this Plan or stock, options, or stock appreciation rights under another plan of the Company or its subsidiaries (except as otherwise provided by Rule 16b 3, or successor rule, under the Securities Exchange Act of 1934).

     (b) The Committee shall have full authority and discretion to determine, consistent with the provisions of this Plan, the employees to be granted options; whether the options granted will be "incentive stock options" within the meaning of the Internal Revenue Code or options which are not incentive stock options ("nonqualified options"); the times at which options will be granted; the option price of the shares subject to each option (subject to Section 6); the number of options to be granted to each employee; the period during which each option becomes exercisable (subject to Section 9); and the terms to be set forth in each option agreement. The Committee shall also have full authority and discretion to adopt and revise such rules and procedures as it shall deem necessary for the administration of this Plan. The Committee shall act by majority vote of all members taken at a meeting of the Committee or by the written affirmation of a majority of its members without a meeting.

     (c) The Committee's interpretation and construction of any provisions of this Plan or any option granted hereunder shall be final, conclusive, and binding.

     3. Eligibility. The Committee shall from time to time determine the key management employees of the Company and its subsidiaries who shall be granted options under this Plan. For purposes of this Plan, key management employees shall be deemed to be those employees who are responsible for the policies and operation of the Company and its subsidiaries, including its president, chief executive officer, other executive officers, department heads, branch managers, and division managers of the Company or its subsidiaries. A person who has been granted an option may be granted additional options under this Plan if the Committee shall so determine. The granting of an option under this Plan shall not affect any outstanding stock option previously granted to an optionee under this Plan or any other plan of the Company.

     4. Shares of stock subject to this plan. The number of shares which may be issued pursuant to options granted under this Plan shall not exceed 500,000 shares of the no par value, stated value $1.00 per share, common stock of the Company (the "Common Stock"). Such shares may be authorized and unissued shares or shares previously acquired or to be acquired by the Company and held in treasury. The Company shall reserve a sufficient number of shares for options granted under the Plan. Any shares subject to an option which expires for any reason or is terminated unexercised as to such shares may again be subject to an option under this Plan.

     5. Issuance and terms of option certif rates. Each optionee shall be entitled to receive an appropriate certificate evidencing his option and referring to the terms and conditions of this Plan.

     6. Granting price of options. (a) The grant of each option shall state the number of shares to which it pertains and shall state the exercise price, which shall not be less than 100% of the fair market value of the Common Stock. "Fair Market Value," as used in this Plan, shall mean the average between the highest and lowest quoted selling prices of the Common Stock on the National Market System of NASDAQ on the date of grant with respect to incentive stock options and on the date of grant and the five preceding trading days prior to the date of grant with respect to nonqualified options. If there is no sale reported on the National Market System of NASDAQ on the appropriate date, the Fair Market Value shall be determined by taking the average between the highest and lowest sales on the nearest date before the appropriate valuation date with respect to incentive stock options and such average for the five most recent preceding trading days with respect to nonqualified options.

     (b) The option price shall be payable in United States dollars and be paid in full upon the exercise of the option and may be paid in cash or by check, provided, however, that subject to the discretion of the Committee and provided that all required regulatory approvals, if any, have been obtained, the optionee may deliver certificates of the Common Stock of the Company in part or in full payment of the purchase price (including the payment of all applicable federal and state taxes due upon exercise) in which event such certificates shall be valued at their Fair Market Value upon exercise of the option.

     7. Use of proceeds. The proceeds from the sale of the Common Stock upon exercise of options shall be added to the general funds of the Company and used for its corporate purposes.

     8. Special rules regarding incentive stock options. The granting of incentive stock options shall be pursuant to a written agreement and shall also be subject to the following requirements, in addition to those required by law:

     (a) At the time the option is granted, the employee shall not own stock representing more than 10% of the voting power of the Company; the foregoing limitation shall not apply if, at the time the option is granted, the option price is at least 110% of the Fair Market Value of the stock subject to the option, and the option by its terms is not exercisable more than five years after the date of grant;

     (b) The aggregate fair market value, determined at the date of grant, of the stock for which the incentive stock options are exercisable for the first time by the optionee shall not exceed $100,000 during the calendar year, under all plans of the Company;

     (c) In order to receive capital gains tax treatment upon sale of an incentive stock option under current tax law, the option agreement shall provide that the optionee cannot dispose of the underlying stock (i) within two years after the option is granted and (ii) within one year after the option is exercised; and

     (d) The Company shall administer the Plan so as to preserve the status of any option granted as an incentive stock option within the meaning of the Internal Revenue Code of 1986, as amended.

     9. Term and exercise of options. (a) Each option granted under this Plan shall be exercisable on the dates, for the number of shares and on such other terms as shall be provided in the agreement evidencing the option granted by the Committee. An option granted under the Plan shall become exercisable in installments as follows: to the extent to forty percent (40%) of the number of shares originally covered thereby with respect to each particular grant of options, at any time after the expiration of one year from the date of grant, and to the extent of an additional twenty percent (20~o) of such number of shares upon the expiration of each succeeding year, so that upon the expiration of four years from the date of grant one hundred percent (100%) of such number of shares will be eligible for exercise by the optionee; and such installments shall be cumulative.

     (b) An option may be exercised at any time or from time to time during the term of the option as to any or all full shares which have become purchasable under the provisions of the option and this Plan. However, no option shall be exercisable until after one year from the date of grant, nor after the expiration of ten years from the date of grant.

     (c) An option shall be exercised by written notice of intent to exercise the option with respect to a specified number of shares delivered to the Company's secretary or treasurer at its principal office in Norwich, New York and payment in full to the Company at such office of the amount of the option price for the number of shares of Common Stock with respect to which the option is then being exercised. In addition to and at the time of payment of the option price, the optionee shall pay to the Company in cash or in Common Stock of the Company the full amount of all federal and state withholding or other taxes applicable to the taxable income of such optionee resulting from such exercise.

     10. Nontransferability. All options granted under this Plan shall be nontransferable by the optionee, otherwise than by will or the laws of descent and distribution, and shall be exercisable during his lifetime, only by him, nor may any option be assigned, pledged, hypothecated, or otherwise disposed of in any other way. Upon any attempt to sell, transfer, assign, pledge, hypothecate or otherwise dispose of an option or any other right or privilege conferred under this Plan, such option and any other rights or privileges conferred hereunder shall be deemed forfeited, immediately terminated, and rendered null and void.

     11. Requirements of law. The granting of options and the issuance of shares of Common Stock upon the exercise of an option shall be subject to all applicable laws, rules, and regulations and shares shall not be issued except upon approval of proper government agencies or stock exchanges as may be required.

     12. Termination of employment. Except as otherwise provided in Section 13, if an optionee's employment with the Company or its subsidiaries shall terminate for any reason, he may, but only within a period of 30 days beginning the day following the date of such termination of employment, exercise his option, to the extent that he was entitled to exercise it at the date of such termination.

     13. Retirement, disability, or death of optionee. (a) In the event that the optionee shall retire, the option shall continue in full force and effect as if the optionee were still employed by the Company or its subsidiaries and shall be exercisable in accordance with its terms.

     (b) In the event that the optionee shall become permanently and totally disabled, as determined by the Committee in accordance with applicable Company personnel policies, such option shall become exercisable in full on the date of such disability, and such option shall remain exercisable for six months after the date of such disability.

     (c) In the event of the death of an optionee while in the employ of the Company or its subsidiaries, the option theretofore granted to him shall be exercisable only by the proper personal representative of the optionee's estate within a period of six months after the date of death and such option shall become exercisable in full on the date of such death.

     14. Adjustments. In the event of any change in the outstanding shares of Common Stock by reason of any stock dividend or split, recapitalization, reclassification, merger, consolidation, combination or exchange of shares, or other similar corporate change, then if the Committee shall determine, in its sole discretion, that such change necessarily or equitably requires an adjustment in the number of shares subject to each outstanding option and the option prices or in the maximum number of shares subject to this Plan, such adjustments shall be made by the Committee and shall be conclusive and binding for all purposes of this Plan. No adjustment shall be made in connection with the sale by the Company of its Common Stock in the open market in an SEC registered offering or in a privately placed exempt offering or the issuance by the Company of Common Stock pursuant to the Company's Automatic Dividend Reinvestment and Stock Purchase Plan or the Employees' Stock Ownership Plan or of any warrants, rights, or options to acquire additional shares of Common Stock or of securities convertible into Common Stock.

     15. Extraordinary transactions. Upon (i) the dissolution or liquidation of the Company, (ii) a reorganization, merger or consolidation of the Company with one or more corporations or other entity as a result of which the Company is not the surviving corporation, or (iii) a sale of substantially all the assets of the Company to another corporation or other entity, the Board of Directors shall cause written notice of the proposed transaction to be given to the optionee or grantee not less than 40 days prior to the anticipated effective date of the proposed transaction, and the option shall be accelerated and, prior to a date specified in such notice, which shall be not more than ten days prior to the anticipated effective date of the proposed transaction, the optionee shall have the right to exercise the stock option to purchase any or all shares then subject to the option, including those, if any, which have not become available for purchase under other provisions of the Plan. The optionee, by so notifying the Company in writing, may, in exercising the stock options, condition such exercise upon, and provide that such exercise shall become effective at the time of but immediately prior to, the consummation of the transaction, in which event the optionee need not make payment for the shares of Common Stock to be purchased upon exercise of the option until five days after written notice by the Company to the optionee that the transaction is consummated. Each option, to the extent not previously exercised prior to the date specified in the foregoing notice, shall terminate on the effective date of such consummation. If the proposed transaction is abandoned, any shares of Common Stock not purchased upon exercise of the option shall continue to be available for exercise in accordance with the other provisions of the Plan, and the shares of Common Stock, if any, purchased upon exercise of an option pursuant to this subsection shall be deemed to have been purchased in the order in which they first become available for purchase under other provisions of the plan.

     16. Claim to stock option, ownership, or employment rights. No employee or other person shall have any claim or right to be granted options under this Plan. No optionee, prior to issuance of the stock, shall be entitled to voting rights, dividends, or other rights of stockholders except as otherwise provided in this Plan. Neither this Plan nor any other action taken hereunder shall be construed as giving any employee any right to be retained in the employ of the Company or a subsidiary.

     17. Unsecured obligation. Optionees under this Plan shall not have any interest in any fund or specific asset of the Company by reason of this Plan. No trust fund shall be created in connection with this Plan or any award thereunder, and there shall be no required funding of amounts which may become payable to any optionee.

     18. Expenses of plan. The expenses of administering the Plan shall be borne by the Company.

     19. Reliance on reports. Each member of the Committee and each member of the Board of Directors shall be fully justified in relying or acting in good faith upon any report made by the independent public accountants of the Company and its subsidiaries and upon any other information furnished in connection with the Plan by any person or persons other than himself. In no event shall any person who is or shall have been a member of the Committee or of the Board of Directors be liable for any determination made or other action taken or any omission to act in reliance upon any such report or information or for any action, including the furnishing of information, taken or failure to act, if in good faith.

     20. Indemnification. Each person who is or shall have been a member of the Committee or of the Board of Directors shall be indemnified and held harmless by the Company against and from any loss, cost, liability, or expense that may be imposed upon or reasonably incurred by him in connection with or resulting from any claim, action, suit, or proceeding to which he may be a party or in which he may be involved by reason of any action taken or failure to act, in good faith, under the Plan and against and from any and all amounts paid by him in settlement thereof, with the Company's approval, or paid by him in satisfaction of judgment in any such action, suit, or proceeding against him, provided he shall give the Company an opportunity, at its own expense, to handle and defend the same before he undertakes to handle and defend it on his own behalf. The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such person may be entitled under the Company's Articles of Incorporation or Bylaws, as a matter of law, or otherwise, or any power than the Company may have to indemnify them or hold them harmless.

     21. Amendment and termination. Unless this Plan shall theretofore have been terminated as hereinafter provided, no options may be granted after April 24, 2003. The Board of Directors may terminate this Plan or modify or amend this Plan in such respect as it shall deem advisable, provided, however, that the Board of Directors may not without further approval by the Company's shareholders, (a) increase the aggregate number of shares of Common Stock as to which options may be granted under the Plan except as provided in Section 14,

(b) change the class of persons eligible to receive options, (c) change the provisions of the Plan regarding the option price, (d) extend the period during which options may be granted, (e) extend the maximum period after the date of grant during which options may be exercised or (f) change the provision in the Plan as to the qualification for membership on the Committee. No termination or amendment of the Plan may, without the consent of a person to whom an option shall theretofore have been granted, adversely affect the rights of such person under such option.

     22. Revision and amendment of 1986 Plan. (a) Upon the adoption of the Plan, the Board of Directors and the Committee shall have no authority to grant additional options or SARs pursuant to the 1986 Plan, except as otherwise provided in this Section.

     (b) Article Vl of the 1986 Plan is hereby amended to authorize the Board of Directors or the Committee to (i) dissolve the in tandem feature of previously granted options and SARs and (ii) cancel previouslygranted SARs and grant replacement options on the basis of seven tenths (.7) options for each SAR and such replacement options having terms similar to those of the cancelled SARs, the Board of Directors having determined that this was the amount necessary to induce holders of SARs to surrender such SARs.

     23. Gender. Any masculine terminology used in this Plan shall also include the feminine gender.

     24. Effective date of plan. The Plan was approved by a majority of the shareholders of the Company at its annual meeting on April 24, 1993 (or adjournment thereof) and shall become effective as of April 24, 1993.

     25. Plan binding on successors. The Plan shall be binding upon the successors and assigns of the Company.

     26. Ratification of actions. By accepting any option or other benefit under the Plan, each participant in the Plan and each person claiming under or through such participant shall be conclusively deemed to have indicated such person's acceptance and ratification of, and consent to, any action taken under the Plan by the Company, the Board, or the Committee.

     27. Invalidity or unenforceability. If any term or provision of the Plan is held by a court of competent jurisdiction to be invalid, void, or unenforceable, the remainder of the terms and provisions will remain in full force and effect and will in no way be affected, impaired, or invalidated.


                                NBT BANCORP INC.




                                Joseph J. Butare, Jr.
                                Chairman, President, and
                                Chief Executive Officer



                                Shirley M. Walsh
                                Assistant Secretary

                                  EXHIBIT 10.11

           NBT Bancorp Inc. 1998 Executive Incentive Compensation Plan

                                                              January 27, 1998



                                NBT BANCORP INC.

                                Norwich, New York

                   1998 EXECUTIVE INCENTIVE COMPENSATION PLAN

                                NBT BANCORP INC.

                                Norwich, New York

                   1998 EXECUTIVE INCENTIVE COMPENSATION PLAN

                                Table of Contents


                                                                            PAGE

Introduction.................................................................1-2
INCENTIVE PLAN
Section I - Definitions........................................................3
Section II - Participation.....................................................4
Section III - Activating the Plan..............................................4
Section IV - Calculation of Awards.............................................4
Section V - President's Special Recommendations................................4
Section VI - Distribution of Awards............................................5
Section VII - Plan Administration..............................................6
Section VIII - Amendment, Modification, Suspension or Termination..............6
Section IX - Effective Date....................................................6
Section X - Employer Relations with Participants...............................6
Section XI - Governing Law.....................................................6

Incentive Plan Participants...........................................Appendix A
Distribution of Awards................................................Appendix B

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


7.   Incentive distributions will be based on the matrix in Appendix B.

                                NBT BANCORP INC.

                                Norwich, New York

The Board of Director of NBT Bancorp Inc. has established this 1998 Executive Incentive Compensation Plan. The purpose of the Plan is to meet and exceed financial goals and to promote a superior level of performance relative to the bank's competition in its market area. Through payment of incentive compensation beyond base salaries, the Plan provides reward for meeting and exceeding the bank's financial goals.


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


     PLAN YEAR:  The 1998 calendar year.

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

SECTION III - ACTIVATING THE PLAN

The operation of the Plan is predicated on attaining and exceeding management performance goals. The goals will consist of return on average assets, return on shareholders' equity, and profit improvement. The Corporation must achieve a minimum net income set forth in Appendix B to trigger an award pursuant to the terms of this plan.

SECTION IV - CALCULATION OF AWARDS

The Compensation Committee designates the incentive formula as shown in Appendix
B. The actual rate of distribution is based upon Company performance. The Compensation Committee will make final decisions with respect to all incentive awards and will have final approval over all incentive awards. The individual participant data regarding maximum award and formulas used in calculation has been customized and appears as Appendix A.

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

SECTION IX - EFFECTIVE DATE OF THE PLAN

The effective date of the Plan shall be January 1, 1998.

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

                           DEFERRED COMPENSATION PLAN
                   FOR OFFICERS OF NBT BANCORP & SUBSIDIARIES
                               ELECTION AGREEMENT

I, _____________________________,  hereby elect |_| to |_| not to participate in
the Deferred Compensation Plan for Officers of NBT with respect to Executive Incentive Compensation (EICP) awards which I may receive for the calendar year of __________. I hereby elect to defer the payment of _________ (________%) of the EICP award which I would otherwise be entitled to receive.

     |_| Please defer payment of the percentage of my EICP award specified above until the earlier of the following dates:

     |_| Until ___________________(Specify date which may not be later than the date on which I will retire).

     |_|  Until the date of my death.

     |_| Begin annual payments of deferred balance on __________________ in the amount of 1/5th the balance each year until the balance has been paid in full (5 year payout).

     |_| Because terms of the plan have changed since my election to defer EICP awards, please discontinue my deferral election and:

     |_| Roll my deferred account proceeds into the following account at the institution indicated:
          ---------------------------------------------------------------
          ---------------------------------------------------------------

     |_|  Please pay me out in cash, the balance of my account, at this time.

     |_| I hereby designate the following person or persons as beneficiary hereunder in the event of my death:

     Primary Beneficiary _____________________________________________________

     Secondary Beneficiary ___________________________________________________

I hereby revoke any prior election that may be inconsistent with the above.

I acknowledge that I have reviewed the plan and understand that my participation will be subject to the terms and conditions contained in the plan. Words and phrases used in this Election Agreement shall have the meanings assigned by the plan.

Dated this ________ day of _________, 199_.

__________________________________________

                                  EXHIBIT 10.21

                   Lease of Black River Boulevard Plaza Office

                                 LEASE AGREEMENT

     THIS LEASE AGREEMENT made and entered into by and between THE WEDGEWOOD, a New York General Partnership, d/b/a BLACK RIVER BOULEVARD PLAZA, 1300 Floyd Avenue, Rome, New York 13440, hereinafter referred to as `LANDLORD,' and NBT BANK, N.A., a National Banking Corporation maintaining an office for the transaction of business at 52 South Broad Street, Norwich, New York 13815, hereinafter referred to as `TENANT.'

                                   WITNESSETH:

     Landlord hereby leases to Tenant, and Tenant hereby takes from Landlord the following described premises situated within the County of Oneida, City of Rome, State of New York, and being a store located in the shopping center known as Black River Boulevard Plaza of approximate size of Thirty (30) feet in width and One hundred (100) feet in depth, said store being located at 855 Black River Boulevard, together with all rights, privileges, easements and appurtenances belonging to or in any way pertaining to the said premises, hereinafter referred to as the `Demised Premises,' and in addition to the Demised Premises, the Landlord shall, during the term and all renewals, reserve for the exclusive use of the Tenant, a strip of land bounded on the east by the building line of the present shopping center buildings; on the south by the northerly line of the building line of the present shopping center buildings; on the west by the westerly line of the present shopping center buildings extended; on the north by the northerly property line of the Landlord's premises at the shopping center. The Tenant agrees that the use of the property so reserved is limited for drive-in access to the Demised Premises, TO HAVE AND TO HOLD the same for the term of Five (5) years beginning on Commencement Date as defined in paragraph `2' hereof, upon the following terms, conditions and covenants.

     1. RENTALS: Tenant agrees to pay at such place as may be designated by Landlord, rent for said premises at a rental of $45,045.00 annually, to be paid in monthly installments of $3,753.75 in United States currency. Installments to be paid on the first day of each month, in advance.

     2. TERM: The term of this Lease shall commence on the 1st day of October 1997 and expire on the 30th day of September 2002.

     3. USE OF PREMISES: The Demised Premises shall be used and occupied for the purpose of a Bank. At no time shall the premises be used for any other purpose without the consent of Landlord or its Agents, which consent shall not be unreasonably withheld.

     4. COMPLIANCE WITH LAW: Tenant shall comply with all governmental laws, ordinances, and regulations applicable to the use of the Demised Premises, and shall promptly comply with all government orders and directives for the correction, prevention, and abatement of nuisance in or upon or connected with the Demised Premises, all at the Tenant's sole expense.

     5. REAL ESTATE TAXES & INSURANCE:

          (a) Landlord agrees to pay, before they become delinquent, all real estate taxes and special assessments lawfully levied or assessed against the above described premises; however, Landlord may, at its expense, contest and dispute the same and in such case, the disputed item need not be paid until finally adjudged valid.

          (b) Tenant hereby covenants and agrees that for each tax year during the term of the Lease or any renewal period which the total annual real estate taxes which shall be imposed or assessed upon the land and buildings comprising the Shopping Center shall exceed the Tax and Insurance Base (as hereinafter defined in paragraph 5 (c)), Tenant shall pay to Landlord, within thirty (30) days after receipt of an itemized statement thereof, including copies of the tax bills and insurance bills, as additional rent, a sum equal to six percent (6%) of the total excess. Said percentage is the same percentage of such excess as the building floor area of the Demised Premises bears to the total floor area of the buildings comprising the Shopping Center. Any such percentage of such excess for less than a year shall be pro-rated and apportioned.

          (c) The tax and insurance base shall be the annual fire and liability insurance premiums and real estate taxes imposed or assessed upon the Shopping Center for the 1997 tax year with respect to which the Shopping Center shall be assessed as completed for the entire tax year. A tax year shall be the twelve (12) month period ending on the latest available date for the payment of such taxes without interest or penalty.

     6. INSURANCE:

          (a) Landlord agrees to carry adequate fire and extended coverage insurance on the building of which the Demised Premises are a part.

          (b) If Tenant should change its operations in the Demised Premises subsequent to its initial use and occupancy, and thereby causes an increase in the premium for the fire and extended coverage insurance policy carried by Landlord (the premium for said policy having been based on such initial use and occupancy of Tenant), the amount of such increase in net annual premium shall be paid to Landlord by Tenant as additional rental annually upon demand and presentation of written evidence by Landlord, whether Landlord has consented to such change of operations or not.

          (c) Tenant shall not permit any operation to be conducted in the Demised Premises that would cause suspension or cancellation of the fire and extended coverage insurance policy carried by Landlord.

          (d) Any insurance which may be carried by Landlord or Tenant against loss or damage to the building and other improvements situated on the Demised Premises, shall be for the sole benefit of the party carrying such insurance under its sole control.

          (e) Tenant shall maintain and keep in force public liability insurance in the amounts of $250,000.00 per person or $500,000.00 per occurrence and $25,000.00 for property damage. Tenant shall furnish landlord a Certificate of Insurance.

     7. MAINTENANCE AND REPAIRS:

          (a) Landlord shall be responsible for the maintenance and repair of the roof and structural portion of the walls forming a porting of the Demised Premises, as well as all necessary repairs to the exterior of the Demised Premises, including sidewalks and parking lot.

          (b) Tenant shall be responsible for the maintenance and repair of all interior walls, floors, ceilings, lights, air conditioning, plumbing, glass doors and windows, heating systems, and plumbing and electrical wiring within the Demised Premises.

          (c) Tenant shall, throughout the Lease term, take good care of the Demised Premises and other improvements and keep them free from waste or nuisance, and shall deliver up the premises broom-clean at the termination of this Lease or any renewal hereof in good repair and condition (reasonable wear and tear and damage by fire, tornado or other casualty excepted).

          (d) In the event Tenant should neglect to reasonably maintain the Demised Premises, Landlord shall have the right (but not the obligation) to cause repairs or corrections to be made, and any reasonable costs thereof shall be payable by Tenant to Landlord as additional rental on the next rental installment date.

          (e) Tenant shall be responsible to keep the sidewalk in front of the Demised Premises free and clear of debris and foreign matter, and will not store any material, displays, waste or other matters upon the Shopping Center premises outside of the Demised Premises at any time. In the event Tenant neglects reasonably to keep said area maintained, Landlord shall have the right (but not the obligation) to perform such maintenance, and the cost thereof shall be payable by Tenant to Landlord as additional rent on the next rental installment date.

     8. COMMON AREA CHARGES:

          (a) Tenant agrees to pay to Landlord each Lease year during the term hereof, as additional rent, Tenant's pro-rata share of the following costs incurred in the maintenance of the Common Area: striping, lighting, policing, cleaning, maintaining and repairing the parking area and walks and ways; removal of snow and ice, rubbish and obstruction from the Common Area; and maintaining planted and landscaped areas. Notwithstanding any herein contained to the contrary, Tenant shall not pay Landlord for the cost of any capital improvement or expenditure, including any equipment properly chargeable to a capital account, management of the Shopping
     Center, Landlord's home office overhead and/or for the Landlord's administrative costs in operating the Shopping Center. Statements of actual costs incurred by Landlord for Common Area maintenance shall be rendered by Landlord once a year, together with copies of invoices identifying with particularity, the work or service performed. Tenant agrees to pay its pro-rata shares of such Common Area maintenance charges, promptly on receipt of such statement. Tenant shall have the right once per year to examine Landlord's books and records with respect to the aforesaid Common Area maintenance charges at a reasonable time and upon ten (10) days written notice.

          (b) For the purpose of this paragraph, Tenant's pro-rata share of common area maintenance charges shall be six percent (6%) of the total costs set forth in paragraph 8 (a) hereof. Said percentage has been computed as follows: The product of total Common Area maintenance charges payable for the entire Shopping Center divided by the total number of square feet of building floor area comprising the Shopping Center (including office and storage as well as retail floor area), times the number of square feet of building floor area comprising the Demised premises.

          (c) During any part of the term hereof which shall be less than a full year, Tenant's share of the Common Area maintenance charges shall be pro-rated on a daily basis between the parties and, to that end, Tenant shall only pay the Common Area maintenance charges attributable to the fractional part of the year occurring within the term of this Lease or any renewal hereof.

     9. ALTERATIONS, ADDITONS AND IMPROVEMENTS:

          (a) Tenant shall not create any openings in the roof or exterior walls, nor make any structural alterations, additions or improvements to the Demised Premises without prior written consent of Landlord, which consent shall not be unreasonably withheld. Tenant shall have the right at all times to erect or install shelves, bins, machinery and trade fixtures, provided that Tenant complies with all applicable governmental laws, ordinances and regulations. Tenant shall have the right to remove at the termination of the Lease such items so installed; however, Tenant shall, prior to the termination of this Lease, repair any damage caused by such removal.

          (b) All alterations, additions or improvements made by Tenant that are permanently attached to the real estate shall become the property of the Landlord at the termination of the lease; however, Tenant shall promptly remove, if Landlord so elects, all alterations, additions and improvements and any other property place in the premises by Tenant, and Tenant shall repair any damage caused by such removal. Tenant has the right to make minor alterations of a non-structural nature such as wallpaper, ceilings, non-structural walls and partitions, flooring and floor covering, without Landlord's consent, and the Tenant shall not be required to remove such items upon the termination of this Lease or any renewal hereof.

     10. SIGNS: Tenant shall have the right to erect a sign on the canopy of the Shopping Center, securely attached to and parallel to said walls, subject to applicable laws and deed restrictions. Tenant shall not erect any signs other than customary trade signs identifying its business. Tenant shall remove all signs at the termination of this Lease, and shall repair any damage and close any holes caused by such removal. Tenant may erect signs on Demised Premises only.

     11. WAIVER OF SUBROGATION: Each party hereto waives any and every claim which arises or may arise in its favor and against the other party hereto during the term of this Lease or any renewal or extension thereof, for any and all loss of , or damage to, any of its property located within or upon, or constituting a part of, the premises leased to Tenant hereunder, which loss or damage is covered by valid and collectable fire and extended coverage insurance policies, to the extent that such loss or damage is recoverable under said insurance policies. Said mutual waivers shall be in addition to, and not in limitation or derogation of, any other waiver or release contained in this Lease with respect to any loss of, or damage to, property of the parties hereto. Inasmuch as the above mutual waivers preclude the assignment of any aforesaid claim by way of subrogation (or otherwise) to an insurance company (or any other person). Each party hereto hereby agrees immediately to give each insurance company which has issued to it policies of fire and extended coverage insurance, written notice of the terms of said mutual waivers, and to have said insurance policies properly endorsed, if necessary, to prevent the invalidation of said insurance coverages by reason of said waivers.

         12.  LANDLORD'S RIGHT OF ENTRY:

          (a) Landlord and its authorized agents shall have the right to enter the Demised Premises during normal working hours for the following purposes:

               (1) inspecting the general condition and state of repair of premises;

               (2) the making of repairs required of Landlord; and

               (3) the showing of the premises to any prospective purchaser.

          (b) If Tenant shall not have renewed or extended this Lease prior to the final thirty (30) day period of the Lease Term, Landlord and its authorized agents shall have the right to erect on or about the Demised Premises a customary sign advertising the property for lease or for sale. During said thirty (30) day period, Landlord and its authorized agents shall have the right to enter the Demised Premises during normal working hours for the showing of the premises to prospective tenants or purchasers.

     13. UTILITY SERVICES: Landlord shall provide at the beginning date of this Lease, the normal and customary utility service connections in the Demised Premises. Tenant shall pay all charges for gas and electricity used on the Demised premises and for all electric light lamps or tubes after the initial installation. Tenant shall also pay all water and sewer charges.

     14. FIRE AND CASUALTY DAMAGE:

          (a) If the building or other improvements on the Demised Premises shall be damaged or destroyed by fire, tornado or other casualty, Tenant shall give immediate written notice thereof to Landlord.

          (b) Total Destruction: If the building situated on the Demised Premises should be so damaged that rebuilding or repairs cannot reasonably be completed within one hundred twenty (120) working days from the date of written notification by Tenant to landlord of the happening of the damage, this Lease shall terminate, and rent shall be abated for the unexpired portion of this Lease, effective as of the date of said written notification.

          (c) Partial Damage: If the building or other improvements situated on the Demised Premises should be damaged by fire, tornado or other casualty, but not to such an extent that rebuilding or repairs cannot reasonably be completed within one hundred twenty (120) working days from the date of written notification by Tenant to landlord of the happening of the damage, this Lease shall not terminate, but Landlord shall, if the casualty has occurred prior to final eighteen (18) months of the Lease term, at its sole cost and risk, proceed forthwith to rebuild or repair such building and other improvements substantially to the condition in which they existed prior to such damage. If the casualty occurs during the final eighteen (18) months of the Lease term, Landlord shall not be required to rebuild or repair such damage unless Tenant shall exercise its renewal option (if any is contained herein), whereupon Landlord shall, at its sole cost and risk, proceed forthwith to rebuild or repair such damage. If Tenant does not elect to exercise its renewal option (if any is contained herein) within thirty (30) days from the date of written notification by Tenant to Landlord of the happening of the damage, this Lease shall terminate and rent shall be abated for the unexpired portion of this Lease, effective as of the date of said written notification. If the building and other improvements are to be rebuilt or repaired and are untenantable in whole or in part following such damage, the rent payable hereunder during the period in which they are untenantable shall be adjusted equitably. In the event that Landlord should fail to complete such rebuilding or repairs within on hundred eighty (180) working days from the date of written notification by Tenant to Landlord of the happening of the damage, Tenant may, at its option, terminate this Lease by written notification at such time to Landlord, whereupon all rights and obligations hereunder shall cease, and rent shall be abated for the unexpired term of this Lease, effective as of the date of said written notification.

     15. HOLD HARMLESS: Landlord shall not be liable to Tenant or Tenant's employees, agents or invitees or to any other persons whomsoever, for any injury to person or damage to property on or about the Demised Premises caused by negligence or misconduct of Tenant, its employees or agents. Tenant agrees to indemnify Landlord and hold it harmless from any loss, expense or claims arising out of any damage or injury, unless such damage or injury result from Landlord's act or neglect or the act or neglect of the Landlord's agents or employees.

     16. CONDEMNATION:

          (a) If, during the term of this Lease or any extension or renewal thereof, all or a substantial part of the Demised Premises should be taken for any public or quasi-public use under any governmental law, ordinance or regulation, or by right of eminent domain, or should be sold to the condemning authority under threat of condemnation, this Lease shall terminate and the rent shall be abated during the unexpired portion of this Lease, effective as of the date of the taking of said premises by the condemning authority.

          (b) If less than a substantial part of the Demised Premises shall be taken for any public or quasi-public use under any governmental law, ordinance or regulation, or by right of eminent domain, or should be sold to the condemning authority under threat of condemnation, this Lease shall not terminate, but Landlord shall forthwith at its sole expense, restore and reconstruct the buildings and other improvements situated on the Demised Premises, provided such restoration and reconstruction shall make the same reasonably tenantable and suitable for the uses for which the premises are leased as defined in paragraph `3' above. The rent payable hereunder during the unexired portion of this Lease shall be adjusted equitably.

          (c) Any such award as a result of condemnation shall be the sole property of the Landlord, and no portion of any award shall be due or payable to the tenant.

     17. HOLDING OVER: Should Tenant, or any of its successors in interest, hold over the Demised Premises, or any part thereof, after expiration of the term of this Lease, unless otherwise agreed in writing, such holding over shall constitute and be construed as tenancy from month-to-month, at a monthly rental equal to the rent paid for the last month of the term of this Lease.

     18. DEFAULT BY TENANT:

          (a) The following event shall be deemed to be events of default by Tenant under this Lease: (1) Tenant shall fail to pay any installment of the rent on the date that same is due and such failure shall continue for a period of thirty (30) days after written notice from Landlord.

          (2) Tenant shall fail to comply with any term, condition or covenant of this Lease, other than the payment of rent, and shall not cure such failure within thirty (30) days, after written notice thereof to Tenant, or, if such default cannot reasonably be cured within the said thirty (30) days and Tenant shall not have commenced to cure such failure within thirty (30) days after written notice thereof to Tenant.

          (3) Tenant shall become insolvent, or shall make a transfer in fraud of creditors, or shall make an assignment for the benefit of creditors.

          (4) Tenant shall file a Petition under any section or chapter of the National Bankruptcy Act as amended, or under any similar law or statute of the United States or any State thereof; or Tenant shall be adjudged bankrupt or insolvent in proceedings filed against Tenant thereunder.

          (5) A Receiver Or Trustee shall be appointed for all or substantially all of the assets of Tenant.

          (b) Upon the occurrence of any of such events of default, Landlord shall have the option to pursue any one or more of the following remedies without any notice or demand whatsoever:

          (1) Terminate this Lease, in which event Tenant shall immediately surrender the premises to Landlord, and if Tenant fails to do so, Landlord may, without prejudice to any other remedy which it may have for possession or arrearages in rent, enter upon and take possession of the Demised Premises and expel or remove Tenant and any other person who may be occupying said premises thereof, by force if necessary, without being liable for prosecution or any claim for damages therefor; and Tenant agrees to pay to Landlord on demand the amount of all loss and damage which landlord may suffer by reason of such termination, whether through inability to re-let the premises on satisfactory terms or otherwise.

          (2) Enter upon and take possession of the Demised Premises and expel or remove Tenant and any person who may be occupying said premises or any part thereof, by force if necessary, without being liable for prosecution or any claim for damages therefor, and re-let the premises and receive the rent therefor; and Tenant agrees to pay to Landlord on demand any deficiency that may arise by reason of such re-letting.

          (3) Enter upon the Demised Premises by force if necessary, without being liable for prosecution or any claim for damages therefor, and do whatever Tenant is obligated to do under the terms of this Lease, and Tenant agrees to reimburse Landlord on demand for expenses which Landlord may incur in this effecting compliance with Tenant's obligation under this Lease, and Tenant further agrees that Landlord shall not be liable for any damages resulting to the Tenant from such action, whether caused by negligence of Landlord or otherwise.

          (c) Pursuit of any of the foregoing shall not preclude pursuit of any of the other remedies herein provided or any other remedies provided by law, nor shall pursuit of any remedy herein provided constitute a forfeiture or waiver of any rent due to Landlord hereunder or of any damages accruing to Landlord by reason of the violation of any of the terms, conditions and covenants herein contained.

     19. QUIET ENJOYMENT: Landlord warrants that it has full right and power to execute and perform this Lease and to grant the estate demised herein and that Tenant, on payment of the rent and performing the covenants herein contained, shall peacably and quietly have, hold and enjoy the Demised Premises during the full term of this Lease and any extension or renewal hereof, provided, however, that Tenant accepts the Lease subject and subordinate to any recorded mortgage, deed of trust, or other lien presently existing upon the Demised Premises; Landlord is hereby vested with full power and authority to subordinate Tenant's interest hereunder to any mortgage, deed of trust, or other lien hereafter placed on the Demised Premises, and Tenant agrees upon demand to execute such further instruments, subordinating the Lease as Landlord may request, provided such further subordination shall be upon the express condition that this Lease shall be recognized by the mortgagee, and that the rights of Tenant shall remain in full force and effect during the term of this Lease so long as Tenant shall continue to perform all of the covenants of this Lease.

     20. WAIVER OF DEFAULT: No waiver by the parties hereto of any default or breach of any term, condition or covenant of this Lease shall be deemed to be a waiver of any subsequent default or breach of the same, or any other term, condition or covenant contained herein.

     21. FORCE MAJEURE: Landlord or Tenant shall not be required to perform any term, condition or covenant in this Lease so long as such performance is delayed or prevented by force majeure, which shall mean acts of God, strikes, lockouts, material or labor restrictions by any governmental authority, civil riot, floods, and any other cause not reasonably within the control of Landlord or Tenant and which by the exercise of due diligence Landlord or Tenant is unable, wholly or in part, to prevent or overcome.

     22. EXHIBITS: All exhibits, attachments, annexed instruments and addenda referred to herein shall be considered a part hereof ro all purposes with the same force and effect as if copied at full length herein.

     23. USE OF LANGUAGE: Words of any gender used in this Lease shall be held and construed to include any other gender, and words in the singular shall be held to include the plural, unless the context otherwise requires.

     24. CAPTIONS: The captions or headings of paragraphs in this Lease are inserted for convenience only, and shall not be considered in construing the provisions hereof if any question of intent should arise.

     25. ACCESS: The Landlord shall, at any reasonable time, have access to the Demised Premises for the purpose of examining the same, making necessary repairs, or for the purpose of showing the Demised Premises to prospective purchasers.

     26. MAINTENANCE OF BUSINESS: The Tenant will, during the entire term of this Lease and any renewal periods, operate and maintain the business for which the Demised Premises are leased, except that the Tenant may sub-lease the Demised Premises, only with the consent of the Landlord, to a third party who will then operate a business in the Demised Premises. The Landlord's consent to such sub-leasing shall not be unreasonably withheld.

     27. RENEWAL: In the event the Tenant has well and truly complied with each and every term, condition and covenant of this Lease, the Landlord grants to the Tenant the right to renew the term of this Lease for one additional five (5) year term, upon the following terms and conditions:

          (1) The Tenant shall give the Landlord not less than six (6) months' written notice of its election to exercise the option to renew;

          (2) The rental during the renewal term shall be the amount obtained by the following formula: (A) For the purpose of this formula:

          (i) `index' shall mean the U.S. Department of Labor, All Urban Consumers (CPI-UN) U.S. City Average 1982-84 =100) now published by the U.S. Department of Labor or any replacement thereof comprising the same component factors and applicable to the City of Rome, New York, or, if none is specifically applicable thereto, most closely applicable to the region in which the City of Rome, New York is located. If the `index' is not published, landlord and Tenant shall agree upon a substitute index, and if no such agreement is made, then a Justice of the Supreme Court of the State of New York, upon application of either Landlord or Tenant, shall designate a substitute index, which designation shall be non-appealable and final with costs of litigation to be divided equally between Landlord and Tenant;

          (ii) `Base index' shall refer to the index applicable during the calendar month immediately preceding the month in which the original term of this Lease commences;

          (iii) `Adjustment date' shall refer to the first day of the renewal term;

          (iv) `Current index' shall refer to the index applicable during the calendar month immediately preceding the adjustment date.

          (B) If upon the adjustment date, current index shall be greater than base index, then:

          (i) Current index shall be divided by base index, producing quotient;

          (ii) Quotient shall be multiplied by Forty-five Thousand Forty-five dollars ($45,045.00); and the amount so obtained shall be the annual minimum rent during the renewal term. However, in no event shall annual rental payments during the renewal term be more than twenty-five percent (25%) greater than annual rental payments during the assigned term hereunder.

          (C) If upon the adjustment date, current index shall be less than base index, then annual rental payments during the renewal term shall be $45,045.00.

     28. SUCCESSORS: The terms, conditions and covenants conained in this Lease shall apply to, inure to the benefit of, and be binding upon the parties hereto and their respective successors in interest and legal representatives, except as otherwise herein expressly provided. All rights, powers, privileges, immunities and duties of Landlord under this Lease, including, but not limited to, any notices required or permitted to be delivered by Landlord to Tenant hereunder, may at Landlord's option, be exercised or performed by Landlord's agent or Attorney.

     29. NOTICE: Any notice or document required or permitted to be delivered hereunder shall be deemed to be delivered, whether actually received or not, when deposited in the United States mail, postage prepaid, registered or certified mail, return receipt requested, addressed to the parties hereto at the respective addresses set forth below, or at notice delivered in accordance herewith.

     IN WITNESS WHEREOF, the parties hereto have executed and sealed this Lease as of the date set opposite their respective signature.




                                                     NBT BANK, N.A. (Tenant)
                                                     52 South Broad Street
                                                     Norwich, New York  13815

Dated:  March 19, 1997                               By  /s/DARYL R. FORSYTHE
        ---------------                                  --------------------
                                                            Daryl R. Forsythe
                                                            President

                                  EXHIBIT 10.22

                     Lease of Plattsburgh Brinkerhoff Office

                                   L E A S E


     THIS LEASE AGREEMENT made this ; day of October, 1997, between ROBERT GARRAND, residing in Plattsburgh, County of Clinton and State of New York, hereinafter "Landlord", and NBT BANK, N.A. with offices at 52 So. Broad St., Norwich, New York 13815, hereinafter "Tenant".

                             W I T N E S S E T H :

     For and in consideration of the promises and agreements herein contained Tenant hereby leases from Landlord certain real property hereinafter described on the following terms and conditions:

     1. PREMISES. The leased premises are located in the building known as the former Beaver Restaurant at 83 Margaret Street, Plattsburgh, County of Clinton, State of New York, and consist of approximately two thousand one hundred (2,100) sq. ft. +/ on the first floor, consisting of unfinished space and use of entire basement below the leased premises.

     The Tenant shall also be allowed and permitted to park five (5) automobiles in the adjoining lot located in the rear of the subject leased premises which is located at the corner of Marion Avenue and Protection Avenue in the City of Plattsburgh, New York.

     The Tenant shall have the option to lease not less than five (5) additional parking spaces in the lot hereinafter mentioned a. the then market rental of the such spaces.

     2. TERM & RENTAL: Tenant shall pay Landlord rent for leased premises as follows:

     a) TERM: The term of this lease shall be five (5) years commencing December 1, 1997 and ending November 30, 2002, subject to termination as provided herein.

     OPTION TO RENEW: The Tenant has the right to elect to renew the lease for five (S) five (5) year terms upon the same terms and conditions except the rent shall be adjusted as follows:

     (i) For the first renewal term, the fixed minimum base rent shall be increased to Twelve and S0\100 Dollars ($12.50) per square foot; (to wit: Twenty Six Thousand Two Hundred Fifty and 00\100 Dollars [$26,250.00] annual rent) payable in monthly installments of Two Thousand One Hundred Eighty Seven and S0\100 Dollars ($2,187.50) on the first day of each and every month of said renewal term.

     (ii)For the second and each renewal term thereafter the fixed minimum base rent shall be determined by the sum of the changes in the Consumer Price Index for the previous five (5) year period but not to exceed twenty five percent (25%) and multiply the same to the previous annual rent for the last twelve (12) month term.

     b) RENT: The Tenant's rent for the first year shall be the following:

     At the commencement of the term and for the first thirty six (36) months, the fixed minimum base rent shall be Eight and 00\100 Dollars ($8.00) per square foot; (to wit: Sixteen Thousand Eight Hundred and 00\100 Dollars [$16,800.00] annual rent) payable in monthly installments on the 1st day of each month of the term in the amount of One Thousand Four Hundred and 00\100 Dollars ($1,400.00).

     Beginning the thirty seventh (37th) month of the term, the fixed minimum base rent shall increase to Nine and 00\100 ($9.00) per square foot; to wit:
Eighteen Thousand Nine Hundred and 00\100 ($18,900.00), and shall be payable in monthly installments of One Hundred Five Hundred Seventy Five $1,575.00 for each and every month thereafter until and including the month of November, 2002.

     Such additional rent as may be due and owing as provided herein. Tenant agrees to pay additional rent within Fifteen (15) days of receipt of written notice by Landlord of such additional rent.

     The rent shall be paid on the first of each and every month of the lease term.

     3. SECURITY/DEPOSITS: NONE

     4. U.S. FUNDS: All sums of money herein described shall be in U.S. funds.

     5. LATE PAYMENT: Tenant acknowledges that prompt payment of the sums herein provided for is necessary for the smooth and efficient conduct of Landlord's business, and Tenant therefore agrees that if any such payment is not made within Ten (10) days of the date it is due, then Tenant shall pay to Landlord an additional sum equal to Five Percent (5%) of such overdue payment.

     TAX ADJUSTMENT: The Tenant covenants and agrees to pay its proportionate share of any and all increase taxes assessed and levied against the premises for the leased term and any renewal term hereof. The Landlord,will be responsible for the base taxes which shall be the 1997 laid tax bill and the 1997 1998 school tax bill and the Tenant shall be responsible for its proportionate share of any increase, which proportionate share shal' be calculated as that which the leased square footage (that square footage which is leased by the Tenant hereby as leased premises) relates to the leasable square footage of the building. Said adjustment shall be paid within thirty (30) days of the tenant's receipt of a copy of the paid tax receipt for the applicable period.

     7. COMMON CHARGE: The Tenant agree to pay a monthly maintenance and common charge of Fifty and 00\100 Dollars ($50.00), for the Tenant's share of snow removal and general cleaning of the common area and in consideration of the Landlord paying for the water and sewer fees and not separately metering the leased premises. Such common charge shall be deemed additional rent which will be determined as one third (1/3) of the costs for such work as described hereinabove. The common charge is determined to be one third (1/3) of the monthly costs for snow removal of sidewalks, general cleaning of sidewalks (washdown) and commercial store fronts. Said costs are now One Hundred Fifty and 00\100 Dollars ($150.00) of which this Tenant's share is Fifty and 00\100 Dollars ($50.00). The common charge shall be adjusted at the commencement of each renewal term to a reasonable charge.

     8. UTILITY: Tenant shall pay for all electricity and other utility charges consumed and/or used on the leased premises, for heat or other purpose based upon a metered reading exclusive of said premises, except as provided in the common charge hereinabove provided.

     9. TAXES: The Landlord shall be responsible for all real property taxes except as provided herein above.

     10. BUILDING MAINTENANCE: Tenant shall maintain the leased premises and shall repair and maintain all equipment, appliances, lighting fixtures, glass, including storefront windows, and all other systems within the building including the heating, plumbing, and air conditioning system. Tenant shall promptly repair any equipment, systems or facility the malfunction and the maintenance and repair of which is the Tenant's obligation. Tenant shall be responsible for cleaning the leased premises and for replacing broken or otherwise malfunctioning light bulbs and tubes. Tenant shall be responsible for trash removal and hauling. The Landlord shall be responsible for the structural portion of the building intended to include the roof and walls of the structure and further the plumbing and electrical wiring up to the point of entrance into the leased premises. Landlord shall be responsible for snow removal for the sidewalk on Margaret Street and the rear alley from the back door to Protection Avenue subject to the Tenant's obligation to the payment of common charges (see paragraph 7 hereof).

     MODIFICATIONS BY TENANT: Tenant shall not structurally alter or modify the leased premises without written consent of Landlord; said consent shall not be unreasonably withheld by the Landlord. Any alterations, modifications or installed items which, upon installation, become fixtures, except trade fixtures shall become the property of the Landlord and may not be removed without the Landlord's prior written consent. It is hereby agreed between the parties hereto that the Tenant shall be responsible for the interior improvements including all modifications to electrical and telephone so to adapt premises to Tenant's use.

     12. COMMUNICATIONS SYSTEMS: Tenant will install any phone or Other communications systems it desires at its own expense. It shall be the sole responsibility of the Tenant to install their own telephone lines and computer requirements.

     13. USE OF PREMISES AND CONDITIONS: Tenant warrants and represents that the leased premises will be used for banking and associated activities, services and uses. The Tenant has inspected the leased premises and accepts the building, system fixtures, and improvement, "as is".

     14. CODE COMPLIANCE: Tenant shall ensure that his operations, use, and any equipment or other facilities it installs or any renovations, it shall comply with all applicable State, Federal, and local rules, regulations and ordinances. Landlord represents that the leased premises complies with local zoning laws and regulation as to the intended use as stated herein at paragraph 13 hereinabove.

     So long as the Tenant is in compliance with the terms and the provisions of this lease, then the Tenant shall be entitled to the unrestricted use and enjoyment of the leased Premises.

     15. INSURANCE (HAZARD): Landlord shall insure the premises however the Tenant releases the Landlord from any and all claims for loss or damage to its personal property and records and any property of any third party that is located in the leased premises during the Tenant's term. Tenant shall be responsible for insuring its personal property that is stored, installed or used on the leased premises. The Tenant shall not permit any use of the leased premises which will make voidable any insurance on the property of which the leased premises are a part. Tenant shall provide proof of insurance for all personal property and Tenant's contents upon demand.

     16. TENANT'S SIGNS: Tenant will provide its own signs which will conform to local zoning ordinances with respect to the same.

     17. DAMAGE PREVENTION: The Tenant shall take all reasonable precautions to ensure that its use of the leased premises does not damage them in any way. At the expiration of the lease term, the Tenant shall deliver up possession of the leased premises in the same condition as they were at the beginning of the lease term, normal wear and tear excepted, broom clean.

     18. LANDLORD'S ACCESS: Landlord may enter the premises during the normal banking hours, for the purpose of inspecting, maintaining, or repairing the leased premises. If repairs of an emergency nature are required, Landlord may enter the leased premises to effectuate such repairs at any time.

     19. PUBLIC LIABILITY INSURANCE: Tenant shall obtain and keep in full force and effect a policy of insurance in the face amount of One Million and 00\100 Dollars ($1,000,000.00) insuring against liability for injuries to the persons or property of third parties occurring on or in connection with the leased premises, and Landlord shall be listed as an additional insured. Proof of compliance of the provisions shall be given to the Landlord within ten (10) days of the demand thereof.

     20. LIENS: Tenant shall promptly discharge all liens which attains to the leased premises through its acts or omissions, including, without limitation, mechanics liens, judgments and lis pendis.

     21. INDEMNIFICATIONS: Tenant shall indemnify Landlord and hold Landlord harmless from all injuries or property damage occurring on or in connection with the leased premises, except that which arises through the actions and negligence of Landlord.

     22. TOTAL DESTRUCTION: In the event the building is totally destroyed, this lease shall terminate and the parties shall be liable only for obligations and rights which arose prior to the time of termination.

     23. PARTIAL DESTRUCTION: In the event of a partial destruction of the leased premises or other improvements, or of the interior of the premises, which renders the use of such portion totally unusable at their option, Landlord may terminate this lease, or may elect to rebuild the building or repair and shall be given a reasonable time not to exceed the period of One Hundred Twenty (120) days to do so. Landlord must advise Tenant of their intentions, in writing, within fifteen (15) days of the event. From the occurrence of the partial destruction to the time when the rebuilding is completed, the rent due hereunder shall be reduced to proportion of the original rent equal to the proportion of the leased premises available suitable for use by the Tenant.

     24. CONDEMNATION: If all of the leased premises, or so large a portion as to leave the remainder unusable by the Tenant, is taken by eminent domain, then this Lease shall terminate, and no further rights or obligations shall arise hereunder. If a portion of the premises is taken, and the remainder is still usable by the Tenant, then this lease shall remain in effect.

     25. INTERRUPTIONS OF SERVICE: Landlord shall not be responsible for interruptions of service herein to be furnished by him which caused conditions beyond their control, and such interruptions shall not constitute a failure of performance under this lease by Landlord.

     26. FAILURE OF PERFORMANCE BY TENANT: If Tenant fails to make payments, incur all costs, and perform all other obligations herein agreed by it, Landlord may, at their option, take all reasonable actions to ensure that Tenant's obligations or any of them, are fulfilled, and Tenant shall reimburse Landlord upon demand, then Landlord may add such costs and expenses to the rent, and they shall be paid as part of the rental installment next due, and Landlord shall have all other remedies provided by law.

     27. SUBORDINATION: This lease shall be subject and subordinate to any and all mortgages, deeds of trust and other instruments in the nature of a mortgage now or at any time hereafter, a lien or liens on the property of which the leased premises are a part and the Tenant shall, when requested promptly execute and deliver such written instruments as shall be necessary to show the subordination of this lease to said mortgages, deeds of trust or other such instruments in the nature of a mortgage.

     28. DEFAULT: A default by Tenant hereunder shall include without limitation
(1) Non payment of a rental installment due; (2) Non compliance with any other term of the lease which is not promptly cured as hereinafter provided; (3) Abandonment by Tenant of the leased premises; (4) Tenant's seeking relief in Bankruptcy Court and/or adjudication as a bankrupt; (5) Appointment of a receiver or trustee over Tenant; (6) Assignment for the benefit of Tenant's creditors; (7) Taking of Tenant's leasehold interest of estate by execution, judgment enforcement or other process against Tenant. Upon Tenant's default, Landlord may do any or all of the following: (1) Take possession of the premises without terminating the lease, in which case Tenant shall remain liable for any deficiency between the new rental and the rental hereunder provided for and for all reasonable costs of reletting; (2) Declare the balance provided for immediately due and payable in full. If default is a failure to perform any obligation hereunder, other than the payment of rent, Landlord shall inform Tenant of such default at the address above, and Tenant shall promptly cure such default. Tenant's failure to so promptly cure the default shall entitle Landlord to take any of the actions hereinabove listed. Upon Tenant's default hereunder, Landlord may take all reasonable actions to mitigate damages.

     LANDLORD'S DEFAULT: If Landlord fails to perform the obligation hereunder taken by him, Tenant may take reasonable actions to have such obligations fulfilled and deduct the reasonable costs thereof from the repayments then next due hereunder.

     30. REMOVAL OF TENANT'S PROPERTY: Upon expiration of earlier termination of the lease term, Tenant shall promptly remove his property, the lease premises, excluding all property which is owned, at the time of expiration or termination, by the Landlord. In the event of the Tenant's failure to remove any of Tenant's property from the leased premises, Landlord is hereby authorized without liability to Tenant for loss or damage there and at the sole risk of Tenant, to remove and store any of the property at Tenant's expense, or to dispose of it without liability to the Landlord. The Tenant hereby waives any right, claim or action for any loss sustained by reason of Landlord's disposition of the property pursuant to the terms of this agreement.

     31. LEASEHOLD AS SECURITY: Tenant shall not mortgage or pledge its leasehold in any manner.

     32. LANDLORD'S FAILURE TO PURSUE: Landlord's failure to pursue a remedy shall not constitute a waiver of such remedy, nor shall it constitute a waiver of any future default whether of the same or of a different nature.

     33. TENANT'S EXPENSES: Except for those items of maintenance, service and expenses specifically herein undertaken by Landlord, Tenant shall pay all of the costs of operating its business on the leased premises.

     34. ASSIGNMENT, SUBLEASE: This lease may not be assigned without the express written consent of the Landlord. Such consent will be exercised in the sole discretion of the Landlord. Tenant may sublease the premises only for a similar use, notwithstanding such sublease the Tenant shall remain liable for obligations of this lease.

     35. VENUE JURISDICTION: This lease is made in the State of New York and shall be construed under New York State Law. For the purpose of any lawsuits, actions or proceedings brought in connection with this lease Tenant hereby submits in person to the jurisdiction of the courts of the State of New York, in Clinton County.

     36. NOTICE: Any notice from the Landlord to the Tenant relative to the leased premises or to the occupancy thereof, shall be deemed duly served, if sent registered or certified mail, return receipt requested, postage prepaid, addressed to the Tenant. Any notice from the Tenant to the Landlord relating to the leased premises or to the occupancy thereof, shall be deemed duly served, only if mailed to the Landlord by registered or certified mail, return receipt requested, postage prepaid, addressed to the Landlord at such address as the Landlord may from time to time advise in writing. All rent and notices shall be paid and sent to the Landlord.

37. CONTINGENCIES:

     (i) This lease shall be contingent upon the purchase and acquisition by the Tenant from the Landlord of the Key Bank facility located on the corner of Route 3 and LaBarre Street in the Town of Plattsburgh.

     (ii) This lease shall further be contingent upon Tenant receiving regulatory approval to relocate its downtown office from its current location to the leased premises. If said regulatory approval is not forthcoming the Landlord agrees to lease to Tenant the said Brinkerhoff Street property for a period of time not less than a five (5) year term upon terms to be negotiated between the parties.


     The parties hereto sign this agreement the day and year first above written.


                                        LANDLORD

                                        /s/ R.W. Garrand
                                        ----------------
                                        ROBERT GARRAND


                                        TENANT

                                        NBT BANK, N.A

                                        By: Daryl R. Forsythe  Pres & CEO
                                            -----------------------------
                                                                  , Title

                                  EXHIBIT 10.23

                             Lease of Oneonta Office

                                      LEASE


                            dated September 17, 1997

                                     between

                          Bettiol Enterprises Ltd, Inc.

                                    as Lessor

                                       and

                                 NBT Bank, N.A.

                                    as Lessee





Affecting premises commonly known as Route 28, in Town of Oneonta, New York.

                                                           TABLE OF CONTENTS

 1 -- Demised Premises and Lease Term
 2 -- Rent
 3 -- No Counterclaim or Abatement
 4 -- Use of Demised Premises
 5 -- Condition of Demised Premises
 6 -- Lessor's Site Work
 7 -- Construction of Bank Building
 8 -- Remodeling and Expansion Rights
 9 -- Maintenance  and Repair
10 -- Common Area  Maintenance
11 -- Alterations and Additions
12 -- Compliance  With  Requirements
13 -- Liens
14 -- Permitted Contests
15 -- Utility  Services
16 -- Insurance
17 -- Indemnification By Lessee
18 -- Damage or Destruction
19 -- Taking of the Demised Premises
20 -- Quiet Enjoyment
21 -- Right to Cure Lessee's Default
22 -- Events of Default and Termination
23 -- Repossession
24 -- Re-letting
25 -- Mitigation of Damages
26 -- Assignment of Subrents
27 -- Lessee's Equipment
28 -- Security Deposit
29 -- Survival of Obligations; Damages
30 -- Injunction
31 -- Waivers
32 -- Lessor's Remedies Cumulative
33 -- Estoppel Certificates
34 -- Assignment and Subletting
35 -- Subordination and Attornment
36 -- Entry by Lessor
37 -- Conveyance by Lessor
38 -- No Merger of Title
39 -- Acceptance of Surrender

40 -- End of Lease Term
41 -- No Renewal
42 -- Liability Only for Negligence
43 -- Brokerage
44 -- Mediation
45 -- Arbitration
46 -- Definitions
47 -- Notices
48 -- Miscellaneous
49 -- Environmental Responsibility
50 -- Conduct of Business
51 -- Contingencies
52 -- Restrictive Covenant


Exhibit A -- Description of Land/Site Plan
Exhibit B -- Permitted Encumbrances
Exhibit C -- Lessor's Site Work
Exhibit D -- The Bank  Building
Exhibit E -- Agreements and Restrictions

                                     LEASE

     LEASE, dated September 17, 1997, between Bettiol Enterprises Ltd, Inc., a New York corporation, having an address at Route 23 Southside, Oneonta, NY 13820-0848 ("Lessor"), and NBT Bank, N.A., a national banking association, having an address at 52 South Broad St, Norwich, New York 13815 ("Lessee").

          1. THE DEMISED PREMISES AND LEASE TERM

     In consideration of the Rent hereinafter reserved and the terms, covenants and conditions set forth in this Lease to be observed and performed by Lessee, Lessor hereby demises and leases to Lessee, and Lessee hereby rents and takes from Lessor, the following property (collectively hereinafter referred to as the "Demised Premises"): (a) all the land (the "Land") outlined in Exhibit A hereto attached, being a portion of the Lessor's existing Shopping Center and proposed expansion, all as set forth within Exhibit B hereto and (b) all rights of way or of use, easements, access to public highways, servitudes, licenses, tenements, appurtenances and easements now or hereafter belonging or pertaining to the Land (Exhibit B); and the Demised Premises. TO HAVE AND TO HOLD the Demised Premises unto Lessee, and the permitted successors and assigns of Lessee, upon and subject to all of the terms, covenants and conditions herein contained.

1.1  TERM:

     The term of this Lease shall commence on the 17th day of September, 1997, and expire on the 17th day of September, 2002, unless the Lease Term shall sooner terminate pursuant to any of the conditional limitations or other provisions of this Lease.

1.2  OPTION TO RENEW:

     In the event Lessee has well and truly complied with each and every term, condition and covenant of this Lease, the Lessor grants to the Lessee the right to renew the term of this Lease for seven (7) additional terms of five (5) years. The Lessee shall give the Lessor not less than six months written notice of its election to exercise each option to renew.

          2. RENT

     Lessee covenants to pay to Lessor as a net minimum rent (the "Fixed Rent") during the Lease Term $30,000.00 per annum for the first five years through September 17, 2002; $35,250.00 per annum for the next five years through September 17, 2007; $42,300.00 per annum for the next five years through September 17, 2012; and $51,800.00 per annum for the next five years through September 17, 2017; and $62,200.00 per annum for the next five years through September 17, 2022; and $74,600.00 per annum for the next five years through September 17, 2027; and $89,500.00 per annum for the next five years through September 17, 2032 and $107,400.00 for the last five years for the remainder of the Lease Term through September 17, 2037.

     The Fixed Rent shall be payable in advance in equal annual installments at the beginning of each year during the Lease Term. Each date on which Fixed Rent is payable hereunder is hereinafter referred to as a "Rent Payment Date".

     Lessee also covenants to pay, from time to time as provided in this Lease, as Additional Rent: all other amounts and obligations which Lessee assumes or agrees to pay under this Lease; a late payment charge equal to 3% percent of the amount of any installment of Fixed Rent not paid within ten days after the date when due. If Lessee fails to pay any such Additional Rent, Lessor shall have all the rights, powers and remedies provided for in this Lease or at law or in equity or otherwise in the case of nonpayment of rent.

     All Fixed Rent and Additional Rent (collectively hereinafter referred to as "Rent") shall be paid in such coin or currency (or, subject to collection, by good check payable in such coin or currency) of the United States of America as at the time shall be legal tender for the payment of public and private debts, at the office of Lessor as set forth above, or at such place and to such person as Lessor from time to time may designate.

     All Rent shall be absolutely net to Lessor so that this Lease shall yield to Lessor the full amount of the installments thereof throughout the Lease Term and except as otherwise provided herein. All Rent shall be paid to Lessor without notice, demand, counterclaim, setoff, deduction or defense, and nothing shall suspend, defer, diminish, abate or reduce any Rent, except as otherwise specifically provided in this Lease.

     The fixed rent shall commence on the date that is six months subsequent to Lessor's and Lessee's execution of this Lease or the date that the Lessee opens its doors for regular business, whichever date is sooner. If such date shall be a day other than the first day of the month, then a period equal to the number of days between the commencement date and the first day of the month next following shall be added to the base term of the Lease.

          3. NO COUNTERCLAIM OR ABATEMENT

     The obligations and liabilities of Lessee hereunder in no way shall be released, discharged or otherwise affected (except as expressly provided herein) by reason of: any damage to or destruction of or any Taking of the Demised Premises or any part thereof; any substantial restriction or prevention of the use use of the Demised Premises or any part thereof; any title defect or encumbrance or any eviction from the Demised Premises or any part thereof by title paramount or otherwise; any bankruptcy, insolvency, reorganization, composition, adjustment, dissolution, liquidation or other like proceeding relating to Lessor, or any action taken with respect to this Lease by any trustee or receiver of Lessor, or by any court, in any such proceeding; any claim which Lessee has or might have against Lessor; whether similar or dissimilar to the foregoing, whether or not Lessee shall have notice or knowledge of any of the foregoing. Except as expressly provided herein, Lessee waives all rights now or hereafter conferred by statute or otherwise to quit, terminate or surrender this Lease or the Demised Premises or any part thereof, or to receive any abatement, suspension, deferment, diminution or reduction of any Rent payable by Lessee hereunder.

          4. USE OF DEMISED PREMISES

4.1  USE:

     (a) PERMITTED USES. Lessee may use the demised premises for any lawful use, except Lessee shall not use the Demised Premises for any use or purpose expressly prohibited by the provisions of this Lease.
     (b) PROHIBITED USES. Lessor and Lessee each agrees that no part or parts of the Demised Premises shall be used at any time for manufacturing industrial purposes or for any purpose which is noxious or unreasonably offensive because of the emission of noise, dust or odors or for any purpose which is offensive or illegal, and Lessor and Lessee agree not to permit any act or thing to be done within the Demised Premises which shall constitute a nuisance. Lessee further agrees that it will not sub-lease, use or permit to be used, any portion of the Demised Premises for the operation of a movie theater, bowling alley or drive-up photography kiosk nor will it lease, use or permit the Demised Premises to be used for purposes of gambling or for the sale, distribution or display of (i) any drug paraphernalia commonly used in the use or ingestion of illicit drugs, or (ii) any x-rated, pornographic, lewd or so-called "adult" newspaper, book, magazine, film, picture, video tape, video disc or other similar representation or merchandise of any kind, or for any use which requires overnight parking and
(iii) it will not use or permit to be used the Demised Premises or any part thereof for a so-called "penny arcade", "video game room", or "amusement center" featuring electronic video games, pinball machines, slot machines or other similar coin-operated devices.

     Lessee covenants and agrees that Lessee will not directly or indirectly use or permit the Demised Premises for any of the additional following purposes:

     (a) the operation of a supermarket, warehouse supermarket or combination store;

     (b) for the sale (for consumption away from the premises on which they are sold) of groceries, fresh vegetables, fresh fruits, dairy products, frozen foods, fish, fowl or meat, or for the sale of any combination of the foregoing;

     (c) as a food store, grocery store or convenience store;

     (d) the operation or a bakery or delicatessen; or

     (e) any combination of the foregoing.

     The Lessee covenants and agrees that it will not directly or indirectly lease, use or permit the Demised Premises or any part thereof to be used for the operation of a drug store, a pharmacy or a store primarily engaged in the sale of health and beauty aids. For the purposes hereof, a "pharmacy" shall mean any store or department or counter within a store, which sells prescription medicines or drugs or any items requiring the presence of a registered pharmacist.

     The Lessee further agrees that it will not directly or indirectly lease, use or permit the Demised Premises or any part thereof to be used for any business purpose which would be in competition with any of the stores then existing in the Shopping Center at the time of the proposed use.

     Lessee shall not do or permit any act or thing which is contrary to any Legal Requirements or Insurance Requirements, or which might impair the value or usefulness of the Demised Premises or any part thereof. Lessee shall not use, or allow the Demised Premises or any part thereof or any Improvements now or hereafter erected thereon or any appurtenances thereto to be used or occupied, for any unlawful purpose or in violation of any certificate of occupancy, and shall not suffer any act to be done or any condition to exist within the Demised Premises or any part thereof, or in any Improvements now or hereafter erected thereon, or on any appurtenance to the Demised Premises, or permit any article to be brought therein, which may be dangerous, unless safeguarded as required by law, or which may constitute a nuisance, public or private, or which may make void or voidable any insurance in force with respect thereto.

     Lessee shall not do or suffer any waste, damage, disfigurement or injury to the Demised Premises.

     Lessee shall not permit the spilling, discharge release, deposit or placement on the Demised Premises or any part thereof, whether in containers or other impoundments, of any substance which is a hazardous or toxic substance within the meaning of any applicable environmental law.

4.2  AUTOMATED TELLER MACHINE:

     Lessee may install, maintain, and operate one or more automated teller machines (each, an "ATM" and collectively, "ATMs"), together with related equipment, accessories, and identifying signage (the "ATM Equipment") in the location or locations within the Premises shown on Exhibit A, subject to all of the terms, conditions, and provisions of this Clause:

     (a) PERMITS AND APPROVALS. Lessee shall obtain all necessary federal, state, or local permits, licenses, and approvals and pay all costs connected therewith;

     (b) COMPLIANCE WITH LAWS. Lessee shall comply with all Laws applicable to the installation, use, and operation of the ATM and ATM Equipment, including, without limitation, any provisions of the Americans with Disabilities Act of 1990;

     (c) INDEMNIFICATION OF LESSOR. Lessee shall protect, defend, indemnify and hold harmless Lessor, its heirs, successors and assigns from any and all claims, demands, causes of action, judgment, costs, expenses, liabilities and damages (including consequential and punitive damages) arising from the installation, operation or use of the ATM or ATM Equipment or relating to any act or occurrence happening in or about the ATM, however the same may be caused, including without limitation, if caused in whole or in part by the act, omission or active or passive negligence of Lessor or by criminal activity of any kind;

     (d) NO LESSOR RESPONSIBILITY. Lessor shall have no responsibility for the ATM or ATM Equipment and shall not be liable for any damage or disruption to same however caused, including without limitation, due to a disruption in electrical or telecommunication service.

          5. CONDITION OF DEMISED PREMISES

     Lessee represents that Lessee has examined and is fully familiar with the physical condition of the Demised Premises. Lessee accepts the same in an "as is" condition, without recourse to Lessor, in the condition and state in which they now are, except for the work to be done by Lessor pursuant to the Exhibit C hereto, and agrees that the Demised Premises complies in all respects with all requirements of this Lease. Lessor makes no representation or warranty, express or implied in fact or by law of its fitness or availability for any particular use, or the income from or expenses of operation of the Demised Premises. Lessor shall not be liable for any latent or patent defect therein. Lessor acknowledges that the Demised Premises need some fill and grading in order to comply with the site plan and the Town of Oneonta approval, and Lessor agrees to fill and grade the Demised Premises in accordance with the requirements of the Town of Oneonta in obtaining approval of the Lessor's Final Site Plan of the Demised Premises and the Shopping Center.

          6. LESSOR'S SITE WORK

     (a) Description of Site Work: Lessor agrees to complete the following site work (the "Lessor's Site Work") at its own cost and expense:

     1. Lessor, at its sole cost and expense, shall fill and grade the Demised Premises in accordance with the requirements of the Town of Oneonta, and shall obtain approval from the Town of Oneonta for the Final Site Plan of the Demised Premises and the Shopping Center.

     2. Lessor warrants and represents that the Demised Premises have direct access to electric, natural gas, telephone and sewer lines. Lessor shall bring the electric, natural gas telephone and sewer lines to within five (5) feet of the Demised Premises.

     3. Lessor shall construct at its own cost and expense the Access Road Area, drives and curbing within the Access Road Area, and curb cuts to Lessor's existing Shopping Center. In addition the Lessor will designate twelve (12) additional employee parking spaces upon Lessor's Common Area, prior to the commencement date of this Lease.

     4. Lessor shall perform the Lessor's Site Work in a good and workmanlike manner, at its own cost and expense in accordance with all applicable building codes, laws, ordinances, regulations and other requirements of the governmental authorities having jurisdiction.

     5. Lessor shall grant Lessee any easements necessary to connect its Bank Building to said utilities.

          7. CONSTRUCTION OF BANK BUILDING

     Promptly after the execution of the Lease and subject to the contingencies within this Article 7, Lessee shall construct, develop and complete on the Demised Premises a new building (the "Bank Building") as provided in Exhibit D, the height of which shall not exceed fifteen (15) feet, including the parking lot, paving, parking lot lighting and landscaping on the Demised Premises. The Bank Building shall be constructed in accordance with plans and specifications furnished to Lessor and shall be completed within one year from the date of the execution of this lease, in accordance with Exhibit D and the plans and specifications, provided that if any requirements of Lessor shall conflict with requirements of governmental authorities having jurisdiction, the requirements of such governmental authorities shall take precedence over the requirements of Lessor. Such construction shall be effected with due diligence and in a good and workmanlike manner and in compliance with all Legal Requirements and Insurance Requirements, and shall be under the supervision of an architect and engineer. Lessee shall obtain at its own expense, all permits, licenses, the final certificate of occupancy and any other approvals required for the lawful use and occupancy of the Demised Premises and the construction of the Improvements thereon.

     Subject to the provisions of Article 18, that shall prevail in the event of damage or destruction of the Demised Premises, title to the Bank Building and to all additions, repairs and replacements to any improvements shall be and remain in Lessee during the Lease Term, provided that the terms of this Lease shall govern the use and operation of the improvements, including the Bank Building, and the exercise of Lessee's rights with respect thereto, and provided further that upon the expiration or termination of the Lease Term, title to and ownership of the Improvements, including the Bank Building, shall automatically vest in Lessor free and clear of all liens, claims and encumbrances, without the execution of any further instrument and without any payment therefor by Lessor. In such event, Lessee shall execute any further assurances of title and ownership to the Improvements, including the Bank Building, as Lessor may request.

     (a) TESTING. Upon execution of this lease, Lessee and its agents, servants and authorized independent contractors shall be entitled to enter upon the Lessor's Property and the Demised Premises for purposes of making a physical inspection of the Lessor's Property and the Demised Premises and making subsurface tests, test borings, water surveys, percolation tests, boundary and topographical surveys, sewerage disposals surveys, drainage determinations, utility surveys, tests for Hazardous Materials (as hereinafter defined), including test pits and ground water sampling and/or monitoring wells if Lessee shall so desire, and for such other inspection, testing or planning purposes as shall seem necessary or desirable to Lessee (all of the foregoing being referred to herein as the "Testing"). All testing shall be completed by Lessee within ninety (90) days from the execution of this Lease. In the event the testing is not completed within the ninety (90) days as above required, Lessee waives the right to cancel and terminate this lease and accepts the Demised Premises "as is". Lessee shall defend, indemnify and hold harmless Lessor from and against any and all claims, demands, liabilities, damages, costs or expenses, including without limitation, reasonable attorney fees, arising out of injury (including death) to persons or property damage caused by such entry or activities by Lessee, its authorized agents or contractors. In the event the results of the Testing prove unsatisfactory to Lessee, in Lessee 's sole discretion, Lessee shall have the right to cancel and terminate this lease by giving written notice of such cancellation-and termination to Lessor, and upon the giving of such notice Lessor shall immediately return to Lessee any additional rent paid by Lessee pursuant to any provision of this lease. This lease shall be thereby cancelled and terminated, and Lessee shall have no further obligations; provided, however, that except as provided hereinafter, if Lessee shall fail to exercise such right of cancellation within ninety (90) days after the date of execution of this lease, Lessee shall have no right to the return of additional rent paid by Lessee pursuant to any provision of this lease by reason of Lessee's cancellation of this lease (but nothing herein shall limit Lessee's right to the return of such additional rent if Lessee shall cancel or terminate this lease pursuant to another provision of this lease so providing).

     (b) NON-WAIVER. Lessee's performance of Testing pursuant to this Article 7 shall be solely for Lessee's own purposes, and neither the Testing nor any failure of Lessee to cancel and terminate this lease pursuant to this Article 7 shall relieve Lessor of any of its obligations, warranties and covenants under this lease, including its obligation to complete the Lessor's Site Work in accordance with the requirements of this lease, free of defects in design, workmanship and materials.

     (c) TITLE REPORT. Subject to the execution of this lease, Lessor shall furnish to Lessee a certified copy of Lessor's existing title insurance policy upon the Shopping Center, if any, including that portion forming the Demised Premises. Subsequent to the examination of the title insurance policy, Lessee shall have the right, at its sole expense, to obtain a commitment of leasehold title insurance with respect to the demised premises and the Lessor's Property. Lessee shall procure the title insurance within sixty (60) days from the date of the execution of this Lease. In the event that such commitment shall show that the Lessor is not the fee owner of the Lessor's Property or that any of Lessor's warranties and representations contained in this lease are inaccurate in any respect, or in the event that Lessee shall otherwise be dissatisfied in Lessee's sole discretion, with such commitment, Lessee shall have the right to cancel and terminate this Lease by giving notice of such cancellation and termination to Lessor, and upon the giving of such notice, Lessor shall immediately return to Lessee any additional rent paid by Lessee pursuant to any provision of this lease, this lease shall be thereby cancelled and terminated, and Lessee shall have no further obligations hereunder; provided, however, that if Lessee shall fail to exercise such right of cancellation within sixty (60) days after the date of execution of this lease, Lessee shall have no right to the return of additional rent paid by Lessee by reason of Lessee's cancellation of this lease pursuant to this Article 7 (but nothing herein shall limit Lessee's right to the return of such additional rent if Lessee shall cancel and terminate this lease pursuant to another provision of this lease so providing). Lessee's title insurance commitment shall be solely for Lessee's own purposes, and neither such commitment, nor any failure of Lessee to obtain a commitment, nor any failure of Lessee to cancel and terminate this Lease pursuant to this Article 7, shall relieve Lessor of any of its obligations, warranties, representations and covenants under this lease. If the Lessee fails to obtain a title insurance policy within the said sixty (60) days, Lessee waives any objection to title, and thereafter shall not be entitled to terminate this Lease under this subdivision (c).

     (d) PERMITS. Lessor and Lessee acknowledge that the land description and site plan attached hereto as Exhibit A depicts the Demised Premises as being developed with a masonry and steel frame bank building (the "Bank Building") and appurtenant parking areas. Lessor agrees that anything in this lease to the contrary notwithstanding, Lessee shall not have the right to modify the size and location of the Bank Building and parking area without the express written approval of Lessor, whose approval shall not be unreasonably nor arbitrarily withheld, and subject to the approvals of all governmental authorities having jurisdiction and the minimum parking space size requirements pursuant to Article 7(g) hereinafter set forth. Lessee shall obtain at its own cost and expenses any and all permits, licenses and approvals from any governmental authority which may be required to construct said Bank Building and adjacent parking lot within the Demised Premises.

     (e) LESSOR'S WARRANTIES. Lessor warrants and represents, upon which warranty and representation Lessee has relied in the execution of this lease,

     (1) that Lessor has obtained all governmental licenses, permits and approvals necessary for Lessor to perform the Lessor's Site Work ("Lessor's Permits"), and all of the Lessor's Permits are in effect;

     (2) that none of the Lessor's Permits are subject to any challenge or appeal and all periods within which any such challenge or appeal may be made have expired, and

     (3) that all conditions and requirements imposed by the Lessor's Permits will be satisfied by completion of the Lessor's Site Work in accordance with the terms of this lease,

     (4) that the Demised Premises have direct access to electric, telephone and sewer lines within five (5) feet to the Demised Premises and that Lessor has obtained all necessary permits from any governmental agency having jurisdiction thereunder for direct access to and from the public highways adjoining the Demised Premises as shown in Exhibit B. Lessor covenants and agrees that it will not cause the Demised Premises to be disconnected from any necessary public utility during the term of this Lease.

     (5) Lessor is the fee owner of the land which constitutes the Lessor's property free and clear of all defects, encumbrances and restrictions which would prevent or interfere with the use of the Demised Premises for a bank or other financial institution.

     (6) Lessor and any person executing this Lease in a representative capacity has the full right and authority to execute the Lease for the term and in the manner and upon the conditions and provisions contained herein.

     (7) That on and after the date hereof, the Demised Premises shall continue to be zoned for retail banking and business purposes.

     (f) SIGNS. Lessee may not erect any signage without the express written approval of the Lessor, which approval will not be unreasonably withheld. Any signage approved by the Lessor will be at Lessee's sole cost and expense and subject to and in conformity with all application laws, rule and ordinances.

     (g) PARKING SPACES. Lessee shall provide a minimum of 4.5 parking spaces for standard size automobiles per each one thousand square foot of building space. In addition, the Lessor will designate not less than twelve (12) additional employee parking spaces for automobiles within the Common Areas as shown on Exhibit B.

     (h) WELL. Lessee at its own cost and expense will be responsible to drill its own well.

          8. REMODELING AND EXPANSION RIGHTS

     The parties hereto acknowledge that in addition to the Bank Building being constructed by the Lessee the Lessor is developing the balance of the real estate as a small shopping center ( the "Shopping Center").

     Lessor shall have the right, in its sole discretion, at all times, and from time to time throughout the Lease Term, without incurring any liability to Lessee and without it constituting an eviction, to:

     (a) CHANGE SIZE OF LAYOUT. Change the area, appearance, size, level, location, and/or arrangement of the Shopping Center or any part thereof. However, Lessor may not change the entrances and exits to and from the public highways as shown upon Exhibit B nor the entrances and exits to the common areas as shown thereon without prior written consent of the Lessee, whose consent will not be unreasonably nor arbitrarily withheld. The provisions of this subdivision shall not apply to any changes that are required by governmental authority.

     (b) BUILDING NEW BUILDINGS AND STRUCTURES. Construct other buildings, structures, or improvements in the common areas and elsewhere in the Shopping Center (including, without limitation, construction of kiosks in the common areas), and make alterations and additions thereto, or rearrangements thereof, demolish parts thereof, build additional stories on any building in the Shopping Center (and for such purposes to construct and erect columns and support facilities in any building), and construct additional buildings or facilities adjoining or proximate to the Shopping Center;

         (c) EXPAND OR ALTER PARKING AREA. Expand, reduce, or alter the parking areas in any manner whatsoever including, without limitation, the construction of multiple-deck, elevated, or underground parking facilities, providing the Lessee shall be given alternate employee parking;

     (d) RELOCATE BUILDINGS. Relocate or rearrange the various buildings, parking areas, and other parts of the Shopping Center;

     (e) ADD PIPES AND COLUMNS. Make changes and additions to the pipes, conduits, and ducts or other structural and nonstructural installations in the premises where desirable to serve the common areas and other premises in the Shopping Center or to facilitate the expansion or alteration of the Shopping Center (including, without limitation, the construction and erection of columns and support facilities);

     (f) ADD ADDITIONAL LAND. Add additional real property to the Shopping Center; and

     (g) TEMPORARILY BLOCK COMMON AREAS. Temporarily obstruct or close off the Common Areas or any parts thereof for the purpose of maintenance upon condition that any maintenance of the Common Areas shall not totally restrict the ingress and egress to the Demised Premises or the employee parking.

          9. MAINTENANCE AND REPAIR

     Lessee, at all times during the Lease Term and at Lessee's expense, shall put, keep, replace and maintain in good order and appearance, the Demised Premises, and all Improvements now or hereafter located thereon, and all facilities and equipment thereon, and the adjoining sidewalks, curbs, vaults and vault space, if any, parking lot, streets and ways, and all appurtenances to the Demised Premises, and in such condition as may be required by all Legal Requirements and Insurance Requirements, and promptly shall make all necessary or appropriate repairs, replacements and renewals thereof, whether interior or exterior, structural or nonstructural, ordinary or extraordinary, or foreseen or unforeseen. All repairs, replacements and renewals shall be equal in quality and class to the original work. Lessee waives any right created by any law now or hereafter in force to make repairs to the Demised Premises at Lessor's expense.

          10. COMMON AREA MAINTENANCE

10.1 DEFINITION:

     As used in this lease the designation "Common Area" means all portions of the Shopping Center, except those portions now or hereafter covered by buildings as and when they are so covered. The Common Area facilities of the Shopping Center shall be deemed to include, without limitation, all of the following:

all parking areas in the Shopping Center together with such aisles, approaches, access areas, driveways, entrances, exits, malls, sidewalks, roadways, loading areas, service roads, lighting facilities, drainage facilities, paving, curbs, culverts, surfacing, landscaping, grading, directional and shopping center signs, marking of the parking area, plumbing system, sewer and sewage disposal systems, water supply lines, sprinkler lines and other service and utility lines, pipes, and installations of every kind erected within the Common Area, whether on, in, to, under or above same, serving the buildings in the Shopping Center, all of the foregoing as may from time to time, exist in, on, to under or above the Common Area of the Shopping Center, and any plantings and landscaped areas which Lessor and/or Lessee may, from time to time, construct thereon and/or thereto.

     Lessor covenants and agrees with Lessee as follows:

     (a) Subject to Lessor's right of access as provided for in this Lease, Lessee and all those having business with it shall have the nonexclusive right to use the access area and all of the Common Area facilities in common with the other Lessees and occupants of the Shopping Center and their agents, employees, invitees and those having business with them, together with Lessor's rights of access as aforesaid.

     (b) Neither Lessor nor Lessee shall permit the use of the Common Area facilities by any person, firm or corporation other than those occupying space in the Shopping Center or Demised Premises and their agents, employees and invitees and those having business with them therein, and other than Lessor in accordance with its rights and/or obligations under this lease.

     (c) Except as otherwise specifically provided in this lease, the parties hereto shall not by way of construction, alteration or otherwise, do or permit anything to be done in the Common Area as shown upon Exhibit B, which: (i) obstructs the free passage of vehicles and pedestrians in the Common Area; (ii) obstructs, or changes the exit(s) and entrance(s) of the Shopping Center to and from the adjacent streets as provided by Lessor in its construction work, except as may be duly required by governmental authority.

     (d) Lessor and Lessee shall have mutual nonexclusive easements or rights-of-way for purposes of ingress and egress to the Demised Premises and the Shopping Center from New York State Route 28 and over and across their respective properties.

10.2  LESSEE PAYMENTS:

     In addition to the minimum rent provided in Article 2 hereinabove, and commencing on the date that any rent commences under this Lease, or the date the Lessee has the right to take possession of the Demised Premises, whichever occurs first, Less shall pay to Lessor, Lessee's proportionate share of the following items:

A.  COMMON AREA MAINTENANCE.

     Lessee  shall be  responsible  for its  proportionate  share of common area maintenance costs in proportion to the number of square feet of the Bank Building in relations to the total number of square feet of the buildings in the Shopping Center (including the Bank Building). Common Area costs means all sums expended by Lessor for the maintenance, repair, replacement and operation of the Common Areas including costs for Lessor's supervisions of maintenance, repair, replacement and operation of the Common Areas. For the purpose of this subdivision, Common Areas excludes the existing area under lease to Martin's Foods of Burlington, Inc., which lie adjacent and to the west of the common access entrance road. In addition, Common Area Maintenance excludes the initial capital expenditures to develop the Shopping Center. Cost for maintenance, repair, replacement and operation of the common areas shall include without limitations, costs of resurfacing, repainting, restriping, cleaning, sweeping and other maintenance services, policing, security guards or security patrols, purchase, construction and maintenance or repair of refuse receptacles, planting and relandscaping, stop lights and directional signs and other markers, car stops, lighting and other utilities, drainage, storm water lines, fountains and other equipment serving the property on which the Shopping Center and the Bank Building or any part thereof is constructed, such fees as may be paid to any third party in connection with such maintenance, repair, replacement and operation and other costs necessary in Lessor's judgment for the maintenance, repair, replacement and operation of the Common Areas. Lessee shall also pay for its proportionate share of any parking charges, utility surcharges or any other costs levied, assessed or imposed by or at the direction of, or resulting from statutes or regulations or interpretations thereof, promulgated by any governmental authority in connection with the use or occupancy of the Demised Premises or Shopping Center or the parking facilities serving the same.

B.  LESSEE TO PAY TAXES.

     For each lease year during the Term of this lease, Lessee shall pay, as Additional Rent, its Proportionate Share of all real estate taxes, general and special assessment, water rents, rates and charges, sewer rents, and all other governmental impositions and charges or every kind and nature, extraordinary as well as ordinary, and any taxes in lieu of the foregoing real estate taxes and assessments, as hereinafter provided, all of which are referred to below as "Taxes," levied or assessed by the governmental authorities upon the land, building and or other improvements constituting the Demised Premises. For purposes of this subdivision the real estate taxes are those which are solely attributable to the Demised Premises. Such taxes shall be paid at least twenty
(20) days prior to the last day upon which the same may be paid without any interest, penalty, fine or costs being added for the late payment thereof and Lessee shall furnish Lessor with copies of the official receipts of the appropriate taxing authority. Within thirty days from the receipt of the official tax bills from the taxing authorities, Lessor shall submit copies to the Lessee together with a statement setting forth the amount of taxes for which Lessee is obligated to pay. If Lessee has overpaid any amount, Lessor shall refund (or at Lessee's option, credit Lessee's account for) such amount of overpayment. If Lessee has underpaid, it shall pay the amount due to Lessor within fourteen (14) days of receipt of notice of same. In connection with its construction project, Lessee shall be entitled to avail itself of the tax exemptions granted under Section 485-B of the New York State Tax Law.

C.  CERTAIN TAXES EXCLUDED

     Lessee shall not be chargeable with, nor obligated to pay, by the terms of this lease any income tax, inheritance tax, devolution tax, gift tax, franchise tax, corporate tax, gross receipts tax, tax on the business of Lessor, capital levy or estate tax which may be at any time levied or assessed against, or become a lien upon the Demised Premises or the rents payable hereunder, it being the intent hereof that Lessee shall be liable hereunder for the payment of only its Proportionate Share of Taxes as are assessed against the Demised Premises outlined in Exhibit A hereof, inclusive of the building and improvements thereon as such; provided, however, that if at any time during the term of this lease, the present method of taxation or assessment shall be so changed that the whole or any part of the taxes now levied, assessed or imposed on real estate and the buildings and improvements thereon shall in lieu thereof be imposed, assessed or levied wholly or partially as a capital levy or otherwise upon the rents reserved herein or any part thereof or as a tax, corporation franchise tax, assessment, levy or charge or any part thereof, measured by or based, in whole or in part upon the Demised Premises or on the rents derived therefrom and imposed upon Lessor, then Lessee shall pay all such taxes or the part thereof so measured or based to the extent that any such change in the present method of taxation or assessment relieves the Lessee from the payment of such taxes on the real estate as they are now known, together with any interest or penalties lawfully imposed upon the late payment thereof; provided, further, however, that Lessee shall not in any event be obligated to pay in respect thereof any taxes or charges in an amount in excess of the amount which would have been payable had the rents upon which such tax or excise was imposed been the sole taxable income, or the Demised Premises the sole asset, of Lessor for the relevant year in question.

D.  TENANT'S FAILURE TO BRING PROCEEDING

         Notwithstanding anything to the contrary hereinbefore contained in this
Article 10 or in Article 14, if Lessee shall fail to commence all available application(s) and/or proceeding(s) and/or appeal(s) to obtain a review, abatement, refuted or other form of reduction of the Taxes by sixty (60) days prior to the statutory expiration date for such application(s) and/or proceedings(s) and/or appeal(s) and/or shall fail to diligently prosecute the same if commenced, then Lessor shall have the right but not the obligation to commence and/or prosecute such application(s), proceeding(s) and/or appeal(s) not so commenced and/or prosecuted, as the case may be, in its name and/or in the name of Lessee and/or such other party(ies) as Lessor deems appropriate, and if Lessor shall be successful in obtaining any such abatement, refund or other form of reduction of such Taxes, then it shall pay to Lessee its appropriate share in the same proportion as Lessee's liability for such Taxes, pursuant to this Article 10, less all of Lessor's reasonable costs and expenses, including attorney's fees, in connection with such application(s), proceeding(s) and appeal(s), and if the abatement refund or other form of reduction shall be paid directly to Lessee, then Lessee shall promptly pay to Lessor such portions thereof as may exceed Lessee's share, plus all of Lessor's reasonable costs and expenses, including attorney's fees, in connection with such application(s), proceeding(s) and/or appeal(s).

E.  INSURANCE COSTS

     Lessee shall pay its proportionate share of all insurance costs covering the Common Areas of the Demised Premises and the Shopping Center.

F.  PAYMENT

     On or before the date the Lessee has the right to take possession of the Demised Premises, Lessor shall submit to Lessee a statement of the anticipated monthly expenses for the period between the commencement date and the end of the calendar year. Lessee shall pay such anticipated charges on a pro rata monthly basis concurrent with the payment of rent. Lessee shall continue to make such monthly payments until notified by Lessor of a change thereof. Lessor shall furnish to Lessee prior to the date Lessee has the right to take possession of the Demised Premises and thereafter on the first day of each calendar year, a statement showing the total Common Area maintenance charges incurred by the Lessor, setting forth with such particularity as the Lessee may require, the nature of the charge, the vendor, the amount incurred, etc. Lessee's share of the total charges for the prior calendar year and the payments made by Lessee with respect to such calendar year, within sixty (60) days after the end of each calendar year, covering the calendar year just ended. If Lessee's share of such charges for the calendar year exceeds the payments made by Lessee, Lessee shall pay Lessor the deficiency within thirty (30) days after receipt of the statement. If Lessee's payments made during the calendar year exceed Lessee's share of reimbursements, Lessor shall credit the sum of such excess toward the monthly charges next coming due. The actual costs of the prior calendar year shall be used for the purpose of calculating the anticipated monthly reimbursements for the then current year.

          11. ALTERATIONS AND ADDITIONS

     If not at the time in default under this Lease, with the express written approval of Lessor, which approval will not be unreasonably withheld, Lessee at Lessee's expense may make reasonable alterations of and additions to the Demised Premises, provided that any alteration or addition shall not change the general character of the Demised Premises, or reduce the fair market value thereof below its value immediately before such alteration or addition, or impair the usefulness of the Demised Premises, is effected with due diligence, in a good and workmanlike manner and in compliance with all Legal Requirements and Insurance Requirements and is promptly and fully paid for by Lessee.

     The title to all additions, repairs and replacements to any Improvements shall be subject to Article 7 of this lease.

          12. COMPLIANCE WITH REQUIREMENTS

     Subject to Article 14 relating to contests, Lessee, at all times during the Lease Term and at Lessee's expense, promptly and diligently shall: comply with all Legal Requirements and Insurance Requirements, whether or not compliance therewith shall require structural changes in the Improvements or interfere with the use and enjoyment of the Demised Premises or any part thereof; comply with any instruments of record at the time affecting the Demised Premises or any part thereof including the restrictions listed in Exhibit E hereto; and procure, maintain and comply with all permits, licenses, franchises and other authorizations required for any use of the Demised Premises or any part thereof then being made, including without limitation all permits, licenses, and franchises which Lessee is required to obtain for the proper erection, installation, operation or maintenance of the Bank Building and Improvements or Lessee's Equipment or any part thereof.

     From time to time at the request of Lessor, Lessee at Lessee's expense shall execute, file and record such certificates of compliance, continuation statements, and other documents and certificates, and shall pay such fees and comply with such laws and regulations, as are necessary or appropriate to preserve and protect any right of Lessor under this Lease. Only upon the written request of Lessor, Lessee shall furnish to Lessor an opinion satisfactory to Lessor, of counsel satisfactory to Lessor, with respect to the adequacy of such filings and recording.

         Lessee shall not permit all or any part of the Demised Premises to be availed of to qualify for fulfillment of any municipal or governmental requirements for the construction or maintenance of any buildings or other improvements on property other than the Demised Premises, and no building or other improvement constructed on the Demised Premises shall rely on other property not demised hereunder in order to qualify for fulfillment of any governmental requirements. Lessee shall not by act or omission impair the integrity of the Demised Premises as a zoning lot or lots separate and apart from all other property. Any attempt by Lessee to take any action which would violate any provision of this paragraph shall be null and void.

          During any period of the Lease Term when any perimeter portion of the Demised Premises shall be unimproved by any structure, wall, fence or gate, Lessee shall prevent the same from being used by the public, as such, without restriction or in such manner as might tend to impair Lessor's title to the Demised Premises or any part thereof, or in such manner as might create an enforceable claim or claims of adverse use or possession by the public, or of implied dedication of the Demised Premises or any part thereof. Such perimeter portion of the Demised Premises so unimproved at all times shall be subject to such rules or directions as Lessor from time to time may make or give in writing with respect to the maintenance and use thereof, consistent with Lessor's protection against a claim or claims of the public. All such rules and directions so made or given shall be deemed to be and become incorporated in this Lease by reference and shall be complied with and performed fully and promptly by Lessee at Lessee's expense. Lessee hereby acknowledges that Lessor does not hereby consent, expressly or by implication, to the unrestricted use or possession of any portion of the Demised Premises by the public.

          13. LIENS

     Lessee shall not directly or indirectly create or permit to be created or to remain, and shall discharge, any mortgage, lien, security interest, encumbrance or charge on, pledge of or conditional sale or other retention agreement with respect to the Demised Premises or any part thereof, Lessee's interest therein, or any Fixed Rent or other Rent payable under this Lease, other than: liens for Impositions not yet payable, or payable without the addition of any fine, penalty, interest or cost for nonpayment, or being contested as permitted in Article 14 hereof; the Permitted Encumbrances; and the liens of mechanics, materialmen, suppliers vendors, or right thereto, incurred in the ordinary course of business for sums which under the terms of the related contract are not at the time due, provided that adequate provision for the payment thereof shall have been made and provisions of the following paragraph are complied with.

     If, in connection with any work being performed by or for Lessee or any subtenant or in connection with any materials being furnished to Lessee or any subtenant, any mechanic's lien or other lien or charge shall be filed or made against the Demised Premises or any part thereof, or if any such lien or charge shall be filed or made against Lessor, then Lessee, at Lessee's expense, within thirty days after such lien or charge shall have been filed or made, shall cause the same to be canceled and discharged of record by payment thereof or filing a bond or otherwise. Lessee promptly and diligently shall defend any suit, action or proceeding which may be brought for the enforcement of such lien or charge; shall satisfy and discharge any judgment entered therein within thirty days from the entering of such judgment by payment thereof or filing a bond or otherwise; and on demand shall pay all damages, costs and expenses, including reasonable attorneys' fees, suffered or incurred by Lessor in connection therewith.

     Nothing contained in this Lease shall constitute any consent or request by Lessor, express or implied, for the performance of any labor or services or the furnishing of any materials or other property in respect of the Demised Premises or any part thereof, nor as giving Lessee any right, power or authority to contract for or permit the performance of any labor or services or the furnishing of any materials or other property in any fashion that would permit the filing or making of any lien or claim against Lessor.

          14. PERMITTED CONTESTS

     Lessee, at Lessee's expense, after prior written notice to Lessor, may contest, by appropriate legal proceedings conducted in good faith and with due diligence, the amount or validity or application, in whole or in part, of any real estate taxes assessed against the Demised Premises or any legal requirement, provided that: Lessee shall first make all contested payments, under protest if Lessee desires, unless such proceedings shall suspend the collection thereof from Lessor, from any Rent and from the Demised Premises;

neither the Demised Premises, nor any part thereof or interest therein, nor any Rent would be in any danger of being sold, forfeited, lost or interfered with; in the case of a Legal Requirement, Lessor would not be in any danger of any additional civil or criminal liability for failure to comply therewith and the Demised Premises would not be subject to the imposition of any lien as a result of such failure; and Lessee shall have furnished such security, if any, as may be reasonably requested by Lessor.

     Prior to any real estate tax being contested becoming due, and from time to time thereafter until payment thereof shall be made or shall be determined not to be payable by the appropriate body having jurisdiction, Lessee shall deposit and maintain with Lessor an amount of money, or other security satisfactory to Lessor, sufficient to pay the items so contested or intended to be contested together with the interest and penalties thereon which may accrue during such contest, which amount shall be held by Lessor and may be applied by Lessor to the payment of such items, interest and penalties, when finally fixed and determined. If the amount deposited with Lessor shall exceed the amount of such items, and any interest and penalties, any excess remaining in Lessor's hands after the payment thereof shall be returned to Lessee. At any time, prior to or during any such contest, Lessor, after written notice to Lessee, may pay and apply said money, or so much thereof as may be required, to the payment of any Impositions, interest and penalties which, in Lessor's judgment, should be paid to prevent the sale of the Demised Premises or any part thereof or of the lien created thereby, or to prevent the commencement of any action of foreclosure or otherwise, by the holder of any such lien. To the extent that the amount of money so deposited with Lessor shall be insufficient fully to satisfy and discharge any such Imposition, and interest and penalties thereon, Lessor may pay the same and the deficiency so paid by Lessor shall be and become immediately due and payable by Lessee to Lessor, as additional rent.

          15. UTILITY SERVICES

     (a) Lessee shall pay all charges for all public or private utility services, including but not limited to electric, natural gas, telephone, sewer, refuse removal and snow and ice removal, and all sprinkler systems and protection services at any time rendered to or in connection with the Demised Premises or any part thereof; shall comply with all contracts relating to any such services; and shall do all other things required for the maintenance and continuance of all such services.

     (b) Lessee shall indemnity and save Lessor harmless against all costs, expenses, liabilities, losses, damages, suits, fines, penalties, claims and demands, including reasonable attorneys' fees because of Lessee's failure to comply with the foregoing and Lessee shall not call upon Lessor for any disbursement or outlay whatsoever in connection therewith, and hereby expressly releases and discharges Lessor of and from any liability therefor, except for Lessor negligence and as may be otherwise provided in this lease.

          16. INSURANCE

     Lessee, at all times during the Lease Term and at Lessee's expense, shall provide and maintain in full force and effect with insurers approved by Lessor:
(a) insurance with respect to the Bank Building and Improvements against loss or damage by fire, lightning, windstorm, hail, explosion, riot, riot attending strike, civil commotion, aircraft, vehicles, smoke and other risks from time to time included under "extended coverage" policies, in an amount equal to at least 100% of the full replacement value of the Improvements, and in any event in an amount sufficient to prevent Lessor or Lessee from becoming a coinsurer of any loss under applicable policies, which shall be written on a replacement cost basis; (b) public liability and property damage insurance protecting Lessor against any and all liability occasioned by negligence, occurrence, accident or disaster in or about the Demised Premises or any part thereof, or the Improvements now or hereafter erected thereon, or adjoining sidewalks, curbs, vaults and vault space, if any, streets or ways, or any appurtenances thereto, in amounts approved from time to time by Lessor, which amounts at the date hereof shall be, in the case of public liability, $1,000,000.00 per person and $3,000,000.00 aggregate, and in the case of property damage, $500,000.00; (c) explosion insurance in respect of any steam and pressure boilers and similar apparatus located on the Demised Premises in amounts approved by Lessor, which amount at the date hereof shall be $500,000.00; (d) insurance against such other hazards and in such amounts as is customarily carried by prudent owners and operators of similar properties, and as Lessor reasonably may request. Lessee shall comply with such other requirements as Lessor from time to time reasonably may request for the protection by insurance of Lessor's interests.

     All insurance maintained by Lessee pursuant to this Article 16: (a) shall name Lessor and Lessee as insured, as their respective interests may appear, and shall include an effective waiver by the issuer of all rights of subrogation against any named insured or such insured's interest in the Demised Premises or any income derived therefrom; (b) shall provide, except in the case of public liability and workers' compensation insurance, that insurance proceeds shall be payable to Lessor for the benefit of Lessor and Lessee, as their respective interests may appear; (c) shall provide that no cancellation, reduction in amount or material change in coverage thereof shall be effective until at least ten days after receipt by Lessor and Lessee of written notice thereof; (d) any deductible shall not be greater than $5,000; in the event Lessee increases its deductible during the term or any renewals, it shall be in an amount reasonably satisfactory to Lessor, and (e) shall be satisfactory in all other respects to Lessor acting reasonably. Any such insurance, at Lessee's option, may be provided through a blanket policy or policies in form and substance satisfactory to Lessor, provided such policies shall provide in a manner satisfactory to Lessor for specific allocation to the Demised Premises of the coverage afforded by such blanket policy or policies, and provided further that such blanket policy or policies give to Lessor no less protection than that which would be afforded by separate policies.

          Upon the execution of this Lease and thereafter not less than fifteen days prior to the expiration date of any policy delivered pursuant to this
Article 16, Lessee shall deliver to Lessor the originals of all policies or renewal policies, as the case may be, required by this Lease, bearing notations evidencing the payment of the premiums therefor. In lieu of any such policies, Lessee may deliver certificates of the insurer, in form and substance satisfactory to Lessor, as to the issuance and effectiveness of such policies and the amounts of coverage afforded thereby, accompanied by copies of such policies.

     If at any time Lessee shall neglect or fail to provide or maintain insurance or to deliver insurance policies in accordance with this Article 16, Lessor may effect such insurance as agent for Lessee, by taking out policies in companies selected by Lessor, and the amount of the premiums paid for such insurance shall be paid by Lessee to Lessor on demand. Lessor, in addition to Lessor's other rights and remedies, shall be entitled to recover as damages for any breach of this Article 16 the uninsured amount of any loss, liability, damage, claim, costs and expenses suffered or incurred by Lessor, and shall not be limited in the proof of damages to the amount of the insurance premium not paid by Lessee for such insurance.

     The Lessor and Lessee hereby waive all rights of action against the other for any loss, cost, damage, or expense resulting from fire, explosion, or any other casualty or occurrence incurred by either, which loss, cost, damage, or expense is then covered in whole or in part by insurance maintained, or required to be maintained pursuant to this Lease, and each party waives any right of subrogation that might otherwise exist in or accrue to any person on account thereof.

     Lessor agrees to procure public liability and property damage insurance protecting Lessee against any and all liability occasioned by negligence, occurrence, accident or disaster in or about the Common Areas of which the Demised Premises form a part in an amount which shall be in the case of public liability $1,000,000.00 per person and $3,000,000.00 aggregate and in the case of property damage, $500,000.00, naming the Lessee as a party assured within such coverage and the policy shall provide that no cancellation, reduction in amount or material change in coverage shall be effective until at least ten days after the receipt by Lessee of written notice thereof and such insurance shall continue during the term of the Lease and all renewals.

          17. RECIPROCAL INDEMNIFICATION

     From and after delivery of possession of the Demised Premises to Lessee and thereafter throughout the Term of this Lease, Lessee shall defend, indemnify and save Lessor harmless from all loss, claim or damage arising from injury to any person or property while in, on or about any part of the Demised Premises (unless occasioned by the negligence of Lessor, its employees, agents, licensees or contractors) arising, directly or indirectly out of the business conducted in the Demised Premises or arising, directly or indirectly, from any act or omission of Lessee or any licensee, concessionaire or subtenant or their respective agents, servants, employees or contractors, and from and against any and all costs, expenses and liabilities incurred in connection with any claim or proceeding brought thereon.

     From and after delivery of possession of the Demised Premises to Lessee and thereafter throughout the Term of this Lease, Lessor shall defend, indemnify and save Lessee harmless from all loss, claim or damage arising from injury to any person or property while in, on or about any part of the Shopping Center or Common Areas (unless occasioned by the negligence of Lessee, its employees, agents, licensees or contractors) arising, directly or indirectly out of the business conducted in the Shopping Center or Common Areas or arising, directly or indirectly, from any act or omission of Lessor or any licensee, concessionaire or subtenant or their respective agents, servants, employees or contractors, and from and against any and all costs, expenses and liabilities incurred in connection with any claim or proceeding brought thereon.

          18. DAMAGE TO OR DESTRUCTION OF THE DEMISED PREMISES

     If there is any material damage to or destruction of the Demised Premises or any part thereof, Lessee promptly shall give written notice thereof to Lessor, generally describing the nature and extent of such damage or destruction.

     In the event that, at any time during the term of this Lease, the Bank Building erected by Lessee upon the Demised Premises shall be destroyed or damaged, in whole or in part, by fire or other casualty, Lessee shall promptly, at its own cost and expense, either repair and restore the damaged building in accordance with the original plans and specifications, or revised plans and specifications prepared by Lessee that shall not enlarge the exterior dimensions of the Bank Building and drive-through facilities, and any extension or enlargement, shall be upon the prior written consent of the Lessor that shall not be unreasonably or arbitrarily withheld or may demolish and remove said damaged buildings from the Demised Premises and fill any cellar holes, remove all rubble, and seed and grade the Demised Premises. Lessee will not be entitled to any suspension or abatement of rent by reason of any destruction or damage to the buildings and improvements upon the Demised Premises.

     All insurance proceeds received on account of damages to or destruction of the Demised Premises shall be payable to Lessee who shall apply the proceeds:
(i) in the case of repair or restoration of the building erected upon the Demised Premises, to the cost of such repair or restoration with any resulting balance to be retained by Lessee; (ii) in the case of demolition or removal of the building erected upon the Demised Premises, such proceeds shall be retained by Lessee.

          19. TAKING OF THE DEMISED PREMISES

19.1  TOTAL TAKING:

     If there is a Taking of the fee of the entire Demised Premises, other than for a temporary use, this Lease shall terminate as of the date of such Taking. In case of a Taking, other than for temporary use, or such perpetual easement on the entire Demised Premises, or of such a substantial part of the Demised Premises, or the Lessor's Premises of which the Demised Premises form a part, as shall result, in the good faith judgment of Lessor and Lessee, in the Demised Premises remaining after such Taking (even after Restoration where made) being unsuitable for Lessee's use, Lessee may terminate this Lease by written notice to Lessor given within sixty (60) days after such Taking, as of a date specified in such notice within ninety (90) days after such Taking. Any Taking of the Demised Premises of the character referred to in this Article 19, which results in the termination of this Lease, is referred to herein as a "Total Taking".

19.2   PARTIAL TAKING:

     If there is a Taking of the Demised Premises other than a Total Taking, which )(a) renders the Demised Premises unusable in the Lessee's opinion for the business then being conducted on the Demised Premises, or (b) results in the Demised Premises being permanently deprived of direct reasonable and adequate ingress and egress to and from the adjacent public streets, then and in such event, Lessee may at its election, terminate this Lease by giving Lessor written notice of the exercise of Lessee's election within thirty (30) days after notice of such taking. In the event of termination by Lessee under the provisions of this sub-article 19.2, this Lease shall terminate as of the date of such taking.

19.3   AWARDS:

     In the event of a Total or Partial Taking that results in a termination of this Lease pursuant to the provisions of this Article 19, the parties agree that Lessor and Lessee may each pursue independent claims to the Taking authority, free and clear of any award that may otherwise be for the benefit of the other.

     In the event that any statute, judicial decision, or any other regulation prohibits or prevents Lessor and Lessee from pursuing separate independent claims, then and in such event, Lessor and Lessee agree that a singular claim shall be pursued against the Taking authority in the name of the Lessor wherein the Lessor shall request that the Taking authority, as a portion of its proceedings and decision, determine the percentage of such award attributable to lessor's and Lessee's interests.

     Notwithstanding any provision of this Article to the contrary, Lessor and Lessee may by agreement, settle any claim by an appropriate settlement agreement between Lessor and Lessee and the Taking authority.

          20. QUIET ENJOYMENT

     Lessor covenants that so long as Lessee is not in default hereunder in the payment of any Rent or compliance with or the performance of any of the terms, covenants or conditions of this Lease on Lessee's part to be complied with or performed, Lessee shall peaceably and quietly have, hold, occupy and enjoy the Demised Premises and all appurtenances thereto, including the Common Areas, without hindrance or molestation.

          21. RIGHT TO CURE LESSEE'S DEFAULT

     If Lessee fails to make any payment or to comply with or perform any term, covenant or condition of this Lease to be complied with or performed by Lessee, Lessor may, but shall be under no obligation to, after thirty days' notice to Lessee (or upon shorter notice, or without notice, if necessary to meet an emergency situation or time limitation of a Legal Requirement), make such payment or perform or cause to be performed such work, labor, services, acts or things, and take such other steps as Lessor may deem advisable, to comply with any such term, covenant or condition which is in default. Entry by Lessor upon the Demised Premises for such purpose shall not waive or release Lessee from any obligation or default hereunder. Lessee shall reimburse Lessor for all sums so paid by Lessor and all costs and expenses incurred by Lessor in connection with the making of any payments, the performance of any act or other steps taken by Lessor pursuant to this Article 21. This Article 21 does not apply to payments of Fixed Rent or Additional rents to be paid by Lessee to Lessor under other provisions of this Lease.

          22. EVENTS OF DEFAULT AND TERMINATION

     If any one or more of the following events ("Events of Default") shall occur:

     (a) if Lessee shall fail to pay any Fixed Rent when as the same becomes due and payable; or

     (b) if Lessee shall fail to pay any Rent, other than Fixed Rent, when and as the same becomes due and payable and such failure shall continue for more than ten days; or

     (c) if Lessee shall fail to comply with or perform any term, covenant or condition of Articles 9, 10, 12, 13 or 16, and such failure shall continue for more than thirty days after Lessee receives notice of such failure, regardless of the source of such notice; or

     (d) if Lessee shall fail to comply with or perform any other term, covenant or condition hereof, and such failure shall continue for more than thirty days after notice thereof from Lessor, and Lessee within said period, subject to Unavoidable Delays, shall not commence with due diligence and dispatch the curing of such default, or, having so commenced, thereafter shall fail or neglect to prosecute or complete with due diligence and dispatch the curing of such default for reasons other than Unavoidable Delays; or

     (e) if Lessee shall make a general assignment for the benefit of creditors, or shall admit in writing Lessee's inability to pay Lessee's debts as they become due, or shall file a petition in bankruptcy, or shall be adjudicated a bankrupt or insolvent, or shall file a petition seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, or shall file an answer admitting, or shall fail to contest, the material allegations of a petition filed against Lessee in any such proceeding, or shall seek or consent to or acquiesce in the appointment of any trustee, receiver or liquidator of

Lessee or any material part of Lessee's properties; or

     (f) if, within ninety days after the commencement of any proceeding against Lessee seeking any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any present or future statute, law or regulation, such proceeding shall not have been dismissed, or if, within ninety days after the appointment without the consent of acquiescence of Lessee, of any trustee, receiver or liquidator of Lessee or of any material part of Lessee's properties, such appointment shall not have been vacated; then, and in any such Event of Default, regardless of the pendency of any proceeding which has or might have the effect of preventing Lessee from complying with the terms, covenants or conditions of this Lease, Lessor, at any time thereafter may give a written termination notice to Lessee, and on the date specified in such notice this Lease shall terminate and, subject to Article 29, the Lease Term shall expire and terminate by limitation, and all rights of Lessee under this Lease shall cease, unless before such date (i) all arrears of Rent and all costs and expenses, including reasonable attorneys' fees, incurred by or on behalf of Lessor hereunder, shall have been paid by Lessee, and (ii) all other defaults at the time existing under this Lease shall have been fully remedied to the satisfaction of Lessor. Lessee shall reimburse Lessor for all costs and expenses, including reasonable attorneys' fees, incurred by or on behalf of Lessor occasioned by or in connection with any default by Lessee under this Lease.

          23. REPOSSESSION

     If an Event of Default shall have occurred and be continuing, Lessor, whether or not the Lease Term shall have been terminated pursuant to Article 22, may enter upon and repossess the Demised Premises or any part thereof by summary proceedings, ejectment or otherwise, and may remove Lessee and all other persons and any and all property therefrom.

          24. RELETTING

     At any time or from time to time after the repossession of the Demised Premises or any part thereof pursuant to Article 23, whether or not the Lease Term shall have been terminated pursuant to Article 22, Lessor may (but shall be under no obligation to) re-let the Demised Premises or any part thereof for the account of Lessee, for such term or terms (which may be greater than or less than the period which would otherwise have constituted the balance of the Lease
Term) and on such conditions (which may include concessions or free rent) and for such uses as Lessor, in Lessor's absolute discretion, may determine, and may collect and receive the rents therefrom. Lessor, at Lessor's option, may make such alterations and decorations in the Demised Premises as Lessor, in Lessor's sole judgment, considers necessary or advisable for the purpose of re-letting the Demised Premises or any part thereof, and the making of such alterations and decorations shall not operate or be construed to release Lessee from any liability under this Lease. Lessor shall not be responsible or liable for any failure to re-let the Demised Premises or any part thereof or for any failure to collect any rent due upon any such re-letting.

          25. MITIGATION OF DAMAGES

     (a) Commercially Reasonable Efforts. Both Lessor and Lessee shall each use commercially reasonable efforts to mitigate any damages resulting from a default of the other party under this lease.

     (b) Criteria for Substitute Lessee. Lessor's obligation to mitigate damages after a default by Lessee under this Lease that results in Lessor regaining possession of all or part of the premises shall be satisfied in full if Lessor undertakes to lease the premises to another Lessee (a "Substitute Lessee") in accordance with the following criteria:

     1. Lessor shall have no obligation to solicit or entertain negotiations with any other prospective Lessees for the premises until Lessor obtains full and complete possession of the premises including, without limitation, the final and nonappealable legal right to re-let the premises free of any claim of Lessee.

     2. Lessor shall not be obligated to offer the premises to any prospective Lessee when other premises in the Shopping Center suitable for that prospective Lessee's use are currently available, or will be available within the next three months.

     3. Lessor shall not be obligated to lease the premises to a Substitute Lessee for a rental less than the current fair market rental then prevailing for similar bank space in comparable bank buildings in the same market area as the Bank Building.

     4. Lessor shall not be obligated to enter into a new lease under terms and conditions that are unacceptable to Lessor under Lessor's then current leasing policies for comparable space in the Bank Building.

     5. Lessor shall not be obligated to enter into a lease with any proposed Substitute Lessee than does not have in Lessor's reasonable opinion, sufficient financial resources or operating experience to operate the premises in a first-class manner.

     6. Lessor shall not be required to expend any amount of money to alter, remodel, or otherwise made the premises suitable for use by a Substitute Lessee unless:

     (i) Lessee pays any such sum to Lessor in advance of Lessor's execution of a lease with such Substitute Lessee (which payment shall not be in lieu of any damages or other sums to which Lessor may be entitled to as a result of Lessee's default under this lease); or

     (ii) Lessor, in Lessor's sole discretion, determines that any such expenditure is financially justified in connection with entering into any lease with such Substitute Lessee.

     (c) Mitigation Obligation Deemed Satisfied. Upon compliance with the above criteria regarding the re-letting of the Premises after a default by Lessee, Lessor shall be deemed to have fully satisfied Lessor's obligation to mitigate damages under this Lease and under any law or judicial ruling in effect on the date of this lease or at the time of Lessee's default; and Lessee waives and re-lets, to the fullest extent legally permissible, any right to assert in any action by Lessor to enforce the terms of this lease, any defense, counterclaim, or rights of setoff or recoupment respecting the mitigation of damages by Lessor, unless and to the extent Lessor maliciously or in bad faith fails to act in accordance with the requirements of this clause.

     (d) Lessee's Mitigation Responsibility. Lessee's right to seek damages from Lessor as a result of a default by Lessor under this Lease shall be conditioned on Lessee taking all actions reasonably required, under the circumstances, to minimize any loss or damage to Lessee's property or business, or to any of Lessee's officers, employees, agents, invitees, or other third parties that may be caused by any such default of Lessor.

          26. ASSIGNMENT OF SUBRENTS

     Lessee hereby irrevocably assigns to Lessor all rents due or to become due from any assignee of Lessee's interest hereunder and any subtenant or any Lessee or occupant of the Demised Premises or any part thereof, together with the right to collect and receive such rents, provided that, so long as Lessee is not in default under this Lease, Lessee shall have the right to collect such rents for Lessee's own use and purposes. Upon any default by Lessee under this Lease, Lessor shall have absolute title to such rents and the absolute right to collect the same. Lessor shall apply to the Rent due under this Lease the net amount (after deducting all costs and expenses incident to the collection thereof and the operation and maintenance, including repairs, of the Demised Premises) of any rents so collected and received by Lessor. Lessee shall not demand or accept from any subtenant, Lessee or occupant of the Demised Premises or any part thereof, any payment, prepayment or advance payment in respect of more than one rental period under the applicable sublease and in no event shall Lessee demand or accept any payment, prepayment or advance payment for a period exceeding one month.

          27. LESSEE'S EQUIPMENT

     All Lessee's Equipment shall be the property of Lessee provided that upon the occurrence of an Event of Default, Lessor shall have, to the extent permitted by law and in addition to all other rights, a right of distress for rent and a lien on all Lessee's Equipment (other than Lessee's Equipment not owned by Lessee) then on the Demised Premises as security for the Rent.

     Any Lessee's Equipment not removed by Lessee, at Lessee's expense, within thirty days after any repossession of the Demised Premises, or upon termination of this Lease, shall be considered abandoned by Lessee and may be appropriated, sold, destroyed or otherwise disposed of by Lessor without notice to Lessee and without obligation to account therefor; and Lessee shall pay Lessor, on demand all costs and expenses incurred by Lessor in removing, storing or disposing of any of Lessee's Equipment. Lessee shall immediately repair at Lessee's expense all damage to the Demised Premises caused by any removal of Lessee's Equipment therefrom, whether effected by Lessee or by any other person. Lessor shall not be responsible for any loss or damage to Lessee's Equipment.

          28. SECURITY DEPOSIT

     Lessee has deposited with Lessor the sum of $2,500.00 as security for the full and faithful observance and performance by Lessee of the terms, covenants and conditions of this Lease. If Lessee defaults in the observance or performance of any term, covenant or condition of this Lease, including without limitation the payment of Rent, Lessor may use, apply or retain the whole or any part of the security so deposited to the extent required for the payment of any Rent or any other sum as to which Lessee is in default or for any sum which Lessor may expend or may be required to expend by reason of Lessee's default, including without limitation any damages or deficiency accrued before or after summary proceedings or other reentry by Lessor. If Lessee shall fully and faithfully observe and perform all of the terms, covenants and conditions of this Lease, the security, without interest, shall be returned to Lessee after the end of the Lease Term and after delivery of entire possession of the Demised Premises to Lessor.

     In the event of a sale, transfer or leasing of the Demised Premises by Lessor, Lessor shall have the right to transfer the security to the vendee, transferee or lessee, and Lessor thereupon shall be released by Lessee from all liability for the return of such security. Lessee agrees to look solely to such new owner or Lessor for the return of said security. The provisions of this paragraph shall apply to every transfer or assignment of the security to a new owner or Lessor. Lessee shall not assign or encumber or attempt to assign or encumber the security, and neither Lessor nor the successors or assigns of Lessee shall be bound by any such assignment, encumbrance, or attempted assignment or encumbrance.

     If Lessor applies or retains all or any portion of the security, Lessee on demand shall pay to Lessor the amount so applied or retained which shall be added to the security so that the same shall be replenished to its former amount and so that at all times the amount deposited shall be $2,500.00.

          29. SURVIVAL OF LESSEE'S OBLIGATIONS AND DAMAGES

     No expiration or termination of the Lease Term pursuant to this Lease, by operation of law or otherwise (except as expressly provided herein), and no repossession of the Demised Premises or any part thereof pursuant to this Lease or otherwise, shall relieve Lessee of Lessee's obligations or liabilities hereunder, all of which shall survive such expiration, termination or repossession.

     In the event of any such expiration, termination or repossession, Lessee shall pay to Lessor all Rent up to the time of such expiration, termination or repossession, together with all costs and expenses incurred by Lessor in connection with such termination or repossession including attorneys' fees, and thereafter Lessee, until the end of what would have been the Lease Term in the absence of such expiration, termination or repossession, and whether or not the Demised Premises or any part thereof shall have been re-let, shall be liable to Lessor for, and shall pay to Lessor, as liquidated and agreed and current damages for Lessee's default, (a) all Rent which would be payable under this Lease by Lessee in the absence of such expiration, termination or repossession, less (b) all net rents collected by Lessor from the Lessees or subtenant of the Demised Premises, if any, and the net proceeds, if any, of any re-letting affected for the account of Lessee pursuant to Article 23 after deducting from such proceeds all Lessor's expenses in connection with such re-letting and other sums owed Lessor, including without limitation all repossession costs, brokerage commissions, legal and accounting expenses, attorneys' fees, employees' expenses, promotional expenses, reasonable alteration costs, and expenses of preparation for such re-letting. Lessee shall pay such current damages monthly on the Rent Payment Dates applicable in the absence of such expiration, termination or repossession, and Lessor shall be entitled to recover the same from Lessee on each such date. Any suit brought to collect said amounts for any month or months shall not prejudice in any way the rights of Lessor to collect the deficiency for any subsequent month by similar action or proceeding.

          30. INJUNCTION

     Lessor, in addition to all other rights, powers and remedies and notwithstanding the concurrent pendency of summary or other dispossess proceedings, at Lessor's option, shall have the right at all times during the Lease Term to seek judicial relief by way of injunction any violation or attempted violation by Lessee of any of the terms, covenants or conditions of this Lease, and to enforce by injunction any of such terms, covenants or conditions.

          31. WAIVERS

     To the extent permitted by law, Lessee waives: any notice of reentry or of the institution of legal proceedings to that end; any right of redemption, reentry or repossession; any right to trial by jury in any action or proceeding or in any matter in any way connected with this Lease or the Demised Premises; and the benefit of any laws now or hereafter in force exempting property for rent or for debt.

     No failure by Lessor or Lessee to insist upon the strict performance of and compliance with any term, covenant or condition hereof or to exercise or enforce any right, power or remedy consequent upon a breach thereof, and no submission by Lessee or acceptance by Lessor of full or partial Rent during the continuance of any such breach, shall constitute a waiver of any such breach or of any such term, covenant or condition. No waiver of any breach of any term, covenant or condition of this Lease shall affect or alter this Lease, which shall continue in full force and effect, or the respective rights, powers or remedies of Lessor or Lessee with respect to any other then existing or subsequent breach.

          32. LESSOR'S REMEDIES CUMULATIVE

     All of the rights, powers and remedies of Lessor provided for in this Lease or now or hereafter existing at law or in equity, or by statute or otherwise, shall be deemed to be separate, distinct, cumulative and concurrent. No one or more of such rights, powers or remedies, nor any mention of reference to any one or more of them in this Lease, shall be deemed to be in the exclusion of, or a waiver of, any other rights, powers or remedies provided for in this Lease, or now or hereafter existing at law or in equity, or by statute or otherwise. The exercise or enforcement by Lessor of any one or more of such rights, powers or remedies shall not preclude the simultaneous or later exercise or enforcement by Lessor of any or all of such other rights, powers or remedies.

          33. ESTOPPEL CERTIFICATES

     Lessee shall execute, acknowledge and deliver to Lessor, promptly upon request, a certificate certifying: (a) that this Lease is unmodified and in full force and effect (or, if there have been modifications, that the Lease is in full force and effect, as modified, and identifying the modifications); (b) the dates to which Rent has been paid; (c) whether or not there is any existing default by Lessor or Lessee with respect to which a notice of default has been delivered, and if there is any such default, specifying the nature and extent thereof; and (d) whether or not there are any setoffs, defenses or counterclaims against the enforcement of any term, covenant or condition of this Lease. Any such certificate may be relied upon by any prospective purchaser or mortgagee of the Demised Premises or any part thereof.

          34. ASSIGNMENT, SUBLETTING AND MORTGAGES

     Lessee shall have the right to assign this Lease and to sub-let all or any part of the Demised Premises at any time, and from time to time, during the term of this Lease, provided that notwithstanding any such assignment or sub-letting, Lessee shall remain directly and primarily liable for the performance of its obligations under this Lease. Any act required to be performed by Lessee pursuant to the terms of this Lease may, with Lessee's prior written consent, be performed by any sub-Lessee or assignee of Lessee occupying the Demised Premises, and the performance of such act by a sub-Lessee or assignee with Lessee's prior written consent shall be accepted as Lessee's act by Lessor.

     Lessee shall within ten (10) days after any sub-letting or assignment deliver to Lessor a copy of such sub-lease or sub-assignment. Lessee shall in consideration of the assignment or sub-letting, pay to the Lessor as Additional Rent, fifty percent of the Excess Sub-lease Rent (as defined hereinafter), less the reasonable and customary out-of-pocket transaction costs incurred by Lessee in connection with such sub-letting, including attorney fees, brokerage commissions and alteration costs (which transaction costs shall be amortized on a straight-line basis over the sub-lease term).

     Rents, additional charges and other consideration payable to Lessee by the sub-tenant for or by reason of such sub-lease and which are, in the aggregate, excess of the rent paid under this lease for the sub-leased space during the term of the sub-lease, including but not limited to:

     (a) Sums paid for the rental of Lessee's fixtures, leasehold improvements, equipment, furniture, furnishings or other personal property, less the then net unamortized or undepreciated costs thereof determined on the basis of Lessee's federal income tax returns, and

     (b) Sums paid for services provided by Lessee to such sub-tenant (including without limitation, secretarial, word processing, receptionist, conference rooms, library) in excess of the fair market value of such services.

     The Lessor shall have the right at any time and from time to time on prior reasonable notice to Lessee to inspect the Lessee's books, records, accounts and federal income tax returns to verify the determination of Additional Rent payable under this section.

          35. SUBORDINATION AND ATTORNMENT

     This Lease, and all rights of Lessee hereunder, are and shall be subject and subordinate in all respects to all mortgages which may now or hereafter affect the Demised Premises, whether or not such mortgages shall also cover other lands or buildings, to each and every advance made or hereafter to be made under such mortgages and to all renewals, modifications, replacements, spreaders, consolidations and extensions of such mortgages. In the event of any sale of the Demised Premises in a foreclosure of any such mortgage or the exercise by the holder of any such mortgages of any other remedies provided for by law or in such mortgage, Lessee, either upon written request of the holder of the mortgage or the purchaser at such foreclosure or any person succeeding to the interest of the holder of the mortgage, or at Lessee's option, shall attorn to such holder, purchaser or successor in interest, as the case may be, without change in the terms, covenants or conditions of this Lease. If such a request is made, or at Lessee's option, this Lease shall not be deemed to be terminated by any foreclosure proceedings or other remedies for the enforcement of the mortgage by such holder, purchaser or successor in interest. The provisions of this Article 35 shall be self-operative and no further instrument of subordination and/or attornment shall be required. In confirmation of such subordination and/or attornment, Lessee promptly shall execute and deliver at Lessee's expense any instrument that Lessor or the holder of any such mortgage may reasonably request to evidence such subordination and/or attornment; and Lessee hereby irrevocably constitutes and appoints Lessor as Lessee's attorney-in-fact, coupled with an interest, to execute, acknowledge and deliver any such instruments for and on behalf of Lessee.

          36. ENTRY BY LESSOR

     Lessor and the authorized representatives of Lessor shall have the right to enter the Demised Premises at all reasonable times and only during Lessee's normal public banking hours for the purpose of inspecting the same or for the purpose of doing any work permitted to be done by Lessor under this Lease, and to take all such actions thereon as may be necessary or appropriate for any other purpose. Nothing contained in this Lease shall create or imply any duty on the part of Lessor to make any such inspection or do any such act. Lessor and representatives of Lessor shall have the right to enter the Demised Premises at all reasonable times for the purpose of showing the Demised Premises to prospective purchasers or mortgagees, and at any time during the twelve month period preceding the expiration or termination of this Lease for the purpose of showing the same to prospective Lessees. No such entry shall constitute an eviction of Lessee.

          37. CONVEYANCE BY LESSOR

     If the original or any successor Lessor shall convey or otherwise dispose of the Land and Improvements, Lessor shall thereupon be released from all obligations and liabilities of Lessor under this Lease (except those accruing prior to such conveyance or other disposition), and such obligations and liabilities shall be binding solely on the then owner of the Land and Improvements.

     In any action brought to enforce the obligations or liabilities of Lessor under this Lease, any judgment or decree shall be enforceable against Lessor only to the extent of Lessor's interest in the Land and Improvements, and no such judgment shall be the basis of execution on, or be a lien on, assets of Lessor other that Lessor's interest in the Land and Improvements.

          38. NO MERGER OF TITLE

     There shall be no merger of the leasehold estate created by this Lease with the fee estate in the Demised Premises by reason of the fact that the same person may own or hold (a) the leasehold estate created by this Lease or any interest therein, and (b) the fee estate in the Demised Premises or any interest in such fee estate. No such merger shall occur unless and until all persons having any interest in the leasehold estate created by this Lease, and in the fee estate in the Demised Premises, shall join in a written instrument effecting such merger and shall duly record the same.

          39. ACCEPTANCE OF SURRENDER

     No modification, termination or surrender of this Lease or surrender of the Demised Premises or any part thereof or of any interest therein by Lessee shall be valid or effective unless agreed to and accepted in writing by Lessor, and no act by any representative or agent of Lessor, other than such a written agreement and acceptance, shall constitute an acceptance thereof.

          40. END OF LEASE TERM

     Upon the expiration or termination of the Lease Term, Lessee shall quit, surrender and deliver to Lessor the Demised Premises with the Improvements thereon in good order and condition, ordinary wear and tear excepted, and shall remove all Lessee's Equipment therefrom.

     If Lessee vacates the Demised Premises at any time prior to the expiration or termination of this Lease, Lessee shall cause the Demised Premises to be patrolled by guards so as to prevent vandalism or other damage to the Demised Premises.

          41. NO RENEWAL

     If Lessee continues in occupancy of the Demised Premises after the end of the Term, such occupancy shall not be deemed to extend or renew the term of this lease. Such occupancy shall be deemed a tenancy from month to month terminable on thirty days notice by either party to the other upon all of the terms herein contained, except that the Minimum Rent shall be two times that in effect during the last lease year prior to the end of the Term, prorated and payable monthly in advance for the period of such occupancy, and Lessee shall have no further options to renew or extend this lease.

          42. LIABILITY ONLY FOR NEGLIGENCE

     Lessor shall not be responsible or liable to Lessee for any loss or damage that may be occasioned by the acts or omissions of persons occupying any other space in the Shopping Center, or adjacent to or adjoining thereto, or any part(s) thereof, or for any loss or damage resulting to Lessee or its property from water, gas steam, fire, or the bursting, stoppage, or leaking of sewer pipes, unless such loss or damage is occasioned by the negligence of Lessor or its agents, contractors, servants or employees.

          43. BROKERAGE

     Lessor and Lessee each represents and warrants to the other that such party has not dealt with any broker or finder in connection with the Demised Premises or this Lease. Lessor and Lessee each agrees to indemnify and hold the other harmless from and against any and all commission, liability, claim, loss, damage or expense, including reasonable attorneys' fees, arising from any claims for brokerage or any other fee or commission by any person with whom such party has dealt.

          44. MEDIATION

     If a dispute arises out of or relates to this Lease or the breach thereof and if the dispute cannot be settled through negotiation, the parties agree first to try in good faith to settle the dispute by mediation administered by the American Arbitration Association under its Commercial Mediation Rules before resorting to arbitration, litigation, or some other dispute resolution procedure.

          45. ARBITRATION

     Unless specifically provided to the contrary herein, wherever this lease provides that a claim, dispute, question or other matter is to be decided, determined or settled by arbitration, the arbitration shall be by three arbitrators and take place in the City of Oneonta, State of New York, in accordance with the prevailing rules of the American Arbitration Association and judgment upon the award rendered may be entered in any court of competent jurisdiction, including a Federal Court. The Arbitrators shall decide whether one party or both shall bear the cost and expense of arbitration and, if both, in what proportions.

          46. DEFINITIONS

     As used in this Lease, the following terms have the following respective meanings:

     "default" -- any condition or event which constitutes, or which after notice or lapse of time or both would constitute, an Event of Default.

     "Demised Premises" -- as defined in Article 1.

     "Event of Default" -- as defined in Article 22.

     "Fixed Rent" -- as defined in Article 2.

     "Impositions" (Taxes) -- all taxes, assessments (including without limitation all assessments for public improvements or benefits, whether or not commenced or completed prior to the date hereof and whether or not to be completed within the Lease Term), water and sewer rents and charges, charges for public utilities, excises, levies, license fees, permit fees, inspection fees and other authorization fees and other charges of every nature and kind whatsoever (including all interest and penalties thereon), in each case, whether general or special, ordinary or extraordinary, foreseen or unforeseen, of every character, which at any time during or in respect of the Lease Term may be assessed, levied, charged, confirmed or imposed on or in respect of or be a lien upon (a) the Demised Premises or any part thereof or any rent therefrom or any estate, right or interest therein, or (b) any occupancy, use or possession of or activity conducted on the Demised Premises or any part thereof. The term "Impositions" shall exclude, however, any income taxes assessed against Lessor, franchise, estate, inheritance or transfer taxes of Lessor, or any tax or charge in replacement or substitution of the foregoing or of a similar character; provided, however, that if at any time during the Lease Term the then prevailing method of taxation or assessment shall be changed so that the whole or any part of the Impositions theretofore payable by Lessee as above provided, shall instead be levied, charged, assessed or imposed whole or partially on the rents received by Lessor from the Demised Premises, or shall otherwise be imposed against Lessor in the form of a franchise tax or otherwise, then Lessee shall pay the same (and the same shall be deemed Impositions) at least twenty days prior to the last day upon which the same may be paid without interest or penalty for the late payment thereof.

     "Improvements" -- as defined in Article 7. The term "Improvements" shall include the Bank Building, all fixtures, equipment, machinery, automated teller machine and parking lot of the Demised Premises, other than Lessee's Equipment.

     "Insurance Requirements" -- all terms of any insurance policy covering or applicable to the Demised Premises or any part thereof, all requirements of the issuer of any such policy, and all orders, rules, regulations and other requirements of the National Board of Fire Underwriters, or its successor or any other body exercising similar functions, applicable to or affecting the Demised Premises or any part thereof or any use or condition of the Demised Premises or any part thereof.

     "Land" -- as defined in Article 1.

     "Lease" -- this Lease, as at the time amended, modified or supplemented.

     "Lease Term" -- as defined in Article 1, as the same may be extended or renewed.

     "Legal Requirements" -- all laws, statutes, codes, acts, ordinances, orders, judgments, decrees, injunctions, rules, regulations, permits, licenses, authorizations, directions and requirements of all governments, departments, commissions, boards, courts, authorities, agencies, officials and officers, foreseen or unforeseen, ordinary or extraordinary, which now or at any time hereafter may be applicable to the Demised Premises or any part thereof, or the Improvements now or hereafter located thereon, or the facilities or equipment therein, or any of the adjoining sidewalks, curbs, vaults or vault space, if any, streets or ways, or the appurtenances to the Demised Premises or the franchises and privileges connected therewith, or any use or condition of the Demised Premises or any part thereof. Legal Requirements shall include the Comprehensive Environmental Response Compensation and Liability Act, 42 U.S.C.
Section 9601 et seq.,  the  Resource  Conservation  and Recovery  Act, 42 U.S.C.
Section  6901  et  seq.,  and  all  other  applicable   environmental  laws  and
regulations, and all requirements to be complied with pursuant to any certificate of occupancy affecting the Demised Premises.

     "Lessee's Equipment" -- all fixtures, machinery, apparatus, furniture, furnishings and other equipment and all temporary or auxiliary structures installed by or at the request of Lessee, if any, in or about the Demised Premises or any part thereof, which (a) are not used and are not procured for use, in whole or in part, in connection with the operation, maintenance or protection of the Demised Premises, and (b) are removable without damage to the Demised Premises.

     "Occupancy Lease" -- any lease of any space constituting part of the Demised Premises.

     "Occupancy  Lessee" -- any Lessee or occupant under any Occupancy Lease.

     "Occupancy Lessees' Equipment" -- all Lessee's Equipment which under the terms of any Occupancy Lease or otherwise is the property of an Occupancy Lessee.

     "person" -- an individual, a corporation, an association, a partnership, a joint venture, an organization, or other business entity, or a governmental or political unit or agency.

     "Rent Payment Date" -- as defined in Article 2.

     "Restoration" -- all restorations, replacements, rebuildings, alterations, additions, temporary repairs and property protection to be performed in connection with a Taking of the Demised Premises or the damage to or destruction of the Demised Premises.

     "Taking" -- a taking during the Lease Term of all or any part of the Demised Premises, or any leasehold or other interest therein or right accruing thereto, as the result of the exercise of the right of condemnation or eminent domain or a sale in lieu or in anticipation of such exercise or a change or grade affecting the Demised Premises or any part thereof.

     "Total Taking" -- as defined in Article 19.

     "Unavoidable Delays" -- delays due to strikes, acts of God, governmental restrictions, enemy action, riot, civil commotion, fire, unavoidable casualty or other causes beyond the control of Lessee, provided that no delay shall be deemed an Unavoidable Delay if the Demised Premises or any part thereof or interest therein or any Rent would be in any danger of being sold, forfeited, lost or interfered with, or if any Occupancy Lessee, Lessor or Lessee would be in danger of incurring any civil or criminal liability for failure to perform the required act. Lack of funds shall not be deemed a cause beyond the control of Lessee.

          47. NOTICES

     All notices, demands, elections and other communications desired or required to be delivered or given under this Lease shall be in writing, and shall be deemed to have been delivered and given when delivered by hand, or on the fifth business day after the same have been mailed by first class registered or certified mail, return receipt requested, postage prepaid, enclosed in a securely sealed envelop addressed to the party to which the same is to be delivered or given at such party's address as set forth in this Lease or at such other address as said party shall have designated in writing in accordance with this Article 48.

          48. MISCELLANEOUS

     All rights, powers and remedies provided herein may be exercised only to the extent that the exercise thereof does not violate any applicable law, and are intended to be limited to the extent necessary so that they will not render this Lease invalid, unenforceable or not entitled to be recorded under any applicable law. If any term, covenant or condition of this Lease shall be held to be invalid, illegal or unenforceable, the validity of the other terms, covenants and conditions of this Lease shall in no way be affected thereby. If any interest or late charge provided for herein shall be deemed to be in excess of the maximum amount permitted under applicable law, Lessee shall be deemed to be entitled to the maximum amount permitted under applicable law.

48.1  LIABILITY UNDER LEASE:

     Wherever this lease requires the performance of an act by either party, it is agreed that such party shall perform the act at its own cost and expense, unless expressly provided to the contrary.

48.2  SEVERABILITY OF CLAUSES:

     If any provision of this lease or the application thereof to any person or circumstance shall, to any extent, be adjudged to be invalid by a court of competent jurisdiction, the remainder of this lease and the application of such provision to other persons or circumstances shall not be affected thereby.

48.3 ASSUMPTION OF LIABILITY BY SUCCESSOR:

     (a) The term "Lessor" as used in this lease means only the owner or the mortgagee in possession for the time being of the Demised Premises or the owner of Lessor's interest under this lease so that in the event of any sale of the Demised Premises or an assignment of Lessor's interest in this lease, Lessor shall be entirely freed and relieved of all obligations of Lessor hereunder and it shall be deemed without further agreement between the parties and such purchaser(s) or assignee(s) that the purchaser or assignee has assumed and agreed to observe and perform all obligations of Lessor hereunder.

     (b) If Lessor or a successor in interest is an individual (which as used herein includes aggregates of individuals, such as joint ventures, general or limited partnerships or associations), such individual shall be under no personal liability with respect to any of the provisions of this lease, and if such individual party hereto is in breach or default with respect to his obligations or otherwise under this lease, Lessee shall look solely to the equity of such individual in the Demised Premises or this lease for the satisfaction of Lessee's remedies. It is expressly understood and agreed that Lessor's liability under the terms, covenants, conditions, warranties and obligations of this lease shall in no event exceed the loss of its equity interest in the Demised Premises. If, at any time, Lessor's interest in this lease shall be held by anyone acting in a fiduciary capacity, then, notwithstanding any other provision of this lease, Lessor's obligations shall not be binding upon such fiduciary individually or upon any beneficiary or shareholder for whom such fiduciary acts, but only upon such fiduciary in that capacity and upon the estate held by such fiduciary in the Demised Premises or this lease.

48.4  LESSOR-LESSEE RELATIONSHIP ONLY:

     Nothing in this Lease shall be deemed to render Lessor and Lessee partners, joint venturers or participants in any other type of joint enterprise. The relationship of the parties shall always be that of Lessor/Lessee.

48.5  INDEX NOT PART OF LEASE BODY:

     Section headings if any, used in this lease and any index or table of contents which may be attached to this lease are used only as a matter of convenience in reference, and are not to be construed as part of this lease or used to determine the intent of the parties.

48.6  MODIFICATION:

     This lease may be modified only by written instrument executed by a duly authorized officer of Lessee and by Lessor or a duly authorized representative of Lessor.

48.7  MERGER INTO DOCUMENT:

     The parties acknowledge that all prior oral and written agreements between them and all representations on which either of them has relied in executing this lease have been incorporated in this document.

48.8  MEANING OF TERMS:

     Any pronoun used in this lease shall be read in such number and gender as the context may require. Each and every term and provision of the lease which requires any performance, whether affirmative or negative, by Lessee shall be deemed to be both a covenant and a condition.

48.9  HABENDUM:

     Except as otherwise provided for in this lease, the provisions of this lease shall be binding upon and inure to the benefit of Lessor, Lessee and their respective heirs, devisees, personal representatives, successors and assigns.


48.10 APPLICABILITY TO LEASE EXTENSION:

     All of the provisions of this lease shall apply during any extension of the Original Term, except as may be specifically otherwise provided elsewhere in this lease, excluding however, any further options to extend this lease following the extension period described in Article 5 hereof.

48.11  NO PRESUMPTION AGAINST DRAFTER:

     Lessor and Lessee stand, agree and acknowledge that:

     (a) This Lease has been freely negotiated and

     (b) That, in any controversy, dispute, or contest over the meaning, interpretation, validity, or enforceability of this Lease or any of its terms or conditions, there shall be no inference, presumption, or conclusion drawn whatsoever against either party by virtue of that party having drafted this Lease or any portion thereof.

48.12  FORCE MAJEURE:

     In any case where either party hereto is required to do any act (except for the payment of money), the time for the performance thereof shall be extended by a period equal to any delay caused or resulting from act of God, war, civil commotion, fire or other casualty, labor difficulties, shortages or energy, labor, materials or equipment, government regulations, delays caused by either party to the other or other causes beyond such party's reasonable control, whether such time be designated by a fixed date, a fixed time or a "reasonable time".

          49. ENVIRONMENTAL RESPONSIBILITY

     Lessee shall have received proof in such form, which shall be satisfactory to Lessee and its counsel, that the Demised Premises and Common Area are not and have never been used by the Lessor or any previous owner to refine, produce, store, handle, transfer, process, or transport hazardous substances as such term or terms of similar import may be defined in any Federal, State, or local laws, rules, and regulations (the `Environmental Laws') to which the Demised Premises shall be subject; that the Lessor does not intend in the future to use the Premises for any of such purposes; and that the Demised Premises and the entire Shopping Center are in compliance with all Environmental Laws, rules, and regulations applicable to the Premises on the date of execution of the Lease.

     The Lessor shall furnish to the Lessee, at Lessor's expense, a report (commonly referred to as a Phase I Report) in form and substance satisfactory to the Lessee from a qualified engineer acceptable to the Lessee certifying that the Demised Premises and Common Areas and any site in the immediate vicinity of the Demised Premises comply with the requirements of the immediately-preceding paragraph and do not contain, or have never contained, any underground storage tanks, and certifying that there are no indications that any asbestos or polychlorinated biphenyles (`PCB') are present on the Demised Premises or Common Areas. If such report indicates any of the foregoing conditions do or may exist or may previously have existed, or if the findings of the report are inconclusive, Lessee may at its option, at the Lessor's expense, require a report (commonly called a Phase II Report) in form and substance satisfactory to Lessee from a qualified engineer acceptable to Lessee certifying to Lessee that on the basis of a detailed physical evaluation of the Demised Premises and Common Areas, including without limitation, such test, soil analysis, and other sampling, testing and analysis as such engineer or Lessee may require, that the

Demised Premises and Common Areas are free of PCB, hazardous waste, toxic substances, and any other pollutants and contaminants which are or could be detrimental to the Demised Premises and Common Areas, human health, or the environment, or in violation of any Environmental Laws, rules or regulations.

     The Lessor covenants and represents that it shall, during the term of the Lease and all renewals, maintain the entire Shopping Center Premises to be free of any subsequent occurrence of contaminants, toxic waste, hazardous substances, releases, as such terms are or may be defined in any Environmental Laws, and/or any other breach of Environmental Law by the Lessor or other Lessees and occupants of the Premises, and indemnifies and saves harmless the Lessee from and against the claims of any Governmental or regulatory authority having jurisdiction of the Demised Premises, Common Areas and Premises, from any violation of any Environmental Laws, rules or regulations subsequent to the commencement of the Term other than a violation caused by the Lessee or those under the active control of the Lessee.

          50. CONDUCT OF BUSINESS

     Nothing in this Lease shall give rise to any obligation on the part of Lessee to continue to operate within the Demised Premises for business with the public.

          51. CONTINGENCIES

     The commencement of this Lease is contingent upon the Lessee obtaining approval of the location and facility from the Controller of the Currency of the United State of America within a period of sixty (60) days from execution of the Lease. In the event Lessee has promptly filed such application and is diligently pursuing the application, if not approved with such sixty (60) day period, Lessee shall have two (2) additional periods of thirty (30) days to continue the application process.

          52. RESTRICTIVE COVENANT

     So long as the Lessee is not in default of any of the terms, covenants and conditions of this Lease, Lessor covenants that it will not sell, lease or otherwise permit the occupancy within the Shopping Center of which the Demised Premises form a part, of any other entity that may conduct banking or ATM facilities, including but not limited to, banking institutions chartered by the United States of America or the State of New York, so-called thrift institutions licensed by the State of New York or United States of America, and/or any other institution that offers competitive products and services to the general public similar to the business of the Lessee during the term of this Lease and any renewals. This restrictive covenant shall not apply to the premises to the west of the Demised Premises which have heretofore been leased to Martin's Foods of South Burlington, Inc., dated July 1, 1992, and as amended.

     Lessor and Lessee agree that a memorandum of this Lease, but not this Lease, may be recorded by Lessee, at Lessee's expense.

     This Lease shall be binding upon and inure to the benefit of and be enforceable by the respective successors and assigns of the parties hereto.

     IN WITNESS WHEREOF, Lessor and Lessee have executed this Lease on the date first above written.


                                 BETTIOL ENTERPRISES LTD, INC.

                                 By /s/Eugene Bettiol
                                    -----------------
                                       President


                                 NBT BANK, N.A.

                                 By /s/Daryl R. Forsythe
                                    --------------------
                                       President

                                   EXHIBIT 21

                     List of Subsidiaries of the Registrant

                         SUBSIDIARIES OF THE REGISTRANT

NBT BANCORP INC. has one subsidiary, which is wholly owned:

NBT Bank, National Association
52 South Broad Street
Norwich, New York  13815

Telephone:  (607) 337-6000

E.I.N. 15-0395735

                                   EXHIBIT 23

                        Consent of KPMG Peat Marwick LLP

                         INDEPENDENT AUDITORS' CONSENT


The Board of Directors
NBT Bancorp Inc.:


We consent to incorporation by reference in the registration statements on Form S-3 (File No. 33-12247) and Form S-8 (File Nos. 33-18976, 33-77410 and
333-02925) of NBT Bancorp Inc. of our report dated January 15, 1998, relating to the consolidated balance sheets of NBT Bancorp Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which report has been included herein.




/s/ KPMG Peat Marwick LLP
    KPMG Peat Marwick LLP
Syracuse, New York
March 13, 1998

                                   EXHIBIT 27

                             Financial Data Schedule