Form 10-Q
period 1998-03-31
NBT BANCORP INC
filed 1998-05-15
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the quarterly period ended March 31, 1998.
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the transition period from ________ to ________.


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 1998, there were 9,429,963 shares outstanding, including 387,044 shares held in the treasury, of the Registrant's common stock, No Par, Stated Value $1.00. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                                NBT BANCORP INC.
                     FORM 10-Q--Quarter Ended March 31, 1998


                                TABLE OF CONTENTS





PART I       FINANCIAL INFORMATION

Item 1       Financial Statements (Unaudited)

             Consolidated Balance Sheets at March 31, 1998, December 31, 1997, and March 31, 1997

             Consolidated Statements of Income for the three month periods ended March 31, 1998 and 1997

             Consolidated Statements of Stockholders' Equity for the three month periods ended March 31, 1998 and 1997

             Consolidated Statements of Cash Flows for the three month periods ended March 31, 1998 and 1997

             Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 1998 and 1997

             Notes to Consolidated Financial Statements at March 31, 1998

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 Quantitative and Qualitative Disclosures About Market Risk Information called for by Item 3 is contained on page 17 of the Management Discussion and Analysis.

PART II      OTHER INFORMATION

Item 1       Legal Proceedings
Item 2       Changes in Securities
Item 3       Defaults Upon Senior Securities
Item 4       Submission of Matters to a Vote of Security Holders
Item 5       Other Information
Item 6       Exhibits and Reports on FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

NBT BANCORP INC. AND SUBSIDIARY                                  MARCH 31,       December 31,       March 31,
CONSOLIDATED BALANCE SHEETS                                        1998              1997             1997
-------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                          (UNAUDITED)      (See Notes)      (Unaudited)
ASSETS
Cash and cash equivalents                                       $   39,708       $   37,446       $   44,968
Loans available for sale                                             3,652            3,286            4,289
Securities available for sale, at fair value                       432,997          440,632          404,022
Securities held to maturity (fair value-$36,034,
 $36,139 and $44,378)                                               36,035           36,139           44,380
Loans:
 Commercial and agricultural                                       339,192          326,491          296,123
 Real estate mortgage                                              140,229          135,475          121,005
 Consumer                                                          268,965          273,516          251,681
-------------------------------------------------------------------------------------------------------------
  Total loans                                                      748,386          735,482          668,809
 Less allowance for loan losses                                     11,984           11,582           10,677
-------------------------------------------------------------------------------------------------------------
  Net loans                                                        736,402          723,900          658,132
Premises and equipment, net                                         19,462           18,761           16,547
Intangible assets, net                                               8,352            8,642            9,616
Other assets                                                        12,691           11,779           20,628
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $1,289,299       $1,280,585       $1,202,582
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                   $  125,873       $  138,985       $  104,479
 Savings, NOW, and money market                                    359,884          358,366          360,452
 Time                                                              553,293          516,832          507,529
-------------------------------------------------------------------------------------------------------------
  Total deposits                                                 1,039,050        1,014,183          972,460
Short-term borrowings                                              106,563          134,527           93,283
Other borrowings                                                    10,180              183           20,192
Other liabilities                                                    6,642            8,349            8,791
-------------------------------------------------------------------------------------------------------------
  Total liabilities                                              1,162,435        1,157,242        1,094,726
-------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, no par, stated value $1.00; shares
   authorized-2,500,000                                                  -                -                -
  Common stock, no par, stated value $1.00; shares
   authorized-12,500,000; issued  9,429,963,
   9,429,963 and 9,452,590                                           9,430            9,430            9,002
  Capital surplus                                                   96,915           96,494           85,233
  Retained earnings                                                 25,782           22,249           26,369
  Accumulated other comprehensive income                             1,786            2,373           (5,374)
  Common stock in treasury at cost, 390,534,
   415,871, and 439,710 shares                                      (7,049)          (7,203)          (7,374)
-------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                       126,864          123,343          107,856
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $1,289,299       $1,280,585       $1,202,582
-------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY                           Three months ended March 31,
CONSOLIDATED STATEMENTS OF INCOME                               1998             1997
-------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                     (Unaudited)
Interest and fee income:
Loans and loans available for sale                           $17,038          $15,198
Securities - taxable                                           7,891            6,685
Securities - tax exempt                                          274              351
Other                                                             53               49
-------------------------------------------------------------------------------------
 Total interest and fee income                                25,256           22,283
-------------------------------------------------------------------------------------

Interest expense:
Deposits                                                       9,491            8,393
Short-term borrowings                                          1,675              985
Other borrowings                                                  55              281
-------------------------------------------------------------------------------------
 Total interest expense                                       11,221            9,659
-------------------------------------------------------------------------------------
Net interest income                                           14,035           12,624
Provision for loan losses                                      1,100              715
-------------------------------------------------------------------------------------
Net interest income after provision for loan losses           12,935           11,909
-------------------------------------------------------------------------------------

Noninterest income:
Trust                                                            802              686
Service charges on deposit accounts                              869              904
Securities gains                                                 218               17
Other                                                            679              413
-------------------------------------------------------------------------------------
 Total noninterest income                                      2,568            2,020
-------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                                 4,687            4,351
Occupancy                                                        686              654
Equipment                                                        480              436
FDIC assessments                                                  41               28
Amortization of intangible assets                                291              378
Other operating                                                3,217            2,712
-------------------------------------------------------------------------------------
 Total noninterest expense                                     9,402            8,559
-------------------------------------------------------------------------------------
Income before income taxes                                     6,101            5,370
Income taxes                                                   1,029            1,925
-------------------------------------------------------------------------------------
 NET INCOME                                                  $ 5,072          $ 3,445
-------------------------------------------------------------------------------------

Earnings per share:
 Basic                                                       $  0.56          $  0.39
 Diluted                                                     $  0.55          $  0.38
-------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
                                                                           Accumulated
                                                                                 Other
                                     Common      Capital     Retained    Comprehensive     Treasury
                                      Stock      Surplus     Earnings           Income        Stock          Total
-------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                               (Unaudited)
BALANCE AT DECEMBER 31, 1996         $8,838      $82,731      $24,208          $(1,529)     $(7,984)      $106,264
Net income                                                      3,445                                        3,445
Cash dividends - $0.143 per share                              (1,284)                                      (1,284)
Issuance of 164,030 shares
  to stock plan                         164        2,476                                                     2,640
Purchase of 52,900 treasury shares                                                             (966)          (966)
Sale of 94,639 treasury shares to
  employee benefit plans and other
  stock plans                                         26                                      1,576          1,602
Unrealized loss on securities
  available for sale, net of
  reclassification adjustment,
  and deferred taxes of $2,655                                                  (3,845)                     (3,845)
-------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1997            $9,002      $85,233      $26,369          $(5,374)     $(7,374)      $107,856
-------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997         $9,430      $96,494      $22,249          $ 2,373      $(7,203)      $123,343
Net income                                                      5,072                                        5,072
Cash dividends - $0.170 per share                              (1,539)                                      (1,539)
Purchase of 31,100 treasury shares                                                             (835)          (835)
Sale of 56,437 treasury shares to
  employee benefit plans and other
  stock plans                                        421                                        989          1,410
Unrealized loss on securities
  available for sale, net of
  reclassification adjustment,
  and deferred taxes of $405                                                      (587)                       (587)
-------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998            $9,430      $96,915      $25,782          $ 1,786      $(7,049)      $126,864
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY                             Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                1998          1997
----------------------------------------------------------------------------------------
(dollars in thousands)                                                   (Unaudited)
OPERATING ACTIVITIES:
Net income                                                        $ 5,072      $  3,445
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses                                          1,100           715
 Depreciation and amortization of premises and equipment              463           357
 Amortization of premiums and accretion of discounts on
  securities                                                         (444)          183
 Amortization of intangible assets                                    291           378
 Proceeds from sale of loans originated for sale                    1,009         1,090
 Loans originated for sale                                         (1,375)       (1,244)
 Realized gains on sales of securities                               (218)          (17)
 (Increase) in interest receivable                                   (360)         (829)
 Increase in interest payable                                         724           576
 Other, net                                                        (2,362)          487
----------------------------------------------------------------------------------------
Net cash provided by operating activities                           3,900         5,141
----------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from maturities                                          15,080        11,217
 Proceeds from sales                                               52,053        30,976
 Purchases                                                        (60,046)      (83,696)
SECURITIES HELD TO MATURITY:
 Proceeds from maturities                                           4,124         2,663
 Purchases                                                         (4,019)       (4,804)
Net increase in loans                                             (13,602)      (14,727)
Purchase of premises and equipment, net                            (1,164)         (597)
----------------------------------------------------------------------------------------
Net cash used in investing activities                              (7,574)      (58,968)
----------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in deposits                                           24,867        56,141
Net increase (decrease) in short-term borrowings                  (27,964)        5,039
Proceeds from issuance of other borrowings                         10,000             -
Repayments of other borrowings                                         (3)           (3)
Common stock issued, including treasury shares reissued             1,410         4,078
Purchase of treasury stock                                           (835)         (966)
Cash dividends and payment for fractional shares                   (1,539)       (1,284)
----------------------------------------------------------------------------------------
Net cash provided by financing activities                           5,936        63,005
----------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                           2,262         9,178
Cash and cash equivalents at beginning of year                     37,446        35,790
----------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $39,708      $ 44,968
----------------------------------------------------------------------------------------
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION:  Cash paid during the period for:
  Interest                                                        $10,497      $  9,083
  Income taxes                                                      1,836           134
----------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY                           Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                    1998          1997
--------------------------------------------------------------------------------------
(dollars in thousands)                                               (Unaudited)
Net Income                                                       $5,072       $ 3,445
--------------------------------------------------------------------------------------

Other comprehensive income, net of tax Unrealized gains
 (losses) on securities:
   Unrealized holding gains (losses) arising during
    period (pre-tax amounts of $774 and $6,484)                    (458)       (3,835)
   Less: Reclassification adjustment for gains included
    in net income (pre-tax amounts of $218 and $17)                (129)          (10)
--------------------------------------------------------------------------------------
Total other comprehensive income (loss)                            (587)       (3,845)
--------------------------------------------------------------------------------------
Comprehensive income (loss)                                      $4,485       $  (400)
--------------------------------------------------------------------------------------

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1998

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its wholly-owned subsidiary, NBT Bank, N.A. (Bank). All intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.
     The determination of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.
     Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding during each period after giving retroactive effect to stock dividends. Cash dividends per common share are computed based on declared rates adjusted retroactively for stock dividends.
     The balance sheet at December 31, 1997 has been derived from audited financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Effective January 1, 1998 the Company adopted the remaining provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Company. In addition, the Financial Accounting Standards Board is considering certain amendments and interpretations of SFAS No. 125 which, if enacted in the future, could affect the accounting transactions within their scope.
     On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents the net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.
     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires public business enterprises to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker's. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for periods beginning after December 15, 1997 and the impact of its adoption has not been determined.
     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. The statement is effective for reporting periods beginning after December 15, 1997 and will not impact the Company's financial position or results of operations.

COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, various commitments and contingent liabilities arise, including commitments to extend credit and standby letters of credit. Also, off balance sheet financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, and interest rate caps, collars and floors bear risk-based on financial market conditions. The following table summarizes the Registrant's exposure to these off balance sheet commitments and contingent liabilities as of March 31, 1998:

                                                                 Contractual or
                                                                 Notional Value
                                                              at March 31, 1998
Financial instruments with off-balance sheet credit risk:
  Commitments to extend credit                                     $141,280,000
  Standby letters of credit                                           1,785,000
Financial instruments with off-balance sheet market risk                   None

NBT BANCORP INC. AND SUBSIDIARY
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiary, NBT Bank, N.A. (Bank) collectively referred to herein as the Company. This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this FORM 10-Q as well as to the Company's 1997 FORM 10-K for an understanding of the following discussion and analysis. The Company has a long history of distributing stock dividends; in December 1997, a 5% stock dividend was distributed for the thirty-eighth consecutive year. Throughout this discussion and analysis, amounts per common share have been adjusted retroactively for stock dividends and splits for purposes of comparability.
     On April 28, 1998, NBT Bancorp Inc. announced the declaration of a four-for-three stock split effected in the form of a dividend and a regular quarterly cash dividend of $0.17 per share. The stock and cash dividends will be paid on June 15, 1998 to shareholders of record as of June 1, 1998. The cash dividend will be paid on the increased number of shares. Amounts per common share have not been adjusted for the prospective June 15, 1998 stock dividend. The adjustment for purposes of comparability will occur after the payment date.
     In March of 1998, the Company relocated its Oxford branch to an upgraded facility on Route 12. In addition, the Company recently announced the plans to relocate two of its existing branches in the Plattsburgh market with anticipated opening dates of May 1998.

OVERVIEW
Net income of $5.1 million ($0.55 per diluted share) was realized in the first quarter of 1998, representing a 47.2% increase from first quarter 1997 net income of $3.4 million ($0.38 per diluted share). One of the major contributing factors for the increase in net income was increased net interest income. The increase in net interest income was a result of an increase in average earning assets, primarily loans and investment securities. Also contributing to the increased operating results for the first quarter of 1998 was a $1.0 million tax benefit arising from a corporate realignment within the Company.
     Table 1 depicts several measurements of performance on an annualized basis. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios increased for the quarter compared to the same period a year previous.
     Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. Taxable equivalency adjusts income by increasing tax exempt income to a level that is comparable to taxable income before taxes are applied. The positive trend in net interest margin is critical to the improved profitability of the Company.

TABLE 1
PERFORMANCE MEASUREMENTS
--------------------------------------------------------------------------------------------------
                                       First     Second      Third     Fourth    Twelve      FIRST
                                     Quarter    Quarter    Quarter    Quarter    Months    QUARTER
                                        1997       1997       1997       1997      1997       1998
--------------------------------------------------------------------------------------------------
Return on average assets               1.19%      1.33%      1.17%      1.11%     1.20%      1.60%
Return on average common equity       12.82%     14.78%     12.74%     11.71%    12.97%     16.49%
Net interest margin                    4.71%      4.65%      4.64%      4.68%     4.67%      4.75%
--------------------------------------------------------------------------------------------------

NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest-bearing liabilities, as well as the volumes of such assets and liabilities. Table 2 represents an analysis of net interest income on a federal taxable equivalent basis.
     Federal taxable equivalent (FTE) net interest income increased $1.4 million for the first quarter of 1998 compared to the same period of 1997. This increase was primarily a result of the $108.1 million increase in average earning assets, less the $81.2 million increase in average interest bearing liabilities.
     Total FTE interest income increased $2.9 million over first quarter 1997. This increase is also primarily a result of the increase in average earning assets. Also contributing to the increase in interest income was a 25 basis point (0.25%) increase in the yield on average earning assets, primarily driven by a 44 basis point increase in the yield earned on the securities available for sale portfolio. During the same time period, total interest expense increased $1.6 million. The cost of interest bearing liabilities increased 29 basis points, as certificates of deposits and short-term borrowing costs increased. The increase in average interest bearing liabilities also contributed to the increase in overall interest expense, as certificates of deposits and short-term borrowings experienced volume increases.
     Another important performance measurement of net interest income is the net interest margin. This is computed by dividing annualized FTE net interest income by average earning assets for the period. Net interest margin increased to 4.75% for first quarter 1998, up from 4.71% for the comparable period in 1997. The increase in the net interest margin is a function of the increased funding of earning assets from noninterest bearing sources.

TABLE 2
COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME
                          Three months ended March 31,
  ANNUALIZED
  YIELD/RATE                                              AMOUNTS                    VARIANCE
  1998    1997  (dollars in thousands)                 1998      1997    TOTAL   VOLUME     RATE
  ----    ----                                         ----      ----    -----   ------     ----
 5.09%   4.26%  Interest bearing deposits           $     1   $     2   $   (1)   $   (1)   $  -
 5.51%   5.27%  Federal funds sold                        1         6       (5)       (5)      -
 5.44%   5.16%  Other short-term investments             51        41       10         7       3
 7.15%   6.71%  Securities available for sale         7,659     6,500    1,159       711     448
 7.82%   7.69%  Loans available for sale                 72        82      (10)      (12)      2
                Securities held to maturity:
 7.57%   6.72%   Taxable                                254       206       48        21      27
 7.19%   6.64%   Tax exempt                             399       518     (119)     (159)     40
 9.36%   9.28%  LOANS                                17,024    15,171    1,853     1,734     119
                ---------------------------------------------------------------------------------
 8.49%   8.24%  Total interest income                25,461    22,526    2,935     2,296     639

 2.91%   2.89%  Money Market Deposit Accounts           638       678      (40)      (44)      4
 1.68%   1.65%  NOW accounts                            504       472       32        25       7
 2.85%   2.86%  Savings accounts                      1,069     1,086      (17)      (16)     (1)
 5.50%   5.24%  Certificates of deposit               7,280     6,157    1,123       803     320
 5.67%   4.97%  Short-term borrowings                 1,675       985      690       536     154
 5.33%   5.64%  OTHER BORROWINGS                         55       281     (226)     (211)    (15)
                ---------------------------------------------------------------------------------
 4.45%   4.16%  TOTAL INTEREST EXPENSE               11,221     9,659    1,562     1,093     469
                ---------------------------------------------------------------------------------
                Net interest income                 $14,240   $12,867   $1,373    $1,203    $170
                =================================================================================
 4.04%   4.09%  Interest rate spread
 4.75%   4.71%  Net interest margin
                FTE adjustment                      $   205   $   243
                ==============                      =======   =======

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a valuation allowance established to provide for the estimated possible losses related to the collection of the Bank's loan portfolio. The allowance is maintained at a level considered adequate to provide for loan loss exposure based on management's estimate of potential future losses considering an evaluation of portfolio risk, prevailing and anticipated economic factors, and past loss experience. Management determines the provision and allowance for loan losses based on a number of factors including a comprehensive in-house loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify potential problem loans, credit concentration, and other risk factors such as current and projected economic conditions. The allowance for loan loss to outstanding loans at March 31, 1998 and 1997 was 1.60%. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.
     Table 3 reflects changes to the allowance for loan loss for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs for the first quarter of 1998 were $0.7 million, or 0.38% of average loans, compared to $0.5 million, or 0.31% of average loans for the same period of 1997. The rise in net charge-offs was concentrated in the commercial and consumer portfolios. The increase in commercial charge-offs can be attributed to two customers. Personal bankruptcies have resulted in an increase to consumer charge-offs.

TABLE 3
ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------------------------
                                                       Three months ended March 31,
(dollars in thousands)                                  1998                   1997
----------------------------------------------------------------------------------------------
Balance, beginning of period                         $11,582                $10,473
Recoveries                                               188                    190
Charge-offs                                             (886)                  (701)
----------------------------------------------------------------------------------------------
Net (charge-offs)                                       (698)                  (511)
Provision for loan losses                              1,100                    715
----------------------------------------------------------------------------------------------
Balance, end of period                               $11,984                $10,677
----------------------------------------------------------------------------------------------
COMPOSITION OF NET (CHARGE-OFFS) RECOVERIES
Commercial and agricultural                          $  (316)      45%      $  (252)      49%
Real estate mortgage                                     (21)       3%            7       (1%)
Consumer                                                (361)      52%         (266)      52%
----------------------------------------------------------------------------------------------
Net (charge-offs) recoveries                         $  (698)     100%      $  (511)     100%
----------------------------------------------------------------------------------------------
Annualized net charge-offs to average loans                      0.38%                  0.31%
----------------------------------------------------------------------------------------------

Annualized net charge-offs to average loans for the year ended
 December 31, 1997                                                                      0.34%
----------------------------------------------------------------------------------------------

NONINTEREST INCOME
Table 4 below presents quarterly and period to date noninterest income. Noninterest income for the first quarter of 1998, excluding security gains, increased $0.3 million or 17.3% when compared to first quarter 1997. Contributing to the increase in noninterest income was increases in trust and other income. Trust income continued its growth trend as managed assets have steadily increased. Other income increased as a result of increases in the loan fee, ATM and other operating categories. The increase in loan fee income is a result of loan processing income generated by increased mortgage lending activity. The increased ATM income can be attributed to greater customer use and the installation of additional machines throughout our market areas.
     Security gains increased $0.2 million for the first quarter 1998 as compared to first quarter 1997. This increase can be attributed to the change in market conditions between the two periods.

TABLE 4
NONINTEREST INCOME
----------------------------------------------------------------------------------------------------
                                     First     Second      Third      Fourth      Twelve       FIRST
                                   Quarter    Quarter    Quarter     Quarter      Months     QUARTER
(dollars in thousands)                1997       1997       1997        1997        1997        1998
----------------------------------------------------------------------------------------------------
Trust income                        $  686     $  687     $  687      $  615      $2,675      $  802
Deposit service charges                904        933        926         932       3,695         869
Securities gains (losses)               17          1        (90)       (265)       (337)        218
Other income                           413        650        457         513       2,033         679
----------------------------------------------------------------------------------------------------
  Total noninterest income          $2,020     $2,271     $1,980      $1,795      $8,066      $2,568
----------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Table 5 presents components of noninterest expense as well as selected operating efficiency ratios. Total noninterest expense experienced a $0.8 million increase between the quarter ended March 31, 1998 and the same period for 1997.
     Employee benefits for the first quarter ended March 31, 1998 experienced a $0.2 million increase compared to the same period in 1997. The increase can be attributed to a rise in the accrual for executive incentive compensation based on current year's income performance.
     Legal, audit , and outside services for the first quarter of 1998 experienced a $0.4 million increase compared to the first quarter of 1997. The increase can be attributed to the outsourcing of the Company's item processing function during 1997, as well as increased audit and outside service fees associated with the corporate realignment.
     Two important operating efficiency measures that the Company closely monitors are the efficiency and expense ratios. The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by net interest income plus noninterest income (excluding net security gains and losses and nonrecurring income). The efficiency ratio declined to 56.7% in the first quarter of 1998 from 57.6% in the same period of 1997. This favorable decline was a result of the increases in net interest income and noninterest income. The expense ratio is computed as total noninterest expense (excluding nonrecurring charges) less noninterest income (excluding net security gains and losses and nonrecurring income) divided by average assets. The expense ratio declined to 2.2% for the first quarter 1998, from 2.3% for the same period of 1997. This favorable decline is a result of the increase in average assets between the reporting periods. Continuing expense control efforts have had a favorable impact on operating efficiency ratios, as both of the measures reflect.

TABLE 5
NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
------------------------------------------------------------------------------------------------------
                                        First     Second      Third     Fourth      Twelve      FIRST
                                      Quarter    Quarter    Quarter    Quarter      Months    QUARTER
(dollars in thousands)                   1997       1997       1997       1997        1997       1998
------------------------------------------------------------------------------------------------------
Salaries and wages                     $3,042     $3,150     $3,196     $3,248     $12,636     $3,170
Employee benefits                       1,309      1,097      1,360      1,503       5,269      1,517
Occupancy expense                         654        654        584        706       2,598        686
Equipment expense                         436        408        435        421       1,700        480
FDIC assessments                           28         29         30         29         116         41
Legal, audit, and outside services        930        891      1,013      1,217       4,051      1,305
Loan collection and other
 loan related expenses                    423        375        552        474       1,824        480
Amortization of intangible assets         378        359        314        300       1,351        291
Other operating  expense                1,359      1,303      1,420      1,543       5,625      1,432
------------------------------------------------------------------------------------------------------
  Total noninterest expense            $8,559     $8,266     $8,904     $9,441     $35,170     $9,402
------------------------------------------------------------------------------------------------------
Efficiency ratio                         7.56%     53.38%     55.56%     57.86%      56.09%     56.67%
Expense ratio                            2.27%      2.05%      2.16%      2.30%       2.20%      2.23%
Average full-time equivalent
 employees                                498        496        495        488         494        488
Average assets per average
 full-time  equivalent employee
 (millions)                            $  2.3     $  2.5     $  2.5     $  2.6     $   2.5     $  2.6
------------------------------------------------------------------------------------------------------

INCOME TAXES
Income tax expense was $1.0 million for the first quarter of 1998 compared to $1.9 million for the first quarter of 1997. The reduction in income taxes during the first quarter of 1998 can be attributed to the $1.0 million tax benefit resulting from a corporate realignment within the Company.
     The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.

TABLE 6
AVERAGE BALANCES
--------------------------------------------------------------------------------
                                                            Three months ended
                                                                 March 31,
(dollars in thousands)                                    1998              1997
--------------------------------------------------------------------------------
Cash and cash equivalents                           $   37,207        $   35,063
Securities available for sale, at fair value           438,750           390,002
Securities held to maturity                             36,162            44,082
Loans available for sale                                 3,743             4,346
Loans                                                  738,012           662,818
Deposits                                             1,024,102           951,950
Short-term borrowings                                  119,746            80,351
Other borrowings                                         4,182            20,194
Stockholders' equity                                   124,700           108,980
Assets                                               1,281,520         1,170,072
Earning assets                                       1,216,253         1,108,194
Interest bearing liabilities                        $1,023,795        $  942,615
--------------------------------------------------------------------------------

SECURITIES
Average total securities increased 9.4% for the first quarter of 1998 over the same period of 1997. The majority of this increase was in the available for sale portfolio. During the first quarter of 1998, the securities portfolio represented 38.7% of average earning assets. Investments are primarily U.S. Governmental agencies guaranteed securities classified as available for sale. Held to maturity securities are obligations of the State of New York political subdivisions and do not include any direct obligations of the State of New York. At March 31, 1998, the securities portfolio was comprised of 92% available for sale and 8% held to maturity securities.

LOANS
Average loan's for the first quarter of 1998 was $75.2 million, or 11.3% greater than the first quarter 1997 average. Loan growth has been present in all major categories, with increases in the commercial, consumer and mortgage portfolios of $39.4 million, $19.1 million and $16.7 million, respectively.
     The company has experienced an increase in the demand for commercial loans with growth of $12.7 million since year-end 1997, primarily in the business and real estate categories. The increase in consumer loans can be attributed to a rise in homequity loans, primarily revolving lines of credit secured by the borrowers primary residence. The Company does not engage in highly leveraged transactions or foreign lending activities.

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming  assets  consist of  nonaccrual  loans and other real estate owned
(OREO). Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the outstanding loan balance or fair market value, less any estimated disposal costs.
     Total nonperforming assets increased $2.4 million at March 31, 1998 compared to March 31, 1997. Increases of $2.3 million in impaired commercial and agricultural loans and $0.2 million in nonperforming consumer loans were partially offset by a decrease in other real estate owned of $0.2 million. A significant portion of the increase in impaired commercial loans can be attributed to one customer. The changes in nonperforming assets are presented in Table 7 below.
     At March 31, 1998, the recorded investment in impaired loans was $4.5 million. Included in this amount is $2.7 million of impaired loans for which the specifically allocated allowance for loan loss is $0.4 million. In addition, included in impaired loans is $1.8 million of impaired loans that, as a result of the adequacy of collateral values and cash flow analysis do not have a specific reserve. At December 31, 1997, the recorded investment in impaired loans was $4.3 million, of which $1.9 million had a specific allowance allocation of $0.6 million and $2.4 million for which there was no specific reserve. At March 31, 1997, the recorded investment in impaired loans was $2.6 million, of which $0.2 million had a specific allowance allocation of $0.02 million and $2.4 million of which there was no specific reserve. The Company classifies all nonaccrual loans as impaired loans, except smaller-balance homogeneous loans that are collectively evaluated for impairment.

TABLE 7
NONPERFORMING ASSETS AND RISK ELEMENTS
-----------------------------------------------------------------------------------------------------------
                                                        MARCH 31,         December 31,         March 31,
(in thousands)                                            1998                1997                1997
-----------------------------------------------------------------------------------------------------------
Impaired commercial and agricultural loans          $4,546      78%     $3,856      73%     $2,209      68%
Other nonaccrual loans:
 Real estate mortgage                                  425       7%        692      13%        400      12%
 Consumer                                              852      15%        708      14%        649      20%
-----------------------------------------------------------------------------------------------------------
  Total nonaccrual loans                             5,823     100%      5,256     100%      3,258     100%
-----------------------------------------------------------------------------------------------------------
Other real estate owned                                564                 530                 732
-----------------------------------------------------------------------------------------------------------
  Total nonperforming assets                         6,387               5,786               3,990
-----------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Commercial and agricultural                           515      57%        176      24%        181      29%
 Real estate mortgage                                  122      14%        244      33%        248      40%
 Consumer                                              263      29%        325      43%        196      31%
-----------------------------------------------------------------------------------------------------------
  Total                                                900     100%        745     100%        625     100%
-----------------------------------------------------------------------------------------------------------
  Total assets containing risk elements             $7,287              $6,531              $4,615
-----------------------------------------------------------------------------------------------------------
Total nonperforming assets to loans                           0.85%               0.79%               0.60%
Total assets containing risk elements to loans                0.97%               0.89%               0.69%
Total nonperforming assets to assets                          0.50%               0.45%               0.33%
Total assets containing risk elements to assets               0.57%               0.51%               0.38%
-----------------------------------------------------------------------------------------------------------

 TABLE 8
 CHANGES IN NONACCRUAL LOANS
------------------------------------------------------------
                                          Three months ended
                                                March 31,
 (in thousands)                            1998        1997
------------------------------------------------------------
 Balance at beginning of period          $5,256      $3,320
  Loans placed on nonaccrual              2,388       1,125
  Charge-offs                              (611)       (388)
  Payments                                 (900)       (739)
  Transfers to OREO                        (304)        (60)
  Loans returned to accrual                  (6)          -
------------------------------------------------------------
 Balance at end of period                $5,823      $3,258
------------------------------------------------------------
CHANGES IN OREO
------------------------------------------------------------
Balance at beginning of period           $  530      $1,242
 Additions                                  304          66
 Sales                                     (265)       (487)
 Write-downs                                 (5)        (89)
------------------------------------------------------------
Balance at end of period                 $  564      $  732
------------------------------------------------------------

DEPOSITS
Customer deposits represent the greatest source of funding assets. Average total deposits for the quarter ended March 31, 1998, increased $72.2 million, or 7.6% from the same period in 1997. The majority of this increase was time deposits, which increased $60.1 million between the reporting periods. This increase can be attributed to municipal time deposits. The Company also experienced a $14.4 million increase in average demand deposits, while average savings deposits experienced a minimal decline between quarters.

BORROWED FUNDS
The Company's borrowed funds consist of short-term borrowings and other borrowings. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, and other short-term borrowings which consist primarily of Federal Home Loan Bank (FHLB) advances with an original maturity of one day up to one year. Other borrowings consist of fixed rate FHLB advances with an original maturity greater than one year. Average borrowings for the three months ended March 31, 1998 increased $23.4 million, or 23.3% compared to the same period of 1997.

CAPITAL AND DIVIDENDS
Stockholders' equity of $127 million represents 9.8% of total assets at March 31, 1998, compared with $108 million, or 9.0% a year previous, and $123 million, or 9.6% at December 31, 1997. The increased capital since year-end 1997 is a result of earnings retention.
     In December of 1997, the Company distributed a 5% stock dividend for the thirty-eighth consecutive year. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.
     Capital is an important factor in ensuring the safety of depositors' accounts. During both 1997 and 1996, the Company earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality and security portfolio strength.
     As the capital ratios in Table 9 indicate, the Company remains well capitalized. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 and Risk-based Capital ratios have regulatory minimum guidelines of 4% and 8% respectively, with requirements to be considered well capitalized of 6% and 10%, respectively.

TABLE 9
CAPITAL MEASUREMENTS
----------------------------------------------------------------------------------------------
                                         First      Second      Third      Fourth       FIRST
                                       Quarter     Quarter    Quarter     Quarter     QUARTER
                                          1997        1997       1997        1997        1998
----------------------------------------------------------------------------------------------
Tier 1 leverage ratio                     8.91%       8.75%      8.76%       8.91%       9.19%
Tier 1 capital ratio                     14.53%      14.46%     14.47%      14.88%      15.30%
Total risk-based capital ratio           15.78%      15.71%     15.73%      16.13%      16.56%
Cash dividends as a percentage
 of net income                           36.46%      34.27%     35.90%      37.72%      30.33%
Per common share:
 Book value                             $12.00      $12.70     $13.24      $13.68      $14.03
 Tangible book value                    $10.92      $11.66     $12.24      $12.72      $13.11
----------------------------------------------------------------------------------------------

The accompanying Table 10 presents the high, low and closing sales price for the common stock as reported on the NASDAQ National Market System, and cash dividends declared per share of common stock. At March 31, 1998, total market capitalization of the Company's common stock was approximately $253 million compared with $167 million at March 31, 1997. The change in market capitalization is due to an increase in the market price, as well as a slight increase in the number of shares outstanding. The Company's price to book value ratio was 2.00 at March 31, 1998 and 1.55 a year ago. The Company's price was 13 times annualized earnings at March 31, 1998, compared to 12 times a year previous.

TABLE 10
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
----------------------------------------------------------------
                                                            Cash
                                                       Dividends
Quarter Ending          High         Low       Close    Declared
----------------------------------------------------------------
1997
----------------------------------------------------------------
March 31              $19.05      $16.79      $18.57      $0.143
June 30                25.60       18.57       25.60       0.143
September 30           25.48       21.19       25.12       0.162
December 31            27.69       22.86       27.00       0.170
----------------------------------------------------------------
1998
----------------------------------------------------------------
MARCH 31              $28.00      $23.50      $28.00      $0.170
----------------------------------------------------------------

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset/Liability Management Committee (ALCO) is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Interest rate sensitivity management seeks to avoid widely fluctuating net interest margins and to ensure consistent net interest income through periods of changing economic conditions.
     The Company's primary measure of liquidity is called the basic surplus, which compares the adequacy of cash sources to the amounts of volatile funding sources. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources. Accordingly, the Company has established borrowing agreements with other banks (Federal Funds), the Federal Home Loan Bank of New York (short and long-term borrowings which are denoted as advances), and repurchase agreements with investment companies.
     At March 31, 1998 and 1997, the Company's basic surplus ratios (net access to cash and secured borrowings as a percentage of total assets) were approximately 7% and 9%, respectively. The Company has set a present internal minimum guideline range of 5% to 7%. As these ratios indicate, the Company's liquidity is within management standards. In addition, the Asset/Liability Management Committee has determined that liquidity is adequate to meet the cash flow requirements of the Company.
     Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. Through analysis of the interest sensitivity gap, the Company attempts to position its assets and liabilities to maximize net interest income in several different interest rate scenarios. As of March 31, 1998, the interest sensitivity gap indicates that the Company is liability sensitive in the short term and supports management's contention that the Company is positioned to benefit from a declining interest rate environment over the next twelve months. The nature and timing of the benefit will be initially impacted by the extent to which core deposit and borrowing rates are lowered as rates decline. The Company becomes asset sensitive after the one-year time frame and, therefore, would benefit in the long-term from rising interest rates.
     While the static gap evaluation of interest rate sensitivity is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. Once the Company determines the extent of gap sensitivity, the next step is to quantify the potential impact of the interest sensitivity on net interest income. The Company utilizes a simulation model which measures the effect certain assumptions will have on net interest income over a short period of time, usually one or two years. These assumptions include, but are not limited to prepayments, potential call options of the investment portfolio and various interest rate environments. The following table presents the impact on net interest income of a gradual twelve-month increase or decrease in interest rates compared to a stable interest rate environment. The simulation projects net interest income over the next year using the March 31, 1998 balance sheet position.

TABLE 11
INTEREST RATE SENSITIVITY ANALYSIS
-------------------------------------------------------------
Change in interest rates                    Percent change in
(in basis points)                         net interest income
-------------------------------------------------------------
+200                                                  (4.81%)
+100                                                  (2.98%)
 -100                                                   1.45%
 -200                                                   1.43%
-------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
SELECTED FIVE YEAR DATA                            1997           1996           1995           1994         1993
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)
  Net income                                 $   14,749     $   12,179     $    9,329     $    6,508     $  8,505

  Return on average assets                         1.20%          1.10%          0.90%          0.64%        0.93%

  Return on average equity                        12.97%         11.80%          9.18%          6.53%        8.79%

  Net interest margin                              4.67%          4.69%          4.43%          4.81%        5.26%

  Efficiency ratio                                56.09%         60.74%         65.92%         70.22%       71.05%

  Expense ratio                                    2.20%          2.41%          2.51%          2.96%        3.21%

  Tier 1 leverage ratio                            8.91%          8.70%          8.80%          9.05%        9.24%

  Tier 1 risk-based capital ratio                 14.88%         14.06%         15.21%         16.09%       15.40%

  Total risk-based capital ratio                  16.13%         15.31%         16.46%         17.35%       16.66%

  Cash dividend per share payout                  37.91%         36.50%         42.61%         56.13%       39.19%

  Earnings per share:
   Basic                                     $     1.65     $     1.37     $     1.01     $     0.70     $   0.92
   Diluted                                   $     1.63     $     1.36     $     1.01     $     0.69     $   0.91

   Cash dividends paid                       $     0.618    $     0.497    $     0.429    $     0.388    $   0.357

   Book value                                $    13.68     $    12.11     $    11.85     $    10.59     $  10.87

   Tangible book value                       $    12.72     $    10.97     $    10.58     $     9.53     $   9.46

   Stock dividends distributed                     5.00%          5.00%          5.00%          5.00%        5.00%

  Market price:
   High                                      $    27.69     $    18.10     $    16.32     $    15.22     $  15.22
   Low                                       $    16.79     $    14.29     $    13.61     $    12.34     $  10.38
   End of year                               $    27.00     $    17.14     $    15.88     $    14.25     $  15.01

    Price/earnings ratio (assumes dilution)       16.56X         12.59x         15.73x         20.49x       16.59x
    Price/book value ratio                         1.97X          1.42x          1.34x          1.35x        1.38x

  Total assets                               $1,280,585     $1,138,986     $1,106,266     $1,044,557     $953,907

  Total stockholders' equity                 $  123,343     $  106,264     $  108,044     $   98,307     $101,108

  Average diluted common shares
   outstanding (thousands)                        9,072          8,939          9,240          9,386        9,341
-------------------------------------------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Company.

Item  2 -- Changes in Securities

Following are listed changes in the Company's Common Stock outstanding during the quarter ended March 31, 1998 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future. There was no Preferred Stock outstanding during the quarter ended March 31, 1998.
     The Company has Stock Option Plans covering key employees. In January 1998, non-qualified stock options were granted for 120,700 shares of common stock at an option price of $26.70 per share. These options vest over a four year period with the first vesting date one year from the date of grant. Outstanding at March 31, 1998 are non-qualified stock options covering 461,565 shares at exercise prices ranging between $8.58 and $26.70 with expiration dates between February 12, 1999, and January 27, 2008. There are 591,527 shares of authorized common stock designated for possible issuance under the Plans, including the aforementioned shares. The number of shares designated for the Plans, the number of shares under existing options and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences as enumerated in the Plans. (FORMs S-8, Registration Statement Nos. 33-18976 and 33-77410, filed with the Commission on December 9, 1987 and April 6, 1994, respectively).
     In 1995, the Company granted its then Chairman stock options in connection with the discharge of severance obligations of the Company and the Bank under his employment agreement. The agreement issued options covering 143,311 and 30,024 shares with exercise prices of $13.99 and $14.60, respectively, and an expiration date of January 31, 1997 (the number of shares under option and the option price per share have been adjusted for stock dividends). The Company filed a registration statement relating to these option shares which were issued January 23, 1997, upon payment of the exercise price, from authorized, but unissued common stock. These stock options did not reduce the number available under the previously mentioned Plans.
     The Company has a Dividend Reinvestment Plan for stockholders under which no new shares of common stock were issued for the quarter ended March 31, 1998. There are 525,762 shares of authorized but unissued common stock designated for possible issuance under the Plan (the number of shares available has been adjusted for stock dividends and splits). (FORM S-3, Registration Statement No. 33-12247, filed with the Commission on February 26, 1987).
     The Company's Board of Directors has reserved 25,000 of authorized but unissued shares for future payment of an annual Board retainer. In January 1998, each Director was granted 112 shares which are restricted from one to three years for payment of their 1998 Board retainer. Shares were purchased from treasury therefore the number of authorized and unissued shares was not effected.
     The Company's Board of Directors has authorized the purchase on the open market by the Company of additional shares of treasury stock. These treasury shares are to be used for a variety of corporate purposes, primarily to meet the needs of the Company's Employee Stock Ownership Plan, Automatic Dividend Reinvestment and Stock Purchase Plan, Stock Option Plans, Retirement Savings Plan, Restricted Stock Agreements and Bank Trust Department directed IRA and HR-10 accounts. Purchases and sales during the first quarter of 1998 totalled 31,100 and 56,437, respectively, with 390,534 shares in treasury at March 31, 1998. Purchases were made at the prevailing market price in effect at the dates of the transactions. Subsequent sales to both the Company's Employee Stock Ownership Plan and Dividend Reinvestment and Stock Purchase Plan, if any, were made at the five day average of the highest and lowest quoted selling price of the Company's common stock on the National Market System of NASDAQ.
     The  Company  currently  is  authorized  to issue  2.5  million  shares  of preferred stock, no par value, $1.00 stated value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications, and restrictions for each series of preferred stock issued. The Company has a Stockholder Rights Plan (Plan) designed to ensure that any potential acquiror of the Company negotiate with the Board of Directors and that all Company stockholders are treated equitably in the event of a takeover attempt. When the Plan was adopted, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar Rights are attached to each share of the Company's common stock issued after November 15, 1994, the date of adoption subject to adjustment. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, begins a tender or exchange offer for 25 percent or more of the Company's outstanding common stock, or an adverse person, as declared by the Board of Directors, acquires 10 percent or more of the Company's outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company's common stock and therefore, the Rights will be transferred upon the transfer of shares of the Company's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, no par value, and $1.00 stated value per share of the Company at a price of $100.
     The Plan also provides that upon the occurrence of certain specified events, the holders of Rights will be entitled to acquire additional equity interests in the Company or in the acquiring entity, such interests having a market value of two times the Right's exercise price of $100. The Rights, which expire November 14, 2004, are redeemable in whole, but not in part, at the Company's option prior to the time they are exercisable, for a price of $0.01 per Right.

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Company's senior securities during the quarter ended March 31, 1998.

Item  4 -- Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on April 18, 1998. Two directors were elected and three proposals were voted upon by the stockholders, as described below. A copy of the Notice of Annual Stockholders' Meeting and Proxy Statement is incorporated by Reference to this FORM 10-Q as Exhibit No.
99.1.  A  complete  description  of  each  proposal  is  included  in the  Proxy
Statement.

a. Daryl R. Forsythe and Everett A. Gilmour were elected as directors at the Annual Meeting with terms of office to expire at the 2001 Annual Meeting of Stockholders. There are four other directors whose terms of office continued after the Annual Meeting. The terms of Peter B. Gregory and Paul O. Stillman will expire at the 1999 Annual Meeting. The terms of Andrew S. Kowalczyk, Jr. and John C. Mitchell will expire at the 2000 Annual Meeting.

   Daryl R. Forsythe was elected, with 7,457,774 votes FOR, and 35,110 votes WITHHELD. Everett A. Gilmour was elected, with 7,394,956 votes FOR, and 97,931 votes WITHHELD.

b. Proposal to Ratify the Board of Directors Action in Selection of KPMG Peat Marwick LLP as Independent Public Auditors for the Company.

   The proposal was approved, with 7,594,405 votes FOR, 24,302 votes AGAINST, and 31,452 votes ABSTAINING.

c. Proposal to increase the number of authorized shares of common stock to 15,000,000.

   The proposal was approved, with 7,330,378 votes FOR, 253,813 votes AGAINST, and 65,961 votes ABSTAINING.

d. Proposal to amend the 1993 Stock Option Plan.

   The proposal was approved, with 6,668,620 votes FOR, 369,000 votes AGAINST, and 98,759 votes ABSTAINING.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

An index to exhibits follows the signature page of this FORM 10-Q.

No reports on FORM 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 15th day of May, 1998.




                                NBT BANCORP INC.



                         By:  /S/ JOE C. MINOR
                                  Joe C. Minor
                            Executive Vice President
                      Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS

The following documents are attached as Exhibits to this FORM 10-Q or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page number or exhibit cross-reference to the prior filings of the Registrant with the Commission.

FORM 10-Q
Exhibit                                                                           Exhibit
Number                                                                            Coss-Reference
---------                                                                         -------------
10.1      Restricted Stock Agreement between NBT Bancorp Inc. and (Director)      Herein
           made January 1, 1998.
            Substantially identical contracts for the following directors have been omitted:
              Andrew S. Kowalczyk, Jr.; Paul O. Stillman; John C. Mitchell;
               Everett A. Gilmour and Peter B. Gregory.

10.2      Restricted Stock Agreement between NBT Bank, National Association and   Herein
           (Director) made January 1, 1998.
            Substantially identical contracts for the following directors have been omitted:
              Dan B. Marshman; Kenneth M. Axtell; J. Peter Chaplin; Andrew S.
               Kowalczyk, Jr.; Paul O. Stillman; William L. Owens; John C.
               Mitchell; Janet H. Ingraham; Everett A. Gilmour; Richard F.
               Monroe and Peter B. Gregory.

10.3      Certificate of Incorporation of NBT Bancorp Inc. as amended through     Herein
           April 18, 1998

10.4        NBT Bancorp Inc. 1993 Stock Option Plan as amended through April      Herein
             18, 1998

10.5        Lease of Oxford Office.                                               Herein

27.         Financial Data Schedule                                               Herein

99.1        NBT BANCORP INC. Notice of Annual Stockholders Meeting and Proxy      *
             dated March 17, 1998.
              Filed on March 2, 1998 pursuant to Section 14 of the Exchange Act,
               File No. 0-14703.

                                  EXHIBIT 10.1
       Restricted Stock Agreement between NBT Bancorp Inc. and (Director)

                           RESTRICTED STOCK AGREEMENT
                                     BETWEEN
                              NBT BANCORP INC. AND


     AGREEMENT made as of January 1, 1998 by and between NBT Bancorp Inc. ("Company") and ("Participant"):


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

         THEREFORE, in consideration of the mutual promises and covenants contained herein, it is hereby agreed as follows:

1.       AWARD OF SHARES.
Under the terms of this Agreement, the Company has awarded the Participant a Restricted stock award on January 1, 1998 ("Award Date"), covering 112 shares of NBT Bancorp Inc. Common Stock, with a fair market value equal to $3,002.72 (annual director's retainer), subject to the terms, conditions and restrictions set forth in this agreement.

2.       AWARD RESTRICTIONS.
The shares covered by restricted stock award shall vest in accordance with the schedule set forth below:

       Full Years Elapsed from Award Date                Percent Vested
       ----------------------------------                --------------
                           1                                     33%
                           2                                     66%
                           3                                     100%


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

During the restriction period, the shares covered by the restricted stock award not already vested are not transferable by the Participant by means of sale, assignment, exchange, pledge, or otherwise. However, the restriction period will lapse upon a change of ownership control within the meaning of Internal Revenue Code ss.368(c) of Company or NBT Bancorp Inc. The lapse of the restriction period will cause the restricted stock award to be fully vested.

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

5.       DUTY TO NOTIFY.
It is the Participant's duty to notify the Company in the event an Internal Revenue Code ss.83(b) election is made in the year of the award.

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


         IN WITNESS WHEREOF, the parties have executed this Agreement on this _____ day of ________, ________


                                              NBT BANCORP INC.

                                              By_______________________________
                                                       President


                                              And
                                              by_______________________________
                                                       CFO and Treasurer



                                              _________________________________
                                                       Signature of Participant



                                              _________________________________
                                                       Name of Participant
                                                       (please print)

                                  EXHIBIT 10.2
                       Restricted Stock Agreement between
                  NBT Bank, National Association and (Director)

                           RESTRICTED STOCK AGREEMENT
                                     BETWEEN
                               NBT BANK, N.A. AND



     AGREEMENT made as of January 1, 1998 by and between NBT Bank, N.A. ("Company") and ("Participant"):


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

         THEREFORE, in consideration of the mutual promises and covenants contained herein, it is hereby agreed as follows:

1.       AWARD OF SHARES.
Under the terms of this Agreement, the Company has awarded the Participant a Restricted stock award on January 1, 1998 ("Award Date"), covering 112 shares of NBT Bancorp Inc. Common Stock, with a fair market value equal to $3,002.72 (annual director's retainer), subject to the terms, conditions and restrictions set forth in this agreement.

2.       AWARD RESTRICTIONS.
The shares covered by restricted stock award shall vest in accordance with the schedule set forth below:

       Full Years Elapsed from Award Date                Percent Vested
       ----------------------------------                --------------
                           1                                     33%
                           2                                     66%
                           3                                     100%


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

During the restriction period, the shares covered by the restricted stock award not already vested are not transferable by the Participant by means of sale, assignment, exchange, pledge, or otherwise. However, the restriction period will lapse upon a change of ownership control within the meaning of Internal Revenue Code ss.368(c) of Company or NBT Bancorp Inc. The lapse of the restriction period will cause the restricted stock award to be fully vested.

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

5.       DUTY TO NOTIFY.
It is the Participant's duty to notify the Company in the event an Internal Revenue Code ss.83(b) election is made in the year of the award.

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


         IN WITNESS WHEREOF, the parties have executed this Agreement on this _____ day of ________, ________


                                              NBT BANK, N.A.

                                              By_______________________________
                                                        President

                                              And
                                              by_______________________________
                                                        CFO and Treasurer



                                              _________________________________
                                                        Signature of Participant



                                              _________________________________
                                                        Name of Participant
                                                        (please print)

                                  EXHIBIT 10.3
          Certificate of Incorporation of NBT Bancorp Inc. as amended

                          CERTIFICATE OF INCORPORATION
                                       OF
                                NBT BANCORP INC.
                               AS AMENDED THROUGH
                                 APRIL 18, 1998

     FIRST: The name of the corporation (hereinafter called the Corporation) is NBT BANCORP INC.


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

(A) FOURTH: The total number of shares of all classes of capital stock which the Corporation shall have the authority to issue is Seventeen Million Five Hundred Thousand (17,500,000) shares, consisting of Fifteen Million (15,000,000) shares of Common Stock having no par value, stated value $1.00 per share and Two Million Five Hundred Thousand (2,500,000) shares of Preferred Stock having no par value, stated value $1.00 per share.

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

A) AS LAST AMENDED APRIL 18, 1998


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

     SIXTH: The Corporation is have perpetual existence.

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

          (d) Nothing contained in the Article shall be construed to relieve a Major Stockholder from any fiduciary obligation imposed by law. In addition, nothing contained in this Article hall prevent any stockholders of the Corporation from objecting to any Business Combination and from demanding any appraisal rights which may be available to such stockholder.
(C)

          (e) The Board of Directors of the Corporation shall be divided into three classes: Class 1,Class 2 and Class 3, which shall be as nearly equal as possible. Each Director shall serve for a term ending on the date of the third Annual Meeting of Stockholders following the Annual Meeting at which such Director was elected; provided, however, that each initial Director in Class 1 shall hold office until the Annual Meeting of Stockholders in 1987; each initial Director in Class 2 shall hold office until the Annual Meeting of Stockholders in 1988; and each initial Director in Class 3 shall hold office until the Annual Meeting of Stockholders in 1989. Such initial Directors for each of the three Classes of Directors shall be as follows:
     Class 1 - John M. Kolbas and Paul O. Stillman; Class 2 - Donald E. Stone, Darryl R. Gregson and Paul R. Enggaard; Class 3 - Everett A. Gilmour, J.K. Weinman and Thomas J. Mirabito. In the event of any increase or decrease in the authorized number of Directors, (1) each Director then serving as such nevertheless continue as a Director of the Class of which he is a member until the expiration of his current term, or his earlier resignation, removal from office or death, and (2) the newly created or eliminated directorships resulting from such increase or decrease shall be appointed by the Board of Directors among the three Classes of Directors so as to maintain such classes as nearly equal as possible. Notwithstanding any of the foregoing provisions of this Article ELEVENTH, each Director shall serve until his successor is elected and qualified or until his earlier resignation, removal from office or death.

(D) TWELTH: A director of the Corporation shall not be personally liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as director except for liability (i) for any breach of the director's duty of loyalty to the Corporation of its stockholders, (ii) for acts of omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law, as the same exists or hereafter may be amended, or
     (iv) for any transaction from which the director derived an improper personal benefit. If the Delaware General Corporation Law hereafter is amended to authorize the further elimination or limitation of the liability of directors, then the liability of a director of the Corporation, in addition to the limitation on personal liability provided herein, shall be limited to the fullest extent permitted by the amended Delaware General
     Corporation Law. Any repeal or modification of this paragraph by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation on the personal liability of a director of the Corporation existing at the time of such repeal or modification.

(C)  PARAGRAPH (e) ADDED BY AMENDMENT FEBRUARY 21, 1986.

(D)  ARTICLE TWELFTH ADDED BY AMENDMENT FEBRUARY 28, 1987.

                                  EXHIBIT 10.4
               NBT Bancorp Inc. 1993 Stock Option Plan as amended

                                NBT BANCORP INC.
                             1993 STOCK OPTION PLAN

         1. Purposes. (a) The purposes of the 1993 Stock Option Plan (the "Plan") are (a) to attract and retain outstanding key management employees, (b) to further the growth, development, and financial success of NBT Bancorp Inc. (the "Company") by recognizing and rewarding those key employees responsible therefore, (c) to provide an incentive to, and encourage stock ownership in the Company, by those employees responsible for the policies and operations of the Company or its subsidiaries, and (d) to revise and amend the Company's stock option plan dated November 25, 1986, as amended January 12, 1988 (referred to herein as the "1986 Plan"), in the manner set forth in Section 22, below.

         (b) In furtherance of these purposes, all stock options to be granted pursuant to the Plan shall be non-statutory ("non-qualified") stock options.

         2. Administration. (a) This Plan shall be administered by the Board of Directors of the Company, the Compensation and Benefits Committee of the Board of Directors of the Company (or successor committee) or a subcommittee thereof (the "Committee"). The Committee shall consist of not fewer than three members of the Board of Directors. It is intended that the Committee at all times comply with the disinterested administration provisions of Rule 16b-3 promulgated under
Section 16(b) of the Securities Exchange Act of 1934, as amended.

         (b) The Committee shall have full authority and discretion to determine, consistent with the provisions of this Plan, the employees to be granted options; the times at which options will be granted; the option price of the shares subject to each option (subject to Section 6); the number of options to be granted to each employee; the period during which each option becomes exercisable (subject to Section 8); and the terms to be set forth in each option agreement. The Committee shall also have full authority and discretion to adopt and revise such rules and procedures as it shall deem necessary for the administration of this Plan. The Committee shall act by majority vote of all members taken at a meeting of the Committee or by the written affirmation of a majority of its members without a meeting.

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

         4. Shares of stock subject to this Plan. The number of shares which may be issued pursuant to options granted under this Plan shall not exceed 1,207,753 shares of the no par value, stated value $1.00 per share, common stock of the Company (the "Common Stock"). Such shares may be authorized and unissued shares or shares previously acquired or to be acquired by the Company and held in treasury. The Company shall reserve a sufficient number of shares for options granted under the Plan. Any shares subject to an option which expires for any reason or is terminated unexercised as to such shares may again be subject to an option under this Plan.

         5. Issuance and terms of option certificates. Each optionee shall be entitled to receive an appropriate certificate evidencing his option and referring to the terms and conditions of this Plan.

         6. Granting price of options. (a) The grant of each option shall state the number of shares to which it pertains and shall state the exercise price, which shall not be less than 100% of the fair market value of the Common Stock. "Fair Market Value," as used in this Plan, shall mean the average between the highest and lowest quoted selling prices of the Common Stock on the National Market System of NASDAQ on the date of grant and the five preceding trading days prior to the date of grant. If there is no sale reported on the National Market

System of NASDAQ on the appropriate date, the Fair Market Value shall be determined by taking the average between the highest and lowest sales for the five most recent preceding trading days.

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

         8. Term and exercise of options. (a) Each option granted under this Plan shall be exercisable on the dates, for the number of shares and on such other terms as shall be provided in the agreement evidencing the option granted by the Committee. An option granted under the Plan shall become exercisable in installments as follows: to the extent of forty percent (40%) of the number of shares originally covered thereby with respect to each particular grant of options, at any time after the expiration of one year from the date of grant, and to the extent of an additional twenty percent (20%) of such number of shares upon the expiration of each succeeding year, so that upon the expiration of four years from the date of grant one hundred percent (100%) of such number of shares will be eligible for exercise by the optionee; and such installments shall be cumulative.

         (b)An option may be exercised at any time or from time to time during the term of the option as to any or all full shares which have become purchasable under the provisions of the option and this Plan. However, no option shall be exercisable until after one year from the date of grant, nor after the expiration of ten years from the date of grant.

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

         (d) (i) Except as otherwise provided herein, for each share of Common Stock purchased by an optionee upon the exercise of a stock option pursuant to the Plan, the optionee upon the approval of the Board or the Committee shall receive a replacement option (a "Reload Option") to purchase another share of Common Stock at the Fair Market Value, determined in accordance with Section 6(a), on the date of exercise of such original option.

         (ii) A Reload Option shall become exercisable two years after the date of its grant, provided the optionee is then an employee or retired employee of the Company, shall be exercisable for the same number of years that was originally assigned to the option which such Reload Option replaced, and shall be subject to such other terms and conditions as the Committee may determine.

         (iii) No Reload  Option  shall be  granted  upon  exercise  of a Reload
Option.

         (iv) If an optionee shall sell shares of Common Stock without Board or Committee approval (which approval shall not be withheld in the case of an optionee's financial hardship) within two years after the grant of a Reload Option, then the number of shares of Common Stock available for purchase by an optionee upon the exercise of a Reload Option shall be reduced by that number of shares of Common Stock that the optionee shall have sold without such approval within such two-year period after the grant date of the Reload Option.

       9. Nontransferability. All options granted under this Plan shall be nontransferable by the optionee, otherwise than by will or the laws of descent and distribution, and shall be exercisable during his lifetime, only by him, nor may any option be assigned, pledged, hypothecated, or otherwise disposed of in any other way. Upon any attempt to sell, transfer, assign, pledge, hypothecate or otherwise dispose of an option or any other right or privilege conferred under this Plan, such option and any other rights or privileges conferred hereunder shall be deemed forfeited, immediately terminated, and rendered null and void.

         10. Requirements of law. The granting of options and the issuance of shares of Common Stock upon the exercise of an option shall be subject to all applicable laws, rules, and regulations and shares shall not be issued except upon approval of proper government agencies or stock exchanges as may be required.

         11. Termination of Employment. (a) Except as otherwise provided herein and in Section 12, if an optionee's employment with the Company or its subsidiaries shall terminate for any reason, he may, but only within a period of 30 days beginning the day following the date of such termination of employment, exercise his option, to the extent that he was entitled to exercise it at the date of such termination.


         (b)(i) If an optionee's employment with the Company or its subsidiaries shall terminate for "cause," as defined below, all options held by such optionee at the date of such termination of employment shall be deemed forfeited, immediately terminated, and rendered null and void.

         (ii) Termination of an optionee's employment by the Company for "cause" shall mean termination because, and only because, the optionee committed an act of fraud, embezzlement, or theft constituting a felony or an act intentionally against the interests of the Company which causes the Company material injury. Notwithstanding the foregoing, the optionee shall not be deemed to have been terminated for cause unless and until there shall have been delivered to the optionee a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for the purpose (after reasonable notice to the optionee and an opportunity for the optionee, together with optionee's counsel, to be heard before the Board), finding that in the good faith opinion of the Board the optionee was guilty of conduct constituting cause as defined above and specifying the particulars thereof in detail.

         12. Retirement, disability, or death of optionee. (a) In the event that the optionee shall retire, the option shall become exercisable in full on the date of retirement, shall otherwise continue in full force and effect as if the optionee were still employed by the Company or its subsidiaries, and shall be exercisable in accordance with its terms.

         (b) In the event that the optionee shall become permanently and totally disabled, as determined by the Committee in accordance with applicable Company personnel policies, such option shall become exercisable in full on the date of such disability and shall otherwise remain exercisable in accordance with its terms for the remaining term of the option as established upon grant of such option.

         (c) In the event of the death of an optionee while in the employ of the Company or its subsidiaries, the option theretofore granted to him shall be exercisable only by the proper personal representative of the optionee's estate within a period of six months after the date of death and such option shall become exercisable in full on the date of such death.

         13. Acceleration of Vesting. (a) Immediately upon the occurrence of a Change in Control of the Company, all options shall immediately vest and become exercisable in full, including that portion of any option that had not theretofore become vested and exercisable.

         (b) A "Change of Control" of the Company shall mean:

         (i) A change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A as in effect on the date hereof pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"); provided that, without limitation, such a change in control shall be deemed to have occurred at such time as any Person hereafter becomes the "Beneficial Owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 30 percent or more of the combined voting power of the Company's Voting Securities; or

         (ii) During any period of two consecutive years, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof unless the election, or the nomination for election by the Company's shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period; or

         (iii) There shall be consummated (x) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or pursuant to which Voting Securities would be converted into cash, securities, or other property, other than a merger of the Company in which the holders of Voting Securities immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, or (y) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions), of all, or substantially all of the assets of the Company, provided that any such consolidation, merger, sale, lease, exchange or other transfer consummated at the insistence of an appropriate banking regulatory agency shall not constitute a change in control; or

         (iv) Approval by the shareholders of the Company of any plan or proposal for the liquidation or dissolution of the Company.

         (c) For purposes of these "Change in Control" provisions, the term "Person" shall mean and include any individual, corporation, partnership, group, association, or other "person," as such term is used in Section 14(d) of the Exchange Act, other than the Company or any employee benefit plan(s) sponsored by the Company.

         (d) The term "Voting Securities" shall mean the Company's outstanding securities ordinarily having the right to vote at elections of directors.

         14. Adjustments. In the event of any change in the outstanding shares of Common Stock by reason of any stock dividend or split, recapitalization, reclassification, merger, consolidation, combination or exchange of shares, or other similar corporate change, then if the Committee shall determine, in its sole discretion, that such change necessarily or equitably requires an adjustment in the number of shares subject to each outstanding option and the option prices or in the maximum number of shares subject to this Plan, such adjustments shall be made by the Committee and shall be conclusive and binding for all purposes of this Plan. No adjustment shall be made in connection with the sale by the Company of its Common Stock in the open market in an SEC-registered offering or in a privately-placed exempt offering or the issuance by the Company of Common Stock pursuant to the Company's Automatic Dividend Reinvestment and Stock Purchase Plan or the Employees' Stock Ownership Plan or of any warrants, rights, or options to acquire additional shares of Common Stock or of securities convertible into Common Stock.

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

         21. Amendment and termination. Unless this Plan shall theretofore have been terminated as hereinafter provided, no options may be granted after April 18, 2008. The Board of Directors may terminate this Plan or modify or amend this Plan in such respect as it shall deem advisable, provided, however, that the Board of Directors may not without further approval by the Company's shareholders, (a) increase the aggregate number of shares of Common Stock as to which options may be granted under the Plan except as provided in Section 14,
(b) change the class of persons eligible to receive options, (c) change the provisions of the Plan regarding the option price, (d) extend the period during which options may be granted, (e) extend the maximum period after the date of grant during which options may be exercised or (f) change the provision in the Plan as to the qualification for membership on the Committee. No termination or amendment of the Plan may, without the consent of a person to whom an option shall theretofore have been granted, adversely affect the rights of such person under such option.

         22. Revision and amendment of 1986 Plan. (a) Upon the adoption of the Plan, the Board of Directors and the Committee shall have no authority to grant additional options or SARs pursuant to the 1986 Plan, except as otherwise provided in this Section.

         (b) Article VI of the 1986 Plan is hereby amended to authorize the Board of Directors or the Committee to (i) dissolve the in tandem feature of previously-granted options and SARs and (ii) cancel previously granted SARs and grant replacement options on the basis of seven-tenths (.7) options for each SAR and such replacement options having terms similar to those of the canceled SARS, the Board of Directors having determined that this was the amount necessary to induce holders of SARs to surrender such SARS.

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

                                NBT BANCORP INC.

                                /s/DARYL R. FORSYTHE

                                Daryl R. Forsythe
                                President and Chief Executive Officer

                                /s/JOHN D. ROBERTS

                                John D. Roberts
                                Secretary

                                  EXHIBIT 10.5
                             Lease of Oxford Office

                                      LEASE

                                     BETWEEN

                           JAMES MIRABITO & SONS, INC.
                                   (LANDLORD)

                                       AND

                                 NBT BANK, N.A.
                                    (TENANT)

                                TABLE OF CONTENTS

                                                                            PAGE

Premises   ..................................................................  1

Term   ......................................................................  1

Rent   ......................................................................  3

Improvements      ...........................................................  3

Utilities ...................................................................  4

Restrooms     ...............................................................  4

Taxes   .....................................................................  4

Parking   ...................................................................  5

Maintenance and Modification         ........................................  6
              Repairs by Tenant      ........................................  6
              Repairs by Landlord    ........................................  6

Alterations by Tenant      ..................................................  7

Personal Property    ........................................................  8

Compliance with Law        ..................................................  8

Use of Premises     .........................................................  9

Assignment and Sublease        ..............................................  9

Fire and Casualty    ........................................................ 10

Landlord's Access to Premises        ........................................ 11

Tenant's Default    ......................................................... 12

Damage to Premises       .................................................... 14

                                TABLE OF CONTENTS
                                                                            PAGE

Access to Premises       .................................................... 14

Signs  ...................................................................... 14

Exemption from Liability .................................................... 15

Subordination to Mortgages................................................... 15

No Waiver of Rights      .................................................... 16

Eminent Domain      ......................................................... 17

Removal of Trade Fixtures.................................................... 17

Continued Liability for Rent................................................. 17

Waiver of Right to Redeem.................................................... 18

Governmental Preemption  .................................................... 18

No Abatement or Diminution of Rent........................................... 19

Failure to Deliver Possession................................................ 20

Insurance    ................................................................ 20

Indemnification    .......................................................... 22

Limitation on Tenant's Remedies.............................................. 22

Environmental     ........................................................... 22

Late Fee   .................................................................. 25

Quiet Enjoyment of Premises.................................................. 25

Representations and Warranties............................................... 25

Obstructions    ............................................................. 27

                                TABLE OF CONTENTS

                                                                            PAGE

Cessation of Business........................................................ 27

Memorandum of Lease.......................................................... 28

Force Majeure   ............................................................. 28

Approvals    ................................................................ 28

Right of First Refusal....................................................... 29

Confidentiality ............................................................. 30

New York Law    ............................................................. 30

Headings   .................................................................. 30

Notices  .................................................................... 30

Miscellaneous   ............................................................. 31



EXHIBITS

     Exhibit "A" - Description of Improvments
     Exhibit "B" - Tenant's Signage

                                      LEASE

         THIS AGREEMENT between JAMES MIRABITO & SONS, INC., a New York business corporation having its principal office at 44 Grand Street, Sidney, New York 13838 ("Landlord"), and NBT BANK, N.A., a national banking corporation having its principal office at 52 S. Broad Street, Norwich, New York ("Tenant").
         Landlord hereby leases to Tenant and Tenant rents from Landlord, the Premises described below, upon the terms and conditions hereinafter set forth.

PREMISES

         The premises which are the subject of this Lease are approximately 2000 square feet of office space located at Canal Street in the Village of Oxford, Chenango County, New York being a portion of the Quickway for the purpose of installing and operating a branch of Tenant as shown on the floor plan, plans and specifications attached as part of Exhibit "A" ("Premises").

TERM

         (a) The term of this Lease is ten (10) years and shall commence on the date hereof and continue to and including a date, which is ten (10) years after the Rent Commencement Date. The Rent Commencement Date shall be the date on which Tenant opens the Demised Premises to the public for business, or the date which is sixty (60) days after the date the Demised Premises are ready for Occupancy as hereinafter defined.
         Landlord shall give Tenant notice in writing at least sixty (60) days prior to the date on which the Demised Premises will be Ready for Occupancy.

         The term "Ready for Occupancy" shall mean that (1) the Demised Premises and Common Area are substantially complete in accordance with the plans and specifications and description of improvements attached hereto and incorporated herein as "Exhibit A;" (2) all tools, scaffolding, surplus building materials, waste, debris and rubbish of every sort in or about the Demised Premises have been removed; exclusive possession of the Demised Premises have been delivered to Tenant; the Common Area is fit and suitable for use; and the parking lot is paved, striped and ready for use; (3) Landlord and Tenant shall have obtained all necessary approvals for Tenant signage, as hereinafter set forth; (4) Tenant may accept delivery from Landlord of the Demised Premises in a condition which is not "Ready for Occupancy" provided, however, that Landlord shall not be relieved of its duty to satisfy its obligations as set forth within this section.
         (b) In the event Tenant remains in possession of the Premises after the expiration of the original term of the Lease or any extension thereof, the Landlord may, at its option, upon fifteen (15) days' written notice to the Tenant, treat the holdover as an agreement on the part of the Tenant to an additional lease term on the same terms as set forth herein commencing as of the expiration of the previous Lease term.
         (c) Option to Renew: In the event Tenant has well and truly complied with each and every term, condition and covenant of this Lease, the Landlord grants to the Tenant the right to renew the Term of this Lease for three (3) additional terms of five (5) years each. The Tenant shall give the Landlord not less than six (6) months notice of its election to exercise each renewal option.

RENT

         Tenant shall pay without abatement, deduction or offset of any nature the rental amounts set forth below which rent shall be paid in advance on the first day of each month:

         Years  1 -  5;                            $2000.00 per month
         Years  6 - 10;                            $2500.00 per month
         Years 11 - 15; (1st Option Period)        $2625.00 per month
         Years 16 - 20; (2nd Option Period)        $2756.25 per month
         Years 21 - 25; (3rd Option Period)        $2894.06 per month

IMPROVEMENTS

         The Landlord shall, at its own cost and expense, construct the improvements to the Premises as detailed in Exhibit "A". It shall be the responsibility of the Landlord to insure that the Demised Premises and the Common Area, when completed, will be well-built in a workmanlike manner, using accepted industry standards and practices, properly constructed, free of Hazardous Substances and Asbestos (as hereinafter defined) and ready for installation of all Tenants, fixtures and equipment.
         Landlord, at its own cost, agrees to construct the Demised Premises and Common Area pursuant to drawings prepared as set forth upon Exhibit "A" in compliance with all state and local building, health, fire and other codes pertaining thereto, and a temporary or permanent Certificate of Occupancy or its equivalent has been issued and a copy thereof given to Tenant. Tenant shall be responsible for the construction of the interior of the Premises and the furnishing of the same as also detailed in Exhibit "A".

UTILITIES

         Tenant shall be responsible for the payment of all utilities or services used in the Premises including but not limited to telephone, electric, gas and heating oil. Said payments shall be made by Tenant directly to the provider of such utility or service. Landlord shall provide separate utility meters to measure Tenant's actual consumption of such utilities as are used by Tenant on the Demised Premises, or obtain separate utility meters from utility companies furnishing such services.

RESTROOMS

         During  normal  business  hours,  Tenant's  employees,   customers  and
invitees shall be entitled to use the restroom facilities maintained by Landlord located in the building of which the Premises are a part.

TAXES

         Tenant covenants and agrees to pay the Landlord, within 20 days of receiving notice from Landlord and a copy of the tax bill, Tenant's pro rata share of the county, town, village and school taxes and assessments on the premises during the term of this Lease and any renewals hereof. The Tenant's pro rata share shall be thirty percent (30%) of the total tax or assessment and shall constitute additional rent.
         Appropriate credit shall be given Tenant for any real estate tax refund obtained by reason of any reduction in the taxable assessed valuation of the real property of which the Demised Premises form a part. The original computations, as well as payments of additional rent, if any, or allowances, if any, under the provisions of this paragraph, shall be based on the original assessed valuations, with adjustments to be made at a later date when the tax refund, if any, shall be paid to Landlord by the taxing authorities.
         Before computing the amount of any allowance or credit to be made to Tenant pursuant to this paragraph, there shall be deducted from the gross amount of the real estate taxes refunded to Landlord, all reasonable expenses paid by Landlord in connection with obtaining the refund (including, without limitation, reasonable appraisal and counsel fees), and the refund to tenant shall be determined by the net amount of the refund received by Landlord multiplied by the percentage of real estate taxes imposed on assessed upon the land and building comprising the real property of which the Demised Premises form a part in respect of the tax year (as for years or parts thereof) covered by the real estate tax in respect of which Landlord shall have received the refund.

PARKING

         Tenant and its customers shall have the right to use the parking area adjacent to the Premises in common with other tenants of the building. The parking area shall contain not less than twenty-one (21) parking spaces for automobiles with dimensions to be not less than 9 feet X 18 feet during the term and all renewals, and Tenant shall have five (5) spaces immediately adjacent and contiguous to the Demised Premises, identified upon the Plot Plan, and identified upon the Premises by Tenant at its sole cost and expense as "Reserved Parking for NBT Customers." Landlord and Tenant shall, during the term of this Lease and all renewals, require that each of their respective employees park vehicles in the rear of the building of which the Demised Premises form a part.

MAINTENANCE AND MODIFICATIONS

         A.    Repairs by Tenant:

         Tenant shall at its own cost and expense, maintain and repair the interior of the Demised Premises (including, without limitations, any dropped ceiling) and Tenant's entrance and exit doors. It shall be the Tenant's responsibility and obligation to maintain, repair and/or replace all utility and service pipes and lines inside the point of entry into the Demised Premises.
         Tenant shall also make all repairs and/or  replacements  on the Demised
Premises necessitated by the negligence of the Tenant, its agents and/or employees.
         Tenant agrees to make all repairs, modifications and improvements to the Demised Premises as may be required by the Americans with Disabilities Act (or similar federal, state or local disability laws) for the Tenant to be in compliance with the aforementioned disability laws. Tenant shall also he responsible for its own janitorial services and supplies.

         B.    Repairs by Landlord:

         Landlord shall, at its sole cost and expense, maintain and repair the exterior roof, interior roof structure (which shall not include any dropped ceiling), roof membrane, foundation walls, sprinkler system, sidewalks, exterior paint, all floors (excluding floor coverings), and the Heating, Ventilation, and Air-Conditioning System of the Demised Premises. In addition, Landlord shall maintain, repair and/or replace all utilities to the point of entry to the Demised Premises. Landlord shall have responsibility for snow and garbage removal and for maintenance and repair of the parking area and the exterior of the building in which the Premises are located.
         Within twenty-four (24) hours after written notice from Tenant of the failure or other malfunction of the HVA system, Landlord shall commence to repair or replace the HVA system, and such work shall be completed within a reasonable time thereafter. If Landlord fails to commence such repairs of replacement within such twenty-four (24) hour period, Tenant may repair or replace the HVA system and deduct the cost and expense therefrom from all rents and other charges thereafter payable by Tenant to Landlord.
         Landlord shall also make all repairs and/or replacements to the Demised Premises necessitated by the negligence of it, its agents and employee.
         Landlord agrees to maintain the Common Area, including the entire bituminous parking area, at all times, and to comply with and conform to the requirements prescribed by governmental laws, rules and regulations and/or directives as may exist or may hereafter be enacted subsequent to the execution of this Lease, excluding the Americans with Disabilities Act as affecting Tenant's Premises.

ALTERATIONS BY TENANT

         Tenant,  at  its  sole  cost  and  expense,   may  make  any  and  all
interior non-structural alterations, additions or improvements to the Demised Premises, including but not limited to, doors and windows. Any such alterations shall be made in a good, workmanlike manner and shall not weaken the structure thereof. In addition, Tenant shall take all necessary steps to comply with all lawful requirements associated with such alterations or improvements, including but not limited to, procuring any and all required governmental permits.
         Tenant shal1 not have the right to make any structural or exterior, alterations, additions or improvements to the Demised Premises which increase the perimeter of the building over the Demised Premises, or which changes its exterior appearance without first obtaining, in each instance, Landlord's prior written consent, which consent shall not be unreasonably withheld or delayed.

PERSONAL PROPERTY

         All fixtures and equipment of whatsoever nature placed or installed upon the Demised Premises by Tenant shall remain the property of Tenant, and Tenant shall have the right to release such fixtures and equipment to Landlord or at Tenant's sole option remove the same at any time provided, however, that upon removal of such fixtures or equipment, Tenant shall repair, at its own cost and expense, all damage to the Demised Premises caused by such removal.

COMPLIANCE WITH LAW

         Tenant shall promptly execute and comply with all statutes, ordinances, rules, orders, regulations and requirements of the Federal, State and Local Governments and of any and all their Departments and Bureaus applicable to the Premises, for the correction, prevention, and abatement of nuisances or other grievances, in, upon, or connected with the Premises during said term; and shall also promptly comply with and execute all rules, orders and regulations of the

New York Board of Fire Underwriters, or any other similar body, at the Tenant's own cost and expense.

USE OF PREMISES

         Tenant may use the Demised Premises for a full and complete Bank Branch office, or for any other lawful purpose, so long as such lawful purpose does not violate any applicable law, and upon the condition precedent that such use does not compete with any other existing use of the Premises of which the Demised Premises form a part.

ASSIGNMENT AND SUBLEASE

         Tenant may assign this Agreement or sublet the Premises, upon the condition precedent that the sub-lessee or assignee may not use the Demised Premises for any business that competes with a use then existing upon the Premises of which the Demised Premises form a part; however, in the event Tenant assigns the Lease, Tenant shall continue to remain liable hereunder. If Tenant assigns this Lease, Landlord when giving notice to the assignee or any future assignee with respect to any default, shall also serve a copy of such notice upon Tenant, and no notice of default shall be effective until a copy thereof is received by Tenant. Tenant shall have the same period after receipt of notice to cure such default as is given to such assignee under the terms of this Lease. Tenant shall have the option, to be exercised by notifying Landlord within thirty (30) days after receipt by Tenant of Landlord's notice, to cure any default and become Tenant under a new Lease for the remainder of the Term of this Lease upon all of the same terms and conditions as then remain under this

Lease as it may have been amended by agreement between Landlord and Tenant.

FIRE AND CASUALTY

         (a) Tenant must given Landlord prompt notice of fire, accident, damage or dangerous or defective conditions. If the Premises cannot be used because of fire or other casualty, Tenant shall not be required to pay rent for the time the Premises are unusable. If part of the Premises cannot be used, Tenant must pay rent for the usable part, unless such part is too small to accommodate Tenant's business. Landlord shall have the right to decide which part of the Premises is usable. Landlord is not required to repair or replace any equipment, fixtures, furnishings or decorations unless originally installed by Landlord, unless such replacement is included in Landlord's insurance recovery. Landlord is not responsible for delays due to settling insurance claims, obtaining estimates, labor and supply problems or any other cause not fully under Landlord's control.
         (b) In the event of any damage or destruction by fire, casualty or other causes (hereinafter refined to as "Destruction") to all or any part of the Demised Premises, including but not limited to, the Common Area, Landlord shall commence promptly to restore the same to substantially the same condition as existed immediately preceding the Destruction. If Destruction is partial, Landlord shall complete restoration within ninety (90) days after the
Destruction. If the Destruction is total, Landlord shall complete the restoration within one hundred eight (180) days after the Destruction.

         If, the result of any Destruction, fifty percent (50%) or more of the total floor area of the Demised Premises is damaged, destroyed, or in Tenant's reasonable opinion, rendered untenantable, and less than two (2) years remain under the term of this Lease, Landlord or Tenant may elect to terminate this Lease by giving notice to the other of such election on or before the date which is ninety (90) days after the Destruction, stating the date of termination, which shall not be more than thirty (30) days after the date of which such notice of termination shall have been given, and (1) upon the date specified in such notice, this Lease and the term hereof shall cease and expire, and (2) any base rent and additional rents and other charges paid for a period after the date of Destruction shall be apportioned as of the date and refunded promptly to Tenant.

LANDLORD'S ACCESS TO PREMISES

         (a) Tenant agrees that Landlord and the Landlord's agents and other representatives shall have the right to enter into and upon the Premises, or any part thereof, at all reasonable hours for the purpose of examining the same, or making such repairs or alterations therein as may be necessary for the safety and preservation thereof. Reasonable hours for the purpose of this sub-paragraph shall be during the Tenant's normal business hours to the public, unless an emergency arises. In the event an emergency arises, Tenant agrees that its Branch Manager shall accompany Landlord or Landlord's agents upon any such entry.
         (b) Tenant agrees to permit Landlord or the Landlord's agent to show the Premises to persons wishing to hire or purchase the same; and Tenant further agrees that on and after the sixth month, next preceding the expiration of the term hereby granted, Landlord or Landlord's agents shall have the right to place notices on the front of the Premises, or any part thereof, offering the

Premises "To Let" or "For Sale", and Tenant hereby agrees to permit the same to remain thereon without hindrance or molestation.

TENANT'S DEFAULT
         (a)   If Tenant is in default as hereinafter set forth, Landlord may:
               (1) At any time thereafter terminate this Lease and the term thereof upon giving to Tenant ninety-six (96) hours notice in writing of the default and Landlord's intention to terminate this Lease, and upon giving such notice, unless Tenant cures said default within said period, this Lease and the term thereof shall terminate on the date fixed in such notice as if said date were the date originally fixed in this Lease for the termination or expiration thereof, and on such termination, Landlord may enter the Premises or any part thereof, either with or without process of law, and expel Tenant or any person occupying the Premises, using such force as may be reasonably necessary to do so; or

               (2) Maintain an action for monies due and to become due to the end of the term of this Lease; or

               (3) Relet the Premises or any part thereof, either in the name of Landlord or otherwise, for such term or terms as Landlord may determine, which may be more than or less than the period which otherwise would have constituted the balance of the term of this Lease, and in connection therewith, Landlord may grant concessions or free rent, or charge a lower rent than that in this Lease. Tenant shall pay to Landlord as liquidated damages any deficiency between the rent hereby reserved and the net amount of the rent received, if any, after deducting for legal expenses, attorneys' fees, brokerage, advertising, for keeping the Demised Premises in good order and for preparing the same for reletting and for any other expense incurred in reletting the Premises. The failure or refusal of Landlord to relet the Premises or any part or parts thereof shall not release or affect Tenant's liability for damages; or

               (4) Exercise any other legal right or remedy available to Landlord under law.

        (b) If any default shall occur, other than in the payment of money, which cannot with due diligence be cured within a period of ninety-six
(96) hours, and Tenant, prior to the expiration of such period, commences to eliminate the cause of such default and proceeds diligently to cure such default, subject to the force majeure provisions hereinafter defined, and such default is thereafter cured, Landlord shall not have the right to exercise any of its rights or remedies hereunder.
         (c) All rights herein given to Landlord for the recovery of the Premises or for money damages because of the default of Tenant are hereby reserved and conferred upon Landlord as distinct, separation, and cumulative remedies, and no one of the, whether exercised by Landlord or not, shall be deemed to be in exclusion of any other right or remedy which Landlord may have at law or in equity.
         (d) Tenant shall be considered in default hereunder upon the happening of any of the following events:

               (1) Tenant shall fail to pay the rent or any part thereof or any other financial obligation of Tenant to Landlord.

               (2) Tenant shall default in the performance of any of the covenants and agreements in this Lease contained on the part of Tenant to be kept and performed.

               (3) Tenant shall fail to comply with any of the statutes, ordinances, rules, orders, regulations and requirements of the federal, state and local government, or of any and all of their departments and bureaus, or of the Board of Fire Underwriters, applicable to the Premises.

               (4) Proceedings in Bankruptcy shall be instituted by or against Tenant which result in any adjudication of bankruptcy, or if Tenant shall file or any creditor of Tenant shall file, or any other person or persons shall file any Petition under the Bankruptcy Laws of the United States, as the same are now in force or may hereafter be amended, and Tenant be adjudicated a bankrupt, or if a receiver of the business or assets of Tenant be appointed and such appointment not be vacated within sixty (60) days after notice thereof to Tenant, or the Tenant makes an assignment for the benefit of creditors, or any sheriff, marshall, constable or keeper takes possession thereof by virtue of any attachment
                        of execution   proceedings  and  offers  same  for  sale
                        publicly.

DAMAGE TO PREMISES

         Tenant shall replace, at the expense of Tenant, any and all broken glass in and about the Premises. Tenant shall insure, and keep insured, all plate glass in the Premises for and in the name of Landlord. Damage and injury to the Premises, caused by the carelessness, negligence or improper conduct on the part of Tenant or Tenant's agents or employees shall be repaired as speedily as possible by the Tenant at the Tenant's own cost and expense.

ACCESS TO PREMISES

         Tenant shall neither encumber nor obstruct the sidewalk in front of, entrance to, or halls and stairs of the Premises, nor allow the same to be obstructed or encumbered in any manner.

SIGNS

         Tenant shall neither place, or cause or allow to be placed, any sign or signs of any kind whatsoever at, in or about the entrance to the Premises or any other part of same, except in or at such place or places as may be indicated by the Landlord and consented to by the Landlord in writing. Landlord acknowledges that Tenant shall be entitled, at its expense, to erect and maintain the signs as are described in Exhibit "B" attached hereto during the term and all renewals, and Landlord consents to the size and/or placement of such signs. In the event that Landlord or the Landlord's representatives shall deem it necessary to remove any such sign or signs in order to paint the Premises or the Building or make any other repairs, alterations or improvements in or upon the the Premises or Building or any part thereof, Landlord shall have the right to do so, providing the same be removed and replaced at Landlord's expense, whenever the said repairs, alterations or improvements shall be completed.

EXEMPTION FROM LIABILITY

         Landlord is exempt from any and all liability for any damage or injury to person or property caused by or resulting from steam, electricity, gas, water, rain, ice or snow, or any leak or flow from or into any part of the Building or from any damage or injury resulting or arising from any other cause or happening whatsoever unless said damage or injury be caused by or be due to the negligence of Landlord.

SUBORDINATION TO MORTGAGES

         This instrument shall not be a lien against the Premises in respect to any mortgages that are now on or that hereafter may be placed against the Premises, and that the recording of such mortgage or mortgages shall have preference and precedence and be superior and prior in lien of this Lease, irrespective of the date of recording and Tenant agrees to execute without cost, any such instrument which may be deemed necessary or desirable to further effect the subordination of this Lease to any such mortgage or mortgages, and a refusal to execute such instrument shall entitle Landlord, or Landlord's assigns and legal representatives to the option of canceling this Lease without incurring any expense or damage and the term hereby granted is expressly limited accordingly. Nothing herein shall prevent Tenant from enjoyment and possession of the Premises upon payment of the rent as it becomes due and owing and performance of all the covenants herein.
         As a condition of such subordination, the Lender shall execute and deliver to Tenant a non-disturbance agreement. The non-disturbance agreement shall include lender's agreement that the Lease and renewal terms thereof shall not be cut off, nor shall Tenant's possession and any rights of Tenant under the Lease be disturbed by any proceedings taken by reason of default of the mortgage, so long as there shall be no default by Tenant under the Lease existing for a period of time by reason of which Landlord would be entitled to terminate the Lease.
         Tenant will, upon the request of a lender signing such non-disturbance agreement, agree that if such lender succeeds to the interest of Landlord, Tenant will attorn to and recognize such lender as its Landlord under the terms of this Lease so as to establish direct privity between lender and Tenant.

NO WAIVER OF RIGHTS

         The failure of Landlord to insist upon a strict performance of any of the terms, conditions and covenants herein, shall not be deemed a waiver of any rights or remedies that Landlord may have, and shall not be deemed a waiver of any subsequent breach or default in the terms, conditions and covenants herein contained. This instrument may not be changed, modified, discharged, or terminated orally.

EMINENT DOMAIN

         If the whole or any substantial part of the Premises shall be acquired or condemned by Eminent Domain or by deed in lieu thereof, for any public or quasi public use or purpose, then and in that event, the term of this Lease shall cease and terminate from the date of title vesting in such proceeding and Tenant shall have no claim against Landlord for the value of any unexpired term of this Lease. No part of any award shall belong to Tenant. Tenant shall, however, have the right to proceed independently against the condemning authority for the cost of relocation and fixtures owned by Tenant upon the expiration of the term.

REMOVAL OF TRADE FIXTURES

         If after default in payment of rent or violation of any other provision of this Lease, or upon the expiration of this Lease, the Tenant moves out or is dispossessed and fails to remove any trade fixtures or other property prior to such said default, removal, expiration of Lease, or prior to the issuance of the final order or execution of the warrant, then and in that event, the said fixtures and property shall at Landlord's election either be deemed abandoned by Tenant and shall become the property of Landlord or removed by Landlord at Tenant's expense.

CONTINUED LIABILITY FOR RENT

         In the event that the relation of Landlord and Tenant may cease or terminate by reason of the re-entry of Landlord under the terms and covenants contained in this Lease or by the ejectment of Tenant by summary proceedings or otherwise, or after the abandonment of the Premises by Tenant, it is hereby agreed that Tenant shall remain liable and shall pay in monthly payments the rent which accrues subsequent to the re-entry by Landlord, and Tenant expressly agrees to pay as damages for the breach of the covenants herein contained, the difference between the rent reserved and the rent collected and received, if any, by Landlord during the remainder of the unexpired term, such difference or deficiency between the rent herein reserved and the rent collected if any, shall become due and payable, in monthly payments during the remainder of the unexpired term, as the amounts of such difference or deficiency shall from time to time be ascertained; and it is mutually agreed between Landlord and Tenant that the respective parties hereto shall and hereby do waive trial by jury in any action, proceeding or counterclaim brought by either of the parties against the other on any matters whatsoever arising out of or in any way connected with this Lease, Tenant's use or occupancy of said Premises, and/or any claim by injury or damage.

WAIVER OF RIGHTS TO REDEEM

         Tenant waives all rights to redeem under any law of the State of New York.

GOVERNMENTAL PREEMPTION

         This Lease and the obligation of Tenant to pay rent hereunder and perform all of the other covenants and agreements hereunder on part of Tenant to be performed shall in no way be affected, impaired or excused because Landlord is unable to supply or is delayed in supplying any service expressly or impliedly to be supplied or is unable to make, or is delayed in making any repairs, additions, alterations or decorations or is unable to supply or is delayed in supplying any equipment or fixtures if Landlord is prevented or delayed from so doing by reason of governmental preemption in connection with a national emergency or in connection with any rule, order or regulation of any department or subdivision thereof of any governmental agency or by reason of the condition of supply and demand which have been or are affected by war or other emergency.

NO ABATEMENT OR DIMINUTION OF RENT

         No diminution or abatement of rent, or other compensation, shall be claimed or allowed for inconvenience or discomfort arising from the making of repairs or improvements to the building or to its appliances, nor for any space taken to comply with any law, ordinance or order of a governmental authority. In respect to the various "services", if any, herein expressly or impliedly agreed to be furnished by Landlord to Tenant, it is agreed that there shall be no diminution or abatement of the rent, or any other compensation, for interruption or curtailment of such "service" when such interruption or curtailment shall be due to accident, alterations or repairs desirable or necessary to be made or to inability or difficulty in securing suppliers or labor for the maintenance of such "service" or to some other cause, not negligence on the part of Landlord. No such interruption or curtailment of any such "service" shall be deemed a constructive eviction unless such interruption or curtailment of any such "service" shall be caused by the negligence of the Landlord, its agents, servants or employees, or a refusal of the Landlord to provide such services. Landlord shall not be required to furnish, and Tenant shall not be entitled to receive, any of such "services" during any period wherein Tenant shall be in default in respect to the payment of rent. Neither shall there be any abatement or diminution of rent because of making of repairs, improvements or decorations to the Demised Premises after the date above fixed for the commencement of the term, it being understood that rent shall, in any event, commence to run at such date so above fixed.

FAILURE TO DELIVER POSSESSION

         Landlord shall not be liable for failure to give possession of the Demised Premises on the Rent Commencement Date by reason of the fact that the Premises are not Ready for Occupancy. The Rent shall not commence until the Premises are "Ready for Occupancy," or Tenant accepts delivery from Landlord in a condition which is not "Ready for Occupancy." The Rent shall not commence until the Rent Commencement Date, but the term herein shall not be extended. INSURANCE
         (a)   Tenant shall  provide and keep in effect  during the term of this Lease for the benefit of Landlord and Tenant a policy for public liability insurance, property damage insurance and fire legal liability insurance with respect to the Premises covering both Tenant and Landlord in the minimum amount of at least $1,000,000.00. Landlord shall be named as an additional insured on such policy.
         (b) Tenant agrees to provide Landlord with certificates of insurance evidencing the coverage described in this paragraph containing a waiver of subrogation endorsement. Such certificate shall provide for ten (10) days' prior written notice to Landlord in the event of cancellation, modification, termination or non-renewal.

         (c) The Landlord, during the term of this lease, will insure and keep insured against damage by fire in a full replacement value policy all buildings erected on the Demised Premises including loss of rent insurance. Tenant shall immediately pay Landlord for its thirty percent (30%) share of the cost of said insurance upon receipt of a statement from Landlord showing the amount due.
                  Landlord  shall have no  responsibility  to provide  insurance coverage for the personal property, equipment or furnishings of Tenant, its employees, contractors or agents or for Tenant's business interruption and Landlord shall have no responsibility for loss of or damage to any such personal property, equipment, furnishings or business interruption.
         (d) Landlord shall provide and keep in effect during the term of this Lease, a policy for public liability insurance, with respect to the property of which the Premises are a part, naming the Tenant as an additional named insured, in the minimum amount of at least One Million Dollars ($1,000,000.00). Landlord agrees to provide Tenant with Certificates of Insurance evidencing the coverage described herein. Such Certificates shall provide for ten (10) days prior written notice to Tenant in the event of cancellation, modification, termination or non-renewal.
         Landlord agrees to indemnify and hold Tenant harmless from any losses suffered by Tenant as a result of Landlord's failure to obtain such insurance or should Landlord permit said insurance to lapse.

INDEMNIFICATION

         Tenant agrees to indemnify and hold harmless Landlord of and from all claims, demands, and other actions arising out of the operation of the business of Tenant at the Premises or by reason of any violations or non-performance of any provision, covenant, or condition on the part of Tenant or its agents, employees, or invitees, or by reason of any act or omission on the part of Tenant or its agents, employees, or invitees.

LIMITATION ON TENANT'S REMEDIES

         Notwithstanding anything to the contrary provided in this Lease, it is specifically understood and agreed that there shall be absolutely no personal liability on the part of the Landlord, its successors and assigns, with respect to any of the terms, covenants, and conditions of this Lease, and Tenant shall look solely to the equity of Landlord in the Premises for satisfaction of each and every remedy of Tenant in the event of any breach by Landlord of any of the terms, covenants, and conditions of this Lease to be performed by Landlord, such exculpation of liability to be absolute and without exception whatsoever.

ENVIRONMENTAL

         (a) As used herein, "Environmental Laws" means all federal, state, local, environmental, health and safety laws, codes and ordinances and all rules and regulations promulgated thereunder, including, without limitation laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes into the environment (including, without limitations, air, surface water, ground water, land surface or subsurface strata) or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, chemicals or industrial, solid, toxic or hazardous substances or wastes. As used in this Agreement, the term "Hazardous Substances" includes, without limitations, (i) all substances which are designated pursuant to Section 311(b)(2)(A) of the Federal Water Pollution Control Act ("FWPCA"), 33 U.S.C. Section 1251, et seq.;
(ii) any element, compound, mixture, solution, or substance which is designated pursuant to Section 102 of the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. Section 9601 et seq.; (iii) any hazardous waste having the characteristics which are identified under or listed pursuant to Section 3001 of the Resource Conservation and Recovery Act ("RCRA"), 42 U.S.C. Section 6901 et seq.;(iv) any toxic pollutant listed under
Section 307(a) of the FWPCA; (v) any hazardous air pollutant which is listed under Section 112 of the Clean Air Act, 42 U.S.C. Section 7401 et seq.; (vi) any imminently hazardous chemical substance or mixture with respect to which action has been taken pursuant to Section 7 of the Toxic Substances Control Act, 15 U.S.C. Section 2601 et seq.; and (vii) petroleum and waste oil.

     (b) Tenant shall comply with all Environmental Laws and regulations applicable to Tenant's use and/or activities at the Leased Premises.

     (c) Tenant agrees to defend, indemnify and hold harmless the Landlord from any and all claims, damages, fines, judgments, penalties, costs, liabilities, or losses (including, without limitation, any and all sums paid for settlement of claims, attorneys' fees, consultant, and expert fees) arising during or after the lease term from or in connection with the presence or suspected presence of

Hazardous Substances in or on the Premises, which are present as a result of any negligence, misconduct, or other acts of Tenant, Tenant's agents, employees, contractors, or invitees. Without limitation of the foregoing, this indemnification shall include any and all costs incurred due to any investigation of the site or any cleanup, removal, or restoration mandated by a federal, state, or local agency or political subdivision, which are present as a result of any negligence, misconduct or other acts of Tenant, Tenant's agents, employees, contractors, or invitees.
     (d) Landlord shall provide and keep in effect during the term of this
Lease a policy of environmental liability insurance with respect to the property of which the Premises are a part naming the Tenant as an additional insured in the minimum amount of at least One Million Dollars ($1,000,000.00). Landlord agrees to provide Tenant with a Certificate of Insurance evidencing the coverage described herein. Such Certificate shall provide for ten (10) days prior written notice to Tenant in the event of cancellation, modification, termination or non-renewal. In the event of Landlord's failure to obtain such insurance or should Landlord permit said insurance to lapse, Landlord agrees to defend, indemnify and hold harmless the Tenant from any and all claims, damages, fines, judgments, penalties, costs, liabilities, or losses (including, without limitation, any and all sums paid for settlement of claims, attorneys' fees, consultant, and expert fees) arising during or after the lease term from or in connection with the presence or suspected presence of Hazardous Substances in or on the Premises. Without limitations of the foregoing, this indemnification and covenant to provide insurance shall include any and all costs incurred due to any investigation of the site or any cleanup, removal, or restoration mandated by a federal, state, or local agency or political subdivision, which are present as a result of any negligence, misconduct or other acts of Landlord, Landlord's agents, employees, contractors, or invitees.

LATE FEE

         In the event Tenant is late in the payment of rent or other sums of money required to be paid under this Lease, Tenant agrees to pay Landlord a late charge of $.04 for each dollar of each payment ten (10) days or more in arrears. Said payment shall be to cover extra expenses incurred by Landlord in handling delinquent payments. The provisions of this paragraph are cumulative and shall in no way restrict the other remedies available to Landlord.

QUIET ENJOYMENT OF PREMISES

         Landlord covenants that Tenant on paying the said yearly rent, and performing the covenants aforesaid, shall and may peacefully and quietly have, hold and enjoy the Premises for the term aforesaid.

REPRESENTATIONS AND WARRANTIES

         As a material inducement for Tenant to enter into this Lease, Landlord warrants, represents and covenants to Tenant as follows:

         (a) Landlord has lawful title and the right to enter into this Lease for the term aforesaid and will provide Tenant with evidence thereof prior to the time at which Tenant takes possession of the Premises, and will put Tenant into complete and exclusive possession of the Premises, including joint use of the Common Area, free from all orders, restrictions, and notices of any public or quasi-public authority.

         (b) The entrances and exits to and from the Premises of which the Demised Premises form a part shall not be altered or changed without the prior written consent of Tenant.
         (c) The entire Premises of which the Demised Premises form a part are owned by Landlord in fee simple title and are free and clear of any and all encumbrances excepting real estate taxes and assessments for the current year and thereafter which are assumed and will be paid by Landlord as they become due and payable.
         (d) With respect to any mortgage or other encumbrance now or hereafter encumbering the Premises or any portion thereof, Landlord shall within thirty (30) days of the date, thereof, or the filing of such encumbrance, whichever is later, provide Tenant with a non-disturbance agreement executed by the holder thereof and Landlord.
         (e) During the term of this Lease, Landlord shall not lease any portion of the property of which the Premises are a part to a bank other than Tenant, nor will Landlord permit said property to be used as a banking facility or rent, occupy, suffer, or permit to be occupied any other premises owned or controlled, directly or indirectly, by Landlord, its successors or assigns, which are within the Village of Oxford, New York for the purpose of conducting therein, or for use as a banking facility, and further that if Landlord owns any land or hereafter during the term of this Lease acquires any land within the Village of Oxford, Landlord will not convey said property within imposing thereon a restriction to secure compliance with the foregoing restriction in the use thereof.
         (f) This Lease has been entered into by Tenant in reliance upon the foregoing representations and warranties of Landlord. In the event of a breach of this section, in addition to any other remedies available to Tenant,

Tenant shall be entitled at its option to cancel this Lease or seek specific performance, of the obligations contained herein.
         (g) During the term of this Lease, Tenant shall not lease, rent, occupy, suffer or permit to be occupied the premises owned by Tenant known as the Bank Building, Village of Oxford, New York for the purpose of conducting therein, or for the retail sale of petroleum products or as a convenience store. Tenant also agrees that it will not convey said property without imposing thereon a restriction to secure compliance with the foregoing restriction in the use thereof.

OBSTRUCTIONS

         Landlord shall not permit anything to be done upon the Premises of which the Demised Premises form a part which (a) obstructs the free passage of vehicles on the Common Area to and from the drive-thru facility of the Tenant;
(b) obstructs the entrance doors to Tenant's  building on the Demised  Premises;
(c) obstructs or changes the exits or entrances to the Demised Premises, except as may be duly required by governmental authority; (d) obstructs or in any way changes the Common Area.

CESSATION OF BUSINESS

         Tenant may at any time cease operation of its business upon the Demised Premises and Tenant's sole and exclusive liability hereunder shall be limited to the rent, real estate taxes, and any other obligations of the Tenant hereunder. If Tenant closes the Bank to the general public for 120 consecutive days, for reasons other than repair, restoration, remodeling, casualty, eminent domain, assignment, sub-letting, and/or governmental required closure, Landlord shall have the option, to be exercised within thirty (30) days after said 120 consecutive days following Tenant's cessation of business, to terminate this Lease upon thirty (30) days written notice to Tenant. If Tenant elects to terminate this Lease, Tenant shall surrender the Demised Premises, as herein provided, and shall be released and relieved of any and all further obligations hereunder effective as of the date of Lease termination.

MEMORANDUM OF LEASE

         The parties agree to execute and deliver within ten (10) days of its receipt, at the request of either party hereto, a Memorandum of Lease suitable for recording, containing such matters as they may deem appropriate.


FORCE MAJEURE

         If either party shall be delayed or hindered in or prevented from the timely performance of its obligations under this Lease, by reason of failure of power, riots, insurrections, war, national emergency, or Acts of God, then performance of such obligations shall be excused for the period of such delay and the period granted herein for the performance of such act shall be extended for a period equivalent of such delay.

APPROVALS
         The commencement of this Lease is contingent upon the Tenant obtaining approval of the location and facility from the Controller of the Currency of the United States of America within a period of sixty (60) days from execution of the Lease. In the event the Tenant has promptly filed such application and is diligently pursuing the application, if not approved within such sixty (60) day period. Tenant shall have two (2) additional periods of thirty (30) days each to continue the application process.

RIGHT OF FIRST REFUSAL

         Should the Landlord during the term or any renewal or extension thereof, elect to sell the Premises of which the Demised Premises form a part, the Tenant shall have the right of first refusal to meet any bonafide offer of sale upon the same terms and conditions of such offer, Landlord shall submit a written copy of such offer to Tenant, giving Tenant thirty (30) days within which to elect to meet such offer. If Tenant elects to meet the offer, it shall give Landlord written notice thereof, and the closing thereof shall be held within ninety (90) days thereafter, whereupon Landlord shall convey to Tenant good and marketable title to the Premises in fee simple absolute, free and clear of all liens, encumbrances and restrictions.
         In the event the Tenant fails. to meet such bonafide offer within the time set forth herein after notice from the Landlord, the Landlord shall be free to sell the Premises to such third person in accordance with the terms and conditions of the offer.
         In the event the Landlord does not sell the Premises to such third person, then and in such event, the right of first refusal shall continue during the term of this Lease and any renewals or extensions thereof.

CONFIDENTIALITY

         Landlord and Tenant agree not to disclose the fact that they have entered into this Lease until such time as they have mutually agreed to a news release announcing the details of this Lease and shall have also agreed to the time and date when such release is to be made public.

NEW YORK LAW

         This Lease shall be construed in accordance with the laws of the State of New York without regard to conflict of law principles.

HEADINGS

         The headings used herein are for convenience only and shall not be deemed to be part of this Agreement. These headings shall be of no legal significance.

NOTICES

         All notices, requests, demands or other communications with respect to this Lease, whether or not herein expressly provided for, shall be in writing and shall be deemed to have been duly given when mailed by United States First-Class, certified or registered mail, postage prepaid, return receipt requested, to the parties at their respective addresses as first above written. Notice to Landlord shall include also the mailing of a copy thereof to its counsel, Hinman, Howard & Kattell, LLP (John G. Dowd, Esq.), 700 Security Mutual Building, 80 Exchange Street, Binghamton, New York 13901-3490.

Miscellaneous

         It is mutually understood and agreed that the covenants and agreements contained in the within Lease shall be binding upon the parties hereto and upon their respective successors, heirs, executors and administrators. If any term or provision of this Lease shall to any extent be held invalid or enforceable, the remaining terms and provisions of this Lease shall be valid and be enforced to the fullest extent permitted by law. This instrument contains the entire agreement made between the parties and may not be modified orally or in any manner other than by an agreement in writing, signed by all the parties hereto, or their respective successors in interest.

     IN WITNESS WHEREOF, the parties have set their hands and seals (or caused these presents to be signed by their proper corporate officers and caused their proper corporate seal to be hereto affixed) this 6th day of November, 1997.

         Signed, sealed and delivered in the presence of

                                   JAMES MIRABITO & SONS, INC.

                                   By  /s/Joseph P. Mirabito
                                   Title  President

                                   NBT BANK, N.A.

                                   By  /s/Marty Dietrich
                                   Title  S.V.P.