Form 10-Q
period 1998-06-30
NBT BANCORP INC
filed 1998-08-14
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998.
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of July 31, 1998, there were 12,425,758 shares outstanding, including 410,567 shares held in the treasury, of the Registrant's common stock, No Par, Stated Value $1.00. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                                NBT BANCORP INC.
                    FORM 10-Q -- Quarter Ended June 30, 1998

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

Item 1       Financial Statements (Unaudited)

             Consolidated Balance Sheets at June 30, 1998, December 31, 1997, and June 30, 1997

             Consolidated Statements of Income for the three month and six month periods ended June 30, 1998 and 1997

             Consolidated Statements of Stockholders' Equity for the six month periods ended June 30, 1998 and 1997

             Consolidated Statements of Cash Flows for the six month periods ended June 30, 1998 and 1997

             Consolidated Statements of Comprehensive Income for the three month and six month periods ended June 30, 1998 and 1997

             Notes to Consolidated Financial Statements at June 30, 1998

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 Quantitative and Qualitative Disclosures About Market Risk Information called for by Item 3 is contained on pages 19-20 of the Management Discussion and Analysis.

PART II      OTHER INFORMATION

Item 1       Legal Proceedings
Item 2       Changes in Securities
Item 3       Defaults Upon Senior Securities
Item 4       Submission of Matters to a Vote of Security Holders
Item 5       Other Information
Item 6       Exhibits and Reports on FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

NBT BANCORP INC. AND SUBSIDIARY                                     JUNE 30,       December 31,      June 30,
CONSOLIDATED BALANCE SHEETS                                           1998             1997            1997
--------------------------------------------------------------------------------------------------------------
(in thousands)                                                   (UNAUDITED)       (See Notes)     (Unaudited)
ASSETS
Cash and cash equivalents                                       $   42,939       $   37,446       $   36,231
Loans available for sale                                             2,483            3,286            2,993
Securities available for sale, at fair value                       409,184          440,632          437,277
Securities held to maturity (fair value-$37,137,
 $36,139 and $31,241)                                               37,137           36,139           31,243
Loans:
 Commercial and agricultural                                       355,945          326,491          309,176
 Real estate mortgage                                              148,660          135,475          125,059
 Consumer                                                          274,482          273,516          263,978
-------------------------------------------------------------------------------------------------------------
   Total loans                                                     779,087          735,482          698,213
 Less allowance for loan losses                                     12,239           11,582           11,085
-------------------------------------------------------------------------------------------------------------
   Net loans                                                       766,848          723,900          687,128
Premises and equipment, net                                         20,525           18,761           17,138
Intangible assets, net                                               8,080            8,642            9,256
Other assets                                                        11,246           11,779           17,217
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $1,298,442       $1,280,585       $1,238,483
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                   $  139,321       $  138,985       $  130,931
 Savings, NOW, and money market                                    382,546          358,366          365,114
 Time                                                              479,034          516,832          445,160
-------------------------------------------------------------------------------------------------------------
   Total deposits                                                1,000,901        1,014,183          941,205
Short-term borrowings                                              152,150          134,527          152,893
Other borrowings                                                    10,178              183           20,189
Other liabilities                                                    6,173            8,349           10,501
-------------------------------------------------------------------------------------------------------------
   Total liabilities                                             1,169,402        1,157,242        1,124,788
Commitments and contingencies
Stockholders' equity:
   Preferred stock, no par, stated value $1.00; shares
    authorized -2,500,000                                                -                -                -
   Common stock, no par, stated value $1.00; shares
    authorized -15,000,000; issued 12,425,758,
    12,573,281 and 12,603,450                                       12,426            9,430            9,002
   Capital surplus                                                  97,110           96,494           85,359
   Retained earnings                                                25,448           22,249           29,126
   Accumulated other comprehensive income                            2,400            2,373           (1,598)
   Common stock in treasury at cost, 415,225,
    415,871, and 473,076 shares                                     (8,344)          (7,203)          (8,194)
-------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                      129,040          123,343          113,695
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $1,298,442       $1,280,585       $1,238,483
-------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                                            Three months ended          Six months ended
NBT BANCORP INC. AND SUBSIDIARY                                June 30,                     June 30,
CONSOLIDATED STATEMENTS OF INCOME                          1998        1997             1998        1997
--------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                       (Unaudited)
Interest and fee income:
Loans and loans available for sale                      $17,563     $15,944          $34,601     $31,142
Securities - taxable                                      7,376       7,449           15,267      14,134
Securities - tax exempt                                     281         322              555         673
Other                                                        56          44              109          93
--------------------------------------------------------------------------------------------------------
  Total interest and fee income                          25,276      23,759           50,532      46,042
--------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                  9,588       8,752           19,079      17,145
Short-term borrowings                                     1,445       1,516            3,120       2,501
Other borrowings                                            135         291              190         572
--------------------------------------------------------------------------------------------------------
  Total interest expense                                 11,168      10,559           22,389      20,218
--------------------------------------------------------------------------------------------------------
Net interest income                                      14,108      13,200           28,143      25,824
Provision for loan losses                                 1,150       1,000            2,250       1,715
--------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses      12,958      12,200           25,893      24,109
--------------------------------------------------------------------------------------------------------

Noninterest income:
Trust income                                                802         687            1,604       1,373
Service charges on deposit accounts                         900         933            1,769       1,837
Securities gains                                            227           1              445          18
Other income                                                610         650            1,289       1,063
--------------------------------------------------------------------------------------------------------
  Total noninterest income                                2,539       2,271            5,107       4,291
--------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                            4,607       4,247            9,294       8,598
Occupancy                                                   695         654            1,381       1,308
Equipment                                                   580         408            1,060         844
Amortization of intangible assets                           271         359              562         737
Other operating                                           3,386       2,598            6,644       5,338
--------------------------------------------------------------------------------------------------------
  Total noninterest expense                               9,539       8,266           18,941      16,825
--------------------------------------------------------------------------------------------------------
Income before income taxes                                5,958       6,205           12,059      11,575
Income taxes                                              1,248       2,168            2,277       4,093
--------------------------------------------------------------------------------------------------------
   NET INCOME                                           $ 4,710     $ 4,037          $ 9,782     $ 7,482
--------------------------------------------------------------------------------------------------------

Earnings Per Share:
   Basic                                                $  0.39     $  0.34          $  0.81     $  0.63
   Diluted                                              $  0.39     $  0.33          $  0.80     $  0.62
--------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
                                                                                Accumulated
                                                                                      Other
                                       Common      Capital      Retained      Comprehensive      Treasury
                                        Stock      Surplus      Earnings             Income         Stock      Total
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                  (Unaudited)
BALANCE AT DECEMBER 31, 1996          $ 8,838      $82,731       $24,208            $(1,529)      $(7,984)  $106,264
Net income                                                         7,482                                       7,482
Cash dividends - $0.214 per share                                 (2,564)                                     (2,564)
Issuance of 164,030 shares
  to stock plan                           164        2,476                                                     2,640
Purchase of 131,900 treasury shares                                                                (2,568)    (2,568)
Sale of 140,273 treasury shares to
  employee benefit plans and other
  stock plans                                          152                                          2,358      2,510
Unrealized loss on securities
  available for sale, net of
  reclassification adjustment,
  and deferred taxes of $48                                                             (69)                     (69)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997              $ 9,002      $85,359       $29,126            $(1,598)      $(8,194)  $113,695
---------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997          $ 9,430      $96,494       $22,249            $ 2,373       $(7,203)  $123,343
Net income                                                         9,782                                       9,782
Cash dividends - $0.298 per share                                 (3,576)                                     (3,576)
Effect of 4 for 3 split in the
  form of a stock dividend              2,996                     (2,996)
Payment in lieu of fractional shares                                 (11)                                        (11)
Purchase of 91,100 treasury shares                                                                 (2,831)    (2,831)
Sale of 91,746 treasury shares to
  employee benefit plans and other
  stock plans                                          616                                          1,690      2,306
Unrealized gain on securities
  available for sale, net of
  reclassification adjustment,
  and deferred taxes of $10                                                              27                       27
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998              $12,426      $97,110       $25,448            $ 2,400       $(8,344)  $129,040
---------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY                                              Six months ended June 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                            1998             1997
-------------------------------------------------------------------------------------------------------
(in thousands)                                                                        (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                   $  9,782         $  7,482
Adjustments to reconcile net income to the cash provided by
 operating activities:
  Provision for loan losses                                                     2,250            1,715
  Depreciation and amortization of premises and equipment                         986              709
  Amortization of premiums and accretion of discounts on securities              (878)             354
  Amortization of intangible assets                                               562              737
  Proceeds from sales of loans originated for sale                              2,408            2,881
  Loans originated for sale                                                    (1,605)          (1,738)
  Realized gains on sales of securities                                          (445)             (18)
  (Increase) decrease in interest receivable                                      513             (274)
  Increase (decrease) in interest payable                                         (70)             755
  Sale of branch, net                                                               -             (219)
  Other, net                                                                   (1,651)           2,323
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      11,852           14,707
-------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
  Proceeds from maturities                                                     35,893           19,232
  Proceeds from sales                                                          93,120           45,969
  Purchases                                                                   (96,650)        (133,746)
Securities held to maturity:
  Proceeds from maturities                                                     10,502           18,741
  Purchases                                                                   (11,500)          (7,745)
Net increase in loans                                                         (45,198)         (44,723)
Purchase of premises and equipment, net                                        (2,750)          (1,540)
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (16,583)        (103,812)
-------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Net increase (decrease) in deposits                                          (13,282)          24,886
 Net increase in short-term borrowings                                         17,623           64,649
 Proceeds from issuance of other borrowings                                    10,000                -
 Repayments of other borrowings                                                    (5)              (6)
 Common stock issued, including treasury shares reissued                        2,306            5,150
 Purchase of treasury stock                                                    (2,831)          (2,569)
 Cash dividends and payment for fractional shares                              (3,587)          (2,564)
-------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      10,224           89,546
-------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                       5,493              441
Cash and cash equivalents at beginning of year                                 37,446           35,790
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 42,939         $ 36,231
-------------------------------------------------------------------------------------------------------
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION:  Cash paid during the period for:
  Interest                                                                   $ 22,459         $ 19,463
  Income taxes                                                                  3,894            1,146
-------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                                                Three months ended           Six months ended
NBT BANCORP INC. AND SUBSIDIARY                                       June 30,                   June 30,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                   1998       1997            1998       1997
-------------------------------------------------------------------------------------------------------------
 (in thousands)                                                                  (Unaudited)
Net Income                                                      $4,710     $4,037          $9,782     $7,482
-------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax
 Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during
         period [pre-tax amounts of
         $1,256, $6,385, $482 and ($99)]                           748      3,777             290        (58)
     Less: Reclassification adjustment for gains included
         in net income [pre-tax amounts of
         ($227), ($1), ($445) and ($18)]                          (134)        (1)           (263)       (11)
-------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                            614      3,776              27        (69)
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                            $5,324     $7,813          $9,809     $7,413
-------------------------------------------------------------------------------------------------------------

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its wholly-owned subsidiary, NBT Bank, N.A. (Bank) collectively referred to herein as the Company. All intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.
     The determination of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term. In connection with the determination of the allowance for loan losses management obtains independent appraisals for significant properties.
     Net income per common share is computed based on the weighted average number of common shares and common share equivalents outstanding during each period after giving retroactive effect to stock dividends and splits. Cash dividends per common share are computed based on declared rates adjusted retroactively for stock dividends and splits.
     The balance sheet at December 31, 1997 has been derived from audited financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Effective January 1, 1998 the Company adopted the remaining provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, did not have a material impact on the Company.
     On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents the net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.
     In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires public business enterprises to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision makers. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 was adopted January 1, 1998 and management will determine its impact prior to the initial application of the statement's provisions on December 31, 1998.
     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. The Company adopted SFAS No. 132 on January 1, 1998 and has determined its impact to be
revised  year-end  reporting   requirements  for  pension  and  post  retirement
benefits.
     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives would be dependent on the use of the derivative and the type of risk being hedged. The statement is effective for all quarters of fiscal years beginning after June 15, 1999. At the present time, the Company has not fully analyzed the effect or timing of the adoption of SFAS No. 133 on the Company's consolidated financial statements.

COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, various commitments and contingent liabilities arise, including commitments to extend credit and standby letters of credit. Also, off-balance sheet financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, and interest rate caps, collars and floors bear risk based on financial market conditions. The following table summarizes the Registrant's exposure to these off-balance sheet commitments and contingent liabilities as of June 30, 1998:

                                                                  Contractual or
                                                                  Notional Value
                                                                at June 30, 1998
Financial instruments with off-balance sheet credit risk:
  Commitments to extend credit                                      $136,642,000
  Standby letters of credit                                            1,865,000
Financial instruments with off-balance sheet market risk                    None

NBT BANCORP INC. AND SUBSIDIARY
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiary, NBT Bank, N.A. (Bank) collectively referred to herein as the Company. This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this FORM 10-Q as well as to the Company's 1997 FORM 10-K for an understanding of the following discussion and analysis. The Company has a long history of distributing stock dividends; in December 1997, a 5% stock dividend was distributed for the thirty-eighth consecutive year. In addition, on June 15, 1998 the Company distributed a four-for-three stock split effected in the form of a dividend. Throughout this discussion and analysis, amounts per common share have been adjusted retroactively for stock dividends and splits for purposes of comparability.
     A committee continues to direct the Company's Year 2000 activities under the framework of the FFIEC's Five Step Program. Testing of critical applications began in August of 1998. Testing of core systems is expected to be complete by year-end 1998, with testing of minor systems to continue into 1999. The Company continues to work closely with Fiserv, its data services and items processing provider, regarding Year 2000 compliance. The Company has recently begun evaluating Year 2000 readiness of its major borrowers and fund providers to assess their readiness and identify potential problems. The results of the scheduled testing of software applications and evaluation of customer readiness will determine the potential effect on the Company's financial position and results of operations.

OVERVIEW
Net income of $4.7 million ($0.39 per diluted share) was realized in the second quarter of 1998, representing a 16.7% increase from second quarter 1997 net income of $4.0 million ($0.33 per diluted share). One of the major contributing factors for this increase was increased net interest income. The increase in net interest income was a result of an increase in average earning assets, as the loan portfolio continues to expand. Also contributing to the increase in net income for the second quarter of 1998 was an approximately $1 million tax benefit arising from a corporate realignment within the Company.
     Net income of $9.8 million ($0.80 per diluted share) was realized for the six month period ended June 30, 1998, a 30.7% increase from the first six months in 1997 net income of $7.5 million ($0.62 per diluted share). The increased profitability for the six months ended June 30, 1998 was driven by factors similar to those of second quarter 1998.
     Table 1 depicts several measurements of performance on an annualized basis. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios increased for the three and six month periods ended June 30, 1998 compared to the same periods a year previous.
     Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. Taxable equivalency adjusts income by increasing tax exempt income to a level that is comparable to taxable income before taxes are applied.

TABLE 1
PERFORMANCE MEASUREMENTS
------------------------------------------------------------------------------------------------------
                                       First      SECOND        SIX       Third      Fourth     Twelve
                                     Quarter     QUARTER     MONTHS     Quarter     Quarter     Months
------------------------------------------------------------------------------------------------------
1998
Return on average assets               1.60%       1.47%      1.54%
Return on average common equity       16.49%      14.92%     15.70%
Net interest margin                    4.75%       4.68%      4.72%
------------------------------------------------------------------------------------------------------
1997
Return on average assets               1.19%       1.33%      1.26%       1.17%       1.11%      1.20%
Return on average common equity       12.82%      14.78%     13.81%      12.74%      11.71%     12.97%
Net interest margin                    4.71%       4.65%      4.68%       4.64%       4.68%      4.67%
------------------------------------------------------------------------------------------------------

NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest bearing liabilities, as well as the volumes of such assets and liabilities. Table 2 represents an analysis of net interest income on a federal taxable equivalent basis.
     Net federal taxable equivalent (FTE) interest income increased $0.9 million for the second quarter of 1998 compared to the same period of 1997. This increase was primarily a result of the $65.9 million increase in average earning assets, less the $41.2 million increase in average interest bearing liabilities.
     Total FTE interest income increased $1.5 million over second quarter 1997. This increase is also a result of the increase in average earning assets. During the same time period, total interest expense increased $0.6 million. The increase in average interest bearing liabilities was the primary reason for the increase in overall interest expense.
     For the first six months of 1998, net FTE interest income increased $2.3 million over the comparable period of 1997. This increase can be attributed to an $86.9 million increase in average earning assets. During the same period, the yield on earning assets increased 14 basis points (0.14%), primarily driven by the 27 basis point increase in the yield earned on the securities available for sale portfolio. The cost of interest bearing liabilities increased 18 basis points for the six months ended June 30, 1998 compared to the same period of 1997. This increase can be attributed to a rise in the cost of certificate of deposits and short-term borrowings between the reporting periods.
     Another important performance measurement of net interest income is the net interest margin. The net interest margin increased to 4.72% for first six months of 1998, up from 4.68% for the comparable period in 1997. The increase in net interest margin is a function of the increased funding of earning assets from noninterest bearing sources.

TABLE 2
COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME
---------------------------------------------------------------------------------------------------
                           Three months ended June 30,
ANNUALIZED
YIELD/RATE                                               AMOUNTS                  VARIANCE
----------------------------------------------------------------------------------------------------
1998    1997   (dollars in thousands)               1998        1997     TOTAL     VOLUME      RATE
----    ----                                        ----        ----     -----     ------      ----
5.18%   4.91%  Interest bearing deposits         $     2     $     1    $    1     $    -     $   1
3.78%      -%  Federal funds sold                      5           -         5          5         -
5.36%   5.31%  Other short-term investments           49          43         6          7        (1)
6.87%   6.78%  Securities available for sale       7,146       7,249      (103)      (203)      100
8.71%   9.25%  Loans available for sale               72          92       (20)       (14)       (6)
               Securities held to maturity:
7.85%   7.00%   Taxable                              253         222        31          3        28
7.03%   6.58%   Tax exempt                           409         474       (65)       (95)       30
9.20%   9.36%  LOANS                              17,543      15,909     1,634      1,903      (269)
               -------------------------------------------------------------------------------------
8.34%   8.30%  Total interest income              25,479      23,990     1,489      1,606      (117)

2.90%   2.96%  Money Market Deposit Accounts         607         695       (88)       (74)      (14)
1.66%   1.60%  NOW accounts                          530         469        61         42        19
2.82%   2.82%  Savings accounts                    1,084       1,093        (9)        (8)       (1)
5.41%   5.28%  Certificates of deposit             7,367       6,495       872        706       166
5.42%   5.66%  Short-term borrowings               1,445       1,516       (71)        (6)      (65)
5.31%   5.77%  OTHER BORROWINGS                      135         291      (156)      (134)      (22)
               -------------------------------------------------------------------------------------
4.35%   4.28%  TOTAL INTEREST EXPENSE             11,168      10,559       609        526        83
               ------------------------------------------------------------------------------------
               Net interest income               $14,311     $13,431    $  880     $1,080     $(200)
               =====================================================================================
3.99%   4.02%  Interest rate spread
=====   =====  ====================
4.68%   4.65%  Net interest margin
=====   =====  ===================
               FTE adjustment                    $   203     $   231
               ==============                    =======     =======

                            Six months ended June 30,
ANNUALIZED
YIELD/RATE                                               AMOUNTS                  VARIANCE
----------------------------------------------------------------------------------------------------
1998    1997   (dollars in thousands)               1998        1997     TOTAL     VOLUME      RATE
----    ----                                        ----        ----     -----     ------      ----
5.14%   4.45%  Interest bearing deposits         $     3     $     3    $    -     $   (1)    $   1
3.96%   5.27%  Federal funds sold                      6           6         -          2        (2)
5.40%   5.23%  Other short-term investments          100          84        16         13         3
7.01%   6.74%  Securities available for sale      14,804      13,749     1,055        496       559
8.24%   8.44%  Loans available for sale              144         174       (30)       (26)       (4)
               Securities held to maturity:
7.70%   6.86%   Taxable                              507         428        79         24        55
7.11%   6.61%   Tax exempt                           809         992      (183)      (254)       71
9.28%   9.32%  LOANS                              34,567      31,080     3,487      3,635      (148)
               -------------------------------------------------------------------------------------
8.41%   8.27%  Total interest income              50,940      46,516     4,424      3,889       535

2.90%   2.93%  Money Market Deposit Accounts       1,245       1,373      (128)      (118)      (10)
1.67%   1.62%  NOW accounts                        1,034         941        93         68        25
2.83%   2.84%  Savings accounts                    2,153       2,179       (26)       (24)       (2)
5.45%   5.26%  Certificates of deposit            14,647      12,652     1,995      1,509       486
5.55%   5.37%  Short-term borrowings               3,120       2,501       619        530        89
5.32%   5.71%  OTHER BORROWINGS                      190         572      (382)      (345)      (37)
               -------------------------------------------------------------------------------------
4.40%   4.22%  TOTAL INTEREST EXPENSE             22,389      20,218     2,171      1,620       551
               -------------------------------------------------------------------------------------
               Net interest income               $28,551     $26,298    $2,253     $2,269     $ (16)
               =====================================================================================
4.01%   4.05%  Interest rate spread
=====   =====  ====================
4.72%   4.68%  Net interest margin
=====   =====  ===================
               FTE adjustment                    $   408     $   474
               ==============                    =======     =======

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a valuation allowance established to provide for the estimated possible losses related to the collection of the Bank's loan portfolio. The allowance is maintained at a level considered adequate to provide for loan loss exposure based on management's estimate of potential future losses considering an evaluation of portfolio risk, prevailing and anticipated economic factors, and past loss experience. Management determines the provision and allowance for loan losses based on a number of factors including a comprehensive loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify potential problem loans, credit concentration, and other risk factors such as current and projected economic conditions. The allowance for loan losses to outstanding loans at June 30, 1998 is 1.57%, compared to 1.59% for the same period in 1997. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.
     Table 3 reflects changes to the allowance for loan losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs for the quarter ended June 30, 1998 increased 51.2% from the prior years second quarter. Net charge-offs for the six months ended June 30, 1998 increased 44.4% over the comparable period of 1997. Annualized net charge-offs to average loans increased to 0.47% for the second quarter of 1998, up from 0.35% for the comparable period of 1997. The rise in net charge-offs during 1998 can be attributed to the commercial portfolio, primarily the result of three customers.

TABLE 3
ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------------------------
                                          Three months ended                         Six months ended
                                                June 30,                                 June 30,
(dollars in thousands)                 1998                 1997                 1998                 1997
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of period        $11,984              $10,677              $11,582              $10,473
Recoveries                              222                  205                  410                  395
Charge-offs                          (1,117)                (797)              (2,003)              (1,498)
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                        (895)                (592)              (1,593)              (1,103)
Provision for loan losses             1,150                1,000                2,250                1,715
-------------------------------------------------------------------------------------------------------------------
Balance, end of period              $12,239              $11,085              $12,239              $11,085
-------------------------------------------------------------------------------------------------------------------
COMPOSITION OF NET CHARGE-OFFS
-------------------------------------------------------------------------------------------------------------------
Commercial and agricultural         $  (532)     59%     $  (110)     19%     $  (848)     53%     $  (362)     33%
Real estate mortgage                    (34)      4%         (14)      2%         (55)      4%          (7)      1%
Consumer                               (329)     37%        (468)     79%        (690)     43%        (734)     66%
-------------------------------------------------------------------------------------------------------------------
Net charge-offs                     $  (895)    100%     $  (592)    100%     $(1,593)    100%     $(1,103)    100%
-------------------------------------------------------------------------------------------------------------------
Annualized net charge-offs
 to average loans                              0.47%                0.35%                0.43%                0.33%
-------------------------------------------------------------------------------------------------------------------

Annualized net charge-offs to average loans for the year ended
 December 31, 1997                                                                                            0.34%
-------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Table 4 below presents quarterly and period to date noninterest income. Noninterest income for the second quarter of 1998, excluding security gains and nonrecurring income, increased $0.3 million or 12.7% when compared to second quarter of 1997. Trust income was a major contributor to this increase. Market value of trust assets were $823 million at June 30, 1998, up $132 million over the same period in 1997. The continued growth of trust assets has generated increased income for the Company. Also contributing to the increase in noninterest income was a rise in ATM transaction income. For the six month period ended June 30, 1998, excluding security gains and nonrecurring income, noninterest income increased $0.6 million or 15.0% compared to the same period during 1997.
     Security gains increased $0.2 million for the second quarter 1998 as compared to second quarter 1997. This increase can be attributed to the change in market conditions between the two periods. Other income for the second quarter 1997 includes a one-time gain of $0.2 million for the sale of the Hamden branch to The National Bank of Delaware County.

TABLE 4
NONINTEREST INCOME
----------------------------------------------------------------------------------------------------------
                                          First      SECOND        SIX       Third      Fourth     Twelve
(dollars in thousands)                  Quarter     QUARTER     MONTHS     Quarter     Quarter     Months
----------------------------------------------------------------------------------------------------------
1998
Trust income                             $  802      $  802     $1,604
Service charges on deposit accounts         869         900      1,769
Securities gains                            218         227        445
Other income                                679         610      1,289
----------------------------------------------------------------------------------------------------------
  Total noninterest income               $2,568      $2,539     $5,107
----------------------------------------------------------------------------------------------------------
1997
Trust income                             $  686      $  687     $1,373      $  687      $  615     $2,675
Service charges on deposit accounts         904         933      1,837         926         932      3,695
Securities gains                             17           1         18         (90)       (265)      (337)
Other income                                413         650      1,063         457         513      2,033
----------------------------------------------------------------------------------------------------------
  Total noninterest income               $2,020      $2,271     $4,291      $1,980      $1,795     $8,066
----------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Table 5 presents components of noninterest expense as well as selected operating efficiency ratios. Noninterest expense for the quarter ended June 30, 1998 experienced a $1.3 million increase compared to the same time period of 1997. Noninterest expense for the six month period ended June 30, 1998 experienced a $2.1 million increase compared to the same time period of 1997.
     Employee benefits for the quarter ended June 30, 1998 experienced a $0.3 million increase compared to the same period in 1997. The increase can be attributed to a rise in the accrual for executive incentive compensation based on current year's performance.
     Legal, audit, and outside services expense increased $0.3 million for the quarter ended June 30, 1998 compared to the same period in 1997. The increase can be attributed to the outsourcing of the Company's item processing function during 1997, as well as increased audit and outside service fees associated with the corporate realignment.
     Loan collection and other loan related expenses increased by $0.3 million for the quarter ended June 30, 1998 compared to the same period in 1997. The increase can be attributed to a rise in loan initiation expense, primarily due to the increased loan activity.
     The increase in noninterest expense for the six months ended June 30, 1998 can be attributed to factors similar to those for the second quarter of 1998.
     Two important operating efficiency measures that the Company closely monitors are the efficiency and expense ratios. The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by net interest income plus noninterest income (excluding net security gains and losses and nonrecurring income). The efficiency ratio increased to 57.4% in the second quarter of 1998 from 53.4% for the same period of 1997. This increase was a result of the increase in noninterest expense. The expense ratio is computed as total noninterest expense (excluding nonrecurring charges) less noninterest income (excluding net security gains and losses and nonrecurring income) divided by average assets. The expense ratio increased to 2.3% for the second quarter 1998 from 2.1% for the same period of 1997. This increase can also be attributed to the rise in noninterest expense between the reporting periods, partially offset by the increase in noninterest income.

TABLE 5
NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
----------------------------------------------------------------------------------------------------------
(dollars in thousands)                    First      SECOND        SIX       Third      Fourth     Twelve
1998                                    Quarter     QUARTER     MONTHS     Quarter     Quarter     Months
----------------------------------------------------------------------------------------------------------
Salaries and wages                       $3,170      $3,250    $ 6,420
Employee benefits                         1,517       1,357      2,874
Net occupancy expense                       686         695      1,381
Equipment expense                           480         580      1,060
FDIC assessments                             41          20         61
Legal, audit, and outside services        1,305       1,231      2,536
Loan collection and other loan
 related expenses                           480         628      1,108
Amortization of intangible assets           291         271        562
Other operating expense                   1,432       1,507      2,939
----------------------------------------------------------------------------------------------------------
  Total noninterest expense              $9,402      $9,539    $18,941
----------------------------------------------------------------------------------------------------------
Efficiency ratio                          56.67%      57.39%     57.03%
Expense ratio                              2.23%       2.25%      2.24%
Average full-time equivalent
 employees                                  488         488        488
Average assets per average full-time
 equivalent employee (millions)          $  2.6      $  2.6    $   2.6
----------------------------------------------------------------------------------------------------------
1997
Salaries and wages                       $3,042      $3,150    $ 6,192      $3,196      $3,248    $12,636
Employee benefits                         1,309       1,097      2,406       1,360       1,503      5,269
Occupancy expense                           654         654      1,308         584         706      2,598
Equipment expense                           436         408        844         435         421      1,700
FDIC assessments                             28          29         57          30          29        116
Legal, audit, and outside services          930         891      1,821       1,013       1,217      4,051
Loan collection and other loan
 related expenses                           423         375        798         552         474      1,824
Amortization of intangible assets           378         359        737         314         300      1,351
Other operating expense                   1,359       1,303      2,662       1,420       1,543      5,625
----------------------------------------------------------------------------------------------------------
  Total noninterest expense              $8,559      $8,266    $16,825      $8,904      $9,441    $35,170
----------------------------------------------------------------------------------------------------------
Efficiency ratio                          57.56%      53.38%     55.43%      55.56%      57.86%     56.09%
Expense ratio                              2.27%       2.05%      2.16%       2.16%       2.30%      2.20%
Average full-time equivalent
 employees                                  498         496        497         495         488        494
Average assets per average full-time
 equivalent employee (millions)          $  2.3      $  2.5    $   2.4      $  2.5      $  2.6    $   2.5
----------------------------------------------------------------------------------------------------------

INCOME TAXES
Income tax expense for the second quarter of 1998 was $1.2 million, compared with $2.2 million for the second quarter of 1997. For the first six months of 1998, income tax expense amounted to $2.3 million, compared with $4.1 million in the first half of 1997. The reduction in income taxes during 1998 can be attributed to the approximate $2 million tax benefit resulting from a corporate realignment within the Company.
     The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.

TABLE 6
AVERAGE BALANCES
-------------------------------------------------------------------------------------------------
                                        Three months ended                Six months ended
                                              June 30,                         June 30,
--------------------------------------------------------------------------------------------
(dollars in thousands)                  1998           1997              1998           1997
--------------------------------------------------------------------------------------------
Cash and cash equivalents         $   36,394     $   33,123        $   36,798     $   34,088
Securities available for
 sale, at fair value                 420,538        422,550           429,594        406,366
Securities held to maturity           36,254         41,618            36,209         42,843
Loans available for sale               3,316          3,972             3,528          4,158
Loans                                764,547        681,777           751,352        672,350
Deposits                           1,039,724        970,344         1,031,956        961,198
Short-term borrowings                106,998        107,449           113,337         93,975
Other borrowings                      10,179         20,191             7,197         20,192
Stockholders' equity                 126,605        109,546           125,658        109,264
Assets                             1,288,574      1,217,078         1,285,067      1,193,585
Earning assets                     1,225,520      1,159,612         1,220,912      1,134,045
Interest bearing liabilities      $1,030,140     $  988,987        $1,026,985     $  965,929
--------------------------------------------------------------------------------------------

SECURITIES
Average total securities decreased $7.4 million for the second quarter of 1998 over the same period of 1997. During the second quarter of 1998, the securities portfolio represented 37.0% of average earning assets. Average total securities for the six month period ended June 30, 1998 increased $16.6 million compared to the same period of 1997. Available for sale securities are primarily U.S. Governmental agencies guaranteed securities. Held to maturity securities are obligations of the State of New York political subdivisions and do not include any direct obligations of the State of New York. At June 30, 1998, the composition of the securities portfolio was 92% available for sale and 8% held to maturity.

LOANS
Average loan volume for the three months ended June 30, 1998 increased $82.8 million, or 12.1% over second quarter 1997. This growth has been present in all loan categories, with increases in the commercial, consumer and mortgage portfolios of $45.3 million, $16.2 million and $21.3 million, respectively.
     The Company has continued to experience an increase in the demand for commercial loans, with growth of $29.5 million since year-end 1997, primarily in the business and real estate categories. The increase in consumer loans can be attributed to a rise in homequity loans, primarily revolving lines of credit secured by the borrowers primary residence. The company does not engage in highly leveraged transactions or foreign lending activities.

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming  assets  consist of  nonaccrual  loans and other real estate owned
(OREO). Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair market value, less any estimated disposal costs.
     Total nonperforming assets at June 30, 1998 increased $1.5 million compared to June 30, 1997. An increase of $1.8 million in impaired commercial and agricultural loans was partially offset by a decrease in other real estate owned of $0.3 million. A significant portion of the increase in impaired commercial loans can be attributed to two customers. The changes in nonperforming assets are presented in Table 7 below.
         At June 30, 1998, the recorded investment in impaired loans was $4.2 million. Included in this amount is $1.5 million of impaired loans for which the specifically allocated allowance for loan loss is $0.3 million. In addition, included in impaired loans is $2.7 million of impaired loans that, as a result of the adequacy of collateral values and cash flow analysis do not have a specific reserve. At December 31, 1997, the recorded investment in impaired loans was $4.3 million, of which $1.9 million had a specific allowance allocation of $0.6 million and $2.4 million for which there was no specific reserve. At June 30, 1997, the recorded investment in impaired loans was $2.8 million, of which $0.7 million had a specific allowance allocation of $0.2 million and $2.1 million of which there was no specific reserve. The Company classifies all nonaccrual loans as impaired loans, except smaller-balance homogeneous loans that are collectively evaluated for impairment.

TABLE 7
NONPERFORMING ASSETS AND RISK ELEMENTS
------------------------------------------------------------------------------------------------------------
                                                            JUNE 30,         December 31,         June 30,
(dollars in thousands)                                        1998               1997               1997
------------------------------------------------------------------------------------------------------------
Impaired commercial and agricultural loans              $4,189     77%     $3,856     73%     $2,379     66%
Other nonaccrual loans:
  Real estate mortgage                                     457      8%        692     13%        513     14%
  Consumer                                                 824     15%        708     14%        727     20%
------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                                5,470    100%      5,256    100%      3,619    100%
------------------------------------------------------------------------------------------------------------
Other real estate owned                                    540                530                887
------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                            6,010              5,786              4,506
------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
  Commercial and agricultural                              393     40%        176     24%        172     24%
  Real estate mortgage                                     265     27%        244     33%        343     49%
  Consumer                                                 325     33%        325     43%        191     27%
------------------------------------------------------------------------------------------------------------
   Total                                                   983    100%        745    100%        706    100%
------------------------------------------------------------------------------------------------------------
Restructured loans, in compliance with modified terms:
  Commercial and agricultural                                -                  -                  -
------------------------------------------------------------------------------------------------------------
   Total assets containing risk elements                $6,993             $6,531             $5,212
------------------------------------------------------------------------------------------------------------
Total nonperforming assets to loans                              0.77%              0.79%              0.65%
Total assets containing risk elements to loans                   0.90%              0.89%              0.75%
Total nonperforming assets to assets                             0.46%              0.45%              0.36%
Total assets containing risk elements to assets                  0.54%              0.51%              0.42%
------------------------------------------------------------------------------------------------------------

TABLE 8
CHANGES IN NONACCRUAL AND IMPAIRED LOANS
----------------------------------------------------------------------------
                                     Three months ended     Six months ended
                                           June 30,              June 30,
----------------------------------------------------------------------------
(dollars in thousands)                1998       1997       1998       1997
----------------------------------------------------------------------------
Balance at beginning of period      $5,823     $3,258     $5,256     $3,320
  Loans placed on nonaccrual         1,722      1,563      4,110      2,688
  Charge-offs                         (869)      (494)    (1,480)      (882)
  Payments                            (925)      (306)    (1,825)    (1,045)
  Transfers to OREO                   (276)      (247)      (580)      (307)
  Loans returned to accrual             (5)      (155)       (11)      (155)
----------------------------------------------------------------------------
Balance at end of period            $5,470     $3,619     $5,470     $3,619
----------------------------------------------------------------------------
CHANGES IN OREO
Balance at beginning of period      $  564     $  732     $  530     $1,242
  Additions                            277        286        581        352
  Sales                               (300)      (117)      (565)      (604)
  Write-downs                           (1)       (14)        (6)      (103)
----------------------------------------------------------------------------
Balance at end of period            $  540     $  887     $  540     $  887
----------------------------------------------------------------------------

DEPOSITS
Customer deposits represent the greatest source of funding assets. Average total deposits for the quarter ended June 30, 1998, increased $69.4 million, or 7.2% from the same period in 1997. The majority of this increase was time deposits, which increased $52.6 million between the reporting periods. This increase can be attributed to municipal time deposits. The Company also experienced a $17.8 million increase in average demand deposits, while average savings deposits experienced a minimal decline between quarters.

BORROWED FUNDS
The Company's borrowed funds consist of short-term borrowings and other borrowings. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, and other short-term borrowings which consist primarily of Federal Home Loan Bank (FHLB) advances with an original maturity of one day up to one year. Other borrowings consist of fixed rate FHLB advances with an original maturity greater than one year. Average borrowings for the quarter ended June 30, 1998 decreased $10.5 million, or 8.2% as compared to the same period of 1997.

CAPITAL AND DIVIDENDS
Stockholders' equity of $129 million represents 9.9% of total assets at June 30, 1998, compared with $123 million, or 9.6% at December 31, 1997 and $114 million, or 9.2% a year previous. The equity increase is primarily due to earnings retention.
     In December of 1997, the Company distributed a 5% stock dividend for the thirty-eighth consecutive year. On June 15, 1998 the Company distributed a four-for-three stock split effected in the form of a dividend. In July of 1998, the Company declared a regular quarterly cash dividend of $0.17 per share, equivalent to an annual dividend of $0.68 per share. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.
     Capital is an important factor in ensuring the safety of depositors' accounts. For both 1997 and 1996, the Company earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality and security portfolio strength.
     As the capital ratios in Table 9 indicate, the Company remains well capitalized. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 and Risk-based Capital ratios have regulatory minimum guidelines of 4% and 8% respectively, with requirements to be considered well capitalized of 6% and 10%, respectively.

TABLE 9
CAPITAL MEASUREMENTS
------------------------------------------------------------------------------------------------
                                                        First      SECOND      Third      Fourth
1998                                                  Quarter     QUARTER    Quarter     Quarter
------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                   9.19%       9.27%
Tier 1 capital ratio                                   15.30%      15.13%
Total risk-based capital ratio                         16.56%      16.38%
Cash dividends as a percentage of net income           30.33%      36.55%
Per common share:
  Book value                                          $10.52      $10.74
  Tangible book value                                 $ 9.83      $10.07
------------------------------------------------------------------------------------------------
1997
Tier 1 leverage ratio                                   8.91%       8.75%      8.76%       8.91%
Tier 1 capital ratio                                   14.53%      14.46%     14.47%      14.88%
Total risk-based capital ratio                         15.78%      15.71%     15.73%      16.13%
Cash dividends as a percentage of net income           36.46%      34.27%     35.90%      37.72%
Per common share:
  Book value                                          $ 9.00      $ 9.53     $ 9.93      $10.26
  Tangible book value                                 $ 8.19      $ 8.75     $ 9.18      $ 9.54
------------------------------------------------------------------------------------------------

The accompanying Table 10 presents the high, low and closing sales price for the common stock as reported on the NASDAQ National Market System, and cash dividends declared per share of common stock. At June 30, 1998, total market capitalization of the Company's common stock was approximately $305 million compared to $243 million at December 31, 1997 and $229 million at June 30, 1997. The change in market capitalization is due to an increase in the stock's market price. The Company's price to book value ratio was 2.36 at June 30, 1998 and
2.02 a year ago. The per share market price was 16 times annualized earnings at June 30, 1998 and 15 times annualized earnings at June 30, 1997.

TABLE 10
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
--------------------------------------------------------------------------------------
                                                                                  Cash
                                                                             Dividends
Quarter Ending               High              Low             Close          Declared
--------------------------------------------------------------------------------------
1997
March 31                   $14.29           $12.59            $13.93            $0.107
June 30                     19.20            13.93             19.20             0.107
September 30                19.11            15.89             18.84             0.122
December 31                 20.77            17.15             20.25             0.128
--------------------------------------------------------------------------------------
1998
MARCH 31                   $21.00           $17.63            $21.00            $0.128
JUNE 30                     25.88            20.25             25.38             0.170
--------------------------------------------------------------------------------------

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset/Liability Management Committee (ALCO) is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Interest rate sensitivity management seeks to avoid widely fluctuating net interest margins and to ensure consistent net interest income through periods of changing economic conditions.
     The Company's primary measure of liquidity is called the basic surplus, which compares the adequacy of cash sources to the amounts of volatile funding sources. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources. Accordingly, the Company has established borrowing agreements with other banks (Federal Funds), the Federal Home Loan Bank of New York (short and long-term borrowings which are denoted as advances), and repurchase agreements with investment companies.
     At June 30, 1998 and 1997, the Company's basic surplus ratios (net access to cash and secured borrowings as a percentage of total assets) were approximately 6% and 8%, respectively. The Company has set a present internal minimum guideline range of 5% to 7%. As these ratios indicate, the Company's liquidity is within management standards. In addition, the Asset/Liability Management Committee has determined that liquidity is adequate to meet the cash flow requirements of the Company.
     Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. Through analysis of the interest sensitivity gap, the Company attempts to position its assets and liabilities to maximize net interest income in several different interest rate scenarios. As of June 30, 1998, the interest sensitivity gap indicates that the Company is liability sensitive in the short term and supports management's contention that the Company is positioned to benefit from a declining interest rate environment over the next twelve months. The nature and timing of the benefit will be initially impacted by the extent to which core deposit and borrowing rates are lowered as rates decline. The Company becomes asset sensitive after the one-year time frame and, therefore, would benefit in the long-term from rising interest rates.
     While the static gap evaluation of interest rate sensitivity is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. Once the Company determines the extent of gap sensitivity, the next step is to quantify the potential impact of the interest sensitivity on net interest income. The Company utilizes a simulation model which measures the effect certain assumptions will have on net interest income over a short period of time, usually one or two years. These assumptions include, but are not limited to prepayments, potential call options of the investment portfolio and various interest rate environments. The following table presents the impact on net interest income of a gradual twelve-month increase or decrease in interest rates compared to a stable interest rate environment. The simulation projects net interest income over the next year using the June 30, 1998 balance sheet position.

TABLE 11
INTEREST RATE SENSITIVITY ANALYSIS
---------------------------------------------------
Change in interest rates          Percent change in
(in basis points)               net interest income
---------------------------------------------------
+200                                        (4.54%)
+100                                        (2.46%)
-100                                         0.95%
-200                                         0.84%
---------------------------------------------------

----------------------------------------------------------------------------------------------------------
SELECTED FIVE YEAR DATA                          1997           1996        1995         1994        1993
----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)
Net income                                 $   14,749    $   12,179   $    9,329   $    6,508   $  8,505

Return on average assets                         1.20%         1.10%        0.90%        0.64%      0.93%

Return on average equity                        12.97%        11.80%        9.18%        6.53%      8.79%

Net interest margin                              4.67%         4.69%        4.43%        4.81%      5.26%

Efficiency ratio                                56.09%        60.74%       65.92%       70.22%     71.05%

Expense ratio                                    2.20%         2.41%        2.51%        2.96%      3.21%

Tier 1 leverage ratio                            8.91%         8.70%        8.80%        9.05%      9.24%

Tier 1 risk-based capital ratio                 14.88%        14.06%       15.21%       16.09%     15.40%

Total risk-based capital ratio                  16.13%        15.31%       16.46%       17.35%     16.66%

Cash dividend per share payout                  37.91%        36.50%       42.61%       56.13%     39.19%

Earnings per share:
 Basic                                     $     1.24    $     1.03   $     0.76   $     0.53   $   0.69
 Diluted                                   $     1.22    $     1.02   $     0.76   $     0.52   $   0.68

 Cash dividends paid                       $     0.464   $     0.373  $     0.322  $     0.291  $   0.268

 Book value                                $    10.26    $     9.08   $     8.89   $     7.94   $   8.15

 Tangible book value                       $     9.54    $     8.23   $     7.94   $     7.15   $   7.10

 Stock dividends distributed                     5.00%         5.00%        5.00%        5.00%      5.00%

Market price:
 High                                      $    20.77    $    13.58   $    12.24   $    11.42   $  11.42
 Low                                       $    12.59    $    10.72   $    10.21   $     9.26   $   7.79
 End of year                               $    20.25    $    12.86   $    11.91   $    10.69   $  11.26

  Price/earnings ratio (assumes dilution)       16.56X        12.59x       15.73x       20.49x     16.59x
  Price/book value ratio                         1.97X         1.42x        1.34x        1.35x      1.38x

Total assets                               $1,280,585    $1,138,986   $1,106,266   $1,044,557   $953,907

Total stockholders' equity                 $  123,343    $  106,264   $  108,044   $   98,307   $101,108

Average diluted common shares
 outstanding (thousands)                       12,096        11,918       12,320       12,515     12,455
---------------------------------------------------------------------------------------------------------

* All per share data has been restated to give retroactive effect to stock dividends and splits.

PART II.  OTHER INFORMATION

Item 1 -- Legal Proceedings

This item is omitted, as there have been no material legal proceedings initiated or settled during the quarter ended June 30, 1998.

Item 2 -- Changes in Securities

Following are listed changes in the Company's Common Stock outstanding during the quarter ended June 30, 1998 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future. There was no Preferred Stock outstanding during the quarter ended June 30, 1998.
     The Company has Stock Option Plans covering key employees. In January 1998, non-qualified stock options were granted for 160,933 shares of common stock at an option price of $20.03 per share. In April 1998, non-qualified stock options were granted for 2,000 shares of common stock at an option price of $20.74 per share. These options vest over a four-year period with the first vesting date one-year from the date of grant. Outstanding at June 30, 1998 are non-qualified stock options covering 614,535 shares at exercise prices ranging between $6.44 and $20.74 with expiration dates between February 12, 1999, and April 6, 2008. There are 1,585,818 shares of authorized common stock designated for possible issuance under the Plans, including the aforementioned shares. The number of shares designated for the Plans, the number of shares under existing options and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences as enumerated in the Plans. (FORMs S-8, Registration Statement Nos. 33-18976 and 33-77410, filed with the Commission on December 9, 1987 and April 6, 1994, respectively).
     In 1995, the Company granted its then Chairman stock options in connection with the discharge of severance obligations of the Company and the Bank under his employment agreement. The agreement issued options covering 191,081 and 40,032 shares with exercise prices of $10.49 and $10.95, respectively, and an expiration date of January 31, 1997 (the number of shares under option and the option price per share have been adjusted for stock dividends and splits). The Company filed a registration statement relating to these option shares. These stock options did not reduce the number available under the previously mentioned Plans.
     The Company has a Dividend Reinvestment Plan for stockholders under which no new shares of common stock were issued for the quarter ended June 30, 1998. There are 701,015 shares of authorized but unissued common stock designated for possible issuance under the Plan (the number of shares available has been adjusted for stock dividends and splits). (FORM S-3, Registration Statement No. 33-12247, filed with the Commission on February 26, 1987).
     The Company's Board of Directors has reserved 35,000 of authorized but unissued shares for future payment of an annual Board retainer. In January 1998, each Director was granted 149 shares which are restricted from one to three years for payment of their 1998 Board retainer (the number of shares available and granted has been adjusted for stock dividends and splits). Shares were purchased from treasury therefore the number of authorized and unissued shares was not effected.
     The Company's Board of Directors has authorized the purchase on the open market by the Company of additional shares of treasury stock. These treasury shares are to be used for a variety of corporate purposes, primarily to meet the needs of the Company's Employee Stock Ownership Plan, Automatic Dividend Reinvestment and Stock Purchase Plan, Stock Option Plans, Retirement Savings Plan, Restricted Stock Agreements and Bank Trust Department directed IRA and
HR-10 accounts. Purchases and sales during 1998 totalled 91,100 and 91,746, respectively, with 415,225 shares in treasury at June 30, 1998. Purchases were made at the prevailing market price in effect at the dates of the transactions. Subsequent sales to both the Company's Employee Stock Ownership Plan and Dividend Reinvestment and Stock Purchase Plan, if any, were made at the five day average of the highest and lowest quoted selling price of the Company's common stock on the National Market System of NASDAQ.
     The  Company  currently  is  authorized  to issue  2.5  million  shares  of preferred stock, no par value, $1.00 stated value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications, and restrictions for each series of preferred stock issued. The Company has a Stockholder Rights Plan (Plan) designed to ensure that any potential acquiror of the Company negotiate with the Board of Directors and that all Company stockholders are treated equitably in the event of a takeover attempt. When the Plan was adopted, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar Rights are attached to each share of the Company's common stock issued after November 15, 1994, the date of adoption subject to adjustment.

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

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Registrant's senior securities during the quarter ended June 30, 1998.

Item  4 -- Submission of Matters to a Vote of Security Holders

This item is omitted, as there is no disclosure required for the quarter ended June 30, 1998. The results of the election of directors and ratification of auditors at the Annual Meeting of Stockholders held April 18, 1998 was previously reported in Form 10-Q, March 31, 1998.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

An index to exhibits follows the signature page of this FORM 10-Q.

No reports on FORM 8-K were filed by the Registrant during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of August, 1998.




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

FORM 10-Q
Exhibit                                                                       Exhibit
NUMBER                                                                        CROSS-REFERENCE
------                                                                        ---------------
27.1       Financial Data Schedule for the six months ended June 30, 1998     Herein

                                  EXHIBIT 27.1
                Financial Data Schedule for the six months ended
                                  June 30, 1998