Form 10-Q
period 1998-09-30
NBT BANCORP INC
filed 1998-11-12
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998.
                                    OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 31, 1998, there were 11,903,254 shares outstanding of the Registrant's common stock, No Par, Stated Value $1.00. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                                NBT BANCORP INC.
                   FORM 10-Q--Quarter Ended September 30, 1998


                                TABLE OF CONTENTS





PART I       FINANCIAL INFORMATION

Item 1       Financial Statements (Unaudited)

             Consolidated Balance Sheets at September 30, 1998, December 31, 1997 (Audited), and September 30, 1997

             Consolidated Statements of Income for the three month and nine month periods ended September 30, 1998 and 1997

             Consolidated Statements of Stockholders' Equity for the nine month periods ended September 30, 1998 and 1997

             Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997

             Consolidated Statements of Comprehensive Income for the three month and nine month periods ended September 30, 1998 and 1997

             Notes to Consolidated Financial Statements at September 30, 1998

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 Quantitative and Qualitative Disclosures About Market Risk Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

PART II      OTHER INFORMATION

Item 1       Legal Proceedings
Item 2       Changes in Securities
Item 3       Defaults Upon Senior Securities
Item 4       Submission of Matters to a Vote of Security Holders
Item 5       Other Information
Item 6       Exhibits and Reports on FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

NBT BANCORP INC. AND SUBSIDIARY                                    SEPTEMBER 30,     December 31,    September 30,
CONSOLIDATED BALANCE SHEETS                                             1998              1997             1997
-------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                    (UNAUDITED)      (See Notes)      (Unaudited)
ASSETS
Cash                                                                 $   47,703       $   37,446       $   41,112
Federal funds sold and securities
 purchased under agreements to resell                                         -                -           15,488
Loans held for sale                                                       2,854            3,286            3,335
Securities available for sale, at fair value                            392,982          440,632          440,695
Securities held to maturity (fair value-$36,203,
 $36,139 and $33,625)                                                    36,203           36,139           33,626
Loans:
 Commercial and agricultural                                            366,938          326,491          315,405
 Real estate mortgage                                                   153,905          135,475          128,863
 Consumer                                                               276,761          273,516          272,570
-------------------------------------------------------------------------------------------------------------------
  Total loans                                                           797,604          735,482          716,838
 Less allowance for loan losses                                          12,611           11,582           11,438
-------------------------------------------------------------------------------------------------------------------
  Net loans                                                             784,993          723,900          705,400
Premises and equipment, net                                              20,417           18,761           17,603
Intangible assets, net                                                    7,825            8,642            8,942
Other assets                                                              9,966           11,779           16,130
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $1,302,943       $1,280,585       $1,282,331
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                        $  142,383       $  138,985       $  127,054
 Savings, NOW, and money market                                         385,872          358,366          371,931
 Time                                                                   504,852          516,832          495,866
-------------------------------------------------------------------------------------------------------------------
  Total deposits                                                      1,033,107        1,014,183          994,851
Short-term borrowings                                                   120,215          134,527          158,762
Other borrowings                                                         10,174              183              186
Other liabilities                                                         6,941            8,349            9,658
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                   1,170,437        1,157,242        1,163,457
Commitments and contingencies
Stockholders' equity:
   Preferred stock, no par, stated value $1.00; shares
    authorized-2,500,000                                                      -                -                -
   Common stock, no par, stated value $1.00; shares
    authorized-15,000,000; issued 12,425,758,
    12,573,281 and 12,603,450                                            12,426            9,430            9,002
   Capital surplus                                                       97,165           96,494           85,531
   Retained earnings                                                     28,152           22,249           31,377
   Accumulated other comprehensive income                                 5,285            2,373              754
   Common stock in treasury at cost, 501,249,
    415,871 and 449,744 shares                                          (10,522)          (7,203)          (7,790)
-------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                            132,506          123,343          118,874
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,302,943       $1,280,585       $1,282,331
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                                          Three months ended                  Nine months ended
NBT BANCORP INC. AND SUBSIDIARY                              September 30,                      September 30,
CONSOLIDATED STATEMENTS OF INCOME                        1998             1997              1998             1997
-------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                               (Unaudited)

Interest and fee income:
Loans and loans held for sale                         $18,100          $16,599           $52,701          $47,741
Securities - taxable                                    6,966            7,798            22,233           21,932
Securities - tax exempt                                   281              244               836              917
Other                                                     101              207               210              300
-------------------------------------------------------------------------------------------------------------------
  Total interest and fee income                        25,448           24,848            75,980           70,890
-------------------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                9,344            8,735            28,423           25,880
Short-term borrowings                                   1,405            2,207             4,525            4,708
Other borrowings                                          136              133               326              705
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                               10,885           11,075            33,274           31,293
-------------------------------------------------------------------------------------------------------------------
Net interest income                                    14,563           13,773            42,706           39,597
Provision for loan losses                               1,300              965             3,550            2,680
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses    13,263           12,808            39,156           36,917
-------------------------------------------------------------------------------------------------------------------

Noninterest income:
Trust income                                              803              687             2,407            2,060
Service charges on deposit accounts                       956              926             2,725            2,763
Securities gains (losses)                                 168              (90)              613              (72)
Other income                                              594              457             1,883            1,520
-------------------------------------------------------------------------------------------------------------------
  Total noninterest income                              2,521            1,980             7,628            6,271
-------------------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                          4,920            4,556            14,214           13,154
Occupancy                                                 656              584             2,037            1,892
Equipment                                                 668              435             1,728            1,279
Amortization of intangible assets                         255              314               817            1,051
Other operating                                         3,208            3,015             9,852            8,353
-------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                             9,707            8,904            28,648           25,729
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                              6,077            5,884            18,136           17,459
Income taxes                                            1,346            2,182             3,623            6,275
-------------------------------------------------------------------------------------------------------------------
   NET INCOME                                         $ 4,731          $ 3,702           $14,513          $11,184
-------------------------------------------------------------------------------------------------------------------

Earnings Per Share:
     Basic                                            $  0.40          $  0.31           $  1.21          $  0.94
     Diluted                                          $  0.38          $  0.31           $  1.18          $  0.93
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------
                                                                            Accumulated
                                                                                  Other
                                     Common       Capital     Retained    Comprehensive      Treasury
                                      Stock       Surplus     Earnings           Income         Stock         Total
---------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                        (Unaudited)

BALANCE AT DECEMBER 31, 1996        $ 8,838       $82,731      $24,208          $(1,529)     $ (7,984)     $106,264
Net income                                                      11,184                                       11,184
Cash dividends - $0.366 per share                               (4,015)                                      (4,015)
Issuance of 164,030 shares
  to stock plan                         164         2,476                                                     2,640
Purchase of 131,900 treasury shares                                                            (2,569)       (2,569)
Sale of 163,605 treasury shares to
  employee benefit plans and other
  stock plans                                         324                                       2,763         3,087
Unrealized gain on securities
  available for sale, net of
  reclassification adjustment,
  and deferred taxes of $1,577                                                    2,283                       2,283
---------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1997       $ 9,002       $85,531      $31,377          $   754      $ (7,790)     $118,874
---------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997        $ 9,430       $96,494      $22,249          $ 2,373      $ (7,203)     $123,343
Net income                                                      14,513                                       14,513
Cash dividends - $0.468 per share                               (5,603)                                      (5,603)
Effect of 4 for 3 split in the
  form of a stock dividend            2,996                     (2,996)
Payment in lieu of fractional shares                               (11)                                         (11)
Purchase of 214,700 treasury shares                                                            (5,791)       (5,791)
Sale of 129,322 treasury shares to
  employee benefit plans and other
  stock plans                                         671                                       2,472         3,143
Unrealized gain on securities
  available for sale, net of
  reclassification adjustment,
  and deferred taxes of $2,011                                                    2,912                       2,912
---------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998       $12,426       $97,165      $28,152          $ 5,285      $(10,522)     $132,506
---------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY                                               Nine Months Ended September 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                             1998                   1997
-------------------------------------------------------------------------------------------------------------
(in thousands)                                                                          (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                   $  14,513              $  11,184
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses                                                      3,550                  2,680
  Depreciation and amortization of premises and equipment                        1,514                  1,064
  Amortization of premiums and accretion of discounts on securities             (1,437)                    96
  Amortization of intangible assets                                                817                  1,051
  Proceeds from sales of loans originated for sale                               3,219                  3,559
  Loans originated for sale                                                     (2,787)                (2,759)
  Realized (gains) losses on sales of securities                                  (613)                    72
  (Increase) decrease in interest receivable                                        37                   (105)
  Increase in interest payable                                                      62                    617
  Gain on sale of branch, net                                                        -                   (219)
  Other, net                                                                      (919)                   692
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       17,956                 17,932
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
  Proceeds from maturities                                                      53,806                 28,787
  Proceeds from sales                                                          110,256                144,591
  Purchases                                                                   (110,052)              (241,105)
Securities held to maturity:
  Proceeds from maturities                                                      16,886                 22,037
  Purchases                                                                    (16,950)               (13,425)
Net (increase) in loans                                                        (65,546)               (64,920)
Purchase of premises and equipment, net                                         (3,170)                (2,360)
Proceeds from sales of other real estate owned                                     813                  1,195
Gain on sale of other real estate owned, net                                       (83)                  (106)
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          (14,040)              (125,306)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in deposits                                                        18,924                 78,532
Net increase (decrease) in short-term borrowings                               (14,312)                70,518
Proceeds from issuance of other borrowings                                      10,000                      -
Repayments of other borrowings                                                      (9)               (20,009)
Proceeds from issuance of treasury shares to employee benefit
 plans and other stock plans                                                     3,143                  5,727
Purchase of treasury stock                                                      (5,791)                (2,569)
Cash dividends and payment for fractional shares                                (5,614)                (4,015)
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        6,341                128,184
-------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                       10,257                 20,810
Cash and cash equivalents at beginning of year                                  37,446                 35,790
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  47,703              $  56,600
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                                   $  33,212              $  30,676
  Income taxes                                                                   5,211                  3,661
-------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                                                               Three months ended                Nine months ended
NBT BANCORP INC. AND SUBSIDIARY                                   September 30,                   September 30,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                1998           1997            1998            1997
-------------------------------------------------------------------------------------------------------------------
 (in thousands)                                                                   (Unaudited)
Net Income                                                   $4,731         $3,702         $14,513         $11,184
-------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:
     Unrealized net holding gains arising during
         period [pre-tax amounts of
         $5,054, $3,887, $5,536 and $3,788]                   2,984          2,299           3,275           2,241
     Less: Reclassification adjustment for net (gains)
         losses included in net income [pre-tax amounts
         of ($168), $90, ($613) and $72]                        (99)            53            (363)             42
-------------------------------------------------------------------------------------------------------------------
Total other comprehensive income                              2,885          2,352           2,912           2,283
-------------------------------------------------------------------------------------------------------------------
Comprehensive income                                         $7,616         $6,054         $17,425         $13,467
-------------------------------------------------------------------------------------------------------------------

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998

BASIS OF PRESENTATION
The   accompanying   unaudited  consolidated  financial  statements  include the
accounts   of   NBT  Bancorp  Inc.  (the Registrant)  and  its  wholly-owned subsidiary, NBT Bank, N. A. (Bank). All intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.
     The determination of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.
     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All share and per share data has been adjusted retroactively for stock dividends and splits.
     The balance sheet at December 31, 1997 has been derived from audited financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Effective January 1, 1998 the Company adopted the remaining provisions of Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, did not have a material impact on the Company.
     On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.
     In June 1997, SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued requiring public business enterprises to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision makers. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. Management will determine the impact of this statement prior to its initial application on December 31, 1998.
     In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other post retirement benefit plans. It does not change the measurement or recognition of these plans. The Company adopted SFAS No. 132 on January 1, 1998 and has determined its impact to be
revised  year-end  reporting   requirements  for  pension  and  post  retirement
benefits.
     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives would be dependent on the use of the derivative and the type of risk being hedged. The statement is effective for all quarters of fiscal years beginning after June 15, 1999. At the present time, the Company has not fully analyzed the effect or timing of the adoption of SFAS No. 133 on the Company's consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiary, NBT Bank, N.A. (Bank) collectively referred to herein as the Company. This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this FORM 10-Q as well as to the Company's 1997 FORM 10-K for an understanding of the following discussion and analysis. The Company has a long history of distributing stock dividends; in December 1997, a 5% stock dividend was distributed for the thirty-eighth consecutive year. In addition, on June 15, 1998 the Company distributed a four-for-three stock split effected in the form of a dividend. Throughout this discussion and analysis, amounts per common share have been adjusted retroactively for stock dividends and splits for purposes of comparability.
     On October 27, 1998, Bancorp announced the declaration of a 5% stock dividend and a regular quarterly cash dividend of $0.17 per share. The stock and cash dividends will be paid on December 15, 1998 to shareholders of record as of December 1, 1998. The cash dividend will be paid on the increased number of shares. Amounts per common share have not been adjusted for the prospective December 15, 1998 stock dividend. The adjustment for purposes of comparability will occur after the payment date.
     In July of 1998, the Company announced the formation of a venture capital subsidiary, NBT Capital Corp. The venture capital subsidiary, licensed as a Small Business Investment Company by the U. S. Small Business Administration, will seek opportunities to make capital investments in growing businesses in the Company's market area.
     Certain statements in this release and other public releases by the Company contain forward-looking information, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as "anticipate," "believe," "expect," "forecasts," "projects," or other similar terms. Actual results may differ materially from these statements since such statements involve significant known and unknown rules and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) an increase in competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) changes in the regulatory environment; (4) general economic environment conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality; (5) changes may incur in business conditions and inflation; and (6) unforeseen risks associated with the Year 2000 issue.

YEAR 2000
The Year 2000 issue presents a number of difficult challenges to the Company. Information systems are often complex and have been developed over many years through a variety of computer languages and hardware platforms. The Year 2000 issue refers to the programming of existing software applications using a two digit year field. This coding presents a potential problem when the year begins with "20", instead of "19". Computers may interpret the year as 1900 instead of 2000, creating possible system failure or miscalculation of financial data.
     A committee continues to direct the Company's Year 2000 activities under the framework of the FFIEC's Five-Step Program. The FFIEC's Five-Step Program includes the following phases: Awareness, Assessment, Renovation, Validation and Implementation. The Awareness Phase, 100% complete, defines the Year 2000 problem and gains executive level support for the necessary resources to prepare the Company for Year 2000 compliance. The Assessment Phase, 100% complete, assesses the size and complexity of the problem and details the magnitude of the effort necessary to address the Year 2000 issues. Although the Awareness and Assessment Phases are complete, the Company will continue to evaluate any new issues as they arise. The Renovation Phase, 75% complete, includes code enhancements, hardware and software updates, system replacements, vendor certification, and other associated changes. The Renovation Phase is scheduled to be complete by December 31, 1998. The Validation Phase, 15% complete, includes the testing of incremental changes to hardware and software components. The Validation Phase is scheduled to be substantially complete by March 31, 1999. The Implementation Phase, 15% complete, certifies that systems are Year 2000 compliant and be accepted by the end users. The Implementation Phase is scheduled to be substantially complete by March 31, 1999. The Company has been addressing Informational Technology (IT) and non IT systems. The Company has categorized all systems as mission critical, high, medium or low priority with respect to its ability to influence business functions. The Company has completed the development of test and validation methodologies for its IT systems. Testing of applications has begun and is scheduled to be substantially complete during the first quarter of 1999. In some cases, the Company will rely on the service providers and software vendors to facilitate proxy testing with a selected group of users. The Company will review the test plans and validate the results of the proxy testing to ensure the Year 2000 compliance of those systems. To ensure compliance of non IT systems where testing is not possible, the Company has contacted the manufacturers and suppliers for Year 2000 certification. Based on responses from manufacturers and suppliers of non IT systems, the Company does not anticipate incurring any material expenses due to unpreparedness of the non IT systems.
     The Company has identified material third party relationships to minimize the potential loss from unpreparedness of these parties. The Company continues to work closely with Fiserv, its data services and items processing provider, regarding Year 2000 compliance. The Company is in the process of testing its trust accounting system to ensure Year 2000 compliance. The testing and validation of this system is expected to be substantially complete by December 31, 1998. In addition, the trust department is following the FFIEC's Year 2000 Fiduciary Service Guidance. The fiduciary review includes the following steps: account and asset administration, third party risk, counter party risk, transfer agent risk, and client disclosure. A Year 2000 compliance review is being conducted on those companies in which significant trust assets are invested. The trust account review process has been modified to include specific Year 2000 issues. Third party and counter party fiduciary risk is being addressed by communicating with various vendors and service providers to ascertain their Year 2000 compliance. All customers and beneficiaries of the trust department have been contacted regarding the Company's efforts to identify and reduce Year 2000 risk. The Company has evaluated the Year 2000 readiness of its major borrowers and fund providers to assess their readiness and identify potential problems. The Company has assessed the preparedness of its 75 largest commercial borrowers, as well as 25 random commercial borrowers. These borrowers were evaluated and rated as low, medium or high risk. For the medium and high risk customers, an action plan for compliance has been developed, up to and including credit risk downgrades and requests for additional collateral. The Company has also assessed the preparedness of its 60 largest deposit account relationships, as well as 45 random depositors. The providers were also evaluated and rated as high, medium or low risk. The Company has scheduled follow up with the high risk and material fund providers to ensure they are taking necessary steps to become Year 2000 compliant. The Company also completed an assessment of its other material funding sources and counter parties, with no high risk relationships being identified. In addition, the Company is in the process of modifying its liquidity crisis plan to minimize funding risk due to the Year 2000 issue.
     As of September 30, 1998 the Company has incurred approximately $85,000 in expenses directly related to the Year 2000 issue. In addition, the Company forecasts spending approximately $365,000 by December 31,1999 to ensure Year 2000 readiness. These amounts include the cost of additional hardware and software, as well as technology consultants contracted to assist in the preparation for the Year 2000; however, they do not include a valuation for the considerable time employees spent on Year 2000 preparedness. The Company has included the cost of the Year 2000 issue in its 1999 annual budget. Due to the uniqueness of the Year 2000 issue, it is difficult to quantify the potential loss in revenue. Based on efforts to ensure systems will function properly, the Company believes is reasonably likely that no material loss in revenue will occur. The Company believes that its reasonably likely worst case Year 2000 scenario is a material increase in credit losses due to Year 2000 problems of the Company's borrowers, as well as disruption in financial markets causing liquidity stress. As previously mentioned, the Company has attempted to minimize these risks by identifying the material borrowers and fund providers and assessing their progress toward Year 2000 compliance.
     The Company is currently developing a business resumption contingency plan to help ensure continued operations in the event of Year 2000 system failures. This contingency plan will be consistent with the Company's disaster recovery plan with modifications for Year 2000 risks. The business resumption contingency plan is scheduled to be complete by December 31, 1998.

OVERVIEW
Net income of $4.7 million ($0.38 diluted earnings per share) was recognized in the third quarter of 1998, representing a 27.8% increase from third quarter 1997 net income of $3.7 million ($0.31 diluted earnings per share). Contributing to the increase in net income were increases in net interest and noninterest income, partially offset by an increase in noninterest expense. The increase in net interest income was a result of an increase in average earning assets, as the loan portfolio continues to expand. Also contributing to the increase in net income for the third quarter of 1998 was a reduction in income tax expense arising from a corporate realignment within the Company.

     Net income of $14.5 million ($1.18 diluted earnings per share) was recognized for the nine month period ended September 30, 1998, a 29.8% increase from the first nine months in 1997 net income of $11.2 million ($0.93 diluted earnings per share). The increased profitability for the nine months ended September 30, 1998 was driven by factors similar to those of third quarter 1998.
     Table 1 depicts several measurements of performance on an annualized basis. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios increased for the nine month period ended September 30, 1998 compared to the same period a year previous.
     Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. Taxable equivalency adjusts income by increasing tax exempt income to a level that is comparable to taxable income before taxes are applied.

TABLE 1
PERFORMANCE MEASUREMENTS
--------------------------------------------------------------------------------------------------
                                       First     Second     THIRD       NINE    Fourth     Twelve
                                     Quarter    Quarter   QUARTER     MONTHS   Quarter     Months
--------------------------------------------------------------------------------------------------
1998
Return on average assets               1.60%      1.47%     1.46%      1.51%
Return on average equity              16.49%     14.92%    14.54%     15.30%
Net interest margin                    4.75%      4.68%     4.79%      4.74%
--------------------------------------------------------------------------------------------------
1997
Return on average assets               1.19%      1.33%     1.17%      1.23%    1.11%       1.20%
Return on average equity              12.82%     14.78%    12.74%     13.43%   11.71%      12.97%
Net interest margin                    4.71%      4.65%     4.64%      4.66%    4.68%       4.67%
--------------------------------------------------------------------------------------------------

NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings. Net interest income is effected by the interest rate spread, the difference between the yield on earning assets and cost of interest bearing liabilities, as well as the volumes of such assets and liabilities. Table 2 represents an analysis of net interest income on a federal taxable equivalent basis.
     Federal taxable equivalent (FTE) net interest income increased $0.8 million for the third quarter of 1998 compared to the same period of 1997. This increase was primarily a result of the $30.6 million increase in average earning assets, less the $4.3 million increase in average interest bearing liabilities.
     Total FTE interest income increased $0.6 million over third quarter 1997. This increase is also a result of the increase in average earning assets. The yield on average earning assets was comparable between the reporting periods. During the same time period, total interest expense decreased $0.2 million. This decrease is a result of a reduction in the cost of interest bearing liabilities by 9 basis points (0.09%), primarily the result of lower short-term borrowing costs.
     For the first nine months of 1998, FTE net interest income increased $3.1 million over the comparable period of 1997. This increase was primarily the result of the $67.9 million increase in average earning assets, less a $41.9 million increase in interest bearing liabilities.
     Another important performance measurement of net interest income is the net interest margin. The net interest margin increased to 4.74% for the first nine months of 1998, up from 4.66% for the comparable period in 1997. The increase in net interest margin is a function of the increased funding of earning assets from noninterest bearing sources.

TABLE 2
COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME
----------------------------------------------------------------------------------------------------
                                  Three months ended September 30,
Annualized
Yield/Rate                                               Amounts                      Variance
----------------------------------------------------------------------------------------------------
1998    1997   (dollars in thousands)                 1998      1997     TOTAL    VOLUME       RATE
----    ----                                          ----      ----     -----    ------       ----
5.73%   4.69%  Interest bearing deposits           $     2   $     1    $    1    $    -     $    1
               Federal funds sold and securities
3.90%   5.16%   purchased under agreements to resell    25       186      (161)     (124)       (37)
5.32%   5.50%  Other short-term investments             74        20        54        55         (1)
6.82%   6.93%  Securities available for sale         6,737     7,581      (844)     (723)      (121)
9.51%   7.89%  Loans held for sale                      61        57         4        (7)        11
               Securities held to maturity:
7.76%   7.03%   Taxable                                251       242         9       (15)        24
6.81%   7.36%   Tax exempt                             410       347        63        90        (27)
9.15%   9.31%  LOANS                                18,088    16,598     1,490     1,763       (273)
               -------------------------------------------------------------------------------------
8.32%   8.33%  Total interest income                25,648    25,032       616     1,039       (423)

2.90%   2.91%  Money Market Deposit Accounts           601       647       (46)      (44)        (2)
1.55%   1.61%  NOW accounts                            510       483        27        44        (17)
2.72%   2.81%  Savings accounts                      1,086     1,115       (29)        9        (38)
5.42%   5.37%  Certificates of deposit               7,147     6,490       657       590         67
5.17%   5.65%  Short-term borrowings                 1,405     2,207      (802)     (627)      (175)
5.31%   6.25%  OTHER BORROWINGS                        136       133         3        25        (22)
               -------------------------------------------------------------------------------------
4.27%   4.36%  TOTAL INTEREST EXPENSE               10,885    11,075      (190)       (3)      (187)
               -------------------------------------------------------------------------------------
               Net interest income                 $14,763   $13,957    $  806    $1,042     $ (236)
               ====================================================================================
4.05%   3.97%  Interest rate spread
=====   =====  ====================
4.79%   4.64%  Net interest margin
=====   =====  ===================
               FTE adjustment                      $   200   $   184
               ==============                      =======   =======

                        Nine Months Ended September 30,
Annualized
Yield/Rate                                              Amounts                     Variance
----------------------------------------------------------------------------------------------------
1998    1997   (dollars in thousands)                 1998      1997     TOTAL    VOLUME       RATE
----    ----                                          ----      ----     -----    ------       ----
5.33%   4.52%  Interest bearing deposits           $     5   $     4    $    1    $   (1)     $   2
               Federal funds sold and securities
3.91%   5.17%   purchased under agreements to resell    31       192      (161)     (123)       (38)
5.36%   5.28%  Other short-term investments            174       104        70        69          1
6.95%   6.81%  Securities available for sale        21,542    21,330       212      (230)       442
8.58%   8.30%  Loans held for sale                     205       231       (26)      (34)         8
               Securities held to maturity:
7.72%   6.92%   Taxable                                758       670        88        10         78
7.01%   6.79%   Tax exempt                           1,219     1,339      (120)     (162)        42
9.23%   9.32%  LOANS                                52,654    47,678     4,976     5,396       (420)
               -------------------------------------------------------------------------------------
8.38%   8.29%  Total interest income                76,588    71,548     5,040     4,925        115

2.90%   2.92%  Money Market Deposit Accounts         1,846     2,020      (174)     (161)       (13)
1.63%   1.62%  NOW accounts                          1,544     1,424       120       112          8
2.79%   2.83%  Savings accounts                      3,239     3,294       (55)      (14)       (41)
5.44%   5.29%  Certificates of deposit              21,794    19,142     2,652     2,100        552
5.43%   5.50%  Short-term borrowings                 4,525     4,708      (183)     (125)       (58)
5.32%   5.80%  OTHER BORROWINGS                        326       705      (379)     (324)       (55)
               -------------------------------------------------------------------------------------
4.35%   4.27%  TOTAL INTEREST EXPENSE               33,274    31,293     1,981     1,588        393
               ------------------------------------------------------------------------------------
               Net interest income                 $43,314   $40,255    $3,059    $3,337      $(278)
               =====================================================================================
4.03%   4.02%  Interest rate spread
=====   =====  ====================
4.74%   4.66%  Net interest margin
=====   =====  ===================
               FTE adjustment                      $   608   $   658
               ==============                      =======   =======

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a valuation allowance established to provide for the estimated losses related to the collection of the Company's loan portfolio. The allowance is maintained at a level considered adequate to provide for loan loss exposure based on management's estimate of potential losses in the portfolio considering an evaluation of risk, prevailing and anticipated economic factors, and past loss experience. Management determines the provision and allowance for loan losses based on a number of factors including a comprehensive in-house loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify potential problem loans, credit concentration, and other risk factors such as current and projected economic conditions. The allowance for loan losses to outstanding loans at September 30, 1998 is 1.58%, compared to 1.60% at September 30, 1997. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.
     Table 3 reflects changes to the allowance for loan losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs for the third quarter of 1998 were $0.9 million, or 0.47% of average loans, compared to $0.6 million, or 0.34% of average loans for the same period of 1997. The rise in net charge-offs can be attributed to the commercial portfolio, primarily the result of two customers. Net charge-offs for the nine months ended September 30, 1998 were $2.5 million, or 0.44% of average loans, compared to $1.7 million, or 0.34% of average loans for the same period during the previous year. The increase in year-to-date charge-offs can also be attributed to the commercial portfolio, primarily the result of three customers.

TABLE 3
ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------------------------------------
                                        Three months ended                    Nine months ended
                                           September 30,                        September 30,
(dollars in thousands)                 1998             1997                1998             1997
-----------------------------------------------------------------------------------------------------------
Balance, beginning of period        $12,239          $11,085             $11,582          $10,473
Recoveries                              200              271                 610              666
Charge-offs                          (1,128)            (883)             (3,131)          (2,381)
-----------------------------------------------------------------------------------------------------------
Net (charge-offs)                      (928)            (612)             (2,521)          (1,715)
Provision for loan losses             1,300              965               3,550            2,680
-----------------------------------------------------------------------------------------------------------
Balance, end of period              $12,611          $11,438             $12,611          $11,438
-----------------------------------------------------------------------------------------------------------
COMPOSITION OF NET (CHARGE-OFFS)
-----------------------------------------------------------------------------------------------------------
Commercial and agricultural         $  (553)    60%  $  (321)    52%     $(1,401)    56%  $  (683)     40%
Real estate mortgage                    (46)     5%      (30)     5%        (101)     4%      (37)      2%
Consumer                               (329)    35%     (261)    43%      (1,019)    40%     (995)     58%
-----------------------------------------------------------------------------------------------------------
Net (charge-offs)                   $  (928)   100%  $  (612)   100%     $(2,521)   100%  $(1,715)    100%
-----------------------------------------------------------------------------------------------------------
Annualized net charge-offs
 to average loans                             0.47%            0.34%               0.44%             0.34%
-----------------------------------------------------------------------------------------------------------
Net charge-offs to average loans for the year ended
 December 31, 1997                                                                                   0.34%
-----------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Table 4 below presents quarterly and year-to-date noninterest income. Noninterest income for the third quarter of 1998, excluding security gains and nonrecurring income, increased $0.3 million or 13.7% when compared to third quarter of 1997. Trust income has continued its growth trend as managed assets have steadily increased. For the nine month period ended September 30, 1998, excluding security gains and nonrecurring income, noninterest income increased $0.9 million or 14.5% compared to the same period during 1997. The increase in securities gains for the quarter and year-to-date periods can be attributed to the change in market conditions between reporting periods. The increase in other income for the quarter and year-to-date periods can be primarily attributed to an increase in ATM transaction income. Other income for the nine month period ended September 30, 1997 includes a one-time gain of $0.2 million on the sale of the Hamden branch to The National Bank of Delaware County.

TABLE 4
NONINTEREST INCOME
----------------------------------------------------------------------------------------------------
                                         First    Second     THIRD       NINE      Fourth   Twelve
(dollars in thousands)                 Quarter   Quarter   QUARTER     MONTHS     Quarter   Months
----------------------------------------------------------------------------------------------------
1998
Trust income                            $  802    $  802    $  803      $2,407
Service charges on deposit accounts        869       900       956       2,725
Securities gains                           218       227       168         613
Other income                               679       610       594       1,883
----------------------------------------------------------------------------------------------------
  Total noninterest income              $2,568    $2,539    $2,521      $7,628
----------------------------------------------------------------------------------------------------
1997
Trust income                            $  686    $  687    $  687      $2,060     $  615   $2,675
Service charges on deposit accounts        904       933       926       2,763        932    3,695
Securities gains (losses)                   17         1       (90)        (72)      (265)    (337)
Other income                               413       650       457       1,520        513    2,033
----------------------------------------------------------------------------------------------------
  Total noninterest income              $2,020    $2,271    $1,980      $6,271     $1,795   $8,066
----------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Table 5 presents components of noninterest expense as well as selected operating efficiency ratios. Noninterest expense for the quarter ended September 30, 1998 experienced a $0.8 million increase compared to the same period of 1997. Noninterest expense for the nine months ended September 30, 1998 experienced a $2.9 million increase compared to the same period of 1997.
     Employee benefits for the third quarter and nine months ended September 30, 1998 increased $0.2 million and $0.7 million, respectively, compared to the same time periods of 1997. This increase can be attributed to an increase in the accrual for executive incentive compensation based on the current year's performance.
     Equipment expense for the third quarter and nine months ended September 30, 1998 increased $0.2 million and $0.4 million, respectively, compared to the same time periods of 1997. This increase can be attributed to a rise in computer depreciation expense related to the automation of the branch network computer system.
     Legal, audit, and outside services increased $1.0 million for the nine months ended September 30, 1998 compared to the same period in 1997. The increase can be attributed to the outsourcing of the Company's item processing function during 1997, as well as increased professional fees associated with the corporate realignment.
     Two important operating efficiency measures that the Company closely monitors are the efficiency and expense ratios. The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by net interest income plus noninterest income (excluding net security gains and losses and nonrecurring income). The efficiency ratio increased to 56.7% in the third quarter of 1998 from 55.6% for the same period of 1997. This increase was a result of the increase in noninterest expense between the reporting periods. The expense ratio is computed as total noninterest expense (excluding nonrecurring charges) less noninterest income (excluding net security gains and losses and nonrecurring income) divided by average assets. The expense ratio increased to 2.3% for the third quarter 1998 from 2.2% for the same period of 1997. The increase in the expense ratio can also be attributed to the increase in noninterest expense.

TABLE 5
NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
----------------------------------------------------------------------------------------------------
(dollars in thousands)                  First     Second     THIRD      NINE     Fourth    Twelve
1998                                  Quarter    Quarter   QUARTER    MONTHS    Quarter    Months
----------------------------------------------------------------------------------------------------
Salaries and wages                     $3,170     $3,250    $3,359   $ 9,779
Employee benefits                       1,517      1,357     1,561     4,435
Occupancy expense                         686        695       656     2,037
Equipment expense                         480        580       668     1,728
FDIC assessments                           41         20        31        92
Legal, audit, and outside services      1,305      1,231     1,344     3,880
Loan collection and other loan
 related expenses                         480        628       480     1,588
Amortization of intangible assets         291        271       255       817
Other operating expense                 1,432      1,507     1,353     4,292
----------------------------------------------------------------------------------------------------
  Total noninterest expense            $9,402     $9,539    $9,707   $28,648
----------------------------------------------------------------------------------------------------
Efficiency ratio                        56.67%     57.39%    56.71%    56.92%
Expense ratio                            2.23%      2.25%     2.27%     2.25%
Average full-time equivalent
 employees                                488        488       495       490
Average assets per average
 full-time equivalent employee
 (millions)                            $  2.6     $  2.6    $  2.6   $   2.6
----------------------------------------------------------------------------------------------------
1997
Salaries and wages                     $3,042     $3,150    $3,196   $ 9,388     $3,248   $12,636
Employee benefits                       1,309      1,097     1,360     3,766      1,503     5,269
Occupancy expense                         654        654       584     1,892        706     2,598
Equipment expense                         436        408       435     1,279        421     1,700
FDIC assessments                           28         29        30        87         29       116
Legal, audit, and outside services        930        891     1,013     2,834      1,217     4,051
Loan collection and other loan
 related expenses                         423        375       552     1,350        474     1,824
Amortization of intangible assets         378        359       314     1,051        300     1,351
Other operating expense                 1,359      1,303     1,420     4,082      1,543     5,625
----------------------------------------------------------------------------------------------------
  Total noninterest expense            $8,559     $8,266    $8,904   $25,729     $9,441   $35,170
----------------------------------------------------------------------------------------------------
Efficiency ratio                        57.56%     53.38%    55.56%    55.47%     57.86%    56.09%
Expense ratio                            2.27%      2.05%     2.16%     2.16%      2.30%     2.20%
Average full-time equivalent
 employees                                498        496       495       496        488       494
Average assets per average
 full-time equivalent employee
 (millions)                            $  2.3     $  2.5    $  2.5   $   2.4     $  2.6   $   2.5
----------------------------------------------------------------------------------------------------

INCOME TAXES
Income tax expense for the third quarter of 1998 was $1.3 million, compared with $2.2 million for the third quarter of 1997. For the first nine months of 1998, income tax expense amounted to $3.6 million, compared with $6.3 million during the same period of 1997. The reduction in income taxes during 1998 can be attributed to the tax benefit resulting from a corporate realignment within the Company.

BALANCE SHEET
The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.

TABLE 6
AVERAGE BALANCES
-------------------------------------------------------------------------------------------------
                                          Three months ended                 Nine months ended
                                             September 30,                      September 30,
(dollars in thousands)                  1998              1997             1998              1997
-------------------------------------------------------------------------------------------------
Cash and cash equivalents         $   39,888        $   47,570       $   37,840        $   38,631
Securities available for
 sale, at fair value                 396,647           432,893          418,491           415,306
Securities held to maturity           36,708            32,367           36,377            39,313
Loans held for sale                    2,524             2,861            3,190             3,720
Loans                                783,951           707,709          762,338           684,266
Deposits                           1,031,618           965,188        1,031,842           962,543
Short-term borrowings                107,817           154,997          111,476           114,539
Other borrowings                      10,176             8,449            8,201            16,235
Stockholders' equity                 129,063           115,313          126,805           111,303
Assets                             1,286,579         1,254,842        1,285,576         1,214,229
Earning assets                     1,223,361         1,192,781        1,221,737         1,153,839
Interest bearing liabilities      $1,011,954        $1,007,660       $1,021,920        $  979,992
-------------------------------------------------------------------------------------------------

SECURITIES
Average total securities were $31.9 million less for the third quarter of 1998 than for the same period of 1997. During the third quarter of 1998, the securities portfolio represented 35.0% of average earning assets. Available for sale securities are primarily U.S. Governmental agencies guaranteed securities. Held to maturity securities are obligations of the State of New York political subdivisions and do not include any direct obligations of the State of New York. At September 30, 1998, the composition of the securities portfolio was 91% available for sale and 9% held to maturity.

LOANS
Average loan volume for the three months ended September 30, 1998 was $76.2 million, or 10.8% greater than the third quarter 1997. This growth has been present in all loan categories, with average increases in the commercial, consumer and mortgage portfolios of $45.9 million, $5.5 million and $24.8 million, respectively, between the reporting periods.
     The Company has continued to experience an increase in the demand for commercial loans, primarily in the business and real estate categories. The increase in consumer loans can be attributed to a rise in home equity loans, primarily revolving lines of credit secured by the borrowers primary residence. The Company does not engage in highly leveraged transactions or foreign lending activities.

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming  assets  consist of  nonaccrual  loans and other real estate owned
(OREO). Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair market value, less any estimated disposal costs.
     Total nonperforming assets decreased $0.2 million, or 4.3% at September 30, 1998 compared to September 30, 1997. This reduction in nonperforming assets can be attributed to a decline in other real estate owned. The changes in nonperforming assets are presented in Table 7 below.

     At September 30, 1998, the recorded investment in impaired loans was $3.7 million. Included in this amount is $1.1 million of impaired loans for which the specifically allocated allowance for loan loss is $0.2 million. In addition, included in impaired loans is $2.6 million of impaired loans that, as a result of the adequacy of collateral values and cash flow analysis do not have a specific reserve. At December 31, 1997, the recorded investment in impaired loans was $4.3 million, of which $1.9 million had a specific allowance allocation of $0.6 million and $2.4 million for which there was no specific reserve. At September 30, 1997, the recorded investment in impaired loans was $3.5 million, of which $0.2 million had a specific allowance allocation of $0.1 million and $3.3 million of which there was no specific reserve. The Company classifies all commercial and small business nonaccrual loans as impaired loans.

TABLE 7
NONPERFORMING ASSETS AND RISK ELEMENTS
-----------------------------------------------------------------------------------------------------------
                                                      SEPTEMBER 30,        December 31,        September 30,
(in thousands)                                             1998                1997                1997
-----------------------------------------------------------------------------------------------------------
Impaired commercial and agricultural loans          $3,684      75%     $3,856      73%     $3,531      76%
Other nonaccrual loans:
  Real estate mortgage                                 523      11%        692      13%        444      10%
  Consumer                                             695      14%        708      14%        649      14%
-----------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                            4,902     100%      5,256     100%      4,624     100%
-----------------------------------------------------------------------------------------------------------
Other real estate owned                                612                 530               1,136
-----------------------------------------------------------------------------------------------------------
   Total nonperforming assets                        5,514               5,786               5,760
-----------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
  Commercial and agricultural                          261      27%        176      24%        178      18%
  Real estate mortgage                                 303      32%        244      33%        434      44%
  Consumer                                             390      41%        325      43%        378      38%
-----------------------------------------------------------------------------------------------------------
   Total                                               954     100%        745     100%        990     100%
-----------------------------------------------------------------------------------------------------------
   Total assets containing risk elements            $6,468              $6,531              $6,750
-----------------------------------------------------------------------------------------------------------
Total nonperforming assets to loans                           0.69%               0.79%               0.80%
Total assets containing risk elements to loans                0.81%               0.89%               0.94%
Total nonperforming assets to assets                          0.42%               0.45%               0.45%
Total assets containing risk elements to assets               0.50%               0.51%               0.53%
-----------------------------------------------------------------------------------------------------------

TABLE 8
CHANGES IN NONACCRUAL AND IMPAIRED LOANS
-----------------------------------------------------------------------------------------
                                               Three months ended       Nine months ended
                                                  September 30,            September 30,
(in thousands)                                  1998        1997        1998         1997
-----------------------------------------------------------------------------------------
Balance at beginning of period                $5,470      $3,619     $ 5,256      $ 3,320
  Loans placed on nonaccrual                   1,505       2,337       5,615        5,025
  Charge-offs                                   (932)       (621)     (2,412)      (1,503)
  Payments                                      (730)       (644)     (2,555)      (1,689)
  Transfers to OREO                             (397)        (25)       (977)        (332)
  Loans returned to accrual                      (14)        (42)        (25)        (197)
-----------------------------------------------------------------------------------------
Balance at end of period                      $4,902      $4,624     $ 4,902      $ 4,624
-----------------------------------------------------------------------------------------
CHANGES IN OREO
-----------------------------------------------------------------------------------------
Balance at beginning of period                $  540      $  887     $   530      $ 1,242
  Additions                                      321         608         902          960
  Sales                                         (234)       (306)       (799)        (910)
  Write-downs                                    (15)        (53)        (21)        (156)
-----------------------------------------------------------------------------------------
Balance at end of period                      $  612      $1,136     $   612      $ 1,136
-----------------------------------------------------------------------------------------

DEPOSITS
Customer deposits represent the greatest source of funding assets. Average total deposits for the quarter ended September 30, 1998, increased $66.4 million, or 6.9% from the same period in 1997. This growth has been present in all categories, with increases in the demand, savings and time deposits of $16.7 million, $6.5 million and $43.2 million, respectively.

BORROWED FUNDS
The Company's borrowed funds consist of short-term borrowings and other borrowings. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, and other short-term borrowings which consist primarily of Federal Home Loan Bank (FHLB) advances with an original maturity of one day up to one year. Other borrowings consist of fixed rate FHLB advances with an original maturity greater than one year. Average borrowings for the quarter ended September 30, 1998 decreased $45.5 million, or 27.8% as compared to the same period of 1997.

CAPITAL AND DIVIDENDS
Stockholders' equity of $133 million represents 10.2% of total assets at September 30, 1998, compared with $123 million, or 9.6% at December 31, 1997 and $119 million, or 9.3% a year previous. The equity increase is primarily due to earnings retention. Also contributing to the increase in equity is the appreciation in the value reflected in the securities available for sale portfolio.
     In December of 1997, the Company distributed a 5% stock dividend for the thirty-eighth consecutive year. On June 15, 1998 the Company distributed a four-for-three stock split effected in the form of a dividend. In September of 1998, the Company paid a regular quarterly cash dividend of $0.17 per share, equivalent to an annual dividend of $0.68 per share. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.
     Capital is an important factor in ensuring the safety of depositors' accounts. For both 1997 and 1996, the Company earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality and security portfolio strength.
     As the capital ratios in Table 9 indicate, the Company remains well capitalized. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 and risk-based capital ratios have regulatory minimum guidelines of 4% and 8% respectively, with requirements to be considered well capitalized of 6% and 10%, respectively.

TABLE 9
CAPITAL MEASUREMENTS
----------------------------------------------------------------------------------------------------
                                                            First      Second      THIRD     Fourth
                                                          Quarter     Quarter    QUARTER     Quarter
----------------------------------------------------------------------------------------------------
1998
Tier 1 leverage ratio                                       9.19%       9.27%      9.36%
Tier 1 capital ratio                                       15.30%      15.13%     14.95%
Total risk-based capital ratio                             16.56%      16.38%     16.21%
Cash dividends as a percentage of net income               30.33%      36.55%     38.61%
Per common share:
 Book value                                               $10.52      $10.74     $11.11
 Tangible book value                                      $ 9.83      $10.07     $10.46
----------------------------------------------------------------------------------------------------
1997
Tier 1 leverage ratio                                       8.91%       8.75%      8.76%       8.91%
Tier 1 capital ratio                                       14.53%      14.46%     14.47%      14.88%
Total risk-based capital ratio                             15.78%      15.71%     15.73%      16.13%
Cash dividends as a percentage of net income               36.46%      34.27%     35.90%      37.72%
Per common share:
 Book value                                               $ 9.00      $ 9.53     $ 9.93      $10.26
 Tangible book value                                      $ 8.19      $ 8.75     $ 9.18      $ 9.54
----------------------------------------------------------------------------------------------------

The accompanying Table 10 presents the high, low and closing sales price for the common stock as reported on the NASDAQ National Market System, and cash dividends declared per share of common stock. At September 30, 1998, total market capitalization of the Company's common stock was approximately $274 million compared to $243 million at December 31, 1997 and $226 million at September 30, 1997. The change in market capitalization is due to an increase in the stock's market price. The Company's price to book value ratio was 2.07 at September 30, 1998 and 1.90 a year previous. The per share market price was 15 times annualized earnings at September 30, 1998 and 1997.

TABLE 10
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
--------------------------------------------------------------------------------------

                                                                                  Cash
                                                                             Dividends
Quarter Ending               High              Low             Close          Declared
--------------------------------------------------------------------------------------
1997
March 31                   $14.29           $12.59            $13.93            $0.107
June 30                     19.20            13.93             19.20             0.107
September 30                19.11            15.89             18.84             0.122
December 31                 20.77            17.15             20.25             0.128
--------------------------------------------------------------------------------------
1998
March 31                   $21.00           $17.63            $21.00            $0.128
June 30                     25.88            20.25             25.38             0.170
SEPTEMBER 30                26.25            19.38             23.00             0.170
--------------------------------------------------------------------------------------

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset/Liability Management Committee (ALCO) is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Interest rate sensitivity management seeks to avoid widely fluctuating net interest margins and to ensure consistent net interest income through periods of changing economic conditions.
     The Company's primary measure of liquidity is called the basic surplus, which compares the adequacy of cash sources to the amounts of volatile funding sources. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources. Accordingly, the Company has established borrowing agreements with other banks (Federal Funds), the Federal Home Loan Bank of New York (short and long-term borrowings which are denoted as advances), repurchase agreements and broker deposit agreements with major brokerage firms.
     At September 30, 1998 and 1997, the Company's basic surplus ratios (net access to cash and secured borrowings as a percentage of total assets) were approximately 7.1% and 7.3%, respectively. The Company has set a present internal minimum guideline range of 5% to 7%. As these ratios indicate, the Company's liquidity is well within management standards.
     Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. Through analysis of the interest sensitivity gap, the Company attempts to position its assets and liabilities to maximize net interest income in several different interest rate scenarios. As of September 30, 1998, the interest sensitivity gap indicates that the Company is liability sensitive in the short term and supports management's contention that the Company is positioned to benefit from a declining interest rate environment over the next twelve months. The nature and timing of the benefit will be initially impacted by the extent to which core deposit and borrowing rates are lowered as rates decline. The Company becomes asset sensitive after the one-year time frame and, therefore, would benefit in the long-term from rising interest rates.
     While the static gap evaluation of interest rate sensitivity is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. Once the Company determines the extent of gap sensitivity, the next step is to quantify the potential impact of the interest sensitivity on net interest income. The Company utilizes a simulation model which measures the effect certain assumptions will have on net interest income over a short period of time, usually one or two years. These assumptions include, but are not limited to prepayments, potential call options of the investment portfolio and various interest rate environments. The following table presents the impact on net interest income of a gradual twelve-month increase or decrease in interest rates compared to a stable interest rate environment. The simulation projects net interest income over the next year using the September 30, 1998 balance sheet position.

TABLE 11
INTEREST RATE SENSITIVITY ANALYSIS
-------------------------------------------------------------
Change in interest rates                    Percent change in
(in basis points)                         net interest income
-------------------------------------------------------------
+200                                                  (3.46%)
+100                                                  (1.62%)
-100                                                   0.61%
-200                                                   0.27%
-------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
SELECTED FIVE YEAR DATA                          1997           1996          1995           1994          1993
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)
Net income                                 $   14,749     $   12,179    $    9,329     $    6,508     $   8,505

Return on average assets                         1.20%          1.10%         0.90%          0.64%         0.93%

Return on average equity                        12.97%         11.80%         9.18%          6.53%         8.79%

Net interest margin                              4.67%          4.69%         4.43%          4.81%         5.26%

Efficiency ratio                                56.09%         60.74%        65.92%         70.22%        71.05%

Expense ratio                                    2.20%          2.41%         2.51%          2.96%         3.21%

Tier 1 leverage ratio                            8.91%          8.70%         8.80%          9.05%         9.24%

Tier 1 risk-based capital ratio                 14.88%         14.06%        15.21%         16.09%        15.40%

Total risk-based capital ratio                  16.13%         15.31%        16.46%         17.35%        16.66%

Cash dividend per share payout                  37.91%         36.50%        42.61%         56.13%        39.19%

Per share:
 Basic earnings                            $     1.24     $     1.03    $     0.76     $     0.53     $    0.69
 Diluted earnings                          $     1.22     $     1.02    $     0.76     $     0.52     $    0.68

 Cash dividends paid                       $    0.464     $    0.373    $    0.322     $    0.291     $   0.268

 Book value                                $    10.26     $     9.08    $     8.89     $     7.94     $    8.15

 Tangible book value                       $     9.54     $     8.23    $     7.94     $     7.15     $    7.10

 Stock dividends distributed                     5.00%         5.00%          5.00%          5.00%         5.00%

Market price:
 High                                      $    20.77     $    13.58    $    12.24     $    11.42     $   11.42
 Low                                       $    12.59     $    10.72    $    10.21     $     9.26     $    7.79
 End of year                               $    20.25     $    12.86    $    11.91     $    10.69     $   11.26

  Price/earnings ratio (assumes dilution)       16.56X         12.59x        15.73x         20.49x        16.59x
  Price/book value ratio                         1.97X          1.42x         1.34x          1.35x         1.38x

Total assets                               $1,280,585     $1,138,986    $1,106,266     $1,044,557     $ 953,907

Total stockholders' equity                 $  123,343     $  106,264    $  108,044     $   98,307       101,108

Average diluted common shares
 outstanding (thousands)                       12,096         11,918        12,320         12,515        12,455
-----------------------------------------------------------------------------------------------------------------

* All share and per share data has been restated to give retroactive effect to stock dividends and splits.

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

This item is omitted, as there have been no material legal proceedings initiated or settled during the quarter ended September 30, 1998.

Item  2 -- Changes in Securities

Following are listed changes in the Company's Common Stock outstanding during the quarter ended September 30, 1998 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future. There was no Preferred Stock outstanding during the quarter ended September 30, 1998.
     The Company has Stock Option Plans covering key employees. In January 1998, non-qualified stock options were granted for 160,933 shares of common stock at an option price of $20.03 per share. In April 1998, non-qualified stock options were granted for 2,000 shares of common stock at an option price of $20.74 per share. These options vest over a four-year period with the first vesting date one-year from the date of grant. Outstanding at September 30, 1998 are non-qualified stock options covering 614,535 shares at exercise prices ranging between $6.44 and $20.74 with expiration dates between February 12, 1999, and April 6, 2008. There are 1,585,818 shares of authorized common stock designated for possible issuance under the Plans, including the aforementioned shares. The number of shares designated for the Plans, the number of shares under existing options and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences as enumerated in the Plans. (FORMs S-8, Registration Statement Nos. 33-18976 and 33-77410, filed with the Commission on December 9, 1987 and April 6, 1994, respectively).
     In 1995, the Company granted its then Chairman stock options in connection with the discharge of severance obligations of the Company and the Bank under his employment agreement. The agreement issued options covering 191,081 and 40,032 shares with exercise prices of $10.49 and $10.95, respectively, and an expiration date of January 31, 1997 (the number of shares under option and the option price per share have been adjusted for stock dividends and splits). The Company filed a registration statement relating to these option shares. These stock options did not serve to reduce the number available under the previously mentioned Plans.
     The Company has a Dividend Reinvestment Plan for stockholders under which no new shares of common stock were issued for the quarter ended September 30, 1998. There are 701,015 shares of authorized but unissued common stock designated for possible issuance under the Plan (the number of shares available has been adjusted for stock dividends and splits). (FORM S-3, Registration Statement No. 33-12247, filed with the Commission on February 26, 1987).
     The Company's Board of Directors has reserved 35,000 of authorized but unissued shares for future payment of an annual Board retainer. In January 1998, each Director was granted 149 shares which are restricted from one to three years for payment of their 1998 Board retainer. Shares were purchased from treasury therefore the number of authorized and unissued shares was not effected.
     The Company's Board of Directors has authorized the purchase on the open market by the Company of additional shares of treasury stock. These treasury shares are to be used for a variety of corporate purposes, primarily to meet the needs of the Company's Employee Stock Ownership Plan, Automatic Dividend Reinvestment and Stock Purchase Plan, Stock Option Plans, Retirement Savings Plan, Restricted Stock Agreements and Bank Trust Department directed IRA and HR-10 accounts. Purchases and sales during 1998 totalled 214,700 and 129,322, respectively, with 501,249 shares in treasury at September 30, 1998. Purchases are made at the prevailing market price in effect at the dates of the transactions. Subsequent sales to both the Company's Employee Stock Ownership Plan and Dividend Reinvestment and Stock Purchase Plan, if any, were made at the five day average of the highest and lowest quoted selling price of the Company's common stock on the National Market System of NASDAQ.
     The  Company  currently  is  authorized  to issue  2.5  million  shares  of preferred stock, no par value, $1.00 stated value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications, and restrictions for each series of preferred stock issued. The Company has a Stockholder Rights Plan (Plan) designed to ensure that any potential acquiror of the Company negotiate with the Board of Directors and that all Company stockholders are treated equitably in the event of a takeover attempt. When the Plan was adopted, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the

Company. Similar Rights are attached to each share of the Company's common stock issued after November 15, 1994, the date of adoption subject to adjustment. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, begins a tender or exchange offer for 25 percent or more of the Company's outstanding common stock, or an adverse person, as declared by the Board of Directors, acquires 10 percent or more of the Company's outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company's common stock and therefore, the Rights will be transferred upon the transfer of shares of the Company's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, no par value, and $1.00 stated value per share of the Company at a price of $100.
     The Plan also provides that upon the occurrence of certain specified events, the holders of Rights will be entitled to acquire additional equity interests in the Company or in the acquiring entity, such interests having a market value of two times the Right's exercise price of $100. The Rights, which expire November 14, 2004, are redeemable in whole, but not in part, at the Company's option prior to the time they are exercisable, for a price of $0.01 per Right.

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Registrant's senior securities during the quarter ended September 30, 1998.

Item  4 -- Submission of Matters to a Vote of Security Holders

This item is omitted as there is no disclosure required for the quarter ended September 30, 1998.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

An index to exhibits follows the signature page of this FORM 10-Q.

No reports on FORM 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of November, 1998.




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

FORM 10-Q
Exhibit                                                                                         Exhibit
NUMBER                                                                                          CROSS-REFERENCE
------                                                                                          ---------------
10.1        Lease Extension of Vail Mills Office.                                               Herein

27.1        Financial Data Schedule for the nine months ended September 30, 1998.               Herein

                                  EXHIBIT 10.1
                      LEASE EXTENSION OF VAIL MILLS OFFICE

                                    NBT BANK


                                                                February 6, 1998

Mr. Fred Showers
Mrs. Reta L. Showers
3786 State Highway 30 #1
Amsterdam, New York  12010

Re:  Lease Renewal/Route 30, Mayfield, New York

Dear Mr. & Mrs. Showers:

According to the terms of the lease between NBT Bank, N.A. and yourselves we are hereby electing to renew the 2nd term effective 1 July 1998 through 30 June 1999. In accordance to the term of the lease, the rental fee would increase to 6,945.75 per year, payable in monthly installments of $578.82.

Should you have any questions, please do not hesitate in giving me a call at 607-337-6115. Thank you for your continued assistance and cooperation.

                                                         Sincerely,

                                                         /s/Donna L. Deuel
                                                         Donna L. Deuel
                                                         Vice President
                                                         Administrative Services



:blf

cc:   J. Minor
      M. Dietrich


NBT Bank, N.A., 52 South Broad Street, P.O. Box 351, Norwich, New York 13815 *Telephone 607-337-6000

                                  EXHIBIT 27.1
                FINANCIAL DATA SCHEDULE FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1998