Form 10-K405
period 1998-12-31
NBT BANCORP INC
filed 1999-03-16
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998.
                          OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of February 28, 1999, there were 12,396,134 shares outstanding of the Registrant's common stock, No Par, Stated Value $1.00; of which 11,939,628 common shares having a market value of $267,925,252 were held by nonaffiliates of the Registrant. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

                       Documents Incorporated by Reference
Portions of the Proxy Statement of NBT BANCORP INC. dated March 17, 1999 for the Annual Meeting of Stockholders to be held on April 17, 1999 are incorporated by reference into Part III of this FORM 10-K as detailed therein.

An index to exhibits follows the signature page of this Form 10-K.

                                                    CROSS REFERENCE INDEX

Part I.   Item 1    Business
                    Description of Business                                                                          II-3,4
                    Average Balance Sheets                                                                             II-9
                    Net Interest Income Analysis - Taxable Equivalent Basis                                            II-9
                    Net Interest Income and Volume/Rate Variance - Taxable Equivalent Basis                           II-10
                    Securities Portfolio                                                                              II-13
                    Securities - Maturity/Yield Schedule                                                              II-33
                    Loans                                                                                             II-13
                    Maturities and Sensitivities of Loans to Changes in Interest Rates                                II-14
                    Nonperforming and Risk Assets                                                                     II-14
                    Allowance for Loan Losses                                                                         II-11
                    Maturity Distribution of Time Deposits                                                            II-15
                    Return on Equity and Assets                                                                        II-5
                    Short-Term Borrowings                                                                          II-35,36
          Item 2    Properties                                                                                        II-20
          Item 3    Legal Proceedings
                    In  the  normal   course  of  business   there  are  various
                    outstanding   legal   proceedings.   In  the   opinion   of
                    management,   the   aggregate   amount   involved  in  such
                    proceedings  is not material to the financial  condition or results of operations of the Company.
          Item 4    Submission of Matters to a Vote of Security Holders
                    There  has  been  no  submission  of  matters  to a vote  of stockholders during the quarter ended December 31, 1998.
Part II.  Item 5    Market for the Registrant's Common Stock and Related Shareholder Matters                    II-15,16,38
          Item 6    Selected Financial Data                                                                            II-5
          Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operation       II-5 thru 19
          Item 7A   Quantitative and Qualitative Disclosure About Market Risk                                 II-16 thru 18
          Item 8    Financial Statements and Supplementary Data
                    Consolidated  Balance  Sheets at December  31, 1998 and 1997                                      II-24
                    Consolidated  Statements  of  Income  for each of the years in three-year period ended
                     December 31, 1998                                                                                II-25
                    Consolidated Statements of Stockholders' Equity for each of the years in the
                     three-year period ended December 31, 1998                                                        II-26
                    Consolidated Statements of Cash Flows for each of the years in the three-year
                     period ended December 31, 1998                                                                   II-27
                    Consolidated Statements of Comprehensive Income for each of the years in the
                     three-year period ended December 31, 1998                                                        II-28
                    Notes to Consolidated Financial Statements                                                II-29 thru 45
                    Independent Auditors' Report                                                                      II-23
          Item 9    Changes  in  and   Disagreements   with   Accountants  on
                    Accounting  and  Financial  Disclosure  There  have  been no changes in or disagreements with accountants on accounting and financial disclosures.
Part III. Item 10   Directors and Executive Officers of the Registrant                                                    *
          Item 11   Executive Compensation                                                                                *
          Item 12   Security Ownership of Certain Beneficial Owners and Management                                        *
          Item 13   Certain Relationships and Related Transactions                                                        *
Part  IV. Item 14   Exhibits,  Financial  Statement  Schedules,  and
                    Reports on 8-K
                    (a)(1)  Financial  Statements (See Item 8 for Reference).
                       (2)  Financial  Statement  Schedules normally required
                            on Form  10-K  are  omitted  since  they  are not applicable.
                       (3)  Exhibits  have  been  filed  separately  with  the
                            Commission and are available upon written request.
                    (b)     No reports on Form 8-K were filed during the last
                            quarter of the period covered by this report.
                    (c)     Refer to item 14(a)(3) above.
                    (d)     Refer to item 14(a)(2) above.

* Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.

DESCRIPTION OF BUSINESS

REGISTRANT
NBT Bancorp Inc. ("Registrant") is a registered bank holding company headquartered in Norwich, New York. The Registrant is the parent holding company of NBT Bank, N.A. ("Bank"), a national bank. The principal asset of the Registrant is all of the outstanding shares of common stock of the Bank and its principal source of revenue is dividends it receives from the Bank.
         The Bank is a full service commercial bank providing a broad range of financial products. The Bank has thirty-five locations serving a nine county area in central and northern New York. As of December 31, 1998, the Bank had 452 full-time and 70 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

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

SUPERVISION AND REGULATION
The Registrant, as a bank holding company, is regulated under the Bank Holding Company Act of 1956, as amended ("Act"), and is subject to the supervision of the Board of Governors of the Federal Reserve System ("FRB"). Generally, the Act limits the business of bank holding companies to banking, or managing or controlling banks, performing certain services for subsidiaries, and engaging in such other activities as the FRB may determine to be so closely related to banking as to be a proper incident thereto. The Registrant is a legal entity separate and distinct from the Bank. The principal source of the Registrant's income is the Bank's earnings, and the principal source of its cash flow is dividends from the Bank. Federal laws impose limitations on the ability of the Bank to pay dividends as discussed in the Notes to Consolidated Financial
Statements. FRB policy requires bank holding companies to serve as a source of financial strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity.
         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act and made revisions to several other federal banking statutes. Among other things, federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.
         Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be well capitalized if the institution has a ratio of total capital to risk-weighted assets of 10.0% or greater, a Tier I capital to risk-weighted assets ratio of 6.0% or greater, and a Tier 1 capital to total assets ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. At December 31, 1998, the Registrant and the Bank were well capitalized based on the ratios and guidelines noted above.
         The Act requires prior approval of the FRB of the acquisition by the Registrant of more than 5 percent of the voting shares of any bank or any other bank holding company. The Act allows adequately capitalized and adequately managed bank holding companies to acquire control of banks in any state subject to certain limitations. An interstate acquisition may not be approved if immediately  before  the  acquisition  the  acquirer  controls  an  FDIC-insured institution or branch in the state of the institution to be acquired, and if immediately following the acquisition the acquirer would control 30 percent or more of the total FDIC-insured deposits in that state; but a state may waive the 30-percent limitation by statute, regulation, or order, or by certain nondiscriminatory administrative approvals. Likewise, an interstate acquisition may not be approved if it would violate a deposit ceiling established by laws of the state of the institution to be acquired or if an acquirer controls or upon consummation of the acquisition would control more than 10% of the total deposits of insured depository institutions in the United States. Laws of the state of the institution to be acquired which limit institutions eligible for interstate acquisition to those in existence for a minimum period of time (not to exceed five years) will also bar approval of an interstate acquisition if nondiscriminatory.
         The Bank is subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency ("OCC"), whose regulations are intended primarily for the protection of the Bank's depositors and customers rather than holders of the Registrant's securities. The Bank is subject to extensive federal statutes and regulations that significantly affect its business and activities. The Bank must file reports with its regulators concerning its activities and financial condition and obtain regulatory approval to enter into certain transactions. The Bank is also subject to periodic examinations by the OCC to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements and activities, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliates and insiders, and other aspects of the business of banks. Pursuant to recent federal legislation the federal banking agencies have adopted standards or guidelines governing banks' internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality and earnings as well as other operational and managerial standards deemed appropriate by the agencies. Regulatory authorities have broad authority to initiate proceedings designed to prohibit banks from engaging in violations of law and regulation and unsafe and unsound banking practices.

DEPOSIT INSURANCE AND OTHER ASSESSMENTS
To the extent allowable by law, the deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). During 1995, BIF reached its statutory target of 1.25% of total insured deposits and the BIF assessment rates were reduced from .23% to .04% for the highest rated banks. For 1996, the highest rated banks were not assessed on the level of their deposits but rather paid a minimum fee of $2,000 to BIF. During 1997 and 1998, BIF-assessable deposits were subject to an assessment schedule providing for an assessment range of 0% to .27%, with banks in the lowest risk category paying no assessments. The Bank was in the lowest risk category and paid no FDIC insurance assessments during 1997 and 1998. BIF assessment rates are subject to semi-annual adjustment by the FDIC Board of Directors. The FDIC Board of Directors has retained the 1997 and 1998 BIF assessment schedule through June 30, 1999.
         In 1996, Congress enacted the Deposit Insurance Funds Act which establishes a schedule to merge with BIF and Savings Association Insurance Fund ("SAIF"). The act also provides for funding Financing Corp ("FICO") bonds, issued to provide funding for the Federal Savings and Loan Insurance Corporation prior to 1991. BIF-assessable deposits are subject to assessment for payment on the FICO bond obligation at one-fifth the rate of SAIF-assessable deposits through year-end 1999, or until the insurance funds are merged, whichever occurs first. The FICO assessment is adjusted quarterly based on call report submissions to reflect changes in the assessment bases of the respective funds. During 1998, BIF insured banks paid a rate of .012% for purposes of funding FICO bond obligations, resulting in an assessment of $120,228 for the Bank. The assessment rate for BIF member institutions has been set at 1.22 basis points, annually, for the first quarter of 1999.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
-------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)         1998           1997            1996           1995           1994
-------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,
Interest and fee income                  $ 101,080     $   96,181      $   84,387     $   77,400      $   70,438
Interest expense                            43,677         42,522          36,365         34,840          25,742
Net interest income                         57,403         53,659          48,022         42,560          44,696
Provision for loan losses                    4,599          3,505           3,175          1,553           3,071
Noninterest income excluding
 securities gains (losses)                   9,355          8,403           7,683          6,957           6,484
Securities gains (losses)                      624           (337)          1,179            145             555
Noninterest expense                         39,128         35,170          34,422         33,024          38,674
Income before income taxes                  23,655         23,050          19,287         15,085           9,990
Net income                                  19,102         14,749          12,179          9,329           6,508
-------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE*
Basic earnings                           $    1.52     $     1.18      $     0.98     $     0.72      $     0.50
Diluted earnings                         $    1.49     $     1.16      $     0.97     $     0.72      $     0.50
Cash dividends paid                      $    0.616    $     0.442     $     0.355    $     0.307     $     0.277
Stock dividends distributed                      5%             5%              5%             5%              5%
Book value at year-end                   $   10.52     $     9.77      $     8.65     $     8.47      $     7.56
Tangible book value at year-end          $    9.91     $     9.09      $     7.84     $     7.56      $     6.81
Average diluted common
 shares outstanding                         12,832         12,700          12,514         12,936          13,140
-------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31,
Assets available for sale                $ 358,645     $  443,918      $  373,337     $  399,625      $  119,398
Securities held to maturity                 35,095         36,139          42,239         40,311         272,466
Loans                                      821,505        735,482         654,593        588,385         574,718
Allowance for loan losses                   12,962         11,582          10,473          9,120           9,026
Assets                                   1,290,009      1,280,585       1,138,986      1,106,266       1,044,557
Deposits                                 1,044,205      1,014,183         916,319        873,032         791,443
Short-term borrowings                       96,589        134,527          88,244        115,945         140,587
Other borrowings                            10,171            183          20,195          3,012           8,734
Stockholders' equity                       130,632        123,343         106,264        108,044          98,307
-------------------------------------------------------------------------------------------------------------------

KEY RATIOS
Return on average assets                      1.48%          1.20%           1.10%          0.90%           0.64%
Return on average equity                     14.93%         12.97%          11.80%          9.18%           6.53%
Average equity to average assets              9.93%          9.25%           9.29%          9.75%           9.88%
Net interest margin                           4.76%          4.67%           4.69%          4.43%           4.81%
Efficiency                                   57.92%         56.09%          60.74%         65.92%          70.22%
Cash dividend per share payout               41.34%         37.91%          36.50%         42.61%          56.13%
Tier 1 leverage
 (Regulatory guideline 3%)                    9.33%          8.91%           8.70%          8.80%           9.05%
Tier 1 risk-based capital
 (Regulatory guideline 4%)                   14.69%         14.88%          14.06%         15.21%          16.09%
Total risk-based capital
 (Regulatory guideline 8%)                   15.94%         16.13%          15.31%         16.46%          17.35%
-------------------------------------------------------------------------------------------------------------------

*All share and per share data has been restated to give retroactive effect to stock dividends and splits.

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

OVERVIEW
The Company achieved record operating results during 1998. Net income increased to $19.1 million, a 29.5% increase over 1997 earnings of $14.7 million. A major contributing factor to the record results during 1998 was a $3.8 million net benefit resulting from a corporate realignment. Due to the nature of the realignment and recent changes in the tax laws, these tax benefits are limited to 1998 and will not be available in future years. Also contributing to the improved earnings were increases in net interest and noninterest income, partially offset by an increase in noninterest expense.
         The increase in net interest income was a result of the $56.2 million (4.8%) growth in average earning assets, primarily due to loan volume increases. Loan growth was experienced the commercial and mortgage portfolios with average volume increases of $46.9 million and $21.9 million, respectively.
         Deposits of $1,044.2 million at December 31, 1998, were $30.0 million higher than the previous year-end. Deposits averaged $1,029.8 million for the year, a 5.8% increase over 1997 average deposits. Demand and time deposits (certificates) accounted for the increase in average deposits.
         In June of 1998, the Company distributed a four-for-three stock split effected in the form of a 33 1/3% stock dividend. In December 1998, the Company distributed a 5% stock dividend, the thirty-ninth consecutive year a stock dividend has been declared. Throughout this report, amounts per common share and common shares outstanding have been retroactively adjusted to reflect the stock dividends and splits.
         In July of 1998, the Company announced the formation of a venture capital subsidiary, NBT Capital Corp. The venture capital subsidiary, licensed as a Small Business Investment Company by the U. S. Small Business Administration, was formed to assist young businesses develop and grow in the markets we serve.
         Certain statements in this release and other public releases by the Company contain forward-looking information, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as "anticipate," "believe," "expect," "forecasts," "projects," or other similar terms. Actual results may differ materially from these statements since such statements involve significant known and unknown rules and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) an increase in competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) changes in the regulatory environment; (4) general economic environment conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality; (5) changes may incur in business conditions and inflation; and (6) unforeseen risks associated with the Year 2000 issue.

YEAR 2000
The Year 2000 issue presents a number of difficult challenges to the Company. Information systems are often complex and have been developed over many years through a variety of computer languages and hardware platforms. The Year 2000 issue refers to the programming of existing software applications using a two digit year field. This coding presents a potential problem when the year begins with "20", instead of "19". Computers may interpret the year as 1900 instead of 2000, creating possible system failure or miscalculation of financial data.
         A committee continues to direct the Company's Year 2000 activities under the framework of the FFIEC's Five-Step Program. The FFIEC's Five-Step Program includes the following phases: Awareness, Assessment, Renovation, Validation and Implementation. The Awareness Phase, 100% complete, defines the Year 2000 problem and gains executive level support for the necessary resources to prepare the Company for Year 2000 compliance. The Assessment Phase, 100% complete, assesses the size and complexity of the problem and details the magnitude of the effort necessary to address the Year 2000 issues. Although the Awareness and Assessment Phases are complete, the Company will continue to evaluate any new issues as they arise. The Renovation Phase, 100% complete, includes code enhancements, hardware and software updates, system replacements, vendor certification, and other associated changes. The Validation Phase, 60% complete, includes the testing of incremental changes to hardware and software components. The Validation Phase is scheduled to be substantially complete by March 31, 1999. The Implementation Phase, 60% complete, certifies that systems are Year 2000 compliant and have been accepted by the end users. The Implementation Phase is scheduled to be substantially complete by March 31, 1999. The Company has been addressing Informational Technology (IT) and non IT systems. The Company has categorized all systems as mission critical, high, medium or low priority with respect to its ability to influence business functions. The Company has completed the development of test and validation methodologies for its IT systems. Testing of applications has begun and is scheduled to be substantially complete during the first quarter of 1999. In some cases, the Company will rely on the service providers and software vendors to facilitate proxy testing with a selected group of users. The Company will review the test plans and validate the results of the proxy testing to ensure the Year 2000 compliance of those systems. To ensure compliance of non IT systems where testing is not possible, the Company has contacted the manufacturers and suppliers for Year 2000 certification. Based on responses from manufacturers and suppliers of non IT systems, the Company does not anticipate incurring any material expenses due to unpreparedness of the non IT systems.

         The Company has identified material third party relationships to minimize the potential loss from unpreparedness of these parties. The Company continues to work closely with Fiserv, its data services and items processing provider, regarding Year 2000 compliance.
         The Company has tested its mission critical trust accounting system to ensure Year 2000 compliance. The testing and validation of this system was completed during the fourth quarter of 1998. Test results were reviewed by internal staff and did not disclose any Year 2000 issues. In addition, the system was also tested by the software vendor and two user groups made up of other banks. Results of these tests did not identify any Year 2000 issues. Other non mission critical systems in use by the trust department are in the process of review for Year 2000 compliance and are expected to be complete by June 30, 1999. In addition, the trust department is following the FFIEC's Year 2000 Fiduciary Service Guidance. The fiduciary review includes the following steps: account and asset administration, third party risk, counter party risk, transfer agent risk, and client disclosure. A Year 2000 compliance review is being conducted on those companies in which significant trust assets are invested. As of December 31, 1998 approximately 86% of significant assets had been preliminarily reviewed. Updates on the status of these companies will continue throughout 1999. The trust account review process has been modified to include specific Year 2000 issues. Third party and counter party fiduciary risk is being addressed by communicating with various vendors and service providers to ascertain their Year 2000 compliance. All customers and beneficiaries of the trust department have been contacted regarding the Company's efforts to identify and reduce Year 2000 risk.
         The Company has evaluated the Year 2000 readiness of its major borrowers and fund providers to assess their readiness and identify potential problems. The Company has assessed the preparedness of its 75 largest commercial borrowers, as well as 25 random commercial borrowers. These borrowers were evaluated and rated as low, medium or high risk. For the medium and high risk customers, an action plan for compliance has been developed, up to and including credit risk downgrades and requests for additional collateral. The Company has also assessed the preparedness of its 60 largest deposit account relationships, as well as 45 random depositors. The providers were also evaluated and rated as high, medium or low risk. The Company has scheduled follow up with the high risk and material fund providers to ensure they are taking necessary steps to become Year 2000 compliant. The Company also completed an assessment of its other material funding sources and counter parties, with no high risk relationships being identified. Continuous monitoring of significant new relationships is performed to ensure Year 2000 preparedness. In addition, the Company has modified its liquidity crisis plan to minimize funding risk due to the Year 2000 issue. The Company will continue to monitor its liquidity funding position and update the liquidity crisis plan as necessary.
         As of December 31, 1998 the Company has incurred approximately $345,000 in expenses directly related to the Year 2000 issue. In addition, the Company forecasts spending approximately $135,000 by December 31,1999 to ensure Year 2000 readiness. These amounts include the cost of additional hardware and software, as well as technology consultants contracted to assist in the preparation for the Year 2000; however, they do not include a valuation for the considerable time employees spent or will spend on Year 2000 preparedness. The Company has included the cost of the Year 2000 issue in its 1999 annual budget. Due to the uniqueness of the Year 2000 issue, it is difficult to quantify the potential loss in revenue. Based on efforts to ensure systems will function properly, the Company believes it reasonable that no material loss in revenue will occur. The Company believes that its reasonably likely worst case Year 2000 scenario is a material increase in credit losses due to Year 2000 problems of the Company's borrowers, as well as disruption in financial markets causing liquidity stress. As previously mentioned, the Company has attempted to minimize these risks by identifying the material borrowers and fund providers and assessing their progress toward Year 2000 compliance.
         The Company is currently developing a business resumption contingency plan to help ensure continued operations in the event of Year 2000 system failures. This contingency plan will be consistent with the Company's disaster recovery plan with modifications for Year 2000 risks. The business resumption contingency plan is scheduled to be complete by March 31, 1999.

NET INTEREST INCOME
Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in a financial institution's performance as it is the principal source of earnings. Table 1 presents average balance sheets and a net interest income analysis on a taxable equivalent basis for each of the years in the three-year period ended December 31, 1998.
         As reflected in Table 1, net interest income, on a taxable equivalent basis, increased $3.7 million or 6.8% from $54.5 million in 1997 to $58.2 million in 1998. Yields on earning assets and the cost of interest bearing liabilities were stable between 1997 and 1998.
         In 1998, average earning assets increased $56.2 million or 4.8% compared to 1997. Average loans increased $79.1 million or 11.4% during the year, while average investment securities decreased $22.0 million or 4.8%.
During 1998, average interest bearing liabilities increased $30.2 million, primarily in the time deposit category.
         In comparing 1997 to 1996, net interest income increased $5.5 million or 11.3% from $49.0 million to $54.5 million. The yield on earning assets increased 13 basis points, while the cost of interest bearing liabilities increased 19 basis points.
         Average earning assets increased $124.0 million or 11.9% compared to 1996. Average loans increased $78.4 million or 12.7% during 1997, while average investment securities increased $41.7 million or 9.9%. Average total interest bearing liabilities increased $105.4 million or 11.9% from 1996 to 1997, primarily a result of increases in time deposits.

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

                                                1998                          1997                          1996
                                     AVERAGE            YIELD/    Average              Yield/   Average              Yield/
(dollars in thousands)               BALANCE  INTEREST  RATES     Balance   Interest   Rates    Balance   Interest   Rates
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits          $     123  $     5   4.68%  $      127   $     5    4.48%  $     304    $    16   5.26%
Federal funds sold and securities
  purchased under agreements to
  resell                                 793       31   3.91        3,749       194    5.17         323         18   5.57
Other short-term investments           5,156      269   5.21        2,536       135    5.31       1,088         57   5.24
Securities available for sale        403,574   27,942   6.92      423,512    29,063    6.86     374,574     24,355   6.50
Loans held for sale                    3,080      254   8.25        3,620       298    8.24       4,427        372   8.40

Securities held to maturity:
  Taxable                             13,139      890   6.78       13,061       914    7.00      11,914        788   6.61
  Tax exempt                          23,130    1,581   6.83       25,303     1,721    6.80      33,661      2,316   6.88
                                      ------    -----              ------     -----             -------      -----
   Total securities held to maturity  36,269    2,471   6.81       38,364     2,635    6.87      45,575      3,104   6.81

Loans:
  Commercial                         354,023   33,388   9.43      307,101    29,662    9.66     263,193     25,579   9.72
  Real estate mortgage               147,128   11,927   8.11      125,263    10,668    8.52     119,993     10,184   8.49
  Consumer                           273,489   25,587   9.36      263,188    24,376    9.26     233,948     21,668   9.26
                                     -------   ------             -------    ------             -------     ------
    Total Loans                      774,640   70,902   9.15      695,552    64,706    9.30     617,134     57,431   9.31
                                     -------   ------           ---------    ------             -------     ------
Total earning assets               1,223,635  101,874   8.33    1,167,460    97,036    8.31   1,043,425     85,353   8.18
                                              -------                        ------                         ------
Cash and due from banks               32,593                       30,918                        36,171
Securities available for sale
  valuation allowance                  5,335                       (1,828)                       (2,752)
Allowance for loan losses            (12,388)                     (11,138)                       (9,657)
Premises and equipment                20,028                       17,269                        16,465
Other assets                          19,131                       25,962                        27,316
                                      ------                      -------                       -------
TOTAL ASSETS                      $1,288,334                   $1,228,643                    $1,110,968
                                  ----------                   ----------                    ----------

LIABILITIES AND STOCKHOLDERS'
 EQUITY
Money market deposit accounts     $   85,011    2,440   2.87   $   90,732     2,648    2.92  $  101,753      2,977   2.93
NOW accounts                         129,734    2,122   1.64      118,761     1,904    1.60     108,806      1,873   1.72
Savings deposits                     155,109    4,310   2.78      154,771     4,376    2.83     159,373      4,650   2.92
Certificates of deposit              526,701   28,329   5.38      493,551    26,306    5.33     430,464     22,442   5.21
                                     -------   ------             -------    ------             -------     ------
  Total interest bearing deposits    896,555   37,201   4.15      857,815    35,234    4.11     800,396     31,942   3.99
Short-term borrowings                114,241    6,014   5.26      119,259     6,581    5.52      73,192      3,745   5.12
Other borrowings                       8,698      462   5.31       12,189       707    5.80      10,288        678   6.59
                                       -----      ---              ------   -------             -------     ------
  Total interest bearing
    liabilities                    1,019,494   43,677   4.28%    989,263     42,522    4.30%    883,876     36,365   4.11%
                                               ------                        ------                         ------
Demand deposits                      133,262                      115,826                       116,287
Other liabilities                      7,641                        9,863                         7,565
Stockholders' equity                 127,937                      113,691                       103,240
                                     -------                      -------                       -------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY            $1,288,334                   $1,228,643                    $1,110,968
                                   ---------                   ----------                    ----------
  NET INTEREST INCOME                         $58,197                       $54,514                        $48,988
                                              -------                       -------                        -------
  NET INTEREST MARGIN                                   4.76%                          4.67%                         4.69%
                                                        -----                         -----                          -----
Taxable equivalent adjustment                 $   794                       $   855                        $   966
                                              -------                       -------                        -------

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

-----------------------------------------------------------------------------------------------------------
                                            INCREASE (DECREASE)               Increase (Decrease)
                                             1998 OVER 1997                      1997 over 1996
-----------------------------------------------------------------------------------------------------------
(in thousands)                              VOLUME       RATE     TOTAL        Volume       Rate      Total
-----------------------------------------------------------------------------------------------------------

Interest bearing deposits                  $     -     $    -    $    -       $    (8)    $  (3)    $   (11)
Federal funds sold and securities
  purchased under agreements to resell        (124)       (39)     (163)          177         (1)       176
Other short-term investments                   136         (2)      134            77          1         78
Securities available for sale               (1,379)       258    (1,121)        3,308      1,400      4,708
Loans held for sale                            (45)         1       (44)          (67)        (7)       (74)
Securities held to maturity:
 Taxable                                         5        (29)      (24)           79         47        126
 Tax exempt                                   (148)         8      (140)         (569)       (26)      (595)
Loans                                        7,254     (1,058)    6,196         7,295        (20)     7,275
-----------------------------------------------------------------------------------------------------------
Total interest income                        5,699       (861)    4,838        10,292      1,391     11,683
-----------------------------------------------------------------------------------------------------------

Money market deposit accounts                 (165)       (43)     (208)         (322)        (7)      (329)
NOW accounts                                   179         39       218           165       (134)        31
Savings accounts                                10        (76)      (66)         (132)      (142)      (274)
Certificates of deposit                      1,781        242     2,023         3,353        511      3,864
Short-term borrowings                         (271)      (296)     (567)        2,522        314      2,836
Other borrowings                              (189)       (56)     (245)          116        (87)        29
-----------------------------------------------------------------------------------------------------------
Total interest expense                       1,345       (190)    1,155         5,702        455      6,157
-----------------------------------------------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME          $ 4,354     $ (671)   $3,683       $ 4,590     $  936    $ 5,526
-----------------------------------------------------------------------------------------------------------

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The provision for loan losses is based upon management's judgement as to the adequacy of the allowance to absorb losses inherent in the current loan portfolio. In assessing the adequacy of the allowance for loan losses, consideration is given to historical loan loss experience, value and adequacy of collateral, level of nonperforming loans, loan concentrations, the growth and composition of the portfolio, and the results of a comprehensive in-house loan review program conducted throughout the year. Consideration is given to the results of examinations and evaluations of the overall portfolio by senior credit personnel, internal and external auditors, and regulatory examiners. The provision for loan losses increased to $4.6 million in 1998 from $3.5 million in 1997, the result of increased charge-offs and loan volumes.
         Accompanying tables reflect the five year history of net charge-offs and the allocation of the allowance by loan category. Net charge-offs, both as dollar amounts and as percentages of average loans outstanding, have increased as the Company has experienced a rise in commercial charge-offs. The increase in commercial charge-offs in 1998 can be primarily attributed to one customer. Management considered it prudent to increase the dollar level of the allowance to various asset categories as depicted in the tables. The allowance has been allocated based on identified problem credits or categorical trends. The allowance for loan loss was increased to $13.0 million at December 31, 1998 in response to the increases in charge-offs and loan volumes. At December 31, 1998, the allowance for loan losses to loans outstanding was 1.58%, compared to 1.57% at year-end 1997. Management considers the allowance to be adequate and will continue to target and maintain a minimum allowance equal to the allocated requirement plus an unallocated portion.

 TABLE 3
 ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------------------------
 (dollars in thousands)                      1998        1997      1996       1995     1994
----------------------------------------------------------------------------------------------
 Balance at January 1                     $11,582     $10,473    $9,120     $9,026   $8,652
 Loans charged off:
  Commercial and agricultural               1,941       1,193     1,274        967    1,409
  Real estate mortgages                       234          55       204        112      154
  Consumer                                  1,977       2,040     1,300      1,182    2,159
----------------------------------------------------------------------------------------------
    Total loans charged off                 4,152       3,288     2,778      2,261    3,722
----------------------------------------------------------------------------------------------
 Recoveries:
  Commercial and agricultural                 258         197       274        193      291
  Real estate mortgages                        35          16        20          -        -
  Consumer                                    640         679       662        609      734
----------------------------------------------------------------------------------------------
    Total recoveries                          933         892       956        802    1,025
----------------------------------------------------------------------------------------------
    Net loans charged off                   3,219       2,396     1,822      1,459    2,697
 Provision for loan losses                  4,599       3,505     3,175      1,553    3,071
----------------------------------------------------------------------------------------------
 Balance at December 31                   $12,962     $11,582   $10,473     $9,120   $9,026
----------------------------------------------------------------------------------------------
 Allowance for loan losses to loans
  outstanding at end of year                 1.58%       1.57%     1.60%      1.55%    1.57%
 Allowance for loan losses to
  nonaccrual loans                            361%        220%      315%       189%     195%
 Nonaccrual loans to total loans             0.44%       0.71%     0.51%      0.82%    0.81%
 Nonperforming assets to total assets        0.37%       0.45%     0.40%      0.62%    0.52%
 Net charge-offs to average loans
  outstanding                                0.42%       0.34%     0.29%      0.25%    0.48%
----------------------------------------------------------------------------------------------


TABLE 4
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
----------------------------------------------------------------------------------------------------------------------
December 31,               1998                1997                 1996                1995                1994
----------------------------------------------------------------------------------------------------------------------
                             CATEGORY             Category             Category            Category           Category
(dollars in                   PERCENT              Percent              Percent             Percent            Percent
 thousands)        ALLOWANCE OF LOANS  Allowance  of Loans  Allowance  of Loans  Allowance of Loans Allowance of Loans
----------------------------------------------------------------------------------------------------------------------
Commercial
 and agricultural    $ 7,039    47.3%    $ 5,448     44.4%   $ 4,341     43.1%    $4,250     42.0%    $3,726     37.5%
Real estate
 mortgages               400    19.5%        244     18.4%       360     18.3%       412     20.6%       630     22.5%
Consumer               3,999    33.2%      2,365     37.2%     2,335     38.6%     2,048     37.4%     3,538     40.0%
Unallocated            1,524       -       3,525        -      3,437        -      2,410        -      1,132     -
----------------------------------------------------------------------------------------------------------------------
Total                $12,962   100.0%    $11,582    100.0%   $10,473    100.0%    $9,120    100.0%    $9,026    100.0%
----------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest income consists primarily of trust and custodian fees, service charges on deposit accounts, gains and losses on the sales of securities, and fees and service charges for other banking services. Total noninterest income for 1998 of $10.0 million increased $1.9 million or 23.7% compared to 1997. Other income in 1997 includes a one-time gain of $0.2 million for the sale of the Hamden branch to The National Bank of Delaware County. Excluding securities gains and losses, noninterest income increased $1.0 million or 11.3% in 1998 compared to 1997. Excluding security gains and losses, total noninterest income for 1997 increased $0.7 million compared to 1996.
         Trust income rose during 1998 as managed assets increased. At December 31, 1998, the Trust Department managed $865 million in assets (market value), up from $701 million at year-end 1997, resulting in a $0.4 million increase in trust income.
         Service charges on deposit accounts remained stable during 1998. Service charges increased $0.3 million in 1997 compared to 1996. The 1997 increase can be attributed to an emphasis being placed on collection vs. waiver, particularly for overdraft charges which accounted for a major part of the increase.
         The interest rate environment drives the potential for security gains and losses. The declining interest rate environment in 1998 provided opportunities to recognize gains on sales of securities. During 1998, net gains of $0.6 million were realized from sales of U.S. Treasury and U.S. Government agencies securities as the Company generated liquidity to fund increased loan demand and reduced leverage where interest rate spreads no longer provided acceptable returns.

         Other income increased 22.5% in 1998 primarily a result of increased ATM fee income due to increased use and the installation of additional machines throughout our market areas.

NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Table 5 presents noninterest expense and operating efficiency ratios for each of the three years ending December 31, 1998. Noninterest expense as a percentage of average assets of 3.0% in 1998 increased from 2.9% in 1997. This increase is a result of a rise in noninterest expense during 1998. The 1997 percentage of noninterest expense to average assets of 2.9% declined from 3.1% in 1996, resulting from an increase in assets between the reporting periods, while at the same time maintaining stable noninterest expenses.
         Salaries and employee benefits increased $1.3 million, or 7.2% between 1998 and 1997. Salaries and employee benefits were stable between 1997 and 1996. Expense increases in 1998 were primarily due to a $0.6 million increase in salaries and a $0.4 million increase in performance based incentives.
         Occupancy and equipment expense increased $0.9 between 1998 and 1997. This increase can be attributed primarily to a rise in computer depreciation expense related to the automation of the branch network computer system completed in the fourth quarter of 1997.
         Other operating expenses increased $1.7 million between 1998 and 1997. Contributing to the increase in other operating expense was increased data processing fees, a result of the outsourcing of the Company's items processing function during 1997. Professional fee and outside service expenses also increased during 1998 as a result of professional fees associated with the corporate realignment.

TABLE 5
NONINTEREST EXPENSE AND OPERATING EFFICIENCY ANALYSIS
                                        Years Ended December 31,
                               1998                1997               1996           1998/1997           1997/1996
----------------------------------------------------------------------------------------------------------------------
                                  PERCENT            Percent             Percent
                                       OF                 of                  of
                                  AVERAGE            Average             Average            Average            Average
(dollars in thousands)    AMOUNT   ASSETS    Amount   Assets     Amount   Assets    Amount   Change    Amount   Change
----------------------------------------------------------------------------------------------------------------------
Expenses:
Personnel                $19,202    1.49%   $17,905    1.46%    $17,817    1.60%    $1,297    7.24%      $ 88   0.49%
Occupancy and equipment    5,218    0.41%     4,298    0.35%      4,156    0.37%       920   21.41%       142   3.42%
Other                     14,708    1.14%    12,967    1.05%     12,449    1.13%     1,741   13.43%       518   4.16%
----------------------------------------------------------------------------------------------------------------------
Total noninterest
  expense                $39,128    3.04%   $35,170    2.86%    $34,422    3.10%    $3,958   11.25%      $748    2.17%
----------------------------------------------------------------------------------------------------------------------
Expense ratio (1)           2.31%              2.20%               2.41%
Efficiency ratio (2)       57.92%             56.09%              60.74%
Average assets per
 employee (in millions)  $   2.6            $   2.5             $   2.1
----------------------------------------------------------------------------------------------------------------------

(1) Noninterest  expense less noninterest  income,  not including security gains
    (losses) and  other  non-recurring   income  or  expense, as a percentage of
    average assets.

(2) Noninterest  expense,  less  non-recurring   expenses,  as a  percentage  of
    tax-effected net interest income plus noninterest income, excluding security gains (losses).

INCOME TAXES
Income tax expense was $4.6 million for 1998, $8.3 million for 1997, and $7.1 million for 1996. The decreased income taxes during 1998 resulted from a tax benefit associated with the corporate realignment. The increased income taxes from 1996 to 1997 correspond to increased income before income taxes. At December 31, 1998, the Company has deferred tax assets of $6.9 million and deferred tax liabilities of $3.7 million. Management has determined that a valuation allowance for the deferred tax assets is not needed at December 31, 1998. Additional information on income taxes is provided in the notes to the consolidated financial statements.

SECURITIES
The securities portfolio constituted 35.9% and 39.6% of average earning assets during 1998 and 1997, respectively. At December 31, 1998, the securities portfolio consists of 90% U.S. Government agencies guaranteed securities. All purchases of U.S. Governmental agencies guaranteed securities are classified as available for sale. Held to maturity securities are obligations of the State of New York political subdivisions and do not include any direct obligations of the state of New York.

TABLE 6
SECURITIES PORTFOLIO
As of December 31,                                   1998                     1997                      1996
-------------------------------------------------------------------------------------------------------------------
                                           AMORTIZED        FAIR     Amortized       Fair     Amortized        Fair
(in thousands)                                  COST       VALUE          Cost      Value          Cost       Value
-------------------------------------------------------------------------------------------------------------------

Securities Available for Sale:
 U.S. Treasury                              $ 10,406    $ 10,481      $  2,395   $  2,406      $ 70,811    $ 70,269
 Federal Agency and mortgage-backed          335,189     340,383       431,259    435,167       299,202     297,133
 State & Municipal and other securities        4,554       4,894         2,967      3,059         1,775       1,800
-------------------------------------------------------------------------------------------------------------------
   Total securities available for sale      $350,149    $355,758      $436,621   $440,632      $371,788    $369,202
-------------------------------------------------------------------------------------------------------------------

Securities Held to Maturity:
 State & Municipal                            22,649      22,649        23,692     23,692        32,546      32,546
 Other securities                             12,446      12,446        12,447     12,447         9,693       9,692
-------------------------------------------------------------------------------------------------------------------
   Total securities held to maturity        $ 35,095    $ 35,095      $ 36,139   $ 36,139      $ 42,239    $ 42,238
-------------------------------------------------------------------------------------------------------------------

LOANS
The following Table 7 sets forth the loan portfolio by major categories as of December 31 for the years indicated.

TABLE 7
COMPOSITION OF LOAN PORTFOLIO
-----------------------------------------------------------------------------------------------------------
December 31,                                   1998          1997          1996          1995          1994
-----------------------------------------------------------------------------------------------------------
(in thousands)
Real estate mortgages                      $149,647      $128,873      $110,288      $107,611      $125,385
Commercial real estate mortgages            178,778       151,129       135,061       108,902        71,631
Real estate construction and
 development                                 10,378         6,602         9,582        13,361         3,890
Commercial and agricultural                 209,731       175,362       146,930       138,391       143,632
Consumer                                    188,549       203,016       204,641       185,276       201,359
Home equity                                  84,422        70,500        48,091        34,817        28,704
Lease financing                                   -             -             -            27           117
-----------------------------------------------------------------------------------------------------------
Total loans                                $821,505      $735,482      $654,593      $588,385      $574,718
-----------------------------------------------------------------------------------------------------------

The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At December 31, 1998, total loans were $821.5 million, an 11.7% increase from December 31, 1997. In general, loans are internally generated and lending activity is confined to New York State, principally the nine county area served by the Company. The Company does not engage in highly leveraged transactions or foreign lending activities. There were no concentration of loans exceeding 10% of total loans other than those categories reflected in Table 7.
         Real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residencies. Beginning in 1996, the Company began retaining most first mortgage loans within the portfolio. For several years prior to 1996, fixed-rate mortgages were originated for sale in the secondary market. The Company sold $0.9 million in mortgage loans during both 1998 and 1997. There were no gains or losses recognized related to sales of mortgages originated in 1998. At December 31, 1998 and 1997, loans classified as held for sale consist of higher education loans with estimated fair market values equal to cost.
         Loans in the commercial and agricultural category, as well as commercial real estate mortgages, consist primarily of short-term and/or floating rate commercial loans made to small to medium-sized companies. Agricultural loans totalled $48.9 million at December 31, 1998, and there are no other substantial loan concentrations to any one industry or to any one borrower.
         Consumer loans consist primarily of installment credit to individuals secured by automobiles and other personal property. Management believes consumer loan underwriting guidelines to be conservative. The guidelines are based primarily on satisfactory credit history, down payment, and sufficient income to service monthly payments.

         Shown in Table 8, Maturities and Sensitivities of Loans to Changes in Interest Rates, are the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at December 31, 1998. Scheduled repayments are reported in the maturity category in which the contractual payment is due.

TABLE 8
MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
-------------------------------------------------------------------------------------------------
                                                        AFTER ONE
                                                         YEAR BUT
                                                           WITHIN           AFTER
REMAINING MATURITY AT                      WITHIN            FIVE            FIVE
DECEMBER 31, 1998                        ONE YEAR           YEARS           YEARS           TOTAL
-------------------------------------------------------------------------------------------------
(in thousands)
Floating/adjustable rate:
 Commercial and agricultural             $112,252        $ 76,831        $ 17,274        $206,357
 Real estate mortgages                      5,931          18,125          37,776          61,832
 Consumer                                  22,727          12,428          29,424          64,579
-------------------------------------------------------------------------------------------------
  Total floating rate loans               140,910         107,384          84,474         332,768
-------------------------------------------------------------------------------------------------
Fixed Rate:
 Commercial and agricultural               38,472          87,507          56,173         182,152
 Real estate mortgages                      8,419          28,998          60,776          98,193
 Consumer                                  66,635         122,306          19,451         208,392
-------------------------------------------------------------------------------------------------
  Total fixed rate loans                  113,526         238,811         136,400         488,737
-------------------------------------------------------------------------------------------------
  Total loans                            $254,436        $346,195        $220,874        $821,505
-------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming assets and past due loans are reflected in Table 9 below for the years indicated.

TABLE 9
NONPERFORMING ASSETS AND RISK ELEMENTS
-------------------------------------------------------------------------------------------------------------------
December 31,                                               1998        1997         1996         1995        1994
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
 Commercial and agricultural                             $2,394      $3,856       $2,441       $3,945      $3,552
 Real estate mortgages                                      437         692          251          332         783
 Consumer                                                   762         708          628          540         304
-------------------------------------------------------------------------------------------------------------------
  Total nonaccrual loans                                  3,593       5,256        3,320        4,817       4,639
-------------------------------------------------------------------------------------------------------------------
Other real estate owned                                   1,164         530        1,242        2,000         840
-------------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                              4,757       5,786        4,562        6,817       5,479
-------------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Commercial and agricultural                                291         176          418          559         133
 Real estate mortgages                                      341         244          344          448         287
 Consumer                                                   526         325          289          325         451
-------------------------------------------------------------------------------------------------------------------
   Total                                                  1,158         745        1,051        1,332         871
-------------------------------------------------------------------------------------------------------------------
Restructured loans, in compliance with modified terms:        -           -            -          142           -
-------------------------------------------------------------------------------------------------------------------
  Total assets containing risk elements                  $5,915      $6,531       $5,613       $8,291      $6,350
-------------------------------------------------------------------------------------------------------------------
Total nonperforming assets to loans                         0.58%        0.79%       0.70%       1.16%        0.95%
Total assets containing risk element to loans               0.72%        0.89%       0.86%       1.41%        1.10%
Total nonperforming assets to assets                        0.37%        0.45%       0.40%       0.62%        0.52%
Total assets containing risk elements to assets             0.46%        0.51%       0.49%       0.75%        0.61%
-------------------------------------------------------------------------------------------------------------------

Total nonperforming assets decreased $1.0 million or 17.8% from 1997 to 1998; total assets containing risk elements decreased $0.6 million or 9.4% during the same period. The effect of nonaccrual and impaired loans on interest income is presented in the following Table 10.

TABLE 10
NONACCRUAL AND IMPAIRED LOANS INTEREST INCOME
-------------------------------------------------------------------------------------------------------
December 31,                                             1998       1997      1996       1995      1994
-------------------------------------------------------------------------------------------------------
(in thousands)
Income that would have been accrued at original
 contract rates                                        $  278     $  559    $1,125     $  765    $  465
Amount recognized as income                               170        148       593        344       216
-------------------------------------------------------------------------------------------------------
 Interest income not accrued                           $  108     $  411    $  532     $  421    $  249
-------------------------------------------------------------------------------------------------------

DEPOSITS
Deposits are the largest component of the Company's liabilities and account for the greatest portion of interest expense. At December 31, 1998, total deposits were $1,044.2 million, an increase of 3.0% from December 31, 1997. Average deposits during 1998 of $1,029.8 million were 5.8% higher than the 1997 average. The preceding Table 1 presents average deposits with accompanying average rates paid.


TABLE 11
MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE
-------------------------------------------------------------------------------
December 31,                                         1998                  1997
-------------------------------------------------------------------------------
(in thousands)
Within three months                              $222,187              $210,226
After three but within six months                  39,929                32,467
After six but within twelve months                  9,957                11,611
After twelve months                                 9,954                15,633
-------------------------------------------------------------------------------
Total                                            $282,027              $269,937
-------------------------------------------------------------------------------

BORROWED FUNDS
Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, and other short-term borrowings which consist primarily of FHLB advances with an original maturity of one day up to one year. Other borrowings consist of fixed rate FHLB advances with an original maturity greater than one year. At December 31, 1998, total borrowings of $106.8 million were down 20.7% compared to the previous year-end total of $134.7 million.

CAPITAL AND DIVIDENDS
TABLE 12
CAPITAL MEASUREMENTS
-------------------------------------------------------------------------------
December 31,                                      1998                   1997
-------------------------------------------------------------------------------
(per share data restated to give retroactive
 effect to stock dividends and splits)
Tier 1 leverage ratio                             9.33%                  8.91%
Tier 1 capital  ratio                            14.69%                 14.88%
Total risk-based capital ratio                   15.94%                 16.13%
Cash dividends as a percentage of net income     40.37%                 37.42%
Per common share:
 Book value                                     $10.52                 $ 9.77
 Tangible book value                            $ 9.91                 $ 9.09
-------------------------------------------------------------------------------

TABLE 13
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
-----------------------------------------------------------------------------------------------------------------
                                          1998                                            1997
-----------------------------------------------------------------------------------------------------------------
(restated to give retroactive effect to stock dividends and splits)
                                                               CASH                                          Cash
                                                          DIVIDENDS                                     Dividends
  QUARTER ENDING             HIGH        LOW       CLOSE   DECLARED        High        Low      Close    Declared
-----------------------------------------------------------------------------------------------------------------
  March 31                 $20.00     $16.79      $20.00     $0.122      $13.61     $11.99     $13.27      $0.102
  June 30                   24.65      19.29       24.17      0.162       18.29      13.27      18.29       0.102
  September 30              25.00      18.46       21.90      0.162       18.20      15.13      17.94       0.116
  December 31               25.50      20.71       23.38      0.170       19.78      16.33      19.29       0.122
-----------------------------------------------------------------------------------------------------------------
  For the year             $25.50     $16.79      $23.38     $0.616      $19.78     $11.99     $19.29      $0.442
-----------------------------------------------------------------------------------------------------------------

On a per share basis, cash dividends declared have been increased in both 1998 and 1997. The dividend increases reflect the Company's earnings and capital strength. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions. Additionally, 1998 was the thirty-ninth consecutive year that the Company declared a stock dividend.
         The accompanying Table 13 sets forth the quarterly high, low and closing sales price for the common stock as reported on the NASDAQ National Market System, and cash dividends declared per share of common stock. At December 31, 1998, the total market capitalization of the Company's common stock was approximately $290.3 million compared with $243.4 million at December 31, 1997. The change in market capitalization is due to the market's perception of the Company's increasing value. The Company's price to book value ratio was 2.22, 1.97, and 1.42 at December 31, 1998, 1997 and 1996, respectively. The
Company's price was 16, 17, and 13 times diluted earnings per share at December 31, 1998, 1997 and 1996, respectively.
         Capital is an important factor in ensuring the safety of depositors' accounts. During both 1998 and 1997, the Company earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality, and security portfolio strength.
         Capital adequacy is an important indicator of financial stability and performance. The principal source of capital to the Company is earnings retention. The Company remains well capitalized as depicted by the capital ratios in the table. Capital measurements are significantly in excess of both regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented.

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

         This Basic Surplus approach enables the Company to adequately manage liquidity from both tactical and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position.
         At December 31, 1998 and 1997, the Company's Basic Surplus ratios (net access to cash and secured borrowings as a percentage of total assets) were approximately 9% compared to the present internal minimum guideline range of 5% to 7%. The December 31, 1998 Basic Surplus ratio was in excess of the guidelines. The Company had unused lines of credit available totalling $266 million to meet its short-term liquidity needs at December 31, 1998 and considered the Basic Surplus adequate to meet liquidity needs.
         Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. Overnight federal funds on which rates change daily and loans which are tied to the prime rate differ considerably from long-term investment securities and fixed rate loans. Similarly, time deposits over $100,000 and money market deposit accounts are much more interest sensitive than NOW and savings accounts.
         The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. The funding matrix depicted in the accompanying table is utilized as a primary tool in managing interest rate risk. The matrix arrays repricing opportunities along a time line for both assets and liabilities. The time line for sources of funds, liabilities and equity, is depicted on the left hand side of the matrix. The longest term, most fixed rate sources, are presented in the upper left hand corner while the shorter term, most variable rate items, are at the lower left. Similarly, uses of funds, assets, are arranged across the top moving from left to right.
         The body of the matrix is derived by allocating the longest fixed rate funding sources to the longest fixed rate assets (upper left corner) and shorter term variable sources to shorter term variable uses (lower right corner). The result is a graphical depiction of the time periods over which the Company is expected to experience exposure to rising or falling rates. Since the scales of the liability (left) and asset (top) sides are identical, all numbers in the matrix would fall within the diagonal lines if the Company was perfectly matched across all repricing time frames. Numbers outside the diagonal lines represent two general types of mismatches: i) liability sensitive, where rate sensitive liabilities exceed the amount of rate sensitive assets repricing within applicable time frames (items to the left of/below the diagonal lines) and ii) asset sensitive, where rate sensitive assets exceed the amount of rate sensitive liabilities repricing within applicable time frames (items to the right of/above the diagonal lines).
         Generally, the lower the amount of this gap, the less sensitive are earnings to interest rate changes. The matrix indicates that the Company's assets and liabilities are closely matched in the short-term and as a result, has minimal interest rate risk over the next twelve months. The Company becomes asset sensitive after the one-year time frame and, therefore, would benefit in the long-term from rising interest rates.

TABLE 14
SUMMARY STATIC GAP FUNDING MATRIX
--------------------------------------------------------------------------------------------------------------------------
        (ASSETS) OVER 60      37-60     25-36      13-24      7-12        4-6
          -USES-  MONTHS     MONTHS    MONTHS     MONTHS    MONTHS     MONTHS    MAR 99 FEB 99  JAN 99    ONE DAY   TOTALS
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES
 -SOURCES-TOTALS     233        110        93        175       189         96        40     36     258         60    1,290
--------------------------------------------------------------------------------------------------------------------------

OVER 60    577       233        110        93        141                                      Long Liabilities         577
MONTHS                                                                                        Short Assets

37-60       15                                        15                                                                15
MONTHS

25-36       18                                        18                                                                18
MONTHS

13-24       54                                         1        53                                                      54
MONTHS

 7-12       97                                                  97                                                      97
 MONTHS

 4-6        94                                                  39         55                                           94
MONTHS

MAR 99     123                                                             41        40     36       6                 123

FEB 99      61                                                                                      61                  61

JAN 99     165     Long Assets                                                                     165                 165
                   Short Liabilities
ONE DAY     86                                                                                      26         60       86

--------------------------------------------------------------------------------------------------------------------------
TOTALS   1,290       233        110        93        175       189         96        40     36     258         60    1,290
--------------------------------------------------------------------------------------------------------------------------

While the static gap evaluation of interest rate sensitivity is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. Once the Company determines the extent of gap sensitivity, the next step is to quantify the potential impact of the interest sensitivity on net interest income. The Company utilizes a simulation model which measures the effect certain assumptions will have on net interest income over a short period of time, usually one or two years. These assumptions include, but are not limited to prepayments, potential call options of the investment portfolio and various interest rate environments. The following table presents the impact on net interest income of a gradual twelve-month increase or decrease in interest rates compared to a stable interest rate environment. The simulation projects net interest income over the next year using the December 31, 1998 balance sheet position.

TABLE 15
INTEREST RATE SENSITIVITY ANALYSIS
-------------------------------------------------------------
Change in interest rates                    Percent change in
(in basis points)                         net interest income
-------------------------------------------------------------
+200                                                  (0.98%)
+100                                                  (0.47%)
-100                                                  (0.19%)
-200                                                  (0.74%)
-------------------------------------------------------------

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

FOURTH QUARTER RESULTS
Selected quarterly results are presented in Table 16, Selected Quarterly Financial Data. Net income for the fourth quarter 1998 of $4.6 million, $0.36 per diluted share, was up from $3.6 million, $0.28 per diluted share, earned in the fourth quarter 1997. Average loans for the fourth quarter of 1998 increased 11.3% compared to the fourth quarter of 1997.
         The 1998 fourth quarter return on average assets of 1.40% was up from the 1997 ratio of 1.11%. The return on average equity for the fourth quarter 1998 of 13.87% was up from the fourth quarter 1997 ratio of 11.71%. Expense and efficiency ratios of 2.49% and 60.84%, respectively, for the fourth quarter 1998, increased over the comparable 1997 ratios of 2.30% and 57.86%.

TABLE 16
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
                                                     1998                                        1997
----------------------------------------------------------------------------------------------------------------------
(in thousands, except per
 share data)                       FIRST     SECOND     THIRD     FOURTH      First     Second     Third      Fourth
Interest and fee income          $25,256    $25,276   $25,448    $25,100    $22,283    $23,759   $24,848     $25,291
Interest expense                  11,221     11,168    10,885     10,403      9,659     10,559    11,075      11,229
Net interest income               14,035     14,108    14,563     14,697     12,624     13,200    13,773      14,062
Provision for loan losses          1,100      1,150     1,300      1,049        715      1,000       965         825
Noninterest income excluding
  securities gains                 2,350      2,312     2,353      2,340      2,003      2,270     2,070       2,060
Securities gains (losses)            218        227       168         11         17          1       (90)       (265)
Noninterest expense                9,402      9,539     9,707     10,480      8,559      8,266     8,904       9,441
Net income                       $ 5,072    $ 4,710   $ 4,731    $ 4,589    $ 3,445    $ 4,037   $ 3,702     $ 3,565
Basic earnings per share         $  0.40    $  0.37   $  0.38    $  0.37    $  0.28    $  0.32   $  0.29     $  0.28
Diluted earnings per share       $  0.39    $  0.37   $  0.37    $  0.36    $  0.27    $  0.32   $  0.29     $  0.28
Net interest margin                 4.75%      4.68%     4.79%      4.80%      4.71%      4.65%     4.64%       4.68%
Return on average assets            1.60%      1.47%     1.46%      1.40%      1.19%      1.33%     1.17%       1.11%
Return on average equity           16.49%     14.92%    14.54%     13.87%     12.82%     14.78%    12.74%      11.71%
Average diluted common
 shares outstanding               12,857     12,896    12,845     12,732     12,599     12,674    12,738      12,788
----------------------------------------------------------------------------------------------------------------------

PROPERTIES

The Company operates the following community banking offices:
                                                                                                   Date              Square
Name of Office         Location                                             County              Established         Footage

Norwich                52 S. Broad St., Norwich, NY                         Chenango            07-15-1856           77,000
Afton                  182 Main St., Afton, NY                              Chenango            09-01-1962            2,779
Bainbridge             9 N. Main St., Bainbridge, NY                        Chenango            12-07-1938            4,897
Earlville              2 S. Main St., Earlville, NY                         Chenango            08-07-1937            1,222
Grand Gorge            Rt. 23 & 30, Grand Gorge, NY                         Delaware            11-01-1957            3,000
Margaretville          Main St., Margaretville, NY                          Delaware            09-03-1963            3,152
New Berlin             2 S. Main St., New Berlin, NY                        Chenango            12-21-1946            2,195
Sherburne              30 N. Main St., Sherburne, NY                        Chenango            08-07-1937            3,393
South Otselic          Gladding St., S. Otselic, NY                         Chenango            10-01-1945            1,326
North Plaza            Rt. 12 & 320, Norwich, NY                            Chenango            10-15-1986            1,849
South Plaza            Rt. 12 S., Norwich, NY                               Chenango            08-20-1986            1,200
Deposit                105 Front St., Deposit, NY                           Broome              02-12-1971            3,550
Newark Valley          2 N. Main St., Newark Valley, NY                     Tioga               10-01-1973            3,893
Maine                  2647 Main St., Maine, NY                             Broome              10-01-1973            1,458
Hobart                 Maple Ave., Hobart, NY                               Delaware            06-28-1974            2,308
Sidney                 13 Division St., Sidney, NY                          Delaware            12-31-1978            3,500
Oxford                 10 North Canal St., Oxford, NY                       Chenango            03-16-1998            2,000
Greene                 80 S. Chenango St., Greene, NY                       Chenango            12-15-1986            3,200
Binghamton             1256 Front St., Binghamton, NY                       Broome              03-29-1993            1,900
Hancock                1 E. Main St., Hancock, NY                           Delaware            10-01-1989            7,500
Oneonta                733 State Highway 28, Oneonta, NY                    Otsego              01-14-1998            4,600
Clinton                1 Kirkland Ave., Clinton, NY                         Oneida              10-01-1989            7,960
Rome Westgate          Westgate Plaza, 1148 Erie Blvd. W., Rome, NY         Oneida              10-01-1989            1,950
Utica Business Park    555 French Road, New Hartford, NY                    Oneida              10-01-1994            3,396
New Hartford           8549 Seneca Turnpike, New Hartford, NY               Oneida              12-16-1995            4,179
Rome Black River       853 Black River Blvd., Rome, NY                      Oneida              10-01-1997            3,000
Gloversville           199 Second Ave. Ext., Gloversville, NY               Fulton              10-01-1989            4,263
Northville             192 N. Main St., Northville, NY                      Fulton              10-01-1989            3,000
Vail Mills             Rt. 30, Broadalbin, NY                               Fulton              10-01-1989            1,000
Lake Placid            81 Main St., Lake Placid, NY                         Essex               10-01-1989            8,500
Cold Brook Plaza       Saranac Ave., Lake Placid, NY                        Essex               10-01-1989            1,300
Saranac Lake           2 Lake Flower Ave., Saranac Lake, NY                 Essex               10-01-1989            2,400
Plattsburgh Rt. 3      482 Rt. 3, Plattsburgh, NY                           Clinton             05-04-1998            6,800
Plattsburgh -
  Margaret St          83 Margaret St., Plattsburgh, NY                     Clinton             05-18-1998            1,822
Ellenburg Depot        5084 Rt. 11, Ellenburg Depot, NY                     Clinton             08-28-1993            2,346

The Oxford, South Otselic, Binghamton, Oneonta, Vail Mills, Rome Westgate, Utica Business Park and Rome Black River Offices are leased. The Company owns all other banking premises. The Company also has free-standing automated banking units. During 1998, the Plattsburgh and Plattsburgh North Offices closed.

                                               FINANCIAL HIGHLIGHTS

-------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)        1998                  1997             % Change
-------------------------------------------------------------------------------------------------------
FOR THE YEAR
Interest and fee income                         $   101,080           $    96,181                5.1%
Interest expense                                     43,677                42,522                2.7%
Net interest income                                  57,403                53,659                7.0%
Provision for loan losses                             4,599                 3,505               31.2%
Noninterest income                                    9,979                 8,066               23.7%
Noninterest expense                                  39,128                35,170               11.3%
Net income                                           19,102                14,749               29.5%
-------------------------------------------------------------------------------------------------------

PER COMMON SHARE
Basic earnings                                  $      1.52           $      1.18               28.8%
Diluted earnings                                       1.49                  1.16               28.4%
Cash dividends                                         0.616                0.442               39.4%
Book value at year-end                                10.52                  9.77                7.7%
Tangible book value at year-end                        9.91                  9.09                9.0%
Market price:
 High                                                 25.50                 19.78               28.9%
 Low                                                  16.79                 11.99               40.0%
 End of year                                          23.38                 19.29               21.2%
-------------------------------------------------------------------------------------------------------

AT YEAR-END
Assets                                          $ 1,290,009           $ 1,280,585                0.7%
Earning assets                                    1,217,098             1,214,547                0.2%
Loans                                               821,505               735,482               11.7%
Allowance for loan losses                            12,962                11,582               11.9%
Deposits                                          1,044,205             1,014,183                3.0%
Stockholders' equity                                130,632               123,343                5.9%
-------------------------------------------------------------------------------------------------------

AVERAGE BALANCES
Assets                                          $ 1,288,334           $ 1,228,643                4.9%
Earning assets                                  $ 1,223,635           $ 1,167,460                4.8%
Loans                                           $   774,640           $   695,552               11.4%
Deposits                                        $ 1,029,817           $   973,641                5.8%
Stockholders' equity                            $   127,937           $   113,691               12.5%
Common shares outstanding                        12,569,884            12,548,365                0.2%
Diluted common shares outstanding                12,832,175            12,700,416                1.0%
-------------------------------------------------------------------------------------------------------

ASSET QUALITY
Allowance to loans                                     1.58%                 1.57%               0.6%
Nonperforming assets to assets                         0.37%                 0.45%             (17.8%)
Allowance to nonperforming loans                        361%                  220%              64.1%
-------------------------------------------------------------------------------------------------------

KEY RATIOS
Return on average assets                               1.48%                 1.20%              23.3%
Return on average equity                              14.93%                12.97%              15.1%
Net interest margin                                    4.76%                 4.67%               1.9%
Tier 1 leverage                                        9.33%                 8.91%               4.7%
Tier 1 risk-based capital                             14.69%                14.88%              (1.3%)
Total risk-based capital                              15.94%                16.13%              (1.2%)
-------------------------------------------------------------------------------------------------------

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



/s/ DARYL R. FORSYTHE


Daryl R. Forsythe
President and Chief Executive Officer



/s/ JOE C. MINOR


Joe C. Minor
Executive Vice President
Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
NBT Bancorp Inc.:

         We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ KPMG LLP



KPMG LLP


Syracuse, New York
January 22, 1999

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
December 31,                                                                          1998                   1997
-------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

ASSETS
Cash                                                                            $   47,181             $   37,446
Loans held for sale                                                                  2,887                  3,286
Securities available for sale, at fair value                                       355,758                440,632
Securities held to maturity (fair value-$35,095 and $36,139)                        35,095                 36,139
Loans:
  Commercial and agricultural                                                      388,509                326,491
  Real estate mortgage                                                             160,025                135,475
  Consumer                                                                         272,971                273,516
-------------------------------------------------------------------------------------------------------------------
    Total loans                                                                    821,505                735,482
  Less allowance for loan losses                                                    12,962                 11,582
-------------------------------------------------------------------------------------------------------------------
    Net loans                                                                      808,543                723,900
Premises and equipment, net                                                         20,241                 18,761
Intangible assets, net                                                               7,572                  8,642
Other assets                                                                        12,732                 11,779
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $1,290,009             $1,280,585
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (noninterest bearing)                                                  $  154,146             $  138,985
  Savings, NOW, and money market                                                   391,614                358,366
  Time                                                                             498,445                516,832
-------------------------------------------------------------------------------------------------------------------
    Total deposits                                                               1,044,205              1,014,183
Short-term borrowings                                                               96,589                134,527
Other borrowings                                                                    10,171                    183
Other liabilities                                                                    8,412                  8,349
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              1,159,377              1,157,242
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, no par, stated value $1.00; shares
    authorized-2,500,000                                                                 -                      -
  Common stock, no par, stated value $1.00; shares
    authorized-15,000,000; shares issued 13,015,789 and 9,429,963                   13,016                  9,430
  Capital surplus                                                                  111,749                 96,494
  Retained earnings                                                                 15,512                 22,249
  Accumulated other comprehensive income                                             3,317                  2,373
  Common stock in treasury at cost, 599,507 and 415,871 shares                     (12,962)                (7,203)
-------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                       130,632                123,343
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $1,290,009             $1,280,585
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME

-------------------------------------------------------------------------------------------------------
Year ended December 31,                                         1998              1997             1996
-------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Interest and fee income:
Loans and loans held for sale                                $70,947           $64,781          $57,660
Securities - taxable                                          28,742            29,887           25,109
Securities - tax exempt                                        1,086             1,179            1,527
Other                                                            305               334               91
-------------------------------------------------------------------------------------------------------
  Total interest and fee income                              101,080            96,181           84,387
-------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                      37,201            35,234           31,942
Short-term borrowings                                          6,014             6,581            3,745
Other borrowings                                                 462               707              678
-------------------------------------------------------------------------------------------------------
  Total interest expense                                      43,677            42,522           36,365
-------------------------------------------------------------------------------------------------------
Net interest income                                           57,403            53,659           48,022
Provision for loan losses                                      4,599             3,505            3,175
-------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           52,804            50,154           44,847
-------------------------------------------------------------------------------------------------------

Noninterest income:
Trust                                                          3,115             2,675            2,642
Service charges on deposit accounts                            3,749             3,695            3,372
Securities gains (losses)                                        624              (337)           1,179
Other                                                          2,491             2,033            1,669
-------------------------------------------------------------------------------------------------------
  Total noninterest income                                     9,979             8,066            8,862
-------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                                19,202            17,905           17,817
Office supplies and postage                                    1,912             1,801            1,796
Occupancy                                                      2,843             2,598            2,391
Equipment                                                      2,375             1,700            1,765
Professional fees and outside services                         2,836             2,201            2,382
Data processing and communications                             3,577             2,789            2,280
Amortization of intangible assets                              1,070             1,351            1,580
Other operating                                                5,313             4,825            4,411
-------------------------------------------------------------------------------------------------------
  Total noninterest expense                                   39,128            35,170           34,422
-------------------------------------------------------------------------------------------------------
Income before income taxes                                    23,655            23,050           19,287
Income taxes                                                   4,553             8,301            7,108
-------------------------------------------------------------------------------------------------------

Net income                                                   $19,102           $14,749          $12,179
-------------------------------------------------------------------------------------------------------

Earnings per share:
  Basic                                                      $  1.52           $  1.18          $  0.98
  Diluted                                                    $  1.49           $  1.16          $  0.97
-------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

All per share data has been restated to give  retroactive  effect to stock dividends and splits.

                                     II-25

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                                                                       Other
                                            Common     Capital    Retained     Comprehensive    Treasury
                                             Stock     Surplus    Earnings            Income       Stock       Total
---------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

BALANCE AT DECEMBER 31, 1995               $ 8,442    $ 75,464     $24,076            $2,822    $ (2,760)   $108,044
Net income                                                          12,179                                    12,179
5% stock dividend                              396       7,254      (7,650)                                        -
Cash dividends - $0.355 per share                                   (4,384)                                   (4,384)
Payment in lieu of fractional shares                                   (13)                                      (13)
Purchase of 433,848 treasury shares                                                               (7,241)     (7,241)
Sale of 122,675 treasury shares to
 employee benefit plans and other
  stock plans                                               13                                     2,017       2,030
Unrealized loss on securities
  available for sale, net of reclassification
  adjustment and deferred taxes of $3,005                                             (4,351)                 (4,351)

---------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1996                 8,838      82,731      24,208            (1,529)     (7,984)    106,264
Net income                                                          14,749                                    14,749
5% stock dividend                              428      10,717     (11,145)                                        -
Cash dividends - $0.442 per share                                   (5,544)                                   (5,544)
Payment in lieu of fractional shares                                   (19)                                      (19)
Issuance of 164,030 shares to stock plan       164       2,476                                                 2,640
Purchase of 131,900 treasury shares                                                               (2,568)     (2,568)
Sale of 197,478 treasury shares to
 employee benefit plans and other
 stock plans                                               570                                     3,349       3,919
Unrealized gain on securities
  available for sale, net of reclassification
  adjustment and deferred taxes of $2,695                                              3,902                   3,902

---------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                 9,430      96,494      22,249             2,373      (7,203)    123,343
Net income                                                          19,102                                    19,102
Stock dividends and splits                   3,586      14,531     (18,117)                                        -
Cash dividends - $0.616 per share                                   (7,711)                                   (7,711)
Payment in lieu of fractional shares                                   (11)                                      (11)
Purchase of 353,000 treasury shares                                                               (9,094)     (9,094)
Sale of 169,364 treasury shares to
 employee benefit plans and other
 stock plans                                               724                                     3,335       4,059
Unrealized gain on securities
  available for sale, net of reclassification
  adjustment and deferred taxes of $654                                                  944                     944
---------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998               $13,016    $111,749     $15,512            $3,317    $(12,962)   $130,632
---------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                     1998             1997              1996
-------------------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
Net income                                                              $ 19,102         $ 14,749          $ 12,179
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                                4,599            3,505             3,175
  Depreciation of premises and equipment                                   2,047            1,471             1,513
  Amortization of premiums and accretion of discounts
   on securities                                                          (2,051)            (236)              254
  Amortization of intangible assets                                        1,070            1,351             1,580
  Deferred income tax benefit                                             (1,227)            (435)             (660)
  Proceeds from sale of loans originated for sale                          3,661            4,390             4,268
  Loans originated for sale                                               (3,262)          (3,541)           (4,089)
  Realized (gains) losses on sales of securities                            (624)             337            (1,179)
  Decrease in interest receivable                                          1,039              449             1,048
  Increase (decrease) in interest payable                                   (509)             809                 1
  Gain on sale of other real estate owned, net                              (147)            (121)               (6)
  Sale of branch, net                                                          -             (219)                -
  Other, net                                                                (210)           1,673             1,038
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                 23,488           24,182            19,122
-------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Securities available for sale:
  Proceeds from maturities                                                80,171           50,762            43,924
  Proceeds from sales                                                    130,293          183,481           218,313
  Purchases                                                             (121,317)        (299,225)         (244,333)
 Securities held to maturity:
  Proceeds from maturities                                                24,244           24,987            31,811
  Purchases                                                              (23,200)         (18,888)          (33,741)
Net increase in loans                                                    (91,686)         (84,261)          (67,013)
Purchase of premises and equipment, net                                   (3,527)          (3,925)           (1,353)
Proceeds from sales of other real estate owned                             1,954            1,980             1,520
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                     (3,068)        (145,089)          (50,872)
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in deposits                                                  30,022           97,864            43,287
Net increase (decrease) in short-term borrowings                         (37,938)          46,283           (27,701)
Proceeds from issuance of other borrowings                                10,000                -            20,050
Repayments of other borrowings                                               (12)         (20,012)           (2,867)
Proceeds from issuance of treasury shares to employee
  benefit plans and other stock plans                                      4,059            6,559             2,030
Purchase of treasury stock                                                (9,094)          (2,568)           (7,241)
Cash dividends and payment for fractional shares                          (7,722)          (5,563)           (4,397)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                (10,685)         122,563            23,161
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       9,735            1,656            (8,589)
Cash and cash equivalents at beginning of year                            37,446           35,790            44,379
-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $ 47,181         $ 37,446          $ 35,790
-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                                              $ 44,186         $ 41,713          $ 36,364
  Income taxes                                                             6,778            6,126             7,569
 Noncash investing activity:
  Transfer of loans held for sale to loans held to maturity                    -                -             1,775
-------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

--------------------------------------------------------------------------------------------------------
 Year ended December 31,                                       1998              1997              1996
--------------------------------------------------------------------------------------------------------
 (in thousands)

 Net income                                                 $19,102           $14,749           $12,179
--------------------------------------------------------------------------------------------------------

 Other comprehensive income, net of tax:
    Unrealized net holding gains (losses) arising during
      period [pre-tax amounts of $2,222; $6,260
      and $(6,177)]                                           1,313             3,702            (3,654)
    Less: Reclassification adjustment for net (gains)
      losses included in net income [pre-tax amounts
      of $(624); $337 and $(1,179)]                            (369)              200              (697)
--------------------------------------------------------------------------------------------------------
 Total other comprehensive income                               944             3,902            (4,351)
--------------------------------------------------------------------------------------------------------
 Comprehensive income                                       $20,046           $18,651           $ 7,828
--------------------------------------------------------------------------------------------------------

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

CONSOLIDATION The consolidated financial statements include the accounts of Bancorp and its wholly owned subsidiary, NBT Bank, N.A. ("Bank") collectively referred to herein as the Company. All significant intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation. In the "Parent Company Financial Information," the investment in subsidiary bank is carried under the equity method of accounting.

BUSINESS The Company provides loan and deposit services to its customers, primarily in its nine county service area. Its only business segment is domestic commercial banking and the Company is subject to competition from other financial institutions. The Bank and the Company are subject to the regulations of certain federal agencies and undergo periodic examinations by those regulatory agencies.

SEGMENT REPORTING During 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information". This Statement requires the Company to report financial and other information about operating segments of the Company for which such information is available and is utilized by the chief operating decision makers. Operating segments must also meet certain quantitative thresholds in order to be considered reportable segments under this Statement.
         The Company's operations are solely in the financial services industry and include the provision of traditional banking services. The Company operates solely in the geographical region of Upstate New York. In the opinion of management, the Company does not have any reportable segments as defined by SFAS No. 131.

TRUST Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company. Trust income is recognized on the accrual method based on contractual rates applied to the balances of trust accounts.

CASH The Company considers cash on hand, amounts due from correspondent banks, cash items in process of collection and institutional money market mutual funds, to be cash.

SECURITIES The Company classifies its debt securities at date of purchase as either available for sale or held to maturity. The Company does not hold any securities considered to be trading. Held to maturity securities are those that the Company has the ability and intent to hold until maturity. All other securities not included as held to maturity are classified as available for sale.
         Available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.
         Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividends and interest income are recognized when earned. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.

LOANS AND LOANS HELD FOR SALE Loans are recorded at their current unpaid principal balance, net of unearned income. Loans classified as held for sale, primarily higher education loans, are carried at the lower of aggregate cost or estimated fair value. Interest income on loans is primarily accrued based on the principal amount outstanding.
         The Company's classification of a loan as a nonaccrual loan is based in part on bank regulatory guidelines. Loans are placed on nonaccrual status when timely collection of interest is doubtful. Loans are transferred to a nonaccrual basis generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. When in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part. Accrual of interest is discontinued if the loan is placed on nonaccrual status. When a loan is transferred to a nonaccrual status, any unpaid accrued interest is reversed and charged against income.
         Management, considering current information and events regarding the borrowers' ability to repay the obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of collateral if the loan is collateral dependent.
         Payments received on nonaccrual and impaired loans are first applied to principal. Depending on management's assessment of the ultimate collectiblity of the loan, interest income may be recognized on a cash basis. Nonaccrual loans are returned to accrual status when management determines that the financial condition of the borrower has improved significantly to the extent that there has been a sustained period of repayment performance so that the loan is brought current and the collectibility of both principal and interest appears assured.

ALLOWANCE FOR LOAN LOSSES The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb potential losses in the loan portfolio when taken as a whole. The allowance is determined by reference to the market area the Company serves, local economic conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, and comprehensive reviews of the loan portfolio by the Loan Review staff and management. As a result of the test of adequacy, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgements about information available to them at the time of their examination which may not be currently available to management.

COMPANY PREMISES AND EQUIPMENT Company premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment is determined using the straight line method over the estimated useful lives of the respective assets. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred.

OTHER REAL ESTATE OWNED Other real estate owned ("OREO") consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of carrying amount or fair market value, less any estimated costs of disposal. Loan losses arising from the acquisition of such assets are charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by generally accepted accounting principles.

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

EARNINGS PER SHARE Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All share and per share data has been adjusted retroactively for stock dividends and splits. The following is a reconciliation of basic and diluted earnings per share for the years presented in the income statement:

-------------------------------------------------------------------------------------------------------
Year ended December 31,                                         1998              1997             1996
-------------------------------------------------------------------------------------------------------
(in thousands)

Basic EPS:
   Weighted average common shares outstanding                 12,570            12,548           12,436
  Net income available to common shareholders                $19,102           $14,749          $12,179
-------------------------------------------------------------------------------------------------------
Basic EPS                                                    $  1.52              1.18          $  0.98
-------------------------------------------------------------------------------------------------------

Diluted EPS:
  Weighted average common shares outstanding                  12,570            12,548           12,436
  Dilutive common stock options                                  262               152               78
-------------------------------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                          12,832            12,700           12,514
  Net income available to common stockholders                $19,102           $14,749          $12,179
-------------------------------------------------------------------------------------------------------
Diluted EPS                                                  $  1.49           $  1.16          $  0.97
-------------------------------------------------------------------------------------------------------

FEDERAL RESERVE BOARD REQUIREMENT
The Company is required to maintain a reserve balance with the Federal Reserve Bank of New York. The required average total reserve for the 14 day maintenance period ending December 30, 1998, was $11.1 million of which $3.8 million was required to be on deposit with the Federal Reserve Bank and the remaining $7.3 million was represented by cash on hand.

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

SECURITIES
The amortized  cost,  estimated  fair value and  unrealized  gains and losses of securities available for sale are as follows:
----------------------------------------------------------------------------------------------------
                                  Amortized                    Unrealized                       Fair
(in thousands)                         Cost               Gains           Losses               Value
----------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------
U.S. Treasury                      $ 10,406              $   75             $  -            $ 10,481
Federal Agency                       67,430                 745               85              68,090
State & Municipal                     1,273                  49                -               1,322
Mortgage-backed                     267,759               4,584               50             272,293
Other securities                      3,281                 303               12               3,572
----------------------------------------------------------------------------------------------------
Total                              $350,149              $5,756             $147            $355,758
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
December 31, 1997
----------------------------------------------------------------------------------------------------
U.S. Treasury                      $  2,395              $   11             $  -            $  2,406
Federal Agency                       95,590                 279              199              95,670
State & Municipal                     1,648                  31                2               1,677
Mortgage-backed                     335,669               4,034              206             339,497
Other securities                      1,319                  67                4               1,382
----------------------------------------------------------------------------------------------------
Total                              $436,621              $4,422             $411            $440,632
----------------------------------------------------------------------------------------------------

         Gross realized gains and gross realized losses on the sale of securities available for sale were $0.6 million and $0.02 million, respectively, in 1998. Gross realized gains and gross realized losses on the sale of securities available for sale were $0.4 million and $0.7 million, respectively, in 1997. Gross realized gains and gross realized losses on the sale of securities available for sale were $1.6 million and $0.4 million, respectively, in 1996.
         At December 31, 1998 and 1997, securities with amortized costs totalling $319.5 million and $382.5 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

         The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:


----------------------------------------------------------------------------------------------------
                                  Amortized                    Unrealized                       Fair
(in thousands)                         Cost               Gains           Losses               Value
----------------------------------------------------------------------------------------------------
DECEMBER 31, 1998
----------------------------------------------------------------------------------------------------
State & Municipal                   $22,649                  $-               $-             $22,649
Other securities                      1,517                   -                -               1,517
Federal Home Loan Bank Stock         10,929                   -                -              10,929
----------------------------------------------------------------------------------------------------
Total                               $35,095                  $-               $-             $35,095
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
December 31, 1997
----------------------------------------------------------------------------------------------------
State & Municipal                   $23,692                  $-               $-             $23,692
Other securities                      1,518                   -                -               1,518
Federal Home Loan Bank Stock         10,929                   -                -              10,929
----------------------------------------------------------------------------------------------------
Total                               $36,139                  $-               $-             $36,139
----------------------------------------------------------------------------------------------------

As a member of the Federal Home Loan Bank (FHLB), the Company holds the required investment in FHLB stock.

         At December 31, 1998 and 1997 substantially all of the mortgage-backed securities held by the Company were issued or backed by Federal agencies.

REMAINING MATURITIES OF SECURITIES AT DECEMBER 31, 1998
-------------------------------------------------------------------------------------------------------------------------------
                                         After One Year       After Five Years
                        Within             But Within            But Within             After Ten               Total
                       One Year            Five Years            Ten Years                Years               Portfolio
(dollars in thousands)  Amount   Yield      Amount     Yield       Amount     Yield       Amount    Yield      Amount     Yield
-------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury          $     -       -%     $     -       -%      $     -         -%    $ 10,406     5.23%    $ 10,406    5.23%
Federal Agency               -       -            -        -       13,800      6.70       53,630     7.44       67,430    7.29
State & Municipal          150    4.85          464     6.18          659      6.06            -        -        1,273    5.96
Mortgage-backed            447    6.36       27,709     6.52       26,607      6.74      212,996     6.93      267,759    6.86
Other securities             -       -            -        -            -         -        3,281     6.37        3,281    6.37
-------------------------------------------------------------------------------------------------------------------------------
Amortized cost         $   597    5.98%     $28,173     6.51%     $41,066      6.72%    $280,313     6.96%    $350,149    6.88%
-------------------------------------------------------------------------------------------------------------------------------
Fair value             $   599              $28,584               $41,571               $285,004              $355,758
-------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
State & Municipal      $18,201    6.13%     $ 3,300     7.87%     $ 1,078      8.01%    $     70     8.35%    $ 22,649    6.50%
Other securities             -       -            7        -       12,439      6.88            -        -       12,446    6.87
-------------------------------------------------------------------------------------------------------------------------------
Amortized cost         $18,201    6.13%     $ 3,307     7.85%     $13,517      6.97%    $     70     8.35%    $ 35,095    6.63%
-------------------------------------------------------------------------------------------------------------------------------
Fair value             $18,201              $ 3,307               $13,517               $     70              $ 35,095
-------------------------------------------------------------------------------------------------------------------------------

In the tables setting forth the maturity distribution and weighted average taxable equivalent yield of securities at December 31, 1998, yields on amortized cost have been calculated based on effective yields weighted for the scheduled maturity of each security using the marginal federal tax rate of 35%.

LOANS HELD FOR SALE AND LOAN SERVICING
The Company carries loans held for sale at the lower of aggregate cost or estimated fair value. It is the Company's practice to sell its higher education loans to the Student Loan Marketing Association at the Company's cost after the student leaves school. During 1998, $2.8 million of such loans were sold. At December 31, 1998, the aggregate cost and estimated fair value of loans held for sale were $2.9 million, while at December 31, 1997 aggregate cost and estimated market value were $3.3 million.
         During 1998, $0.9 million in mortgage loans were sold with servicing retained. At December 31, 1998, the Company serviced $26.4 million of real estate mortgages on behalf of other financial intermediaries; such loans are not reflected in the Company's balance sheet.

ALLOWANCE FOR LOAN LOSSES
Changes in the allowance for loan losses for the three years ended  December 31,
1998, are summarized as follows:
---------------------------------------------------------------------------------------
 (in thousands)                                1998              1997              1996
---------------------------------------------------------------------------------------
 Balance at January 1,                      $11,582           $10,473           $ 9,120
 Provision                                    4,599             3,505             3,175
 Recoveries                                     933               892               956
---------------------------------------------------------------------------------------
                                             17,114            14,870            13,251
 Loans charged off                            4,152             3,288             2,778
---------------------------------------------------------------------------------------
 Balance at December 31,                    $12,962           $11,582           $10,473
---------------------------------------------------------------------------------------

NONPERFORMING ASSETS
The Company's concentrations of credit risk are reflected in the balance sheet. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications. A substantial portion of the Company's loans is secured by real estate located in central and northern New York. Accordingly, the ultimate collectiblity of a substantial portion of the Company's portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.
         The effect of nonaccrual loans on interest income for the years ended December 31, 1998, 1997, and 1996 was not material. The Company is not committed to advance additional funds to these borrowers. Nonaccrual loans were $3.6 million and $5.3 million at December 31, 1998 and 1997, respectively.

         At December 31, 1998, the recorded investment in impaired loans was $2.4 million. Included in this amount is $1.1 million of impaired loans for which the specifically allocated allowance for loan loss is $0.2 million. In addition, included in impaired loans is $1.3 million of impaired loans that, as a result of the adequacy of collateral values and cash flow analysis do not have a specific reserve. At December 31, 1997, the recorded investment in impaired loans was $4.3 million, of which $1.9 million had a specific allowance allocation of $0.6 million and $2.4 million for which there was no specific reserve. The average recorded investment in impaired loans was $4.0 million, $3.1 million and $4.0 million in 1998, 1997 and 1996, respectively. During the years ended December 31, 1998, 1997 and 1996 the Company recognized $0.1 million, $0.1 million and $0.5 million, respectively, of interest income on impaired loans, all of which was recognized using the cash basis of income recognition.

RELATED PARTY TRANSACTIONS
In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers, and other related parties. Such loans, in management's opinion, did not present more than the normal risk of collectiblity or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties and changes during the years are summarized as follows:

-------------------------------------------------------------------------------
                                                      1998                 1997
-------------------------------------------------------------------------------
(in thousands)
Balance at January 1,                              $ 3,563              $ 4,238
New loans                                            3,463                3,226
Repayments                                          (2,584)              (3,901)
-------------------------------------------------------------------------------
Balance at December 31,                            $ 4,442              $ 3,563
-------------------------------------------------------------------------------

PREMISES AND EQUIPMENT
A summary of premises and equipment follows:

-------------------------------------------------------------------------------
December 31,                                          1998                 1997
-------------------------------------------------------------------------------
(in thousands)
Company premises                                   $21,836              $20,047
Equipment                                           20,630               17,277
Construction in progress                               306                2,601
-------------------------------------------------------------------------------
                                                    42,772               39,925
Accumulated depreciation                            22,531               21,164
-------------------------------------------------------------------------------
Total premises and equipment                       $20,241              $18,761
-------------------------------------------------------------------------------

Depreciation of premises and equipment totaled $2.0 million in 1998, and $1.5 million in 1997 and 1996.

         Rental expense included in occupancy expense amounted to $0.4 million annually in 1998, and $0.3 million in 1997 and 1996. The future minimum rental commitments as of December 31, 1998, for noncancellable operating leases were as follows: 1999--$0.3 million; 2000--$0.3 million; 2001--$0.3 million; 2002--$0.2 million; and 2003--and beyond--$0.2 million.

INTANGIBLE ASSETS
The Company, in a cash transaction, acquired deposits totalling $42.6 million and selected loans totalling $1.1 million, of three branches from Community Bank Systems Inc. effective December 16, 1995. Also included were related accrued interest payable and receivable and premises and equipment, the amounts of which were not material. All assets and liabilities acquired were recorded at appraised fair values at that date, creating additional core deposit intangible assets and goodwill. Branch acquisition costs for 1997 is an adjustment or reclassification of amounts recorded for the December 1995 transaction. At December 31, 1998 and 1997, the accumulated amortization of intangible assets was $18.2 and $17.1 million, respectively.

The table below presents significant balances, amortization and the respective periods of amortization:
---------------------------------------------------------------------------
December 31,                                      1998                1997
---------------------------------------------------------------------------
(in thousands)
Goodwill (25 yrs.):
Beginning balance                               $5,718              $6,022
Branch acquisition                                   -                  35
Amortization                                      (339)               (339)
---------------------------------------------------------------------------
Ending balance                                   5,379               5,718
---------------------------------------------------------------------------
Core deposit intangible assets (3-12 yrs.):
Beginning balance                                2,924               3,931
Branch acquisition                                   -                   5
Amortization                                      (731)             (1,012)
---------------------------------------------------------------------------
Ending balance                                   2,193               2,924
---------------------------------------------------------------------------
Total intangible assets, net                    $7,572              $8,642
---------------------------------------------------------------------------

DEPOSITS
Time deposits of $100,000 or more aggregated $282.0 million, $269.9 million and $191.3 million at year-end 1998, 1997 and 1996, respectively.

The following table sets forth the maturity distribution of time certificates of deposit:
-------------------------------------------------------------------------------
December 31,                                        1998                   1997
-------------------------------------------------------------------------------
(in thousands)
Within one year                                 $409,142               $433,472
After one but within two years                    56,101                 50,215
After two but within three years                  18,129                 18,225
After three but within four years                  8,879                  9,219
After four but within five years                   6,057                  5,617
After five years                                     137                     84
-------------------------------------------------------------------------------
Total                                           $498,445               $516,832
-------------------------------------------------------------------------------

SHORT-TERM BORROWINGS
Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank
(FHLB) advances, with original maturities of one year or less. The Company has unused lines of credit available for short-term financing of $266 million at December 31, 1998. Securities collateralizing repurchase agreements are held in safekeeping by a non-affiliated financial institutions and are under the Company's control.


Information related to short-term borrowings is summarized as follows:
-------------------------------------------------------------------------------------------------
                                                        1998              1997             1996
-------------------------------------------------------------------------------------------------
(in thousands)
FEDERAL FUNDS PURCHASED
Balance at year-end                                  $28,000           $25,000          $48,000
Average during the year                               35,674            29,501           30,929
Maximum month end balance                             60,000            49,000           56,000
Weighted average rate during the year                   5.58%             5.70%            5.53%
Weighted average rate at December 31                    4.75%             6.13%            7.38%
-------------------------------------------------------------------------------------------------
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year-end                                  $38,388           $59,721          $40,244
Average during the year                               33,659            51,427           23,893
Maximum month end balance                             42,085            95,403           40,244
Weighted average rate during the year                   4.01%             5.04%            4.32%
Weighted average rate at December 31                    3.61%             5.03%            4.43%
-------------------------------------------------------------------------------------------------
OTHER SHORT-TERM BORROWINGS
Balance at year-end                                  $30,201           $49,806          $     -
Average during the year                               44,908            38,331           18,370
Maximum month end balance                             50,165            49,806           50,000
Weighted average rate during the year                   5.96%             6.02%            5.45%
Weighted average rate at December 31                    5.62%             5.82%               -%
-------------------------------------------------------------------------------------------------

OTHER BORROWINGS
Other borrowings consists of obligations having an original maturity at issuance of more than one year. A summary of other borrowings follows:

                             Maturity         Interest                  Year-end outstanding
(dollars in thousands)           Date             Rate                  1998             1997
---------------------------------------------------------------------------------------------
FHLB advance                     2005             5.23                10,000                -
FHLB advance                     2008             5.33                   128              137
FHLB advance                     2008             7.20                    43               46
---------------------------------------------------------------------------------------------
Total                                                                $10,171             $183
---------------------------------------------------------------------------------------------

FHLB advances are collateralized by the FHLB stock owned by the Company, certain of its real estate mortgage loans and mortgage-backed securities.

INCOME TAXES
Deferred income taxes are recognized for temporary differences between the financial statement carrying amount and tax basis of assets and liabilities.

Total income taxes were allocated as follows:
-----------------------------------------------------------------------------------
Year ended December 31,                            1998          1997          1996
-----------------------------------------------------------------------------------
(in thousands)
Income before income taxes                      $ 4,553      $ 8,301       $ 7,108
Stockholders' equity, capital surplus,
 for stock options exercised                       (117)        (329)          (36)
Stockholders' equity, for unrealized gain
 (loss) on securities                               654        2,695        (3,005)
-----------------------------------------------------------------------------------
Total                                           $ 5,090      $10,667       $ 4,067
-----------------------------------------------------------------------------------

The significant components of income taxes attributable to operations are:
-----------------------------------------------------------------------------------
Year ended December 31,                           1998          1997          1996
-----------------------------------------------------------------------------------
(in thousands)
Current:
  Federal                                       $4,435        $7,297        $6,331
  State                                          1,345         1,439         1,437
-----------------------------------------------------------------------------------
                                                 5,780         8,736         7,768
Deferred:
  Federal                                         (998)         (330)         (472)
  State                                           (229)         (105)         (188)
-----------------------------------------------------------------------------------
                                                (1,227)         (435)         (660)
-----------------------------------------------------------------------------------
Total                                           $4,553        $8,301        $7,108
-----------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

--------------------------------------------------------------------------------------
December 31,                                                    1998              1997
--------------------------------------------------------------------------------------
(in thousands)
Deferred tax assets:
  Allowance for loan losses                                   $5,132            $4,586
  Deferred compensation                                          324               306
  Postretirement benefit obligation                              993               751
  Other                                                          492               455
--------------------------------------------------------------------------------------
Total gross deferred tax assets                                6,941             6,098
--------------------------------------------------------------------------------------
Deferred tax liabilities:
  Prepaid pension obligation                                     396               532
  Premises and equipment, primarily due to accelerated
   depreciation                                                  644               588
  Undistributed earnings of Bank subsidiary                        -               136
  Unrealized gain on securities available for sale             2,292             1,638
  Securities discount accretion                                  328               472
  Other                                                           25                49
--------------------------------------------------------------------------------------
Total gross deferred tax liabilities                           3,685             3,415
--------------------------------------------------------------------------------------
  Net deferred tax assets                                     $3,256            $2,683
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

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

-----------------------------------------------------------------------------------
Year ended December 31,                            1998          1997         1996
-----------------------------------------------------------------------------------
(in thousands)
Federal income tax at statutory rate             $8,279        $8,068       $6,751
Benefit of federal tax rates below statutory rate  (100)            -          (10)
Tax exempt income                                  (570)         (613)        (627)
Non-deductible expenses                             243           220          241
State taxes, net of federal tax benefit             725           867          812
Federal income tax benefit
  from corporate realignment                     (4,186)            -            -
Other, net                                          162          (241)         (59)
-----------------------------------------------------------------------------------
Income taxes                                     $4,553        $8,301       $7,108
-----------------------------------------------------------------------------------

NONINTEREST EXPENSE
Included in the data processing and communications expense category are data processing fees of $2.6 million, $1.9 million, and $1.5 million in years 1998, 1997, and 1996, respectively. The future minimum annual commitments for data processing services as of December 31, 1998 were as follows: 1999--$3.2 million; 2000--$2.9 million; 2001--$2.9 million; 2002--$2.4 million; and 2003--and beyond--$1.1 million.

COMMITMENTS AND CONTINGENT LIABILITIES
The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit standards in making commitments and conditional obligations as it does for on balance sheet instruments. At December 31, 1998, off balance sheet commitments to extend credit for primarily variable rate loans amounted to $165.3 million secured by $95.0 million in collateral value. The amount of standby letters of credit at December 31, 1998, amounted to $1.4 million secured by $0.1 million in cash. At December 31, 1997, off balance sheet commitments to extend credit for primarily variable rate loans amounted to $127.4 million secured by $70.1 million in collateral value. The amount of standby letters of credit at December 31, 1997, amounted to $1.8 million secured by $0.1 million in cash.
         At December 31, 1998 and 1997, the Company held no off balance sheet derivative financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, or interest rate floors, and was not subject to the market risk associated with such derivative financial instruments. The Company holds one interest rate cap with an amortized cost of $49 thousand at December 31, 1998 and $194 thousand at December 31, 1997. The cap expires in May of 1999.
         In the normal course of business there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Company.

STOCKHOLDERS' EQUITY
The Company has a Dividend Reinvestment Plan for stockholders under which no new shares of common stock were issued in 1998 and 1997. There were 736,065 shares of common stock reserved for future issuance under the plan at December 31, 1998 (the number of shares available has been adjusted for stock dividends and splits).
         Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years or when the Bank fails to meet certain minimum regulatory capital standards. At December 31, 1998, the Bank has the ability to pay $18.8 million in dividends to the Company without obtaining prior regulatory approval. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.
         The Company currently is authorized to issue 2.5 million shares of preferred stock, no par value, $1.00 stated value. The Board of Directors is authorized to fix the particular designations, preferences, rights, qualifications, and restrictions for each series of preferred stock issued. In November 1994, the Company adopted a Stockholder Rights Plan (Plan) designed to ensure that any potential acquiror of the Company negotiate with the Board of Directors and that all Company stockholders are treated equitably in the event of a takeover attempt. At that time, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar Rights are attached to each share of the Company's common stock issued after November 15, 1994, subject to adjustment. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, begins a tender or exchange offer for 25 percent or more of the Company's outstanding common stock, or an adverse person, as declared by the Board of Directors, acquires 10 percent or more of the Company's outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company's common stock and, therefore, the Rights will be transferred upon the transfer of shares of the Company's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, no par value, and $1.00 stated value per share of the Company at a price of $100.
         The Plan also provides that upon the occurrence of certain specified events, the holders of Rights will be entitled to acquire additional equity interests, in the Company or in the acquiring entity, such interests having a market value of two times the Right's exercise price of $100. The Rights, which expire November 14, 2004, are redeemable in whole, but not in part, at the Company's option prior to the time they are exercisable, for a price of $0.01 per Right.

REGULATORY CAPITAL REQUIREMENTS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.
         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 1998 the Company and the Bank meet all capital adequacy requirements to which it is subject.
         As of December 31, 1998 the most recent notification from The Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.
         The Company and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                                For Capital          Prompt Corrective
                                                            ACTUAL            Adequacy Purposes:    Action Provisions:
-----------------------------------------------------------------------------------------------------------------------
(in thousands)                                          AMOUNT     RATIO       Amount     Ratio       Amount      Ratio
-----------------------------------------------------------------------------------------------------------------------
As of December 31, 1998:
 Total Capital (to Risk Weighted Assets):
  Company Consolidated                                $129,967    15.94%     $ 65,214     8.00%     $ 81,517     10.00%
  Bank                                                $124,646    15.36%     $ 64,912     8.00%     $ 81,140     10.00%

 Tier 1 Capital (to Risk Weighted Assets):
  Company Consolidated                                $119,743    14.69%     $ 32,607     4.00%     $ 48,910      6.00%
  Bank                                                $114,469    14.11%     $ 32,456     4.00%     $ 48,684      6.00%

 Tier 1 Capital (to Average Assets):
  Company Consolidated                                $119,743     9.33%     $ 38,513     3.00%     $ 64,188      5.00%
  Bank                                                $114,469     8.96%     $ 38,341     3.00%     $ 63,901      5.00%
-----------------------------------------------------------------------------------------------------------------------

As of December 31, 1997:
 Total Capital (to Risk Weighted Assets):
  Company Consolidated                                $121,792    16.13%     $ 60,403     8.00%     $ 75,504     10.00%
  Bank                                                $115,279    15.31%     $ 60,241     8.00%     $ 75,301     10.00%

 Tier 1 Capital (to Risk Weighted Assets):
  Company Consolidated                                $112,328    14.88%     $ 30,201     4.00%     $ 45,302      6.00%
  Bank                                                $105,840    14.06%     $ 30,120     4.00%     $ 45,180      6.00%

 Tier 1 Capital (to Average Assets):
  Company Consolidated                                $112,328     8.91%     $ 37,828     3.00%     $ 63,047      5.00%
  Bank                                                $105,840     8.43%     $ 37,646     3.00%     $ 62,743      5.00%
-----------------------------------------------------------------------------------------------------------------------

EMPLOYEE BENEFIT PLANS
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS Nonpension benefits are accrued over the employees' active service period, defined as the date of employment up to the date of the employees' eligibility for such benefits. The Company provides certain health care benefits for retired employees. The health care plans are contributory for participating retirees and also requires them to absorb deductibles and coinsurance with contributions adjusted annually to reflect cost sharing provisions and benefit limitations. Substantially all of the employees may become eligible for these benefits if they reach normal retirement age while working for the Company or its subsidiaries. The benefits are provided by the participants choice of health maintenance organizations with community rated premiums or self-insured plans administered by insurance companies, whose premiums are based on the claims paid during the year. The Company funds the cost of post retirement health care as benefits are paid. The Company elected to recognize the transition obligation in the balance sheets and statements of income on a delayed basis over the plan participant's future service periods, estimated to be twenty years.
         The Company used a health care trend rate in calculating its postretirement benefit obligation of 7.5% to 8.5% for 1999, grading down uniformly to 5.5% for 2005 and thereafter.

     The net postretirement health benefits expense and funded status are as follows:

-------------------------------------------------------------------------------------------------
Year ended December 31,                                   1998             1997              1996
-------------------------------------------------------------------------------------------------
(in thousands)
Components of net periodic benefit cost:
  Service cost                                         $   205          $   182              $124
  Interest cost                                            261              255               183
  Amortization of transition obligation                     85               85                85
  Amortization of gains and losses                          25               28                 -
-------------------------------------------------------------------------------------------------
  Net periodic postretirement benefit cost             $   576          $   550              $392
-------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of the year          $ 4,158          $ 2,708
  Service cost                                             205              182
  Interest cost                                            261              255
  Plan participant's contributions                          95               83
  Actuarial (gain) loss                                   (172)           1,108
  Benefits paid                                           (197)            (178)
---------------------------------------------------------------------------------
  Benefit obligation at end of year                    $ 4,350          $ 4,158
---------------------------------------------------------------------------------
Components of accrued benefit cost:
  Funded status                                        $(4,350)         $(4,158)
  Unrecognized transition obligation                     1,188            1,273
  Unrecognized actuarial net loss                        1,108            1,306
---------------------------------------------------------------------------------
  Accrued benefit cost                                 $(2,054)         $(1,579)
---------------------------------------------------------------------------------
Weighted average discount rate                            6.75%            7.00%
---------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on amounts reported for the health care plans. A one-percentage point change in the health care trend rates would have the following effects:

                                                                   1-PERCENTAGE      1-PERCENTAGE
                                                                          POINT             POINT
                                                                       INCREASE          DECREASE
-------------------------------------------------------------------------------------------------
(in thousands)
Effect on total of service and interest cost components                  $  127          $   (97)
Effect on postretirement benefit obligation                                 951             (766)

RETIREMENT SAVINGS AND EMPLOYEE STOCK OWNERSHIP PLAN Effective January 1, 1997, the Company terminated the existing Retirement Savings Plan and Employee Stock Ownership Plan (ESOP) and merged the assets and liabilities into the 401(k) and Employee Stock Ownership Plan. The Company contributes an amount equal to 100% of employees 401(k) contributions up to 5% of their annual salary for 1998 and 1997, and up to 3% for 1996. In addition, the Company may also make discretionary ESOP contributions based on the Company's profitability.
Participation in the Plan is contingent upon certain age and service requirements. Provisions for contributions to the combined Plan amounted to $1.0 million in 1998 and $0.7 million in 1997. During 1996, a combined $0.9 million was contributed to the Retirement Savings and ESOP plans.

PENSION PLAN The Company has a qualified, noncontributory pension plan covering substantially all employees. Benefits paid from the plan are based on age, years of service, compensation prior to retirement, social security benefits, and are determined in accordance with defined formulas. The Company's policy is to fund the pension plan in accordance with ERISA standards.

         The net pension expense and the funded status of the plan are as follows:

-------------------------------------------------------------------------------------------------
Year ended December 31,                                  1998              1997            1996
-------------------------------------------------------------------------------------------------
(in thousands)
Components of net periodic benefit cost:
   Service cost                                      $    701          $    508        $    454
  Interest cost                                         1,354             1,181           1,119
  Expected return on plan assets                       (1,705)           (1,406)         (1,305)
  Amortization of initial unrecognized asset             (109)             (109)           (109)
  Amortization of prior service cost                      257               257             218
  Amortization of unrecognized net gain                     -               (36)            (20)
-------------------------------------------------------------------------------------------------
  Net periodic pension cost                          $    498          $    395        $    357
-------------------------------------------------------------------------------------------------
Change in benefit obligation:
  Benefit obligation at beginning of year            $(19,490)         $(15,910)       $(12,284)
  Service cost                                           (701)             (508)           (454)
  Interest cost                                        (1,354)           (1,181)         (1,119)
  Prior service cost                                        -                 -          (3,515)
  Actuarial gain                                       (1,119)           (3,098)           (152)
  Benefits paid                                         1,230             1,207           1,614
-------------------------------------------------------------------------------------------------
  Benefit obligation at end of year                  $(21,434)         $(19,490)       $(15,910)
-------------------------------------------------------------------------------------------------
Change in plan assets:
  Fair value of plan assets at beginning of year     $ 19,431          $ 15,589        $ 14,879
  Actual return on plan assets                          3,672             3,266           2,072
  Employer contributions                                   58             1,784             252
  Benefits paid                                        (1,230)           (1,207)         (1,614)
-------------------------------------------------------------------------------------------------
  Fair value of plan assets at end of year           $ 21,931          $ 19,432        $ 15,589
-------------------------------------------------------------------------------------------------
  Plan assets in excess of projected
    benefit obligation                               $    497          $    (58)       $   (321)
  Unrecognized portion of net asset at transition      (1,194)           (1,304)         (1,413)
  Unrecognized net actuarial loss                      (2,247)           (1,399)         (2,673)
  Unrecognized prior service cost                       3,934             4,191           4,448
-------------------------------------------------------------------------------------------------
  Prepaid benefit cost                               $    990          $  1,430        $     41
-------------------------------------------------------------------------------------------------
Weighted average assumptions as of December 31,
  Discount rate                                          6.75%             7.00%           7.50%
  Expected long-term return on plan assets               9.00%             9.00%           9.00%
  Rate of compensation increase                          4.00%             4.00%           4.00%
-------------------------------------------------------------------------------------------------

STOCK OPTION PLANS The Company has two stock option plans (Plans). At December 31, 1998, there were 1,658,334 shares of the Company's common stock reserved for issuance under the Plans. Under the terms of the Plans, options were granted to key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted terminate eight or ten years from the date of the grant.
         At December 31, 1998, there were 1,020,464 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $6.77, $5.14 and $3.14, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield of 2.75%, expected volatility of 21.86%, risk-free interest rates of 5.49% and 5.62%, and expected life 7 years; 1997 - expected dividend yield of 2.60%, expected volatility of 22.56%, risk-free interest rates of 6.52% and 6.58%, and an expected life of 7 years; 1996 expected dividend yield of 3.16%, expected volatility of 15.35%, risk-free interest rates of 5.52% and 6.41%, and an expected life of 7 years.
         The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             1998          1997          1996
---------------------------------------------------------------------------------------------
Net income                         As reported            $19,102       $14,749       $12,179
                                     Pro forma             18,613        14,404        11,977

Basic earnings per share           As reported            $  1.52       $  1.18       $  0.98
                                     Pro forma               1.48          1.15          0.96

Diluted earnings per share         As reported            $  1.49       $  1.16       $  0.97
                                     Pro forma               1.45          1.13          0.96
---------------------------------------------------------------------------------------------

Pro forma net income reflects only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1996 is not considered.
         Because the Company's employee stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.
         The following is a summary of changes in options outstanding:

                                                    Number         Weighted Average of
                                                        of           Exercise Price of
                                                   Options          Options Under Plan
--------------------------------------------------------------------------------------
Balance, December 31, 1995                         522,204                      $ 9.44
--------------------------------------------------------------------------------------
Granted                                            167,470                       10.68
Exercised                                          (25,334)                       8.39
Lapsed                                             (16,049)                      10.47
--------------------------------------------------------------------------------------
Balance, December 31, 1996                         648,291                      $ 9.78
--------------------------------------------------------------------------------------
Granted                                            166,698                       12.25
Exercised                                         (293,165)                       9.65
Lapsed                                             (29,294)                      10.86
--------------------------------------------------------------------------------------
Balance, December 31, 1997                         492,530                      $10.62
--------------------------------------------------------------------------------------
Granted                                            171,080                       19.08
Exercised                                          (22,563)                       8.47
Lapsed                                              (3,177)                      11.94
--------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                         637,870                      $12.96
--------------------------------------------------------------------------------------

The following table summarizes information concerning currently outstanding and exercisable options:

                                            Options Outstanding                        Options Exercisable
--------------------------------------------------------------------------------------------------------------
                                                 Weighted
                                                  Average
                                                Remaining         Weighted                            Weighted
     Range of                                 Contractual          Average                             Average
     Exercise                     Number             Life         Exercise            Number          Exercise
     Prices                  Outstanding       (in years)            Price       Exercisable             Price
--------------------------------------------------------------------------------------------------------------
$6.01  - $11.00                  311,470            5.90            $ 9.97           236,464            $ 9.79
$11.01 - $16.00                  155,320            8.08             12.22            62,128             12.22
$16.01 - $21.00                  171,080            9.08             19.08                 -                 -
--------------------------------------------------------------------------------------------------------------
$6.01  - $21.00                  637,870            7.28            $12.96           298,592            $10.29
--------------------------------------------------------------------------------------------------------------

PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------------
DECEMBER 31,                                                    1998              1997
--------------------------------------------------------------------------------------
(in thousands)
ASSETS
Cash                                                        $  1,875          $  2,750
Due from subsidiary bank                                          24                 2
Securities available for sale                                  3,572             3,788
Loans                                                             18                19
Investment in subsidiary bank                                125,187           116,811
Other assets                                                      51               117
--------------------------------------------------------------------------------------
TOTAL ASSETS                                                $130,727          $123,487
--------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                           $     95          $    144
--------------------------------------------------------------------------------------
Total liabilities                                                 95               144
Stockholders' equity                                         130,632           123,343
--------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $130,727          $123,487
--------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                         1998              1997             1996
-------------------------------------------------------------------------------------------------------
(in thousands)
Dividends from subsidiary bank                               $11,500           $ 6,000          $ 9,700
Interest and dividend income                                     345               322              180
Gain on sale of securities available for sale                     16                 -                3
-------------------------------------------------------------------------------------------------------
                                                              11,861             6,322            9,883
Interest expense                                                   -                 -              234
Operating expense                                                257               299              402
-------------------------------------------------------------------------------------------------------
Income before income taxes and equity in
 undistributed income of subsidiary bank                      11,604             6,023            9,247
Income tax expense (benefit)                                      61                26             (170)
Equity in undistributed income of subsidiary bank              7,559             8,752            2,762
-------------------------------------------------------------------------------------------------------
NET INCOME                                                   $19,102           $14,749          $12,179
-------------------------------------------------------------------------------------------------------

CONDENSED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                               1998           1997         1996
-------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
Net income                                                        $ 19,102       $ 14,749     $ 12,179
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Amortization of premiums and accretion of discounts
   on securities                                                        (4)            (4)         (15)
  Realized gains on sale of securities available for sale              (15)             -           (3)
  (Increase) decrease in other assets                                   66            (83)          62
  Increase (decrease) in other liabilities                             (49)            (3)          15
  Undistributed net income of subsidiary bank                       (7,559)        (8,752)      (2,762)
  Other, net                                                           (88)           (18)           8
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           11,453          5,889        9,484
-------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from sales of securities                                   3,416              -        4,979
 Purchases                                                          (2,965)        (3,384)        (977)
-------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                  451         (3,384)       4,002
-------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Repayment of long-term debt                                              -              -       (2,857)
Treasury shares reissued                                             4,059          6,559        2,030
Purchase of treasury stock                                          (9,094)        (2,568)      (7,241)
Cash dividends and payment for fractional shares                    (7,722)        (5,563)      (4,397)
-------------------------------------------------------------------------------------------------------
Net cash used in financing activities                              (12,757)        (1,572)     (12,465)
-------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  (853)           933        1,021
Cash and cash equivalents at beginning of year                       2,752          1,819          798
-------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  1,899       $  2,752     $  1,819
-------------------------------------------------------------------------------------------------------

FAIR VALUES OF FINANCIAL INSTRUMENTS A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that imposes the obligation to deliver, receive, or exchange cash or other financial instruments between willing entities on potentially favorable or unfavorable terms. There are no off balance sheet derivative financial instruments at December 31, 1998 and 1997. The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

CASH AND CASH EQUIVALENTS For these short-term instruments, carrying value approximates fair value.

SECURITIES Fair values for securities are based on quoted market prices or dealer quotes, where available. Where quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

LOANS For variable rate loans that reprice frequently and have no significant credit risk, fair values are based on carrying values. The fair values for fixed rate loans are estimated through discounted cash flow analyses using interest rates currently being offered for loans with similar terms and credit quality. The fair value of loans held for sale on an aggregate basis, are based on quoted market prices. Nonperforming loans are valued based upon recent loss history for similar loans.

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

ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS
----------------------------------------------------------------------------------------------------
December 31,                                            1998                           1997
----------------------------------------------------------------------------------------------------
                                              Carrying          Fair          Carrying          Fair
(in thousands)                                  Amount         Value            Amount         Value
----------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
Cash                                        $   47,181    $   47,181        $   37,446    $   37,446
Loans held for sale                              2,887         2,887             3,286         3,286
Securities available for sale                  355,758       355,758           440,632       440,632
Securities held to maturity                     35,095        35,095            36,139        36,139
Loans:
 Commercial and agricultural                   388,509       400,716           326,491       326,472
 Real estate mortgage                          160,025       181,659           135,475       141,229
 Consumer                                      272,971       277,458           273,516       273,719
----------------------------------------------------------------------------------------------------
   Total loans                                 821,505       859,833           735,482       741,420
 Less allowance for loan losses                 12,962             -            11,582             -
----------------------------------------------------------------------------------------------------
 Net loans                                     808,543       859,833           723,900       741,420
Accrued interest receivable                      6,431         6,431             7,470         7,470
----------------------------------------------------------------------------------------------------

FINANCIAL LIABILITIES
Deposits:
 Interest bearing:
   Savings, NOW and money market               391,614       391,614           358,366       358,366
   Certificates of deposit                     498,445       500,013           516,832       517,252
 Noninterest bearing                           154,146       154,146           138,985       138,985
----------------------------------------------------------------------------------------------------
   Total deposits                            1,044,205     1,045,773         1,014,183     1,014,603
Short-term borrowings                           96,589        96,589           134,527       134,527
Other borrowings                                10,171        10,848               183           183
Accrued interest payable                    $    2,731    $    2,731        $    3,240    $    3,240
----------------------------------------------------------------------------------------------------

         Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                             DESCRIPTION OF EXHIBITS

Certificate  of  Incorporation of NBT BANCORP INC., as amended through April 18,
 1998.
By-laws of NBT BANCORP INC., as amended and restated through November 15, 1994. NBT BANCORP INC. 401(k) and Employee Stock Ownership Plan made as of January 1,
 1997.
NBT  BANCORP  INC. Defined  Benefit Pension Plan  Amended  and  restated  as  of
 October 1, 1989, including Amendments adopted through August 31, 1998.
NBT BANCORP INC. 1993 Stock Option Plan as amendment through April 28, 1998.
NBT BANCORP INC. 1999 Executive Incentive Compensation Plan.
Change in control agreement with Daryl R. Forsythe.
Supplemental  Retirement  Agreement between NBT Bancorp Inc., NBT Bank, National
 Association and Daryl R. Forsythe made as of January 1, 1995.
Death  Benefits   Agreement  between   NBT  Bancorp  Inc.,  NBT   Bank, National
 Association and Daryl R. Forsythe made August 22, 1995.
Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National  Association and Daryl R. Forsythe made as of August 1, 1995.
NBT  Bancorp  Inc.  and  Subsidiaries  Master  Deferred  Compensation  Plan  of
 Directors, adopted February 11, 1992.
Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National  Association and (Key Management Group) made as of January 2, 1997.
Restricted  Stock  Agreement  between  NBT  Bancorp  Inc.  and  (Director)  made
 January 1, 1997.
Restricted Stock Agreement between NBT Bank, National Association and (Director)
 made January 1, 1997.
Restricted Stock  Agreement  between NBT Bank, National Association and Daryl R.
 Forsythe made January 1, 1997.
Restricted  Stock  Agreement  between  NBT  Bancorp  Inc.  and  (Director)  made
 January 1, 1998.
Restricted Stock Agreement between NBT Bank, National Association and (Director)
 made January 1, 1998.
Restricted  Stock  Agreement  between  NBT  Bancorp  Inc.  and  (Director)  made
 January 1, 1999.
Restricted Stock Agreement between NBT Bank, National Association and (Director)
 made January 1, 1999.
Supplemental  Retirement  Income Plan between NBT Bank, National Association and
 Certain Management and Highly Compensated Employees made as of January 1, 1996. A list of the subsidiaries of the registrant.
Consent of KPMG LLP.
Financial Data Schedule.


COPIES OF EXHIBITS ARE AVAILABLE UPON PAYMENT OF REPRODUCTION COSTS. SUBMIT YOUR WRITTEN REQUEST TO JOE C. MINOR, EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER OF NBT BANCORP INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this ninth day of March, 1999.

                                NBT BANCORP INC.
                                ----------------
                                  (Registrant)


                                       By:
                              /s/ DARYL R. FORSYTHE
                              ---------------------
                          Daryl R. Forsythe, President
                           and Chief Executive Officer


                                /s/ JOE C. MINOR
                                ----------------
                                  Joe C. Minor
                            Executive Vice President
                      Chief Financial Officer and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


/s/ DARYL R. FORSYTHE                                              March 9, 1999
---------------------                                              -------------
Daryl R. Forsythe, Director                                        DATE

/s/ EVERETT A. GILMOUR                                             March 9, 1999
----------------------                                             -------------
Everett A. Gilmour, Director                                       DATE

/s/ PETER B. GREGORY                                               March 9, 1999
--------------------                                               -------------
Peter B. Gregory, Director                                         DATE

/s/ ANDREW S. KOWALCZYK, JR.                                       March 9, 1999
----------------------------                                       -------------
Andrew S. Kowalczyk, Jr., Director                                 DATE

/s/ JOHN C. MITCHELL                                               March 9, 1999
--------------------                                               -------------
John C. Mitchell, Director                                         DATE

/s/ PAUL O. STILLMAN                                               March 9, 1999
--------------------                                               -------------
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

FORM
10-K                                                                                                    Exhibit
Exhibit                                                                                                 Cross
Number                                                                                                  Reference

 3.1     Certificate of Incorporation of NBT BANCORP INC., as amended through                           *
          April 18, 1998.
           FORM 10-Q for the  quarterly  period ended March 31, 1998,  filed May
            15, 1998 -- Exhibit 10.3.
 3.2     By-laws of NBT BANCORP INC., as amended and restated through November                          *
          15, 1994.
           FORM 10-K for the year ended December 31, 1994,  filed March 31, 1995 --
            Exhibit 3.3.
10.1     NBT BANCORP INC. 401(k) and Employee Stock Ownership Plan made as                              *
          of January 1, 1997.
           FORM 10-K for the year ended December 31, 1997, filed March 16, 1998 --
           Exhibit 10.1
10.2     NBT BANCORP INC.  Defined Benefit Pension Plan Amended and restated as of                      Herein
          October 1, 1989, including Amendments adopted through August 31, 1998.
           Document is attached as Exhibit 10.2.
10.3     NBT BANCORP INC. 1993 Stock Option Plan as amended                                             *
          through April 18, 1998.
          FORM 10-Q for the quarterly period ended March 31, 1998, filed
           May 15, 1998 -- Exhibit 10.4.
10.4     NBT BANCORP INC. 1999 Executive Incentive Compensation Plan.                                   Herein
          Document is attached as Exhibit 10.4.
10.5     Change in control agreement with Daryl R. Forsythe.                                            *
          FORM 10-K for the year ended December 31, 1994, filed March 31, 1995 --
           Exhibit 10.21.
10.6     Supplemental  Retirement Agreement between NBT Bancorp Inc., NBT Bank,                         *
          National  Association  and Daryl R.  Forsythe  made as of January 1, 1995.
           FORM 10-Q for the quarterly  period ended  September 30, 1995,  filed
            November 13, 1995 -- Exhibit 10.1.
10.7      Death Benefits Agreement between NBT Bancorp Inc., NBT Bank,  National                        *
          Association and Daryl R. Forsythe made August 22, 1995.
           FORM 10-Q for the quarterly  period ended  September 30, 1995,  filed
            November 13, 1995 -- Exhibit 10.2.
10.8     Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National                            *
          Association and Daryl R. Forsythe made as of August 1, 1995.
           FORM 10-Q for the quarterly  period ended  September 30, 1995,  filed
            November 13, 1995 -- Exhibit 10.4.
10.9     NBT Bancorp Inc. and Subsidiaries Master Deferred Compensation Plan                            *
          of Directors, adopted February 11, 1992.
           FORM 10-Q for the quarterly  period ended  September 30, 1995,  filed
            November 13, 1995 -- Exhibit 10.3.


FORM
10-K                                                                                                    Exhibit
Exhibit                                                                                                 Cross
Number                                                                                                  Reference

10.10    Wage Continuation Plan between NBT Bancorp Inc., NBT Bank,  National                           *
          Association and (Key Management Group) made as of January 2, 1997.
           FORM 10-K for the year ended December 31, 1996, filed March 14, 1997 --
            Exhibit 10.40.
            Substantially identical contracts for the following have been omitted:
            John R. Bradley, Senior Vice President, Commercial Banking Division
            Head; Martin A. Dietrich, Senior Vice President, Retail Division Head;
            Joe C. Minor, Senior Vice President, Chief Financial Officer and Treasurer;
            and John D. Roberts, Senior Vice President, Trust Division Head.
10.11    Restricted Stock Agreement between NBT Bancorp Inc. and (Director) made                        *
          January 1, 1997.
           FORM 10-K for the year ended December 31, 1996, filed March 14, 1997 --
            Exhibit 10.45.
            Substantially identical contracts for the following directors have been omitted:
            Andrew S. Kowalczyk, Jr.; Paul O. Stillman; John C. Mitchell; Everett A. Gilmour
            and Peter B. Gregory.
10.12    Restricted Stock Agreement between NBT Bank, National Association and                          *
          (Director) made January 1, 1997.
           FORM 10-K for the year ended December 31, 1996, filed March 14, 1997 --
            Exhibit 10.50.
            Substantially identical contracts for the following directors have been omitted:
            Dan B. Marshman; Kenneth M. Axtell; J. Peter Chaplin; Andrew S. Kowalxzyk, Jr.;
            Paul O. Stillman; William L. Owens; C. Vernon Stratton; John C. Mitchell; Janet H.
            Ingraham; Everett A. Gilmour; Richard F. Monroe and Peter B. Gregory.
10.13    Restricted Stock Agreement between NBT Bank, National Association and                          *
          Daryl R. Forsythe made January 1, 1997.
           FORM 10-K for the year ended December 31, 1996, filed March 14, 1997 --
            Exhibit 10.55.
10.14    Restricted Stock Agreement between NBT Bancorp Inc. and (Director) made                        *
          January 1, 1998.
           FORM 10-Q for the quarterly period ended March 31, 1998, filed
           May 15, 1998 --  Exhibit 10.1.
           Substantially identical contracts for the following directors have been omitted:
           Andrew S. Kowalczyk, Jr.; Paul O. Stillman; John C. Mitchell; Everett A. Gilmour
           and Peter B. Gregory.
10.15    Restricted Stock Agreement between NBT Bank, National Association and                          *
          (Director) made January 1, 1998.
           FORM 10-Q for the quarterly period ended March 31, 1998, filed
            May 15, 1998 --  Exhibit 10.2
            Substantially identical contracts for the following directors have been omitted:
            Dan B. Marshman; Kenneth M. Axtell; J. Peter Chaplin; Andrew S. Kowalxzyk, Jr.;
            Paul O. Stillman; William L. Owens; John C. Mitchell; Janet H. Ingraham;
            Everett A. Gilmour; Richard F. Monroe and Peter B. Gregory.
10.16    Restricted Stock Agreement between NBT Bancorp Inc. and (Director) made                        Herein
          January 1, 1999.
            Document is attached as exhibit 10.16
            Substantially identical contracts for the following directors have been omitted:
            Andrew S. Kowalczyk, Jr.; Paul O. Stillman; John C. Mitchell; Everett A. Gilmour
            and Peter B. Gregory.

                                              EXHIBIT INDEX (continued)
FORM
10-K                                                                                                    Exhibit
Exhibit                                                                                                 Cross
Number                                                                                                  Reference

10.17    Restricted Stock Agreement between NBT Bank, National Association and                          Herein
          (Director) made January 1, 1999.
           Document is attached as exhibit 10.17
            Substantially identical contracts for the following directors have been omitted:
            Dan B. Marshman; Kenneth M. Axtell; J. Peter Chaplin; Andrew S. Kowalxzyk, Jr.;
            Paul O. Stillman; William L. Owens; John C. Mitchell; Janet H. Ingraham;
            Everett A. Gilmour; Richard F. Monroe and Peter B. Gregory.
10.18    Supplemental Retirement Income Plan between NBT Bank, National                                 *
          Association and Certain Management and Highly Compensated Employees
           made as of January 1, 1996.
            FORM 10-Q for the quarterly period ended June 30, 1997, filed
             August 13, 1997 - Exhibit 10.3.
21       A list of the subsidiaries of the registrant is attached as Exhibit 21.                        Herein
23       Consent of KPMG LLP.                                                                           Herein
          Document is attached as Exhibit 23.
27       Financial Data Schedule.                                                                       Herein
          Document is attached as Exhibit 27.

                                  EXHIBIT 10.2

                 NBT BANCORP INC. Defined Benefit Pension Plan
                  Amended and restated as of October 1, 1989,
              including Amendments adopted through August 31, 1998.

                               NBT BANCORP, INC.

                          DEFINED BENEFIT PENSION PLAN



















Amended and restated as of October 1, 1989, including amendments adopted through August 31, 1998

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----

ARTICLE I - GENERAL PROVISIONS
------------------------------

1.01              Designation                                               1
1.02              Effective Date                                            1
1.03              Purpose                                                   1

ARTICLE II - DEFINITIONS                                                    2
------------------------

ARTICLE III - ELIGIBILITY AND PARTICIPATION REQUIREMENTS
--------------------------------------------------------

3.01              Eligibility                                              18
3.02              Becoming a Participant                                   18
3.03              Eligibility after Reemployment                           19
3.04              Eligibility Based on Service in Ineligible
                    Classification                                         20

ARTICLE IV - SERVICE CREDITING
------------------------------

4.01              Benefit Service                                          21
4.02              Vesting Service                                          21
4.03              Treatment of Prior Service after a Break in Service      22
4.04              Retention of Service                                     23
4.05              Limitation of Service Credited                           23

ARTICLE V - VESTING AND FORFEITURES
-----------------------------------

5.01              Vesting Schedule                                         24
5.02              Exceptions to Vesting Schedule                           24
5.03              Forfeitures                                              25
5.04              Amendments Affecting Vesting Schedule                    26

ARTICLE VI - BENEFITS ELIGIBILITY
---------------------------------

6.01              Normal Retirement Benefit                                27
6.02              Early Retirement Benefit                                 27
6.03              Late Retirement Benefit                                  28
6.04              Disability Retirement Benefit                            28
6.05              Preretirement Death Benefit.                             28
6.06              Benefits Following Termination of Employment             30

                           --------------------------

                                                                           Page
                                                                           ----

ARTICLE VII - COMPUTATION OF BENEFITS
-------------------------------------

7.01              Normal Retirement Benefit                                31
7.02              Early Retirement Benefit                                 32
7.03              Late Retirement Benefit                                  32
7.04              Disability Retirement Benefit                            33
7.05              Preretirement Death Benefit                              33
7.06              Deferred Vested Retirement Benefit                       34
7.07              Reemployment After Benefit Commencement                  34
7.08              July 1, 1995 Cost-of-Living Increase                     35

ARTICLE VIII - BENEFICIARIES
----------------------------

8.01              Designation of a Beneficiary                             36
8.02              Spouses's Rights                                         36
8.03              Absence of a Designated Beneficiary                      37
8.04              Beneficiaries' Rights                                    38

ARTICLE IX - DISTRIBUTION REQUIREMENTS
--------------------------------------

9.01              Form of Distribution                                     39
9.02              Compliance with Code Section 401(a)(9)                   42
9.03              Required Distribution to Participant                     42
9.04              Limits on Distribution Periods                           44
9.05              Required Distribution to Beneficiary                     45
9.06              Location of Participant or Beneficiary Unknown           45
9.07              Facility of Payment                                      45
9.08              Eligible Rollover Distributions                          46

ARTICLE X - FINANCING
---------------------

10.01             Fund                                                     48
10.02             Contributions to the Plan                                48
10.03             Funding Policy                                           48
10.04             Return of Employer Contributions                         48

                           --------------------------

                                                                           Page
                                                                           ----

ARTICLE XI - ADMINISTRATION
---------------------------

11.01             Plan Administrator                                       50
11.02             Fiduciary and Administrative Duties                      51
11.03             General Powers and Discretion of Plan Administrator      51
11.04             Administration of the Fund                               52
11.05             Delegation of Powers                                     52
11.06             Appointment of Professional Assistants and Investment
                    Managers                                               53
11.07             Records                                                  53
11.08             Notice of Rollover Treatment                             53
11.09             Responsibility of Fiduciaries                            53
11.10             Indemnity by Employer                                    54
11.11             Payment of Fees and Expenses                             54
11.12             ERISA Reporting and Disclosure                           54
11.13             Service of Legal Process                                 54
11.14             Claim for Benefits                                       54
11.15             Denial of Claim                                          54
11.16             Request for Review of Denial                             55
11.17             Review Decision                                          55

ARTICLE XII - LIMITATIONS ON BENEFITS
-------------------------------------

12.01             General Rules                                            57
12.02             Code Section 415 Limitations                             57
12.03             Deemed Satisfaction of Maximum Retirement Benefit
                    Limitation                                             60
12.04             Maximum Retirement Benefit for Multiple Plans            61
12.05             Exceptions to the Maximum Retirement Benefit Limitation  63
12.06             Increases in Maximum Retirement Benefit                  64

ARTICLE XIII - QUALIFIED DOMESTIC RELATIONS ORDERS
--------------------------------------------------

13.01             General                                                  65
13.02             Required Provisions                                      65
13.03             Prohibited Provisions                                    65
13.04             Exception for Certain Payments Made after Earliest
                    Retirement Age                                         66
13.05             Plan Procedures with Respect to Domestic Relations
                    Orders                                                 66

                           --------------------------

                                                                           Page
                                                                           ----

ARTICLE XIV - AMENDMENT, MERGER AND TERMINATION
-----------------------------------------------

14.01             Amendment                                                68
14.02             Termination of Plan and Trust                            68
14.03             Benefits upon Termination and Partial Termination        68
14.04             Restriction of Benefits to Certain Highly Compensated
                    Employees                                              69
14.05             Merger, Consolidation or Transfer of Assets              70

ARTICLE XV - TOP-HEAVY REQUIREMENTS
-----------------------------------

15.01             General Rules                                            71
15.02             Determination of Top-Heaviness                           72
15.03             Vesting in Employer Contributions under a Top-Heavy Plan 74
15.04             Minimum Required Benefit                                 75
15.05             Maximum Annual Benefit under a Super Top-Heavy Plan      77

ARTICLE XVI - MISCELLANEOUS PROVISIONS
--------------------------------------

16.01             No Alienation or Assignment                              78
16.02             Adoption of Plan by Another Employer                     78
16.03             Status of Employment Relations                           78
16.04             Benefits Payable by Trust                                78
16.05             Failure of Qualification                                 78
16.06             Increases in Social Security Benefits                    79
16.07             Headings Not Part of This Plan                           79
16.08             Gender and Number                                        79
16.09             Applicable Law                                           79

                                   ARTICLE I

                               GENERAL PROVISIONS
                               ------------------


         1.01 Designation. This Plan, previously designated The National Bank and Trust Company of Norwich Employees' Defined Benefit Pension Plan and Trust, is designated the NBT BANCORP, INC. DEFINED BENEFIT PENSION PLAN. The Plan and Trust are intended to meet the requirements of Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended, and the Employee Retirement Income Security Act of 1974, as amended. The Plan is intended to qualify as a defined benefit plan.

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

                                  DEFINITIONS
                                  -----------


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

          c. Notwithstanding the foregoing of this Section 2.03, and subject to subsection 2.03(d) below, for Annuity Starting Dates that occur after August 31, 1997, the present value of a lump sum distribution shall be determined by apply-ing the Applicable Interest Rate and the "Applicable Mortality Table."

For purposes of this subsection 2.03(c), the "Applicable Mortality Table" is the mortality table based on the prevailing commissioners' standard table (described in Code Section 807(d)(5)(A)) used to determine reserves for group annuity contracts issued on the date as of which present value is being determined (without regard to any other subparagraph of Code Section 807(d)
(5)), that is prescribed by the Internal Revenue Service in revenue rulings, notices or other guidance, published in the Internal Revenue Bulletin.

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

         2.04 Adjustment Factor shall mean the cost of living adjustment factor prescribed by the Secretary of the Treasury under Section 415(d) of the Code.

         2.05 Affiliated Employer shall mean (a) a member of a "controlled group of corporations" or group of trades or businesses under common control (as defined in Code Section 414(b) and (c)) of which the Employer is a member, (b) a member of an affiliated service group (as defined in Code Section 414(m)) which includes the Employer, or (c) any other entity that must be aggregated with the Employer pursuant to Code Section 414(o). The term "controlled group of corporations" has the meaning given in Code Section 1563(a), but determined without regard to Code Sections 1563(a)(4) and (e)(3)(C). Further, for purposes of applying the Code Section 415 limitations on benefits, Code Section 1563(a)(1) shall be applied by substituting the phrase "more than 50 percent" for the phrase "at least 80 percent," each place that phrase appears. If an Affiliated Employer is also an Employer maintaining the Plan, the provisions of the Plan shall apply to that entity as an Employer, rather than only as an Affiliated Employer.

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

In applying the $200,000 and $150,000 limitations in Plan Years that begin prior to January 1, 1997, the Compensation of a Participant who is (i) a Five Percent Owner, or (ii) a Highly Compensated Employee and one of the ten most Highly Compensated Employees, ranked on the basis of compensation (within the meaning of Code Section 414(q)(7)) paid by the Employer during the Plan Year, shall be treated as including the Compensation of his Spouse and any lineal descendants who have not attained age 19 before the close of the Plan Year (but only if his Spouse or lineal descendant also is an Employee). If, as a result of the application of such rules, the $200,000 limitation or the $150,000 limitation is exceeded, then (except for purposes of determining the portion of Compensation included in "Covered Compensation" defined in Article VII), the limitation shall be prorated among the affected individuals, in proportion to each such individual's Compensation as determined under this Section prior to the application of the limitation.

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

         2.23     Effective Date shall mean October 1, 1989.

         2.24 Employee shall mean any person who receives compensation for personal services, other than a retainer or fee under a contract, from the Employer of the Employee and who is treated by the Employer as a common law employee for employment tax withholding purposes. Any Leased Employees shall be considered Employees solely for the purposes specified in Code Section 414(n). Leased Employees shall not be eligible to participate in the Plan.

          2.25 Employer shall mean NBT Bancorp, Inc., NBT Bank, N.A. (formerly known as The National Bank and Trust Company and The National Bank and Trust Company of Norwich), and any Affiliated Employer that adopts this Plan. Notwith-standing the preceding sentence, the term Employer means NBT Bank, N.A. for pur-poses of Plan administration, and NBT Bancorp, Inc. for purposes of Sections
14.01 and 14.02.

         2.26 ERISA shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time, and any implementing regulations and rulings issued by the Department of Labor or the Internal Revenue Service. References to any Section of ERISA shall include any successor provision.

         2.27 Final Average Compensation shall mean the average of the Participant's annual Compensation for the five Years of Benefit Service during the Participant's last ten Years of Benefit Service that produces the highest average. If a Participant has less than five Years of Benefit Service, the Participant's Final Average Compensation shall be the average of his annual Compensation for his total Years of Benefit Service. For Plan Years that begin prior to October 1, 1993, Final Average Compensation shall be based upon the Compensation received by the Participant for each applicable calendar year. For Plan Years that begin after September 30, 1993, Final Average Compensation shall be based upon the Compensation received by the Participant for each applicable Plan Year. In all cases, Final Average Compensation shall be based upon consecutive Years of Benefit Service.

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

         a. Highly Compensated Active Employee: For Plan Years that begin before January 1, 1997, highly compensated active employee includes any employee who performs service for the Employer during the determination year and who:

                   i. Received compensation in excess of $75,000, as adjusted by the Adjustment Factor, during the look-back year;

                  ii. Received compensation in excess of $50,000, as adjusted by the Adjustment Factor, during the look-back year, and was a member of the top-paid group for such year (generally, the top 20 percent of employees ranked on the basis of compensation);

                 iii. Was an officer (as defined in Code Section 416(i)) of the Employer and received compensation during the look-back year that is greater than 50 percent of the Defined Bene-fit Dollar Limitation in effect during the year (if no officer has satisfied this compensation requirement, the highest-paid officer shall be treated as a Highly Compensated Employee);

                  iv. Is described in the above subsections if the term "determination year" is substituted for the term "look-back year", and the employee is one of the 100 employees who received the most compensation from the Employer dur-ing the determination year; or

                   v. Was a Five Percent Owner at any time during the look-back year or determination year.

For Plan Years that begin on or after January 1, 1997, a highly compensated active employee includes any Employee who performs services for the Employer during the determination year and who (I) for the preceding determination year, received compensation from the Employer in excess of $80,000 (as adjusted bu the Secretary of the Treasury), or (II) was a Five Percent Owner at any time during the determination year or the preceding determination years.

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

         c. Family Member Aggregation Rule: For Plan Years that begin before January 1, 1997, if an employee is, during a determination year or look-back year, a Family Member of either (i) a Five Percent Owner who is an active or former employee or (ii) a Highly Compensated Employee who is one of the ten most Highly Compensated Employees ranked on the basis of compensation paid by the Employer during such year, then the Family Member and the Five Percent Owner or top-ten Highly Compensated Employee shall be aggregated. In such case, the Family Member and Five Percent Owner or top-ten Highly Compensated Employee shall be treated as a single employee receiving compensation and Plan contributions or benefits equal to the sum of such compensation and contributions or benefits of the Family Member and Five Percent Owner or top-ten

Highly Compensated Employee. For purposes of this Section, the term "Family Member" includes the spouse, lineal ascendants and descendants of the employee or former employee and the spouses of such lineal ascendants and descendants.

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

         a. General Rules for Crediting Hours: For all purposes under the Plan, an Employee shall be credited with an Hour of Service for all of the following:

                   i. Each hour for which the Employee is paid, or entitled to payment, for the performance of duties for the Employer. These hours will be credited to the Employee for the com-putation period in which the duties are performed.

                  ii. Each hour for which the Employee is paid, or entitled to payment, by the Employer, on account of a period dur-ing which no duties are performed (whether or not the employment relationship has terminated), due to vacation, holiday, illness, incapacity (including disability), layoff, jury duty, military duty or leave of absence. Except as provided in Section 7.04 (relating to disabil-ity), no more than 501 Hours of Service shall be credited under this subsection for any single, continuous period, whether or not such period occurs in a single computation period.

                 iii. Each hour for which back pay (irrespective of mitigation of damages) is either awarded or agreed to by the Employer. The same Hours of Service will not be credited both under subsection (i) or (ii), whichever is applic-able, and this subsection (iii). Under this subsection, Hours of Service will be credited to the Employee for the computation period to which the award or agreement per-tains, rather than the computation period in which the award, agreement or payment is made.

Hours under this subsection shall be calculated and credited pursuant to Department of Labor Regulation 2530.200b-2(b) and (c), which is incorporated herein by reference.

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

                   i. The Hours of Service credited under this subsection shall be credited in the computation period in which the absence begins, if necessary to prevent a Break in Ser-vice in that period. In all other cases, the Hours of Service shall be credited to the next computation period.

                  ii. For purposes of this subsection, an absence from work for maternity or paternity reasons means an absence by reason of (A the Employee's pregnancy, (B) the birth of the Employee's child or the placement of a child with the Employee in connection with the Employee's adoption of the child, or (C) the Employee caring for the child for a period immediately following such birth or placement.

                 iii. In order to be credited with Hours of Service under this subsection, the Employee must provide the Plan Adminis-trator with proof that the period of absence is for a reason specified in subsection (ii) above.

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

         f. Hours of Service shall be granted for eligibility and vesting purposes during a period of military service which does not exceed two years in duration. Hours of Service shall be credited on the basis of the Employee's normal workweek when such leave commenced. For purposes of this subsection (f), military service is service with the Armed Forces of the United States during periods of war, national emergency or conscription, subject to the condition that the Employee returns to active employment with the Employer within the period his reemployment rights are protected by applicable law. Notwithstanding the foregoing, Hours of Service shall include qualified military service to the extent required by Code Section 414(u), if such Code Section would grant more service to the Employee.

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

For purposes of this definition, "annual compensation" means Limitation Year Compensation, plus any amounts contributed by the Employer pursuant to a salary reduction agreement, which are excludable from the Employee's gross income under
Section 125, Section 402(a)(8), Section 402(h) or Section 403(b) of the Code.

         2.34 Leased Employee shall mean any person (other than one who is an employee without regard to a leasing arrangement) who performs services pursuant to an agreement between the Employer and a leasing organization if:

         a. The services have been performed for the Employer or for the Employer and related persons (determined in accordance with Code Section 414(n)(6)) on a substantially full-time basis for a period of at least one year; and

         b. For Plan Years that begin before January 1, 1997, the services are of a type historically performed by employees in the business field of the Employer and, for Plan Years that begin on or after January 1, 1997, the services are performed under the primary direction or control of the Employer.

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

For Limitation Years beginning after December 31, 1991, for purposes of applying this Section, Limitation Year Compensation for a Limitation Year is the Limitation Year Compensation actually paid or made available during such Limitation Year.

For Limitation Years beginning after December 31, 1997, for purposes of applying this Section, Limitation Year Compensation paid or made available during such Limitation Year shall include any elective deferral (as defined in Code Section 402(g)(3)), and any amount which is contributed or deferred by the Employer at the election of the Employee and which is not includible in the gross income of the Employee by reason of Code Sections 125 or 457.

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

         2.44 One Percent Owner shall mean, as further defined in Code Section 416(i), any person who owns, or is considered as owning under the constructive ownership rules of Code Section 318, more than one percent of the outstanding stock of the Employer or stock possessing more than one percent of the total combined voting power of all stock of the Employer. However, the constructive ownership rules in Code Section 318(a)(2)(C) shall be applied by substituting "one percent" for "50 percent." If the Employer is not a corporation, any person who owns more than one percent of the capital or profits interest in such organization is a One Percent Owner.

         2.45 Participant shall mean an Employee who becomes a Participant in the Plan as provided in Article III.

         2.4  PBGC shall mean the Pension Benefit Guaranty Corporation.

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

         2.54 Regulation(s) shall mean the Income Tax Regulations promulgated by the Secretary of the Treasury or his delegate, as amended from time to time, including proposed and temporary Regulations. References to any Section of the Regulations shall include any successor provision.

         2.55 Required Aggregation Group shall mean a group of plans maintained by the Employer and any Affiliated Employer, which must be aggregated in determining whether the Plan is Top-Heavy, as further defined in Article XV of the Plan.

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

         2.58 Social Security Retirement Age shall mean the earliest age at which an individual can collect full, unreduced Social Security benefits. The Social Security Retirement Age is:

         a. Age 65 for a Participant who attains age 62 before January 1, 2000 (i.e., born before January 1, 1938);

         b. Age 66 for a Participant who attains age 62 after December 31, 1999, but before January 1, 2017 (i.e., born after December 31, 1937, but before January 1, 1955); and

         c. Age 67 for a Participant who attains age 62 after December 31, 2016 (i.e., born after December 31, 1954).

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

         2.66 Trust shall mean the legal entity resulting from the Trust Agree-ment between the Employer and the Trustee.

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

                  ii. If not a Participant on September 30, 1976, each period of twelve consecutive months beginning on the date he first performs an Hour of Service and each anniversary thereof, during which he completed at least 1,000 Hours of Service, bu excluding any such period during which such Employee could have been a participant had he consented to make the contributions required of him in order to become a Partic-ipant.

                                   ARTICLE III

                   ELIGIBILITY AND PARTICIPATION REQUIREMENTS
                   ------------------------------------------


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

                  ii. A former Non-Vested Participant with a Break in Service longe than provided in subsection (i), and a former Employee wh had not yet become a Participant when he terminated employment, shall begin to participate in the Plan as of the first day of the calendar month that coincides with or next follows the date he again satis-fies the eligibility requirements in Section 3.01.

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

                                   ARTICLE IV

                                SERVICE CREDITING
                                -----------------

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

         b. Effective January 1, 1995, Years of Benefit Service shall be measured by the Hours of Service performed by a Participant during a Plan Year. A Participant shall receive credit for a Year of Benefit Service for service rendered after December 31, 1994 only if the Participant performs 1,000 Hours of Service in a Plan Year. For the Plan Year during which an Employee first becomes a Participant, the Employee shall be credited with a Year of Benefit Service for that Plan Year only if the Employee performs 1,000 Hours of Service from the date participation begins through the end of the Plan Year. No partial Years of Benefit Service shall be granted.

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

         b. For purposes of this Section, service shall not include the following:

                   i. Service before age 22, if the Employee fails to be credi-ted with an Hour of Service after September 30, 1985;

                  ii. Service with the Employer during any period for which the Employer did not maintain this Plan or a predecessor Plan; or

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

                                    ARTICLE V

                             VESTING AND FORFEITURES
                             -----------------------

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

         a. An Employee who is credited with at least one Hour of Service after the Effective Date, but who is not credited with at least one Hour of Service after December 31, 1994, shall become vested in accordance with the following schedule:

         Years of Vesting Service                             Vested Percentages
--------------------------------------------------------------------------------
         Less than 3 years                                              0%
         3 years but less than 4 years                                 20%
         4 years but less than 5 years                                 40%
         5 years but less than 6 years                                 60%
         6 years but less than 7 years                                 80%
         7 years or more                                              100%

         b. An Employee who is credited with Hours of Service only after December 31, 1994 shall become vested in accordance with the following schedule:

         Years of Vesting Service                             Vested Percentage
         ------------------------                             -----------------
         Less than 5 years                                             0%
         5 years or more                                             100%

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

         c. Restoration of Forfeited Amounts:

                   i. A Participant who forfeited benefits when he received a distribution from the Plan shall have the right to restore his Accrued Benefit to the extent forfeited, pro-vided that he resumes employment and repays to the Plan the full amount of the distribution plus interest (using the interest rates determined under Section 411(c)(2)(C) of the Code). Any repayment pursuant to this subsection must be made before the earlier of (A) five years after the first date on which the Participant is subsequently reemployed by the Employer; or (B) the close of the first period of five consecutive One-Year Breaks in Service after the distribution was made.

                  ii. If a Participant who was deemed to receive a distribution pursuant to subsection (a) above resumes employment with the Employer before incurring five consecutive One-Year Breaks in Service, the amount of the Accrued Benefit as of the date of the deemed distribution shall be restored when he again participates in the Plan (see Section 3.03)

         5.04  Amendments Affecting Vesting Schedule.

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

                                   ARTICLE VI

                              BENEFITS ELIGIBILITY
                              --------------------


         6.01  Normal Retirement Benefit.

         a. A Participant shall be eligible to receive benefits upon Retirement on his Normal Retirement Date, provided he completes an application in accordance with subsection (b).

         b. To commence receipt of benefit payments, a Participant must submit a signed written application to the Plan Administrator in which he elects an Annuity Starting Date and form of distribution (in compliance with Article IX). Upon proper application, the Plan Administrator shall begin to distribute benefits as soon as administratively feasible.

         c. If a Participant continues in employment after his Normal Retirement Date for at least 40 Hours of Service monthly, the Participant shall not receive any benefit payments during the period of such employment. However, benefits shall continue to accrue, and the Participant shall be eligible to receive a late retirement benefit as provided in this Article and Article VII.

         d. In the case of a Participant described in subsection (c), the Plan Administrator shall establish procedures to give the Participant the notice required by Department of Labor Regulation 29 C.F.R. ss. 2530.203-3(b)(4) no later than the end of the first calendar month or payroll period in which the Plan does not pay benefits due to the continued employment. Benefit payments to the Participant shall commence no later than the first day of the third calendar month after the calendar month in which he ceases to be employed at the level described in subsection (c).

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

         c.  Waiver  of  Preretirement   Survivor  Annuity:  A  Participant  may
effectively waive the Preretirement Survivor Annuity, and elect to have the other preretirement death benefit paid to another Beneficiary as follows:

                   i. The election ust be made in writing and delivered to the Plan Administrator during the period that begins on the first day of the Plan Year in which the Participant attains age 35, and ends on the date of the Participant's death. However, if a Participant terminates employment before the first day of the Plan Year in which he would attain age 35, the election period shall begin on the termination date.

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

                 iii.  The  election  must be made after the Plan  Administrator provides  the  Participant  with  a notice  regarding the
                       Preretirement Survivor Annuity that is comparable to the notice regarding the Joint and Survivor Annuity described in Section 9.01. The Plan Administrator must provide this notice during whichever of the following periods ends last:

                       A. The  period  beginning  with the first day of the Plan
                          Year in which the Participant attains age 32 and end-ing with the close of the Plan Year preceding the Plan Year in which the Participant attains age 35;

                       B. A  reasonable period ending after the Employee becomes
                          a Participant; or

                       C. A  reasonable period ending  after  the  Preretirement
                          Survivor Annuity requirements first apply to a Participant.

                       Notwithstanding the foregoing, notice must be provided within a reasonable period after termination of employ-ment in the case of a Participant who terminates employ-ment with the Employer before attaining age 35.

                       For purposes of this subsection, a reasonable period after a specified event is the end of the two year period beginning one year prior to the date the event occurs and ending one year after that date. In the case of a Participant who terminated employment before the Plan Year in which he attains age 35, the notice shall be provided within the two-year period beginning one year prior to termination and ending one year after term-ination. If such a Participant thereafter returns to employment with the Employer, his notice period shall be redetermined.

                  iv. Notwithstanding the election period described in subsection (i), a Participant who will not yet attain age 35 as of the end of any current Plan Year may make a special election, in the form and method required by subsection (i), for the period that begins on the date of such election and ends on the first day of the Plan Year in which the Participant will attain age 35. Such an election shall not be valid unless the Spouse consents and the Participant receives a written explanation of the Preretirement Survivor Annuity, as described in sub-sections (ii) and (iii). Preretirement Survivor Annuity coverage automatically will be reinstated as of the first day of the Plan Year in which the Participant will attain age 35. Any new waiver thereafter will be subject to all of the requirements of this Article.

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

         a. Benefits Not in Excess of $3,500: If the value of Participant's vested Accrued Benefit does not exceed $3,500, the entire vested amount shall be paid to the Participant in a single lump sum. Payment shall be made as soon as administratively feasible following the termination of employment. No consent is required for this distribution.

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

         c. Notwithstanding the foregoing of this Section 6.06, for Annuity Starting Dates that occur on or after January 1, 1998, this Section 6.06 shall be applied by deleting $3,500 and inserting $5,000 in each place that $3,500 appears.

                                   ARTICLE VII

                             COMPUTATION OF BENEFITS
                             -----------------------


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

                  ii. For Years of Benefit Service earned after September 30, 1989 and before January 1, 1995, the sum of (A)
                       1.60 percent of the Participant's Final Average Compen-sation for each such Year of Benefit Service, plus (B) .60 percent of the Participant's Final Average Compen-sation that is in excess of Covered Compensation for each such Year of Benefit Service.

                 iii. For Years of Benefit Service earned after December 31, 1994, the sum f (A) 1.25 percent of the Participant's Final Average Compensation for each such Year of Benefit Service, plus (B) .60 percent of the Participant's Final Average Compensation that is in excess of Covered Compensation for each such Year of Benefit Service.

                 iv. The annual normal retirement benefit payable to the Participant from the Retirement Plan of Irving Bank Corporation and Affiliated Companies, or any successor plan, as a result of the Participant's employment with National Bank of Hancock, Hayes National Bank, Fulton Count National Bank and Trust, and/or Bank of Lake Placid through September 29, 1989.

In applying the foregoing formula, the Plan shall at all times satisfy the overall permitted disparity limit of Regulation 1.401(l)-5.

         b. For purposes of this Section, "Covered Compensation" means the amounts prescribed in tables published by the Commissioner of the Internal Revenue Service pursuant to Regulation 1.401(l)-1(c)(7)(ii).

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

         d. Notwithstanding Section 7.01(a), the annual normal retirement benefit of a Participant who is actively employed and performs at least one Hour of Service after September 30, 1989 shall not be less than the excess of the amount described in (i) below, over the amount described in (ii) below.

                   i. The sum of (A) 1.60 percent of the Participant's Final Average Compensation determined as of December 31, 1994 for each Year of Benefit Service earned through December 31, 1994 (up to a maximum of 40 years), plus (B) .65 per-cent of the Participant's Final Average Compensation determined as of December 31, 1994 that is in excess of 1994 Covered Compensation for each Year of Benefit Service earned through December 31, 1994 (up to a maximum of 35 years).

                  ii.  The  annual  normal  retirement  benefit  payable  to the
                       Participant fro the Retirement Plan of Irving Bank Corporation and Affiliated Companies, or any successor plan, as a result of the Participant's employment with National Bank of Hancock, Hayes National Bank, Fulton County National Bank and Trust, and/or Bank of Lake Placid through September 29, 1989.

         7.02 Early Retirement Benefit. The early retirement benefit of a Participant who becomes eligible for benefits under Article VI shall be calculated as provided in Section 7.01, based on the Participant's service up to his Early Retirement Date, and then reduced by one-quarter of one percent (.25%) per month for each month by which the Participant's Early Retirement Date precedes the Participant's Normal Retirement Date.

         7.03  Late Retirement Benefit.

         a. The late retirement benefit of a Participant who becomes eligible for benefits under Article VI shall be determined as provided in Section 7.01, based on the Participant's Compensation and service up to his Actual Retirement Date.

         b. The benefit provided under subsection (a) for a Participant who earns Years of Benefit Service after the Participant's Normal Retirement Date shall be redetermined annually in accordance with Section 7.07.

         c. Notwithstanding the preceding provisions, the accrual of a Participant's benefit for a Plan Year shall be reduced (but not below zero) by the Actuarial Equivalent of any distributions made from the Plan to the Participant by the close of the Plan Year pursuant to Article IX of the Plan. The reduction shall be determined in accordance with Section 7.07.

         7.04 Disability Retirement Benefit. The disability retirement benefit of a Participant who becomes eligible for benefits under Article VI shall be determined as provided in Section 7.01, based on (a) the Participant's Final Average Compensation and Covered Compensation as of the Disability Retirement Date, and (b) the benefit formula in effect under the Plan on the date the Participant ceased active employment. For purposes of determining an eligible Participant's benefit under this Section 7.04, the Participant will be given credit for a Year of Benefit Service for each year between the Participant's Disability Retirement Date and Normal Retirement Date that the Participant remains Totally and Permanently Disabled.

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

         e. Notwithstanding the preceding provisions, if the present value of the preretirement death benefit described in subsections (b) and (c) does not exceed $3,500 ($5,000, for distributions that commence on or after January 1, 1998), the full vested amount shall be paid to the designated Beneficiary in a single lump sum. The payment shall be made as soon as administratively feasible following the date on which the Plan Administrator is provided with proof of the Participant's death.

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

                                  ARTICLE VIII

                                  BENEFICIARIES
                                  -------------


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

         a. Spouse's Consent to the Beneficiary: The Participant designates a different Beneficiary and the Spouse waives the right to be the Beneficiary in a consent which meets the requirements of subsection (e). In this regard:

                  i. The Participant must designate a specific Beneficiary that cannot be changed without a new spousal consent, unless the Spouse executes a general consent, as provided in sub-section (e)(ii) below.

                 ii. Notwithstanding subsection (i) above, the Participant may at any time revoke the designation of a non-spouse Bene-ficiary and restore the Spouse as the Beneficiary, without spousal consent.

         b. Separation: The Participant designates a different Beneficiary and is legally separated from his Spouse or has been abandoned, within the meaning of local law, and provides the Plan Administrator with a court order regarding the applicable circumstance. (However, such a Spouse must be considered the Spouse to the extent provided in a Qualified Domestic Relations Order.)

         c. Missing Spouse: The Participant designates a different Beneficiary and establishes to the satisfaction of the Plan Administrator that the Spouse cannot be located. The Plan Administrator shall adopt procedures to implement this provision, which shall be applied uniformly to all Participants.

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

                  ii. The Spouse's consent must either acknowledge the specific non-spouse Beneficiary or must expressly permit the Participant to alter the Beneficiary designation without further spousal consent. For Plan Years beginning after October 22, 1986, a consent that permits further designations must also acknowledge (A) that the Spouse has the right to limit consent to a specific Beneficiary and (B) that the Spouse is voluntarily elinquishing this right.

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

                   i. A reduced retirement benefit payable during the Participant's lifetime, with the provision that after his death the same benefit shall be paid during the life of such contingent annuitant Beneficiary) as the Participant shall have nominated by written designation duly acknow-ledged and filed with the Plan Administrator prior to the time payment is to commence.

                  ii. A reduced retirement benefit payable during the Partic-ipant's lifetime, with the provision that after his death the same benefit shall be paid during the life of such contingent annuitant (Beneficiary) as the Participant shall have nominated by written designation duly acknow-ledged and filed with the Plan Administrator prior to the time payment is to commence. If both the Participant and the contingent annuitant die before 60 monthly payments have been made since the benefit commencement date, the Actuarial Equivalent value of the balance of such 60 monthly payments shall be paid in a single sum to the estate of the survivor of the Participant and contingent annuitant. Participants who elect to commence receipt of benefit payments on or after January 1, 1995 may elect this optional form of payment with 120 monthly payments guaranteed.

                 iii. A reduced retirement benefit payable during the Participant's life with the provision that after such period a benefit of one-half of the benefit payable dur-ing the Participant's life shall be continued during the life of such contingent annuitant (Beneficiary) as the Participant shall have nominated by written designation duly acknowledged and filed with the Plan Administrator prior to the time payment is to commence. If both the Participant and the contingent annuitant die before 60 monthly payments have been made since the benefit com-mencement date, the Actuarial Equivalent value of the balance of such 60 monthly payments shall be paid in a single sum to the estate of the survivor of the Partici-pant and contingent annuitant. Participants who elect to commence receipt of benefit payments on or after January 1, 1995 may elect this optional form of payment with 120 monthly payments guaranteed.

                  iv. Effective for benefit payments that commence on or after January 1, 1995, a reduced retirement benefit payable during the Participant's life, with no benefit payable after his death; provided, however, that if the Partici-pant shall die before having received 120 monthly pay-ments, such monthly payments shall continue to be paid to his Beneficiary until the total number of payments to the Participant and the Beneficiary equals 120. If the Parti-cipant and Beneficiary both die before having received a tota of 120 monthly payments, the Actuarial Equivalent value of the balance of unpaid monthly payments shall be paid in a single sum to the estate of the survivor of the Participant and Beneficiary.

                   v.  An  increased  retirement   benefit  payable  during  the
                       Participant's life, with no other benefit payable after his death.

         c.  Election and Consent Requirements

             A Participant may effectively waive his normal form of benefit and elect any of the other forms provided in subsection (b) only as follows:

                   i. The election must be made in writing and delivered to the Plan Administrator during the 90-day period ending on the Annuity Starting Date. Fo Plan Years beginning after December 31, 1986, the election must specify the optional form of benefit elected.

                  ii. The election must be made after the Plan Administrator provides the Participant with the notice described in subsection (d) below.

                 iii. Unless an exception stated in Section 8.02 applies, the Spouse of a married Participant must consent to any election, except a different-percentage Joint and Survivor Annuity with the Spouse as the Beneficiary. The Spouse's consent must satisfy the requirements in
                       Section 8.02(e), and, for Plan Years beginning after December 31, 1986 must also agree to the specific optional form of benefits that the Participant elects. Notwithstanding the preceding provisions, the Participant may at any time prior to the commencement of benefits revoke an election and restore the 50 percent Joint and Survivor Annuity for the Spouse. The number of revoca-tions shall not be limited; provided, however, that the form of payment in effect on the Annuity Starting Date may not be changed after the Annuity Starting Date.

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

                  iv. The right to revoke a previous election and the effect of the revocation; and

                   v. The relative values of the other forms of payment des-cribed in subsection (b).

The Annuity Starting Date for a distribution in a form other than a Joint and Survivor Annuity may be less than 30 days after receipt of the written explanation described above provided: (A) the Participant has been provided with information that clearly indicates that the Participant has at least 30 days to consider whether to waive the Joint and Survivor Annuity and elect (with spousal consent) to a form of distribution other than a Joint and Survivor Annuity; (B) the Participant is permitted to revoke any affirmative distribution election at least until the Annuity Starting Date or, if later, at any time prior to the expiration of the 7-day period that begins the day after the explanation of the Joint and Survivor Annuity is provided to the Participant; and (C) the Annuity Starting Date is a date after the date that the written explanation was provided to the Participant.

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

                  ii. The life expectancies of a Participant and his Spouse shall not be redetermined pursuant to Code Section 401(a)
                       (9)(D).

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

         a. Age 70-1/2 before January 1, 1988: For a Participant who attains age 70-1/2 before January 1, 1988, the Required Beginning Date shall be determined as follows:

                   i. For a Participant who is not a Five Percent Owner, the Required Beginning Date is April 1 of the calendar year following the calendar year in which the later of Retire-ment or attainment of age 70-1/2 occurs.

                  ii. For a Participant who is a Five Percent Owner during any year beginning after December 31, 1979, the Required Beginning Date is April 1 following the later of: (A) the calenda yea r in which the Participant attains age 70-1/2, or (B) the earlier of the calendar year with or within which ends the Plan Year in which the Participant becomes a Five Percent Owner, or the calendar year in which the Participant retires.

         b. Age 70-1/2 on or after  January 1, 1988 and before  January 1, 1996:
For a Participant who attains age 70-1/2 on or after January 1, 1988 and before January 1, 1996, the Required Beginning Date is April 1 of the calendar year following the calendar year in which the Participant attains age 70-1/2, with the following exception. For a Participant who attains age 70-1/2 during 1988 and has not retired as of January 1, 1989, the Required Beginning Date is April 1, 1990.

         c. Age 70-1/2 after December 31, 1995: For a Participant who attains age 70-1/2 after December 31, 1995, the Required Beginning Date shall be determined as follows:

                   i. For a Participant who is a Five Percent Owner, the Required Beginning Date is April 1 of the calendar year following the calendar year during which the Participant attains age 70-1/2.

                  ii. For a Participant who is not a Five Percent Owner, the Required Beginning Date is April 1 following the calen-dar year in which the later of Retirement or attainment of age 70-1/2 occurs; provided, however, that any such Participant who attains age 70-1/2 after December 31, 1995 may elect by April 1 following the calendar year during which the Participant attains age 70-1/2 (or by December 31, 1997 in the case of a Participant who attains age 70-1/2 in 1996) to commence receipt of the Participant's Plan benefit as of April 1 following the calendar year during which the Participant attains age 70-1/2.

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

         d. Except with respect to a Five Percent Owner, a Participant's accrued benefit is actuarially increased to take into account the period after age 70-1/2 in which the employee does not receive any benefits under the Plan because the Participant remains in active employment. The actuarial increase begins on April 1 following the calendar year in which the Participant attains age 70-1/2 (January 1, 1997 in the case of a Participant who attained age 70-1/2 prior to 1996), and ends on the date on which benefits commence after retirement in an amount sufficient to satisfy Code Section 401(a)(9). The benefit payable as of such benefit commencement date shall equal the sum of (i) the Actuarial Equivalent of the Participant's benefit that would have been payable as of the date actuarial increases must commence, plus (ii) the Actuarial Equivalent of any additional benefits accrued after the date actuarial increases must commence.

The sum described above shall be reduced by the Actuarial Equivalent of any distributions made with respect to the Participant's benefit after the date actuarial increases must commence; provided, however, that, in no event will the Participant's benefit at benefit commencement be less than the Participant's benefit determined as of the date actuarial increases must commence.

The actuarial increase described in this Section is generally the same as, and not in addition to, the actuarial increase required for that same period under Code Section 411 to reflect the delay in payments after normal retirement, except that the actuarial increase required under Code Section 401(a)(9)(C) must be provided even during the period during which a Participant is in ERISA
Section 203(a)(3)(B) service.

For purposes of Code Section 411(b)(1)(H), the actuarial increase will be treated as an adjustment attributable to the delay in distribution of benefits after the attainment of normal retirement age. Accordingly, to the extent permitted under Code Section 411(b)(1)(H), the actuarial increase required under Code Section 401(a)(9)(C)(iii) may reduce the benefit accrual otherwise required under Code Section 411(b)(1)(H)(i), except that the rules on the suspension of benefits are not applicable.

         9.04  Limits on Distribution Periods.

         a. As of the first "distribution calendar year," distributions, if not made in a single sum, may be made only over one of the following periods (or a combination thereof):

                   i.  The life of the Participant;

                  ii.  The life of the Participant and a Beneficiary;

                 iii. A period certain not extending beyond the life expectancy of the Participant; or

                  iv. A period certain not extending beyond the joint and last survivor expectancy of the Participant and a designated Beneficiary.

         b. For distributions beginning before the Participant's death, the first "distribution calendar year" is the calendar year immediately preceding the calendar year which contains the Participant's Required Beginning Date.

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

         b. Distribution Beginning after Death: If the Participant dies before he begins to receive benefits, payment of the survivor benefit shall commence no later than one year after the date of the Participant's death. As an exception to this rule, if the designated Beneficiary is the Surviving Spouse, the later of the calendar year in which the Participant dies, or the Surviving Spouse may elect to have payments commence on or before December 31 of the later of the calendar year in which the Participant died, or the calendar year in which the Participant would have attained age 70-1/2.

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

         b. Definitions.

                   i. Eligible Rollover Distribution: An eligible rollover distribution is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annual-
                       ly) made for the life (or life expectancy) of the distri-butee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated Bene-ficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under Section 401(a)(9) of the Code; and the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

                  ii Eligible Retirement Plan: An eligible retirement plan is an individual retirement account described in Section 408(a) of the Code, an individual retirement annuity described in Section 408(b) of the Code, an annuity plan described in Section 403(a) of the Code, or a qualified trust described in Section 401(a) of the Code, that accepts the distributee's eligible rollover distri-bution. However, in the case of an eligible rollover distribution to the Surviving Spouse, an eligible retire-ment plan is an individual retirement account or indiv-idual retirement annuity.

                 iii.  Distributee: A distributee includes an Employee or former
                       Employee.    In addition,  the  Employee's  or former
                       Employee's Surviving Spouse and the Employee's or former Employee's Spouse or former Spouse who is the Alternate Payee under a Qualified Domestic Relations Order, as defined in Section 414(p) of the Code, are distributees with regard to the interest of the Spouse or former Spouse.
                                      -46-

                  iv. Direct Rollover: A direct rollover is a payment by the Plan to the eligible retirement plan specified by the distributee.

                                    ARTICLE X

                                    FINANCING
                                    ---------

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

                                 ADMINISTRATION
                                 --------------

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

         b. Notwithstanding any other provision in the Plan, and to the full extent permitted by law, the Plan Administrator shall have exclusive authority and discretion to interpret, construe and apply all of the terms of the Plan, including any uncertain or disputed term or provision in the Plan. The Plan Administrator's authority and discretion shall include, but not limited to, the following:

                   i. Determining and deciding all questions of law and/or fact that arise under the Plan;

                  ii. Determining whether any individual is eligible for any benefits under this Plan; and

                 iii. Determining the amount of benefits, if any, an individual is entitled to under this Plan.

         c. The Plan Administrator's exercise of discretionary authority to interpret, construe and apply the terms of the Plan, and all its determinations, interpretations and applications shall:

                   i. Be binding upon any individual claiming benefits under this Plan, including, but not limited to, the Partici-pant, the Participant's estate, any Beneficiary of the Participant, and any Alternate Payees;

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

         11.08 Notice of Rollover Treatment. When making a qualifying rollover distribution within the meaning of Code Section 402(a), the Plan Administrator shall provide to the recipient a written explanation of:

                   i. The circumstances under which such distribution will not be subject to tax if transferred to an eligible retire-ment plan (as defined in Code Section 402(a)) within 60 days after the date on which the recipient receives the distribution; and

                  ii.  If  applicable, the income  averaging  provisions of Code
                       Section 402(e).

         11.09 Responsibility of Fiduciaries. The Plan Administrator and any assistant or representative, other than any Investment Manager, shall be free from all liability for acts and conduct in the administration of the Plan and Trust, except for acts of willful misconduct.

However, the preceding sentence shall not relieve any fiduciary from any respon-sibility, obligation or duty that the fiduciary may have pursuant to ERISA.

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

                                   ARTICLE XII

                             LIMITATIONS ON BENEFITS
                             -----------------------


         12.01  General Rules.

         a. Incorporation of Code Section 415: In addition to the specific provisions of this Article, the terms of Code Section 415 and implementing Regulations are hereby incorporated by reference and shall govern the determination of the Maximum Retirement Benefits of all Participants.

         b. Aggregation of Employers and Plans: As further set forth in this Article and Code Section 415, the Maximum Retirement Benefit is an aggregate limitation that applies to this Plan and any other plans, described below, that are maintained by the Employer or an Affiliated Employer. Therefore, for purposes of this Article, all qualified defined benefit plans, whether terminated or not, ever maintained by the Employer shall be treated as one defined benefit plan, and all qualified defined contribution plans, whether terminated or not, ever maintained by the Employer shall be treated as one defined contribution plan. Any required employee contributions to a defined benefit plan shall be treated as annual additions to a defined contribution plan. However, the annual additions for Limitation Years beginning before January 1, 1987 shall not be recomputed to treat all employee contributions as annual additions.

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

                  ii. A benefit payable in a form other than a straight life annuity must be adjusted to an Actuarially Equivalent straight life annuity before applying the limitations of this Article. For Limitation Years beginning before January 1, 1995, such Actuarially Equivalent straight life annuity is equal to the greater of the annuity bene-fit computed using the interest rate specified in the Plan for adjusting benefits in the same form or 5 per-cent. For Limitation Years beginning after December 31,
                       1994, the Actuarially Equivalent straight life annuity is equal to the greater of the annuity benefit computed using the interest rate and mortality table (or other tabular factor) specified in the Plan for adjusting bene-fits in the same form, and the annuity benefit computed using a 5 percent interest rate assumption and the Appli-cable Mortality Table (defined in Section 2.03(c) of the Plan). In determining the Actuarially Equivalent straight life annuity for a benefit form other than a nondecreasing annuity payable for a period of not less than the life of the Participant (or, in the case of a Pre-Retirement Survivor Annuity, the life of the surviv-ing spouse), the Applicable Interest Rate (defined in
                       Section 2.09 of the Plan) will be substituted for "a 5 percent interest rate assumption" in the preceding sentence.

         b. Maximum Retirement Benefit means the lesser of:

                   i.  The Defined Benefit Dollar Limitation; or

                  ii. The Participant's highest average compensation. For purposes of the preceding sentence, "highest average compensation" means the average Limitation Year Compen-sation for the three consecutive Limitation Years that produces the highest average for the Participant. The actual number of Limitation Year shall be used for Participants who have been employed for less than three consecutive Limitation Years. In the case of a Partici-pant who has separated from service, the Participant's highest average compensation will be automatically adjusted by multiplying such compensation by the cost of living adjustment factor prescribed by the Secretary of the Treasury under Code Section 415(d) in such manner as the Secretary shall prescribe. The adjusted compensa-tion amount will apply to Limitation Years ending within the calendar year of the date of the adjustment.

         c. Actuarial Increase of Defined Benefit Dollar Limitation: In the case of a benefit that begins after the Participant attains his Social Security Retirement Age, the Defined Benefit Dollar Limitation, as reduced under subsection (e) if necessary, shall be actuarially increased, using (in Limitation Years beginning before January 1, 1995) an interest rate that is the lesser of five percent or the interest rate specified in the first paragraph of
Section 2.03. For Limitation Years beginning after December 31, 1994, the equivalent annual benefit beginning after Social Security Retirement age shall be determined as the lesser of the equivalent annual benefit computed using the interest rate and mortality table (or other tabular factor) specified in the Plan for purposes of determining actuarial equivalence for delayed retirement benefits, and the equivalent annual benefit computed using a 5 percent interest rate assumption and the Applicable Mortality Table as defined in Section 2.03(c) of the Plan.

         d. Actuarial Decrease of Defined Benefit Dollar Limitation:

                   i. If the Annual Benefit of the Participant commences before the Participant's Social Security Retirement Age, but on or after age 62, the Defined Benefit Dollar Limitation as reduced under subsection (e) if necessary, shall be determined as follows:

                         A. If a Participant's Social Security Retirement Age is 65, the dollar limitation for benefits commencing on or after age 62 is determined by re-ducing the Defined Benefit Dollar Limitation by 5/9 of one percent for each month by which benefits commence before the month in which the Participant attains age 65.

                         B. If a Participant's Social Security Retirement Age is greater than 65, the dollar limitation for bene-fits commencing on or after age 62 is determined by reducing the Defined Benefit Dollar Limitation by 5/9 of one percent for each of the first 36 months and 5/12 of one percent for each of the additional months (up to 24 months) by which benefits commence before the month of the Participant's Social Security Retirement Age.

                  ii. If the Annual Benefit of a Participant commences prior to age 62, the Defined Benefit Dollar Limitation shall be the actuarial equivalent of the Defined Benefit Dollar Limitation for age 62, as determined above, reduced for each month by which benefits commence before the month in which the Participant attains age 62. To determine act-arial equivalence in Limitation Years that begin before January 1, 1995, the interest rate assumption shall be the greater of the rate specified in the first paragraph of Section 2.03 or five percent. For Limitation Years that begin after December 31, 1994, the annual benefit beginning prior to age 62 shall be determined as the lesser of the equivalent annual benefit computed using the interest rate and mortality table (or other tabular factor) equivalence for early retirement benefits, and the equivalent annual benefit computed using a five per-cent interest rate and the Applicable Mortality Table as defined in Section 2.03(c) of the Plan. Any decrease in the adjusted Defined Benefit Dollar Limitation deter-mined in accordance with this subsection (ii) shall not reflect any mortality decrement to the extent that bene-fits will not be forfeited upon the death of the Participant.

         e.       Reduction of Maximum Retirement Benefit:

                   i. If a Participant has less than ten Years of Participation, the Defined Benefit Dollar Limitation shall be multiplied by a fraction, the numerator of which is the number of Years of Participation (or part thereof), and the denominator of which is ten. To the extent provided in Regulations or othe guidance issued by the Internal Revenue Service, he preceding sentence shall be applied separately with respect to each change in the benefit structure of the Plan.

                  ii. If the Participant has less than ten Years of Service, the compensation limitation in subsection (b)(ii) shall be multiplied by a fraction, the numerator of which is the Participant's number of Years of Service (or part there-of), and the denominator of which is ten.

                 iii. The adjustments of this subsection (e) shall be applied in the denominator of the Defined Benefit Fraction based upon Years of Service. For purposes of computing the De-fined Benefit Fraction only, Years of Service shall include future Years of Service (or part thereof) commen-cing before the Participant's Normal Retirement Age.
                       Such future years shall include the year that contains the date the Participant reaches Normal Retirement Age, only if it can reasonably be anticipated that the Participant will receive a Year of Service for such year, or the year in which the Participant terminates employment, if earlier.

         12.03  Deemed Satisfaction of Maximum Retirement Benefit Limitation.

                   i. The Maximum Retirement Benefit limitation shall be deemed satisfied if the aggregate Annual Benefits payable to a Participant under this Plan and all other defined Benefit plans of the Employer do not exceed $10,000.

                  ii. This deeming provision shall apply to a Participant if he has not at any time participated in a defined contribu-tion plan maintained by the Employer (or in a welfare benefit pla n under Code Section 419(e) or an individual medical account under Code Section 415(l)(2)). For pur-poses of this subsection, a defined benefit plan that provides for employee contributions, which are treated as annual additions, does not constitute the maintenance of a separate defined contribution plan maintained by the Employer.

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

         b. Defined Benefit Plan and Defined Contribution Plan: For Limitation Years beginning before January 1, 2000, if a Participant is or has been covered by a defined contribution plan maintained by the Employer (including a welfare benefit fund, as defined in Code Section 419(e) or an individual medical account as defined in Code Section 415(l)(2)), the sum of the Participant's Defined Benefit Fraction and Defined Contribution Fraction, as defined below, shall not exceed 1.0 in any Limitation Year.

                   i. Defined Benefit Fraction: The numerator of the Defined Benefit Fraction is the sum of the Participant's "pro-jected annual benefits" under all defined benefit plans of the Employer (whether or not terminated). The denom-inator is the lesser of 1.25 times the dollar limitation determined for the Limitation Year under Sections 415(b) and (d) of the Code and in accordance with Section 12.02(e) above, or 1.4 times the Participant's "highest average compensation," including any adjustments under
                       Section 415(b) of the Code. In determining the Defined Benefit Fraction:

                         A. "Projected annual benefit" means the annual retire-ment benefit (adjusted to an actuarially equivalent straight life annuity, if such benefit is expressed in a form other than a straight life annuity, or qualified joint and survivor annuity) to which the Participant would be entitled under the terms of the Plan, assuming that: (1) The Participant will continue employment until Normal Retirement Age under the Plan (or current age, if later), and (2) The Participant's Compensation for the current
                             Limitation Year and all other relevant factors used to determine benefits under the Plan will remain constant for all future Limitation Years.

                         B.  "Highest average compensation" is defined in
                             Section 12.02(b)(ii).

                         C. Notwithstanding the preceding provisions, if a Participant was a Participant as of the first day of the first Limitation Year beginning after December 31, 1986 in a defined benefit plan main-tained by the Employer which was in existence on May 6, 1986, the denominator of the fraction will not be less than 125 percent of the sum of the annual benefits under such plan, which the Partici-pant had accrued as of the close of the last Limi-tation Year beginning before January 1, 1987, dis-regarding any changes in the terms and conditions of the Plan after May 5, 1986. The preceding sen-tence applies only if any such defined benefit plans, individually and in the aggregate, satis-fied the requirements of Code Section 415 for all Limitation Years beginning before January 1, 1987.

                  ii. Defined Contribution Fraction: The numerator of the Defined Contribution Fraction is the sum of the annual additions to the Participant's accounts under all defined contribution plans (whether o not termi-nated) maintained by the Employer for the current and all prior Limitation Years. The denominator is the sum of the "maximum aggregate amounts" for the current and all prior Limitation Years of Service with the Employer regardless of whether a defined contribution plan was maintained by the Employer. In determining the Defined Contribution Fraction:

                         A. "Maximum aggregate amount" means the lesser of (1) 125 percent of the defined contribution dollar limitation, determined in accordance with Code Sections 415(c) and (d), or (2) 35 percent of the Participant's Limitation Year Compensation for such year.

                         B. If the Participant was a Participant as of the first
                             day of the first Limitation Year beginning after December 31, 1986, in one or more defined contri-bution plans of the Employer, which were in exis-tence on May 6, 1986, the numerator of the fraction will be adjusted if the sum of this fraction and the Defined Benefit Fraction would otherwise exceed
                             1.0 under the terms of this Plan. Under the adjust-ment, an amount equal to the product of (1) the excess of the sum of the fractions over 1.0 times
                             (2) the denominator of this fraction will be permanently subtracted from the numerator of the fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the last Limitation Year beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the plan made after May 5, 1986, but using the code Section 415 limita-tion applicable to the first Limitation Year begin-ning on or after January 1, 1987.

                 iii. Adjustment: If the sum of the Defined Benefit Fraction and the Defined Contribution Fraction exceeds 1.0 in any Limitation Year for a Participant, the Plan Administrator shall adjust the numerator of the Defined Benefit Fraction, so that the sum of the fractions for the Participant does not exceed 1.0 in any Limitation Year.

                  iv. Super Top-Heavy Rules: In applying the above rules, if the Plan i s a Super Top-Heavy Plan, the denominators of both the Defined Benefit Fraction and the Defined Con-tribution Fraction shall be adjusted as provided in
                       Article XV.

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

         d. In the case of a Participant who was a Participant in one or more defined benefit plans of the Employer as of January 1, 1995, the application of the limitations of this Article shall not cause the Maximum Retirement Benefit for the Participant under all such defined benefit plans to be less than the individual's accrued benefit under the terms of the plan as of September 1, 1997, taking into account the limitations of Code Section 415, as in effect on December 7, 1994, but disregarding any Plan amendments increasing benefits after September 1, 1997 and any cost of living adjustments that become effective after September 1, 1997. For purposes of this Section, a Participant's accrued benefit as of September 1, 1997 is not increased after that date, but if the limitations of Code Section 415, as in effect on December 7, 1994, are less than the limitations that were applied to determine the Participant's accrued benefit as of September 1, 1997, then the Participant's accrued benefit as of that date will be reduced in accordance with such reduced limitation. If, at any date after September 1, 1997, the Participant's total Plan benefit, before the application of Code Section 415, is less than the Participant's accrued benefit as of September 1, 1997, the benefit as of that date will be reduced to the Participant's total Plan benefit. Determinations under Code Section 415(b)(2)(E) that are made before January 1, 1995 shall be made with respect to a Participant's benefit as of September 1, 1997 on the basis of Code Section 415(b)(2)(E) as in effect on December 7, 1994, and the provisions of the Plan as in effect on that date, but only to the extent such provisions of the Plan meet the requirements of Code Section 415(b)(2)(E) as so in effect.

         12.06 Increases in the Maximum Retirement Benefit. Notwithstanding the foregoing of this Article XII, and to the extent permitted by Code Section 415, the Maximum Retirement Benefit shall be increased each Plan Year beginning July 1, 1995 to reflect cost-of-living adjustments in the limits imposed by Code
Section 415. In no event, however, shall the benefit payable to or on behalf of a Participant exceed the benefit which is otherwise payable under the Plan.

                                  ARTICLE XIII

                       QUALIFIED DOMESTIC RELATIONS ORDERS
                       -----------------------------------

         13.01 General. Notwithstanding the restriction against alienation and assignment stated in Article XVI, the Plan Administrator shall comply with the terms of any Qualified Domestic Relations Order.

         13.02 Required Provisions. A Domestic Relations Order is a Qualified Domestic Relations Order only if it clearly specifies:

         a. The name and the last known mailing address (if any) of the Partici-pant an the name and mailing address of each Alternate Payee covered by the order;

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

         13.04  Exception for Certain Payments Made after Earliest Retirement Ag

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

         b. For purposes of this Section, the term "earliest retirement age" means the earlier of:

                   i. The date on which the Participant is entitled to a dis-tribution under the Plan; or

                  ii.  The later of:

                         A.  The date the Participant attains age 50; or

                         B. The earliest date on which he Participant could receive Plan benefits if he had separated from service with the Employer.

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

         d. During the period in which the issue of qualified status is being determined by the Plan Administrator, by a court of competent jurisdiction, or otherwise, the Plan Administrator shall separately account for the amounts which would have been payable to the Alternate Payee during the period if the order had been determined to be a Qualified Domestic Relations Order. The separate accounting is for recordkeeping and a segregation of Fund assets is not required. The separately accounted amounts shall be treated in the following manner:

                   i. If the Domestic Relations Order (or a modification of it) is determined to be a Qualified Domestic Relations Order within 18 months of the date on which the first payment would be required to be made under the order, the Plan Administrator shall pay the amounts (including any interest) to the person or persons entitled to the pay-ment.

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

                 iii. Any determination of qualified status that is made after the close of the 18-month period shall be applied pro-spectively only.

                                   ARTICLE XIV

                        AMENDMENT, MERGER AND TERMINATION
                        ---------------------------------

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

         14.03 Benefits upon Termination and Partial Termination. In the event of a termination or partial termination of the Plan, any affected Participant's Accrued Benefit shall be nonforfeitable as of the date of such event to the extent funded. On termination of the Plan, the Trustee will liquidate the assets held in the Fund. After payment of all expenses of liquidation, the Plan Administrator shall allocate the remainder of the Fund assets among Participants and Beneficiaries entitled to benefits, and cause them to be distributed by the Trustee, in accordanc with Section 4044 and other applicable provisions of ERISA. Any residual assets of the Plan remaining after the above allocation and distribution shall revert to the Employer, provided that all liabilities of the Plan have been satisfied.

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

         b. Before January 1, 1992: For Plan Years beginning before January 1, 1992, Employer contributions to the Plan shall be restricted, pursuant to subsection (c) below, if:

                  (i) The contributions may be used to benefit any of the 25 Highly Compensated Employees with the greatest Limita-tion Year Compensation, whose anticipated Annual Benefit exceeds $1,500, and

                 (ii) Within 10 years of its establishment, (A) the Plan is terminated or (B) the benefits of any Highly Compensated Employee, described in (i) above, become payable.

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

         d. After December 31, 1991: Except as provided in (i) and (ii) below, for Plan Years beginning on or after January 1, 1992, the annual payments to a Participant who is one of the 25 Highly Compensated Employees with the greatest Limitation Year Compensation are restricted to an amount equal to the payments that would be made on behalf of the Participant under a single life annuity that is the Actuarial Equivalent of the sum of the Participant's Accrued Benefit and other Plan benefits, within the meaning of Regulation 1.401(a)(4)-5(b)(3). However, benefits need not be restricted if:

                  (i) After payment of all benefits to the group of Highly Compensated Employees described in subsection (b) above, the value of the Plan assets equals or exceeds 110 per-cent of the value of current liabilities, as defined in Code Section 412(l)(7); or

                 (ii) The value of the benefits for said group of Highly Compensated Employees is less than one percent of the value of current liabilities.

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

                                   ARTICLE XV

                             TOP-HEAVY REQUIREMENTS
                             ----------------------


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

                  ii. Valuation Date: Benefits shall be valued as of the most recent valuation date during the twelve-month period end-ing on the Determination Date.

                 iii. Prior Distributions: The present value of an Accrued Benefit includes any distribution with respect to the Participant during the five-year period ending on the Determination Date. This includes distributions to Bene-ficiaries and distributions before the 1984 Plan Year when the Top-Heavy Rules became effective.

                  iv. Key Employee Status: As defined in Article II, an Employee is considered a Key Employee if he is a Key Employee at any time during the Plan Year containing the Determina-tion Date or the four preceding Plan Years. If a Key Employee ceases to be a Key Employee but continues to be employed, he will be treated as a Non-Key Employee after the last year in which he must be considered a Key Employee under the preceding sentence. As of that date, his Accrued Benefits will be disregarded in compu-ting the numerator and denominator of the Top-Heavy Ratio

                   v. Required Aggregation of Plans: If the Plan is part of a Required Aggregation Group, the Top-Heavy Ratio must be determined by considering all plans in the group. A Required Aggregation Group consists of all qualified plans of the Employer and any Affiliated Employer in which at least one Key Employee participates or partic-
                       ipated   at  anytime  during  the determination period

                       (regardless of whether the plan has terminated), and any other plans that enable a plan with a Key Employee to satisfy the nondiscrimination rules of Section 401(a)
                       (4) or Section 410 of the Code.

                         A. Except as may otherwise be allowed under the permis-
                            sive aggregation rule of subsection (vi) below, each plan in the group shall be considered Top-Heavy if the Top-Heavy Ratio for the group exceeds 60 percent. Conversely, if the Top-Heavy Ratio is 60 percent or less, no plan in the Required Aggregation Group shall be considered Top-Heavy.

                         B. If the Employer (or an  Affiliated  Employer)  main-
                            tains one or more defined benefit plans and the Employer (or an Affiliated Employer) maintains or has maintained one or more defined contribution plans (including any simplified employee pension plan) which during the five-year period ending on the Determination Date(s) has or has had any account balances, the Top-Heavy Ratio for any Required or Permissive Aggregation Group as approp-riate is a fraction, the numerator of which is the sum of the present value of accrued benefits under the aggregated defined benefit plan or plans for all Key Employees, determined as above, and the sum of account balances under the aggregated defined contribution plan or plans for all Key Employees as of the Determination Date(s), and the denominator of which is the sum of the present value of accrued benefits under the defined benefit plan or plans for all Participants, determined as above, and the account balances under the aggregated defined contribution plan or plans for all Participants as of the Determination Date(s), all determined in accordance with Code Section 416 and the Regu-lations thereunder. The account balances under a defined contribution plan in both the numerator and denominator of the Top-Heavy Ratio are increased for any distribution of an account balance made in the five-year period ending on the Determination Date. Actuarial assumptions must be identical for all defined benefit plans tested for Top-Heavy purposes.

                         C. For  Top-Heavy purposes, the  accrued  benefit  of a
                            Participant  other  than  a  Key  employee  shall be
                            determined   under  (I)  the  method,  if any,  that
                            uniformly applies for accrual purposes under all defined benefit plans maintained by the Employer (or an Affiliated Employer), or (II) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional rule of Code Section 411(b)(1)
                            (C).

                  vi. Permissive Aggregation Group: The Employer may, but is not
                      required to, determine the Top-Heavy Ratio on the basis of a Permissive Aggregation Group.

                        A. A Permissive Aggregation Group consists of all plans in a Required Aggregation Group, plus other plans that satisfy the nondiscrimination requirements of Code Sections 401(a) (4) and 410, when considered with the Required Aggregation Group.

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

         b. The Minimum Vesting Schedule is:

                  Years of Service                      Vested Percentage
                  --------------------------------------------------------

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

         b. Minimum Required Benefit Formula: The Minimum Required Benefit is a benefit, provided solely by Employer contributions (and not integrated with Social Security benefits) which, when expressed as a life annuity commencing at Normal Retirement Age, equals the lesser of:

                   i. Two percent of the Participant's Top-Heavy Average Com-pensation multiplied by the Participant's Top-Heavy Years of Service; or

                  ii. 20 percent of the Participant's Top-Heavy Average Compen-sation.

         c. Definitions:  In applying the formula in subsection (b):

                   i. Top-Heavy Years of Service means Years of Service, but disregarding any Vesting Year of Service completed in a Plan Year beginning before 1984, or any Vesting Year of Service if the Plan was not Top-Heavy for any Plan Year ending during that Vesting Year of Service.

                  ii. Top-Heavy Average Compensation means Limitation Year Com-pensation, averaged over the period of five consecutive calendar years (or fewer if the total years which can be considered under this subsection is less than five) which produces the highest average. To determine this period, the following are excluded:

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

                                   ARTICLE XVI

                            MISCELLANEOUS PROVISIONS
                            ------------------------

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

               NBT Bancorp, Inc. and NBT Bank, N.A. have caused this Plan to be signed by duly authorized officers on this

13th            day of       November                           1998.
---------------        ----------------------------------------



                                        NBT BANCORP, INC.

                                        By:  /S/  John D Roberts

                                        Title: Vice President and Secretary


                                        NBT BANK, N.A.

                                        By: /S/  Jane E Neal

                                        Title: Senior Vice President








                                                           0383167.01  10/26/98

                                  EXHIBIT 10.4
          NBT BANCORP INC. 1999 Executive Incentive Compensation Plan.

                                                            January 26, 1999













                                NBT BANCORP INC.

                                Norwich, New York

                   1999 EXECUTIVE INCENTIVE COMPENSATION PLAN

                                NBT BANCORP INC.

                                Norwich, New York

                   1999 EXECUTIVE INCENTIVE COMPENSATION PLAN
                   ------------------------------------------

                                Table of Contents


                                                                            Page
                                                                            ----
Introduction.................................................................1-2
Incentive Plan
--------------
Section I - Definitions........................................................3
Section II - Participation.....................................................4
Section III - Activating the Plan..............................................4
Section IV - Calculation of Awards.............................................4
Section V - President's Special Recommendations................................4
Section VI - Distribution of Awards............................................5
Section VII - Plan Administration..............................................6
Section VIII - Amendment, Modification, Suspension or Termination..............6
Section IX - Effective Date....................................................6
Section X - Employer Relations with Participants...............................6
Section XI - Governing Law.....................................................6

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

                                NBT BANCORP INC.

                                Norwich, New York


                                  Introduction
                                  ------------

It is important to examine the benefits which accrue to the organization through the operation of the Executive Incentive Compensation Plan. The Plan impacts directly on senior and middle management - those critical to the organization's success - and its purpose can be summarized as follows:



     * Provides Motivation: The opportunity for incentive awards provides executives with the impetus to "stretch" for challenging, yet attain-able, goals.



     *    Provides Retention:   by enhancing the organization's competitive com-
          pensation posture.



     * Provides Management Team Building: by making the incentive a ward dependent on the attainment of organization goals, a "team orien-tation" is fostered among the participant group.



     * Provides Individual Motivation: by making a portion of the incentive award dependent on the attainment of individual goals, a participant is encouraged to make significant personal contribution to the corporate effort.



     * Provides Competitive Compensation Strategy: The implementation of incentive arrangements is competitive with current practice in the banking industry.

Highlights of the 1999 Executive Incentive Compensation Plan included in the following pages are as follows:

     1. The Plan is competitive compared with similar sized banking organi-zations and the banking industry in general.


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


     6. Incentive awards will be based on attainment of corporate goals. Total incentive Awards contain both Corporate and Individual compon-ents; the corporate component awarded by virtue of corporate perform-ance related to corporate goals and the individual component awarded by virtue of individual performance related to individual goals. Component percentages are shown in Appendix B.


     7.   Incentive distributions will be based on the matrix in Appendix B.

                                NBT BANCORP INC.

                                Norwich, New York

The Board of Director of NBT Bancorp Inc. has established this 1999 Executive Incentive Compensation Plan. The purpose of the Plan is to meet and exceed financial goals and to promote a superior level of performance relative to the bank's competition in its market area. Through payment of incentive compensation beyond base salaries, the Plan provides reward for meeting and exceeding the bank's financial goals.


SECTION I - DEFINITIONS

     Various terms used in the Plan are defined as follows:


     Base Salary: the base salary at the end of the Plan year, excluding any bonuses, contributions to employee benefit programs, or other compe-sation not designated as salary.


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


     Plan Year:  The 1999 calendar year.

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

SECTION IX - EFFECTIVE DATE OF THE PLAN

The effective date of the Plan shall be January 1, 1999.

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

                   |_| Because terms of the plan have changed since my election to defer EICP awards, please discontinue my deferral election and:

                   |_| Roll my eferred account proceeds into the following account at the institution indicated:

                           -----------------------------------------------------

                           -----------------------------------------------------

                   |_| Please pay me out in cash, the balance of my account, at this time.

                   |_| I hereby designate the following person or persons as beneficiary hereunder in the event of my death:

                   Primary Beneficiary _________________________________________
                   Secondary Beneficiary _______________________________________


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

Dated this ________ day of _________, 199_.

__________________________________________

                                  EXHIBIT 10.16
       Restricted Stock Agreement between NBT BANCORP INC. and (Director).

                           RESTRICTED STOCK AGREEMENT
                           --------------------------
                                     BETWEEN
                                     -------
                          NBT BANCORP INC. AND DIRECTOR
                          -----------------------------


         AGREEMENT made as of January 1, 1999 by and between NBT Bancorp Inc. ("Company") and ("Participant"):

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

         THEREFORE, in consideration of the mutual promises and covenants contained herein, it is hereby agreed as follows:

1.       Award of Shares.
Under the terms of this Agreement, the Company has awarded the Participant a Restricted stock award on January 1, 1998 ("Award Date"), covering 125 shares of NBT Bancorp Inc. Common Stock, with a fair market value equal to $3,016.25 (annual director's retainer), subject to the terms, conditions and restrictions set forth in this agreement.

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


         IN WITNESS WHEREOF, the parties have executed this Agreement on this _____ day of ________, ________


                                         NBT BANCORP INC.

                                         By_______________________________
                                                       President


                                         And
                                         by_______________________________
                                                   CFO and Treasurer


                                           -------------------------------
                                                Signature of Participant


                                           -------------------------------
                                                   Name of Participant
                                                      (please print)

                                  EXHIBIT 10.17
        Restricted Stock Agreement between NBT BANK, N.A. and (Director).

                           RESTRICTED STOCK AGREEMENT
                           --------------------------
                                     BETWEEN
                                     -------
                           NBT BANK, N.A. AND DIRECTOR
                           ---------------------------


         AGREEMENT made as of January 1, 1999 by and between NBT Bank, N.A. ("Company") and Director (Participant"):

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

         THEREFORE, in consideration of the mutual promises and covenants contained herein, it is hereby agreed as follows:

1.       Award of Shares.
Under the terms of this Agreement, the Company has awarded the Participant a Restricted stock award on January 1, 1999 ("Award Date"), covering 125 shares of NBT Bancorp Inc. Common Stock, with a fair market value equal to $3,016.25 (annual director's retainer), subject to the terms, conditions and restrictions set forth in this agreement.

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

6.       Withholding Taxes.
The Company shall have the right to retain and withhold from any payment under the restricted stock awarded the amount of taxes required by any government to be withheld or otherwise deducted and paid with respect to such payment. At its discretion, the Company may require a Participant receiving shares of Common Stock under a restricted stock award to reimburse the Company for any such taxes required to be withheld by the Company and withhold any distribution in whole or in part until the Company is so reimbursed. In lieu thereof, the Company shall have the right to withhold from any other cash amounts due or to become due from the Company to the Participant an amount equal to such taxes required to be withheld by the Company to reimburse the Company for any such taxes or retain and ithhold a number of shares having a market value not less than the amount of such taxes and cancel (in whole or in part) any such shares so withheld in order to reimburse the Company for any such taxes.

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


         IN WITNESS WHEREOF, the parties have executed this Agreement on this _____ day of ________, ________


                                        NBT BANK, N.A.

                                        By_______________________________
                                                    President


                                        And
                                        by_______________________________
                                                 CFO and Treasurer


                                          -------------------------------
                                              Signature of Participant


                                          -------------------------------
                                                Name of Participant
                                                   (please print)

                                   EXHIBIT 21

                     List of Subsidiaries of the Registrant

                         SUBSIDIARIES OF THE REGISTRANT

NBT BANCORP INC. has one subsidiary, which is wholly owned:

NBT Bank, National Association
52 South Broad Street
Norwich, New York  13815

Telephone:  (607) 337-6000

E.I.N. 15-0395735

                                   EXHIBIT 23

                               Consent of KPMG LLP

INDEPENDENT AUDITORS' CONSENT
-----------------------------


The Board of Directors
NBT Bancorp Inc.:


We consent to incorporation by reference in the registration statements on Form S-3 (File No. 33-12247) and Form S-8 (File Nos. 33-18976, 33-77410, 333-02925
and 333-67615) of NBT Bancorp Inc. of our report dated January 22, 1999, relating to the consolidated balance sheets of NBT Bancorp Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 1998.




/s/ KPMG LLP

    KPMG LLP
Syracuse, New York
March 16, 1999

                                   EXHIBIT 27

                             Financial Data Schedule