Form 10-Q
period 1999-03-31
NBT BANCORP INC
filed 1999-05-12
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999.
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the transition period from ________ to ________.


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 1999, there were 12,437,508 shares outstanding of the Registrant's common stock, No Par, Stated Value $1.00. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                                NBT BANCORP INC.
                     FORM 10-Q--Quarter Ended March 31, 1999


                                TABLE OF CONTENTS





PART I       FINANCIAL INFORMATION

Item 1       Interim Financial Statements (Unaudited)

             Consolidated Balance Sheets at March 31, 1999, December 31, 1998 (Audited), and March 31, 1998

             Consolidated Statements of Income for the three month periods ended March 31, 1999 and 1998

             Consolidated Statements of Stockholders' Equity for the three month periods ended March 31, 1999 and 1998

             Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999 and 1998

             Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 1999 and 1998

             Notes  to  Interim  Consolidated  Financial Statements at March 31,
             1999

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

SIGNATURES

INDEX TO EXHIBITS

NBT BANCORP INC. AND SUBSIDIARY                                       MARCH 31,       December 31,       March 31,
CONSOLIDATED BALANCE SHEETS                                             1999              1998             1998
-------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                      (UNAUDITED)                        (Unaudited)
ASSETS
Cash                                                                  $   48,271       $   47,181       $   39,708
Loans held for sale                                                        3,506            2,887            3,652
Securities available for sale, at fair value                             354,393          355,758          432,997
Securities held to maturity (fair value-$33,731,
 $35,095 and $36,034)                                                     33,731           35,095           36,035
Loans:
 Commercial and agricultural                                             406,626          388,509          339,192
 Real estate mortgage                                                    165,980          160,025          140,229
 Consumer                                                                265,636          272,971          268,965
-------------------------------------------------------------------------------------------------------------------
  Total loans                                                            838,242          821,505          748,386
 Less allowance for loan losses                                           13,209           12,962           11,984
-------------------------------------------------------------------------------------------------------------------
  Net loans                                                              825,033          808,543          736,402
Premises and equipment, net                                               20,222           20,241           19,462
Intangible assets, net                                                     7,322            7,572            8,352
Other assets                                                              14,612           12,732           12,691
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $1,307,090       $1,290,009       $1,289,299
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                         $  138,456       $  154,146       $  125,873
 Savings, NOW, and money market                                          379,582          391,614          359,884
 Time                                                                    507,050          498,445          553,293
-------------------------------------------------------------------------------------------------------------------
  Total deposits                                                       1,025,088        1,044,205        1,039,050
Short-term borrowings                                                    105,551           96,589          106,563
Other borrowings                                                          35,168           10,171           10,180
Other liabilities                                                         10,104            8,412            6,642
-------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                    1,175,911        1,159,377        1,162,435
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, no par, stated value $1.00; shares
   authorized-2,500,000                                                        -                -                -
  Common stock, no par, stated value $1.00; shares
   authorized-15,000,000; issued  13,015,789,
   13,015,789 and 9,429,963                                               13,016           13,016            9,430
  Capital surplus                                                        111,726          111,749           96,915
  Retained earnings                                                       18,194           15,512           25,782
  Accumulated other comprehensive income                                   1,287            3,317            1,786
  Common stock in treasury at cost, 600,953,
   599,507, and 390,534 shares                                           (13,044)         (12,962)          (7,049)
-------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                             131,179          130,632          126,864
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,307,090       $1,290,009       $1,289,299
-------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY                                                 Three months ended March 31,
CONSOLIDATED STATEMENTS OF INCOME                                         1999                               1998
------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                                 (Unaudited)
Interest and fee income:
Loans and loans held for sale                                          $18,008                            $17,038
Securities - taxable                                                     5,682                              7,891
Securities - tax exempt                                                    238                                274
Other                                                                       81                                 53
------------------------------------------------------------------------------------------------------------------
 Total interest and fee income                                          24,009                             25,256
------------------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                                 8,284                              9,491
Short-term borrowings                                                    1,075                              1,675
Other borrowings                                                           155                                 55
------------------------------------------------------------------------------------------------------------------
 Total interest expense                                                  9,514                             11,221
------------------------------------------------------------------------------------------------------------------
Net interest income                                                     14,495                             14,035
Provision for loan losses                                                  975                              1,100
------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                     13,520                             12,935
------------------------------------------------------------------------------------------------------------------

Noninterest income:
Trust                                                                      835                                802
Service charges on deposit accounts                                        961                                869
Securities gains                                                           471                                218
Other                                                                      792                                679
------------------------------------------------------------------------------------------------------------------
 Total noninterest income                                                3,059                              2,568
------------------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                                           4,616                              4,687
Office supplies and postage                                                473                                500
Occupancy                                                                  674                                686
Equipment                                                                  621                                480
Professional fees and outside services                                     567                                648
Data processing and communications                                         910                                901
Amortization of intangible assets                                          251                                291
Other operating                                                            668                              1,209
------------------------------------------------------------------------------------------------------------------
 Total noninterest expense                                               8,780                              9,402
------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               7,799                              6,101
Income taxes                                                             2,988                              1,029
------------------------------------------------------------------------------------------------------------------
 NET INCOME                                                            $ 4,811                            $ 5,072
------------------------------------------------------------------------------------------------------------------

Earnings per share:
 Basic                                                                 $  0.39                            $  0.40
 Diluted                                                               $  0.38                            $  0.39
------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------
                                                                              Accumulated
                                                                                    Other
                                     Common        Capital     Retained     Comprehensive      Treasury
                                      Stock        Surplus     Earnings            Income         Stock        Total
----------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                        (Unaudited)

BALANCE AT DECEMBER 31, 1997        $ 9,430       $ 96,494      $22,249            $2,373      $ (7,203)    $123,343
Net income                                                        5,072                                        5,072
Cash dividends - $0.122 per share                                (1,539)                                      (1,539)
Purchase of 31,100 treasury shares                                                                 (835)        (835)
Sale of 56,437 treasury shares to
  employee benefit plans and other
  stock plans                                          421                                          989        1,410
Unrealized loss on securities
  available for sale, net of
  reclassification adjustment,
  and deferred taxes of $405                                                         (587)                      (587)
----------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998           $ 9,430       $ 96,915      $25,782            $1,786      $ (7,049)    $126,864
----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998        $13,016       $111,749      $15,512            $3,317      $(12,962)    $130,632
Net income                                                        4,811                                        4,811
Cash dividends - $0.170 per share                                (2,113)                                      (2,113)
Payment in lieu of fractional shares                                (16)                                         (16)
Purchase of 77,500 treasury shares                                                               (1,728)      (1,728)
Sale of 76,054 treasury shares to
  employee benefit plans and other
  stock plans                                          (23)                                       1,646        1,623
Unrealized loss on securities
  available for sale, net of
  reclassification adjustment,
  and deferred taxes of $1,402                                                     (2,030)                    (2,030)
----------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999           $13,016       $111,726      $18,194            $1,287      $(13,044)    $131,179
----------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY                                              Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                           1999              1998
-----------------------------------------------------------------------------------------------------------
(in thousands)                                                                        (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                   $  4,811          $  5,072
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses                                                        975             1,100
 Depreciation of premises and equipment                                           528               463
 Amortization of premiums and accretion of discounts on
  securities                                                                     (333)             (444)
 Amortization of intangible assets                                                251               291
 Proceeds from sale of loans originated for sale                                  442             1,009
 Loans originated for sale                                                     (1,061)           (1,375)
 Gain on sale of other real estate owned, net                                    (188)              (38)
 Realized gains on sales of securities                                           (471)             (218)
 Increase in interest receivable                                                 (332)             (360)
 Increase  (decrease) in interest payable                                         (25)              724
 Other, net                                                                     1,248            (2,555)
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       5,845             3,669
-----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from maturities                                                      24,148            15,080
 Proceeds from sales                                                           54,234            52,271
 Purchases                                                                    (79,645)          (60,046)
Securities held to maturity:
 Proceeds from maturities                                                       4,027             4,124
 Purchases                                                                     (2,663)           (4,019)
Net increase in loans                                                         (17,495)          (13,906)
Purchase of premises and equipment, net                                          (509)           (1,164)
Proceeds from sales of other real estate owned                                    540               317
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (17,363)           (7,343)
-----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                           (19,117)           24,867
Net increase (decrease) in short-term borrowings                                8,962           (27,964)
Proceeds from issuance of other borrowings                                     25,000            10,000
Repayments of other borrowings                                                     (3)               (3)
Proceeds from issuance of treasury shares to
 employee benefit plans and other stock plans                                   1,623             1,410
Purchase of treasury stock                                                     (1,728)             (835)
Cash dividends and payment for fractional shares                               (2,129)           (1,539)
-----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      12,608             5,936
-----------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                       1,090             2,262
Cash and cash equivalents at beginning of year                                 47,181            37,446
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 48,271          $ 39,708
-----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION:
 Cash paid during the period for:
  Interest                                                                   $  9,539          $ 10,497
  Income taxes                                                                    288             1,836
-----------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY                                      Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                        1999                 1998
--------------------------------------------------------------------------------------------------
(in thousands)                                                              (Unaudited)

Net Income                                                           $4,811               $5,072
--------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax
     Unrealized holding gains (losses) arising during
         period [pre-tax amounts of $(2,961) and $(774)]             (1,751)                (458)
     Less: Reclassification adjustment for net gains included
         in net income [pre-tax amounts of $(471) and $(218)]          (279)                (129)
--------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                              (2,030)                (587)
--------------------------------------------------------------------------------------------------
Comprehensive income                                                 $2,781               $4,485
--------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 1999

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its wholly-owned subsidiary, NBT Bank, N.A. (Bank). All intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.
     The determination of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.
     The balance sheet at December 31, 1998 has been derived from audited financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 1998.
     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All share and per share data has been adjusted retroactively for stock dividends and splits. The following is a reconciliation of basic and diluted earnings per share for the periods presented in the income statement.

-------------------------------------------------------------------------------------------------
Three months ended March 31,                                           1999                 1998
-------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Basic EPS:
  Weighted average common shares outstanding                         12,420               12,646
  Net income available to common shareholders                       $ 4,811              $ 5,072
-------------------------------------------------------------------------------------------------
Basic EPS                                                           $  0.39              $  0.40
-------------------------------------------------------------------------------------------------

Diluted EPS:
  Weighted average common shares outstanding                         12,420               12,646
  Dilutive common stock options                                         157                  211
-------------------------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                                 12,577               12,857
  Net income available to common shareholders                       $ 4,811              $ 5,072
-------------------------------------------------------------------------------------------------
Diluted EPS                                                         $  0.38              $  0.39
-------------------------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
     In June 1998,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives would be dependent on the use of the derivative and the type of risk being hedged. The statement is effective for all quarters of fiscal years beginning after June 15, 1999. At the present time, the Company has not fully analyzed the effect or timing of the adoption of SFAS No. 133 on the Company's consolidated financial statements.

     In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities". This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the accounting for such securities by a non-mortgage banking enterprise. This statement is effective for the first quarter beginning after December 15, 1998, and did not have any impact on our financial position or results of operations as we do not currently securitize mortgage loans.

NBT BANCORP INC. AND SUBSIDIARY
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiary, NBT Bank, N.A. (Bank) collectively referred to herein as the Company. This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this FORM 10-Q as well as to the Company's 1998 FORM 10-K for an understanding of the following discussion and analysis. In June of 1998, the Company distributed a four-for-three stock split effected in the form of a 33 1/3% stock dividend. In December 1998, the Company distributed a 5% stock dividend, the thirty-ninth consecutive year a stock dividend has been declared. Throughout this discussion and analysis, amounts per common share and common shares outstanding have been adjusted retroactively for stock dividends and splits.
     On April 26, 1999, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.17 per share. The cash dividend will be paid on June 15, 1999 to stockholders of record as of June 1, 1999.

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

YEAR 2000
The Year 2000 issue presents a number of difficult challenges to the Company. Information systems are often complex and have been developed over many years through a variety of computer languages and hardware platforms. The Year 2000 issue refers to the programming of existing software applications using a two digit year field. This coding presents a potential problem when the year begins with "20", instead of "19". Computers may interpret the year as 1900 instead of 2000, creating possible system failure or miscalculation of financial data.
     A committee continues to direct the Company's Year 2000 activities under the framework of the FFIEC's Five-Step Program. The FFIEC's Five-Step Program includes the following phases: Awareness, Assessment, Renovation, Validation and Implementation. The Awareness Phase, 100% complete, defines the Year 2000 problem and gains executive level support for the necessary resources to prepare the Company for Year 2000 compliance. The Assessment Phase, 100% complete, assesses the size and complexity of the problem and details the magnitude of the effort necessary to address the Year 2000 issues. Although the Awareness and Assessment Phases are complete, the Company will continue to evaluate any new issues as they arise. The Renovation Phase, 100% complete, includes code enhancements, hardware and software updates, system replacements, vendor certification, and other associated changes. The Validation Phase, 95% complete, includes the testing of incremental changes to hardware and software components. The Validation Phase is scheduled to be substantially complete by May 30, 1999. The Implementation Phase, 97% complete, certifies that systems are Year 2000 compliant and have been accepted by the end users. The Implementation Phase is scheduled to be substantially complete by May 30, 1999. The Company has been addressing Informational Technology (IT) and non IT systems. The Company has categorized all systems as mission critical, high, medium or low priority with respect to its ability to influence business functions. The Company has completed the development of test and validation methodologies for its IT systems. Testing of applications is well underway and is scheduled to be complete by June 30, 1999. In some cases, the Company is relying on the service providers and software vendors to facilitate proxy testing with a selected group of users, including the Company. The Company is reviewing the test plans and validating the results of the proxy testing to ensure the Year 2000 compliance of those systems. The Company has contracted with McGladrey and Pullen to perform an independent third party review of all proxy test results. To date, these proxy tests and reviews have identified no significant Year 2000 issues. To ensure compliance of non IT systems where testing is not possible, the Company has contacted the manufacturers and suppliers for Year 2000 certification. Based on responses from manufacturers and suppliers of non IT systems, the Company does not anticipate incurring any material expenses due to unpreparedness of the non IT systems.

     The Company has identified material third party relationships to minimize the potential loss from unpreparedness of these parties. The Company continues to work closely with Fiserv, its data services and items processing provider, regarding Year 2000 compliance.
     The Company has tested its mission critical trust accounting system to ensure Year 2000 compliance. The testing and validation of this system was completed during the fourth quarter of 1998. Test results were reviewed by internal staff and did not disclose any significant Year 2000 issues. In addition, the system was also tested by the software vendor and two user groups made up of other banks. Results of these tests did not identify any significant Year 2000 issues. Other non mission critical systems in use by the trust department are in the process of review for Year 2000 compliance and are expected to be complete by June 30, 1999. In addition, the trust department is following the FFIEC's Year 2000 Fiduciary Service Guidance. The fiduciary review includes the following steps: account and asset administration, third party risk, counter party risk, transfer agent risk, and client disclosure. A Year 2000 compliance review is being conducted on those companies in which significant trust assets are invested. As of March 31, 1999 approximately 90% of significant assets had been preliminarily reviewed. Updates on the status of these companies will continue throughout 1999. The trust account review process has been modified to include specific Year 2000 issues. Third party and counter party fiduciary risk is being addressed by communicating with various vendors and service providers to ascertain their Year 2000 compliance. All customers and beneficiaries of the trust department have been contacted regarding the Company's efforts to identify and reduce Year 2000 risk.
     The Company has evaluated the Year 2000 readiness of its major borrowers and fund providers to assess their readiness and identify potential problems. The Company has assessed the preparedness of its 75 largest commercial borrowers, as well as 25 random commercial borrowers. These borrowers were evaluated and rated as low, medium or high risk. For the medium and high risk customers, an action plan for compliance has been developed, up to and including credit risk downgrades and requests for additional collateral. The Company has also assessed the preparedness of its 60 largest deposit account relationships, as well as 45 random depositors. The providers were also evaluated and rated as high, medium or low risk. The Company has scheduled follow up with the high risk and material fund providers to ensure they are taking necessary steps to become Year 2000 compliant. The Company also completed an assessment of its other material funding sources and counter parties, with no high risk relationships being identified. Continuous monitoring of significant new relationships is performed to ensure Year 2000 preparedness. In addition, the Company has modified its liquidity crisis plan to minimize funding risk due to the Year 2000 issue. The Company is monitoring customer behavior to determine the cash availability requirements and the associated impact to its liquidity funding position and will update the liquidity crisis plan as necessary.
     As of March 31, 1999 the Company has incurred approximately $400,000 in expenses directly related to the Year 2000 issue. Additionally, the Company forecasts spending approximately $175,000 by December 31,1999 to ensure Year 2000 readiness. These amounts include the cost of additional hardware and software, as well as technology consultants contracted to assist in the preparation for the Year 2000; however, they do not include a valuation for the considerable time employees spent or will spend on Year 2000 preparedness. The Company has included the cost of the Year 2000 issue in its 1999 annual budget. Due to the uniqueness of the Year 2000 issue, it is difficult to quantify the potential loss in revenue. Based on efforts to ensure systems will function properly, the Company believes it reasonable that no material loss in revenue will occur. The Company believes that its reasonably likely worst case Year 2000 scenario is a material increase in credit losses due to Year 2000 problems of the Company's borrowers, as well as disruption in financial markets causing liquidity stress. As previously mentioned, the Company has attempted to minimize these risks by identifying the material borrowers and fund providers and assessing their progress toward Year 2000 compliance.
     The Company is currently developing a business resumption contingency plan to help ensure continued operations in the event of Year 2000 system failures. This contingency plan will be consistent with the Company's disaster recovery plan with modifications for Year 2000 risks. The business resumption contingency plan is scheduled to be complete by June 30, 1999.

OVERVIEW
Net income of $4.8 million ($0.38 per diluted share) was recognized in the first quarter of 1999, down from first quarter 1998 net income of $5.1 million ($0.39 per diluted share). The decline in net income can be attributed to increased income tax expense between the reporting periods, resulting from a $1 million tax benefit in the first quarter of 1998 that was available only through year-end 1998. The first quarter net income before taxes of $7.8 million was $1.7 million higher than the first quarter of 1998. The increase in pre-tax income can be attributed to improvements in the net interest income, noninterest income and noninterest expense categories.
     Table 1 depicts several measurements of performance on an annualized basis. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios declined for the quarter compared to the same period a year previous. The decline in these ratios can be attributed to the increased income tax expense previously mentioned.

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

TABLE 1
PERFORMANCE MEASUREMENTS
-------------------------------------------------------------------------------------------------
                                       First     Second     Third     Fourth    Twelve      FIRST
                                     Quarter    Quarter   Quarter    Quarter    Months    QUARTER
                                        1998       1998      1998       1998      1998       1999
-------------------------------------------------------------------------------------------------
Return on average assets               1.60%      1.47%     1.46%      1.40%     1.48%      1.54%
Return on average equity              16.49%     14.92%    14.54%     13.87%    14.93%     14.87%
Net interest margin                    4.75%      4.68%     4.79%      4.80%     4.76%      4.96%
-------------------------------------------------------------------------------------------------

NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest-bearing liabilities, as well as the volumes of such assets and liabilities. Table 2 represents an analysis of net interest income on a federal taxable equivalent basis.
     Federal taxable equivalent (FTE) net interest income increased $0.5 million for the first quarter of 1999 compared to the same period of 1998. This increase was accomplished despite a minimal decline in average earning assets.
     Total FTE interest income declined $1.2 million compared to first quarter 1998, primarily the result of a 32 basis point decline in the yield on average earning assets. During the same time period, total interest expense declined $1.7 million. The cost of interest bearing liabilities decreased 54 basis points, as certificates of deposits and short-term borrowing costs declined. A $35.8 million reduction in average interest bearing liabilities between reporting periods also contributed to the decline in overall interest expense, as certificates of deposit and short-term borrowing volumes declined.
     Another important performance measurement of net interest income is the net interest margin. This is computed by dividing annualized FTE net interest income by average earning assets for the period. Net interest margin increased to 4.96% for first quarter 1999, up from 4.75% for the comparable period in 1998. The increase in the net interest margin is primarily a result of the 22 basis point increase in the interest rate spread between the reporting periods. Also contributing to the improved net interest margin is increased funding of earning assets from noninterest bearing sources.

TABLE 2
COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME
                                  Three months ended March 31,
ANNUALIZED
YIELD/RATE                                               AMOUNTS                 VARIANCE
1999    1998   (dollars in thousands)                 1999      1998    TOTAL     VOLUME        RATE
----    ----                                          ----      ----    -----     ------        ----
3.63%   5.09%  Interest bearing deposits           $     3   $     1  $     2    $     2    $     -
               Federal funds sold and securities
4.63%   5.51%   purchased under agreements to resell     2         1        1          1          -
4.74%   5.44%  Other short-term investments             76        51       25         33         (8)
6.78%   7.18%  Securities available for sale         5,500     7,688   (2,188)    (1,779)      (409)
6.71%   7.82%  Loans held for sale                      57        72      (15)        (6)        (9)
               Securities held to maturity:
6.46%   6.67%   Taxable                                203       225      (22)       (15)        (7)
6.45%   7.19%   Tax exempt                             345       399      (54)       (15)       (39)
8.83%   9.36%  LOANS                                18,043    17,024    1,019      2,004       (985)
               -------------------------------------------------------------------------------------
8.17%   8.49%  Total interest income                24,229    25,461   (1,232)       225     (1,457)

2.75%   2.91%  Money market deposit accounts           618       638      (20)        15        (35)
1.50%   1.68%  NOW accounts                            517       504       13         70        (57)
2.76%   2.85%  Savings accounts                      1,082     1,069       13         51        (38)
4.97%   5.50%  Certificates of deposit               6,067     7,280   (1,213)      (546)      (667)
4.79%   5.67%  Short-term borrowings                 1,075     1,675     (600)      (364)      (236)
5.32%   5.33%  OTHER BORROWINGS                        155        55      100        100          -
               -------------------------------------------------------------------------------------
3.91%   4.45%  TOTAL INTEREST EXPENSE                9,514    11,221   (1,707)      (674)    (1,033)
               -------------------------------------------------------------------------------------
               Net interest income                 $14,715   $14,240  $   475    $   899    $  (424)
               =====================================================================================
4.26%   4.04%  Interest rate spread
====    ====   ====================
4.96%   4.75%  Net interest margin
====    ====   ====================
               FTE adjustment                      $   220   $   205
               ==============                      =======   =======

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a valuation allowance established to provide for the estimated losses related to the collection of the Company's loan portfolio. The allowance is maintained at a level considered adequate to provide for loan loss exposure based on management's estimate of probable losses in the portfolio considering an evaluation of risk, prevailing and anticipated economic factors, and past loss experience. Management determines the provision and allowance for loan losses based on a number of factors including a comprehensive in-house loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify potential problem loans, credit concentration, and other risk factors such as current and projected economic conditions. The allowance for loan losses to outstanding loans at March 31, 1999 was 1.58%, compared to 1.60% at March 31, 1998. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.
     Table 3 reflects changes to the allowance for loan losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs for the first quarter of 1999 were $0.7 million, or 0.36% of average loans, compared to $0.7 million, or 0.38% of average loans for the same period of 1998. The decline in charge-offs as a percent of average loans indicates an improvement in the Company's loan quality.

TABLE 3
ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------
                                                                 Three months ended March 31,
(dollars in thousands)                                    1999                                 1998
------------------------------------------------------------------------------------------------------------
Balance, beginning of period                           $12,962                              $11,582
Recoveries                                                 194                                  188
Charge-offs                                               (922)                                (886)
------------------------------------------------------------------------------------------------------------
Net (charge-offs)                                         (728)                                (698)
Provision for loan losses                                  975                                1,100
------------------------------------------------------------------------------------------------------------
Balance, end of period                                 $13,209                              $11,984
------------------------------------------------------------------------------------------------------------
COMPOSITION OF NET CHARGE-OFFS
Commercial and agricultural                            $  (325)    45%                      $  (316)    45%
Real estate mortgage                                       (28)     4%                          (21)     3%
Consumer                                                  (375)    51%                         (361)    52%
------------------------------------------------------------------------------------------------------------
Net charge-offs                                        $  (728)   100%                      $  (698)   100%
------------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average loans                      0.36%                                0.38%
------------------------------------------------------------------------------------------------------------

Net charge-offs to average loans for the year ended
 December 31, 1998                                                                                    0.42%
------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Table 4 below presents quarterly and period to date noninterest income. Noninterest income for the first quarter of 1999, excluding security gains, increased $0.2 million or 10.1% when compared to first quarter 1998. Trust income continued its growth trend as managed assets have steadily increased. Deposit service charges have increased as the Company has experienced an increase in overdraft fees resulting from an increase in demand deposit accounts. Other income increased as a result of an increase in ATM fee income due to increased use and the installation of additional machines throughout our market areas.
     Security gains increased $0.3 million for the first quarter 1999 as compared to first quarter 1998. This increase can be attributed to the change in market conditions between the two periods.

TABLE 4
NONINTEREST INCOME
------------------------------------------------------------------------------------------------------
                                          First    Second      Third     Fourth    Twelve      FIRST
                                        Quarter   Quarter    Quarter    Quarter    Months    QUARTER
(dollars in thousands)                     1998      1998       1998       1998      1998       1999
------------------------------------------------------------------------------------------------------
Trust income                             $  802    $  802     $  803     $  708    $3,115     $  835
Service charges on deposit accounts         869       900        956      1,024     3,749        961
Securities gains                            218       227        168         11       624        471
Other income                                679       610        594        608     2,491        792
------------------------------------------------------------------------------------------------------
  Total noninterest income               $2,568    $2,539     $2,521     $2,351    $9,979     $3,059
------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Table 5 presents components of noninterest expense as well as selected operating efficiency ratios. Total noninterest expense declined $0.6 million between the quarter ended March 31, 1999 and the same period for 1998. The decline in noninterest expense is a reflection of the Company's expense control efforts.
     Other operating expense for the first quarter of 1999 experienced a $0.5 million decline compared to the first quarter of 1998. In addition to a decline in recurring other operating expenses, the Company recognized a nonrecurring gain of $0.2 million on the sale of other real estate owned in the first quarter of 1999.
     Equipment expense for the quarter ended March 31, 1999 experienced a $0.1 million increase compared to the same period in 1998, primarily attributable to increased equipment depreciation and maintenance.

     Two important operating efficiency measures that the Company closely monitors are the efficiency and expense ratios. The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by net interest income plus noninterest income (excluding net security gains and losses and nonrecurring income). The efficiency ratio declined to 51.8% in the first quarter of 1999 from 56.7% in the same period of 1998. This favorable decline was a result of the increase in net interest income as well as the reduction in noninterest expense. The expense ratio is computed as total noninterest expense (excluding nonrecurring charges) less noninterest income (excluding net security gains and losses and nonrecurring income) divided by average assets. The expense ratio declined to 2.0% for the first quarter 1999, from 2.2% for the same period of 1998. This favorable decline is a result of the reduction in noninterest expense.

TABLE 5
NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
--------------------------------------------------------------------------------------------------
                                        First     Second     Third    Fourth     Twelve     FIRST
                                      Quarter    Quarter   Quarter   Quarter     Months   QUARTER
(dollars in thousands)                   1998       1998      1998      1998       1998      1999
--------------------------------------------------------------------------------------------------
Salaries and employee benefits          4,687      4,607     4,920     4,988     19,202     4,616
Office supplies and postage               500        465       441       506      1,912       473
Occupancy expense                         686        695       656       806      2,843       674
Equipment expense                         480        580       668       647      2,375       621
Professional fees and outside services    648        615       724       849      2,836       567
Data processing and communications        901        862       872       942      3,577       910
Amortization of intangible assets         291        271       255       253      1,070       251
Other operating  expense                1,209      1,444     1,171     1,489      5,313       668
--------------------------------------------------------------------------------------------------
  Total noninterest expense           $ 9,402     $9,539    $9,707   $10,480    $39,128    $8,780
--------------------------------------------------------------------------------------------------
Efficiency ratio                        56.67%     57.39%    56.71%    60.84%     57.92%    51.83%
Expense ratio                            2.23%      2.25%     2.27%     2.49%      2.31%     2.04%
Average full-time equivalent
 employees                                488        488       495       487        489       486
Average assets per average
 full-time  equivalent employee
 (millions)                           $   2.6     $  2.6    $  2.6   $   2.7    $   2.6    $  2.6
--------------------------------------------------------------------------------------------------

INCOME TAXES
Income tax expense was $3.0 million for the first quarter of 1999 compared to $1.0 million for the first quarter of 1998. The increase in income taxes during the first quarter of 1999 can be attributed to a $1.0 million tax benefit for the first quarter of 1998 resulting from a corporate realignment. The increased income before income taxes between reporting periods also contributed to the increased tax expense.

BALANCE SHEET
The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.

TABLE 6
AVERAGE BALANCES
--------------------------------------------------------------------------------------------------
                                                                    Three months ended
                                                                        March 31,
(dollars in thousands)                                    1999                               1998
--------------------------------------------------------------------------------------------------
Cash and cash equivalents                           $   39,813                         $   37,207
Securities available for sale, at fair value           333,693                            438,750
Securities held to maturity                             34,391                             36,162
Loans held for sale                                      3,428                              3,743
Loans                                                  828,363                            738,012
Deposits                                             1,023,920                          1,024,102
Short-term borrowings                                   91,010                            119,746
Other borrowings                                        11,836                              4,182
Stockholders' equity                                   131,209                            124,700
Assets                                               1,267,325                          1,281,520
Earning assets                                       1,202,323                          1,216,253
Interest bearing liabilities                        $  988,035                         $1,023,795
--------------------------------------------------------------------------------------------------

SECURITIES
Average total securities were $106.8 million less for the first quarter of 1999 than for the same period of 1998. The majority of this decline was in the available for sale portfolio. During the first quarter of 1999, the securities portfolio represented 30.2% of average earning assets compared to 38.7% for the first quarter of 1998. Investments are primarily U.S. Governmental agencies guaranteed securities classified as available for sale. Held to maturity securities are obligations of the State of New York political subdivisions and do not include any direct obligations of the State of New York. At March 31, 1999, the securities portfolio was comprised of 91% available for sale and 9% held to maturity securities.

LOANS
Average loan volume for the first quarter of 1999 was $90.4 million, or 12.2% greater than the first quarter 1998 average. Average loan growth has been present in the commercial and mortgage portfolios with increases of $66.7 million and $25.1 million, respectively. Average consumer loans experienced a minimal decline between the reporting periods.
     The Company has continued to experience an increase in the demand for commercial loans, primarily in the business and real estate categories. Aggressive marketing and improved product delivery has resulted in an increase in the mortgage portfolio during the recent period of high refinance activity. The Company does not engage in highly leveraged transactions or foreign lending activities.

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming  assets  consist of  nonaccrual  loans and other real estate owned
(OREO). Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair market value, less any estimated disposal costs.
     Total nonperforming assets decreased $1.9 million at March 31, 1999 compared to March 31, 1998. The decrease in nonperforming assets can be attributed to a $2.2 million decline in impaired commercial and agricultural loans, partially offset by an increase in other real estate owned of $0.3 million. The primary reason for the reduction in nonperforming commercial and agricultural loans can be attributed to the sale of real estate property pledged as collateral for these loans. The changes in nonperforming assets are presented in Table 7 below.
     At March 31, 1999, the recorded investment in impaired loans was $2.3 million. Included in this amount is $0.6 million of impaired loans for which the specifically allocated allowance for loan loss is $0.1 million. In addition, included in impaired loans is $1.7 million of impaired loans that, as a result of the adequacy of collateral values and cash flow analysis, do not have a specific reserve. At December 31, 1998, the recorded investment in impaired loans was $2.4 million, of which $1.1 million had a specific allowance allocation of $0.2 million and $1.3 million for which there was no specific reserve. At March 31, 1998, the recorded investment in impaired loans was $4.5 million, of which $2.7 million had a specific allowance allocation of $0.4 million and $1.8 million of which there was no specific reserve. The Company classifies all commercial and small business nonaccrual loans as impaired loans.

TABLE 7
NONPERFORMING ASSETS AND RISK ELEMENTS
------------------------------------------------------------------------------------------------------------
                                                         MARCH 31,         December 31,         March 31,
(in thousands)                                             1999                1998                1998
------------------------------------------------------------------------------------------------------------
Commercial and agricultural loans                   $2,301      64%     $2,394      67%     $4,546      78%
Real estate mortgage                                   505      14%        437      12%        425       7%
Consumer                                               811      22%        762      21%        852      15%
------------------------------------------------------------------------------------------------------------
  Total nonaccrual loans                             3,617     100%      3,593     100%      5,823     100%
------------------------------------------------------------------------------------------------------------
Other real estate owned                                869               1,164                 564
------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                         4,486               4,757               6,387
------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Commercial and agricultural                             -       -%        291      25%        515      57%
 Real estate mortgage                                  160      35%        341      30%        122      14%
 Consumer                                              299      65%        526      45%        263      29%
------------------------------------------------------------------------------------------------------------
  Total                                                459     100%      1,158     100%        900     100%
------------------------------------------------------------------------------------------------------------
  Total assets containing risk elements             $4,945              $5,915              $7,287
------------------------------------------------------------------------------------------------------------
Total nonperforming assets to loans                           0.54%               0.58%               0.85%
Total assets containing risk elements to loans                0.59%               0.72%               0.97%
Total nonperforming assets to assets                          0.34%               0.37%               0.50%
Total assets containing risk elements to assets               0.38%               0.46%               0.57%
------------------------------------------------------------------------------------------------------------

DEPOSITS
Customer deposits represent the greatest source of funding assets. Average total deposits for the quarter ended March 31, 1999 and 1998 were $1.0 billion. While average total deposits remained stable between the reporting periods, the mix changed with demand and savings deposits experiencing increases of $14.5 million and $27.4 million, respectively, while time deposits declined $42.1 million.

BORROWED FUNDS
The Company's borrowed funds consist of short-term borrowings and other borrowings. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, and other short-term borrowings which consist primarily of Federal Home Loan Bank (FHLB) advances with an original maturity of one day up to one year. Other borrowings consist of fixed rate FHLB advances with an original maturity greater than one year. Average borrowings for the three months ended March 31, 1999 declined $21.1 million, or 17.0% compared to the same period of 1998.

CAPITAL AND DIVIDENDS
Stockholders' equity of $131.2 million represents 10.0% of total assets at March 31, 1999, compared with $126.9 million, or 9.8% a year previous, and $130.6 million, or 10.1% at December 31, 1998.
     In December 1998, the Company distributed a 5% stock dividend, the thirty-ninth consecutive year a stock dividend has been declared. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.
     Capital is an important factor in ensuring the safety of depositors' accounts. During both 1998 and 1997, the Company earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality and security portfolio strength.
     As the capital ratios in Table 8 indicate, the Company remains well capitalized. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

TABLE 8
CAPITAL MEASUREMENTS
--------------------------------------------------------------------------------------------------
                                              First      Second      Third     Fourth       FIRST
                                            Quarter     Quarter    Quarter    Quarter     QUARTER
                                               1998        1998       1998       1998        1999
--------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                         9.19%       9.27%      9.36%      9.33%       9.75%
Tier 1 capital ratio                         15.30%      15.13%     14.95%     14.69%      14.87%
Total risk-based capital ratio               16.56%      16.38%     16.21%     15.94%      16.12%
Cash dividends as a percentage
 of net income                               30.33%      36.55%     38.61%     40.37%      43.93%
Per common share:
 Book value                                 $10.02      $10.23     $10.58     $10.52      $10.57
 Tangible book value                        $ 9.36      $ 9.59     $ 9.96     $ 9.91      $ 9.98
--------------------------------------------------------------------------------------------------

The accompanying Table 9 presents the high, low and closing sales price for the common stock as reported on the NASDAQ National Market System, and cash dividends declared per share of common stock. At March 31, 1999, total market capitalization of the Company's common stock was approximately $259 million compared with $253 million at March 31, 1998. The change in market capitalization is due to an increase in the market price. The Company's price to book value ratio was 1.98 at March 31, 1999 and 2.00 a year ago. The Company's price was 14 times annualized earnings at March 31, 1999, compared to 13 times a year previous.

TABLE 9
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
---------------------------------------------------------------------------------------
                                                                                  Cash
                                                                             Dividends
Quarter Ending               High              Low             Close          Declared
---------------------------------------------------------------------------------------
1998
---------------------------------------------------------------------------------------
March 31                   $20.00           $16.79            $20.00            $0.122
June 30                     24.65            19.29             24.17             0.162
September 30                25.00            18.46             21.90             0.162
December 31                 25.50            20.71             23.38             0.170
---------------------------------------------------------------------------------------
1999
---------------------------------------------------------------------------------------
MARCH 31                   $24.50           $20.88            $20.88            $0.170
---------------------------------------------------------------------------------------

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

     The Company's primary measure of liquidity is called the basic surplus, which compares the adequacy of cash sources to the amounts of volatile funding sources. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources. Accordingly, the Company has established borrowing agreements with other banks (Federal Funds), the Federal Home Loan Bank of New York (short and long-term borrowings which are denoted as advances), and repurchase agreements with investment companies.
     At March 31, 1999 and 1998, the Company's basic surplus ratios (net access to cash and secured borrowings as a percentage of total assets) were approximately 5% and 7%, respectively. The Company has set a present internal minimum guideline range of 5% to 7%. As these ratios indicate, the Company's liquidity is within management standards. In addition, the Asset/Liability Management Committee has determined that liquidity is adequate to meet the cash flow requirements of the Company.

     Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. Through analysis of the interest sensitivity gap, the Company attempts to position its assets and liabilities to maximize net interest income in several different interest rate scenarios. As of March 31, 1999, the interest sensitivity gap indicates that the Company's assets and liabilities are closely matched and as a result, has minimal interest rate risk in the short-term.

While the static gap evaluation of interest rate sensitivity is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. Once the Company determines the extent of gap sensitivity, the next step is to quantify the potential impact of the interest sensitivity on net interest income. The Company utilizes a simulation model which measures the effect certain assumptions will have on net interest income over a short period of time, usually one or two years. These assumptions include, but are not limited to prepayments, potential call options of the investment portfolio and various interest rate environments. The following table presents the impact on net interest income of a gradual twelve-month increase or decrease in interest rates compared to a stable interest rate environment. The simulation projects net interest income over the next year using the March 31, 1999 balance sheet position.

TABLE 10
INTEREST RATE SENSITIVITY ANALYSIS
--------------------------------------------------------------
Change in interest rates                    Percent change in
(in basis points)                         net interest income
--------------------------------------------------------------
+200                                                  (2.74%)
+100                                                  (1.41%)
-100                                                  (0.06%)
-200                                                  (0.13%)
--------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
SELECTED FIVE YEAR DATA                             1998           1997           1996           1995           1994
---------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)

  Net income                                  $   19,102     $   14,749     $   12,179     $    9,329     $    6,508

  Return on average assets                          1.48%          1.20%          1.10%          0.90%          0.64%

  Return on average equity                         14.93%         12.97%         11.80%          9.18%          6.53%

  Net interest margin                               4.76%          4.67%          4.69%          4.43%          4.81%

  Efficiency ratio                                 57.92%         56.09%         60.74%         65.92%         70.22%

  Expense ratio                                     2.31%          2.20%          2.41%          2.51%          2.96%

  Tier 1 leverage ratio                             9.33%          8.91%          8.70%          8.80%          9.05%

  Tier 1 risk-based capital ratio                  14.69%         14.88%         14.06%         15.21%         16.09%

  Total risk-based capital ratio                   15.94%         16.13%         15.31%         16.46%         17.35%

  Cash dividend per share payout                   41.34%         37.91%         36.50%         42.61%         56.13%

  Earnings per share:
   Basic                                      $     1.52     $     1.18     $     0.98     $     0.72     $     0.50
   Diluted                                    $     1.49     $     1.16     $     0.97     $     0.72     $     0.50

  Cash dividends paid                         $    0.616     $    0.442     $    0.355     $    0.307     $    0.277

  Book value                                  $    10.52     $     9.77     $     8.65     $     8.47     $     7.56

  Tangible book value                         $     9.91     $     9.09     $     7.84     $     7.56     $     6.81

  Stock dividends distributed                       5.00%          5.00%          5.00%          5.00%          5.00%

  Market price:
   High                                       $    25.50     $    19.78     $    12.93     $    11.66     $    10.88
   Low                                        $    16.79     $    11.99     $    10.21     $     9.72     $     8.82
   End of year                                $    23.38     $    19.29     $    12.25     $    11.34     $    10.18

  Price/earnings ratio (assumes dilution)          15.69X         16.56x         12.59x         15.73x         20.49x
  Price/book value ratio                            2.22X          1.97x          1.42x          1.34x          1.35x

  Total assets                                $1,290,009     $1,280,585     $1,138,986     $1,106,266     $1,044,557

  Total stockholders' equity                  $  130,632     $  123,343     $  106,264     $  108,044     $   98,307

  Average diluted common shares
   outstanding (thousands)                        12,832         12,700         12,514         12,936         13,140
---------------------------------------------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Company.

Item  2 -- Changes in Securities

Following are listed changes in the Company's Common Stock outstanding during the quarter ended March 31, 1999 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future. There was no Preferred Stock outstanding during the quarter ended March 31, 1999.
     The Company has Stock Option Plans covering key employees. In January 1999, non-qualified stock options were granted for 199,500 shares of common stock at an option price of $21.63 per share. These options vest over a four year period with the first vesting date one year from the date of grant. Outstanding at March 31, 1999 are non-qualified stock options covering 829,392 shares at exercise prices ranging between $6.13 and $21.63 with expiration dates between February 11, 2000, and January 26, 2009. There are 1,650,356 shares of authorized common stock designated for possible issuance under the Plans, including the aforementioned shares. The number of shares designated for the Plans, the number of shares under existing options and the option price per share may be adjusted upon certain changes in capitalization, such as stock dividends, stock splits and other occurrences as enumerated in the Plans. (FORMs S-8, Registration Statement Nos. 33-18976, 33-77410 and 333-67615 filed with the Commission on December 9, 1987; April 6, 1994 and November 20, 1998, respectively).
     The Company has a Dividend Reinvestment Plan for stockholders under which no new shares of common stock were issued for the quarter ended March 31, 1999. There are 736,065 shares of authorized but unissued common stock designated for possible issuance under the Plan (the number of shares available has been adjusted for stock dividends and splits). (FORM S-3, Registration Statement No. 33-12247, filed with the Commission on February 26, 1987).
     The Company's Board of Directors has reserved 36,750 of authorized but unissued shares for future payment of an annual Board retainer. In January 1999, each Director was granted 125 shares which are restricted from one to three years for payment of their 1999 Board retainer. Shares were purchased from treasury therefore the number of authorized and unissued shares was not effected.
     The Company's Board of Directors has authorized the purchase on the open market by the Company of additional shares of treasury stock. These treasury shares are to be used for a variety of corporate purposes, primarily to meet the needs of the Company's 401(K) and Employee Stock Ownership Plan, Automatic Dividend Reinvestment and Stock Purchase Plan, Stock Option Plans, Retirement Savings Plan, Restricted Stock Agreements and Bank Trust Department directed IRA and HR-10 accounts. Purchases and sales during the first quarter of 1999 totalled 77,500 and 76,054, respectively, with 600,953 shares in treasury at March 31, 1999. Purchases were made at the prevailing market price in effect at the dates of the transactions. Subsequent sales to both the Company's Employee Stock Ownership Plan and Dividend Reinvestment and Stock Purchase Plan, if any, were made at the five day average of the highest and lowest quoted selling price of the Company's common stock on the National Market System of NASDAQ.

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

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Company's senior securities during the quarter ended March 31, 1999.

Item  4 -- Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on April 17, 1999. Stockholders approved a proposal to increase the number of directors to nine and voted on one other proposal, as described below. A copy of the Notice of Annual Stockholders' Meeting and Proxy Statement is incorporated by Reference to this FORM 10-Q as Exhibit No. 99.1. A complete description of each proposal is included in the Proxy Statement.

a. A proposal to fix the number of directors at nine was approved. Peter B. Gregory, Paul O. Stillman and J. Peter Chaplin were elected as directors with terms of office to expire at the 2002 Annual Meeting of Stockholders. William L. Owens was elected as director with a term of office to expire at the 2001 Annual Meeting of Stockholders. Dan B. Marshman was elected as director with a term of office to expire at the 2000 Annual Meeting of Stockholders.

     Peter B. Gregory was elected, with 10,388,980 votes FOR, and 103,062 votes WITHHELD. Paul O. Stillman was elected, with 10,365,725 votes FOR, and 126,317 votes WITHHELD. J. Peter Chaplin was elected, with 10,373,904 votes FOR, and 118,138 votes WITHHELD. William L. Owens was elected, with 10,407,341 votes FOR, and 84,700 votes WITHHELD. Dan B. Marshman was elected, with 10,408,611 votes FOR, and 83,431 votes WITHHELD.


b. Proposal to ratify the Board of Directors action in selection of KPMG LLP as Independent Public Accountants for the Company for 1999.

     The proposal was approved, with 10,466,187 votes FOR, 179,232 votes AGAINST, and 29,223 votes ABSTAINING.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

An index to exhibits follows the signature page of this FORM 10-Q.

No reports on FORM 8-K were filed by the Company during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of May, 1999.




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

FORM 10-Q
Exhibit                                                                                         Exhibit
NUMBER                                                                                          CROSS-REFERENCE
------                                                                                          ---------------
27.         Financial Data Schedule                                                             Herein

99.1        NBT BANCORP INC. Notice of Annual Stockholders Meeting                              *
             and Proxy dated March 17, 1999.
               Filed on March 16, 1999 pursuant to Section 14 of the
                Exchange Act, File No. 0-14703.

                                   EXHIBIT 27
                             Financial Data Schedule