Form 10-Q
period 1999-06-30
NBT BANCORP INC
filed 1999-08-13
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999.
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
   ACT OF 1934
For the transition period from ________ to ________.


                         COMMISSION FILE NUMBER 0-14703


                                NBT BANCORP INC.
             (Exact Name of Registrant as Specified in its Charter)

                               DELAWARE 16-1268674
          (State of Incorporation) (I.R.S. Employer Identification No.)

                  52 SOUTH BROAD STREET NORWICH, NEW YORK 13815
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (607) 337-6000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of July 31, 1999, there were 12,418,983 shares outstanding of the Registrant's common stock, No Par, Stated Value $1.00. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                                NBT BANCORP INC.
                    FORM 10-Q -- Quarter Ended June 30, 1999

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

Item 1       Interim Financial Statements (Unaudited)

             Consolidated Balance Sheets at June 30, 1999, December 31, 1998 (Audited), and June 30, 1998

             Consolidated Statements of Income for the three month and six month periods ended June 30, 1999 and 1998

             Consolidated Statements of Stockholders' Equity for the six month periods ended June 30, 1999 and 1998

             Consolidated Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998

             Consolidated Statements of Comprehensive Income for the three month and six month periods ended June 30, 1999 and 1998

             Notes to Interim Consolidated Financial Statements at June 30, 1999

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

SIGNATURES

INDEX TO EXHIBITS


NBT BANCORP INC. AND SUBSIDIARY                                       JUNE 30,        December 31,       June 30,
CONSOLIDATED BALANCE SHEETS                                             1999              1998             1998
-------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                      (UNAUDITED)                       (Unaudited)
ASSETS
Cash                                                                  $   51,849       $   47,181       $   42,939
Loans held for sale                                                        3,023            2,887            2,483
Securities available for sale, at fair value                             350,495          355,758          409,184
Securities held to maturity (fair value-$35,942,
 $35,095 and $37,137)                                                     35,942           35,095           37,137
Loans:
 Commercial and agricultural                                             427,049          388,509          355,945
 Real estate mortgage                                                    170,810          160,025          148,660
 Consumer                                                                279,320          272,971          274,482
-------------------------------------------------------------------------------------------------------------------
   Total loans                                                           877,179          821,505          779,087
 Less allowance for loan losses                                           13,361           12,962           12,239
-------------------------------------------------------------------------------------------------------------------
   Net loans                                                             863,818          808,543          766,848
Premises and equipment, net                                               20,424           20,241           20,525
Intangible assets, net                                                     7,072            7,572            8,080
Other assets                                                              18,147           12,732           11,246
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $1,350,770       $1,290,009       $1,298,442
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                         $  146,106       $  154,146       $  139,321
 Savings, NOW, and money market                                          384,220          391,614          382,546
 Time                                                                    481,948          498,445          479,034
-------------------------------------------------------------------------------------------------------------------
   Total deposits                                                      1,012,274        1,044,205        1,000,901
Short-term borrowings                                                    169,301           96,589          152,150
Other borrowings                                                          35,164           10,171           10,178
Other liabilities                                                          6,878            8,412            6,173
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                   1,223,617        1,159,377        1,169,402
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, no par, stated value $1.00; shares
    authorized -2,500,000                                                      -                -                -
   Common stock, no par, stated value $1.00; shares
    authorized -15,000,000; issued 13,015,789,
    13,015,789 and 12,425,758                                             13,016           13,016           12,426
   Capital surplus                                                       111,526          111,749           97,110
   Retained earnings                                                      20,834           15,512           25,448
   Accumulated other comprehensive income (loss)                          (4,426)           3,317            2,400
   Common stock in treasury at cost, 635,642,
    599,507, and 415,225 shares                                          (13,797)         (12,962)          (8,344)
-------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                            127,153          130,632          129,040
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,350,770       $1,290,009       $1,298,442
-------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

                                                           Three months ended                 Six months ended
NBT BANCORP INC. AND SUBSIDIARY                                 June 30,                          June 30,
CONSOLIDATED STATEMENTS OF INCOME                        1999             1998              1999            1998
-------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                          (Unaudited)
Interest and fee income:
Loans and loans held for sale                         $18,422          $17,563           $36,430          $34,601
Securities - taxable                                    6,194            7,376            11,876           15,267
Securities - tax exempt                                   240              281               478              555
Other                                                      75               56               156              109
-------------------------------------------------------------------------------------------------------------------
  Total interest and fee income                        24,931           25,276            48,940           50,532
-------------------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                8,302            9,588            16,586           19,079
Short-term borrowings                                   1,207            1,445             2,282            3,120
Other borrowings                                          469              135               624              190
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                                9,978           11,168            19,492           22,389
-------------------------------------------------------------------------------------------------------------------
Net interest income                                    14,953           14,108            29,448           28,143
Provision for loan losses                                 975            1,150             1,950            2,250
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses    13,978           12,958            27,498           25,893
-------------------------------------------------------------------------------------------------------------------

Noninterest income:
Trust                                                     835              802             1,670            1,604
Service charges on deposit accounts                     1,059              900             2,020            1,769
Net securities gains                                      199              227               670              445
Other                                                     610              610             1,402            1,289
-------------------------------------------------------------------------------------------------------------------
  Total noninterest income                              2,703            2,539             5,762            5,107
-------------------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                          4,525            4,607             9,141            9,294
Office supplies and postage                               467              465               940              965
Occupancy                                                 735              695             1,409            1,381
Equipment                                                 687              580             1,308            1,060
Professional fees and outside services                    586              615             1,153            1,263
Data processing and communications                        968              862             1,878            1,763
Amortization of intangible assets                         250              271               501              562
Other operating                                           856            1,444             1,524            2,653
-------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                             9,074            9,539            17,854           18,941
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                              7,607            5,958            15,406           12,059
Income taxes                                            2,875            1,248             5,863            2,277
-------------------------------------------------------------------------------------------------------------------
   NET INCOME                                         $ 4,732          $ 4,710           $ 9,543          $ 9,782
-------------------------------------------------------------------------------------------------------------------

Earnings per share:
   Basic                                              $  0.38          $  0.37           $  0.77          $  0.77
   Diluted                                            $  0.38          $  0.37           $  0.76          $  0.76
-------------------------------------------------------------------------------------------------------------------

All per share data has been restated to give retroactive effect to stock dividends and splits.

See notes to interim consolidated financial statements.


NBT BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
                                                                              Accumulated
                                                                                    Other
                                     Common        Capital      Retained    Comprehensive      Treasury
                                      Stock        Surplus      Earnings    Income (Loss)         Stock        Total
---------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 1997        $ 9,430       $ 96,494       $22,249         $  2,373      $ (7,203)    $123,343
Net income                                                         9,782                                       9,782
Cash dividends - $0.284 per share                                 (3,576)                                     (3,576)
Effect of 4 for 3 split in the
  form of a stock dividend            2,996                       (2,996)
Payment in lieu of fractional shares                                 (11)                                        (11)
Purchase of 91,100 treasury shares                                                               (2,831)      (2,831)
Sale of 91,746 treasury shares to
  employee benefit plans and other
  stock plans                                          616                                        1,690        2,306
Unrealized gain on securities
  available for sale, net of
  reclassification adjustment,
  and deferred taxes of $10                                                            27                         27
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998            $12,426       $ 97,110       $25,448         $  2,400      $ (8,344)    $129,040
---------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998        $13,016       $111,749       $15,512         $  3,317      $(12,962)    $130,632
Net income                                                         9,543                                       9,543
Cash dividends - $0.340 per share                                 (4,205)                                     (4,205)
Payment in lieu of fractional shares                                 (16)                                        (16)
Purchase of 179,500 treasury shares                                                              (3,943)      (3,943)
Sale of 143,365 treasury shares to
  employee benefit plans and other
  stock plans                                         (223)                                       3,108        2,885
Unrealized loss on securities
  available for sale, net of
  reclassification adjustment,
  and deferred taxes of $5,348                                                     (7,743)                    (7,743)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999            $13,016       $111,526       $20,834         $ (4,426)     $(13,797)    $127,153
---------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.


NBT BANCORP INC. AND SUBSIDIARY                                                Six months ended June 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                            1999             1998
---------------------------------------------------------------------------------------------------------------
(in thousands)                                                                        (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                   $  9,543         $  9,782
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Provision for loan losses                                                     1,950            2,250
  Depreciation of premises and equipment                                        1,084              986
  Amortization of premiums and accretion of discounts on securities              (712)            (878)
  Amortization of intangible assets                                               501              562
  Proceeds from sale of loans originated for sale                               1,199            2,408
  Loans originated for sale                                                    (1,335)          (1,605)
  Net gain on sale of other real estate owned                                    (533)             (65)
  Net realized gains on sales of securities                                      (670)            (445)
  (Increase) decrease in interest receivable                                     (393)             513
  Decrease in interest payable                                                   (393)             (70)
  Other, net                                                                   (1,597)          (2,675)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       8,644           10,763
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
  Proceeds from maturities                                                     39,949           35,893
  Proceeds from sales                                                          54,957           93,565
  Purchases                                                                  (101,352)         (96,650)
Securities held to maturity:
  Proceeds from maturities                                                     13,148           10,502
  Purchases                                                                   (13,995)         (11,500)
Net increase in loans                                                         (57,448)         (45,198)
Purchase of premises and equipment, net                                        (1,267)          (2,750)
Proceeds from sales of other real estate owned                                  1,537              644
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (64,471)         (15,494)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Net decrease in deposits                                                     (31,931)         (13,282)
 Net increase in short-term borrowings                                         72,712           17,623
 Proceeds from issuance of other borrowings                                    25,000           10,000
 Repayments of other borrowings                                                    (7)              (5)
 Proceeds from issuance of treasury shares to
  employee benefit plans and other stock plans                                  2,885            2,306
 Purchase of treasury stock                                                    (3,943)          (2,831)
 Cash dividends and payment for fractional shares                              (4,221)          (3,587)
---------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      60,495           10,224
---------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                       4,668            5,493
Cash and cash equivalents at beginning of year                                 47,181           37,446
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 51,849         $ 42,939
---------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION:  Cash paid during the period for:
  Interest                                                                   $ 19,885         $ 22,459
  Income taxes                                                                  6,658            3,894
---------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

                                                                    Three months ended              Six months ended
NBT BANCORP INC. AND SUBSIDIARY                                          June 30,                        June 30,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)             1999           1998            1999            1998
-----------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                       (Unaudited)

Net Income                                                      $ 4,732        $ 4,710         $ 9,543         $ 9,782
-----------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax
     Unrealized holding gains (losses) arising during
         period [pre-tax amounts of  $(9,460),
         $1,256, $(12,421) and $482]                             (5,596)           748          (7,347)            290
     Less: Reclassification adjustment for net gains included
         in net income [pre-tax amounts of
         $(199), $(227), $(670) and $(445)]                        (117)          (134)           (396)           (263)
-----------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                          (5,713)           614          (7,743)             27
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                     $  (981)       $ 5,324         $ 1,800         $ 9,809
-----------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its wholly-owned subsidiary, NBT Bank, N.A. (Bank) collectively referred to herein as the Company. All intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements have been reclassified to conform with the current presentation.
     The determination of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term. In connection with the determination of the allowance for loan losses management obtains independent appraisals for significant properties.
     The balance sheet at December 31, 1998 has been derived from audited financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 1998.
     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All share and per share data has been adjusted retroactively for stock dividends and splits. The following is a reconciliation of basic and diluted earnings per share for the periods presented in the income statement.

-------------------------------------------------------------------------------------------------
Three months ended June 30,                                            1999                 1998
-------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Basic EPS:
  Weighted average common shares outstanding                         12,388               12,616
  Net income available to common shareholders                      $  4,732              $ 4,710
-------------------------------------------------------------------------------------------------
Basic EPS                                                          $   0.38              $  0.37
-------------------------------------------------------------------------------------------------

Diluted EPS:
  Weighted average common shares outstanding                         12,388               12,616
  Dilutive common stock options                                         139                  280
-------------------------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                                 12,527               12,896
  Net income available to common shareholders                      $  4,732              $ 4,710
-------------------------------------------------------------------------------------------------
Diluted EPS                                                        $   0.38              $  0.37
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Six months ended June 30,                                              1999                 1998
-------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Basic EPS:
  Weighted average common shares outstanding                         12,404               12,631
  Net income available to common shareholders                      $  9,543              $ 9,782
-------------------------------------------------------------------------------------------------
Basic EPS                                                          $   0.77              $  0.77
-------------------------------------------------------------------------------------------------

Diluted EPS:
  Weighted average common shares outstanding                         12,404               12,631
  Dilutive common stock options                                         148                  245
-------------------------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                                 12,552               12,876
  Net income available to common shareholders                      $  9,543              $ 9,782
-------------------------------------------------------------------------------------------------
Diluted EPS                                                        $   0.76              $  0.76
-------------------------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives would be dependent on the use of the derivative and the type of risk being hedged. During the second quarter of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133". FASB No. 137 defers the effective date of FASB No. 133 by one year from fiscal quarters of fiscal years beginning after June 15, 1999 to fiscal quarters of fiscal years beginning after June 15, 2000. At the present time, the Company has not fully analyzed the effect or timing of the adoption of SFAS No. 133 on the Company's consolidated financial statements.

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

YEAR 2000
The Year 2000 issue presents a number of difficult challenges to the Company. Information systems are often complex and have been developed over many years through a variety of computer languages and hardware platforms. The Year 2000 issue refers to the programming of existing software applications using a two digit year field. This coding presents a potential problem when the year begins with "20", instead of "19". Computers may interpret the year as 1900 instead of 2000, creating possible system failure or miscalculation of financial data.
     A committee continues to direct the Company's Year 2000 activities under the framework of the FFIEC's Five-Step Program. The FFIEC's Five-Step Program includes the following phases: Awareness, Assessment, Renovation, Validation and Implementation. The Awareness Phase, 100% complete, defines the Year 2000 problem and gains executive level support for the necessary resources to prepare the Company for Year 2000 compliance. The Assessment Phase, 100% complete, assesses the size and complexity of the problem and details the magnitude of the effort necessary to address the Year 2000 issues. Although the Awareness and Assessment Phases are complete, the Company will continue to evaluate any new issues as they arise. The Renovation Phase, 100% complete, includes code
enhancements,   hardware  and  software  updates,  system  replacements,  vendor certification, and other associated changes. The Validation Phase, 100% complete, includes the testing of incremental changes to hardware and software components. The Implementation Phase, 100% complete, certifies that systems are Year 2000 compliant and have been accepted by the end users. The Company has been addressing Informational Technology (IT) and non IT systems. The Company has categorized all systems as mission critical, high, medium or low priority with respect to its ability to influence business functions. The Company has completed the testing of mission critical applications without negative findings. In some cases, the Company is relying on the service providers and software vendors to facilitate proxy testing with a select group of users, including the Company. The Company approved the test plans to ensure Year 2000 compliance of those systems. The Company has also contracted with McGladrey and Pullen, LLP to perform an independent third party review of all proxy test results. The McGladrey and Pullen, LLP review did not identify any significant Year 2000 issues. To ensure compliance of non IT systems where testing is not possible, the Company has contacted the manufacturers and suppliers for Year 2000 certification. Based on responses from manufacturers and suppliers of non IT systems, the Company does not anticipate incurring any material expenses due to unpreparedness of the non IT systems.

     The Company has identified material third party relationships to minimize the potential loss from unpreparedness of these parties. The Company continues to work closely with Fiserv, its data services and items processing provider, regarding Year 2000 compliance.
     The Company has tested its mission critical trust accounting system to ensure Year 2000 compliance. The testing and validation of this system was completed during the fourth quarter of 1998. Test results were reviewed by internal staff and did not disclose any significant Year 2000 issues. In addition, the system was also tested by the software vendor and two user groups made up of other banks. Results of these tests did not identify any significant Year 2000 issues. Non mission critical systems in use by the trust department have been reviewed for Year 2000 compliance. In addition, the trust department is following the FFIEC's Year 2000 Fiduciary Service Guidance. The fiduciary review includes the following steps: account and asset administration, third party risk, counter party risk, transfer agent risk, and client disclosure. A Year 2000 compliance review is being conducted on those companies in which significant trust assets are invested. As of June 30, 1999 the companies where approximately 96% of significant assets are invested had been preliminarily reviewed and 94% have received at least two reviews. Updates on the status of these companies will continue throughout 1999. The trust account review process has been modified to include specific Year 2000 issues. Third party and counter party fiduciary risk is being addressed by communicating with various vendors and service providers to ascertain their Year 2000 compliance. All customers and beneficiaries of the trust department have been contacted regarding the Company's efforts to identify and reduce Year 2000 risk.
     The Company has evaluated the Year 2000 readiness of its major borrowers and fund providers to assess their readiness and identify potential problems. The Company has assessed the preparedness of its 75 largest commercial borrowers, as well as 125 random commercial borrowers. These borrowers were evaluated and rated as low, medium or high risk. For the medium and high risk customers, an action plan for compliance has been developed, up to and including credit risk downgrades and requests for additional collateral. The Company has also assessed the preparedness of its 60 largest deposit account relationships, as well as 45 random depositors. The providers were also evaluated and rated as low, medium or high risk. The Company has scheduled follow up with the high risk and material fund providers to ensure they are taking necessary steps to become Year 2000 compliant. The Company also completed an assessment of its other material funding sources and counter parties, with no high risk relationships being identified. Continuous monitoring of significant new relationships is performed to ensure Year 2000 preparedness. In addition, the Company has modified its liquidity crisis plan to minimize funding risk due to the Year 2000 issue. The Company is monitoring customer behavior to determine the cash availability requirements and the associated impact to its liquidity funding position and will update the liquidity crisis plan as necessary.
     As of June 30, 1999 the Company has incurred approximately $510,000 in expenses directly related to the Year 2000 issue. Additionally, the Company forecasts spending approximately $115,000 by December 31, 1999 to ensure Year 2000 readiness. These amounts include the cost of additional hardware and software, as well as technology consultants contracted to assist in the preparation for the Year 2000; however, they do not include a valuation for the considerable time employees spent or will spend on Year 2000 preparedness. The Company has included the cost of the Year 2000 issue in its 1999 annual budget. Due to the uniqueness of the Year 2000 issue, it is difficult to quantify the potential loss in revenue. Based on efforts to ensure systems will function properly, the Company believes it reasonable that no material loss in revenue will occur. The Company believes that its reasonably likely worst case Year 2000 scenario is a material increase in credit losses due to Year 2000 problems of the Company's borrowers, as well as disruption in financial markets causing liquidity stress. As previously mentioned, the Company has attempted to minimize these risks by identifying the material borrowers and fund providers and assessing their progress toward Year 2000 compliance.
     The Company has developed a business resumption contingency plan to help ensure continued operations in the event of Year 2000 system failures. This contingency plan is consistent with the Company's disaster recovery plan with modifications for Year 2000 risks. The business resumption contingency plan has been tested and independently validated in accordance with FFIEC guidelines.

OVERVIEW
Net income of $4.7 million ($0.38 per diluted share) was recognized in the second quarter of 1999, compared to second quarter 1998 net income of $4.7 million ($0.37 per diluted share). The second quarter net income before taxes of $7.6 million was $1.6 million higher than second quarter 1998. The increase in pre-tax income can be attributed to improvements in the net interest income, noninterest income and noninterest expense categories. The increase in pretax income is indicative of the strong core earnings capacity of the Company. Second quarter 1998 earnings include an approximate $1 million tax benefit available only through year-end 1998, arising from a corporate realignment within the Company.

     Net income of $9.5 million ($0.76 per diluted share) was recognized for the six month period ended June 30, 1999, compared to net income of $9.8 million ($0.76 per diluted share) for the first six months of 1998. The first six months of 1998 included an approximate $2 million tax benefit previously described. Net income before taxes of $15.4 million for the first six months of 1999 increased $3.3 million compared to the same period of 1998. The increased pre tax income for the six month period ended June 30, 1999 was driven by factors similar to those of second quarter 1999.
     Table 1 depicts several measurements of performance on an annualized basis. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios declined for the three and six month periods ended June 30, 1999 compared to the same periods a year previous. The decline in these ratios can be attributed to the increased income tax expense previously mentioned.
     Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. Taxable equivalency adjusts income by increasing tax exempt income to a level that is comparable to taxable income before taxes are applied. The positive trend in net interest margin is critical to the improved profitability of the Company.


TABLE 1
PERFORMANCE MEASUREMENTS
-------------------------------------------------------------------------------------------------
                                       First     SECOND       SIX      Third    Fourth     Twelve
                                     Quarter    QUARTER    MONTHS    Quarter   Quarter     Months
-------------------------------------------------------------------------------------------------
1999
Return on average assets               1.54%      1.44%     1.49%
Return on average equity              14.87%     14.59%    14.73%
Net interest margin                    4.96%      4.87%     4.91%
-------------------------------------------------------------------------------------------------
1998
Return on average assets               1.60%      1.47%     1.54%      1.46%     1.40%      1.48%
Return on average equity              16.49%     14.92%    15.70%     14.54%    13.87%     14.93%
Net interest margin                    4.75%      4.68%     4.72%      4.79%     4.80%      4.76%
-------------------------------------------------------------------------------------------------

NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest bearing liabilities, as well as the volumes of such assets and liabilities. Table 2 represents an analysis of net interest income on a federal taxable equivalent basis.
     Net federal taxable equivalent (FTE) interest income increased $0.9 million for the second quarter of 1999 compared to the same period of 1998. This increase was primarily a result of the $27.9 million increase in average earning assets, while at the same time maintaining stable interest bearing liabilities.
     Total FTE interest income decreased $0.3 million compared to the second quarter 1998. This decrease is a result of a decline in the yield on earning assets of 28 basis points, driven primarily by a decline in the loan portfolio yield. During the same time period, total interest expense decreased $1.2 million. This decrease is a result of a 47 basis point decline in the cost of interest bearing liabilities, driven primarily by a decline in the cost of certificates of deposit.
     For the first six months of 1999, net FTE interest income increased $1.4 million over the comparable period of 1998. This increase can be attributed to a $7.1 million increase in average earning assets, while at the same time reducing interest bearing liabilities by $17.6 million. During the same period, the yield on earning assets decreased 30 basis points, primarily driven by the 52 basis point decline in the loan portfolio yield. The cost of interest bearing liabilities decreased 51 basis points for the six months ended June 30, 1999 compared to the same period of 1998. This decrease can be attributed primarily to a decline in the cost of certificate of deposits and short term borrowings between the reporting periods.
     Another important performance measurement of net interest income is the net interest margin. The net interest margin increased to 4.87% for the second quarter of 1999, up from 4.68% during the same period in 1998. The net interest margin increased to 4.91% for first six months of 1999, up from 4.72% for the comparable period in 1998. The increase in the net interest margin during these periods is primarily a result of the increased interest rate spread. Also contributing to the improved net interest margin is increased funding of earning assets from noninterest bearing sources.


TABLE 2
COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME
----------------------------------------------------------------------------------------------------
                           Three months ended June 30,
ANNUALIZED
YIELD/RATE                                                AMOUNTS                 VARIANCE
----------------------------------------------------------------------------------------------------
 1999    1998  (dollars in thousands)                 1999      1998     TOTAL     VOLUME      RATE
 ----    ----                                         ----      ----     -----     ------      ----
5.77%   5.18%  Interest bearing deposits           $     2   $     2   $     -    $     1   $    (1)
               Federal funds sold and securities
   -%   3.78%  purchased under agreements to resell      -         5        (5)        (2)       (3)
4.69%   5.36%  Other short-term investments             73        49        24         30        (6)
6.75%   6.90%  Securities available for sale         6,008     7,171    (1,163)    (1,012)     (151)
7.31%   8.71%  Loans held for sale                      62        72       (10)         2       (12)
               Securities held to maturity:
6.50%   7.09%   Taxable                                206       228       (22)        (3)      (19)
6.73%   7.03%   Tax exempt                             349       409       (60)       (43)      (17)
8.69%   9.20%  Loans                                18,481    17,543       938      1,952    (1,014)
               -------------------------------------------------------------------------------------
8.06%   8.34%  Total interest income                25,181    25,479      (298)       925    (1,223)

2.73%   2.90%  Money Market Deposit Accounts           552       607       (55)       (21)      (34)
1.23%   1.66%  NOW accounts                            417       530      (113)        30      (143)
2.72%   2.82%  Savings accounts                      1,116     1,084        32         68       (36)
4.89%   5.41%  Certificates of deposit               6,217     7,367    (1,150)      (466)     (684)
4.67%   5.42%  Short-term borrowings                 1,207     1,445      (238)       (44)     (194)
5.35%   5.31%  Other Borrowings                        469       135       334        333         1
               -------------------------------------------------------------------------------------
3.88%   4.35%  Total Interest Expense                9,978    11,168    (1,190)      (100)   (1,090)
               -------------------------------------------------------------------------------------
               Net interest income                 $15,203   $14,311   $   892    $ 1,025   $  (133)
               =====================================================================================
4.18%   3.99%  Interest rate spread
=====   =====  ====================
4.87%   4.68%  Net interest margin
=====   =====  ===================
               FTE adjustment                      $   250   $   203
               ==============                      =======   =======

                            Six months ended June 30,
ANNUALIZED
YIELD/RATE                                              AMOUNTS                     VARIANCE
----------------------------------------------------------------------------------------------------
 1999    1998  (dollars in thousands)                 1999      1998     TOTAL    VOLUME       RATE
 ----    ----                                         ----      ----     -----    ------       ----
4.34%   5.14%  Interest bearing deposits           $     5   $     3   $     2    $    3    $    (1)
4.63%   3.96%  Federal funds sold                        2         6        (4)       (4)         -
4.71%   5.40%  Other short-term investments            149       100        49        64        (15)
6.76%   7.04%  Securities available for sale        11,508    14,858    (3,350)   (2,785)      (565)
7.01%   8.24%  Loans held for sale                     119       144       (25)       (4)       (21)
               Securities held to maturity:
6.48%   6.88%   Taxable                                409       453       (44)      (18)       (26)
6.59%   7.11%   Tax exempt                             694       809      (115)      (57)       (58)
8.76%   9.28%  Loans                                36,524    34,567     1,957     3,956     (1,999)
               -------------------------------------------------------------------------------------
8.11%   8.41%  Total interest income                49,410    50,940    (1,530)    1,155     (2,685)

2.74%   2.90%  Money Market Deposit Accounts         1,170     1,245       (75)       (6)       (69)
1.37%   1.67%  NOW accounts                            934     1,034      (100)       99       (199)
2.74%   2.83%  Savings accounts                      2,198     2,153        45       118        (73)
4.93%   5.45%  Certificates of deposit              12,284    14,647    (2,363)   (1,012)    (1,351)
4.73%   5.55%  Short-term borrowings                 2,282     3,120      (838)     (407)      (431)
5.34%   5.32%  Other Borrowings                        624       190       434       433          1
               ------------------------------------------------------------------------------------
3.89%   4.40%  Total Interest Expense               19,492    22,389    (2,897)     (775)    (2,122)
               -------------------------------------------------------------------------------------
               Net interest income                 $29,918   $28,551   $ 1,367    $1,930    $  (563)
               =====================================================================================
4.22%   4.01%  Interest rate spread
=====   =====  ====================
4.91%   4.72%  Net interest margin
=====   =====  ===================
               FTE adjustment                      $   470   $   408
               ==============                      =======   =======

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a valuation allowance established to provide for the estimated losses related to the collection of the Company's loan portfolio. The allowance is maintained at a level considered adequate to provide for loan loss exposure based on management's estimate of probable losses in the portfolio considering an evaluation of risk, economic factors, and past loss experience. Management determines the provision and allowance for loan losses based on a number of factors including a comprehensive loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify problem loans, credit concentration, and other risk factors such as economic conditions. The allowance for loan losses to outstanding loans at June 30, 1999 is 1.52%, compared to 1.57% for the same period in 1998. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.
     Table 3 reflects changes to the allowance for loan losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs for the quarter and six months ended June 30, 1999 declined minimally compared to the same period of 1998. Annualized net charge-offs to average loans declined to 0.39% for the second quarter of 1999, down from 0.47% for the comparable period of 1998. Annualized net charge-offs to average loans declined to 0.37% for the first six months of 1999, compared to 0.43% for the comparable period of 1998. The decline in charge-offs as a percentage of average loans during 1999 indicates an improvement in the Company's loan quality.


TABLE 3
ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------------------------------------
                                          Three months ended                   Six months ended
                                               June 30,                              June 30,
(dollars in thousands)                 1999               1998              1999               1998
-----------------------------------------------------------------------------------------------------------
Balance, beginning of period        $13,209            $11,984           $12,962            $11,582
Recoveries                              195                222               389                410
Charge-offs                          (1,018)            (1,117)           (1,940)            (2,003)
-----------------------------------------------------------------------------------------------------------
Net charge-offs                        (823)              (895)           (1,551)            (1,593)
Provision for loan losses               975              1,150             1,950              2,250
-----------------------------------------------------------------------------------------------------------
Balance, end of period              $13,361            $12,239           $13,361            $12,239
-----------------------------------------------------------------------------------------------------------

COMPOSITION OF NET CHARGE-OFFS
-----------------------------------------------------------------------------------------------------------
Commercial and agricultural         $  (458)     56%   $  (532)     59%  $  (783)     50%   $  (848)    53%
Real estate mortgage                    (37)      4%       (34)      4%      (65)      4%       (55)     4%
Consumer                               (328)     40%      (329)     37%     (703)     46%      (690)    43%
-----------------------------------------------------------------------------------------------------------
Net charge-offs                     $  (823)    100%   $  (895)    100%  $(1,551)    100%   $(1,593)   100%
-----------------------------------------------------------------------------------------------------------
Annualized net charge-offs
 to average loans                              0.39%              0.47%             0.37%             0.43%
-----------------------------------------------------------------------------------------------------------

Net charge-offs to average loans for the year ended
 December 31, 1998                                                                                    0.42%
-----------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Table 4 below presents quarterly and period to date noninterest income. Noninterest income for the second quarter of 1999, excluding security gains and nonrecurring income, increased $0.2 million or 8.3% when compared to second quarter of 1998. Trust income continued its growth trend as managed assets have steadily increased. Deposit service charges have increased as the Company has experienced an increase in demand deposit accounts. Also contributing to the increase in noninterest income was a rise in ATM transaction income. For the six month period ended June 30, 1999, excluding security gains and nonrecurring income, noninterest income increased $0.4 million or 9.2% compared to the same period during 1998.


TABLE 4
NONINTEREST INCOME
-----------------------------------------------------------------------------------------------------------
                                          First    SECOND        SIX      Third    Fourth    Twelve
(dollars in thousands)                  Quarter   QUARTER     MONTHS    Quarter   Quarter     Months
-----------------------------------------------------------------------------------------------------------
1999
Trust income                             $  835    $  835     $1,670
Service charges on deposit accounts         961     1,059      2,020
Net securities gains                        471       199        670
Other income                                792       610      1,402
-----------------------------------------------------------------------------------------------------------
  Total noninterest income               $3,059    $2,703     $5,762
-----------------------------------------------------------------------------------------------------------
1998
Trust income                             $  802    $  802     $1,604     $  803    $  708     $3,115
Service charges on deposit accounts         869       900      1,769        956     1,024      3,749
Net securities gains                        218       227        445        168        11        624
Other income                                679       610      1,289        594       608      2,491
-----------------------------------------------------------------------------------------------------------
  Total noninterest income               $2,568    $2,539     $5,107     $2,521    $2,351     $9,979
-----------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Table 5 presents components of noninterest expense as well as selected operating efficiency ratios. Noninterest expense for the quarter ended June 30, 1999 decreased $0.5 million compared to the same time period of 1998. Noninterest expense for the six month period ended June 30, 1999 decreased $1.1 million compared to the same time period of 1998.
     Other operating expense for the second quarter of 1999 experienced a $0.6 million decline compared to the second quarter of 1998. In addition to a decline in recurring other operating expenses, the Company recognized a nonrecurring gain of $0.3 million on the sale of other real estate owned in the second quarter of 1999.
     Equipment expense for the quarter ended June 30, 1999 experienced a $0.1 million increase compared to the same period in 1998, primarily attributable to increased equipment depreciation and maintenance.
     The decrease in noninterest expense for the six months ended June 30, 1999 can be attributed to factors similar to those for the second quarter of 1999.
     Two important operating efficiency measures that the Company closely monitors are the efficiency and expense ratios. The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by net interest income plus noninterest income (excluding net security gains and losses and nonrecurring income). The efficiency ratio declined to 53.2% in the second quarter of 1999 from 57.4% for the same period of 1998. This decline was a result of the increases in net interest and noninterest income as well as a reduction in noninterest expense. The expense ratio is computed as total noninterest expense (excluding nonrecurring charges) less noninterest income (excluding net security gains and losses and nonrecurring income) divided by average assets. The expense ratio declined to 2.1% for the second quarter 1999 from 2.3% for the same period of 1998. This improvement can also be attributed to the reduction in noninterest expense and increased noninterest income between the reporting periods.


TABLE 5
NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
----------------------------------------------------------------------------------------------------
(dollars in thousands)                  First     SECOND       SIX     Third     Fourth    Twelve
1999                                  Quarter    QUARTER    MONTHS   Quarter    Quarter    Months
----------------------------------------------------------------------------------------------------
Salaries and employee benefits         $4,616     $4,525   $ 9,141
Office supplies and postage               473        467       940
Occupancy                                 674        735     1,409
Equipment                                 621        687     1,308
Professional fees and outside services    567        586     1,153
Data processing and communications        910        968     1,878
Amortization of intangible assets         251        250       501
Other operating                           668        856     1,524
----------------------------------------------------------------------------------------------------
  Total noninterest expense            $8,780     $9,074   $17,854
----------------------------------------------------------------------------------------------------
Efficiency ratio                        51.83%     53.16%    52.50%
Expense ratio                            2.04%      2.10%     2.07%
Average full-time equivalent
 employees                                486        486       486
Average assets per average full-time
 equivalent employee (millions)        $  2.6     $  2.7   $   2.7
----------------------------------------------------------------------------------------------------
1998
Salaries and employee benefits         $4,687     $4,607   $ 9,294    $4,920     $4,988   $19,202
Office supplies and postage               500        465       965       441        506     1,912
Occupancy                                 686        695     1,381       656        806     2,843
Equipment                                 480        580     1,060       668        647     2,375
Professional fees and outside services    648        615     1,263       724        849     2,836
Data processing and communications        901        862     1,763       872        942     3,577
Amortization of intangible assets         291        271       562       255        253     1,070
Other operating                         1,209      1,444     2,653     1,171      1,489     5,313
----------------------------------------------------------------------------------------------------
  Total noninterest expense            $9,402     $9,539   $18,941    $9,707    $10,480   $39,128
----------------------------------------------------------------------------------------------------
Efficiency ratio                        56.67%     57.39%    57.03%    56.71%     60.84%    57.92%
Expense ratio                            2.23%      2.25%     2.24%     2.27%      2.49%     2.31%
Average full-time equivalent
 employees                                488        488       488       495        487       489
Average assets per average full-time
 equivalent employee (millions)        $  2.6     $  2.6   $   2.6    $  2.6    $   2.7   $   2.6
----------------------------------------------------------------------------------------------------

INCOME TAXES
Income tax expense was $2.9 million for the second quarter of 1999 compared with $1.2 million for the second quarter of 1998. For the first six months of 1999, income tax expense amounted to $5.9 million compared with $2.3 million in the first half of 1998. The increase in income taxes during 1999 can be attributed to an approximate $2.0 million tax benefit for the first six months of 1998 resulting from a corporate realignment. The increased income before income taxes between reporting periods also contributed to the increased tax expense.

BALANCE SHEET
The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.


TABLE 6
AVERAGE BALANCES
----------------------------------------------------------------------------------------------------
                                         Three months ended                  Six months ended
                                               June 30,                           June 30,
----------------------------------------------------------------------------------------------------
(dollars in thousands)                  1999              1998             1999              1998
----------------------------------------------------------------------------------------------------
Cash and cash equivalents         $   40,593        $   36,394       $   40,205        $   36,798
Securities available for
 sale, at fair value                 357,689           420,538          345,757           429,594
Securities held to maturity           33,579            36,254           33,983            36,209
Loans held for sale                    3,403             3,316            3,416             3,528
Loans                                852,964           764,547          840,731           751,352
Deposits                           1,036,996         1,039,724        1,030,494         1,031,956
Short-term borrowings                103,687           106,998           97,383           113,337
Other borrowings                      35,166            10,179           23,566             7,197
Stockholders' equity                 130,128           126,605          130,665           125,658
Assets                             1,317,013         1,288,574        1,292,307         1,285,067
Earning assets                     1,253,412         1,225,520        1,228,008         1,220,912
Interest bearing liabilities      $1,030,460        $1,030,140       $1,009,364        $1,026,985
----------------------------------------------------------------------------------------------------

SECURITIES
Average total securities were $65.5 million less for the second quarter of 1999 than for the same period of 1998. During the second quarter of 1999, the securities portfolio represented 31.2% of average earning assets compared to 37.0% for the second quarter of 1998. Average total securities for the six month period ended June 30, 1999 were $86.1 million less than the same period of 1998. Available for sale securities are primarily U.S. Governmental agencies guaranteed securities. Held to maturity securities are obligations of the State of New York political subdivisions and do not include any direct obligations of the State of New York. At June 30, 1999, the composition of the securities portfolio was 91% available for sale and 9% held to maturity.

LOANS
Average loan volume for the three months ended June 30, 1999 increased $88.4 million, or 11.6% over second quarter 1998. Average loan growth has been present in the commercial and mortgage portfolios with increases of $66.0 million and $23.9 million, respectively. Average consumer loans experienced a minimal decline between the reporting periods. The Company has continued to experience an increase in the demand for commercial loans, primarily in the business and real estate categories. Emphasis on marketing and improving product delivery has resulted in an increase in the mortgage portfolio during the recent period of high refinance activity. The Company does not engage in highly leveraged transactions or foreign lending activities.

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming  assets  consist of  nonaccrual  loans and other real estate owned
(OREO). Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair market value, less any estimated disposal costs.
     Total nonperforming assets at June 30, 1999 decreased $2.3 million compared to June 30, 1998. The primary reason for the decrease in nonperforming assets was a $2.0 million decline in impaired commercial and agricultural loans, attributable to the sale of real estate property pledged as collateral for these loans. The changes in nonperforming assets are presented in Table 7 below.

     At June 30, 1999, the recorded investment in impaired loans was $2.2 million. Included in this amount is $0.5 million of impaired loans for which the specifically allocated allowance for loan loss is $0.2 million. In addition, included in impaired loans is $1.7 million of impaired loans that, as a result of the adequacy of collateral values and cash flow analysis do not have a specific reserve. At December 31, 1998, the recorded investment in impaired loans was $2.4 million, of which $1.1 million had a specific allowance allocation of $0.2 million and $1.3 million for which there was no specific reserve. At June 30, 1998, the recorded investment in impaired loans was $4.2 million, of which $1.5 million had a specific allowance allocation of $0.3 million and $2.7 million of which there was no specific reserve. The Company classifies all nonaccrual loans as impaired loans, except smaller-balance homogeneous loans that are collectively evaluated for impairment.


TABLE 7
NONPERFORMING ASSETS AND RISK ELEMENTS
-----------------------------------------------------------------------------------------------------------
                                                        JUNE 30,           December 31,          June 30,
(dollars in thousands)                                    1999                 1998                1998
-----------------------------------------------------------------------------------------------------------
Commercial and agricultural                         $2,221      67%     $2,394      67%     $4,189      77%
Real estate mortgage                                   472      14%        437      12%        457       8%
Consumer                                               646      19%        762      21%        824      15%
-----------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                            3,339     100%      3,593     100%      5,470     100%
-----------------------------------------------------------------------------------------------------------
Other real estate owned                                410               1,164                 540
-----------------------------------------------------------------------------------------------------------
   Total nonperforming assets                        3,749               4,757               6,010
-----------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
  Commercial and agricultural                          187      43%        291      25%        393      40%
  Real estate mortgage                                 107      24%        341      30%        265      27%
  Consumer                                             147      33%        526      45%        325      33%
-----------------------------------------------------------------------------------------------------------
   Total                                               441     100%      1,158     100%        983     100%
-----------------------------------------------------------------------------------------------------------
   Total assets containing risk elements            $4,190              $5,915              $6,993
-----------------------------------------------------------------------------------------------------------
Total nonperforming assets to loans                           0.43%               0.58%               0.77%
Total assets containing risk elements to loans                0.48%               0.72%               0.90%
Total nonperforming assets to assets                          0.28%               0.37%               0.46%
Total assets containing risk elements to assets               0.31%               0.46%               0.54%
-----------------------------------------------------------------------------------------------------------

DEPOSITS
Customer deposits represent the greatest source of funding assets. Average total deposits for the quarter ended June 30, 1999 and 1998 were $1.0 billion. While average total deposits remained stable between the reporting periods, the mix changed with demand and savings deposits experiencing increases of $18.6 million and $14.6 million, respectively, while time deposits declined $36.0 million.

BORROWED FUNDS
The Company's borrowed funds consist of short-term borrowings and other borrowings. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, and other short-term borrowings which consist primarily of Federal Home Loan Bank (FHLB) advances with an original maturity of one day up to one year. Other borrowings consist of fixed rate FHLB advances with an original maturity greater than one year. Average borrowings for the quarter ended June 30, 1999 increased $21.7 million, or 18.5% as compared to the same period of 1998.

CAPITAL AND DIVIDENDS
Stockholders' equity of $127.2 million represents 9.4% of total assets at June 30, 1999, compared with $130.6 million, or 10.1% at December 31, 1998 and $129.0 million, or 9.9% a year previous. The equity decrease is due to the depreciation in the value of the securities available for sale portfolio.
     In December of 1998, the Company distributed a 5% stock dividend, the thirty-ninth consecutive year a stock dividend has been declared. In July of 1999, the Company declared a regular quarterly cash dividend of $0.17 per share, equivalent to an annual dividend of $0.68 per share. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.
     Capital is an important factor in ensuring the safety of depositors' accounts. For both 1998 and 1997, the Company earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality and security portfolio strength.
     As the capital ratios in Table 8 indicate, the Company remains well capitalized. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 and Risk-based Capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.


TABLE 8
CAPITAL MEASUREMENTS
----------------------------------------------------------------------------------------------------
                                                            First     SECOND      Third      Fourth
1999                                                      Quarter     QUARTER    Quarter     Quarter
----------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                       9.75%       9.51%
Tier 1 capital ratio                                       14.87%      14.42%
Total risk-based capital ratio                             16.12%      15.67%
Cash dividends as a percentage of net income               43.93%      44.06%
Per common share:
  Book value                                              $10.57      $10.27
  Tangible book value                                     $ 9.98      $ 9.70
----------------------------------------------------------------------------------------------------
1998

Tier 1 leverage ratio                                       9.19%       9.27%      9.36%       9.33%
Tier 1 capital ratio                                       15.30%      15.13%     14.95%      14.69%
Total risk-based capital ratio                             16.56%      16.38%     16.21%      15.94%
Cash dividends as a percentage of net income               30.33%      36.55%     38.61%      40.37%
Per common share:
  Book value                                              $10.02      $10.23     $10.58      $10.52
  Tangible book value                                     $ 9.36      $ 9.59     $ 9.96      $ 9.91
----------------------------------------------------------------------------------------------------

The accompanying Table 9 presents the high, low and closing sales price for the common stock as reported on the NASDAQ National Market System, and cash dividends declared per share of common stock. At June 30, 1999, total market capitalization of the Company's common stock was approximately $254 million compared to $290 million at December 31, 1998 and $305 million at June 30, 1998. The Company's price to book value ratio was 2.00 at June 30, 1999 and 2.36 a year ago. The per share market price was 13 times annualized earnings at June 30, 1999 and 16 times annualized earnings at June 30, 1998.


TABLE 9
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
---------------------------------------------------------------------------------------
                                                                                  Cash
                                                                             Dividends
Quarter Ending               High              Low             Close          Declared
---------------------------------------------------------------------------------------
1998
March 31                   $20.00           $16.79            $20.00            $0.122
June 30                     24.65            19.29             24.17             0.162
September 30                25.00            18.46             21.90             0.162
December 31                 25.50            20.71             23.38             0.170
---------------------------------------------------------------------------------------
1999
MARCH 31                   $24.50           $20.88            $20.88            $0.170
JUNE 30                     22.25            20.00             20.50             0.170
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

     The Company's primary measure of liquidity is called the basic surplus, which compares the adequacy of cash sources to the amounts of volatile funding sources. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources. Accordingly, the Company has established borrowing agreements with other banks (Federal Funds), the Federal Home Loan Bank of New York (short and long-term borrowings which are denoted as advances), and repurchase agreements with investment companies.
     At June 30, 1999 and 1998, the Company's basic surplus ratios (net access to cash and secured borrowings as a percentage of total assets) were approximately 2% and 6%, respectively. The Asset/Liability Management Committee has determined that liquidity is adequate to meet the cash flow requirements of the Company.
     Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. Through analysis of the interest sensitivity gap, the Company attempts to position its assets and liabilities to maximize net interest income in several different interest rate scenarios. As of June 30, 1999, the interest sensitivity gap indicates that the Company is liability sensitive in the short term and supports management's contention that the Company is positioned to benefit from a declining interest rate environment over the next twelve months. The nature and timing of the benefit will be initially impacted by the extent to which core deposit and borrowing rates are lowered as rates decline.
     While the static gap evaluation of interest rate sensitivity is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. Once the Company determines the extent of gap sensitivity, the next step is to quantify the potential impact of the interest sensitivity on net interest income. The Company utilizes a simulation model which measures the effect certain assumptions will have on net interest income over a short period of time, usually one or two years. These assumptions include, but are not limited to prepayments, potential call options of the investment portfolio and various interest rate environments. The following table presents the impact on net interest income of a gradual twelve-month increase or decrease in interest rates compared to a stable interest rate environment. The simulation projects net interest income over the next year using the June 30, 1999 balance sheet position.


TABLE 10
INTEREST RATE SENSITIVITY ANALYSIS
--------------------------------------------------------------
Change in interest rates                    Percent change in
(in basis points)                         net interest income
--------------------------------------------------------------
+200                                                  (5.22%)
+100                                                  (2.95%)
-100                                                   1.44%
-200                                                   2.23%
--------------------------------------------------------------


SELECTED FIVE YEAR DATA                            1998          1997           1996          1995          1994
------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)

Net income                                   $   19,102    $   14,749     $   12,179    $    9,329    $    6,508

Return on average assets                           1.48%         1.20%          1.10%         0.90%         0.64%

Return on average equity                          14.93%        12.97%         11.80%         9.18%         6.53%

Net interest margin                                4.76%         4.67%          4.69%         4.43%         4.81%

Efficiency ratio                                  57.92%        56.09%         60.74%        65.92%        70.22%

Expense ratio                                      2.31%         2.20%          2.41%         2.51%         2.96%

Tier 1 leverage ratio                              9.33%         8.91%          8.70%         8.80%         9.05%

Tier 1 risk-based capital ratio                   14.69%        14.88%         14.06%        15.21%        16.09%

Total risk-based capital ratio                    15.94%        16.13%         15.31%        16.46%        17.35%

Cash dividend per share payout                    41.34%        37.91%         36.50%        42.61%        56.13%

Earnings per share:
 Basic                                       $     1.52    $     1.18     $     0.98    $     0.72    $     0.50
 Diluted                                     $     1.49    $     1.16     $     0.97    $     0.72    $     0.50

Cash dividends paid                          $     0.616   $     0.442    $     0.355   $     0.307   $     0.277

Book value                                   $    10.52    $     9.77     $     8.65    $     8.47    $     7.56

Tangible book value                          $     9.91    $     9.09     $     7.84    $     7.56    $     6.81

Stock dividends distributed                        5.00%         5.00%          5.00%         5.00%         5.00%

Market price:
 High                                        $    25.50    $    19.78     $    12.93    $    11.66    $    10.88
 Low                                         $    16.79    $    11.99     $    10.21    $     9.72    $     8.82
 End of year                                 $    23.38    $    19.29     $    12.25    $    11.34    $    10.18

Price/earnings ratio (assumes dilution)           15.69X        16.56x         12.59x        15.73x        20.49x
Price/book value ratio                             2.22X         1.97x          1.42x         1.34x         1.35x

Total assets                                 $1,290,009    $1,280,585     $1,138,986    $1,106,266    $1,044,557

Total stockholders' equity                   $  130,632    $  123,343     $  106,264    $  108,044    $   98,307

Average diluted common shares
 outstanding (thousands)                         12,832        12,700         12,514        12,936        13,140
------------------------------------------------------------------------------------------------------------------

All share and per share data has been restated to give retroactive effect to stock dividends and splits.

PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------
Item 1 -- Legal Proceedings

This item is omitted, as there have been no material legal proceedings initiated or settled during the quarter ended June 30, 1999.

Item 2 -- Changes in Securities

Not Applicable

Item  3 -- Defaults upon Senior Securities

This item is omitted because there were no defaults upon the Registrant's senior securities during the quarter ended June 30, 1999.

Item  4 -- Submission of Matters to a Vote of Security Holders

This item is omitted, as there is no disclosure required for the quarter ended June 30, 1999. The results of the election of directors and ratification of auditors at the Annual Meeting of Stockholders held April 17, 1999 was previously reported in Form 10-Q, March 31, 1999.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

An index to exhibits follows the signature page of this FORM 10-Q.

No reports on FORM 8-K were filed by the Registrant during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of August, 1999.




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


FORM 10-Q
Exhibit                                                                            Exhibit
NUMBER                                                                             CROSS-REFERENCE
------                                                                             ---------------
27.1         Financial Data Schedule for the six months ended June 30, 1999        Herein

                                  EXHIBIT 27.1
                Financial Data Schedule for the six months ended
                                  June 30, 1999