Form 10-Q
period 1999-09-30
NBT BANCORP INC
filed 1999-11-12
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999.
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the transition period from ________ to ________.


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

       Registrant's Telephone Number, Including Area Code: (607) 337-2265

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 31, 1999, there were 12,431,189 shares outstanding of the Registrant's common stock, No Par, Stated Value $1.00. There were no shares of the Registrant's preferred stock, No Par, Stated Value $1.00, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                                NBT BANCORP INC.
                   FORM 10-Q--Quarter Ended September 30, 1999

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

Item 1       Interim Financial Statements (Unaudited)

             Consolidated Balance Sheets at September 30, 1999, December 31, 1998 (Audited), and September 30, 1998

             Consolidated Statements of Income for the three month and nine month periods ended September 30, 1999 and 1998

             Consolidated Statements of Stockholders' Equity for the nine month periods ended September 30, 1999 and 1998

             Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998

             Consolidated Statements of Comprehensive Income for the three month and nine month periods ended September 30, 1999 and 1998

             Notes to Interim Consolidated Financial Statements at September 30, 1999

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

SIGNATURES

INDEX TO EXHIBITS


NBT BANCORP INC. AND SUBSIDIARY                                      SEPTEMBER 30,     December 31,     September 30,
CONSOLIDATED BALANCE SHEETS                                              1999              1998             1998
----------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                      (UNAUDITED)                        (Unaudited)
ASSETS
Cash                                                                  $   44,801       $   47,181       $   47,703
Loans held for sale                                                        3,511            2,887            2,854
Securities available for sale, at fair value                             355,137          355,758          392,982
Securities held to maturity (fair value-$41,215,
 $35,095 and $36,203)                                                     41,216           35,095           36,203
Loans:
 Commercial and agricultural                                             432,950          388,509          366,938
 Real estate mortgage                                                    174,204          160,025          153,905
 Consumer                                                                291,514          272,971          276,761
----------------------------------------------------------------------------------------------------------------------
  Total loans                                                            898,668          821,505          797,604
 Less allowance for loan losses                                           13,555           12,962           12,611
----------------------------------------------------------------------------------------------------------------------
  Net loans                                                              885,113          808,543          784,993
Premises and equipment, net                                               20,853           20,241           20,417
Intangible assets, net                                                     6,828            7,572            7,825
Other assets                                                              20,800           12,732            9,966
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $1,378,259       $1,290,009       $1,302,943
----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                         $  157,618       $  154,146       $  142,383
 Savings, NOW, and money market                                          386,245          391,614          385,872
 Time                                                                    550,610          498,445          504,852
----------------------------------------------------------------------------------------------------------------------
  Total deposits                                                       1,094,473        1,044,205        1,033,107
Short-term borrowings                                                    113,163           96,589          120,215
Long-term debt                                                            35,161           10,171           10,174
Other liabilities                                                          7,583            8,412            6,941
----------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                    1,250,380        1,159,377        1,170,437
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, no par, stated value $1.00; shares
    authorized-2,500,000                                                       -                -                -
   Common stock, no par, stated value $1.00; shares
    authorized-15,000,000; shares issued 13,015,789,
    13,015,789 and 12,425,758                                             13,016           13,016           12,426
   Capital surplus                                                       111,221          111,749           97,165
   Retained earnings                                                      23,540           15,512           28,152
   Accumulated other comprehensive income (loss)                          (7,117)           3,317            5,285
   Common stock in treasury at cost, 590,489,
    599,507 and 501,249 shares                                           (12,781)         (12,962)         (10,522)
----------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                             127,879          130,632          132,506
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,378,259       $1,290,009       $1,302,943
----------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

                                                          Three months ended                  Nine months ended
NBT BANCORP INC. AND SUBSIDIARY                              September 30,                      September 30,
CONSOLIDATED STATEMENTS OF INCOME                        1999             1998              1999             1998
-------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                         (Unaudited)
Interest and fee income:
Loans and loans held for sale                         $19,646          $18,100           $56,076          $52,701
Securities - taxable                                    6,425            6,966            18,301           22,233
Securities - tax exempt                                   282              281               760              836
Other                                                      76              101               232              210
-------------------------------------------------------------------------------------------------------------------
  Total interest and fee income                        26,429           25,448            75,369           75,980
-------------------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                8,758            9,344            25,344           28,423
Short-term borrowings                                   1,600            1,405             3,882            4,525
Long-term debt                                            474              136             1,098              326
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                               10,832           10,885            30,324           33,274
-------------------------------------------------------------------------------------------------------------------
Net interest income                                    15,597           14,563            45,045           42,706
Provision for loan losses                                 975            1,300             2,925            3,550
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses    14,622           13,263            42,120           39,156
-------------------------------------------------------------------------------------------------------------------

Noninterest income:
Trust                                                     835              803             2,505            2,407
Service charges on deposit accounts                     1,088              956             3,108            2,725
Net securities gains                                      837              168             1,507              613
Other                                                     684              594             2,086            1,883
-------------------------------------------------------------------------------------------------------------------
  Total noninterest income                              3,444            2,521             9,206            7,628
-------------------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                          5,025            4,920            14,166           14,214
Office supplies and postage                               390              441             1,330            1,406
Occupancy                                                 700              656             2,109            2,037
Equipment                                                 666              668             1,974            1,728
Professional fees and outside services                    857              724             2,010            1,987
Data processing and communications                        965              872             2,843            2,635
Amortization of intangible assets                         244              255               745              817
Other operating                                         1,239            1,171             2,763            3,824
-------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                            10,086            9,707            27,940           28,648
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                              7,980            6,077            23,386           18,136
Income taxes                                            3,167            1,346             9,030            3,623
-------------------------------------------------------------------------------------------------------------------
   NET INCOME                                         $ 4,813          $ 4,731           $14,356          $14,513
-------------------------------------------------------------------------------------------------------------------

Earnings Per Share:
     Basic                                            $  0.39          $  0.38           $  1.16          $  1.15
     Diluted                                          $  0.38          $  0.37           $  1.14          $  1.13
-------------------------------------------------------------------------------------------------------------------

All per share data has been restated to give retroactive effect to stock dividends and splits.

See notes to interim consolidated financial statements.


NBT BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
                                                                             Accumulated
                                                                                   Other
                                     Common       Capital      Retained    Comprehensive      Treasury
                                      Stock       Surplus      Earnings    Income (Loss)         Stock          Total
------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)
BALANCE AT DECEMBER 31, 1997        $ 9,430      $ 96,494       $22,249         $  2,373      $ (7,203)      $123,343
Net income                                                       14,513                                        14,513
Cash dividends - $0.446 per share                                (5,603)                                       (5,603)
Effect of 4 for 3 split in the
  form of a stock dividend            2,996                      (2,996)
Payment in lieu of fractional shares                                (11)                                          (11)
Purchase of 214,700 treasury shares                                                             (5,791)        (5,791)
Sale of 129,322 treasury shares to
  employee benefit plans and other
  stock plans                                         671                                        2,472          3,143
Unrealized gain on securities
  available for sale, net of
  reclassification adjustment,
  and deferred taxes of $2,011                                                     2,912                        2,912
------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1998       $12,426      $ 97,165       $28,152         $  5,285      $(10,522)      $132,506
------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998        $13,016      $111,749       $15,512         $  3,317      $(12,962)      $130,632
Net income                                                       14,356                                        14,356
Cash dividends - $0.510 per share                                (6,312)                                       (6,312)
Payment in lieu of fractional shares                                (16)                                          (16)
Purchase of 213,500 treasury shares                                                             (4,643)        (4,643)
Sale of 222,518 treasury shares to
  employee benefit plans and other
  stock plans                                        (528)                                       4,824          4,296
Unrealized loss on securities
  available for sale, net of
  reclassification adjustment,
  and deferred taxes of $7,206                                                   (10,434)                     (10,434)
------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999       $13,016      $111,221       $23,540         $ (7,117)     $(12,781)      $127,879
------------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.


NBT BANCORP INC. AND SUBSIDIARY                                                 Nine Months Ended September 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                               1999                 1998
-----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                          (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                     $  14,356           $   14,513
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses                                                        2,925                3,550
  Depreciation of premises and equipment                                           1,649                1,514
  Amortization of premiums and accretion of discounts on securities               (1,181)              (1,437)
  Amortization of intangible assets                                                  745                  817
  Proceeds from sales of loans originated for sale                                 1,734                3,219
  Loans originated for sale                                                       (2,358)              (2,787)
  Net gain on sale of other real estate owned                                       (543)                 (83)
  Net realized gains on sales of securities                                       (1,507)                (613)
  (Increase) decrease in interest receivable                                        (883)                  37
  Increase in interest payable                                                       567                   62
  Other, net                                                                      (1,983)              (1,615)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         13,521               17,177
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
  Proceeds from maturities                                                        49,922               53,806
  Proceeds from sales                                                             57,571              110,869
  Purchases                                                                     (121,824)            (110,052)
Securities held to maturity:
  Proceeds from maturities                                                        16,808               16,886
  Purchases                                                                      (22,929)             (16,950)
Net increase in loans                                                            (79,775)             (65,546)
Purchase of premises and equipment, net                                           (2,261)              (3,170)
Proceeds from sales of other real estate owned                                     1,430                  896
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (101,058)             (13,261)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in deposits                                                          50,268               18,924
Net increase (decrease) in short-term borrowings                                  16,574              (14,312)
Proceeds from issuance of long-term debt                                          25,000               10,000
Repayments of long-term debt                                                         (10)                  (9)
Proceeds from issuance of treasury shares to employee benefit
 plans and other stock plans                                                       4,296                3,143
Purchase of treasury stock                                                        (4,643)              (5,791)
Cash dividends and payment for fractional shares                                  (6,328)              (5,614)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         85,157                6,341
-----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                         (2,380)              10,257
Cash and cash equivalents at beginning of year                                    47,181               37,446
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  44,801           $   47,703
-----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW  INFORMATION:  Cash paid during the period for:
  Interest                                                                     $  29,757           $   33,212
  Income taxes                                                                     9,156                5,211
-----------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.


                                                                    Three months ended              Nine months ended
NBT BANCORP INC. AND SUBSIDIARY                                       September 30,                   September 30,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                    1999           1998            1999            1998
------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                      (Unaudited)

Net Income                                                      $ 4,813         $4,731        $ 14,356         $14,513
------------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax
     Unrealized holding gains (losses) arising during
         period [pre-tax amounts of  $(3,712),
         $5,054, $(16,133) and $5,536]                           (2,196)         2,984          (9,543)          3,275
     Less: Reclassification adjustment for net gains
         included in net income [pre-tax amounts of
         $(837), $(168), $(1,507) and $(613)]                      (495)           (99)           (891)           (363)
------------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                          (2,691)         2,885         (10,434)          2,912
------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                            $ 2,122         $7,616        $  3,922         $17,425
------------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its wholly-owned subsidiary, NBT Bank, N. A. (Bank). All intercompany transactions have been eliminated in consolidation. Certain amounts previously reported in the financial statements
have  been   reclassified  to  conform  with  the  current   presentation.
     The determination of the allowance for loan losses is a material estimate that is particularly susceptible to significant change in the near term. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.
     The balance sheet at December 31, 1998 has been derived from audited financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 1998.
     On October 25, 1999, Bancorp announced the declaration of a 5% stock dividend and a regular quarterly cash dividend of $0.17 per share. The stock and cash dividends will be paid on December 15, 1999 to shareholders of record as of December 1, 1999. The cash dividend will be paid on the increased number of shares. Amounts per common share have not been adjusted for the prospective December 15, 1999 stock dividend. The adjustment for purposes of comparability will occur after the payment date.
     On August 16, 1999, the Registrant announced the signing of a definitive agreement of merger with Lake Ariel Bancorp, Inc. ("Lake Ariel"). The merger is subject to the approval of each company's shareholders and of banking regulators. The merger is expected to close in the first quarter of 2000 and is intended to be accounted for as a pooling-of-interests and to qualify as a tax-free exchange for Lake Ariel shareholders. Shareholders of Lake Ariel will receive a minimum of 0.8315 shares and a maximum of 0.9487 shares of NBT common stock for each share exchanged. Based on the August 13 closing price of $20.25 for NBT Bancorp Inc. common stock, NBT will issue approximately 4.6 million shares and share equivalents in exchange for all of the Lake Ariel common stock and share equivalents outstanding. The transaction is valued at $92.8 million or $18.50 per share for the outstanding shares of Lake Ariel. Lake Ariel has provided NBT an option to acquire up to 965,300 shares of Lake Ariel's common stock exercisable in the event of certain circumstances involving transactions with third parties, acts of third parties, or break-up of the merger agreement. Concurrent with this announcement, NBT Bancorp Inc. reduced its stock repurchase plan from 600,000 shares to 200,000 which leaves 76,500 shares remaining for repurchase under the reduced plan.

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

--------------------------------------------------------------------------------------------------
Three months ended September 30,                                       1999                 1998
--------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Basic EPS:
  Weighted average common shares outstanding                         12,398               12,571
  Net income available to common shareholders                       $ 4,813              $ 4,731
--------------------------------------------------------------------------------------------------
Basic EPS                                                           $  0.39              $  0.38
--------------------------------------------------------------------------------------------------

Diluted EPS:
  Weighted average common shares outstanding                         12,398               12,571
  Dilutive common stock options                                         113                  274
--------------------------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                                 12,511               12,845
  Net income available to common shareholders                       $ 4,813              $ 4,731
--------------------------------------------------------------------------------------------------
Diluted EPS                                                         $  0.38              $  0.37
--------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------
Nine months ended September 30,                                        1999                 1998
--------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Basic EPS:
  Weighted average common shares outstanding                         12,402               12,611
  Net income available to common shareholders                       $14,356              $14,513
--------------------------------------------------------------------------------------------------
Basic EPS                                                           $  1.16              $  1.15
--------------------------------------------------------------------------------------------------

Diluted EPS:
  Weighted average common shares outstanding                         12,402               12,611
  Dilutive common stock options                                         136                  255
--------------------------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                                 12,538               12,866
  Net income available to common shareholders                       $14,356              $14,513
--------------------------------------------------------------------------------------------------
Diluted EPS                                                         $  1.14              $  1.13
--------------------------------------------------------------------------------------------------

NBT BANCORP INC. AND SUBSIDIARY
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiary, NBT Bank, N.A. (Bank) collectively referred to herein as the Company. This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this FORM 10-Q as well as to the Company's 1998 FORM 10-K for an understanding of the following discussion and analysis. In June of 1998, the Company distributed a four-for-three stock split effected in the form of a 33 1/3% stock dividend. In December 1998, the Company distributed a 5% stock dividend, the thirty-ninth consecutive year a stock dividend has been declared. Throughout this discussion and analysis, amounts per common share and common shares outstanding have been adjusted retroactively for stock dividends and splits.
     On October 25, 1999, Bancorp announced the declaration of a 5% stock dividend and a regular quarterly cash dividend of $0.17 per share. The stock and cash dividends will be paid on December 15, 1999 to shareholders of record as of December 1, 1999. The cash dividend will be paid on the increased number of shares. Amounts per common share have not been adjusted for the prospective December 15, 1999 stock dividend. The adjustment for purposes of comparability will occur after the payment date.
     On August 16, 1999, the Registrant announced the signing of a definitive agreement of merger with Lake Ariel Bancorp, Inc. ("Lake Ariel"). The merger is subject to the approval of each company's shareholders and of banking regulators. The merger is expected to close in the first quarter of 2000 and is intended to be accounted for as a pooling-of-interests and to qualify as a tax-free exchange for Lake Ariel shareholders. Shareholders of Lake Ariel will receive a minimum of 0.8315 shares and a maximum of 0.9487 shares of NBT common stock for each share exchanged. Based on the August 13 closing price of $20.25 for NBT Bancorp Inc. common stock, NBT will issue approximately 4.6 million shares and share equivalents in exchange for all of the Lake Ariel common stock and share equivalents outstanding. The transaction is valued at $92.8 million or $18.50 per share for the outstanding shares of Lake Ariel. Lake Ariel has provided NBT an option to acquire up to 965,300 shares of Lake Ariel's common stock exercisable in the event of certain circumstances involving transactions with third parties, acts of third parties, or break-up of the merger agreement. Concurrent with this announcement, NBT Bancorp Inc. reduced its stock repurchase plan from 600,000 shares to 200,000 which leaves 76,500 shares remaining for repurchase under the reduced plan.
     Certain statements in this release and other public releases by the Company contain forward-looking information, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as "anticipate," "believe," "expect," "forecasts," "projects," or other similar terms. Actual results may differ materially from these statements since such statements involve significant known and unknown rules and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) an increase in competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) changes in the regulatory environment; (4) general economic environment conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality; (5) changes may incur in business conditions and inflation; and (6) unforeseen risks associated with the Year 2000 issue.

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

     A committee continues to direct the Company's Year 2000 activities under the framework of the FFIEC's Five-Step Program. The FFIEC's Five-Step Program includes the following phases: Awareness, Assessment, Renovation, Validation and Implementation. The Awareness Phase, 100% complete, defines the Year 2000 problem and gains executive level support for the necessary resources to prepare the Company for Year 2000 compliance. The Assessment Phase, 100% complete, assesses the size and complexity of the problem and details the magnitude of the effort necessary to address the Year 2000 issues. Although the Awareness and Assessment Phases are complete, the Company will continue to evaluate any new issues as they arise. The Renovation Phase, 100% complete, includes code
enhancements,   hardware  and  software  updates,  system  replacements,  vendor certification, and other associated changes. The Validation Phase, 100% complete, includes the testing of incremental changes to hardware and software components. The Implementation Phase, 100% complete, certifies that systems are Year 2000 compliant and have been accepted by the end users. The Company has been addressing Informational Technology (IT) and non IT systems. The Company has categorized all systems as mission critical, high, medium or low priority with respect to its ability to influence business functions. The Company has completed the testing and review of all applications without negative findings. In some cases, the Company is relying on the service providers and software vendors to facilitate proxy testing with a select group of users, including the Company. The Company approved the test plans to ensure Year 2000 compliance of those systems. The Company has also contracted with McGladrey and Pullen, LLP to perform an independent third party review of all proxy test results. The McGladrey and Pullen, LLP review did not identify any significant Year 2000 issues. To ensure compliance of non IT systems where testing is not possible, the Company has contacted the manufacturers and suppliers for Year 2000 certification. Based on responses from manufacturers and suppliers of non IT systems, the Company does not anticipate incurring any material expenses due to unpreparedness of the non IT systems.
     The Company has identified material third party relationships to minimize the potential loss from unpreparedness of these parties. The Company continues to work closely with Fiserv, its data services and items processing provider, regarding Year 2000 compliance.
     The Company has tested its mission critical trust accounting system to ensure Year 2000 compliance. The testing and validation of this system was completed during the fourth quarter of 1998. Test results were reviewed by internal staff and did not disclose any significant Year 2000 issues. In addition, the system was also tested by the software vendor and two user groups made up of other banks. Results of these tests did not identify any significant Year 2000 issues. Non mission critical systems in use by the trust department have been reviewed for Year 2000 compliance. In addition, the trust department is following the FFIEC's Year 2000 Fiduciary Service Guidance. The fiduciary review includes the following steps: account and asset administration, third party risk, counter party risk, transfer agent risk, and client disclosure. A Year 2000 compliance review is being conducted on those companies in which significant trust assets are invested. As of September 30, 1999, 95% of discretionary securities identified as significant have received at least two reviews. Updates on the status of these companies will continue throughout 1999. The trust account review process has been modified to include specific Year 2000 issues. Third party and counter party fiduciary risk is being addressed by communicating with various vendors and service providers to ascertain their Year 2000 compliance. All customers and beneficiaries of the trust department have been contacted regarding the Company's efforts to identify and reduce Year 2000 risk.
     The Company has evaluated the Year 2000 readiness of its major borrowers and fund providers to assess their readiness and identify potential problems. The Company has assessed the preparedness of its 75 largest commercial borrowers, as well as 150 random commercial borrowers. These borrowers were evaluated and rated as low, medium or high risk. For the medium and high risk customers, an action plan for compliance has been developed, up to and including credit risk downgrades and requests for additional collateral. The Company has also assessed the preparedness of its 60 largest deposit account relationships, as well as 45 random depositors. The providers were also evaluated and rated as low, medium or high risk. The Company has scheduled follow up with the high risk and material fund providers to ensure they are taking necessary steps to become Year 2000 compliant. The Company also completed an assessment of its other material funding sources and counter parties, with no high risk relationships being identified. Continuous monitoring of significant new relationships is performed to ensure Year 2000 preparedness. In addition, the Company has modified its liquidity crisis plan to minimize funding risk due to the Year 2000 issue. The Company is monitoring customer behavior to determine the cash availability requirements and the associated impact to its liquidity funding position and will update the liquidity crisis plan as necessary.
     As of September 30, 1999 the Company has incurred approximately $590,000 in expenses directly related to the Year 2000 issue. Additionally, the Company forecasts spending approximately $60,000 by December 31, 1999 to ensure Year 2000 readiness. These amounts include the cost of additional hardware and software, as well as technology consultants contracted to assist in the preparation for the Year 2000; however, they do not include a valuation for the considerable time employees spent or will spend on Year 2000 preparedness. The Company has included the cost of the Year 2000 issue in its 1999 annual budget. Due to the uniqueness of the Year 2000 issue, it is difficult to quantify the potential loss in revenue. Based on efforts to ensure systems will function properly, the Company believes it reasonable that no material loss in revenue will occur. The Company believes that its reasonably likely worst case Year 2000 scenario is a material increase in credit losses due to Year 2000 problems of the Company's borrowers, as well as disruption in financial markets causing liquidity stress. As previously mentioned, the Company has attempted to minimize these risks by identifying the material borrowers and fund providers and assessing their progress toward Year 2000 compliance.

     The Company has developed a business resumption contingency plan to help ensure continued operations in the event of Year 2000 system failures. This contingency plan is consistent with the Company's disaster recovery plan with modifications for Year 2000 risks. The business resumption contingency plan has been tested and independently validated in accordance with FFIEC guidelines.

OVERVIEW
Net income of $4.8 million ($0.38 diluted earnings per share) was recognized in the third quarter of 1999, compared to third quarter 1998 net income of $4.7 million ($0.37 diluted earnings per share). The third quarter net income before taxes of $8.0 million was $1.9 million higher than third quarter 1998. The increase in pre-tax net income can be attributed to improvements in net interest and noninterest income. Third quarter 1998 earnings included an approximate $1 million tax benefit available only through year-end 1998, arising from a corporate realignment within the Company.
     Net income of $14.4 million ($1.14 diluted earnings per share) was recognized for the nine month period ended September 30, 1999, compared to the first nine months in 1998 net income of $14.5 million ($1.13 diluted earnings per share). The first nine months of 1998 included an approximate $3 million tax benefit previously described. Net income before taxes of $23.4 million for the first nine months of 1999 increased $5.3 million compared to the same period of 1998. The increase in pre tax income for the nine month period ended September 30, 1999 was driven by factors similar to those of third quarter 1999.
     Table 1 depicts several measurements of performance on an annualized basis. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios decreased for the nine month period ended September 30, 1999 compared to the same period a year previous. The decline in these ratios can be attributed to the increased income tax expense previously mentioned.
     Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. Taxable equivalency adjusts income by increasing tax exempt income to a level that is comparable to taxable income before taxes are applied.

TABLE 1
PERFORMANCE MEASUREMENTS
---------------------------------------------------------------------------------------------------
                                       First     Second     THIRD       NINE    Fourth     Twelve
                                     Quarter    Quarter   QUARTER     MONTHS   Quarter     Months
---------------------------------------------------------------------------------------------------
1999
Return on average assets               1.54%      1.44%     1.40%      1.46%
Return on average equity              14.87%     14.59%    15.17%     14.87%
Net interest margin                    4.96%      4.87%     4.82%      4.88%
---------------------------------------------------------------------------------------------------
1998
Return on average assets               1.60%      1.47%     1.46%      1.51%     1.40%      1.48%
Return on average equity              16.49%     14.92%    14.54%     15.30%    13.87%     14.93%
Net interest margin                    4.75%      4.68%     4.79%      4.74%     4.80%      4.76%
---------------------------------------------------------------------------------------------------

NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings. Net interest income is effected by the interest rate spread, the difference between the yield on earning assets and cost of interest bearing liabilities, as well as the volumes of such assets and liabilities. Table 2 represents an analysis of net interest income on a federal taxable equivalent basis.
     Federal taxable equivalent (FTE) net interest income increased $1.1 million for the third quarter of 1999 compared to the same period of 1998. This increase was primarily a result of the $86.1 million increase in average earning assets, less the $62.0 million increase in average interest bearing liabilities.
     Total FTE interest income increased $1.1 million over third quarter 1998. This increase is also a result of the increase in average earning assets, as the loan portfolio growth has continued. The increase in average earning assets was partially offset by a 22 basis point decrease in the yield on earning assets as the loan portfolio yield declined. During the same time period, total interest expense remained stable as the increase in average interest bearing liabilities was offset by a 27 basis point reduction in cost.
     For the first nine months of 1999, FTE net interest income increased $2.5 million over the comparable period of 1998. This can be attributed to lower interest expense as the cost of interest bearing liabilities was reduced by 42 basis points, primarily time deposits and short-term borrowings. Interest income remained stable during this period as the increase in average earning assets was offset by a 27 basis point decline in yield.
     Another important performance measurement of net interest income is the net interest margin. The net interest margin increased to 4.88% for the first nine months of 1999, up from 4.74% for the comparable period in 1998. The increase in the net interest margin is primarily a result of the increased interest rate spread, as the reduction in the cost of interest bearing liabilities exceeded the decline in yield on earning assets. Also contributing to the improved net interest margin is increased funding of earning assets from noninterest bearing sources, as the Company has experienced an increase in demand deposit accounts.


TABLE 2
COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME
----------------------------------------------------------------------------------------------------
                       Three months ended September 30,
Annualized
Yield/Rate                                               Amounts                     Variance
----------------------------------------------------------------------------------------------------
 1999    1998  (dollars in thousands)                 1999      1998     TOTAL    VOLUME       RATE
 ----    ----                                         ----      ----     -----    ------       ----
4.99%   5.84%  Interest bearing deposits           $     2   $     2   $     -   $     -    $     -
               Federal funds sold and securities
   -    3.90%   purchased under agreements to resell     -        25       (25)      (12)       (13)
4.93%   5.32%  Other short-term investments             74        74         -         5         (5)
6.76%   6.85%  Securities available for sale         6,228     6,768      (540)     (448)       (92)
6.75%   9.51%  Loans held for sale                      52        61        (9)       11        (20)
               Securities held to maturity:
6.41%   6.84%   Taxable                                218       221        (3)       10        (13)
6.25%   6.81%   Tax exempt                             414       410         4        40        (36)
8.76%   9.15%  Loans                                19,745    18,087     1,658     2,471       (813)
               -------------------------------------------------------------------------------------
8.10%   8.32%  Total interest income                26,733    25,648     1,085     2,077       (992)

2.78%   2.90%  Money Market Deposit Accounts           546       601       (55)      (31)       (24)
1.18%   1.55%  NOW accounts                            410       510      (100)       27       (127)
2.72%   2.72%  Savings accounts                      1,166     1,086        80        81         (1)
5.01%   5.42%  Certificates of deposit               6,636     7,147      (511)       37       (548)
4.98%   5.17%  Short-term borrowings                 1,600     1,405       195       248        (53)
5.35%   5.31%  Long-term debt                          474       136       338       337          1
               -------------------------------------------------------------------------------------
4.00%   4.27%  Total interest expense               10,832    10,885       (53)      699       (752)
               -------------------------------------------------------------------------------------
               Net interest income                 $15,901   $14,763   $ 1,138   $ 1,378    $  (240)
               =====================================================================================
4.10%   4.05%  Interest rate spread
=====   =====  ====================
4.82%   4.79%  Net interest margin
=====   =====  ===================
               FTE adjustment                      $   304   $   200
               ==============                      =======   =======

                       Nine Months Ended September 30,
Annualized
Yield/Rate                                              Amounts                      Variance
-------------------------------------------------------------------------------------------------------------------------
 1999    1998  (dollars in thousands)                 1999      1998     TOTAL    VOLUME       RATE
 ----    ----                                         ----      ----     -----    ------       ----
4.49%   5.33%  Interest bearing deposits           $     7   $     5   $     2   $     3    $    (1)
               Federal funds sold and securities
4.63%   3.91%   purchased under agreements to resell     2        31       (29)      (35)         6
4.78%   5.36%  Other short-term investments            223       174        49        69        (20)
6.76%   6.98%  Securities available for sale        17,736    21,626    (3,890)   (3,230)      (660)
6.93%   8.58%  Loans held for sale                     171       205       (34)        6        (40)
               Securities held to maturity:
6.46%   6.86%   Taxable                                627       674       (47)       (8)       (39)
6.46%   7.01%   Tax exempt                           1,108     1,219      (111)      (15)       (96)
8.76%   9.23%  Loans                                56,269    52,654     3,615     6,428     (2,813)
               -------------------------------------------------------------------------------------
8.11%   8.38%  Total interest income                76,143    76,588      (445)    3,218     (3,663)

2.75%   2.90%  Money Market Deposit Accounts         1,716     1,846      (130)      (37)       (93)
1.30%   1.63%  NOW accounts                          1,344     1,544      (200)      125       (325)
2.73%   2.79%  Savings accounts                      3,364     3,239       125       199        (74)
4.96%   5.44%  Certificates of deposit              18,920    21,794    (2,874)     (985)    (1,889)
4.83%   5.43%  Short-term borrowings                 3,882     4,525      (643)     (157)      (486)
5.34%   5.32%  Long-term debt                        1,098       326       772       770          2
               ------------------------------------------------------------------------------------
3.93%   4.35%  Total interest expense               30,324    33,274    (2,950)      (85)    (2,865)
               -------------------------------------------------------------------------------------
               Net interest income                 $45,819   $43,314   $ 2,505   $ 3,303    $  (798)
               =====================================================================================
4.18%   4.03%  Interest rate spread
=====   =====  ====================
4.88%   4.74%  Net interest margin
=====   =====  ===================
               FTE adjustment                      $   774   $   608
               ==============                      =======   =======

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a valuation allowance established to provide for the estimated losses related to the collection of the Company's loan portfolio. The allowance is maintained at a level considered adequate to provide for loan loss exposure based on management's estimate of probable losses in the portfolio considering an evaluation of risk, economic factors, and past loss experience. Management determines the provision and allowance for loan losses based on a number of factors including a comprehensive loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify problem loans, credit concentration, and other risk factors such as economic conditions. The allowance for loan losses to outstanding loans at September 30, 1999 is 1.51%, compared to 1.58% for the same period in 1998. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.
     Table 3 reflects changes to the allowance for loan losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs for the quarter ended September 30, 1999 declined $0.1 million or 15.8% compared to the same period of 1998. Net charge-offs for the nine months ended September 30, 1999 declined $0.2 million or 7.5% compared to the same period of 1998. Annualized net charge-offs to average loans declined to 0.35% for the third quarter of 1999, down from 0.47% for the comparable period of 1998. Annualized net charge-offs to average loans declined to 0.36% for the first nine months of 1999, compared to 0.44% for the comparable period of 1998. The decline in charge-offs and charge-offs as a percentage of average loans during 1999 indicates an improvement in the Company's loan quality.

TABLE 3
ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------
                                          Three months ended                    Nine months ended
                                             September 30,                        September 30,
(dollars in thousands)                  1999            1998                1999             1998
------------------------------------------------------------------------------------------------------------
Balance, beginning of period         $13,361         $12,239             $12,962          $11,582
Recoveries                               231             200                 620              610
Charge-offs                           (1,012)         (1,128)             (2,952)          (3,131)
------------------------------------------------------------------------------------------------------------
Net charge-offs                         (781)           (928)             (2,332)          (2,521)
Provision for loan losses                975           1,300               2,925            3,550
------------------------------------------------------------------------------------------------------------
Balance, end of period               $13,555         $12,611             $13,555          $12,611
------------------------------------------------------------------------------------------------------------
COMPOSITION OF NET (CHARGE-OFFS) RECOVERIES
------------------------------------------------------------------------------------------------------------
Commercial and agricultural             (503)   64%  $  (553)     60%    $(1,286)    55%  $(1,401)    56%
Real estate mortgage                       9    (1)%     (46)      5%        (56)     2%     (101)     4%
Consumer                                (287)   37%     (329)     35%       (990)    43%   (1,019)    40%
------------------------------------------------------------------------------------------------------------
Net charge-offs                      $  (781)  100%  $  (928)    100%    $(2,332)   100%  $(2,521)   100%
------------------------------------------------------------------------------------------------------------
Annualized net charge-offs
 to average loans                             0.35%             0.47%              0.36%            0.44%
------------------------------------------------------------------------------------------------------------
Net charge-offs to average loans for the year ended
 December 31, 1998                                                                                  0.42%
------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Table 4 below presents quarterly and year-to-date noninterest income. Noninterest income for the third quarter of 1999, excluding security gains and nonrecurring income, increased $0.3 million or 10.8% when compared to third quarter of 1998. For the nine month period ended September 30, 1999, excluding security gains and nonrecurring income, noninterest income increased $0.7 million or 9.8% compared to the same period during 1998. Deposit service charges has increased during 1999 as a result of growth in demand deposit accounts. The increase in other income for the quarter and year-to-date periods can be primarily attributed to an increase in ATM transaction income.


TABLE 4
NONINTEREST INCOME
------------------------------------------------------------------------------------------------------------------------
                                         First    Second      THIRD       NINE     Fourth     Twelve
(dollars in thousands)                 Quarter   Quarter    QUARTER     MONTHS    Quarter     Months
------------------------------------------------------------------------------------------------------------------------
1999
Trust income                            $  835    $  835     $  835     $2,505
Service charges on deposit accounts        961     1,059      1,088      3,108
Net securities gains                       471       199        837      1,507
Other income                               792       610        684      2,086
------------------------------------------------------------------------------------------------------------------------
  Total noninterest income              $3,059    $2,703     $3,444     $9,206
------------------------------------------------------------------------------------------------------------------------
1998
Trust income                            $  802    $  802     $  803     $2,407     $  708     $3,115
Service charges on deposit accounts        869       900        956      2,725      1,024      3,749
Net securities gains                       218       227        168        613         11        624
Other income                               679       610        594      1,883        608      2,491
------------------------------------------------------------------------------------------------------------------------
  Total noninterest income              $2,568    $2,539     $2,521     $7,628     $2,351     $9,979
------------------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Table 5 presents components of noninterest expense as well as selected operating efficiency ratios. Noninterest expense for the quarter ended September 30, 1999 experienced a $0.4 million increase compared to the same period of 1998. Noninterest expense for the nine months ended September 30, 1999 experienced a $0.7 million decrease compared to the same period of 1998.
     Equipment expense for the nine months ended September 30, 1999 increased $0.2 million compared to the same period of 1998. This increase can be attributed to computer maintenance and depreciation resulting from replacement of computers for Year 2000 compliance, as well as the installation of additional computers throughout the branch network.
     Other operating expense for the nine months ended September 30, 1999 experienced a $1.1 million decline compared to the same period in 1998. In addition to a decline in recurring other operating expenses during 1999, the Company recognized a nonrecurring gain of $0.5 million on the sale of other real estate owned.
     Two important operating efficiency measures that the Company closely monitors are the efficiency and expense ratios. The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by net interest income plus noninterest income (excluding net security gains and losses and nonrecurring income). The efficiency ratio improved to 54.6% in the third quarter of 1999 from 56.7% for the same period of 1998. This improvement was a result of the increases in net interest and noninterest income between the reporting periods. The expense ratio is computed as total noninterest expense (excluding nonrecurring charges) less noninterest income (excluding net security gains and losses and nonrecurring income) divided by average assets. The expense ratio improved to 2.2% for the third quarter 1999 from 2.3% for the same period of 1998. The improvement in the expense ratio can be attributed to the increases in noninterest income and average assets, while at the same time experiencing a minimal increase in noninterest expense.


TABLE 5
NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
---------------------------------------------------------------------------------------------------
(dollars in thousands)                  First     Second     THIRD      NINE     Fourth    Twelve
1999                                  Quarter    Quarter   QUARTER    MONTHS    Quarter    Months
---------------------------------------------------------------------------------------------------
Salaries and employee benefits         $4,616     $4,525   $ 5,025   $14,166
Office supplies and postage               473        467       390     1,330
Occupancy                                 674        735       700     2,109
Equipment                                 621        687       666     1,974
Professional fees and outside services    567        586       857     2,010
Data processing and communications        910        968       965     2,843
Amortization of intangible assets         251        250       244       745
Other operating                           668        856     1,239     2,763
---------------------------------------------------------------------------------------------------
  Total noninterest expense            $8,780     $9,074   $10,086   $27,940
---------------------------------------------------------------------------------------------------
Efficiency ratio                        51.83%     53.16%    54.58%    53.22%
Expense ratio                            2.04%      2.10%     2.17%     2.11%
Average full-time equivalent
 employees                                486        486       489       487
Average assets per average
 full-time equivalent employee
 (millions)                            $  2.6     $  2.7   $   2.8   $   2.7
---------------------------------------------------------------------------------------------------
1998
Salaries and employee benefits         $4,687     $4,607   $ 4,920   $14,214    $ 4,988   $19,202
Office supplies and postage               500        465       441     1,406        506     1,912
Occupancy                                 686        695       656     2,037        806     2,843
Equipment                                 480        580       668     1,728        647     2,375
Professional fees and outside services    648        615       724     1,987        849     2,836
Data processing and communications        901        862       872     2,635        942     3,577
Amortization of intangible assets         291        271       255       817        253     1,070
Other operating                         1,209      1,444     1,171     3,824      1,489     5,313
---------------------------------------------------------------------------------------------------
  Total noninterest expense            $9,402     $9,539   $ 9,707   $28,648    $10,480   $39,128
---------------------------------------------------------------------------------------------------
Efficiency ratio                        56.67%     57.39%    56.71%    56.92%    60.84%     57.92%
Expense ratio                            2.23%      2.25%     2.27%     2.25%     2.49%      2.31%
Average full-time equivalent
 employees                                488        488       495       490        487       489
Average assets per average
 full-time equivalent employee
 (millions)                            $  2.6     $  2.6   $   2.6   $   2.6    $   2.7   $   2.6
---------------------------------------------------------------------------------------------------

INCOME TAXES
Income tax expense for the third quarter of 1999 was $3.2 million, compared with $1.3 million for the third quarter of 1998. For the first nine months of 1999, income tax expense amounted to $9.0 million, compared with $3.6 million during the same period of 1998. The increase in income taxes during 1999 can be attributed to an approximate $3.0 million tax benefit for the first nine months of 1998 resulting from a corporate realignment. The increased income before income taxes between reporting periods also contributed to the increased tax expense.

BALANCE SHEET
The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.

TABLE 6
AVERAGE BALANCES
---------------------------------------------------------------------------------------------------------------------
                                          Three months ended                 Nine months ended
                                             September 30,                      September 30,
(dollars in thousands)                  1999              1998             1999              1998
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents         $   41,633        $   39,888       $   40,686        $   37,840
Securities available for
 sale, at fair value                 353,622           396,617          348,408           418,481
Securities held to maturity           39,795            36,738           35,941            36,387
Loans held for sale                    3,057             2,524            3,294             3,190
Loans                                894,754           783,951          858,937           762,338
Deposits                           1,068,906         1,031,618        1,043,439         1,031,842
Short-term borrowings                127,426           107,817          107,507           111,476
Long-term debt                        35,163            10,176           27,474             8,201
Stockholders' equity                 125,857           129,063          129,045           126,805
Assets                             1,366,912         1,286,579        1,317,448         1,285,576
Earning assets                     1,309,424         1,223,361        1,255,445         1,221,737
Interest bearing liabilities      $1,073,948        $1,011,954       $1,031,129        $1,021,920
---------------------------------------------------------------------------------------------------------------------

SECURITIES
Average total securities were $39.9 million less for the third quarter of 1999 than for the same period of 1998. During the third quarter of 1999, the securities portfolio represented 31.0% of average earning assets compared to 35.0% for the third quarter of 1998. Average total securities for the nine month period ended September 30, 1999 were $70.5 million less than the same period of 1998. Available for sale securities are primarily U.S. Governmental agencies guaranteed securities. Held to maturity securities are obligations of the State of New York political subdivisions and do not include any direct obligations of the State of New York. At September 30, 1999, the composition of the securities portfolio was 90% available for sale and 10% held to maturity.

LOANS
Average loan volume for the three months ended September 30, 1999 was $110.8 million, or 14.1% greater than the third quarter 1998. This growth has been present in all loan categories, with increases in the average commercial, consumer and mortgage portfolios of $79.2 million, $10.4 million and $21.2 million, respectively.
     The Company has continued to experience an increase in the demand for commercial loans, primarily in the business and real estate categories. The increase in consumer loans can be attributed to a rise in home equity loans. Emphasis on marketing and improved product delivery has resulted in an increase in the mortgage portfolio. The Company does not engage in highly leveraged transactions or foreign lending activities.

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming  assets  consist of  nonaccrual  loans and other real estate owned
(OREO). Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair market value, less any estimated disposal costs.
     Total nonperforming assets decreased $2.1 million, or 38.8% at September 30, 1999 compared to September 30, 1998. The reduction in nonperforming assets can be attributed to a decline in nonaccrual loans, with reductions in all loan type categories. This is an indication of improvement in the Company's overall loan quality. The changes in nonperforming assets are presented in Table 7 below.

     At September 30, 1999, the recorded investment in impaired loans was $2.0 million. Included in this amount is $0.2 million of impaired loans for which the specifically allocated allowance for loan loss is $0.1 million. In addition, included in impaired loans is $1.8 million of impaired loans that, as a result of the adequacy of collateral values and cash flow analysis do not have a specific reserve. At December 31, 1998, the recorded investment in impaired loans was $2.4 million, of which $1.1 million had a specific allowance allocation of $0.2 million and $1.3 million for which there was no specific reserve. At September 30, 1998, the recorded investment in impaired loans was $3.7 million, of which $1.1 million had a specific allowance allocation of $0.2 million and $2.6 million of which there was no specific reserve. The Company classifies all commercial and small business nonaccrual loans as impaired loans.


TABLE 7
NONPERFORMING ASSETS AND RISK ELEMENTS
------------------------------------------------------------------------------------------------------------
                                                      SEPTEMBER 30,        December 31,        September 30,
(in thousands)                                            1999                 1998                1998
------------------------------------------------------------------------------------------------------------
Commercial and agricultural                         $2,002      72%     $2,394      67%     $3,684      75%
Real estate mortgage                                   309      11%        437      12%        523      11%
Consumer                                               481      17%        762      21%        695      14%
------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                            2,792     100%      3,593     100%      4,902     100%
------------------------------------------------------------------------------------------------------------
Other real estate owned                                585               1,164                 612
------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                        3,377               4,757               5,514
------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
  Commercial and agricultural                           55      15%        291      25%        261      27%
  Real estate mortgage                                 125      33%        341      30%        303      32%
  Consumer                                             197      52%        526      45%        390      41%
------------------------------------------------------------------------------------------------------------
   Total                                               377     100%      1,158     100%        954     100%
------------------------------------------------------------------------------------------------------------
   Total assets containing risk elements            $3,754              $5,915              $6,468
------------------------------------------------------------------------------------------------------------
Total nonperforming assets to loans                           0.38%               0.58%               0.69%
Total assets containing risk elements to loans                0.42%               0.72%               0.81%
Total nonperforming assets to assets                          0.25%               0.37%               0.42%
Total assets containing risk elements to assets               0.27%               0.46%               0.50%
------------------------------------------------------------------------------------------------------------

DEPOSITS
Customer deposits represent the greatest source of funding assets. Average total deposits for the quarter ended September 30, 1999, increased $37.3 million, or 3.6% from the same period in 1998. This growth has been present in the demand and savings categories with increases of $19.9 million and $14.7 million, respectively, while average time deposits remained stable between reporting periods.

BORROWED FUNDS
The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, and other short-term borrowings which consist primarily of Federal Home Loan Bank (FHLB) advances with an original maturity of one day up to one year. Long-term debt consists of fixed rate FHLB advances with an original maturity greater than one year. Average borrowings for the quarter ended September 30, 1999 increased $44.6 million, or 37.8% as compared to the same period of 1998.

CAPITAL AND DIVIDENDS
Stockholders' equity of $127.9 million represents 9.3% of total assets at September 30, 1999, compared with $130.6 million, or 10.1% at December 31, 1998 and $132.5 million, or 10.2% a year previous. The decrease in equity is due to depreciation in the market value of the securities available for sale portfolio resulting from the recent rise in market interest rates.
     In December of 1998, the Company distributed a 5% stock dividend, the thirty-ninth consecutive year a stock dividend has been declared. In September of 1999, the Company paid a regular quarterly cash dividend of $0.17 per share, equivalent to an annual dividend of $0.68 per share. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.
     Capital is an important factor in ensuring the safety of depositors' accounts. For both 1998 and 1997, the Company earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality and security portfolio strength.
     As the capital ratios in Table 8 indicate, the Company remains well capitalized. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 and risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.


TABLE 8
CAPITAL MEASUREMENTS
------------------------------------------------------------------------------------------------------
                                                            First      Second      THIRD      Fourth
                                                          Quarter     Quarter    QUARTER     Quarter
------------------------------------------------------------------------------------------------------
1999
Tier 1 leverage ratio                                        9.75%       9.51%      9.37%
Tier 1 capital ratio                                        14.87%      14.42%     14.39%
Total risk-based capital ratio                              16.12%      15.67%     15.64%
Cash dividends as a percentage of net income                43.93%      44.06%     43.97%
Per common share:
 Book value                                                $10.57      $10.27     $10.29
 Tangible book value                                       $ 9.98      $ 9.70     $ 9.74
------------------------------------------------------------------------------------------------------
1998
Tier 1 leverage ratio                                        9.19%       9.27%      9.36%       9.33%
Tier 1 capital ratio                                        15.30%      15.13%     14.95%      14.69%
Total risk-based capital ratio                              16.56%      16.38%     16.21%      15.94%
Cash dividends as a percentage of net income                30.33%      36.55%     38.61%      40.37%
Per common share:
 Book value                                                $10.02      $10.23     $10.58      $10.52
 Tangible book value                                       $ 9.36      $ 9.59     $ 9.96      $ 9.91
------------------------------------------------------------------------------------------------------

The accompanying Table 9 presents the high, low and closing sales price for the common stock as reported on the NASDAQ National Market System, and cash dividends declared per share of common stock. At September 30, 1999, total market capitalization of the Company's common stock was approximately $215 million compared to $290 million at December 31, 1998 and $274 million at September 30, 1998. The Company's price to book value ratio was 1.68 at September 30, 1999 and 2.07 a year previous. The per share market price was 11 times annualized earnings at September 30, 1999 and 15 times annualized earnings at September 30, 1998.


TABLE 9
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
---------------------------------------------------------------------------------------
                                                                                  Cash
                                                                             Dividends
Quarter Ending               High              Low             Close          Declared
---------------------------------------------------------------------------------------
1998
March 31                   $20.00           $16.79            $20.00            $0.122
June 30                     24.65            19.29             24.17             0.162
September 30                25.00            18.46             21.90             0.162
December 31                 25.50            20.71             23.38             0.170
---------------------------------------------------------------------------------------
1999
MARCH 31                   $24.50           $20.88            $20.88            $0.170
JUNE 30                     22.25            20.00             20.50             0.170
SEPTEMBER 30                21.94            17.25             17.31             0.170
---------------------------------------------------------------------------------------

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset/Liability Management Committee (ALCO) is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Interest rate sensitivity management seeks to avoid widely fluctuating net interest margins and to ensure consistent net interest income through periods of changing economic conditions.
     The Company's primary measure of liquidity is called the basic surplus, which compares the adequacy of cash sources to the amounts of volatile funding sources. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources. Accordingly, the Company has established borrowing agreements with other banks (Federal Funds), the Federal Home Loan Bank of New York (short and long-term borrowings which are denoted as advances), repurchase agreements and broker deposit agreements with major brokerage firms.
     At September 30, 1999 and 1998, the Company's basic surplus ratios (net access to cash and secured borrowings as a percentage of total assets) were approximately 4% and 7%, respectively. The Asset/Liability Management Committee has determined that liquidity is adequate to meet the cash flow requirements of the Company.
     Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. Through analysis of the interest sensitivity gap, the Company attempts to position its assets and liabilities to maximize net interest income in several different interest rate scenarios. As of September 30, 1999, the interest sensitivity gap indicates that the Company is liability sensitive in the short term.
     While the static gap evaluation of interest rate sensitivity is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. Once the Company determines the extent of gap sensitivity, the next step is to quantify the potential impact of the interest sensitivity on net interest income. The Company utilizes a simulation model which measures the effect certain assumptions will have on net interest income over a short period of time, usually one or two years. These assumptions include, but are not limited to prepayments, potential call options of the investment portfolio and various interest rate environments. The following table presents the impact on net interest income of a gradual twelve-month increase or decrease in interest rates compared to a stable interest rate environment. The simulation projects net interest income over the next year using the September 30, 1999 balance sheet position.


 TABLE 10
 INTEREST RATE SENSITIVITY ANALYSIS
---------------------------------------------------------------
 Change in interest rates                    Percent change in
 (in basis points)                         net interest income
---------------------------------------------------------------
 +200                                                   (5.15%)
 +100                                                   (2.72%)
 -100                                                    1.68%
 -200                                                    2.71%
---------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
SELECTED FIVE YEAR DATA                            1998          1997           1996           1995            1994
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)

Net income                                   $   19,102    $   14,749     $   12,179     $    9,329      $    6,508

Return on average assets                           1.48%         1.20%          1.10%          0.90%           0.64%

Return on average equity                          14.93%        12.97%         11.80%          9.18%           6.53%

Net interest margin                                4.76%         4.67%          4.69%          4.43%           4.81%

Efficiency ratio                                  57.92%        56.09%         60.74%         65.92%          70.22%

Expense ratio                                      2.31%         2.20%          2.41%          2.51%           2.96%

Tier 1 leverage ratio                              9.33%         8.91%          8.70%          8.80%           9.05%

Tier 1 risk-based capital ratio                   14.69%        14.88%         14.06%         15.21%          16.09%

Total risk-based capital ratio                    15.94%        16.13%         15.31%         16.46%          17.35%

Cash dividend per share payout                    41.34%        37.91%         36.50%         42.61%          56.13%

Earnings per share:
 Basic                                       $     1.52    $     1.18     $     0.98     $     0.72      $     0.50
 Diluted                                     $     1.49    $     1.16     $     0.97     $     0.72      $     0.50

Cash dividends paid                          $     0.616   $     0.442    $     0.355    $     0.307     $     0.277

Book value                                   $    10.52    $     9.77     $     8.65     $     8.47      $     7.56

Tangible book value                          $     9.91    $     9.09     $     7.84     $     7.56      $     6.81

Stock dividends distributed                        5.00%         5.00%          5.00%          5.00%           5.00%

Market price:
 High                                        $    25.50    $    19.78     $    12.93     $    11.66      $    10.88
 Low                                         $    16.79    $    11.99     $    10.21     $     9.72      $     8.82
 End of year                                 $    23.38    $    19.29     $    12.25     $    11.34      $    10.18

Price/earnings ratio (assumes dilution)           15.69X        16.56x         12.59x         15.73x          20.49x
Price/book value ratio                             2.22X         1.97x          1.42x          1.34x           1.35x

Total assets                                 $1,290,009    $1,280,585     $1,138,986     $1,106,266      $1,044,557

Total stockholders' equity                   $  130,632    $  123,343     $  106,264     $  108,044      $   98,307

Average diluted common shares
 outstanding (thousands)                         12,832        12,700         12,514         12,936          13,140
------------------------------------------------------------------------------------------------------------------------------------

All share and per share data has been restated to give retroactive effect to stock dividends and splits.

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

This item is omitted, as there have been no material legal proceedings initiated or settled during the quarter ended September 30, 1999.

Item  2 -- Changes in Securities

Not Applicable

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Registrant's senior securities during the quarter ended September 30, 1999.

Item  4 -- Submission of Matters to a Vote of Security Holders

This item is omitted as there is no disclosure required for the quarter ended September 30, 1999.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

An index to exhibits follows the signature page of this FORM 10-Q.

During the third quarter ended September 30, 1999, the Company filed the following Current Reports on Form 8-K:

(1) A report dated August 19, 1999 stating that NBT Bancorp Inc. and Lake Ariel Bancorp, Inc. announced that they had entered into an Agreement and Plan of Merger, dated as of August 16, 1999.

(2) A report dated September 13, 1999 describing organizational changes within the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of November, 1999.




                                NBT BANCORP INC.



                            By: /S/ DARYL R. FORSYTHE
                                Daryl R. Forsythe
                                  President and
                             Chief Executive Officer

                                INDEX TO EXHIBITS

The following documents are attached as Exhibits to this FORM 10-Q or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page number or exhibit cross-reference to the prior filings of the Registrant with the Commission.


FORM 10-Q
Exhibit                                                                                  Exhibit
NUMBER                                                                                   CROSS-REFERENCE
------                                                                                   ---------------
27.1        Financial Data Schedule for the nine months ended September 30, 1999         Herein

                                  EXHIBIT 27.1
                FINANCIAL DATA SCHEDULE FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1999