Form 10-K
period 1999-12-31
NBT BANCORP INC
filed 2000-03-10
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999.

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

        Registrant's Telephone Number, Including Area Code: 607-337-2265

        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:
                    Common Stock, No Par, $1.00 Stated Value
            Share Purchase Rights pursuant to Stockholder Rights Plan
                                (Title of Class)

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

As of February 29, 2000, there were 17,971,462 shares outstanding of the Registrant's common stock, par value $0.01 per share, of which 16,898,688 common shares having a market value of $209,205,757 were held by nonaffiliates of the Registrant. There were no shares of the Registrant's preferred stock, par value $0.01, outstanding at that date. Rights to purchase shares of the Registrant's preferred stock Series R are attached to the shares of the Registrant's common stock. The Registrant's common and preferred stock, no par, stated value of $1.00 per share was changed to par value of $0.01 per share on February 17, 2000.

                       Documents Incorporated by Reference

Portions of the Proxy Statement of NBT BANCORP INC. for the Annual Meeting of Stockholders to be held on April 25, 2000 are incorporated by reference into
Part III of this FORM 10-K as detailed therein.

An index to exhibits follows the signature page of this Form 10-K.

                              CROSS REFERENCE INDEX

Part I.   Item 1     Business
                     Description of Business                                                 3-5
                     Average Balance Sheets                                                    9
                     Net Interest Income Analysis - Taxable Equivalent Basis                   9
                     Net  Interest  Income  and  Volume/Rate  Variance - Taxable
                      Equivalent Basis                                                        10
                     Securities Portfolio                                                     13
                     Debt Securities - Maturity/Yield Schedule                                32
                     Loans                                                                    13
                     Maturities  and   Sensitivities  of  Loans  to  Changes  in
                      Interest Rates                                                          14
                     Nonperforming Assets and Risk Elements                                   14
                     Allowance for Loan Losses                                                11
                     Maturity Distribution of Time Deposits                                   15
                     Return on Equity and Assets                                              16
                     Short-Term Borrowings                                                 34,35
          Item 2     Properties                                                               19
          Item 3     Legal Proceedings
                     In  the  normal   course  of  business   there  are  various
                      outstanding   legal   proceedings.   In  the   opinion   of
                      management,   the   aggregate   amount   involved  in  such
                      proceedings  is not material to the financial  condition or results of operations of the Company.
          Item 4     Submission of Matters to a Vote of Security Holders
                     There  has  been  no  submission  of  matters  to a vote of stockholders during the quarter ended December 31, 1999.

Part II.  Item 5     Market  for  the  Registrant's  Common  Stock  and  Related
                      Shareholder Matters                                                  16,37
          Item 6     Selected Financial Data                                                   6
          Item 7     Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                        6 thru 18
          Item 7A    Quantitative and Qualitative Disclosure About Market Risk        16 thru 18
          Item 8     Financial Statements and Supplementary Data
                     Consolidated Balance Sheets at December 31, 1999 and 1998                22
                     Consolidated  Statements of Income for each of the years in
                      three-year period ended December 31, 1999                               23
                     Consolidated Statements of Stockholders' Equity for each of
                      the years in the three-year period ended December 31, 1999              24
                     Consolidated Statements of Cash Flows for each of the years
                      in the three-year period ended December 31, 1999                        25
                     Consolidated Statements of Comprehensive Income for each of
                      the years in the three-year period ended December 31, 1999              26
                     Notes to Consolidated Financial Statements                       27 thru 44
                     Independent Auditors' Report                                             21
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
                        (3)   Exhibits  have  been  filed  separately  with  the
                              Commission and are available upon written request.
                     (b)     Reports on Form 8-K.                                            45
                     (c)     Refer to item 14(a)(3) above.
                     (d)     Refer to item 14(a)(2) above.

* Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.

DESCRIPTION OF BUSINESS

REGISTRANT

NBT Bancorp Inc. ("Registrant") is a registered bank holding company headquartered in Norwich, New York. The Registrant is the parent holding company of NBT Bank, N.A. ("Bank"), a national bank. The principal asset of the Registrant is all of the outstanding shares of common stock of the Bank and its principal source of revenue is dividends it receives from the Bank. The Bank has two subsidiaries, NBT Capital Corp. and NBT Financial Services, Inc. NBT Capital Corp., formed in July of 1998, is a venture capital corporation formed to assist young businesses develop and grow in the markets we serve.

     The Bank is a full service commercial bank providing a broad range of financial products to individuals, corporations and municipalities. The Bank has thirty-six branch locations and forty-seven automated teller machines serving a nine county area in central and northern New York. As of December 31, 1999, the Bank had 445 full-time and 76 part-time employees. The Bank is not a party to any collective bargaining agreements, and employee relations are considered to be good.

     On February 17, 2000, the shareholders of NBT Bancorp Inc. and Lake Ariel Bancorp, Inc. approved a merger of the two companies. On this date, Lake Ariel Bancorp, Inc. was merged with and into NBT Bancorp Inc. with each issued and outstanding share of Lake Ariel receiving 0.9961 shares of NBT Bancorp Inc. common stock. LA Bank, N.A., a former subsidiary of Lake Ariel Bancorp, Inc., is a commercial bank headquartered in northeast Pennsylvania. LA Bank, N.A., with approximately $570 million in assets at December 31, 1999, has twenty-two branch offices in five counties. The combined company, NBT Bancorp Inc., has combined assets over $1.9 billion and fifty-eight branch locations.

     On December 8, 1999, NBT Bancorp Inc. and Pioneer American Holding Company Corp., the parent company of Pioneer American Bank, N.A., announced they entered into a definitive agreement of merger. The merger is subject to the approval of each company's shareholders and of banking regulators, and is expected to close in the second quarter of 2000. Pioneer American Bank, N.A. is a full service commercial bank with total assets of approximately $420 million at December 31, 1999. Pioneer American Bank, N.A. has eighteen branches in five counties in northeast Pennsylvania. Pioneer American Bank, N.A. will ultimately be merged together with LA Bank, N.A. to form the largest community bank headquartered in northeast Pennsylvania.

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

     Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal banking regulators are required to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA identifies the following capital categories for financial institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

     Rules adopted by the federal banking agencies under FDICIA provide that an institution is deemed to be well capitalized if the institution has a ratio of total capital to risk-weighted assets of 10.0% or greater, a Tier I capital to risk-weighted assets ratio of 6.0% or greater, and a Tier 1 capital to total assets ratio of 5.0% or greater and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific level for any capital measure. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. At December 31, 1999, the Registrant and the Bank were well capitalized based on the ratios and guidelines noted above.

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

     The BHC Act prohibits, with certain exceptions, the Registrant from acquiring direct or indirect control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than those of banking, managing or controlling banks or other subsidiaries authorized under the BHC Act, or furnishing services to or performing services for its subsidiaries. Among the permitted activities is the ownership of shares of any company the activities of which the Board of Governors determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Effective March 11, 2000, pursuant to authority granted under the Gramm-Leach-Bliley Act, a bank holding company may elect to become a financial holding company and thereby to engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well capitalized and well managed, as defined by regulation, and all of its insured depository institution subsidiaries must have achieved a rating of "satisfactory" or better with respect to meeting community credit needs. Pursuant to the Gramm-Leach-Bliley Act, financial holding companies will be permitted to engage in activities that are "financial in nature" or incidental or complementary hereto, as determined by the Federal Reserve Board. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature" including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, dealing or making a market in securities. The Registrant has not, at this time, made any decision with respect to whether it will elect to become a financial holding company under the Gramm-Leach-Bliley Act.

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

     The Gramm-Leach-Bliley Act does not significantly alter the regulatory regimes under which the Registrant and the Bank currently operate, as described above. While certain business combinations not currently permissible will be possible after March 11, 2000, we cannot predict at this time resulting changes in the competitive environment or the financial condition of the Registrant or the Bank. Using the financial holding company structure, insurance companies and securities firms may acquire bank holding companies, such as the registrant, and may compete more directly with banks or bank holding companies.

     Various legislation, including proposals to substantially change the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the combined company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Registrant cannot accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon the financial condition or results of operations of itself or any of its subsidiaries.

DEPOSIT INSURANCE AND OTHER ASSESSMENTS

To the extent allowable by law, the deposits of the Bank are insured by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC"). During 1999, 1998 and 1997, BIF-assessable deposits were subject to an assessment schedule providing for an assessment range of 0% to .27%, with banks in the lowest risk category paying no assessments. The Bank was in the lowest risk category and paid no FDIC insurance assessments during 1999, 1998 and 1997. BIF assessment rates are subject to semi-annual adjustment by the FDIC Board of Directors. The FDIC Board of Directors has retained the 1999, 1998 and 1997 BIF assessment schedule through June 30, 2000.

     In 1996, Congress enacted the Deposit Insurance Funds Act which establishes a schedule to merge with BIF and Savings Association Insurance Fund ("SAIF"). The act also provides for funding Financing Corp ("FICO") bonds, issued to provide funding for the Federal Savings and Loan Insurance Corporation prior to 1991. Effective for assessments paid for the period starting January 1, 2000, BIF-assessable deposits are subject to assessment for payment on the FICO bond obligation equal to the rate of SAIF-assessable deposits. The FICO assessment is adjusted quarterly based on call report submissions to reflect changes in the assessment bases of the respective funds. During 1999, BIF insured banks paid a rate of .012% for purposes of funding FICO bond obligations, resulting in an assessment of $134,514 for the Bank. The assessment rate for BIF member institutions has been set at 2.12 basis points, annually, for the first quarter of 2000.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)               1999              1998             1997                1996             1995
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
Interest and fee income                        $   101,959       $   101,080       $    96,181        $    84,387       $    77,400
Interest expense                                    41,377            43,677            42,522             36,365            34,840
Net interest income                                 60,582            57,403            53,659             48,022            42,560
Provision for loan losses                            3,900             4,599             3,505              3,175             1,553
Noninterest income excluding
 securities gains (losses)                          10,290             9,355             8,403              7,683             6,957
Securities gains (losses)                            1,507               624              (337)             1,179               145
Noninterest expense                                 38,507            39,128            35,170             34,422            33,024
Income before income taxes                          29,972            23,655            23,050             19,287            15,085
Net income                                          18,370            19,102            14,749             12,179             9,329
------------------------------------------------------------------------------------------------------------------------------------

PER COMMON SHARE*
Basic earnings                                 $      1.41       $      1.45       $      1.12        $      0.93       $      0.69
Diluted earnings                               $      1.40       $      1.42       $      1.11        $      0.93       $      0.69
Cash dividends paid                            $     0.656       $     0.587       $     0.421        $     0.338       $     0.292
Stock dividends distributed                              5%                5%                5%                 5%                5%
Book value at year-end                         $      9.66       $     10.02       $      9.30        $      8.24       $      8.07
Tangible book value at year-end                $      9.16       $      9.44       $      8.66        $      7.47       $      7.20
Average diluted common
 shares outstanding                                 13,163            13,474            13,335             13,140            13,582
------------------------------------------------------------------------------------------------------------------------------------

AT DECEMBER 31,
Assets available for sale                      $   345,207       $   358,645       $   443,918        $   373,337       $   399,625
Securities held to maturity                         42,446            35,095            36,139             42,239            40,311
Loans                                              923,031           821,505           735,482            654,593           588,385
Allowance for loan losses                           13,855            12,962            11,582             10,473             9,120
Assets                                           1,393,617         1,290,009         1,280,585          1,138,986         1,106,266
Deposits                                         1,108,073         1,044,205         1,014,183            916,319           873,032
Short-term borrowings                              115,299            96,589           134,527             88,244           115,945
Long-term debt                                      35,157            10,171               183             20,195             3,012
Stockholders' equity                               126,536           130,632           123,343            106,264           108,044
------------------------------------------------------------------------------------------------------------------------------------

KEY RATIOS
Return on average assets                              1.38%             1.48%             1.20%              1.10%             0.90%
Return on average equity                             14.27%            14.93%            12.97%             11.80%             9.18%
Average equity to average assets                      9.66%             9.93%             9.25%              9.29%             9.75%
Net interest margin                                   4.85%             4.76%             4.67%              4.69%             4.43%
Efficiency                                           53.86%            57.92%            56.09%             60.74%            65.92%
Cash dividend per share payout                       46.86%            41.34%            37.91%             36.50%            42.61%
Tier 1 leverage
 (Regulatory guideline 3%)                            9.50%             9.33%             8.91%              8.70%             8.80%
Tier 1 risk-based capital
 (Regulatory guideline 4%)                           14.30%            14.69%            14.88%             14.06%            15.21%
Total risk-based capital
 (Regulatory guideline 8%)                           15.55%            15.94%            16.13%             15.31%            16.46%
------------------------------------------------------------------------------------------------------------------------------------

*All share and per share data has been restated to give retroactive effect to stock dividends and splits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. ("Bancorp") and its wholly owned subsidiary, NBT Bank, N.A. ("Bank") collectively referred to herein as the Company. This discussion will focus on results of operations, financial position, capital resources, and asset/liability management.


OVERVIEW

Net income of $18.4 million ($1.40 diluted earnings per share) for 1999 compares to $19.1 million ($1.42 diluted earnings per share) for 1998. While net income was down slightly, income before taxes of $30.0 million improved $6.3 million (26.7%) over 1998. Results for 1999 included merger related expenses of $0.5 million after taxes, while 1998 results included a $3.8 million net tax benefit resulting from a corporate realignment.

     The increase in pretax income for 1999 can be attributed to improvements in net interest income and noninterest income. The improved net interest income was a result of continued loan growth. The higher noninterest income was a result of increased fee income from the continued expansion of our ATM network, increased service charges from demand deposit account growth and increased securities gains on the sales of securities available for sale. Additionally, the Company maintained stable noninterest expense during this period of net interest and noninterest income growth.

     In December 1999, the Company distributed a 5% stock dividend, the fortieth consecutive year a stock dividend has been declared. Throughout this report, amounts per common share and common shares outstanding have been retroactively adjusted to reflect stock dividends and splits.

     Certain statements in this release and other public releases by the Company contain forward-looking information, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as "anticipate," "believe," "expect," "forecasts," "projects," or other similar terms. Actual results may differ materially from these statements since such statements involve significant known and unknown rules and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) an increase in competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) changes in the regulatory environment; (4) general economic environment conditions, either nationally or regionally, which may be less favorable than expected, resulting in, among other things, a deterioration in credit quality; and (5) changes which may incur in business conditions and inflation.


MERGERS AND ACQUISITIONS

On February 17, 2000, the shareholders of NBT Bancorp Inc. and Lake Ariel Bancorp, Inc. approved a merger whereby Lake Ariel Bancorp, Inc. was merged with and into NBT Bancorp Inc. with each issued and outstanding share of Lake Ariel exchanged for 0.9961 shares of NBT Bancorp Inc. common stock. The transaction resulted in the issuance of 4.9 million shares of NBT Bancorp Inc. common stock, bringing the Company's outstanding shares to 17.9 million after the merger. The merger results in NBT Bancorp Inc. being the surviving holding company for NBT Bank, N.A. and LA Bank, N.A., a former subsidiary of Lake Ariel Bancorp, Inc. The merger is being accounted for as a pooling-of-interests and qualifies as a tax-free exchange for Lake Ariel shareholders.

     LA Bank, N.A. is a commercial bank headquartered in northeast Pennsylvania with twenty-two branch offices in five counties and approximately $570 million in assets at December 31, 1999. On a pro forma basis, the combined company, NBT Bancorp Inc., has combined assets over $1.9 billion and fifty-eight branch locations.

     On December 8, 1999, NBT Bancorp Inc. and Pioneer American Holding Company Corp., the parent company of Pioneer American Bank, N.A., announced they entered into a definitive agreement of merger. The merger is subject to the approval of each company's shareholders and of banking regulators. The merger is expected to close in the second quarter of 2000 and is intended to be accounted for as a pooling-of-interests and qualify as a tax-free exchange for Pioneer American shareholders. Shareholders of Pioneer American will receive a fixed ratio of
1.805 shares of NBT Bancorp Inc. common stock for each share exchanged. NBT Bancorp Inc. will issue approximately 5.2 million shares and share equivalents in exchange for all of the Pioneer American common stock and share equivalents outstanding.

     Pioneer American Bank, N.A. is a full service commercial bank with total assets of approximately $420 million at December 31, 1999 and eighteen branches in five counties in northeast Pennsylvania. Pioneer American Bank, N.A. will ultimately be merged together with LA Bank, N.A. to form the largest community bank headquartered in northeast Pennsylvania.

YEAR 2000

The Company has not experienced any system failure or miscalculation of financial data as a result of the Year 2000 issue. The Company will continue to monitor all systems to ensure they are properly functioning as the year progresses.

NET INTEREST INCOME

Net interest income is the difference between interest and fees earned on assets and the interest paid on deposits and borrowings. Net interest income is one of the major determining factors in a financial institution's performance as it is the principal source of earnings. Table 1 presents average balance sheets and a net interest income analysis on a taxable equivalent basis for each of the years in the three-year period ended December 31, 1999.

     As reflected in Table 1, federal taxable equivalent (FTE) net interest income of $61.7 million in 1999 increased $3.5 million or 6.0% compared to 1998. This increase can be attributed to an increase in average earning assets and a reduction in the cost of interest bearing liabilities.

     Average earning assets in 1999 increased $46.9 million or 3.8% compared to 1998. Average loans increased $94.6 million or 12.2% during 1999, while average investment securities decreased $48.3 million or 11.0%. The increase in average earning assets was partially offset by a 22 basis point decline in the yield on earning assets, primarily the result of a 39 basis point decline in the yield on loans. The decline in the yield earned on loans can be attributed to the declining interest rate environment experienced during late 1998 and early 1999. Average interest bearing liabilities during 1999 increased $23.3 million compared to 1998, the result of increased interest bearing deposits and borrowings of $9.9 million and $13.4 million, respectively. The increase of interest bearing liabilities was offset by a 31 basis point reduction in cost, resulting in a $2.3 million decline in interest expense during 1999 compared to 1998. The reduced cost of interest bearing liabilities during 1999 can be attributed to all categories and is a result of the previously mentioned declining interest rate environment during late 1998 and early 1999.

     In comparing 1998 to 1997, FTE net interest income increased $3.7 million or 6.8% from $54.5 million in 1997 to $58.2 million in 1998. Yields on earning assets and the cost of interest bearing liabilities were stable between 1997 and 1998. In 1998, average earning assets increased $56.2 million or 4.8% compared to 1997, resulting in a $4.8 million increase in interest income. Average loans increased $79.1 million or 11.4% during 1998, while average investment securities decreased $22.0 million or 4.8%. During 1998, average interest bearing liabilities increased $30.2 million, primarily in the time deposit category.

     An important performance measurement of net interest income is the net interest margin. Net interest margin, net FTE interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the interest cost of funding. Taxable equivalency adjusts income by increasing tax exempt income to a level that is comparable to taxable income before taxes are applied. The net interest margin increased to 4.85% for 1999, up from 4.76% during 1998. The increase in the net interest margin is primarily a result of the increased interest rate spread, as the reduction in the cost of interest bearing liabilities exceeded the decline in yield on earning assets. Also contributing to the improved net interest margin is increased funding of earning assets from noninterest bearing sources, as the Company has experienced an increase in demand deposit accounts.

TABLE 1
AVERAGE BALANCES AND NET INTEREST INCOME

The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

                                                       1999                             1998                        1997
                                         AVERAGE                YIELD/   Average              Yield/   Average                Yield/
(DOLLARS IN THOUSANDS)                   BALANCE     INTEREST   RATES    Balance    Interest  Rates    Balance   Interest     Rates
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest bearing deposits               $      202   $       9   4.35%  $      123   $      5  4.68%  $      127   $     5    4.48%
Federal funds sold and securities
  purchased under agreements to resell          41           2   4.63          793         31  3.91        3,749       194    5.17
Other short-term investments                 6,073         296   4.88        5,156        269  5.21        2,536       135    5.31
Securities available for sale              354,202      23,957   6.76      403,574     27,942  6.92      423,512    29,063    6.86
Loans held for sale                          3,368         231   6.85        3,080        254  8.25        3,620       298    8.24

Securities held to maturity:
  Taxable                                   13,463         842   6.25       13,139        890  6.78       13,061       914    7.00
  Tax exempt                                23,898       1,569   6.57       23,130      1,581  6.83       25,303     1,721    6.80
                                        ----------       ------         ----------     ------         ----------    ------
    Total securities held to maturity       37,361       2,411   6.45       36,269      2,471  6.81       38,364     2,635    6.87

Loans:
  Commercial and agricultural              419,778      37,701   8.98      354,023     33,388  9.43      307,101    29,662    9.66
  Real estate mortgage                     169,330      12,762   7.54      147,128     11,927  8.11      125,263    10,668    8.52
  Consumer                                 280,150      25,681   9.17      273,489     25,587  9.36      263,188    24,376    9.26
                                        ----------      ------          ----------     ------         ----------    ------
    Total loans                            869,258      76,144   8.76      774,640     70,902  9.15      695,552    64,706    9.30
                                        ----------      ------          ----------     ------         ----------    ------
Total earning assets                     1,270,505     103,050   8.11    1,223,635    101,874  8.33    1,167,460    97,036    8.31
                                                       -------                       -------                       ------
Cash and due from banks                     36,002                          32,593                        30,918
Securities available for sale
  valuation allowance                       (5,097)                          5,335                        (1,828)
Allowance for loan losses                  (13,548)                        (12,388)                      (11,138)
Premises and equipment                      20,594                          20,028                        17,269
Other assets                                24,218                          19,131                        25,962
                                        ----------                      ----------                    ----------
TOTAL ASSETS                            $1,332,674                      $1,288,334                    $1,228,643
                                        ----------                      ----------                    ----------

LIABILITIES AND STOCKHOLDERS'
 EQUITY

Money market deposit accounts           $   81,931       2,266   2.77   $   85,011      2,440  2.87   $   90,732     2,648    2.92
NOW deposit accounts                       139,265       1,802   1.29      129,734      2,122  1.64      118,761     1,904    1.60
Savings deposits                           165,308       4,514   2.73      155,109      4,310  2.78      154,771     4,376    2.83
Time deposits                              519,949      26,006   5.00      526,701     28,329  5.38      493,551    26,306    5.33
                                        ----------      ------          ----------     ------         ----------    ------
  Total interest bearing deposits          906,453      34,588   3.82      896,555     37,201  4.15      857,815    35,234    4.11
Short-term borrowings                      106,961       5,252   4.91      114,241      6,014  5.26      119,259     6,581    5.52
Long-term debt                              29,411       1,537   5.22        8,698        462  5.31       12,189       707    5.80
                                        ----------      ------          ----------     ------         ----------    ------
  Total interest bearing
   liabilities                           1,042,825      41,377   3.97%   1,019,494     43,677  4.28%     989,263    42,522    4.30%
                                                       -------                        -------                       ------
Demand deposits                            150,856                         133,262                       115,826
Other liabilities                           10,264                           7,641                         9,863
Stockholders' equity                       128,729                         127,937                       113,691
                                        ----------                      ----------                    ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                $1,332,674                      $1,288,334                    $1,228,643
                                        ----------                      ----------                    ----------
  NET INTEREST INCOME                               $   61,673                       $ 58,197                     $ 54,514
                                                    ----------                       --------                     --------
  NET INTEREST MARGIN                                            4.85%                         4.76%                          4.67%
                                                                 ----                          ----                           ----
Taxable Equivalent Adjustment                       $    1,091                       $    794                     $    855
                                                    ----------                       --------                     --------

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

-----------------------------------------------------------------------------------------------------------------
                                                    INCREASE (DECREASE)            Increase (Decrease)
                                                       1999 OVER 1998                 1998 over 1997
-----------------------------------------------------------------------------------------------------------------
    (in thousands)                            VOLUME      RATE      TOTAL      Volume     Rate       Total
-----------------------------------------------------------------------------------------------------------------
    Interest bearing deposits                $     4    $    --    $     4    $    --    $    --    $    --
    Federal funds sold and securities
      purchased under agreements to resell       (35)         6        (29)      (124)       (39)      (163)
    Other short-term investments                  45        (18)        27        136         (2)       134
    Securities available for sale             (3,352)      (633)    (3,985)    (1,379)       258     (1,121)
    Loans held for sale                           22        (45)       (23)       (45)         1        (44)
    Securities held to maturity:
     Taxable                                      22        (70)       (48)         5        (29)       (24)
     Tax exempt                                   52        (64)       (12)      (148)         8       (140)
    Loans                                      8,385     (3,143)     5,242      7,254     (1,058)     6,196
-----------------------------------------------------------------------------------------------------------------
    Total interest income                      3,842     (2,666)     1,176      4,677        161      4,838
-----------------------------------------------------------------------------------------------------------------

    Money market deposit accounts                (87)       (87)      (174)      (165)       (43)      (208)
    NOW deposit accounts                         147       (467)      (320)       179         39        218
    Savings deposits                             280        (76)       204         10        (76)       (66)
    Time deposits                               (359)    (1,964)    (2,323)     1,781        242      2,023
    Short-term borrowings                       (371)      (391)      (762)      (271)      (296)      (567)
    Long-term debt                             1,083         (8)     1,075       (189)       (56)      (245)
-----------------------------------------------------------------------------------------------------------------
    Total interest expense                       982     (3,282)    (2,300)     1,296       (141)     1,155
-----------------------------------------------------------------------------------------------------------------
    CHANGE IN FTE NET INTEREST INCOME        $ 2,860    $   616    $ 3,476    $ 3,381    $   302    $ 3,683
-----------------------------------------------------------------------------------------------------------------

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses decreased to $3.9 million in 1999 from $4.6 million in 1998, the result of lower charge-offs and improved asset quality. The provision is based upon management's judgement as to the adequacy of the allowance to absorb losses inherent in the current loan portfolio. In assessing the adequacy of the allowance for loan losses, consideration is given to historical loan loss experience, value and adequacy of collateral, level of nonperforming loans, loan concentrations, the growth and composition of the portfolio, and the results of a comprehensive in-house loan review program conducted throughout the year. Consideration is given to the results of examinations and evaluations of the overall portfolio by senior credit personnel, internal and external auditors, and regulatory examiners.

     Accompanying tables reflect the five year history of net charge-offs and the allocation of the allowance by loan category. Net charge-offs, both as dollar amounts and as percentages of average loans outstanding, decreased between 1999 and 1998 as the Company has experienced an improvement in asset quality. The decrease in net charge-offs in 1999 can be attributed to the real estate and consumer loan categories. The allowance has been allocated based on identified problem credits or categorical trends. Although the provision decreased, the allowance for loan loss increased to $13.9 million at December 31, 1999 from $13.0 million the previous year-end. However, given the growth in the loan portfolio at December 31, 1999, the allowance for loan losses to loans outstanding was 1.50%, compared to 1.58% at year-end 1998. Management considers the allowance to be adequate at December 31, 1999.

TABLE 3
ALLOWANCE FOR LOAN LOSSES

---------------------------------------------------------------------------------------------------------------
(dollars in thousands)                        1999          1998         1997            1996         1995
---------------------------------------------------------------------------------------------------------------
Balance at January 1                        $12,962       $11,582      $10,473         $ 9,120       $9,026
Loans charged off:
 Commercial and agricultural                  1,906         1,941        1,193           1,274          967
 Real estate mortgages                          106           234           55             204          112
 Consumer                                     1,883         1,977        2,040           1,300        1,182
---------------------------------------------------------------------------------------------------------------
   Total loans charged off                    3,895         4,152        3,288           2,778        2,261
---------------------------------------------------------------------------------------------------------------
Recoveries:
 Commercial and agricultural                    227           258          197             274          193
 Real estate mortgages                           71            35           16              20           --
 Consumer                                       590           640          679             662          609
---------------------------------------------------------------------------------------------------------------
   Total recoveries                             888           933          892             956          802
---------------------------------------------------------------------------------------------------------------
   Net loans charged off                      3,007         3,219        2,396           1,822        1,459
Provision for loan losses                     3,900         4,599        3,505           3,175        1,553
---------------------------------------------------------------------------------------------------------------
Balance at December 31                      $13,855       $12,962      $11,582         $10,473       $9,120
---------------------------------------------------------------------------------------------------------------
Allowance for loan losses to loans
 outstanding at end of year                    1.50%         1.58%        1.57%           1.60%        1.55%
Allowance for loan losses to
 nonaccrual loans                               328%          361%         220%            315%         189%
Nonaccrual loans to total loans                0.46%         0.44%        0.71%           0.51%        0.82%
Nonperforming assets to total assets           0.32%         0.37%        0.45%           0.40%        0.62%
Net charge-offs to average loans
 outstanding                                   0.35%         0.42%        0.34%           0.29%        0.25%
---------------------------------------------------------------------------------------------------------------

TABLE 4
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

-----------------------------------------------------------------------------------------------------------------------------------
December 31,                    1999                  1998                  1997                  1996                  1995
-----------------------------------------------------------------------------------------------------------------------------------
                                  CATEGORY              Category              Category              Category              Category
                                   PERCENT               Percent               Percent               Percent               Percent
(dollars in thousands) ALLOWANCE  OF LOANS   Allowance  of Loans   Allowance  of Loans   Allowance  of Loans   Allowance  of Loans
-----------------------------------------------------------------------------------------------------------------------------------
Commercial
 and agricultural       $ 7,579      49.0%    $ 7,039      47.3%    $ 5,448      44.4%    $ 4,341    43.1%       $4,250      42.0%
Real estate
 mortgages                  394      19.2%        400      19.5%        244      18.4%        360    18.3%          412      20.6%
Consumer                  3,339      31.8%      3,999      33.2%      2,365      37.2%      2,335    38.6%        2,048      37.4%
Unallocated               2,543         --      1,524         --      3,525         --      3,437       --        2,410         --
-----------------------------------------------------------------------------------------------------------------------------------
Total                   $13,855     100.0%    $12,962     100.0%    $11,582     100.0%    $10,473   100.0%       $9,120     100.0%
-----------------------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME

Noninterest income consists primarily of trust and custodian fees, service charges on deposit accounts, gains and losses on the sales of investment securities, and fees and service charges for other banking services. Total noninterest income for 1999 of $11.8 million increased $1.8 million or 18.2% compared to 1998. Excluding securities gains and losses, noninterest income increased $0.9 million or 10.0% in 1999 compared to 1998. Excluding securities gains and losses, total noninterest income for 1998 increased $1.0 million over 1997.

     Trust income rose during 1999 as managed assets have continued to increase. At December 31, 1999, the Trust Department managed $891 million in assets (market value), up from $865 million at year-end 1998, resulting in a $0.2 million increase in trust income.

     Service charges on deposit accounts increased $0.5 million in 1999 compared to 1998. This improvement can be attributed to an increase in service fee and overdraft income resulting from growth in demand deposits.

     Other income increased $0.2 million in 1999 compared to 1998 as a result of greater ATM fee income. This can be attributed to an increase in the use of customer debit cards and the installation of additional machines throughout our market areas. The Company had 47 ATM machines in use at December 31, 1999, up from 35 at year-end 1998.

NONINTEREST EXPENSE AND OPERATING EFFICIENCY

Salaries and employee benefits increased $0.4 million between 1999 and 1998, primarily the result of increased salaries and performance based incentives. Salaries and employee benefits increased $1.3 million between 1998 and 1997, also the result of increases in salaries and performance based incentives.

     Equipment expense during 1999 increased $0.3 million compared to 1998 as a result of the replacement of computers for Year 2000 compliance, as well as the installation of additional computers throughout the branch network. Equipment expense increased $0.7 million between 1998 and 1997. This increase can be attributed primarily to a rise in computer depreciation expense related to the automation of the branch network computer system completed in the fourth quarter of 1997.

     Professional fees and outside service expense increased $0.6 million during 1998 compared to 1997, primarily a result of professional fees associated with the corporate realignment.

     Data processing and communications expense for 1998 experienced a $0.8 million increase compared to 1997. Contributing to this was increased data processing fees, a result of the outsourcing of the Company's items processing function during 1997.

     Other operating expense for 1999 experienced a $1.4 million decline compared to 1998. In addition to a decline in recurring other operating expenses during 1999, the Company recognized a nonrecurring gain of $0.8 million on the sale of other real estate owned.

     Two important operating efficiency measures that the Company closely monitors are the efficiency and expense ratios. The efficiency ratio is computed as total noninterest expense (excluding merger and acquisition expenses, gains and losses on the sales of OREO and other nonrecurring expenses) divided by net interest income plus noninterest income (excluding net security gains and losses and nonrecurring income). The efficiency ratio improved to 53.86% in 1999 from 57.92% for 1998. This improvement was a result of the increases in net interest and noninterest income between the reporting periods. The expense ratio is computed as total noninterest expense (excluding nonrecurring charges, such as merger expenses) less noninterest income (excluding net security gains and losses and nonrecurring income) divided by average assets. The expense ratio improved to 2.14% during 1999 from 2.31% in 1998. The improvement in the expense ratio can be attributed to the increases in noninterest income and average assets, while at the same time maintaining stable recurring noninterest expense.

INCOME TAXES

The effective income tax rate was 38.7% in 1999, 19.2% in 1998, and 36.0% in 1997. The decrease in rate for 1998 resulted from a tax benefit recognized during a corporate realignment. Additional information on income taxes is provided in the notes to the consolidated financial statements.

SECURITIES

The securities portfolio constituted 30.8% and 35.9% of average earning assets during 1999 and 1998, respectively. The decrease in average securities as a percentage of average earning assets between 1999 and 1998 can be attributed to the growth in earning assets resulting from the strong loan growth the Company has experienced. At December 31, 1999, the securities portfolio consists of 90% U.S. Government agencies guaranteed securities. All purchases of U.S. Governmental agencies guaranteed securities are classified as available for sale. Held to maturity securities are obligations of the State of New York political subdivisions and do not include any direct obligations of the State of New York.

TABLE 5
SECURITIES PORTFOLIO

As of December 31,                                   1999                     1998                      1997
---------------------------------------------------------------------------------------------------------------------
                                           AMORTIZED        FAIR     Amortized       Fair     Amortized        Fair
(in thousands)                                  COST       VALUE          Cost      Value          Cost       Value
---------------------------------------------------------------------------------------------------------------------
Securities Available for Sale:
 U.S. Treasury                              $ 10,400    $  8,535      $ 10,406   $ 10,481      $  2,395    $  2,406
 Federal Agency and mortgage-backed          339,405     322,564       335,189    340,383       431,259     435,167
 State & Municipal and other securities       10,493      10,487         4,554      4,894         2,967       3,059
---------------------------------------------------------------------------------------------------------------------
   Total securities                         $360,298    $341,586      $350,149   $355,758      $436,621    $440,632
---------------------------------------------------------------------------------------------------------------------

Securities Held to Maturity:
 State & Municipal                            30,000      30,000        22,649     22,649        23,692      23,692
 Other securities                             12,446      12,446        12,446     12,446        12,447      12,447
---------------------------------------------------------------------------------------------------------------------
   Total securities held to maturity        $ 42,446    $ 42,446      $ 35,095   $ 35,095      $ 36,139    $ 36,139
---------------------------------------------------------------------------------------------------------------------

LOANS

The following Table 6 sets forth the loan portfolio by major categories as of December 31 for the years indicated.

    TABLE 6
    COMPOSITION OF LOAN PORTFOLIO

    -------------------------------------------------------------------------------------------------------------
    December 31,                                  1999          1998          1997          1996          1995
    -------------------------------------------------------------------------------------------------------------
    (in thousands)
    Real estate mortgages                      $162,734      $149,647      $128,873      $110,288      $107,611
    Commercial real estate mortgages            197,629       178,778       151,129       135,061       108,902
    Real estate construction and
     development                                 14,077        10,378         6,602         9,582        13,361
    Commercial and agricultural                 254,852       209,731       175,362       146,930       138,391
    Consumer                                    189,981       188,549       203,016       204,641       185,276
    Home equity                                 103,758        84,422        70,500        48,091        34,817
    Lease financing                                  --            --            --            --            27
    -------------------------------------------------------------------------------------------------------------
    Total loans                                $923,031      $821,505      $735,482      $654,593      $588,385
    -------------------------------------------------------------------------------------------------------------

The loan portfolio is the largest component of earning assets and accounts for the greatest portion of total interest income. At December 31, 1999, total loans were $923.0 million, a 12.4% increase from December 31, 1998. In general, loans are internally generated and lending activity is confined to New York State, principally the nine county area served by the Company. The Company does not engage in highly leveraged transactions or foreign lending activities. There were no concentration of loans exceeding 10% of total loans other than the concentration with borrowers in New York State, discussed in note 6 to the consolidated financial statements, and those categories reflected in Table 6.

     Real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residencies. The Company sold $0.9 million in mortgage loans during both 1999 and 1998. There were no gains or losses recognized related to sales of mortgages originated in 1999 or 1998. At December 31, 1999 and 1998, loans classified as held for sale consist of higher education and residential mortgage loans with estimated fair market values equal to cost.

     Loans in the commercial and agricultural category, as well as commercial real estate mortgages, consist primarily of short-term and/or floating rate commercial loans made to small to medium-sized companies. Agricultural loans totalled $51.5 million at December 31, 1999, and there are no other substantial loan concentrations to any one industry or to any one borrower.

     Consumer loans consist primarily of installment credit to individuals secured by automobiles and other personal property. Management believes consumer loan underwriting guidelines to be conservative. The guidelines are based primarily on satisfactory credit history, down payment, and sufficient income to service monthly payments.

     Shown in Table 7, Maturities and Sensitivities of Loans to Changes in Interest Rates, are the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at December 31, 1999. Scheduled repayments are reported in the maturity category in which the contractual payment is due.

         TABLE 7
         MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

         ---------------------------------------------------------------------------------------------------
                                                                 AFTER ONE
                                                                  YEAR BUT
                                                                    WITHIN          AFTER
         REMAINING MATURITY AT                      WITHIN            FIVE           FIVE
         DECEMBER 31, 1999                        ONE YEAR           YEARS          YEARS           TOTAL
         ---------------------------------------------------------------------------------------------------
         (in thousands)
         Floating/adjustable rate:
          Commercial and agricultural             $115,802        $ 66,661        $ 23,756        $206,219
          Real estate mortgages                      3,914          14,108          27,544          45,566
          Consumer                                  23,165           8,242          38,901          70,308
         ---------------------------------------------------------------------------------------------------
           Total floating rate loans               142,881          89,011          90,201         322,093
         ---------------------------------------------------------------------------------------------------
         Fixed Rate:
          Commercial and agricultural               47,757         115,683          82,822         246,262
          Real estate mortgages                      8,495          32,582          90,168         131,245
          Consumer                                  66,811         129,518          27,102         223,431
         ---------------------------------------------------------------------------------------------------
           Total fixed rate loans                  123,063         277,783         200,092         600,938
         ---------------------------------------------------------------------------------------------------
           Total loans                            $265,944        $366,794        $290,293        $923,031
         ---------------------------------------------------------------------------------------------------

NONPERFORMING ASSETS AND PAST DUE LOANS

Nonperforming assets and past due loans are reflected in Table 8 below for the years indicated.

TABLE 8
NONPERFORMING ASSETS AND RISK ELEMENTS

---------------------------------------------------------------------------------------------------------------------
December 31,                                                1999        1998         1997         1996        1995
---------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
 Commercial and agricultural                              $3,216       $2,394       $3,856       $2,441       $3,945
 Real estate mortgages                                       319          437          692          251          332
 Consumer                                                    693          762          708          628          540
---------------------------------------------------------------------------------------------------------------------
  Total nonaccrual loans                                   4,228        3,593        5,256        3,320        4,817
---------------------------------------------------------------------------------------------------------------------
Other real estate owned                                      166        1,164          530        1,242        2,000
---------------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                               4,394        4,757        5,786        4,562        6,817
---------------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Commercial and agricultural                                 125          291          176          418          559
 Real estate mortgages                                       247          341          244          344          448
 Consumer                                                    135          526          325          289          325
---------------------------------------------------------------------------------------------------------------------
   Total                                                     507        1,158          745        1,051        1,332
---------------------------------------------------------------------------------------------------------------------
Restructured loans, in compliance with modified terms:        --           --           --           --          142
---------------------------------------------------------------------------------------------------------------------
  Total assets containing risk elements                   $4,901       $5,915       $6,531       $5,613       $8,291
---------------------------------------------------------------------------------------------------------------------
Total nonperforming assets to loans                         0.48%        0.58%        0.79%        0.70%        1.16%
Total assets containing risk elements to loans              0.53%        0.72%        0.89%        0.86%        1.41%
Total nonperforming assets to assets                        0.32%        0.37%        0.45%        0.40%        0.62%
Total assets containing risk elements to assets             0.35%        0.46%        0.51%        0.49%        0.75%
---------------------------------------------------------------------------------------------------------------------

Total nonperforming assets decreased $0.4 million or 7.6% at year-end 1999 compared to 1998, the result of the sales of other real estate owned during 1999. Total assets containing risk elements decreased $1.0 million or 17.1% during the same period, the result of the sale of other real estate owned and a reduction in loans ninety days or more past due and still accruing. The effect of nonaccrual and impaired loans on interest income is presented in the following Table 9.

      TABLE 9
      NONACCRUAL AND IMPAIRED LOANS INTEREST INCOME

      ---------------------------------------------------------------------------------------------------------
      December 31,                                             1999       1998      1997       1996      1995
      ---------------------------------------------------------------------------------------------------------
      (in thousands)
      Income that would have been accrued at original
       contract rates                                          $500       $278      $559     $1,125      $765
      Amount recognized as income                               220        170       148        593       344
      ---------------------------------------------------------------------------------------------------------
       Interest income not accrued                             $280       $108      $411     $  532      $421
      ---------------------------------------------------------------------------------------------------------

DEPOSITS

Deposits are the largest component of the Company's liabilities and account for the greatest portion of interest expense. At December 31, 1999, total deposits were $1,108.1 million, an increase of 6.1% from December 31, 1998. Average deposits during 1999 of $1,057.3 million were 2.7% higher than the 1998 average. The increase in average deposits can be attributed to increases in the demand and savings categories with increases of $17.6 million and $16.7 million, respectively, partially offset by a $6.8 million decline in average time deposits. The increase in demand and savings deposits has contributed to the Company's improved net interest margin. The preceding Table 1 presents average deposits with accompanying average rates paid.

             TABLE 10
             MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE
             -------------------------------------------------------------
             December 31,                                            1999
             -------------------------------------------------------------
             (in thousands)
             Within three months                                 $235,647
             After three but within six months                     34,629
             After six but within twelve months                    17,550
             After twelve months                                    5,378
             -------------------------------------------------------------
             Total                                               $293,204
             -------------------------------------------------------------

BORROWED FUNDS

Short-term borrowings include federal funds purchased, securities sold under agreement to repurchase, and other short-term borrowings which consist primarily of FHLB advances with original maturities of one day up to one year. Long-term debt consists of fixed rate FHLB advances with an original maturity greater than one year. At December 31, 1999, total borrowings of $150.5 million were up 40.9% compared to the previous year-end total of $106.8 million. Average borrowings during 1999 of $136.4 million represent a $13.4 million increase over 1998. For additional information on borrowed funds see notes 10 and 11 to consolidated financial statements.

CAPITAL AND DIVIDENDS

Capital is an important factor in ensuring the safety of depositors' accounts. During both 1999 and 1998, the Company earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality, and security portfolio strength.

     Capital adequacy is an important indicator of financial stability and performance. The principal source of capital to the Company is earnings retention. The Company remains well capitalized as the capital ratios indicate. Capital measurements are significantly in excess of both regulatory minimum guidelines and meet the requirements to be considered well capitalized.

     On a per share basis, cash dividends declared have been increased in both 1999 and 1998. Cash dividends as a percentage of net income for 1999 of 46.44% increased from the 40.37% paid during 1998. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions. Additionally, 1999 was the fortieth consecutive year that the Company declared a stock dividend.

     The accompanying Table 11 sets forth the quarterly high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. At December 31, 1999, the total market capitalization of the Company's common stock was approximately $203.0 million compared with $290.3 million at December 31, 1998. The Company's price to book value ratio was 1.60, 2.22, and 1.97 at December 31, 1999, 1998 and 1997, respectively. The Company's price was 11, 16, and 17 times diluted earnings per share at December 31, 1999, 1998 and 1997, respectively.

TABLE 11
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION

----------------------------------------------------------------------------------------------------------------
                                         1999                                           1998
----------------------------------------------------------------------------------------------------------------
(restated to give retroactive effect to stock dividends and splits)
                                                               CASH                                       Cash
                                                          DIVIDENDS                                  Dividends
QUARTER ENDING             HIGH        LOW       CLOSE     DECLARED     High        Low      Close    Declared
----------------------------------------------------------------------------------------------------------------
March 31                 $23.33     $19.89      $19.89       $0.162   $19.05     $15.99     $19.05      $0.117
June 30                   21.19      19.05       19.52        0.162    23.48      18.37      23.02       0.154
September 30              20.90      16.43       16.49        0.162    23.81      17.58      20.86       0.154
December 31               17.98      14.63       15.50        0.170    24.29      19.72      22.27       0.162
----------------------------------------------------------------------------------------------------------------
For the year             $23.33     $14.63      $15.50       $0.656   $24.29     $15.99     $22.27      $0.587
----------------------------------------------------------------------------------------------------------------

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

     At December 31, 1999 and 1998, the Company's Basic Surplus ratios (net access to cash and secured borrowings as a percentage of total assets) were approximately 4% and 9%, respectively. The Company had unused lines of credit available totalling $229 million to meet its short-term liquidity needs at December 31, 1999 and considered the Basic Surplus adequate to meet liquidity needs.

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

     Generally, the lower the amount of this gap, the less sensitive are earnings to interest rate changes. The matrix indicates that the Company is liability sensitive in the short term and would be negatively impacted by a rising rate environment. The Asset/Liability Management Committee will continue to monitor the Company's gap position and implement appropriate strategies to minimize the potential interest rate risk of a rising interest rate environment.

TABLE 12
SUMMARY STATIC GAP FUNDING MATRIX

------------------------------------------------------------------------------------------------------------------------------------
          (ASSETS)   OVER 60      37-60     25-36      13-24      7-12        4-6
            -USES-    MONTHS     MONTHS    MONTHS     MONTHS    MONTHS     MONTHS    MAR 00   FEB 00    JAN 00    ONE DAY   TOTALS
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
 -SOURCES-  TOTALS     416        196       123        141       108         57        20       19       253         61    1,394
------------------------------------------------------------------------------------------------------------------------------------

OVER 60      575       416        159                                                       Long Liabilities                 575
MONTHS                                                                                      Short Assets

37-60         26                   26                                                                                         26
MONTHS

25-36         26                   11        15                                                                               26
MONTHS

13-24        129                            108         21                                                                   129
MONTHS

7-12         115                                       115                                                                   115
MONTHS

 4-6          89                                         5        84                                                          89
MONTHS

MAR 00        62                                                  24         38                                               62


FEB 00        73                                                             19        20       19        15                  73


JAN 00       231  Long Assets                                                                            231                 231
                  Short Liabilities

ONE DAY       68                                                                                           7         61       68

--------------------------------------------------------------------------------------------------------------------------------
TOTALS     1,394       416        196       123        141       108         57        20       19       253         61    1,394
--------------------------------------------------------------------------------------------------------------------------------

While the static gap evaluation of interest rate sensitivity is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. Once the Company determines the extent of gap sensitivity, the next step is to quantify the potential impact of the interest sensitivity on net interest income. The Company measures interest rate risk based on the potential change in net interest income under various rate environments. The Company utilizes an interest rate risk model that simulates net interest income under various interest rate environments. The model groups assets and liabilities into components with similar interest rate repricing characteristics and applies certain assumptions to these products. These assumptions include, but are not limited to prepayment estimates under different rate environments, potential call options of the investment portfolio and forecasted volumes of the various balance sheet items. The following table presents the impact on net interest income of a gradual twelve-month increase or decrease in interest rates compared to a stable interest rate environment. The simulation projects net interest income over the next year using the December 31, 1999 balance sheet position.

                TABLE 13
                INTEREST RATE SENSITIVITY ANALYSIS
                --------------------------------------------------------
                Change in interest rates             Percent change in
                (in basis points)                  net interest income
                --------------------------------------------------------
                +200                                           (4.41%)
                +100                                           (2.53%)
                -100                                            1.62%
                -200                                            2.25%
                --------------------------------------------------------


FOURTH QUARTER RESULTS

Selected quarterly results are presented in Table 14, Selected Quarterly Financial Data.

TABLE 14
SELECTED QUARTERLY FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------------------------
                                                     1999                                        1998
-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)  FIRST      SECOND     THIRD      FOURTH     First      Second     Third      Fourth
Interest and fee income               $24,009    $24,931    $26,429    $26,590    $25,256    $25,276    $25,448    $25,100
Interest expense                        9,514      9,978     10,832     11,053     11,221     11,168     10,885     10,403
Net interest income                    14,495     14,953     15,597     15,537     14,035     14,108     14,563     14,697
Provision for loan losses                 975        975        975        975      1,100      1,150      1,300      1,049
Noninterest income excluding
  securities gains                      2,588      2,504      2,607      2,591      2,350      2,312      2,353      2,340
Securities gains                          471        199        837         --        218        227        168         11
Noninterest expense                     8,780      9,074     10,086     10,567      9,402      9,539      9,707     10,480
Net income                            $ 4,811    $ 4,732    $ 4,813    $ 4,014    $ 5,072    $ 4,710    $ 4,731    $ 4,589
Basic earnings per share              $  0.37    $  0.36    $  0.37    $  0.31    $  0.38    $  0.36    $  0.36    $  0.35
Diluted earnings per share            $  0.36    $  0.36    $  0.37    $  0.31    $  0.38    $  0.35    $  0.35    $  0.34
Net interest margin                      4.96%      4.87%      4.82%      4.78%      4.75%      4.68%      4.79%      4.80%
Return on average assets                 1.54%      1.44%      1.40%      1.16%      1.60%      1.47%      1.46%      1.40%
Return on average equity                14.87%     14.59%     15.17%     12.46%     16.49%     14.92%     14.54%     13.87%
Average diluted common
 shares outstanding                    13,206     13,153     13,137     13,156     13,499     13,541     13,488     13,369
-----------------------------------------------------------------------------------------------------------------------------

PROPERTIES

The Company operates the following community banking offices:

                                                                                                      Date              Square
Name of Office            Location                                             County              Established         Footage

Norwich                   52 S. Broad St., Norwich, NY                         Chenango            07-15-1856           77,000
Afton                     182 Main St., Afton, NY                              Chenango            09-01-1962            2,779
Bainbridge                9 N. Main St., Bainbridge, NY                        Chenango            12-07-1938            5,100
Earlville                 2 S. Main St., Earlville, NY                         Chenango            08-07-1937            1,650
Grand Gorge               Rt. 23 & 30, Grand Gorge, NY                         Delaware            11-01-1957            3,000
Margaretville             Main St., Margaretville, NY                          Delaware            09-03-1963            3,200
New Berlin                2 S. Main St., New Berlin, NY                        Chenango            12-21-1946            2,500
Sherburne                 30 N. Main St., Sherburne, NY                        Chenango            08-07-1937            3,400
South Otselic             Gladding St., S. Otselic, NY                         Chenango            10-01-1945            1,326
North Plaza               Rt. 12 & 320, Norwich, NY                            Chenango            10-15-1986            1,874
South Plaza               Rt. 12 S., Norwich, NY                               Chenango            08-20-1986            1,150
Deposit                   105 Front St., Deposit, NY                           Broome              02-12-1971            4,500
Newark Valley             2 N. Main St., Newark Valley, NY                     Tioga               10-01-1973            3,822
Maine                     2647 Main St., Maine, NY                             Broome              10-01-1973            1,350
Hobart                    Maple Ave., Hobart, NY                               Delaware            06-28-1974            2,400
Sidney                    13 Division St., Sidney, NY                          Delaware            12-31-1978            5,800
Oxford                    10 North Canal St., Oxford, NY                       Chenango            03-16-1998            2,000
Greene                    80 S. Chenango St., Greene, NY                       Chenango            12-15-1986            3,100
Binghamton                1256 Front St., Binghamton, NY                       Broome              03-29-1993            1,900
Hancock                   1 E. Main St., Hancock, NY                           Delaware            10-01-1989            6,000
Oneonta                   733 State Highway 28, Oneonta, NY                    Otsego              01-14-1998            4,600
Oneonta-East              5582 State Highway Rt. 7, Oneonta, NY                Otsego              05-24-1999            2,656
Clinton                   1 Kirkland Ave., Clinton, NY                         Oneida              10-01-1989           10,300
Rome Westgate             Westgate Plaza, 1148 Erie Blvd. W., Rome, NY         Oneida              10-01-1989            1,950
Utica Business Park       555 French Road, New Hartford, NY                    Oneida              10-01-1994            3,396
New Hartford              8549 Seneca Turnpike, New Hartford, NY               Oneida              12-16-1995            4,200
Rome Black River          853 Black River Blvd., Rome, NY                      Oneida              10-01-1997            3,000
Gloversville              199 Second Ave. Ext., Gloversville, NY               Fulton              10-01-1989            4,263
Northville                192 N. Main St., Northville, NY                      Fulton              10-01-1989            3,000
Vail Mills                Rt. 30, Broadalbin, NY                               Fulton              10-01-1989            2,000
Lake Placid               81 Main St., Lake Placid, NY                         Essex               10-01-1989            8,500
Cold Brook Plaza          Saranac Ave., Lake Placid, NY                        Essex               10-01-1989            1,300
Saranac Lake              2 Lake Flower Ave., Saranac Lake, NY                 Essex               10-01-1989            2,400
Plattsburgh Rt. 3         482 Rt. 3, Plattsburgh, NY                           Clinton             05-04-1998            6,800
Plattsburgh Margaret St   83 Margaret St., Plattsburgh, NY                     Clinton             05-18-1998            1,822
Ellenburg Depot           5084 Rt. 11, Ellenburg Depot, NY                     Clinton             08-28-1993            2,346

The Oxford, South Otselic, Binghamton, Oneonta, Vail Mills, Rome Westgate, Utica Business Park and Rome Black River Offices are leased. The Company owns all other banking premises. The Company also has 47 ATM's, all of which are owned.

MANAGEMENT'S STATEMENT OF RESPONSIBILITY

     Responsibility for the integrity, objectivity, consistency, and fair presentation of the financial information presented in this Annual Report rests with NBT Bancorp Inc. management. The accompanying consolidated financial statements and related information have been prepared in conformity with generally accepted accounting principles consistently applied and include, where required, amounts based on informed judgments and management's best estimates.

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

     The Board of Directors has appointed an Audit, Compliance and Loan Review Committee composed entirely of directors who are not employees of the Company. The Audit, Compliance and Loan Review Committee is responsible for recommending to the Board the independent auditors to be retained for the coming year, subject to stockholder ratification. The Audit, Compliance and Loan Review Committee meets periodically, both jointly and privately, with the independent auditors, with our internal auditors, as well as with representatives of management, to review accounting, auditing, internal control structure and financial reporting matters. The Audit, Compliance and Loan Review Committee reports to the Board on its activities and findings.



Daryl R. Forsythe
President and Chief Executive Officer



Michael J. Chewens, CPA
Executive Vice President
Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
NBT Bancorp Inc.:

     We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles.




KPMG LLP



Syracuse, New York
January 21, 2000

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
December 31,                                                                          1999                    1998
---------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

ASSETS
Cash and cash equivalents                                                         $    46,033            $    47,181
Loans held for sale                                                                     3,621                  2,887
Securities available for sale, at fair value                                          341,586                355,758
Securities held to maturity (fair value-$42,446 and $35,095)                           42,446                 35,095
Loans                                                                                 923,031                821,505
Less allowance for loan losses                                                         13,855                 12,962
---------------------------------------------------------------------------------------------------------------------
    Net loans                                                                         909,176                808,543
Premises and equipment, net                                                            21,663                 20,241
Intangible assets, net                                                                  6,592                  7,572
Other assets                                                                           22,500                 12,732
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $ 1,393,617            $ 1,290,009
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (noninterest bearing)                                                    $   164,476            $   154,146
  Savings, NOW, and money market                                                      392,193                391,614
  Time                                                                                551,404                498,445
---------------------------------------------------------------------------------------------------------------------
    Total deposits                                                                  1,108,073              1,044,205
Short-term borrowings                                                                 115,299                 96,589
Long-term debt                                                                         35,157                 10,171
Other liabilities                                                                       8,552                  8,412
---------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                 1,267,081              1,159,377
---------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, no par, stated value $1.00; shares
    authorized-2,500,000                                                                   --                     --
  Common stock, no par, stated value $1.00; shares
    authorized-15,000,000; shares issued 13,636,932 and 13,015,789                     13,637                 13,016
  Capital surplus                                                                     121,913                111,749
  Retained earnings                                                                    13,719                 15,512
  Accumulated other comprehensive (loss) income                                       (11,068)                 3,317
  Common stock in treasury at cost, 538,936 and 599,507 shares                        (11,665)               (12,962)
---------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                          126,536                130,632
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,393,617            $ 1,290,009
---------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME

-----------------------------------------------------------------------------------------------------------
Year ended December 31,                                       1999               1998               1997
-----------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Interest and fee income:
Loans and loans held for sale                               $ 75,862           $ 70,947            $64,781
Securities available for sale                                 23,928             27,910             29,031
Securities held to maturity                                    1,862              1,918              2,035
Other                                                            307                305                334
-----------------------------------------------------------------------------------------------------------
  Total interest and fee income                              101,959            101,080             96,181
-----------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                      34,588             37,201             35,234
Short-term borrowings                                          5,252              6,014              6,581
Long-term debt                                                 1,537                462                707
-----------------------------------------------------------------------------------------------------------
  Total interest expense                                      41,377             43,677             42,522
-----------------------------------------------------------------------------------------------------------
Net interest income                                           60,582             57,403             53,659
Provision for loan losses                                      3,900              4,599              3,505
-----------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses           56,682             52,804             50,154
-----------------------------------------------------------------------------------------------------------

Noninterest income:
Trust                                                          3,305              3,115              2,675
Service charges on deposit accounts                            4,272              3,749              3,695
Securities gains (losses)                                      1,507                624               (337)
Other                                                          2,713              2,491              2,033
-----------------------------------------------------------------------------------------------------------
  Total noninterest income                                    11,797              9,979              8,066
-----------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                                19,575             19,202             17,905
Office supplies and postage                                    1,833              1,912              1,801
Occupancy                                                      2,865              2,843              2,598
Equipment                                                      2,722              2,375              1,700
Professional fees and outside services                         2,784              2,836              2,201
Data processing and communications                             3,832              3,577              2,789
Amortization of intangible assets                                980              1,070              1,351
Other operating                                                3,916              5,313              4,825
-----------------------------------------------------------------------------------------------------------
  Total noninterest expense                                   38,507             39,128             35,170
-----------------------------------------------------------------------------------------------------------
Income before income taxes                                    29,972             23,655             23,050
Income taxes                                                  11,602              4,553              8,301
-----------------------------------------------------------------------------------------------------------

Net income                                                  $ 18,370           $ 19,102            $14,749
-----------------------------------------------------------------------------------------------------------

Earnings per share:
  Basic                                                     $   1.41           $   1.45            $  1.12
  Diluted                                                   $   1.40           $   1.42            $  1.11
-----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

All per share data has been restated to give retroactive effect to stock dividends and splits.

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated
                                                                                       Other
                                            Common     Capital    Retained     Comprehensive    Treasury
                                             Stock     Surplus    Earnings     (Loss) Income       Stock       Total
----------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)
BALANCE AT DECEMBER 31, 1996                 8,838      82,731      24,208            (1,529)     (7,984)    106,264
Net income                                                          14,749                                    14,749
Issuance of 427,496 shares for
  5% stock dividend                            428      10,717     (11,145)                                        -
Cash dividends - $0.421 per share                                   (5,544)                                   (5,544)
Payment in lieu of fractional shares                                   (19)                                      (19)
Issuance of 164,030 shares to stock plan       164       2,476                                                 2,640
Purchase of 131,900 treasury shares                                                               (2,568)     (2,568)
Sale of 197,478 treasury shares to
 employee benefit plans and other
 stock plans                                               570                                     3,349       3,919
Unrealized net gain on securities
  available for sale, net of deferred
  taxes of $2,695                                                                      3,902                   3,902

----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                 9,430      96,494      22,249             2,373      (7,203)    123,343
Net income                                                          19,102                                    19,102
Issuance of 3,585,826 shares for
 5% stock dividend and stock split           3,586      14,531     (18,117)                                        -
Cash dividends - $0.587 per share                                   (7,711)                                   (7,711)
Payment in lieu of fractional shares                                   (11)                                      (11)
Purchase of 353,000 treasury shares                                                               (9,094)     (9,094)
Sale of 169,364 treasury shares to
 employee benefit plans and other
 stock plans                                               724                                     3,335       4,059
Unrealized net gain on securities
  available for sale, net of deferred
  taxes of $654                                                                          944                     944

----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                13,016     111,749      15,512             3,317     (12,962)    130,632
Net income                                                          18,370                                    18,370
Issuance of 621,143 shares for
 5% stock dividend                             621      10,994     (11,615)                                        -
Cash dividends - $0.656 per share                                   (8,532)                                   (8,532)
Payment in lieu of fractional shares                                   (16)                                      (16)
Purchase of 213,500 treasury shares                                                               (4,643)     (4,643)
Sale of 274,071 treasury shares to
 employee benefit plans and other
 stock plans                                              (830)                                    5,940       5,110
Unrealized net loss on securities
  available for sale, net of deferred
  taxes of $9,936                                                                    (14,385)                (14,385)

----------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999               $13,637    $121,913     $13,719          $(11,068)   $(11,665)   $126,536
----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------------
Year ended December 31,                                                   1999                1998                1997
-------------------------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
Net income                                                           $  18,370           $  19,102           $  14,749
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Provision for loan losses                                              3,900               4,599               3,505
  Depreciation of premises and equipment                                 2,210               2,047               1,471
  Net accretion on securities                                           (1,676)             (2,051)               (236)
  Amortization of intangible assets                                        980               1,070               1,351
  Deferred income tax benefit                                             (217)             (1,227)               (435)
  Proceeds from sale of loans originated for sale                        2,373               3,661               4,390
  Loans originated for sale                                             (3,107)             (3,262)             (3,541)
  Net gain on sale of other real estate owned                             (776)               (147)               (121)
  Net realized (gains) losses on sales of securities                    (1,507)               (624)                337
  (Increase) decrease in interest receivable                              (573)              1,039                 449
  Increase (decrease) in interest payable                                1,273                (509)                809
  Sale of branch, net                                                       --                  --                (219)
  Other, net                                                            (1,173)               (210)              1,673
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                               20,077              23,488              24,182
-------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Securities available for sale:
    Proceeds from maturities                                            57,346              80,171              50,762
    Proceeds from sales                                                 60,171             130,293             183,481
    Purchases                                                         (124,483)           (121,317)           (299,225)
 Securities held to maturity:
    Proceeds from maturities                                            22,697              24,244              24,987
    Purchases                                                          (30,048)            (23,200)            (18,888)
Net increase in loans                                                 (105,035)            (91,686)            (84,261)
Purchase of premises and equipment, net                                 (3,632)             (3,527)             (3,925)
Proceeds from sales of other real estate owned                           2,276               1,954               1,980
-------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (120,708)             (3,068)           (145,089)
-------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in deposits                                                63,868              30,022              97,864
Net increase (decrease) in short-term borrowings                        18,710             (37,938)             46,283
Proceeds from issuance of long-term debt                                25,000              10,000                  --
Repayments of long-term debt                                               (14)                (12)            (20,012)
Proceeds from issuance of treasury shares to employee
  benefit plans and other stock plans                                    5,110               4,059               6,559
Purchase of treasury stock                                              (4,643)             (9,094)             (2,568)
Cash dividends and payment for fractional shares                        (8,548)             (7,722)             (5,563)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                        99,483             (10,685)            122,563
-------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                    (1,148)              9,735               1,656
Cash and cash equivalents at beginning of year                          47,181              37,446              35,790
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $  46,033           $  47,181           $  37,446
-------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
  Interest                                                           $  40,104           $  44,186           $  41,713
  Income taxes                                                          11,773               6,778               6,126
-------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

-------------------------------------------------------------------------------------------------------------
Year ended December 31,                                             1999              1998              1997
-------------------------------------------------------------------------------------------------------------
(in thousands)
Net income                                                       $18,370           $19,102           $14,749
-------------------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax:
   Unrealized net holding (losses) gains arising during
     period [pre-tax amounts of $(22,814); $2,222
     and $6,260]                                                 (13,494)            1,313             3,702
   Less: Reclassification adjustment for net (gains)
     losses included in net income [pre-tax amounts
     of $(1,507); $(624) and $337]                                  (891)             (369)              200
-------------------------------------------------------------------------------------------------------------
Total other comprehensive (loss) income                          (14,385)              944             3,902
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                              $3,985           $20,046           $18,651
-------------------------------------------------------------------------------------------------------------

      See notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NBT Bancorp Inc. ("Bancorp") and its subsidiary follow generally accepted accounting principles ("GAAP") and reporting practices applicable to the banking industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The following is a description of significant policies and practices:

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

Business
The Company provides loan and deposit services to its customers, primarily in its nine county service area. The Company is subject to competition from other financial institutions. The Company is also subject to the regulations of certain federal agencies and undergoes periodic examination by those regulatory agencies.

Segment reporting
The Company's operations are solely in the financial services industry and include the provision of traditional banking services. The Company operates solely in the geographical region of Upstate New York. Management makes operating decisions and assesses performance based on an ongoing review of its traditional banking operations, which constitute the Company's only reportable segment.

Trust
Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company. Trust income is recognized on the accrual method based on contractual rates applied to the balances of trust accounts.

Cash and cash equivalents
The Company considers amounts due from correspondent banks, cash items in process of collection and institutional money market mutual funds to be cash equivalents.

Securities
The Company classifies its debt securities at date of purchase as either available for sale or held to maturity. The Company does not hold any securities considered to be trading. Held to maturity securities are those that the Company has the ability and intent to hold until maturity. All other securities not included as held to maturity are classified as available for sale.

     Available for sale securities are recorded at fair value. Held to maturity securities are recorded at amortized cost. Unrealized holding gains and losses on available for sale securities are excluded from earnings and are reported in stockholders' equity as accumulated comprehensive (loss) income, net of income taxes. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

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

     If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected or management judges it to be prudent, any payment received on a nonaccrual loan is applied to principal until ultimate repayment becomes expected. Nonaccrual loans are returned to accrual status when management determines that the financial condition of the borrower has improved significantly to the extent that there has been a sustained period of repayment performance so that the loan is brought current and the collectibility of both principal and interest appears assured.

Allowance for loan losses
The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb probable losses in the loan portfolio. The allowance is determined by reference to the market area the Company serves, local economic conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, and comprehensive reviews of the loan portfolio by the Loan Review staff and management. As a result of the test of adequacy, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgements about information available to them at the time of their examination which may not be currently available to management.

Premises and equipment
Premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment is determined using the straight line method over the estimated useful lives of the respective assets. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred.

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

Intangible assets
Intangible assets consist of core deposit intangible assets and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in acquisitions. Intangible assets are being amortized by the straight line method in amounts sufficient to write-off the intangible assets over their estimated useful lives; such intangible assets and useful lives are reviewed annually for events or changes in circumstances that may indicate that the carrying amount of the assets are not recoverable.

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

Income taxes
Income taxes are accounted for under the asset and liability method. The Company files a consolidated tax return on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 2  EARNINGS PER SHARE
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All share and per share data has been adjusted retroactively for stock dividends and splits. The following is a reconciliation of basic and diluted earnings per share for the years presented in the income statement:

---------------------------------------------------------------------------------------------------------------
Year ended December 31,                                             1999              1998             1997
---------------------------------------------------------------------------------------------------------------
(in thousands)
Basic EPS:
  Weighted average common shares outstanding                        13,031            13,198           13,176
  Net income available to common shareholders                      $18,370           $19,102          $14,749
---------------------------------------------------------------------------------------------------------------
Basic EPS                                                          $  1.41           $  1.45          $  1.12
---------------------------------------------------------------------------------------------------------------
Diluted EPS:
  Weighted average common shares outstanding                        13,031            13,198           13,176
  Dilutive common stock options                                        132               276              159
---------------------------------------------------------------------------------------------------------------
  Weighted average common shares and potential
   common stock                                                     13,163            13,474           13,335
  Net income available to common stockholders                      $18,370           $19,102          $14,749
---------------------------------------------------------------------------------------------------------------
Diluted EPS                                                        $  1.40           $  1.42          $  1.11
---------------------------------------------------------------------------------------------------------------

NOTE 3  FEDERAL RESERVE BOARD REQUIREMENT
The Company is required to maintain a reserve balance with the Federal Reserve Bank of New York. The required average total reserve for the 14 day maintenance period ending December 29, 1999, was $15.2 million of which $1.0 million was required to be on deposit with the Federal Reserve Bank and the remaining $14.2 million was represented by cash on hand.

NOTE 4  BUSINESS COMBINATIONS (UNAUDITED)

Lake Ariel Bancorp, Inc.
On February 17, 2000, the stockholders of NBT Bancorp Inc. and Lake Ariel Bancorp, Inc. approved a merger of the two companies. On this date, Lake Ariel Bancorp, Inc. and its wholly owned subsidiaries were merged with and into NBT Bancorp Inc. with each issued and outstanding share of Lake Ariel receiving
0.9961 shares of NBT Bancorp Inc. common stock. The transaction resulted in the issuance of 4.9 million shares of NBT Bancorp Inc. common stock, bringing the Company's outstanding shares to 17.9 million after the merger. In addition to approving the merger, stockholders approved proposals to increase the number of authorized shares of common stock from 15 million to 30 million and to change the authorized common and preferred stock to shares having a par value of $0.01 per share.

     LA Bank, N.A., a former subsidiary of Lake Ariel Bancorp, Inc., is a commercial bank headquartered in northeast Pennsylvania. LA Bank, N.A., with approximately $570 million in assets at December 31, 1999, has twenty-two branch offices in five counties.

     The merger qualified as a tax-free exchange for Lake Ariel Bancorp, Inc. stockholders and is being accounted for as a pooling-of-interests combination. NBT Bancorp Inc.'s consolidated financial statements presented in future periods will be restated to include the results of operations of Lake Ariel Bancorp, Inc. Concurrent with the announcement of the merger, NBT Bancorp Inc. reduced its stock repurchase plan from 600,000 shares to 200,000 leaving 76,500 shares remaining for repurchase under the reduced plan.

     The following table presents unaudited pro forma data combining the results of operations of NBT Bancorp Inc. and Lake Ariel Bancorp, Inc. as if the merger had been consummated on December 31, 1999. This data reflects adjustments to conform the accounting methods of Lake Ariel Bancorp, Inc. with those of NBT Bancorp Inc.

        -----------------------------------------------------------------------------------
        Year ended December 31,                           1999        1998          1997
        -----------------------------------------------------------------------------------
        (in thousands, except per share data)
        Net interest income                             $74,807     $ 69,883     $  64,784

        Net income                                       22,175       22,873        18,180

        Diluted earnings per share                         1.23         1.25          1.05
        -----------------------------------------------------------------------------------

Pioneer American Holding Company Corp.
On December 8, 1999, NBT Bancorp Inc. and Pioneer American Holding Company Corp., the parent company of Pioneer American Bank, N.A., announced they entered into a definitive agreement of merger. The merger is subject to the approval of each company's stockholders and of banking regulators. The merger is expected to close in the second quarter of 2000 and is intended to be accounted for as a pooling-of-interests and qualify as a tax-free exchange for Pioneer American stockholders. Stockholders of Pioneer American will receive a fixed ratio of
1.805 shares of NBT Bancorp Inc. common stock for each share exchanged. NBT Bancorp Inc. will issue approximately 5.2 million shares and share equivalents in exchange for all of the Pioneer American common stock and share equivalents outstanding.

     Pioneer American Bank, N.A. is a full service commercial bank with total assets of approximately $420 million at December 31, 1999. The Bank has eighteen branches in five counties in northeast Pennsylvania. Pioneer American Bank, N.A. will ultimately be merged together with LA Bank, N.A. to form the largest community bank headquartered in northeast Pennsylvania.

NOTE 5  SECURITIES

The amortized cost, estimated fair value and unrealized gains and losses of securities available for sale are as follows:

        -----------------------------------------------------------------------------------------------------
                                         Amortized                           Unrealized                Fair
        (in thousands)                        Cost               Gains           Losses               Value
        -----------------------------------------------------------------------------------------------------
        DECEMBER 31, 1999
        -----------------------------------------------------------------------------------------------------
        U.S. Treasury                    $ 10,400              $   --           $ 1,865             $  8,535
        Federal Agency                     64,479                  --             6,826               57,653
        State & Municipal                   1,120                   4                 1                1,123
        Mortgage-backed                   274,926                   1            10,016              264,911
        Other securities                    9,373                 362               371                9,364
        -----------------------------------------------------------------------------------------------------
        Total                            $360,298              $  367           $19,079             $341,586
        -----------------------------------------------------------------------------------------------------
        -----------------------------------------------------------------------------------------------------
        December 31, 1998
        -----------------------------------------------------------------------------------------------------
        U.S. Treasury                    $ 10,406              $    75          $    --             $ 10,481
        Federal Agency                     67,430                  745               85               68,090
        State & Municipal                   1,273                   49               --                1,322
        Mortgage-backed                   267,759                4,584               50              272,293
        Other securities                    3,281                  303               12                3,572
        -----------------------------------------------------------------------------------------------------
        Total                            $350,149              $ 5,756          $   147             $355,758
        -----------------------------------------------------------------------------------------------------

     Gross realized gains and gross realized losses on the sale of securities available for sale were $1.5 million and $0.01 million, respectively, in 1999. Gross realized gains and gross realized losses on the sale of securities available for sale were $0.6 million and $0.02 million, respectively, in 1998. Gross realized gains and gross realized losses on the sale of securities available for sale were $0.4 million and $0.7 million, respectively, in 1997.

     At December 31, 1999 and 1998, securities with amortized costs totaling $375.3 million and $319.5 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

     The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

        -----------------------------------------------------------------------------------------------------
                                       Amortized                           Unrealized                Fair
        (in thousands)                      Cost               Gains           Losses               Value
        -----------------------------------------------------------------------------------------------------
        DECEMBER 31, 1999
        -----------------------------------------------------------------------------------------------------
        State & Municipal                $30,000               $--              $--                 $30,000
        Other securities                   1,517                --               --                   1,517
        Federal Home Loan Bank Stock      10,929                --               --                  10,929
        -----------------------------------------------------------------------------------------------------
        Total                            $42,446               $--              $--                 $42,446
        -----------------------------------------------------------------------------------------------------
        -----------------------------------------------------------------------------------------------------
        December 31, 1998
        -----------------------------------------------------------------------------------------------------
        State & Municipal                $22,649               $--              $--                 $22,649
        Other securities                   1,517                --               --                   1,517
        Federal Home Loan Bank Stock      10,929                --               --                  10,929
        -----------------------------------------------------------------------------------------------------
        Total                            $35,095               $--              $--                 $35,095
        -----------------------------------------------------------------------------------------------------

As a member of the Federal Home Loan Bank (FHLB), the Company holds the required investment in FHLB stock.

     At December 31, 1999 and 1998 all of the mortgage-backed securities held by the Company were issued or backed by Federal agencies.

Remaining maturities of debt securities at December 31, 1999

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
(dollars in thousands)           Amount  Yield      Amount  Yield      Amount  Yield      Amount  Yield       Amount  Yield
-----------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury                  $    --      --%   $    --      --%   $    --      --%   $ 10,400   5.23%   $ 10,400    5.23%
Federal Agency                      --      --         --      --     21,569    6.65      42,910   7.21      64,479    7.02
State & Municipal                   --      --        792    6.10        328    6.13          --     --       1,120    6.11
Mortgage-backed                    213    6.42     12,203    7.17     69,864    6.92     192,646   6.98     274,926    6.97
Other securities                    --      --         --      --         --      --       9,373   4.40       9,373    4.40
-----------------------------------------------------------------------------------------------------------------------------
Amortized cost                 $   213    6.42%   $12,995    7.10%   $91,761    6.85%   $255,329   6.85%   $360,298    6.86%
-----------------------------------------------------------------------------------------------------------------------------
Fair value                     $   213            $12,871            $88,201            $240,301           $341,586
-----------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY:
State & Municipal              $24,073    6.05%   $ 4,296    7.34%   $ 1,568    7.43%   $     63   8.35%   $ 30,000    6.32%
-----------------------------------------------------------------------------------------------------------------------------
Amortized cost                 $24,073    6.05%   $ 4,296    7.34%   $ 1,568    7.43%   $     63   8.35%   $ 30,000    6.32%
-----------------------------------------------------------------------------------------------------------------------------
Fair value                     $24,073            $ 4,296            $ 1,568            $     63           $ 30,000
-----------------------------------------------------------------------------------------------------------------------------

In the tables setting forth the maturity distribution and weighted average taxable equivalent yield of securities at December 31, 1999, the yields on amortized cost of state and municipal securities have been calculated based on effective yields weighted for the scheduled maturity of each security using the marginal federal tax rate of 35%. Maturities of mortgage-backed securities are stated based on their estimated average life.

NOTE 6 LOANS AND ALLOWANCE FOR LOAN LOSSES
A summary of loans by category is as follows:
          ------------------------------------------------------------------
          December 31,                              1999              1998
          ------------------------------------------------------------------
          (in thousands)
          Real estate mortgages                 $162,734          $149,647
          Commercial real estate mortgages       197,629           178,778
          Real estate construction and
           development                            14,077            10,378
          Commercial and agricultural            254,852           209,731
          Consumer                               189,981           188,549
          Home equity                            103,758            84,422
          ------------------------------------------------------------------
          Total loans                           $923,031          $821,505
          ------------------------------------------------------------------

The Company's concentrations of credit risk are reflected in the balance sheet. The concentrations of credit risk with standby letters of credit, committed lines of credit and commitments to originate new loans generally follow the loan classifications. A substantial portion of the Company's loans is secured by real estate located in central and northern New York. Accordingly, the ultimate ability to collect on a substantial portion of the Company's portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

Changes in the allowance for loan losses for the three years ended December 31, 1999, are summarized as follows:

          ----------------------------------------------------------------------------------
          (in thousands)                          1999              1998              1997
          ----------------------------------------------------------------------------------
          Balance at January 1,                $12,962           $11,582           $10,473
          Provision                              3,900             4,599             3,505
          Recoveries                               888               933               892
          ----------------------------------------------------------------------------------
                                                17,750            17,114            14,870
          Loans charged off                      3,895             4,152             3,288
          ----------------------------------------------------------------------------------
          Balance at December 31,              $13,855           $12,962           $11,582
          ----------------------------------------------------------------------------------

Nonperforming Loans
The interest income that would have accrued on nonaccrual loans at original contract rates for the years ended December 31, 1999, 1998, and 1997 was $0.5 million, $0.6 million and $0.6 million, respectively. Approximately $0.2 million, $0.2 million and $0.1 million of interest on the above nonaccrual loans was collected and recognized as income for the years ended December 31, 1999, 1998 and 1997, respectively. The Company is not committed to advance additional funds to these borrowers. Nonaccrual loans were $4.2 million and $3.6 million at December 31, 1999 and 1998, respectively.

     At December 31, 1999, the recorded investment in impaired loans was $3.2 million. Included in this amount is $0.3 million of impaired loans for which the specifically allocated allowance for loan loss is $0.3 million. In addition, included in impaired loans is $2.9 million of impaired loans that, as a result of the adequacy of collateral values and cash flow analysis do not have a specific allocation. At December 31, 1998, the recorded investment in impaired loans was $2.4 million, of which $1.1 million had a specific allowance allocation of $0.2 million and $1.3 million for which there was no specific allocation. The average recorded investment in impaired loans was $2.6 million, $4.0 million and $3.1 million in 1999, 1998 and 1997, respectively. During the years ended December 31, 1999, 1998 and 1997 the Company recognized $0.2 million, $0.2 million and $0.1 million, respectively, of interest income on impaired loans, all of which was recognized using the cash basis of income recognition.

Loans Held For Sale and Loan Servicing
The Company carries loans held for sale at the lower of aggregate cost or estimated fair value. It is the Company's practice to sell its higher education loans to the Student Loan Marketing Association at the Company's cost after the student leaves school. During 1999, $1.5 million of such loans were sold. At December 31, 1999, the aggregate cost and estimated fair value of student loans held for sale were $3.5 million, while at December 31, 1998 aggregate cost and estimated market value were $2.9 million.

     The Company originates mortgage loans, classified as held for sale, for the State of New York Mortgage Agency. These loans are sold after closing at the aggregate cost to the Company. At December 31, 1999 the aggregate cost and estimated fair value of mortgage loans held for sale was $0.1 million. At December 31, 1998 the aggregate cost and estimated fair value of mortgage loans held for sale was $0. During 1999, $0.9 million of such loans were sold with servicing retained. At December 31, 1999, the Company serviced $23.9 million of real estate mortgages on behalf of other financial intermediaries. Such loans are not reflected in the Company's balance sheet.

Related Party Loans
In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers, and other related parties. Such loans, in management's opinion, did not present more than the normal risk of collectiblity or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties and changes during the years are summarized as follows:

        --------------------------------------------------------------------
                                                         1999         1998
        --------------------------------------------------------------------
        (in thousands)
        Balance at January 1,                         $ 4,442       $ 3,563
        New loans                                       2,637         3,463
        Repayments                                       (677)       (2,584)
        --------------------------------------------------------------------
        Balance at December 31,                       $ 6,402       $ 4,442
        --------------------------------------------------------------------

NOTE 7 PREMISES AND EQUIPMENT, NET

A summary of premises and equipment follows:
        --------------------------------------------------------------------
        December 31,                                     1999          1998
        --------------------------------------------------------------------
        (in thousands)
        Company premises                              $22,287       $21,836
        Equipment                                      22,364        20,630
        Construction in progress                        1,399           306
        --------------------------------------------------------------------
                                                       46,050        42,772
        Accumulated depreciation                       24,387        22,531
        --------------------------------------------------------------------
        Total premises and equipment                  $21,663       $20,241
        --------------------------------------------------------------------

Depreciation of premises and equipment totaled $2.2 million in 1999, $2.0 million in 1998 and $1.5 million in 1997.

     Rental expense included in occupancy expense amounted to $0.4 million annually in 1999 and 1998, and $0.3 million in 1997. The future minimum rental commitments as of December 31, 1999, for noncancellable operating leases were as follows: 2000--$0.5 million; 2001--$0.4 million; 2002--$0.3 million; 2003--$0.2 million; and 2004 and beyond--$0.5 million.

NOTE 8  INTANGIBLE ASSETS, NET

At December 31, 1999 and 1998, the accumulated amortization of intangible assets was $19.2 and $18.2 million, respectively. The table below presents significant balances, amortization and the respective periods of amortization:

        ----------------------------------------------------------------------
        December 31,                                      1999          1998
        ----------------------------------------------------------------------
        (in thousands)
        Goodwill (25 yrs.):
        Beginning balance                              $ 5,379       $ 5,718
        Amortization                                      (338)         (339)
        ----------------------------------------------------------------------
        Ending balance                                   5,041         5,379
        ----------------------------------------------------------------------
        Core deposit intangible assets (10-12 yrs.):
        Beginning balance                                2,193         2,924
        Amortization                                      (642)         (731)
        ----------------------------------------------------------------------
        Ending balance                                   1,551         2,193
        ----------------------------------------------------------------------
        Total intangible assets, net                   $ 6,592       $ 7,572
        ----------------------------------------------------------------------

NOTE 9  DEPOSITS

Time deposits of $100,000 or more aggregated $293.2 million and $282.0 million at year-end 1999 and 1998, respectively.

     The  following   table  sets  forth  the  maturity   distribution  of  time
certificates of deposit at December 31, 1999:

        ---------------------------------------------------------
        (in thousands)
        Within one year                                 $474,096
        After one but within two years                    49,539
        After two but within three years                  16,315
        After three but within four years                  8,062
        After four but within five years                   3,313
        After five years                                      79
        ---------------------------------------------------------
        TOTAL                                           $551,404
        ---------------------------------------------------------

NOTE 10  SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank
(FHLB) advances, with original maturities of one year or less. The Company has unused lines of credit available for short-term financing of $229 million at December 31, 1999. Securities collateralizing repurchase agreements, with a market value of $31.8 million at December 31, 1999, are held in safekeeping by non-affiliated financial institutions and are under the Company's control.

Information related to short-term borrowings is summarized as follows:

        ------------------------------------------------------------------------------------------------
                                                                1999             1998             1997
        ------------------------------------------------------------------------------------------------
        (dollars in thousands)
        FEDERAL FUNDS PURCHASED
        Balance at year-end                                   $48,000          $28,000          $25,000
        Average during the year                                36,912           35,674           29,501
        Maximum month end balance                              63,000           60,000           49,000
        Weighted average rate during the year                    5.18%            5.58%            5.70%
        Weighted average rate at December 31                     5.51%            4.75%            6.13%
        ------------------------------------------------------------------------------------------------
        SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
        Balance at year-end                                   $27,049          $38,388          $59,721
        Average during the year                                32,520           33,659           51,427
        Maximum month end balance                              37,268           42,085           95,403
        Weighted average rate during the year                    4.04%            4.01%            5.04%
        Weighted average rate at December 31                     3.84%            3.61%            5.03%
        ------------------------------------------------------------------------------------------------
        OTHER SHORT-TERM BORROWINGS
        Balance at year-end                                   $40,250          $30,201          $49,806
        Average during the year                                37,529           44,908           38,331
        Maximum month end balance                              70,250           50,165           49,806
        Weighted average rate during the year                    5.40%            5.96%            6.02%
        Weighted average rate at December 31                     5.54%            5.62%            5.82%
        ------------------------------------------------------------------------------------------------

NOTE 11  LONG-TERM DEBT

Long-term debt consists of FHLB advances having an original maturity at issuance of more than one year. A summary of long-term debt as of December 31, 1999 follows:

                                        Maturity         Interest
        (dollars in thousands)           Date             Rate                Amount
        -----------------------------------------------------------------------------
             FHLB advance                 2005             5.23               10,000
             FHLB advance                 2008             5.33                  117
             FHLB advance                 2008             7.20                   40
             FHLB advance                 2009             5.10               10,000
             FHLB advance                 2009             5.41               15,000
        -----------------------------------------------------------------------------
        Total                                                                $35,157
        -----------------------------------------------------------------------------

FHLB advances are collateralized by the FHLB stock owned by the Company, mortgage-backed securities with a market value of $37.1 million and a blanket lien on its residential real estate mortgage loans.

NOTE 12  INCOME TAXES

Total income taxes were allocated as follows:

             ---------------------------------------------------------------------------------------
                Year ended December 31,                            1999          1998          1997
             ---------------------------------------------------------------------------------------
                (in thousands)
                Income before income taxes                      $11,602      $ 4,553      $ 8,301
                Stockholders' equity, capital surplus,
                 for stock options exercised                       (296)        (117)        (329)
                Stockholders' equity, for accumulated
                 comprehensive (loss) income                     (9,936)         654        2,695
             ---------------------------------------------------------------------------------------
                Total                                           $ 1,370      $ 5,090      $10,667
             ---------------------------------------------------------------------------------------

The components of income tax expense included in operations are as follows:

        -----------------------------------------------------------------------------------
        Year ended December 31,                           1999          1998          1997
        -----------------------------------------------------------------------------------
        (in thousands)
        Current:
          Federal                                      $ 9,228       $ 4,435        $7,297
          State                                          2,591         1,345         1,439
        -----------------------------------------------------------------------------------
                                                        11,819         5,780         8,736
        Deferred:
          Federal                                         (358)         (998)         (330)
          State                                            141          (229)         (105)
        -----------------------------------------------------------------------------------
                                                          (217)       (1,227)         (435)
        -----------------------------------------------------------------------------------
        Total                                          $11,602       $ 4,553        $8,301
        -----------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

        ---------------------------------------------------------------------------------------
        December 31,                                                    1999              1998
        ---------------------------------------------------------------------------------------
        (in thousands)
        Deferred tax assets:
          Allowance for loan losses                                 $  5,366            $5,132
          Unrealized loss on securities available for sale             7,644                 -
          Deferred compensation                                          342               324
          Postretirement benefit obligation                            1,068               993
          Other                                                          433               492
        ---------------------------------------------------------------------------------------
        Total gross deferred tax assets                               14,853             6,941
        ---------------------------------------------------------------------------------------
        Deferred tax liabilities:
          Prepaid pension obligation                                     389               396
          Premises and equipment, primarily due to accelerated
           depreciation                                                  668               644
          Unrealized gain on securities available for sale                 -             2,292
          Securities discount accretion                                  369               328
          Other                                                           18                25
        ---------------------------------------------------------------------------------------
        Total gross deferred tax liabilities                           1,444             3,685
        ---------------------------------------------------------------------------------------
          Net deferred tax assets                                    $13,409            $3,256
        ---------------------------------------------------------------------------------------

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 1999 and 1998.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

        --------------------------------------------------------------------------------------
        Year ended December 31,                            1999         1998          1997
        --------------------------------------------------------------------------------------
        (in thousands)
        Federal income tax at statutory rate               $10,490       $8,279        $8,068
        Benefit of federal tax rates below statutory rate        -         (100)            -
        Tax exempt income                                     (687)        (570)         (613)
        Non-deductible expenses                                316          243           220
        State taxes, net of federal tax benefit              1,776          725           867
        Federal income tax benefit
          from corporate realignment                             -       (4,186)            -
        Other, net                                            (293)         162          (241)
        --------------------------------------------------------------------------------------
        Income taxes                                       $11,602       $4,553        $8,301
        --------------------------------------------------------------------------------------

NOTE 13  NONINTEREST EXPENSE

Included in the data processing and communications expense category are data processing fees of $2.7 million, $2.6 million, and $1.9 million in years 1999, 1998 and 1997, respectively. The future minimum annual commitments for data processing services as of December 31, 1999 were as follows: 2000--$3.9 million; 2001--$3.6 million; 2002--$3.0 million; 2003--$1.4 million; and 2004 and beyond--$0.

NOTE 14  COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit include agreements to lend to a borrower as long as there is not a violation of any condition established in the contract. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a borrower to a third party. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit standards in making commitments and conditional obligations as it does for on balance sheet instruments. Collateral for these commitments vary but may include negotiable instruments, accounts receivable, inventory, property, plant, equipment and vehicles. At December 31, 1999, off balance sheet commitments to extend credit for primarily variable rate loans amounted to $158.3 million secured by $83.8 million in collateral value. The amount of standby letters of credit at December 31, 1999, amounted to $1.6 million secured by $0.1 million in cash. At December 31, 1998, off balance sheet commitments to extend credit for primarily variable rate loans amounted to $165.3 million secured by $95.0 million in collateral value. The amount of standby letters of credit at December 31, 1998, amounted to $1.4 million secured by $0.1 million in cash.

     At December 31, 1999 and 1998, the Company held no off balance sheet derivative financial instruments such as interest rate swaps, forward contracts, futures, options on financial futures, or interest rate floors, and therefore was not subject to the market risk associated with such derivative financial instruments.

     In the normal course of business there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Company.

NOTE 15  STOCKHOLDERS' EQUITY

The Company has a Dividend Reinvestment Plan for stockholders under which no new shares of common stock were issued in 1999 and 1998. There were 772,869 shares of common stock reserved for future issuance under the plan at December 31, 1999 (the number of shares available has been adjusted for stock dividends and splits).

     Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained net profits for the preceding two years or when the Bank fails to meet certain minimum regulatory capital standards. At December 31, 1999, the Bank had the ability to pay $21.9 million in dividends to the Company without obtaining prior regulatory approval. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 1999 the Company and the Bank meet all capital adequacy requirements to which it is subject.

     As of December 31, 1999 the most recent notification from The Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Company and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                        To Be Well
                                                                                                     Capitalized Under
                                                                                For Capital          Prompt Corrective
                                                            ACTUAL            Adequacy Purposes:    Action Provisions:
------------------------------------------------------------------------------------------------------------------------
(in thousands)                                        AMOUNT       RATIO     Amount       Ratio     Amount        Ratio
------------------------------------------------------------------------------------------------------------------------
As of December 31, 1999:
 Total Capital (to Risk Weighted Assets):
  Company Consolidated                                $142,495    15.55%     $ 73,303     8.00%     $ 91,628     10.00%
  Bank                                                $132,427    14.59%     $ 72,637     8.00%     $ 90,796     10.00%

 Tier 1 Capital (to Risk Weighted Assets):
  Company Consolidated                                $131,012    14.30%     $ 36,651     4.00%     $ 54,977      6.00%
  Bank                                                $121,047    13.33%     $ 36,319     4.00%     $ 54,478      6.00%

 Tier 1 Capital (to Average Assets):
  Company Consolidated                                $131,012     9.50%     $ 41,372     3.00%     $ 68,953      5.00%
  Bank                                                $121,047     8.84%     $ 41,098     3.00%     $ 68,497      5.00%
------------------------------------------------------------------------------------------------------------------------

As of December 31, 1998:
 Total Capital (to Risk Weighted Assets):
  Company Consolidated                                $129,967    15.94%     $ 65,214     8.00%     $ 81,517     10.00%
  Bank                                                $124,646    15.36%     $ 64,912     8.00%     $ 81,140     10.00%

 Tier 1 Capital (to Risk Weighted Assets):
  Company Consolidated                                $119,743    14.69%     $ 32,607     4.00%     $ 48,910      6.00%
  Bank                                                $114,469    14.11%     $ 32,456     4.00%     $ 48,684      6.00%

 Tier 1 Capital (to Average Assets):
  Company Consolidated                                $119,743     9.33%     $ 38,513     3.00%     $ 64,188      5.00%
   Bank                                               $114,469     8.96%     $ 38,341     3.00%     $ 63,901      5.00%
------------------------------------------------------------------------------------------------------------------------

NOTE 16  EMPLOYEE BENEFIT PLANS

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

     The Company used a health care trend rate in calculating its postretirement benefit obligation of 7.0% to 8.0% for 2000, grading down uniformly to 5.5% for 2005 and thereafter.

     The net postretirement health benefits expense and funded status are as follows:

        ---------------------------------------------------------------------------------------------
        Year ended December 31,                                  1999            1998            1997
        ---------------------------------------------------------------------------------------------
        (in thousands)
        Components of net periodic benefit cost:
          Service cost                                        $   235         $   205         $   182
          Interest cost                                           278             261             255
          Amortization of transition obligation                    85              85              85
          Amortization of gains and losses                         24              25              28
        ---------------------------------------------------------------------------------------------
         Net periodic postretirement benefit cost             $   622         $   576         $   550
        ---------------------------------------------------------------------------------------------
        Change in benefit obligation:
          Benefit obligation at beginning of the year         $ 4,350         $ 4,158
          Service cost                                            235             205
          Interest cost                                           278             261
          Plan participant's contributions                        106              95
          Actuarial gain                                         (932)           (172)
          Benefits paid                                          (222)           (197)
        ------------------------------------------------------------------------------
          Benefit obligation at end of year                   $ 3,815         $ 4,350
        ------------------------------------------------------------------------------
        Components of accrued benefit cost:
          Funded status                                       $(3,815)        $(4,350)
          Unrecognized transition obligation                    1,103           1,188
          Unrecognized actuarial net loss                         152           1,108
        ------------------------------------------------------------------------------
          Accrued benefit cost                                $(2,560)        $(2,054)
        ------------------------------------------------------------------------------
        Weighted average discount rate                            7.75%          6.75%
        ------------------------------------------------------------------------------

Assumed health care cost trend rates have a significant effect on amounts reported for the health care plans. A one-percentage point change in the health care trend rates would have the following effects:

                                                                       1-PERCENTAGE      1-PERCENTAGE
                                                                              POINT             POINT
                                                                           INCREASE          DECREASE
        ---------------------------------------------------------------------------------------------
        (in thousands)
        Effect on total of service and interest cost components             $  140          $  (109)
        Effect on postretirement benefit obligation                            843             (681)

Retirement Savings and Employee Stock Ownership Plan

Effective January 1, 1997, the Company terminated the existing Retirement Savings Plan and Employee Stock Ownership Plan (ESOP) and merged the assets and liabilities into the 401(k) and Employee Stock Ownership Plan. The Company contributed an amount equal to 100% of employees, 401(k) contributions up to 5% of their annual salary for 1999, 1998 and 1997. In addition, the Company may also make discretionary ESOP contributions based on the Company's profitability. Participation in the Plan is contingent upon certain age and service requirements. Provisions for contributions to the combined Plan amounted to $1.1 million in 1999, $1.0 million in 1998 and $0.7 million in 1997.

Pension Plan
The Company has a qualified, noncontributory pension plan covering substantially all employees. Benefits paid from the plan are based on age, years of service, compensation prior to retirement and social security benefits, and are determined in accordance with defined formulas. The Company's policy is to fund the pension plan in accordance with ERISA standards.

     The net pension expense and the funded status of the plan are as follows:

        -------------------------------------------------------------------------------------------
        Year ended December 31,                               1999              1998          1997
        -------------------------------------------------------------------------------------------
        (in thousands)
        Components of net periodic benefit cost:
          Service cost                                     $    892         $    701       $   508
          Interest cost                                       1,457            1,354         1,181
          Expected return on plan assets                     (1,935)          (1,705)       (1,406)
          Amortization of initial unrecognized asset           (109)            (109)         (109)
          Amortization of prior service cost                    257              257           257
          Amortization of unrecognized net gain                  --               --           (36)
        -------------------------------------------------------------------------------------------
          Net periodic pension cost                        $    562         $     498      $   395
        -------------------------------------------------------------------------------------------
        Change in benefit obligation:
          Benefit obligation at beginning of year          $(21,434)         $(19,490)
          Service cost                                         (892)             (701)
          Interest cost                                      (1,457)           (1,354)
          Prior service cost                                     --                 -
          Actuarial gain                                      2,402            (1,119)
          Benefits paid                                       1,236             1,230
        -------------------------------------------------------------------------------------------
          Benefit obligation at end of year                $(20,145)         $(21,434)
        -------------------------------------------------------------------------------------------
        Change in plan assets:
          Fair value of plan assets at beginning of year   $ 21,931          $ 19,431
          Actual return on plan assets                          745             3,672
          Employer contributions                                550                58
          Benefits paid                                      (1,236)           (1,230)
        -------------------------------------------------------------------------------------------
          Fair value of plan assets at end of year         $ 21,990          $ 21,931
        -------------------------------------------------------------------------------------------
          Plan assets in excess of projected
            benefit obligation                             $  1,845        $      497
          Unrecognized portion of net asset at transition    (1,085)           (1,194)
          Unrecognized net actuarial loss                    (3,459)           (2,247)
          Unrecognized prior service cost                     3,677             3,934
        -------------------------------------------------------------------------------------------
          Prepaid benefit cost                             $    978        $      990
        -------------------------------------------------------------------------------------------
        Weighted average assumptions as of December 31,
          Discount rate                                       7.75%             6.75%         7.00%
          Expected long-term return on plan assets            9.00%             9.00%         9.00%
          Rate of compensation increase                       4.00%             4.00%         4.00%
        -------------------------------------------------------------------------------------------

Stock Option Plans
The Company has two stock option plans (Plans). At December 31, 1999, there were 1,676,948 shares of the Company's common stock reserved for issuance under the Plans. Under the terms of the Plans, options were granted to key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted terminate eight or ten years from the date of the grant.

     At December 31, 1999, there were 859,057 additional shares available for grant under the Plans. The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $5.37, $6.77 and $5.14, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield of 3.72%, expected volatility of 29.05%, risk-free interest rates between 4.63% and 6.16%, and expected life 7 years; 1998 - expected dividend yield of 2.75%, expected volatility of 21.86%, risk-free interest rates of 5.49% and 5.62%, and expected life 7 years; 1997 - expected dividend yield of 2.60%, expected volatility of 22.56%, risk-free interest rates of 6.52% and 6.58%, and an expected life of 7 years.

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

                                                                   1999          1998          1997
        ----------------------------------------------------------------------------------------------
        Net income                         As reported          $18,370       $19,102       $14,749
                                             Pro forma           17,674        18,613        14,404

        Basic earnings per share           As reported          $  1.41       $  1.45       $  1.12
                                             Pro forma             1.36          1.41          1.09

        Diluted earnings per share         As reported          $  1.40       $  1.42       $  1.11
                                             Pro forma             1.34          1.38          1.08
        ----------------------------------------------------------------------------------------------

Pro forma net income reflects only options granted after January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 4 years and compensation cost for options granted prior to January 1, 1995 is not considered.

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

     The following is a summary of changes in options outstanding:

                                                             Number        Weighted Average of
                                                                 of          Exercise Price of
                                                            Options        Options Under Plans
        ---------------------------------------------------------------------------------------
        Balance, December 31, 1996                         680,706                      $ 9.31
        ---------------------------------------------------------------------------------------
        Granted                                            175,033                       11.67
        Exercised                                         (307,823)                       9.19
        Lapsed                                             (30,759)                      10.34
        ---------------------------------------------------------------------------------------
        Balance, December 31, 1997                         517,157                      $10.11
        ---------------------------------------------------------------------------------------
        Granted                                            179,634                       18.17
        Exercised                                          (23,691)                       8.07
        Lapsed                                              (3,336)                      11.37
        ---------------------------------------------------------------------------------------
        Balance, December 31, 1998                         669,764                      $12.34
        ---------------------------------------------------------------------------------------
        Granted                                            230,165                       20.47
        Exercised                                          (64,303)                       8.91
        Lapsed                                             (17,735)                      16.23
        ---------------------------------------------------------------------------------------
        BALANCE, DECEMBER 31, 1999                         817,891                      $14.81
        ---------------------------------------------------------------------------------------

The following table summarizes information concerning currently outstanding and exercisable options:

                                     Options Outstanding                        Options Exercisable
--------------------------------------------------------------------------------------------------------
                                          Weighted
                                           Average
                                         Remaining         Weighted                            Weighted
     Range of                          Contractual          Average                             Average
     Exercise              Number             Life         Exercise            Number          Exercise
     Prices           Outstanding       (in years)            Price       Exercisable             Price
--------------------------------------------------------------------------------------------------------
$5.01  - $10.50           263,201             5.15           $ 9.66           234,904            $  9.59
$10.51 - $16.00           155,832             7.08            11.64            93,499             11.64
$16.01 - $21.50           398,858             8.66            19.46            69,913             18.17
--------------------------------------------------------------------------------------------------------
$5.01  -  $21.50          817,891             7.23           $14.81           398,316            $11.58
--------------------------------------------------------------------------------------------------------

NOTE 17  PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
---------------------------------------------------------------------------------------
DECEMBER 31,                                                  1999             1998
---------------------------------------------------------------------------------------
(in thousands)
ASSETS
Cash and cash equivalents                                   $  1,750          $  1,875
Due from subsidiary bank                                         288                24
Securities available for sale                                  7,724             3,572
Loans                                                             18                18
Investment in subsidiary bank                                116,577           125,187
Other assets                                                     253                51
---------------------------------------------------------------------------------------
TOTAL ASSETS                                                $126,610          $130,727
---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Other liabilities                                           $     74          $     95
---------------------------------------------------------------------------------------
Total liabilities                                                 74                95
Stockholders' equity                                         126,536           130,632
---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $126,610          $130,727
---------------------------------------------------------------------------------------
CONDENSED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                                        1999              1998           1997
---------------------------------------------------------------------------------------------------------
(in thousands)
Dividends from subsidiary bank                               $12,500           $11,500         $  6,000
Interest and dividend income                                     353               345              322
Gain on sale of securities available for sale                  1,036                16                -
---------------------------------------------------------------------------------------------------------
                                                              13,889            11,861            6,322
Interest expense                                                   6                 -                -
Operating expense                                                888               257              299
---------------------------------------------------------------------------------------------------------
Income before income taxes and equity in
 undistributed income of subsidiary bank                      12,995            11,604            6,023
Income tax expense                                               223                61               26
Equity in undistributed income of subsidiary bank              5,598             7,559            8,752
---------------------------------------------------------------------------------------------------------
NET INCOME                                                   $18,370           $19,102          $14,749
---------------------------------------------------------------------------------------------------------

      CONDENSED STATEMENTS OF CASH FLOWS
      -------------------------------------------------------------------------------------------------------
      YEAR ENDED DECEMBER 31,                                             1999          1998           1997
      -------------------------------------------------------------------------------------------------------
      (in thousands)
      OPERATING ACTIVITIES:
      Net income                                                        $  18,370     $  19,102      $ 14,749
      Adjustments to reconcile net income to net cash
       provided by operating activities:
        Net accretion on securities                                            --            (4)           (4)
        Net realized gains on sale of securities available for sale        (1,036)          (16)           --
        (Decrease) in other assets                                            (21)           66           (83)
        Increase (decrease) in other liabilities                             (201)          (49)           (3)
        Undistributed net income of subsidiary bank                        (5,598)       (7,559)       (8,752)
        Other, net                                                            122           (87)          (18)
      -------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                            11,636        11,453         5,889
      -------------------------------------------------------------------------------------------------------
      INVESTING ACTIVITIES:
      Securities available for sale:
       Proceeds from sales of securities                                    2,301         3,416             -
       Purchases                                                           (5,717)       (2,965)       (3,384)
      -------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                (3,416)          451        (3,384)
      -------------------------------------------------------------------------------------------------------
      FINANCING ACTIVITIES:
      Treasury shares reissued                                              5,110         4,059         6,559
      Purchase of treasury stock                                           (4,643)       (9,094)       (2,568)
      Cash dividends and payment for fractional shares                     (8,548)       (7,722)       (5,563)
      -------------------------------------------------------------------------------------------------------
      Net cash used in financing activities                                (8,081)      (12,757)       (1,572)
      -------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents                    139          (853)          933
      Cash and cash equivalents at beginning of year                        1,899         2,752         1,819
      -------------------------------------------------------------------------------------------------------
      CASH AND CASH EQUIVALENTS AT END OF YEAR                          $   2,038     $   1,899      $  2,752
      -------------------------------------------------------------------------------------------------------

NOTE 18  FAIR VALUES OF FINANCIAL INSTRUMENTS

A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that imposes the obligation to deliver, receive, or exchange cash or other financial instruments between willing entities on potentially favorable or unfavorable terms. There are no off balance sheet derivative financial instruments at December 31, 1999 and 1998. The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

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

        Estimated fair values of financial instruments
        --------------------------------------------------------------------------------------------------------
        December 31,                                            1999                           1998
        --------------------------------------------------------------------------------------------------------
                                                      CARRYING          FAIR          Carrying          Fair
        (in thousands)                                  AMOUNT         VALUE            Amount         Value
        --------------------------------------------------------------------------------------------------------
        FINANCIAL ASSETS
        Cash and cash equivalents                    $   46,033     $   46,033       $   47,181      $   47,181
        Loans held for sale                               3,621          3,621            2,887           2,887
        Securities available for sale                   341,586        341,586          355,758         355,758
        Securities held to maturity                      42,446         42,446           35,095          35,095
        Loans                                           923,031        911,275          821,505         859,833
        Less allowance for loan losses                   13,855             --           12,962              --
        --------------------------------------------------------------------------------------------------------
          Net loans                                     909,176        911,275          808,543         859,833
        Accrued interest receivable                       7,004          7,004            6,431           6,431
        --------------------------------------------------------------------------------------------------------

        FINANCIAL LIABILITIES
        Deposits:
         Interest bearing:
           Savings, NOW and money market                392,193        392,193          391,614         391,614
           Certificates of deposit                      551,404        549,680          498,445         500,013
         Noninterest bearing                            164,476        164,476          154,146         154,146
        --------------------------------------------------------------------------------------------------------
           Total deposits                             1,108,073      1,106,349        1,044,205       1,045,773
        Short-term borrowings                           115,299        115,299           96,589          96,589
        Long-term debt                                   35,157         34,370           10,171          10,848
        Accrued interest payable                     $    4,004     $    4,004       $    2,731      $    2,731
        --------------------------------------------------------------------------------------------------------

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Part IV.

Item 14(b) -- Reports on FORM 8-K

During the quarter ended December 31, 1999, the Company filed the following Current Reports on Form 8-K:

(1) A report filed December 16, 1999 stating that NBT Bancorp Inc. and Pioneer American Holding Company Corp. announced that they had entered into an Agreement and Plan of Merger, dated as of December 7, 1999.

(2) A report filed December 22, 1999 announcing changes adopted by the Registrant's Board of Directors on November 22, 1999 to the NBT Bancorp Inc. Stockholders Rights Agreement.

                             DESCRIPTION OF EXHIBITS

Agreement  and Plan of  Merger by and  between  NBT  Bancorp  Inc.  and  Pioneer
  American Holding Company Corp., dated as of December 7, 1999
Certificate of  Incorporation  of NBT BANCORP INC., as amended through April 18,
  1998.
By-laws of NBT BANCORP INC., as amended and restated through November 22, 1999. NBT BANCORP INC. 401(k) and Employee Stock Ownership Plan made as of January 1,
  1997.
NBT BANCORP  INC.  Defined  Benefit  Pension  Plan  Amended  and  restated as of
  October 1, 1989, including Amendments adopted through August 31, 1998.
NBT BANCORP INC. 1993 Stock Option Plan as amendment through April 28, 1998. Change in control agreement with Daryl R. Forsythe.
Supplemental  Retirement  Agreement between NBT Bancorp Inc., NBT Bank, National
  Association and Daryl R. Forsythe made as of January 1, 1995.
Death  Benefits   Agreement  between  NBT  Bancorp  Inc.,  NBT  Bank,   National
  Association and Daryl R. Forsythe made August 22, 1995.
Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National  Association and Daryl R. Forsythe made as of August 1, 1995.
NBT  Bancorp  Inc.  and  Subsidiaries  Master  Deferred   Compensation  Plan  of
  Directors, adopted February 11, 1992.
Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National  Association and (Key Management Group) made as of January 2, 1997.
Restricted Stock Agreement between NBT Bank,  National  Association and Daryl R.
  Forsythe made January 1, 1997.
Restricted  Stock  Agreement  between  NBT  Bancorp  Inc.  and  (Director)  made
  January 1, 1998.
Restricted Stock Agreement between NBT Bank, National Association and (Director)
  made January 1, 1998.
Restricted  Stock  Agreement  between  NBT  Bancorp  Inc.  and  (Director)  made
  January 1, 1999.
Restricted Stock Agreement between NBT Bank, National Association and (Director)
  made January 1, 1999.
Restricted Stock Agreement  between NBT Bancorp Inc. and (Director) made January
  1, 2000.
Restricted Stock Agreement between NBT Bank, National Association and (Director)
  made January 1, 2000.
Supplemental  Retirement Income Plan between NBT Bank, National  Association and
  Certain  Management  and Highly  Compensated  Employees  made as of January 1,
  1996.
Form of Employment Agreement with John G. Martines
Form of Employment Agreement with John W. Reuther
A list of the subsidiaries of the registrant.
Consent of KPMG LLP.
Financial Data Schedule.

COPIES OF EXHIBITS ARE AVAILABLE UPON PAYMENT OF REPRODUCTION COSTS. SUBMIT YOUR WRITTEN REQUEST TO MICHAEL J. CHEWENS, EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND TREASURER OF NBT BANCORP INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of March, 2000.

                                NBT BANCORP INC.
                      -------------------------------------
                                  (Registrant)

                                       By:
                              /s/ DARYL R. FORSYTHE
                      -------------------------------------
                          Daryl R. Forsythe, President
                           and Chief Executive Officer

                             /s/ MICHAEL J. CHEWENS
                      -------------------------------------
                               Michael J. Chewens
                            Executive Vice President
                      Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

/s/ J. PETER CHAPLIN                                              March 10, 2000
----------------------------------                                --------------
J. Peter Chaplin, Director                                        DATE

/s/ DARYL R. FORSYTHE                                             March 10, 2000
----------------------------------                                --------------
Daryl R. Forsythe, Director                                       DATE

/s/ EVERETT A. GILMOUR                                            March 10, 2000
----------------------------------                                --------------
Everett A. Gilmour, Director                                      DATE

/s/ PETER B. GREGORY                                              March 10, 2000
----------------------------------                                --------------
Peter B. Gregory, Director                                        DATE

/s/ ANDREW S. KOWALCZYK, JR.                                      March 10, 2000
----------------------------------                                --------------
Andrew S. Kowalczyk, Jr., Director                                DATE

/s/ DAN B. MARSHMAN                                               March 10, 2000
----------------------------------                                --------------
Dan B. Marshman, Director                                         DATE

/s/ JOHN C. MITCHELL                                              March 10, 2000
----------------------------------                                --------------
John C. Mitchell, Director                                        DATE

/s/ WILLIAM L. OWENS                                              March 10, 2000
----------------------------------                                --------------
William L. Owens, Director                                        DATE

/s/ PAUL O. STILLMAN                                              March 10, 2000
----------------------------------                                --------------
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

FORM
10-K                                                                   Exhibit
Exhibit                                                                Cross
Number                                                                 Reference

2.1      Agreement  and Plan of Merger by and between NBT Bancorp Inc.         *
          and Pioneer  American  Holding  Company  Corp.,  dated as of
          December 7, 1999
         FORM S-4 Registration Statement,  file number 333-30988 filed
          February 23, 2000 -- Appendix A

3.1      Certificate of  Incorporation of NBT BANCORP INC., as amended         *
          through April 18, 1998.
         FORM 10-Q for the quarterly period ended March 31, 1998, filed May 15, 1998 -- Exhibit 10.3.

3.2      By-laws of NBT BANCORP INC., as amended and restated  through         *
          November 22, 1999.
         FORM S-4\A Registration Statement, file number 333-93197 filed January 11, 2000 -- Exhibit 3.

10.1     NBT BANCORP INC.  401(k) and Employee  Stock  Ownership  Plan         *
          made as of January 1, 1997.
         FORM  10-K  for the  year  ended  December  31,  1997,  filed
          March 16, 1998 -- Exhibit 10.1

10.2     NBT BANCORP  INC.  Defined  Benefit  Pension Plan Amended and         *
          restated as of October 1, 1989, including Amendments adopted through August 31, 1998.
         FORM  10-K  for the  year  ended  December  31,  1998,  filed
          March 16, 1999 -- Exhibit 10.2

10.3     NBT BANCORP INC.  1993 Stock  Option Plan as amended  through         *
          April 18, 1998.
         FORM 10-Q for the quarterly period ended March 31, 1998, filed May 15, 1998 -- Exhibit 10.4.

10.4     Change in control agreement with Daryl R. Forsythe.                   *
         FORM  10-K  for the  year  ended  December  31,  1994,  filed
          March 31, 1995 -- Exhibit 10.21.

10.5     Supplemental  Retirement  Agreement between NBT Bancorp Inc.,         *
          NBT Bank, National Association and Daryl R. Forsythe made as of January 1, 1995.
         FORM 10-Q for the quarterly period ended September 30, 1995, filed November 13, 1995 -- Exhibit 10.1.

10.6     Death Benefits  Agreement between NBT Bancorp Inc., NBT Bank,         *
          National  Association  and Daryl R. Forsythe made August 22,
          1995.
         FORM 10-Q for the quarterly period ended September 30, 1995, filed November 13, 1995 -- Exhibit 10.2.

10.7     Wage  Continuation  Plan between NBT Bancorp Inc.,  NBT Bank,         *
          National  Association  and  Daryl  R.  Forsythe  made  as of
          August 1, 1995.

         FORM 10-Q for the quarterly period ended September 30, 1995, filed November 13, 1995 -- Exhibit 10.4.

10.8     NBT   Bancorp   Inc.   and   Subsidiaries   Master   Deferred         *
          Compensation Plan of Directors, adopted February 11, 1992.
         FORM 10-Q for the quarterly period ended September 30, 1995, filed November 13, 1995 -- Exhibit 10.3.

FORM
10-K                                                                   Exhibit
Exhibit                                                                Cross
Number                                                                 Reference

10.9     Wage  Continuation  Plan between NBT Bancorp Inc.,  NBT Bank,         *
          National  Association and (Key Management  Group) made as of
          January 2, 1997.
         FORM  10-K  for the  year  ended  December  31,  1996,  filed
          March 14, 1997 -- Exhibit 10.40.
          Substantially identical contracts for the following have been omitted: John R. Bradley, Senior Vice President, Commercial Banking Division Head; Martin A. Dietrich, Senior
          Vice President,  Retail Division Head; Joe C. Minor,  Senior
          Vice President,  Chief Financial Officer and Treasurer;  and
          John D. Roberts, Senior Vice President, Trust Division Head.

10.10    Restricted  Stock  Agreement   between  NBT  Bank,   National         *
          Association and Daryl R. Forsythe made January 1, 1997.
         FORM  10-K  for the  year  ended  December  31,  1996,  filed
          March 14, 1997 -- Exhibit 10.55.

10.11    Restricted  Stock  Agreement  between  NBT Bancorp  Inc.  and         *
          (Director) made January 1, 1998.
         FORM 10-Q for the  quarterly  period  ended  March 31,  1998, filed May 15, 1998 -- Exhibit 10.1.
          Substantially   identical   contracts   for  the   following
          directors have been omitted: Andrew S. Kowalczyk,  Jr.; Paul
          O. Stillman; John C. Mitchell;  Everett A. Gilmour and Peter
          B. Gregory.

10.12    Restricted  Stock  Agreement   between  NBT  Bank,   National         *
          Association and (Director) made January 1, 1998.
         FORM 10-Q for the  quarterly  period  ended  March 31,  1998, filed May 15, 1998 -- Exhibit 10.2
          Substantially   identical   contracts   for  the   following
          directors  have been omitted:  Dan B.  Marshman;  Kenneth M.
          Axtell; J. Peter Chaplin; Andrew S. Kowalxzyk,  Jr.; Paul O.
          Stillman;  William  L.  Owens;  John C.  Mitchell;  Janet H.
          Ingraham; Everett A. Gilmour; Richard F. Monroe and Peter B.
          Gregory.

10.13    Restricted  Stock  Agreement  between  NBT Bancorp  Inc.  and         *
          (Director) made January 1, 1999.
         FORM  10-K  for the  year  ended  December  31,  1998,  filed
          March 16, 1999 -- Exhibit 10.16.
          Substantially   identical   contracts   for  the   following
          directors have been omitted: Andrew S. Kowalczyk,  Jr.; Paul
          O. Stillman; John C. Mitchell;  Everett A. Gilmour and Peter
          B. Gregory.

10.14    Restricted  Stock  Agreement   between  NBT  Bank,   National         *
          Association and (Director) made January 1, 1999.
         FORM  10-K  for the  year  ended  December  31,  1998,  filed
          March 16, 1999 -- Exhibit 10.17.
          Substantially   identical   contracts   for  the   following
          directors  have been omitted:  Dan B.  Marshman;  Kenneth M.
          Axtell; J. Peter Chaplin; Andrew S. Kowalxzyk,  Jr.; Paul O.
          Stillman;  William  L.  Owens;  John C.  Mitchell;  Janet H.
          Ingraham; Everett A. Gilmour; Richard F. Monroe and Peter B.
          Gregory.

FORM
10-K                                                                   Exhibit
Exhibit                                                                Cross
Number                                                                 Reference

10.15    Restricted  Stock  Agreement  between  NBT Bancorp  Inc.  and    Herein
          (Director) made January 1, 2000.
         Document is attached as exhibit 10.18
          Substantially   identical   contracts   for  the   following
          directors have been omitted: Andrew S. Kowalczyk,  Jr.; Paul
          O. Stillman; John C. Mitchell;  Everett A. Gilmour, Peter B.
          Gregory,  J. Peter  Chaplin,  Dan B. Marshman and William L.
          Owens.

10.16    Restricted  Stock  Agreement   between  NBT  Bank,   National    Herein
          Association and (Director) made January 1, 2000.
         Document is attached as exhibit 10.19
          Substantially   identical   contracts   for  the   following
          directors  have been omitted:  Dan B.  Marshman;  Kenneth M.
          Axtell; J. Peter Chaplin; Andrew S. Kowalxzyk,  Jr.; Paul O.
          Stillman;  William  L.  Owens;  John C.  Mitchell;  Janet H.
          Ingraham; Everett A. Gilmour; Richard F. Monroe and Peter B.
          Gregory.

10.17    Supplemental   Retirement   Income  Plan  between  NBT  Bank,         *
          National Association and Certain Management and Highly Compensated Employees made as of January 1, 1996.

         FORM 10-Q for the quarterly period ended June 30, 1997, filed
          August 13, 1997 - Exhibit 10.3.

10.18    Form of Employment Agreement with John G. Martines                    *
          Schedule 13D, filed August 18, 1999 - Exhibit 2.4

10.19    Form of Employment Agreement with John W. Reuther                     *
          Schedule 13D, filed December 16, 1999 - Exhibit 2.4

21       A list of the  subsidiaries  of the registrant is attached as    Herein
         Exhibit 21.

23       Consent of KPMG LLP.                                             Herein
          Document is attached as Exhibit 23.

27       Financial Data Schedule.                                         Herein
          Document is attached as Exhibit 27.