Form 10-Q
period 2000-03-31
NBT BANCORP INC
filed 2000-05-15
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the quarterly period ended March 31, 2000.
                                                         OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the transition period from ________ to ________.


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 2000, there were 18,101,302 shares outstanding of the Registrant's common stock, $0.01 par value. There were no shares of the Registrant's preferred stock, par value $0.01, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                                NBT BANCORP INC.
                     FORM 10-Q--Quarter Ended March 31, 2000


                                TABLE OF CONTENTS





PART I       FINANCIAL INFORMATION

Item 1       Interim Financial Statements (Unaudited)

             Consolidated Balance Sheets at March 31, 2000, December 31, 1999 (Audited), and March 31, 1999

             Consolidated Statements of Income for the three month periods ended March 31, 2000 and 1999

             Consolidated Statements of Stockholders' Equity for the three month periods ended March 31, 2000 and 1999

             Consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and 1999

             Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2000 and 1999

             Notes to Interim Consolidated Financial Statements at March 31,
             2000

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

SIGNATURES

INDEX TO EXHIBITS


NBT BANCORP INC. AND SUBSIDIARY                                       MARCH 31,       December 31,       March 31,
CONSOLIDATED BALANCE SHEETS                                             2000              1999             1999
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                      (UNAUDITED)                        (Unaudited)
ASSETS
Cash                                                                  $   60,823       $   64,431       $   60,234
Securities available for sale, at fair value                             497,528          500,423          491,502
Securities held to maturity (fair value - $75,808, $73,648
 and $70,094)                                                             78,772           76,706           70,386
Loans                                                                  1,295,651        1,222,654        1,081,971
 Less allowance for loan losses                                           17,543           16,654           15,608
-----------------------------------------------------------------------------------------------------------------------
  Net loans                                                            1,278,108        1,206,000        1,066,363
Premises and equipment, net                                               40,292           40,830           38,667
Other assets                                                              73,583           73,042           60,356
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $2,029,106       $1,961,432       $1,787,508
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                         $  210,579       $  223,143       $  189,659
 Savings, NOW, and money market                                          490,328          487,746          464,058
 Time                                                                    822,842          766,729          680,428
-----------------------------------------------------------------------------------------------------------------------
  Total deposits                                                       1,523,749        1,477,618        1,334,145
Short-term borrowings                                                    165,445          137,567          119,648
Long-term debt                                                           161,793          172,575          149,887
Other liabilities                                                         15,587           13,195           13,868
-----------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                    1,866,574        1,800,955        1,617,548
-----------------------------------------------------------------------------------------------------------------------


Stockholders' equity:
  Preferred stock, $0.01 par value at March 31, 2000, no par, stated value $1.00 at December 31, 1999 and
   March 31, 1999; shares authorized-2,500,000                                 -                -                -
  Common stock, $0.01 par value and 30,000,000 authorized
   at March 31, 2000, no par,  stated value $1.00 and  15,000,000 authorized at December  31, 1999 and March 31, 1999;
   issued  18,623,435,  18,616,992,  and
   17,963,950 at March 31, 2000,
   December 31, 1999 and March 31, 1999, respectively                        186           18,617           17,964
  Additional paid-in-capital                                             167,047          148,717          138,146
  Retained earnings                                                       24,225           23,060           26,296
  Accumulated other comprehensive (loss) income                          (17,615)         (18,252)             598
  Common stock in treasury at cost 522,567, 538,936,
   and 600,953 shares at March 31, 2000, December 31, 1999
   and March 31, 1999, respectively                                      (11,311)         (11,665)         (13,044)
-----------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                             162,532          160,477          169,960
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $2,029,106       $1,961,432       $1,787,508
-----------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.


NBT BANCORP INC. AND SUBSIDIARY                                                 Three months ended March 31,
CONSOLIDATED STATEMENTS OF INCOME                                           2000                              1999
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                                 (Unaudited)
Interest and fee income:
Loans                                                                  $27,189                            $22,679
Securities - available for sale                                          8,872                              7,625
Securities - held to maturity                                              993                                840
Other                                                                      402                                458
-----------------------------------------------------------------------------------------------------------------------
 Total interest and fee income                                          37,456                             31,602
-----------------------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                                13,446                             11,006
Short-term borrowings                                                    2,054                              1,139
Long-term debt                                                           2,346                              1,739
-----------------------------------------------------------------------------------------------------------------------
 Total interest expense                                                 17,846                             13,884
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                                     19,610                             17,718
Provision for loan losses                                                1,334                              1,120
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                     18,276                             16,598
-----------------------------------------------------------------------------------------------------------------------

Noninterest income:
Trust                                                                      860                                835
Service charges on deposit accounts                                      1,620                              1,408
Securities gains                                                             -                                668
Other                                                                    1,135                              1,365
-----------------------------------------------------------------------------------------------------------------------
 Total noninterest income                                                3,615                              4,276
-----------------------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                                           7,081                              5,970
Office supplies and postage                                                592                                637
Occupancy                                                                1,232                              1,024
Equipment                                                                1,137                                947
Professional fees and outside services                                     756                                697
Data processing and communications                                       1,132                                972
Amortization of intangible assets                                          312                                329
Merger and acquisition costs                                             1,122                                  -
Other operating                                                          1,619                              1,240
-----------------------------------------------------------------------------------------------------------------------
 Total noninterest expense                                              14,983                             11,816
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               6,908                              9,058
Income taxes                                                             2,667                              3,282
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $ 4,241                            $ 5,776
-----------------------------------------------------------------------------------------------------------------------

Earnings per share:
 Basic                                                                 $  0.24                            $  0.32
 Diluted                                                               $  0.23                            $  0.32
-----------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.


NBT BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
                                                   Additional                Accumulated
                                                   Paid-in-                  Other
                                     Common        Capital      Retained     Comprehensive     Treasury
                                      Stock        Surplus      Earning      (Loss)/Income     Stock        Total
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                        (Unaudited)

BALANCE AT DECEMBER 31, 1998        $17,946       $137,997      $23,132          $  3,062      $(12,962)    $169,175
Net income                                                        5,776                                        5,776
Cash dividends - $0.162 per share                                (2,596)                                      (2,596)
Payment in lieu of fractional shares                                (16)                                         (16)
Issuance of 18,164 shares to stock plan  18            172                                                       190
Purchase of 77,500 treasury shares                                                               (1,728)      (1,728)
Sale of 76,054 treasury shares to
  employee benefit plans and other
  stock plans                                          (23)                                       1,646        1,623
Unrealized loss on securities
  available for sale, net of
  reclassification adjustment,
  and deferred taxes of $1,615                                                     (2,464)                    (2,464)
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999           $17,964       $138,146      $26,296          $    598      $(13,044)    $169,960
-----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999        $18,617       $148,717      $23,060          $(18,252)     $(11,665)    $160,477
Net income                                                        4,241                                        4,241
Cash dividends - $0.170 per share                                (3,076)                                      (3,076)
Issuance of 6,468 shares to stock
  plan                                    6             63                                                        69
Sale of 4,937 treasury shares to
  employee benefit plans and other
  stock plans                                          (29)                                         107           78
Change $1.00 stated value per
  share to $0.01 par value per
  share                             (18,437)        18,437                                                         -
Stock option exercise                                 (141)                                         247          106
Unrealized loss on securities
  available for sale, net of
  reclassification adjustment,
  and deferred taxes of $458                                                          637                        637
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000           $   186       $167,047      $24,225          $(17,615)     $(11,311)    $162,532
-----------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.



NBT BANCORP INC. AND SUBSIDIARY                                              Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                           2000               1999
-----------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                        (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                   $  4,241         $   5,776
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses                                                      1,334             1,120
 Depreciation of premises and equipment                                         1,007             1,017
 Net accretion on securities                                                     (516)             (182)
 Amortization of intangible assets                                                312               329
 Proceeds from sale of loans held for sale                                      1,943             5,140
 Origination and purchases of loans held for sale                              (1,073)          (10,000)
 Net gains on sales of loans                                                      122               (69)
 Net gain on sale of other real estate owned                                      (28)             (188)
 Net realized gains on sales of securities                                          -              (668)
 Net (increase) decrease in other assets                                       (1,518)            1,876
 Net increase in other liabilities                                              2,392             1,096
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       8,216             5,247
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from maturities                                                       7,324            31,233
 Proceeds from sales                                                              200            99,510
 Purchases                                                                     (3,027)         (125,162)
Securities held to maturity:
 Proceeds from maturities                                                       6,885             4,961
 Purchases                                                                     (8,942)          (11,986)
Net increase in loans                                                         (74,339)          (27,070)
Purchase of premises and equipment, net                                          (469)           (1,928)
Proceeds from sales of other real estate owned                                    140               540
-----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (72,228)          (29,902)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                            46,131           (22,802)
Net increase in short-term borrowings                                          27,878            19,776
Proceeds from issuance of long-term debt                                        5,000            25,000
Repayments of long-term debt                                                  (15,782)             (743)
Proceeds from issuance of common stock to stock plan                               69               190
Exercise of stock options                                                         106                 -
Proceeds from issuance of treasury shares to
 employee benefit plans and other stock plans                                      78             1,623
Purchase of treasury stock                                                          -            (1,728)
Cash dividends and payment for fractional shares                               (3,076)           (2,612)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      60,404            18,704
-----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                      (3,608)           (5,951)
Cash and cash equivalents at beginning of period                               64,431            66,185
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 60,823          $ 60,234
-----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION:  Cash paid during the period for:
  Interest                                                                   $ 17,443          $ 14,186
  Income taxes                                                                    320               388
-----------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.


NBT BANCORP INC. AND SUBSIDIARY                                      Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                        2000                 1999
---------------------------------------------------------------------------------------------------
(in thousands)                                                              (Unaudited)

Net Income                                                          $ 4,241              $ 5,776
---------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax
     Unrealized holding gains (losses) arising during
         period [pre-tax amounts of $1,095 and $(3,411)]                637               (2,047)
     Less: Reclassification adjustment for net gains included
         in net income [pre-tax amounts of $- and $(668)]                 -                 (417)
---------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                                 637               (2,464)
---------------------------------------------------------------------------------------------------
Comprehensive income                                                $ 4,878              $ 3,312
---------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2000

BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its wholly-owned subsidiaries, NBT Bank, N.A. (NBT) and LA Bank, N.A. (LA). All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.
     The consolidated balance sheet at December 31, 1999 has been derived from the audited supplemental consolidated financial statements at that date, which appear in the Current Report on Form 8-K filed on March 31, 2000. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 1999 and the supplemental consolidated financial statements referred to above. The March 31, 1999 interim consolidated financial statements have been restated to give effect to the merger with Lake Ariel Bancorp, Inc., which closed on February 17, 2000 and was accounted for as a pooling-of-interests.

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


----------------------------------------------------------------------------------------------------
Three months ended March 31,                                           2000                 1999
----------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Basic EPS:
  Weighted average common shares outstanding                         18,028               17,860
  Net income available to common shareholders                      $  4,241             $  5,776
----------------------------------------------------------------------------------------------------
Basic EPS                                                          $   0.24             $   0.32
----------------------------------------------------------------------------------------------------

Diluted EPS:
  Weighted average common shares outstanding                         18,028               17,860
  Dilutive common stock options                                         106                  244
----------------------------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                                 18,134               18,104
  Net income available to common shareholders                      $  4,241             $  5,776
----------------------------------------------------------------------------------------------------
Diluted EPS                                                        $   0.23             $   0.32
----------------------------------------------------------------------------------------------------

MERGERS AND ACQUISITIONS
On February 17, 2000, the stockholders of NBT Bancorp Inc. and Lake Ariel Bancorp, Inc. (Lake Ariel) approved a merger whereby Lake Ariel was merged with and into NBT Bancorp Inc. with each issued and outstanding share of Lake Ariel exchanged for 0.9961 shares of NBT Bancorp Inc. common stock. The transaction resulted in the issuance of 5.0 million shares of NBT Bancorp Inc. common stock, bringing the Company's outstanding shares to 18.1 million after the merger. The merger results in NBT Bancorp Inc. being the surviving holding company for NBT Bank, N.A. and LA Bank, N.A., a former subsidiary of Lake Ariel. The merger is being accounted for as a pooling-of-interests and qualifies as a tax-free exchange for Lake Ariel shareholders.

     LA Bank, N.A. is a commercial bank headquartered in northeast Pennsylvania with twenty-two branch offices in five counties and approximately $587 million in assets at March 31, 2000. The combined company, NBT Bancorp Inc., has combined assets over $2.0 billion and fifty-eight branch locations.
On December 8, 1999, NBT Bancorp Inc. and Pioneer American Holding Company Corp., the parent company of Pioneer American Bank, N.A., announced they entered into a definitive agreement of merger. The merger is subject to the approval of each company's shareholders and of banking regulators. The merger is expected to close in the second quarter of 2000 and is intended to be accounted for as a pooling-of-interests and qualify as a tax-free exchange for Pioneer American shareholders. Shareholders of Pioneer American will receive a fixed ratio of
1.805 shares of NBT Bancorp Inc. common stock for each share exchanged. NBT Bancorp Inc. will issue approximately 5.2 million shares and share equivalents in exchange for all of the Pioneer American common stock and share equivalents outstanding.
     Pioneer American Bank, N.A. is a full service commercial bank with total assets of approximately $415 million at March 31, 2000 and eighteen branches in five counties in northeast Pennsylvania. Pioneer American Bank, N.A. will ultimately be merged together with LA Bank, N.A. to form the largest community bank headquartered in northeast Pennsylvania.
     On March 28, 2000, NBT Bancorp Inc. and M. Griffith, Inc. jointly announced that a definitive agreement has been signed for NBT Bancorp Inc. to acquire all of the stock of M. Griffith, Inc. M. Griffith, Inc. is a Utica, New York based securities firm offering investment, financial advisor and asset-management services, primarily in the Mohawk Valley region. M. Griffith, Inc., a full-service broker/dealer and a Registered Investment Advisor, will become a wholly-owned subsidiary of NBT Financial Services, Inc. NBT Financial Services, Inc. was created in September of 1999 to concentrate on expanding NBT Bancorp Inc.'s menu of financial services beyond traditional bank product offerings.
     On April 20, 2000, NBT Bancorp Inc. and BSB Bancorp, Inc., the parent company of BSB Bank and Trust Company, announced the signing of a definitive agreement to merge. The merger is subject to the approval of each company's shareholders and of banking regulators. The merger is expected to close in the fourth quarter of 2000 and is intended to be accounted for as a pooling-of-interests and qualify as a tax-free exchange for BSB Bancorp, Inc. shareholders. Shareholders of BSB Bancorp, Inc. will receive a fixed ratio of 2.0 shares of NBT Bancorp Inc. common stock for each share exchanged.
     BSB Bank and Trust Company is a full service commercial bank with total assets of approximately $2.2 billion at March 31, 2000 and twenty-two branches in six counties in central New York and the Southern Tier. As a result of the merger, NBT Bank, N.A. and BSB Bank and Trust Company will be combined to create one of the largest independent community banks in upstate New York. This strategic alliance will create a bank holding company with assets of $4.7 billion and proforma market capitalization of approximately $539 million. The holding company will adopt a new name before the merger occurs. The combined company will have three direct operating subsidiaries including two community banks and a financial services company.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives would be dependent on the use of the derivative and the type of risk being hedged. During the second quarter of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133". FASB No. 137 defers the effective date of FASB No. 133 by one year from fiscal quarters of fiscal years beginning after June 15, 1999 to fiscal quarters of fiscal years beginning after June 15, 2000. At the present time, the Company has not fully analyzed the effect or timing of the adoption of SFAS No. 133 on the Company's consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiaries, NBT Bank, N.A. (NBT) and LA Bank N.A. (LA) collectively referred to herein as the Company. This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this FORM 10-Q as well as to the Company's 1999 FORM 10-K for an understanding of the following discussion and analysis. In December 1999, the Company distributed a 5% stock dividend, the fortieth consecutive year a stock dividend has been declared. Throughout this discussion and analysis, amounts per common share and common shares outstanding have been adjusted retroactively for stock dividends and splits.
     On April 24, 2000, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.17 per share. The cash dividend will be paid on June 15, 2000 to stockholders of record as of June 1, 2000.

     Certain statements in this release and other public releases by the Company contain forward-looking information, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as "anticipate," "believe," "expect," "forecasts," "projects," or other similar terms. Actual results may differ materially from these statements since such statements involve risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) an increase in competitive pressures in the banking industry; (2) changes in the interest rate environment; (3) changes in the regulatory environment; (4) general economic environment conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality; and (5) changes may incur in business conditions and inflation.

YEAR 2000
Concerns over the arrival of the Year 2000 ("Y2K") and its impact on the embedded computer technologies used by financial institutions, among others, led bank regulatory authorities to require substantial advance testing and preparations by all banking organizations, including the Company. As of the date of this filing, the Company has experienced no material problems in connection with the arrival of Y2K, either in connection with the services and products it provides to its customers or in connection with the services and products it receives from third party vendors or suppliers. However, while no such occurrence has developed, Y2K issues may arise that may not become immediately apparent. Therefore, the Company will continue to monitor and work to remedy any issues that arise. Although the Company expects that its business will not be materially impacted, such future events cannot be known with certainty.

OVERVIEW
Net income of $4.2 million ($0.23 per diluted share) was recognized in the first quarter of 2000, down from first quarter 1999 net income of $5.8 million ($0.32 per diluted share). The decline in net income can be attributed to the $1.1 million in merger related expenses recognized during the first quarter of 2000. Also contributing to the decline in net income as compared to the first quarter of 1999 is the $0.7 million in securities gains recognized during the first quarter of 1999. After taking these items into consideration, the Company's core earnings remained at the strong level experienced in the first quarter of 1999.
     Table 1 depicts several measurements of performance on an annualized basis. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios declined for the quarter compared to the same period a year previous.
     Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the cost of funding. Interest income for tax-exempt securities and loans is adjusted to a taxable equivalent basis using the statutory Federal income tax rate of 35%.


TABLE 1
PERFORMANCE MEASUREMENTS
-----------------------------------------------------------------------------------------
                                                            FIRST                First
                                                          QUARTER              Quarter
                                                             2000                 1999
-----------------------------------------------------------------------------------------
Return on average assets                                    0.86%                1.35%
Return on average equity                                   10.59%               13.84%
Net interest margin (FTE)                                   4.32%                4.52%
-----------------------------------------------------------------------------------------

NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest-bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the major determining factors in a financial institution's performance as it is the principal source of earnings. Table 2 represents an analysis of net interest income on a federal taxable equivalent basis.
     Federal taxable equivalent (FTE) net interest income increased $2.1 million during the first quarter of 2000 compared to the same period of 1999. This increase can be attributed to a $258.4 million increase in average earning assets, primarily the result of continued loan growth.
     Total FTE interest income increased $6.1 million compared to first quarter 1999, a result of the previously mentioned increase in average earning assets as well as a 15 basis point increase in the yield earned on those earning assets. The increase in the yield on earning assets can be primarily attributed to a 16 basis point increase in the yield on the securities available for sale portfolio. During the same time period, total interest expense increased $4.0 million, primarily the result of a $229.4 million increase in average interest bearing liabilities between reporting periods. Also contributing to the increased interest expense was a 38 basis point increase in the cost of interest bearing liabilities, the result of the rising interest rate environment during late 1999 and the first quarter of 2000. Driving this increase in the cost of funds was a 35 basis point increase in the cost of time deposits and an 86 basis point increase in the cost of short-term borrowings. This increase in the cost of funds resulted in a 23 basis point decline in the interest rate spread, as the Company's liabilities repriced faster than the earning assets during the rising rate environment.
     Another important performance measurement of net interest income is the net interest margin. This is computed by dividing annualized FTE net interest income by average earning assets for the period. Net interest margin decreased to 4.32% for first quarter 2000, down from 4.52% for the comparable period in 1999. The decrease in the net interest margin can be attributed to the previously mentioned decrease in the interest rate spread as the interest bearing liabilities repriced faster than the earning assets during the recent rising interest rate environment.


TABLE 2
COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME
                 Three months ended March 31,
 ANNUALIZED
 YIELD/RATE                                             AMOUNTS                  VARIANCE
 2000    1999  (dollars in thousands)                 2000      1999     TOTAL     VOLUME       RATE
 ----    ----                                         ----      ----     -----     ------       ----
5.12%   4.07%  Interest bearing deposits           $     6   $     4   $     2     $    -    $     2
5.48%   4.62%  Federal funds sold                       42       131       (89)      (119)        30
6.61%   6.77%  Other                                   354       322        32         40         (8)
6.88%   6.72%  Securities available for sale         9,043     7,734     1,309      1,111        198
               Securities held to maturity:
6.13%   6.12%   Taxable                                357       371       (14)       (14)         -
7.11%   6.60%   Tax exempt                             977       722       255        193         62
8.75%   8.68%  LOANS                                27,387    22,791     4,596      4,506         90
               -------------------------------------------------------------------------------------
8.12%   7.97%  Total interest income                38,166    32,075     6,091      5,717        374

3.23%   2.85%  Money market deposit accounts           903       793       110          -        110
1.38%   1.47%  NOW deposit accounts                    562       581       (19)         -        (19)
2.97%   2.99%  Savings deposits                      1,561     1,477        84         38         46
5.27%   4.92%  Time deposits                        10,420     8,155     2,265        178      2,087
5.58%   4.72%  Short-term borrowings                 2,054     1,139       915        884         31
5.62%   5.56%  LONG-TERM DEBT                        2,346     1,739       607        605          2
               ------------------------------------------------------------------------------------
4.49%   4.11%  TOTAL INTEREST EXPENSE               17,846    13,884     3,962      1,705      2,257
               -------------------------------------------------------------------------------------
               Net interest income                 $20,320   $18,191   $ 2,129     $4,012   $( 1,883)
               ======================================================================================
3.63%   3.86%  Interest rate spread
4.32%   4.52%  Net interest margin
               FTE adjustment                      $   710   $   473
               ==============                      =======   =======

For purposes of the above yield computations, nonaccrual loans are included in the average loan balances outstanding and average securities are at amortized cost. Average balances used to calculate the yields are daily averages.


PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a valuation allowance established to provide for the inherent risk of loss in the Company's loan portfolio. The allowance is maintained at a level considered adequate to provide for loan loss exposure based on management's estimate of probable losses in the portfolio considering an evaluation of risk, economic factors, and past loss experience. Management determines the provision and allowance for loan losses based on a number of factors including a comprehensive loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify problem loans, credit concentration, and other risk factors such as economic conditions and trends. The allowance for loan losses to outstanding loans at March 31, 2000 was 1.35%, compared to 1.44% at March 31, 1999. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.
     Table 3 reflects changes to the allowance for loan losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs for the first quarter of 2000 were $0.4 million, or 0.14% of average loans, compared to $0.8 million, or 0.32% of average loans for the same period of 1999.


TABLE 3
ALLOWANCE FOR LOAN LOSSES
-------------------------------------------------------------------------------------------------------------
                                                                 Three months ended March 31,
(dollars in thousands)                                    2000                                 1999
-------------------------------------------------------------------------------------------------------------
Balance, beginning of period                           $16,654                              $15,322
Recoveries                                                 248                                  221
Charge-offs                                               (693)                              (1,055)
-------------------------------------------------------------------------------------------------------------
Net (charge-offs)                                         (445)                                (834)
Provision for loan losses                                1,334                                1,120
-------------------------------------------------------------------------------------------------------------
Balance, end of period                                 $17,543                              $15,608
-------------------------------------------------------------------------------------------------------------

COMPOSITION OF NET CHARGE-OFFS
Commercial and agricultural                            $   (97)     22%                     $  (376)    45%
Real estate mortgage                                       (86)     18%                         (28)     3%
Consumer                                                  (262)     60%                        (430)    52%
-------------------------------------------------------------------------------------------------------------
Net charge-offs                                        $  (445)    100%                     $  (834)   100%
-------------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average loans                       0.14%                               0.32%
-------------------------------------------------------------------------------------------------------------

Net charge-offs to average loans for the year ended
 December 31, 1999                                                                                    0.33%
-------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Table 4 below presents noninterest income for the first quarter of 2000 and 1999. Total noninterest income for the first quarter of 2000, excluding security gains, was stable when compared to first quarter 1999. Service charges on deposit accounts increased $0.2 million in the first quarter of 2000 compared to the same period of 1999. This improvement can be attributed to an increase in service fee and overdraft income resulting from growth in demand deposit accounts. Other income decreased $0.2 million in the first quarter of 2000 compared to the same period of 1999. This decrease can be attributed to a mark to market adjustment as a result of a decline in the market value of the Company's mortgage loans held for sale portfolio.
     Security gains decreased $0.7 million for the first quarter 2000 as compared to first quarter 1999.


TABLE 4
NONINTEREST INCOME
---------------------------------------------------------------------------------------------------------------
                                                               FIRST                First
                                                             QUARTER              Quarter
(dollars in thousands)                                          2000                 1999
---------------------------------------------------------------------------------------------------------------
Trust income                                                  $  860               $  835
Service charges on deposit accounts                            1,620                1,408
Securities gains                                                   -                  668
Other income                                                   1,135                1,365
---------------------------------------------------------------------------------------------------------------
  Total noninterest income                                    $3,615               $4,276
---------------------------------------------------------------------------------------------------------------

NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Table 5 presents components of noninterest expense as well as selected operating efficiency ratios. Total noninterest expense increased $3.2 million between the quarter ended March 31, 2000 and the same period for 1999. Contributing to this increase in the first quarter of 2000 was $1.1 million in merger and acquisition related expenses associated with the previously mentioned mergers. It is anticipated that the Company will incur approximately $11.2 million in additional merger and acquisition expenses related to the Lake Ariel and Pioneer American mergers during 2000. In addition, during 2000 and 2001 the Company anticipates incurring approximately $16.5 million of pre-tax merger and acquisition expenses related to the BSB Bancorp, Inc. merger.
     Salaries and employee benefits for the first quarter of 2000 increased $1.1 million compared to the same period of 1999, primarily the result of increased salaries and performance based incentives.
     Occupancy expense for the first quarter of 2000 experienced a $0.2 million increase compared to the same period in 1999. This increase can be attributed to an increase in security expense from a third party contract to enhance the maintenance of the Company's security equipment. Also contributing to the increase in occupancy expense was an increase in rental expense associated with the addition of branch and ATM locations through out our market areas.
     Equipment expense for the quarter ended March 31, 2000 experienced a $0.2 million increase compared to the same period in 1999, primarily attributable to increased equipment depreciation and maintenance.
     Other operating expense for the first quarter of 2000 experienced a $0.4 million increase compared to the first quarter of 1999. Included in the first quarter 1999 other operating expense was a nonrecurring gain of $0.2 million on the sale of other real estate owned.
     One important operating efficiency measure that the Company closely monitors is the efficiency ratio. The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by net interest income plus noninterest income (excluding net security gains and losses and nonrecurring income). The efficiency ratio increased to 57.24% in the first quarter of 2000 from 55.16% in the same period of 1999. This increase was a result of the increase in noninterest expense between reporting periods.


TABLE 5
NONINTEREST EXPENSE AND PRODUCTIVITY MEASUREMENTS
---------------------------------------------------------------------------------------------
                                                             FIRST                First
                                                           QUARTER              Quarter
(dollars in thousands)                                        2000                 1999
---------------------------------------------------------------------------------------------
Salaries and employee benefits                               7,081                5,970
Office supplies and postage                                    592                  637
Occupancy                                                    1,232                1,024
Equipment                                                    1,137                  947
Professional fees and outside services                         756                  697
Data processing and communications                           1,132                  972
Amortization of intangible assets                              312                  329
Merger and acquisition costs                                 1,122                    -
Other operating                                              1,619                1,240
---------------------------------------------------------------------------------------------
  Total noninterest expense                                $14,983              $11,816
---------------------------------------------------------------------------------------------
Efficiency ratio                                             57.24%               55.16%
Average full-time equivalent
 employees                                                     656                  661
Average assets per average
 full-time  equivalent employee
 (millions)                                                $   3.0              $   2.6
---------------------------------------------------------------------------------------------

INCOME TAXES
Income tax expense was $2.7 million for the first quarter of 2000 compared to $3.3 million for the first quarter of 1999. The decrease in income taxes during the first quarter of 2000 can be attributed to the decreased income before income taxes between reporting periods. The effective tax rate was 38.6% for the first quarter of 2000 and 36.2% for the same period of 1999. The increase in the effective tax rate can be attributed to non-deductible merger and acquisition costs.

BALANCE SHEET
The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.


TABLE 6
AVERAGE BALANCES
----------------------------------------------------------------------------------------------------
                                                                  Three months ended
                                                                      March 31,
(dollars in thousands)                                    2000                               1999
----------------------------------------------------------------------------------------------------
Cash and cash equivalents                           $   53,078                         $   55,533
Securities available for sale, at fair value           496,279                            471,104
Securities held to maturity                             78,691                             68,977
Loans                                                1,258,144                          1,065,313
Deposits                                             1,493,278                          1,334,062
Short-term borrowings                                  148,120                             97,876
Long-term debt                                         168,004                            126,812
Stockholders' equity                                   161,042                            169,273
Assets                                               1,983,649                          1,741,376
Earning assets                                       1,890,843                          1,632,450
Interest bearing liabilities                        $1,599,924                         $1,370,544
----------------------------------------------------------------------------------------------------

SECURITIES
Average total securities were $34.9 million greater for the first quarter of 2000 than for the same period of 1999. The majority of this increase was in the available for sale portfolio. During the first quarter of 2000, the securities portfolio represented 32.1% of average earning assets compared to 32.8% for the first quarter of 1999. At March 31, 2000, the securities portfolio was comprised of 86% available for sale and 14% held to maturity securities.

LOANS
The Company has continued to experience strong growth in the loan portfolio. Average loan volume for the first quarter of 2000 was $192.8 million, or 18.1% greater than the first quarter 1999 average. This growth has been present in all loan categories, with increases in the average commercial, consumer and mortgage portfolios of $125.1 million, $53.5 million and $14.2 million, respectively.
     The Company has continued to experience an increase in the demand for commercial loans, primarily in the business and real estate categories. The Company does not engage in highly leveraged transactions or foreign lending activities.

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming  assets  consist of  nonaccrual  loans and other real estate owned
(OREO). Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair market value, less any estimated disposal costs.
     Total nonperforming assets were $8.5 million at March 31, 2000 compared to $7.9 million at March 31, 1999. An increase of $2.0 million in nonaccrual commercial and agricultural loans was partially offset by a decrease in other real estate owned of $1.1 million. A significant portion of the increase in nonaccrual commercial loans can be attributed to two customers. Total assets containing risk elements were $9.2 million, or 0.45% of assets at March 31, 2000 compared to $8.8 million, or 0.49% of assets at March 31, 1999. The reduction in assets containing risk elements to assets indicates an improvement in asset quality.
     At March 31, 2000, the recorded investment in impaired loans was $6.4 million. Included in this amount is $3.2 million of impaired loans for which the specifically allocated allowance for loan loss is $1.0 million. In addition, included in impaired loans is $3.1 million of impaired loans that, as a result of the adequacy of collateral values and cash flow analysis, do not have a specific reserve. At December 31, 1999, the recorded investment in impaired loans was $4.7 million, of which $0.9 million had a specific allowance allocation of $0.5 million and $3.8 million for which there was no specific reserve. At March 31, 1999, the recorded investment in impaired loans was $4.4 million, of which $1.5 million had a specific allowance allocation of $0.5 million and $2.8 million of which there was no specific reserve. The Company classifies all commercial and small business nonaccrual loans as impaired loans.

TABLE 7
NONPERFORMING ASSETS AND RISK ELEMENTS
--------------------------------------------------------------------------------------------------------------
                                                                  MARCH 31,                     March 31,
(dollars in thousands)                                               2000                          1999
--------------------------------------------------------------------------------------------------------------
Commercial and agricultural                                  $6,363        82%              $4,385      73%
Real estate mortgage                                            531         7%                 691      11%
Consumer                                                        846        11%                 953      16%
--------------------------------------------------------------------------------------------------------------
  Total nonaccrual loans                                      7,740       100%               6,029     100%
--------------------------------------------------------------------------------------------------------------
Other real estate owned                                         789                          1,896
--------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                                  8,529                          7,925
--------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Commercial and agricultural                                     64        10%                  21       3%
 Real estate mortgage                                           423        67%                 515      61%
 Consumer                                                       143        23%                 299      36%
--------------------------------------------------------------------------------------------------------------
  Total                                                         630       100%                 835     100%
--------------------------------------------------------------------------------------------------------------
  Total assets containing risk elements                      $9,159                         $8,760
--------------------------------------------------------------------------------------------------------------
Total nonperforming loans to loans                                       0.60%                        0.56%
Total loans containing risk elements to loans                            0.65%                        0.63%
Total nonperforming assets to assets                                     0.42%                        0.44%
Total assets containing risk elements to assets                          0.45%                        0.49%
--------------------------------------------------------------------------------------------------------------

DEPOSITS
Customer deposits represent the greatest source of funding assets. Average total deposits for the quarter ended March 31, 2000 were $1.5 billion compared to $1.3 billion at March 31, 1999. This growth has been present in all deposit categories, with increases in the average demand, savings and time deposits of $21.3 million, $14.4 million and $123.6 million, respectively. As previously mentioned, the increase in demand deposits has led to an increase in service charge fee income.

BORROWED FUNDS
The Company's borrowed funds consist of short-term borrowings and long-term debt. Average short-term borrowings for the first quarter of 2000 were $148.1 million compared to $97.9 million for the same period of 1999. Average long-term debt for the first quarter of 2000 was $168.0 million compared to $126.8 million for the same period of 1999. The increase in borrowed funds between reporting periods can be attributed to the need for funding the strong loan growth.

CAPITAL AND DIVIDENDS
Stockholders' equity of $162.5 million represents 8.0% of total assets at March 31, 2000, compared with $170.0 million, or 9.5% a year previous, and $160.5 million, or 8.2% at December 31, 1999.
     In December 1999, the Company distributed a 5% stock dividend, the fortieth consecutive year a stock dividend has been declared. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.
     Capital is an important factor in ensuring the safety of depositors' accounts. During both 1999 and 1998, the Company earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality and security portfolio strength.
     As the capital ratios in Table 8 indicate, the Company remains well capitalized. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.


TABLE 8
CAPITAL MEASUREMENTS
-------------------------------------------------------------------------------------------------------------
                                                          FIRST                 First
                                                        QUARTER               Quarter
                                                           2000                  1999
-------------------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                     8.61%                 9.24%
Tier 1 capital ratio                                     12.93%                14.73%
Total risk-based capital ratio                           14.08%                15.90%
Cash dividends as a percentage
 of net income                                           72.53%                44.94%
Per common share:
 Book value                                            $  8.98               $  9.45
 Tangible book value                                   $  8.53               $  8.92
-------------------------------------------------------------------------------------------------------------

The accompanying Table 9 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. At March 31, 2000, total market capitalization of the Company's common stock was approximately $262 million compared with $358 million at March 31, 1999. The Company's price to book value ratio was 1.61 at March 31, 2000 and 2.10 a year ago. The Company's price was 16 times annualized earnings at March 31, 2000, compared to 15 times a year previous.

TABLE 9
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION*
----------------------------------------------------------------------------------------------------------
                                                                                  Cash
                                                                             Dividends
Quarter Ending               High              Low             Close          Declared
----------------------------------------------------------------------------------------------------------
1999
----------------------------------------------------------------------------------------------------------
March 31                   $23.33           $19.89            $19.89            $0.162
June 30                     21.19            19.05             19.52             0.162
September 30                20.90            16.43             16.49             0.162
December 31                 17.98            14.63             15.50             0.170
----------------------------------------------------------------------------------------------------------
2000
----------------------------------------------------------------------------------------------------------
MARCH 31                   $16.50           $11.38            $14.50            $0.170
----------------------------------------------------------------------------------------------------------

[FN]
*historical NBT Bancorp Inc. only


LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset/Liability Management Committee (ALCO) is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Interest rate sensitivity management seeks to avoid widely fluctuating net interest margins and to ensure consistent net interest income through periods of changing economic conditions.
     The Company's primary measure of liquidity is called the basic surplus, which compares the adequacy of cash sources to the amounts of volatile funding sources. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources. Accordingly, the Company has established borrowing agreements with other banks (Federal Funds), the Federal Home Loan Bank (short and long-term borrowings which are denoted as advances), and repurchase agreements with investment companies. The Asset/Liability Management Committee has determined that liquidity is adequate to meet the cash flow requirements of the Company.
     Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. Through analysis of the interest sensitivity gap, the Company attempts to position its assets and liabilities to maximize net interest income in several different interest rate scenarios.
     While the static gap evaluation of interest rate sensitivity is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. Once the Company determines the extent of gap sensitivity, the next step is to quantify the potential impact of the interest sensitivity on net interest income. The Company measures interest rate risk based on the potential change in net interest income under various rate environments. The Company utilizes an interest rate risk model that simulates net interest income under various interest rate environments. The model groups assets and liabilities into components with similar interest rate repricing characteristics and applies certain assumptions to these products. These assumptions include, but are not limited to prepayment estimates under different rate environments, potential call options of the investment portfolio and forecasted volumes of the various balance sheet items. The following table presents the impact on net interest income of a gradual twelve-month increase or decrease in interest rates compared to a stable interest rate environment. The simulation projects net interest income over the next year using the March 31, 2000 balance sheet position.

TABLE 10
INTEREST RATE SENSITIVITY ANALYSIS
--------------------------------------------------------------------------------
Change in interest rates                    Percent change in
(in basis points)                         net interest income
--------------------------------------------------------------------------------
+200                                                  (3.12%)
+100                                                  (1.80%)
-100                                                   0.97%
-200                                                   1.13%
--------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Company.

Item  2 -- Changes in Securities

Following are listed changes in the Company's Common Stock outstanding during the quarter ended March 31, 2000 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future. There was no Preferred Stock outstanding during the quarter ended March 31, 2000.

     At a Special Meeting of Stockholders held on February 17, 2000, the stockholders of NBT Bancorp Inc. approved two amendments to the Company's Certificate of Incorporation. The first amendment changed the Company's common and preferred stock from no par value, $1.00 stated value per share to shares having a par value of $.01 per share. The second amendment increased the number of authorized shares of NBT Bancorp Inc. common stock from 15 million to 30 million.

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Company's senior securities during the quarter ended March 31, 2000.

Item  4 -- Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Stockholders on February 17, 2000. Stockholders approved the following proposals:

a. Proposal to approve the amendment to Article Fourth of NBT's Certificate of Incorporation to change NBT's authorized common stock and preferred stock from no par value, stated value $1.00 per share to a par value of $.01 per share.

     The proposal was approved, with 10,177,577 votes FOR, 489,762 votes AGAINST, and 363,007 votes ABSTAINING.


b. Proposal to approve the amendment to Article Fourth of NBT's Certificate of Incorporation to increase the number of authorized shares of common stock from 15 million to 30 million.

     The proposal was approved, with 10,255,583 votes FOR, 556,831 votes AGAINST, and 217,895 votes ABSTAINING.


c. To approve a proposal to ratify a change to Article III, Section 2 of the NBT Bancorp Inc. Bylaws, relating to the number, classification and qualification of directors, previously approved by the NBT Bancorp Inc. Board of Directors.

     The proposal was approved, with 9,087,635 votes FOR, 929,423 votes AGAINST, and 242,839 votes ABSTAINING.


d. To approve the Agreement and Plan of Merger, dated as of August 16, 1999, and amended as of December 13, 1999 and further amended as of December 27, 1999, by and between NBT Bancorp Inc. and Lake Ariel Bancorp, Inc. which, among other things, Lake Ariel will merge with and into NBT Bancorp Inc., with NBT Bancorp Inc. being the surviving corporation and NBT Bancorp Inc. will issue approximately 4.8 million shares of common stock to the Lake Ariel stockholders upon completion of the merger.

     The proposal was approved, with 9,588,479 votes FOR, 518,735 votes AGAINST, and 152,681 votes ABSTAINING.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

(a)  An index to exhibits follows the signature page of this FORM 10-Q.

(b) During the first quarter ended March 31, 2000, the Company filed the following Current Reports on Form 8-K:

         Current report on Form 8K filed with the Securities and Exchange Commission on February 22, 2000
         Current report on Form 8K filed with the Securities and Exchange Commission on March 3, 2000
         Current report on Form 8K filed with the Securities and Exchange Commission on March 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 15th day of May, 2000.




                                NBT BANCORP INC.



                           By: /S/ MICHAEL J. CHEWENS
                         -------------------------------
                             Michael J. Chewens, CPA
                            Executive Vice President
                      Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS

The following documents are attached as Exhibits to this FORM 10-Q or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page number or exhibit cross-reference to the prior filings of the Registrant with the Commission.

FORM 10-Q
Exhibit                                                                                         Exhibit
NUMBER                                                                                          CROSS-REFERENCE
------                                                                                          ---------------
3.1      Certificate of Incorporation of NBT Bancorp Inc., as amended
         through February 17, 2000                                                              Herein

10.1     NBT Bancorp Inc. 1993 Stock Option Plan as amended through
         January 24, 2000                                                                       Herein

10.2     Form of Employment Agreement between NBT Bancorp Inc. and
         Daryl R. Forsythe made as of January 1, 2000                                           Herein

10.3     Supplemental Retirement Agreement between NBT Bancorp Inc., NBT
         Bank, National Association and Daryl R. Forsythe made as of January 1,
         1995 and as revised on April 28, 1998, and on January 1, 2000                          Herein

10.4     Form of Employment Agreement between NBT Bancorp Inc. and
         Martin A. Dietrich made as of January 1, 2000                                          Herein

10.5     Supplemental Retirement Agreement between NBT Bancorp Inc., NBT
         Bank, National Association and Martin A. Dietrich made as of
         January 1, 2000                                                                        Herein

10.6     Form of Employment Agreement between NBT Bancorp Inc. and
         Joe C. Minor made as of January 1, 2000                                                Herein

10.7     Supplemental Retirement Agreement between NBT Bancorp Inc., NBT
         Bank, National Association and Joe C. Minor made as of
         January 1, 2000                                                                        Herein

10.8     Form of Employment Agreement between NBT Bancorp Inc. and
         John G. Martines made as of February 17, 2000                                          Herein

10.9     Form of Change-In-Control Agreement between NBT Bancorp Inc.
         and the following officers of NBT Bancorp Inc. or one or more of its subsidiaries: John R. Bradley, Michael J. Chewens, Rita K. DeMarko,
         Martin A. Dietrich, Joseph J. Earyes, Daryl R. Forsythe, John G. Martines,
         Joe C. Minor, Jane Neal, David E. Raven, Kenneth C. Reilly, and
         John D. Roberts                                                                        Herein

10.10    NBT Bancorp Inc. 2000 Executive Incentive Compensation Plan                            Herein

27.1     Financial Data Schedule for period ending March 31, 2000                               Herein

27.2     Financial Data Schedule for period ending March 31, 1999                               Herein