Form 10-Q
period 2000-06-30
NBT BANCORP INC
filed 2000-08-14
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


(Mark One)
X QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
   ACT OF 1934
For the quarterly period ended June 30, 2000.
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the transition period from ________ to ________.


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

       Registrant's Telephone Number, Including Area Code: (607)-337-2265

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As  of  July  31,  2000,  there  were  23,691,749  shares   outstanding  of  the
Registrant's common stock, $0.01 par value. There were no shares of the Registrant's preferred stock, par value $0.01, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                                NBT BANCORP INC.
                    FORM 10-Q -- Quarter Ended June 30, 2000

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

Item 1       Interim Financial Statements (Unaudited)

             Consolidated Balance Sheets at June 30, 2000, December 31, 1999 (Audited), and June 30, 1999

             Consolidated Statements of Income for the three month and six month periods ended June 30, 2000 and 1999

             Consolidated Statements of Stockholders' Equity for the six month periods ended June 30, 2000 and 1999

             Consolidated Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999

             Consolidated Statements of Comprehensive Income for the three month and six month periods ended June 30, 2000 and 1999

             Notes to Interim Consolidated Financial Statements

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

SIGNATURES

INDEX TO EXHIBITS


NBT BANCORP INC. AND SUBSIDIARIES                                       JUNE 30,      December 31,       June 30,
CONSOLIDATED BALANCE SHEETS                                               2000            1999             1999
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                      (UNAUDITED)                        (Unaudited)

ASSETS
Cash and cash equivalents                                             $   68,773       $   64,431       $   65,356
Securities available for sale, at fair value                             489,572          500,423          492,339
Securities held to maturity (fair value-$68,011,
 $73,648 and $69,407)                                                     70,620           76,706           71,465
Loans                                                                  1,373,114        1,222,654        1,125,581
Less allowance for loan losses                                          (18,796)          (16,654)         (15,711)
------------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                           1,354,318        1,206,000        1,109,870
Premises and equipment, net                                               39,823           40,830           38,522
Other assets                                                              78,215           73,042           66,112
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $2,101,321       $1,961,432       $1,843,664
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                         $  222,264       $  223,143       $  202,585
 Savings, NOW, and money market                                          520,774          487,746          478,773
------------------------------------------------------------------------------------------------------------------------------------
 Time                                                                    852,935          766,729          660,003
   Total deposits                                                      1,595,973        1,477,618        1,341,361
Short-term borrowings                                                    160,554          137,567          179,548
Long-term debt                                                           160,983          172,575          149,132
Other liabilities                                                         16,140           13,195           10,788
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                   1,933,650        1,800,955        1,680,829
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $0.01 par value at June 30, 2000, no par, stated value $1.00 at December 31, 1999 and
    June 30, 2000; shares authorized - 2,500,000                               -                -                -
   Common stock, $0.01 par value and 30,000,000 authorized
    at June 30, 2000, no par,  stated value $1.00 and  15,000,000 authorized at December  31, 1999 and June 30, 1999;
    issued  19,044,424,  18,616,992,  and
    17,976,269 at June 30, 2000,
    December 31, 1999 and June 30, 1999, respectively                        190           18,617           17,976
   Additional paid-in-capital                                            171,810          148,717          138,068
   Retained earnings                                                      24,139           23,060           29,441
   Accumulated other comprehensive loss                                  (17,167)         (18,252)          (8,853)
   Common stock in treasury at cost, 522,133, 538,936,
    and 635,642 shares at June 30, 2000, December 31, 1999
    and June 30, 1999, respectively                                      (11,301)         (11,665)         (13,797)
------------------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                            167,671          160,477          162,835
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $2,101,321       $1,961,432       $1,843,664
------------------------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.


                                                           Three months ended                 Six months ended
NBT BANCORP INC. AND SUBSIDIARIES                               June 30,                          June 30,
CONSOLIDATED STATEMENTS OF INCOME                        2000             1999             2000              1999
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                          (Unaudited)

Interest and dividend income:
Loans                                                 $29,309          $23,406           $56,498          $46,085
Securities - available for sale                         8,686            8,174            17,558           15,799
Securities - held to maturity                             976              902             1,969            1,742
Other                                                     481              456               883              914
------------------------------------------------------------------------------------------------------------------------------------
  Total interest and dividend income                   39,452           32,938            76,908           64,540
------------------------------------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                               15,001           11,021            28,447           22,027
Short-term borrowings                                   2,184            1,299             4,238            2,438
Long-term debt                                          2,240            2,070             4,586            3,809
------------------------------------------------------------------------------------------------------------------------------------
  Total interest expense                               19,425           14,390            37,271           28,274
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                    20,027           18,548            39,637           36,266
Provision for loan losses                               2,225            1,230             3,559            2,350
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses    17,802           17,318            36,078           33,916
------------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
Trust                                                     811              835             1,671            1,670
Service charges on deposit accounts                     1,721            1,557             3,341            2,965
Net securities gains                                        7              208                 7              876
Other                                                   1,623            1,100             2,758            2,465
------------------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                              4,162            3,700             7,777            7,976
------------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                          6,874            5,976            13,955           11,946
Office supplies and postage                               581              599             1,173            1,236
Occupancy                                               1,093            1,000             2,325            2,024
Equipment                                               1,204            1,057             2,341            2,004
Professional fees and outside services                    839              737             1,595            1,434
Data processing and communications                      1,202            1,038             2,334            2,010
Amortization of intangible assets                         383              325               695              654
Merger and acquisition costs                            2,561                -             3,683                -
Other operating                                         2,177            1,414             3,796            2,654
------------------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                            16,914           12,146            31,897           23,962
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                              5,050            8,872            11,958           17,930
Income taxes                                            1,963            3,152             4,630            6,434
------------------------------------------------------------------------------------------------------------------------------------
   NET INCOME                                         $ 3,087          $ 5,720           $ 7,328          $11,496
------------------------------------------------------------------------------------------------------------------------------------

Earnings per share:
   Basic                                              $  0.17          $  0.32           $  0.40          $  0.64
   Diluted                                            $  0.17          $  0.32           $  0.40          $  0.64
------------------------------------------------------------------------------------------------------------------------------------

All per share data has been restated to give retroactive effect to stock dividends and splits.

See notes to interim consolidated financial statements.


NBT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Accumulated
                                                Additional                          Other
                                     Common       Paid-in-      Retained    Comprehensive      Treasury
                                      Stock        Capital      Earnings    Income (Loss)         Stock        Total
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 1998        $17,946       $137,997       $23,132        $  3,062       $(12,962)    $169,175
Net income                                                        11,496                                      11,496
Cash dividends - $0.324 per share                                 (5,171)                                     (5,171)
Payment in lieu of fractional shares                                 (16)                                        (16)
Issuance of 30,561 shares to stock plan  30            294                                                       324
Purchase of 179,500 treasury shares                                                              (3,943)      (3,943)
Sale of 143,365 treasury shares to
  employee benefit plans and other
  stock plans                                         (223)                                       3,108        2,885
Other comprehensive loss                                                         (11,915)                    (11,915)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999            $17,976       $138,068       $29,441        $ (8,853)      $(13,797)    $162,835
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999        $18,617       $148,717       $23,060        $(18,252)      $(11,665)    $160,477
Net income                                                         7,328                                       7,328
Cash dividends - $0.340 per share                                 (6,249)                                     (6,249)
Issuance of 6,443 shares to stock plan    6             63                                                        69
Sale of 4,937 treasury shares to
  employee benefit plans and other
  stock plans                                          (32)                                         116           84
Change $1.00 stated value per share
  to $0.01 par value per share      (18,437)        18,437                                                         -
Stock option exercise                                 (167)                                         248           81
Issuance of 420,989 shares to
  purchase M. Griffith, Inc.              4          4,792                                                     4,796
Other comprehensive income                                                         1,085                       1,085
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2000            $   190       $171,810       $24,139        $(17,167)      $(11,301)    $167,671
------------------------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.


NBT BANCORP INC. AND SUBSIDIARIES                                             Six Months Ended June 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                           2000               1999
----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                        (Unaudited)

OPERATING ACTIVITIES:
Net income                                                                   $  7,328         $  11,496
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses                                                      3,559             2,350
 Depreciation of premises and equipment                                         2,024             1,686
 Net accretion on securities                                                   (1,036)            (512)
 Amortization of intangible assets                                                695               654
 Proceeds from sale of loans held for sale                                      7,777            23,989
 Origination and purchases of loans held for sale                              (6,292)          (21,362)
 Net loss (gain) on sales of loans                                                 76              (330)
 Net loss on disposal of premises and equipment                                   545                 -
 Net loss (gain) on sale of other real estate owned                               225              (432)
 Net realized loss (gain) on sales of securities                                   (7)             (876)
 Net (increase) decrease in other assets                                       (1,849)            1,512
 Net increase (decrease) in other liabilities                                   2,945            (2,305)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      15,990            15,870
----------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from maturities                                                      17,104            50,753
 Proceeds from sales                                                           10,127           100,233
 Purchases                                                                    (13,414)        (160,996)
Securities held to maturity:
 Proceeds from maturities                                                      16,928            15,319
 Purchases                                                                    (10,824)          (23,408)
Net increase in loans                                                        (154,223)          (79,379)
Purchase of premises and equipment, net                                        (1,562)           (2,603)
Proceeds from sales of other real estate owned                                    481             1,692
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (135,383)          (98,389)
----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                           118,355           (15,586)
Net increase in short-term borrowings                                          22,987            79,676
Proceeds from issuance of long-term debt                                        5,000            25,000
Repayments of long-term debt                                                  (16,592)           (1,479)
Proceeds from issuance of common stock to stock plan                               69               324
Exercise of stock options                                                          81                 -
Proceeds from issuance of treasury shares to
 employee benefit plans and other stock plans                                       -             2,885
Purchase of treasury stock                                                          -            (3,943)
Sale of treasury stock                                                             84                 -
Cash dividends and payment for fractional shares                               (6,249)           (5,187)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     123,735            81,690
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            4,342              (829)
Cash and cash equivalents at beginning of period                               64,431            66,185
----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 68,773         $  65,356
----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL  DISCLOSURE  OF CASH FLOW  INFORMATION:  Cash paid during the period for:
  Interest                                                                   $ 35,247         $  29,019
  Income taxes                                                                  4,615             7,158
----------------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.


                                                                    Three months ended               Six months ended
NBT BANCORP INC. AND SUBSIDIARIES                                       June 30,                        June 30,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)             2000           1999            2000            1999
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                      (Unaudited)

Net Income                                                      $ 3,087        $ 5,720         $ 7,328        $ 11,496
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
     Unrealized holding gains (losses) arising during
         period [pre-tax amounts of  $753,
         $(15,535), $1,848 and $(18,946)]                           452         (9,321)          1,089         (11,368)
     Less: Reclassification adjustment for net gains included
         in net income [pre-tax amounts of
         $(7), $(208), $(7) and $(876)]                              (4)          (130)             (4)           (547)
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)                                   448         (9,451)          1,085         (11,915)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                     $ 3,535        $(3,731)        $ 8,413        $   (419)
------------------------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000

BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its wholly-owned subsidiaries, NBT Bank, N.A. (NBT), LA Bank, N.A. (LA) and NBT Financial Services, Inc. All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.
     The consolidated balance sheet at December 31, 1999 has been derived from the audited supplemental consolidated balance sheet at that date, which appears in the Current Report on Form 8-K filed on March 31, 2000. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 1999 and the supplemental consolidated financial statements and notes thereto referred to above. The June 30, 1999 interim consolidated financial statements have been restated to give effect to the merger with Lake Ariel Bancorp, Inc., which closed on February 17, 2000 and was accounted for as a pooling-of-interests.

EARNINGS PER SHARE
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All share and per share data has been adjusted retroactively for stock dividends and splits.
     The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated income statements.

------------------------------------------------------------------------------------------------------------------------------
         Three months ended June 30,                                            2000                 1999
------------------------------------------------------------------------------------------------------------------------------
         (in thousands, except per share data)
         Basic EPS:
           Weighted average common shares outstanding                         18,365               17,823
           Net income available to common shareholders                       $ 3,087              $ 5,720
------------------------------------------------------------------------------------------------------------------------------
         Basic EPS                                                           $  0.17              $  0.32
------------------------------------------------------------------------------------------------------------------------------

         Diluted EPS:
           Weighted average common shares outstanding                         18,365               17,823
           Dilutive common stock options                                          16                  250
------------------------------------------------------------------------------------------------------------------------------
           Weighted average common shares and common
            share equivalents                                                 18,381               18,073
           Net income available to common shareholders                       $ 3,087              $ 5,720
------------------------------------------------------------------------------------------------------------------------------
         Diluted EPS                                                         $  0.17              $  0.32
------------------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------
         Six months ended June 30,                                              2000                 1999
------------------------------------------------------------------------------------------------------------------------------
         (in thousands, except per share data)
         Basic EPS:
           Weighted average common shares outstanding                         18,196               17,839
           Net income available to common shareholders                       $ 7,328              $11,496
------------------------------------------------------------------------------------------------------------------------------
         Basic EPS                                                           $  0.40              $  0.64
------------------------------------------------------------------------------------------------------------------------------

         Diluted EPS:
           Weighted average common shares outstanding                         18,196               17,839
           Dilutive common stock options                                          61                  260
------------------------------------------------------------------------------------------------------------------------------
           Weighted average common shares and common
            share equivalents                                                 18,257               18,099
           Net income available to common shareholders                       $ 7,328              $11,496
------------------------------------------------------------------------------------------------------------------------------
         Diluted EPS                                                         $  0.40              $  0.64
------------------------------------------------------------------------------------------------------------------------------

     There were 896,692 stock options for the quarter ended June 30, 2000 and 230,053 stock options for the quarter ended June 30, 1999 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods. There were 743,175 stock options for the six month period ended June 30, 2000 and 20,553 stock options for the six month period ended June 30, 1999 that were not considered in the calculation of diluted earnings per share since the stock options exercise price was greater than the average market price during these periods.

MERGERS AND ACQUISITIONS
On February 17, 2000, the stockholders of NBT Bancorp Inc. and Lake Ariel Bancorp, Inc. (Lake Ariel) approved a merger whereby Lake Ariel was merged with and into NBT Bancorp Inc. with each issued and outstanding share of Lake Ariel exchanged for 0.9961 shares of NBT Bancorp Inc. common stock. The transaction resulted in the issuance of 5.0 million shares of NBT Bancorp Inc. common stock, bringing the Company's outstanding shares to 18.1 million after the merger. The merger results in NBT Bancorp Inc. being the surviving holding company for NBT Bank, N.A. and LA Bank, N.A., a former subsidiary of Lake Ariel. The merger is being accounted for as a pooling-of-interests and qualifies as a tax-free exchange for Lake Ariel shareholders. LA Bank, N.A. is a commercial bank headquartered in northeast Pennsylvania with twenty-two branch offices in five counties and approximately $570 million in assets at December 31, 1999.
     On June 23, 2000, the Board of Directors of Pioneer American Holding Company Corp., the parent company of Pioneer American Bank, N.A., gave final approval to their merger with and into NBT Bancorp Inc. This follows the approval of the agreement and plan of merger by the stockholders of both companies at separate meetings held on June 20, 2000. The merger became effective on July 1, 2000 and is being accounted for as a pooling-of-interests and qualifies as a tax-free exchange for Pioneer American shareholders. Shareholders of Pioneer American received 1.805 shares of NBT Bancorp Inc., resulting in the issuance of 5.2 million shares of NBT Bancorp Inc. common stock bringing the Company's outstanding shares to 23.7 million after the merger. The merger results in NBT Bancorp Inc. being the surviving holding company for NBT Bank, N.A., LA Bank, N.A., Pioneer American Bank, N.A., and NBT Financial Services, Inc.
     Pioneer American Bank, N.A. is a full service commercial bank with total assets of approximately $418 million at June 30, 2000 and seventeen branches in northeast Pennsylvania. Pioneer American Bank, N.A. will ultimately be merged together with LA Bank, N.A. to form the largest community bank headquartered in northeast Pennsylvania.

The following table presents unaudited pro forma data combining the results of operations of NBT Bancorp Inc. and Pioneer American Holding Company Corp. as if the merger had been consummated on June 30, 2000. This data reflects adjustments to conform the accounting methods of Pioneer American Holding Company Corp. with those of NBT Bancorp Inc.

----------------------------------------------------------------------------------------
                Six month period ended June 30,                    2000          1999
----------------------------------------------------------------------------------------
                (in thousands, except per share data)

                Net interest income                             $46,869       $43,387

                Net income                                        9,349        13,418

                Diluted earnings per share                         0.40          0.57
----------------------------------------------------------------------------------------

     On May 5, 2000, NBT Bancorp Inc. completed the purchase of M. Griffith, Inc., a Utica, New York based securities firm offering investment advisor and asset-management services, primarily in the Mohawk Valley region. M. Griffith, Inc., a full-service broker/dealer and a Registered Investment Advisor, is a wholly-owned subsidiary of NBT Financial Services, Inc. NBT Financial Services, Inc. was created in September of 1999 to concentrate on expanding NBT Bancorp Inc.'s menu of financial services.
     On April 20, 2000, NBT Bancorp Inc. and BSB Bancorp, Inc., the parent company of BSB Bank and Trust Company, announced the signing of a definitive agreement to merge. The merger is subject to the approval of each company's shareholders and of banking regulators. The merger is expected to close in the fourth quarter of 2000 and is intended to be accounted for as a pooling-of-interests and qualify as a tax-free exchange for BSB Bancorp, Inc. shareholders. Shareholders of BSB Bancorp, Inc. will receive a fixed ratio of
2.0 shares of NBT Bancorp Inc. common stock for each share exchanged.
     BSB Bank and Trust Company is a full service commercial bank with total assets of approximately $2.3 billion at June 30, 2000 and twenty-two branches in six counties in central New York and New York's Southern Tier. As a result of the merger, NBT Bank, N.A. and BSB Bank and Trust Company will be combined to create one of the largest independent community banks in upstate New York. This strategic alliance will create a financial services holding company with pro forma assets of approximately $4.8 billion and three direct operating subsidiaries including two community banks and a financial services company. The holding company will adopt a new name before the merger occurs.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives would be dependent on the use of the derivative and the type of risk being hedged. During the second quarter of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133". FASB No. 137 defers the effective date of FASB No. 133 by one year from fiscal quarters of fiscal years beginning after June 15, 1999 to fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities, and amendment to the FASB Statement No. 133". This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. At the present time, the Company has not fully analyzed the effect or timing of the adoption of SFAS No. 133 or SFAS No. 138 on the Company's consolidated financial statements.
      In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". FASB Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues. The adoption of this Interpretation did not have a material effect on the Company's financial position or results of operations.

NBT BANCORP INC. AND SUBSIDIARY
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiaries, NBT Bank, N.A. (NBT), LA Bank N.A. (LA) and NBT Financial Services, Inc. collectively referred to herein as the Company. This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's interim consolidated financial statements and footnotes thereto included in this FORM 10-Q. Reference should also be made to the Company's 1999 FORM 10-K and Current Report on Form 8-K filed March 31, 2000, for an understanding of the following discussion and analysis. Throughout this discussion and analysis, amounts per common share and common shares outstanding have been adjusted retroactively for stock dividends and splits.
     On July 24, 2000, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.17 per share. The cash dividend will be paid on September 15, 2000 to stockholders of record as of September 1, 2000.

FORWARD-LOOKING STATEMENTS

This document and other documents filed by the Company with the Securities and Exchange Commission (SEC) contain forward-looking statements. In addition, the Company's senior management may make forward-looking statements orally to analysts, investors, the media, and others. Forward-looking statements might include one or more of the following: (a) projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial items; (b) descriptions of plans or objectives of management for future operations, products or services, including pending merger and acquisition transactions; (c) forecasts of future economic performance; and (d) descriptions of assumptions underlying or relating to any of the foregoing. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as "anticipate," "believe," "expect," "forecast," "project," "intend," "plan," "estimate," or words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could" or "may."
These forward-looking statements involve risks and uncertainties and are based on the beliefs and assumptions of the management of the Company and on the information available to management at the time that these statements were made. There are a number of factors, many of which are beyond the Company's control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which the Company is engaged; (6) costs or difficulties related to the integration of the businesses of the Company and its merger partners may be greater than expected; (7) expected cost savings associated with recent or pending mergers and acquisitions may not be fully realized or realized within the expected time frames; (8) deposit attrition, customer loss, or revenue loss following pending mergers and acquisition may be greater than expected; (9) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; and (10) adverse changes may occur in the securities markets or with respect to inflation.
Forward-looking statements speak only as of the date they are made. The Company does not undertake to update forward-looking statements to reflect subsequent circumstances or events.

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

OVERVIEW
Net income of $3.1 million ($0.17 per diluted share) was recognized in the second quarter of 2000, compared to second quarter 1999 net income of $5.7 million ($0.32 per diluted share). The second quarter results include $1.9 million in after-tax merger and acquisition expenses. Also contributing to the decline in net income for the second quarter of 2000 were gains of $0.3 million on the sale of other real estate owned and $0.2 million on the sales of securities during the second quarter of 1999.
     Net income of $7.3 million ($0.40 per diluted share) was recognized for the six month period ended June 30, 2000, compared to net income of $11.5 million ($0.40 per diluted share) for the first six months of 1999. The six month period ended June 30, 2000 include $3.0 million in after-tax merger and acquisition expenses. Also contributing to the decline in net income for the six month period ended June 30, 2000 were gains of $0.5 million on the sale of other real estate owned and $0.9 million on the sales of securities during the first six months of 1999.
     Table 1 depicts several measurements of performance on an annualized basis. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios declined for the three and six month periods ended June 30, 2000 compared to the same periods a year previous. The decline in these ratios can be attributed to the reduction in net income for both periods as described above.
     Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the cost of funding. Interest income for tax-exempt securities and loans is adjusted to a taxable equivalent basis using the statutory Federal income tax rate of 35%.


         TABLE 1
         PERFORMANCE MEASUREMENTS
-----------------------------------------------------------------------------------------
                                First SECOND SIX
                             Quarter QUARTER MONTHS
-----------------------------------------------------------------------------------------
         2000
         Return on average assets               0.86%           0.60%           0.73%
         Return on average equity              10.59%           7.60%           9.16%
         Net interest margin                    4.32%           4.25%           4.28%
-----------------------------------------------------------------------------------------
         1999
         Return on average assets               1.35%           1.27%           1.31%
         Return on average equity              13.84%          13.64%          13.74%
         Net interest margin                    4.52%           4.52%           4.52%
-----------------------------------------------------------------------------------------

NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest-bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the major determining factors in a financial institution's performance as it is the principal source of earnings.
     Net federal taxable equivalent (FTE) interest income increased $1.6 million for the second quarter of 2000 compared to the same period of 1999. This increase was primarily a result of the $269.3 million increase in average earning assets, primarily the result of continued loan growth.
     Total FTE interest income increased $6.7 million compared to second quarter 1999, a result of the previously mentioned increase in average earning assets as well as a 30 basis point increase in the yield earned on those earning assets. The increase in the yield on earning assets can be primarily attributed to a 29 basis point increase in the yield on the loan portfolio. The increase in the yield earned on earning assets can be attributed to the rising interest rate environment during late 1999 and the first six months of 2000. During the same time period, total interest expense increased $5.0 million, primarily the result of a $240.5 million increase in average interest bearing liabilities between reporting periods. Also contributing to the increased interest expense was a 64 basis point increase in the cost of interest bearing liabilities, also the result of the rising interest rate environment during late 1999 and the first six months of 2000. Driving this increase in the cost of funds was a 78 basis point increase in the cost of time deposits and a 130 basis point increase in the cost of short-term borrowings. This increase in the cost of funds resulted in a 35 basis point decline in the interest rate spread, as the Company's liabilities repriced faster than the earning assets during the rising rate environment.
     Net federal taxable equivalent (FTE) interest income increased $3.8 million for the first six months of 2000 compared to the same period of 1999. This increase was primarily a result of the $263.7 million increase in average earning assets, primarily the result of continued loan growth.
     Total FTE interest income for the six months ended June 30, 2000 increased $12.8 million compared to same period of 1999, also a result of the increase in average earning assets as well as a 22 basis point increase in the yield earned on those earning assets. The increase in the yield on earning assets can be primarily attributed to an 18 basis point increase in the yield on the loan portfolio. During the same time period, total interest expense increased $9.0 million, primarily the result of a $234.8 million increase in average interest bearing liabilities between reporting periods. Also contributing to the increased interest expense was a 51 basis point increase in the cost of interest bearing liabilities, the result of the rising interest rate environment during late 1999 and the first six months of 2000. Driving this increase in the cost of funds was a 57 basis point increase in the cost of time deposits and a 108 basis point increase in the cost of short-term borrowings. This increase in the cost of funds resulted in a 28 basis point decline in the interest rate spread, as the Company's liabilities repriced faster than the earning assets during the rising rate environment.
     Another important performance measurement of net interest income is the net interest margin. The net interest margin decreased to 4.25% for the second quarter of 2000, down from 4.52% during the same period in 1999. The net interest margin decreased to 4.28% for first six months of 2000, down from 4.52% for the comparable period in 1999. The decrease in the net interest margin during 2000 as compared to 1999 can be attributed to the previously mentioned decrease in the interest rate spread as the interest bearing liabilities repriced faster than the earning assets during the recent rising interest rate environment.
     Table 2 represents an analysis of net interest income on a federal taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the Federal income tax rate of 35%.


TABLE 2
COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME
----------------------------------------------------------------------------------------------------
                                  Three months ended June 30,
ANNUALIZED
YIELD/RATE                                              AMOUNTS                      VARIANCE
----------------------------------------------------------------------------------------------------
2000    1999  (dollars in thousands)                  2000      1999     TOTAL     VOLUME       RATE
----    ----                                          ----      ----     -----     ------       ----
6.50%   6.72%  Interest bearing deposits           $    19   $     6    $   13     $   13   $      0
6.22%   4.65%  Federal funds sold                      102       138       (36)      (147)       111
6.70%   6.42%  Other                                   361       313        48         34         14
6.82%   6.67%  Securities available for sale         8,852     8,285       567        383        184
6.83%   7.15%  Securities held to maturity           1,314     1,192       122        260       (138)
8.90%   8.61%  LOANS                                29,513    23,556     5,957      5,175        782
               -------------------------------------------------------------------------------------
8.23%   7.93%  Total interest income                40,161    33,490     6,671      5,718        953

3.37%   2.88%  Money Market Deposit Accounts           918       767       151         21        130
1.44%   1.26%  NOW accounts                            614       500       114         43         71
2.90%   2.90%  Savings accounts                      1,555     1,493        62         62          0
5.60%   4.82%  Time deposits                        11,914     8,261     3,653      2,207      1,446
5.99%   4.69%  Short-term borrowings                 2,184     1,299       885        466        419
5.59%   5.53%  LONG-TERM BORROWINGS                  2,240     2,070       170        149         21
               -------------------------------------------------------------------------------------
4.70%   4.06%  TOTAL INTEREST EXPENSE               19,425    14,390     5,035      2,948      2,087
               ------------------------------------------------------------------------------------
               Net interest income                 $20,736   $19,100    $1,636     $2,770   $ (1,134)
               =====================================================================================
3.52%   3.87%  Interest rate spread
=====   =====  ====================
4.25%   4.52%  Net interest margin
=====   =====  ===================
               FTE adjustment                      $   709   $   552
               ==============                      =======   =======


                                    Six months ended June 30,
ANNUALIZED
YIELD/RATE                                              AMOUNTS                      VARIANCE
----------------------------------------------------------------------------------------------------
 2000    1999  (dollars in thousands)                 2000      1999     TOTAL     VOLUME       RATE
 ----    ----                                         ----      ----      -----    ------       ----
6.11%   5.02%  Interest bearing deposits           $    25   $    10    $   15     $   13   $      2
5.99%   4.65%  Federal funds sold                      144       269      (125)      (246)       121
6.66%   6.59%  Other                                   715       635        80         74          6
6.85%   6.68%  Securities available for sale        17,895    16,019     1,876      1,450        426
6.82%   6.88%  Securities held to maturity           2,648     2,285       363        383        (20)
8.83%   8.65%  LOANS                                56,900    46,347    10,553      9,540      1,013
               -------------------------------------------------------------------------------------
8.17%   7.95%  Total interest income                78,327    65,565    12,762     11,214      1,548

3.30%   2.87%  Money Market Deposit Accounts         1,821     1,560       261         18        243
1.41%   1.37%  NOW accounts                          1,176     1,081        95         59         36
2.93%   2.95%  Savings accounts                      3,116     2,971       145        157        (12)
5.44%   4.87%  Time deposits                        22,334    16,415     5,919      3,836      2,083
5.78%   4.70%  Short-term borrowings                 4,238     2,438     1,800      1,149        651
5.60%   5.54%  LONG-TERM BORROWINGS                  4,586     3,809       777        736         41
               -------------------------------------------------------------------------------------
4.60%   4.09%  TOTAL INTEREST EXPENSE               37,271    28,274     8,997      5,955      3,042
               -------------------------------------------------------------------------------------
               Net interest income                 $41,056   $37,291    $3,765     $5,259   $ (1,494)
               =====================================================================================
3.58%   3.86%  Interest rate spread
=====   =====  ====================
4.28%   4.52%  Net interest margin
=====   =====  ===================
               FTE adjustment                      $ 1,419   $ 1,025
               ==============                      =======   =======

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a valuation allowance established to provide for the inherent risk of loss in the Company's loan portfolio. The allowance is maintained at a level considered adequate to provide for loan loss exposure based on management's estimate of probable losses in the portfolio considering an evaluation of risk, economic factors, and past loss experience. Management determines the provision and allowance for loan losses based on a number of factors including a comprehensive independent loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify problem loans, credit concentration, and other risk factors such as economic conditions and trends. The allowance for loan losses to outstanding loans at June 30, 2000 is 1.37%, compared to 1.40% at June 30, 1999. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.
     Table 3 reflects changes to the allowance for loan losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses. Net charge-offs for the quarter ended June 30, 2000 declined $0.2 million, or 13.8% compared to the same period of 1999. Annualized net charge-offs to average loans declined to 0.29% for the second quarter of 2000, down from 0.41% for the comparable period of 1999. Net charge-offs for six month period ended June 30, 2000 declined $0.5 million, or 27.7% compared to the same period of 1999. Annualized net charge-offs to average loans declined to 0.22% for the first six months of 2000, compared to 0.37% for the comparable period of 1999. The provision for loan losses of $2.2 million for the quarter ended June 30, 2000 increased over the comparable period of 1999 provision of $1.2 million. The provision for loan losses of $3.6 million for the six month period ended June 30, 2000 increased over the comparable period of 1999 provision of $2.4 million. The provision for loan losses was increased as a result of continued significant loan growth, the changing mix of the Company's loan portfolio and increased nonperforming loans, offset in part by a decline in net charge-offs.


TABLE 3
ALLOWANCE FOR LOAN LOSSES
--------------------------------------------------------------------------------------------------------------
                                          Three months ended                   Six months ended
                                               June 30,                              June 30,
(dollars in thousands)                 2000               1999              2000               1999
--------------------------------------------------------------------------------------------------------------
Balance, beginning of period        $17,543           $ 15,608           $16,654            $15,322
Recoveries                              237                218               485                439
Charge-offs                          (1,209)            (1,345)           (1,902)            (2,400)
--------------------------------------------------------------------------------------------------------------
Net charge-offs                        (972)            (1,127)           (1,417)            (1,961)
Provision for loan losses             2,225              1,230             3,559              2,350
--------------------------------------------------------------------------------------------------------------
Balance, end of period              $18,796            $15,711           $18,796            $15,711
--------------------------------------------------------------------------------------------------------------

COMPOSITION OF NET CHARGE-OFFS
--------------------------------------------------------------------------------------------------------------
Commercial and agricultural         $  (502)     52%  $   (672)     59%  $  (600)     42%   $(1,048)     54%
Real estate mortgage                   (135)     14%       (98)      9%     (221)     16%      (126)      6%
Consumer                               (335)     34%      (357)     32%     (596)     42%      (787)     40%
--------------------------------------------------------------------------------------------------------------
Net charge-offs                     $  (972)    100%  $ (1,127)    100%  $(1,417)    100%   $(1,961)    100%
--------------------------------------------------------------------------------------------------------------
Annualized net charge-offs
 to average loans                              0.29%              0.41%             0.22%              0.37%
--------------------------------------------------------------------------------------------------------------

Net charge-offs to average loans for the year ended
 December 31, 1999                                                                                     0.33%
--------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest income for the second quarter of 2000, excluding security gains, increased $0.7 million or 19.0% when compared to second quarter of 1999. Service charges on deposit accounts increased $0.2 million in the second quarter of 2000 compared to the same period of 1999. This improvement can be attributed to an increase in service fee and overdraft income resulting from growth in demand deposit accounts. Other income increased $0.5 million in the second quarter of

2000 compared to the same period of 1999. The increase in other income can be attributed to additional revenue generated from the previously mentioned addition of M. Griffith, Inc. in May of 2000.
     For the six month period ended June 30, 2000, excluding security gains, noninterest income increased $0.7 million or 9.4% compared to the same period during 1999. Service charges on deposit accounts increased $0.4 million during this period. This improvement can be attributed to an increase in service fee and overdraft income resulting from growth in demand deposit accounts. Other income increased $0.3 million for the six month period ended June 30, 2000 compared to the same period of 1999. This increase is primarily attributed to the addition of M. Griffith, Inc.

NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Total noninterest expense for the quarter ended June 30, 2000 increased $4.8 million compared to the same time period of 1999. Noninterest expense for the six month period ended June 30, 2000 increased $7.9 million compared to the same time period of 1999. Contributing to the increase in noninterest expense for the quarter and six month period ended June 30, 2000 is $2.6 million and $3.7 million, respectively in pre-tax merger and acquisition related expenses associated with the previously mentioned mergers. It is anticipated that the Company will incur approximately $9.3 million in additional merger and acquisition expenses related to the Lake Ariel and Pioneer American mergers during 2000. In addition, during 2000 and 2001 the Company anticipates incurring approximately $16.5 million of pre-tax merger and acquisition expenses related to the BSB Bancorp, Inc. merger.
     Salaries and employee benefits for the quarter and six month period ended June 30, 2000 increased $0.9 million and $2.0 million, respectively compared to the same periods of 1999. This increase is primarily the result of increased salaries and employee benefits. Contributing to the increase in salaries and employee benefits during 2000 was the addition of M. Griffith, Inc. in May of 2000.
     Occupancy expense for the six month period ended June 30, 2000 experienced a $0.3 million increase compared to the same period in 1999. This increase can be attributed to an increase in security expense from a third party contract to enhance the maintenance of the Company's security equipment. Also contributing to the increase in occupancy expense was an increase in rental expense associated with the addition of branch and ATM locations through out our market areas.
     Equipment expense for the six month period ended June 30, 2000 experienced a $0.3 million increase compared to the same period in 1999, primarily attributable to increased equipment depreciation and maintenance.
     Other operating expense for the quarter and six month period ended June 30, 2000 increased $0.8 million and $1.1 million, respectively compared to the same periods of 1999. Included in the quarter and six month period ended June 30, 1999 other operating expense were gains on the sale of other real estate owned of $0.3 million and $ 0.5 million, respectively.
     One important operating efficiency measure that the Company closely monitors is the efficiency ratio. The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by FTE net interest income plus noninterest income (excluding net security gains and losses, OREO gains and losses, and nonrecurring income). The efficiency ratio increased to 57.29% for the quarter ended June 30, 2000 from 55.01% in the same period of 1999. The efficiency ratio increased to 57.27% for the six month period ended June 30, 2000 from 55.08% in the same period of 1999. The increase in the efficiency ratio during 2000 can be attributed to the increase in noninterest expense between reporting periods.

INCOME TAXES
Income tax expense was $2.0 million for the quarter ended June 30, 2000 compared with $3.2 million for the same period of 1999. For the first six months of 2000, income tax expense amounted to $4.6 million compared with $6.4 million in the first half of 1999. The decrease in income taxes during the quarter and six month period ended June 30, 2000 as compared to the same periods of 1999 can be attributed to the decreased income before income taxes between reporting periods. The effective tax rate was 38.9% for the quarter ended June 30, 2000 and 35.5% for the same period of 1999. The effective tax rate was 38.7% for the six month period ended June 30, 2000 and 35.9% for the same period of 1999. The increase in the effective tax rate during 2000 can be primarily attributed to non-deductible merger and acquisition costs.

BALANCE SHEET
The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.


TABLE 4
AVERAGE BALANCES
----------------------------------------------------------------------------------------------------
                                         Three months ended                  Six months ended
                                               June 30,                           June 30,
----------------------------------------------------------------------------------------------------
(dollars in thousands)                  2000              1999             2000              1999
----------------------------------------------------------------------------------------------------
Cash and cash equivalents         $   51,267        $   45,554       $   50,396        $   44,602
Securities available for
 sale, at fair value                 491,590           497,749          493,918           485,416
Securities held to maturity           77,359            66,843           78,042            66,989
Loans                              1,334,330         1,096,848        1,296,087         1,081,013
Deposits                           1,571,774         1,357,587        1,532,510         1,345,857
Short-term borrowings                146,677           112,164          147,399           105,060
Long-term debt                       161,265           149,393          164,634           138,165
Stockholders' equity                 163,457           168,222          160,952           168,744
Assets                             2,062,004         1,802,465        2,022,834         1,772,127
Earning assets                     1,963,127         1,693,839        1,926,835         1,663,158
Interest bearing liabilities      $1,661,161        $1,420,692       $1,630,543        $1,395,788
----------------------------------------------------------------------------------------------------

SECURITIES
Average total securities were $4.4 million greater for the quarter ended June 30, 2000 than for the same period of 1999. Average total securities were $19.6 million greater for the six month period ended June 30, 2000 than for the same period of 1999. During the quarter ended June 30, 2000, the securities portfolio represented 30.5% of average earning assets compared to 33.4% for the same period of 1999. Total securities at June 30, 2000 were $16.9 million less than securities at December 31, 1999. The reduction in securities during the first six months is a result of the Company using the paydowns from its mortgage-backed securities to fund loan growth. At June 30, 2000, the securities portfolio was comprised of 87% available for sale and 13% held to maturity securities.

LOANS
Average loan volume for the quarter ended June 30, 2000 increased $237.5 million, or 21.7% over second quarter 1999. Average loan volume for the six month period ended June 30, 2000 increased $215.1 million, or 19.9% over the same period of 1999. Total loans at June 30, 2000 were $150.5 million greater than loans at December 31, 1999. This growth has been present in all loan categories, with increases in the commercial, consumer and mortgage portfolios of $107.0 million, $26.3 million and $17.2 million, respectively since December 31, 1999. The Company has continued to experience an increase in the demand for commercial loans, primarily in the business and real estate categories. The Company does not engage in highly leveraged transactions or foreign lending activities.

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming  assets  consist of  nonaccrual  loans and other real estate owned
(OREO). Total nonperforming assets were $8.0 million at June 30, 2000 compared to $6.8 million at June 30, 1999. An increase of $1.9 million in nonaccrual commercial and agricultural loans was partially offset by a decrease in other real estate owned of $0.4 million. A significant portion of the increase in nonaccrual commercial loans can be attributed to two customers. The changes in nonperforming assets are presented in Table 5 below.
     At June 30, 2000, the recorded investment in impaired loans was $6.0 million. Included in this amount is $2.9 million of impaired loans for which the specifically allocated allowance for loan loss is $0.8 million. In addition, included in impaired loans is $3.1 million of impaired loans that, as a result of the adequacy of collateral values or anticipated cash flows do not have a specific reserve. At December 31, 1999, the recorded investment in impaired loans was $4.7 million, of which $0.9 million had a specific allowance allocation of $0.5 million and $3.8 million for which there was no specific reserve. At June 30, 1999, the recorded investment in impaired loans was $4.1 million, of which $1.7 million had a specific allowance allocation of $0.6 million and $2.4 million of which there was no specific reserve. The Company classifies all commercial and small business nonaccrual loans as impaired loans.


TABLE 5
NONPERFORMING ASSETS AND RISK ELEMENTS
----------------------------------------------------------------------------------------------------------------
                                                                 JUNE 30,                        June 30,
(dollars in thousands)                                             2000                            1999
----------------------------------------------------------------------------------------------------------------
Commercial and agricultural                                  $6,025      85%                $4,096      74%
Real estate mortgage                                            349       5%                   632      11%
Consumer                                                        730      10%                   805      15%
----------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                                     7,104     100%                 5,533     100%
----------------------------------------------------------------------------------------------------------------
Other real estate owned                                         941                          1,308
----------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                                 8,045                          6,841
----------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
  Commercial and agricultural                                   255      32%                   187      24%
  Real estate mortgage                                          389      49%                   425      54%
  Consumer                                                      146      19%                   169      22%
----------------------------------------------------------------------------------------------------------------
   Total                                                        790     100%                   781     100%
----------------------------------------------------------------------------------------------------------------
   Total assets containing risk elements                     $8,835                         $7,622
----------------------------------------------------------------------------------------------------------------
Total nonperforming loans to loans                                     0.52%                          0.49%
Total loans containing risk elements to loans                          0.57%                          0.56%
Total nonperforming assets to assets                                   0.38%                          0.37%
Total assets containing risk elements to assets                        0.42%                          0.41%
----------------------------------------------------------------------------------------------------------------

DEPOSITS
Customer deposits represent the greatest source of funding assets. Average total deposits for the quarter ended June 30, 2000 were $1.6 billion compared to $1.4 billion for the quarter ended June 30, 1999. Average total deposits for the six month period ended June 30, 2000 were $1.5 billion compared to $1.3 billion for the same period of 1999. This growth has been present in all deposit categories. As previously mentioned, the increase in demand deposits has led to an increase in service charge fee income.

BORROWED FUNDS
The Company's borrowed funds consist of short-term borrowings and long-term debt. Average short-term borrowings for the quarter ended June 30, 2000 were $146.7 million compared to $112.2 million for the same period of 1999. Average short-term borrowings for the six month period ended June 30, 2000 were $147.4 million compared to $105.1 million for the same period of 1999. Average long-term debt for the quarter ended June 30, 2000 was $161.3 million compared to $149.4 million for the same period of 1999. Average long-term debt for the six month period ended June 30, 2000 was $164.6 million compared to $138.2 million for the same period of 1999. The increase in borrowed funds between reporting periods can be attributed to the need for funding the strong loan growth.

CAPITAL AND DIVIDENDS
Stockholders' equity of $167.7 million represents 8.0% of total assets at June 30, 2000, compared with $160.5 million, or 8.2% at December 31, 1999 and $162.8 million, or 8.8% a year previous.
     In December of 1999, the Company distributed a 5% stock dividend, the fortieth consecutive year a stock dividend has been declared. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.
     Capital is an important factor in ensuring the safety of depositors' accounts. For both 1999 and 1998, the Company earned the highest possible national safety and soundness rating from two national bank rating services, Bauer Financial Services and Veribanc, Inc. Their ratings are based on capital levels, loan portfolio quality and security portfolio strength.
     As the capital ratios in Table 6 indicate, the Company remains well capitalized. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.


TABLE 6
CAPITAL MEASUREMENTS
----------------------------------------------------------------------------------
                                                            First      SECOND
2000                                                      Quarter     QUARTER
----------------------------------------------------------------------------------
Tier 1 leverage ratio                                       8.61%       8.22%
Tier 1 capital ratio                                       12.93%      12.28%
Total risk-based capital ratio                             14.08%      13.46%
Cash dividends as a percentage of net income               72.53%      85.28%
Per common share:
  Book value                                             $  8.98     $  9.05
  Tangible book value                                    $  8.53     $  8.21
----------------------------------------------------------------------------------
1999
Tier 1 leverage ratio                                       9.24%       9.06%
Tier 1 capital ratio                                       14.73%      14.28%
Total risk-based capital ratio                             15.90%      15.44%
Cash dividends as a percentage of net income               44.94%      44.98%
Per common share:
  Book value                                             $  9.45     $  9.07
  Tangible book value                                    $  8.92     $  8.56
----------------------------------------------------------------------------------

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.18 at June 30, 2000 and 2.15 a year ago. The per share market price was 13 times annualized earnings at June 30, 2000 and 15 times annualized earnings at June 30, 1999.

TABLE 7
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
------------------------------------------------------------------------------------------
                                                                                  Cash
                                                                             Dividends
Quarter Ending               High              Low             Close          Declared
------------------------------------------------------------------------------------------
1999
March 31                   $23.33           $19.89            $19.89            $0.162
June 30                     21.19            19.05             19.52             0.162
September 30                20.90            16.43             16.49             0.162
December 31                 17.98            14.63             15.50             0.170
------------------------------------------------------------------------------------------
2000
MARCH 31                   $16.50           $11.38            $14.50            $0.170
JUNE 30                     14.50             9.38             10.69             0.170
------------------------------------------------------------------------------------------

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset/Liability Management Committee (ALCO) is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Interest rate sensitivity management seeks to avoid widely fluctuating net interest margins and to ensure consistent net interest income through periods of changing economic conditions.
     The Company's primary measure of liquidity is called the basic surplus, which compares the adequacy of cash sources to the amounts of volatile funding sources. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources. Accordingly, the Company has established borrowing agreements with other banks (Federal Funds), the Federal Home Loan Bank (short and long-term borrowings which are denoted as advances), and repurchase agreements with investment companies. The Asset/Liability Management Committee has determined that liquidity is adequate to meet the cash flow requirements of the Company.
     Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. Through analysis of the interest sensitivity gap, the Company attempts to position its assets and liabilities to maximize net interest income in several different interest rate scenarios.
     While the static gap evaluation of interest rate sensitivity is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. Once the Company determines the extent of gap sensitivity, the next step is to quantify the potential impact of the interest sensitivity on net interest income. The Company measures interest rate risk based on the potential change in net interest income under various rate environments. The Company utilizes an interest rate risk model that simulates net interest income under various interest rate environments. The model groups assets and liabilities into components with similar interest rate repricing characteristics and applies certain assumptions to these products. These assumptions include, but are not limited to prepayment estimates under different rate environments, potential call options of the investment portfolio and forecasted volumes of the various balance sheet items. The following table presents the impact on net interest income of a gradual twelve-month increase or decrease in interest rates compared to a stable interest rate environment. The simulation projects net interest income over the next year using the June 30, 2000 balance sheet position.



            TABLE 8
            INTEREST RATE SENSITIVITY ANALYSIS
            ----------------------------------------------------------------
            Change in interest rates                    Percent change in
            (in basis points)                         net interest income
            ----------------------------------------------------------------
            +200                                                  (4.15%)
            +100                                                  (2.20%)
            -100                                                   1.77%
            -200                                                   2.43%
            ----------------------------------------------------------------

--------------------------------------------------------------------------------
PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Company.

Item  2 -- Changes in Securities

Following are listed changes in the Company's Common Stock outstanding during the quarter ended June 30, 2000 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future. There was no Preferred Stock outstanding during the quarter ended June 30, 2000.

     On June 23, 2000, the Board of Directors of Pioneer American Holding Company Corp., the parent company of Pioneer American Bank, N.A., gave final approval to their merger with and into NBT Bancorp Inc. This follows the approval of the agreement and plan of merger by the stockholders of both companies at separate meetings held on June 20, 2000. The merger became effective on July 1, 2000 and is being accounted for as a pooling-of-interests and qualifies as a tax-free exchange for Pioneer American shareholders. Shareholders of Pioneer American received 1.805 shares of NBT Bancorp Inc., resulting in the issuance of 5.2 million shares of NBT Bancorp Inc. common stock bringing the Company's outstanding shares to 23.7 million after the merger.

     On May 5, 2000, NBT Bancorp Inc. completed the purchase of M. Griffith, Inc., a Utica, New York based securities firm. As a result, 420,989 shares of NBT Bancorp Inc. common stock were issued to complete the purchase.

     At the Annual Meeting of Stockholders held on May 16, 2000, the stockholders of NBT Bancorp Inc. approved the Board of Directors adoption of the NBT Employee Stock Purchase Plan. The NBT Employee Stock Purchase Plan was created for the benefit of its employees and reserved 500,000 shares of NBT Bancorp Inc. common stock for issuance under the plan.

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Company's senior securities during the quarter ended June 30, 2000.

Item  4 -- Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 16, 2000. Stockholders approved the following proposals:

a. A proposal to fix the number of directors at twelve was approved. Andrew S. Kowalczyk, Jr., Dan B. Marshman, John G. Martines and John C. Mitchell were elected as directors with terms of office to expire at the 2003 Annual Meeting of Stockholders. Bruce D. Howe was elected as director with a term of office to expire at the 2002 Annual Meeting of Stockholders. William C. Gumble was elected as director with a term of office to expire at the 2001 Annual Meeting of Stockholders.

     Andrew S. Kowalczyk, Jr. was elected, with 14,605,272 votes FOR, and
       244,449 votes WITHHELD.
     Dan B. Marshman was elected, with 14,595,600 votes FOR, and 254,118 votes
       WITHHELD.
     John G. Martines was elected, with 14,588,023 votes FOR, and 261,696 votes
       WITHHELD.
     John C. Mitchell was elected, with 14,610,020 votes FOR, and 239,699 votes
       WITHHELD.
     Bruce D. Howe was elected, with 14,592,815 votes FOR, and 256,902 votes
       WITHHELD.
     William C. Gumble was elected, with 14,590,706 votes FOR, and 259,012 votes
       WITHHELD.

b. Proposal to ratify the Board of Directors action in selection of KPMG LLP as Independent Public Accountants for the Company for 2000.

     The proposal was approved, with 14,669,825 votes FOR, 162,645 votes AGAINST, and 186,813 votes ABSTAINING.

c. Proposal to ratify the Board of Directors adoption of the NBT Employee Stock Purchase Plan.

     The proposal was approved, with 13,805,732 votes FOR, 940,787 votes AGAINST, and 272,757 votes ABSTAINING.

After approval of the three previously mentioned proposals, the Annual Meeting was adjourned. On June 20, 2000 the Annual Meeting of Stockholders was reconvened. Stockholders approved the following proposal:

d. To approve the Agreement and Plan of Merger, dated as of December 7, 1999, and amended as of March 7, 2000, by and between NBT Bancorp Inc. and Pioneer American Holding Company Corp.

     The proposal was approved, with 12,706,907 votes FOR, 1,017,498 votes AGAINST, and 387,789 votes ABSTAINING.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

(a)  An index to exhibits follows the signature page of this FORM 10-Q.

(b) During the quarter ended June 30, 2000, the Company filed the following Current Reports on Form 8-K:

         Current report on Form 8K filed with the Securities and Exchange Commission on April 28, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of August, 2000.




                                NBT BANCORP INC.



                           By: /S/ MICHAEL J. CHEWENS
                              -------------------------
                             Michael J. Chewens, CPA
                            Executive Vice President
                      Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS

         The following documents are attached as Exhibits to this FORM 10-Q or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page number or exhibit cross-reference to the prior filings of the Registrant with the Commission.


FORM 10-Q
Exhibit                                                                             Exhibit
NUMBER                                                                              CROSS-REFERENCE
------                                                                              ---------------
10.1     Amendment No. 1 to Agreement and Plan of Merger dated as of
         May 17, 2000 by and between NBT Bancorp Inc. and BSB
         Bancorp, Inc.                                                              Herein

 27.1    Financial Data Schedule for the six months ended June 30, 2000             Herein

 27.2    Financial Data Schedule for the six months ended June 30, 1999             Herein