Form 10-Q
period 2000-09-30
NBT BANCORP INC
filed 2000-11-14
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000.
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
For the transition period from ________ to ________.


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of October 31, 2000, there were 23,692,625 shares outstanding of the Registrant's common stock, $0.01 par value.
There were no shares of the Registrant's preferred stock, par value $0.01, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                                NBT BANCORP INC.
                   FORM 10-Q--Quarter Ended September 30, 2000


                                TABLE OF CONTENTS





PART I       FINANCIAL INFORMATION

Item 1       Interim Financial Statements (Unaudited)

             Consolidated Balance Sheets at September 30, 2000, December 31, 1999 (Audited), and September 30, 1999

             Consolidated Statements of Income for the three month and nine month periods ended September 30, 2000 and 1999

             Consolidated Statements of Stockholders' Equity for the nine month periods ended September 30, 2000 and 1999

             Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999

             Consolidated Statements of Comprehensive Income for the three month and nine month periods ended September 30, 2000 and 1999

             Notes to Unaudited Interim Consolidated Financial Statements

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

SIGNATURES

INDEX TO EXHIBITS


NBT BANCORP INC. AND SUBSIDIARIES                                   SEPTEMBER 30,     December 31,     September 30,
CONSOLIDATED BALANCE SHEETS                                             2000              1999             1999
-------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                      (UNAUDITED)                        (Unaudited)
ASSETS
Cash and cash equivalents                                           $     76,325       $   79,629       $   73,585
Securities available for sale, at fair value                             590,895          606,727          628,962
Securities held to maturity (fair value-$104,742,
 $109,147 and $110,473)                                                  107,320          113,318          113,521
Loans                                                                  1,667,633        1,466,867        1,424,073
Less allowance for loan losses                                           (22,682)         (19,711)         (19,101)
-------------------------------------------------------------------------------------------------------------------
   Net loans                                                           1,644,951        1,447,156        1,404,972
Premises and equipment, net                                               44,308           47,097           46,744
Other assets                                                              95,265           86,280           85,246
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $2,559,064       $2,380,207       $2,353,030
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                         $  284,600       $  267,895       $  264,537
 Savings, NOW, and money market                                          632,809          605,334          599,221
 Time                                                                  1,019,074          903,862          875,855
-------------------------------------------------------------------------------------------------------------------
   Total deposits                                                      1,936,483        1,777,091        1,739,613
Short-term borrowings                                                    154,162          142,267          147,304
Long-term debt                                                           236,418          251,970          253,774
Other liabilities                                                         25,018           17,407           17,746
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                   2,352,081        2,188,735        2,158,437
-------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock,  $0.01 par value at September 30, 2000,
    no par, stated value $1.00 at December 31, 1999 and
    September 30, 1999; shares authorized - 2,500,000                          -                -                -
   Common stock, $0.01 par value and 30,000,000 authorized
    at September 30, 2000, no par, stated value $1.00 and 15,000,000 authorized at December 31, 1999 and September 30, 1999;
    issued 24,213,882,  23,786,450, and 23,156,087 at September 30, 2000,
    December 31, 1999 and September 30, 1999, respectively                   242           23,786           23,156
   Additional paid-in-capital                                            184,915          156,112          145,233
   Retained earnings                                                      48,030           44,949           54,167
   Accumulated other comprehensive loss                                  (14,921)         (21,710)         (15,182)
   Common stock in treasury at cost, 521,257, 538,936,
    and 590,489 shares at September 30, 2000, December 31, 1999
    and September 30, 1999, respectively                                 (11,283)         (11,665)         (12,781)
-------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                            206,983          191,472          194,593
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $2,559,064       $2,380,207       $2,353,030
-------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.


                                                           Three months ended                Nine months ended
NBT BANCORP INC. AND SUBSIDIARIES                             September 30,                     September 30,
CONSOLIDATED STATEMENTS OF INCOME                        2000             1999              2000             1999
-------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                          (Unaudited)
Interest and dividend income:
Loans                                                 $36,472          $29,780          $103,059          $85,451
Securities - available for sale                        10,137           10,608            31,006           29,615
Securities - held to maturity                           1,524            1,555             4,657            4,597
Other                                                     768              576             1,864            1,835
-------------------------------------------------------------------------------------------------------------------
  Total interest and fee income                        48,901           42,519           140,586          121,498
-------------------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                               19,038           14,097            52,830           41,480
Short-term borrowings                                   2,441            1,879             6,771            4,329
Long-term debt                                          3,352            3,478            10,133            9,384
-------------------------------------------------------------------------------------------------------------------
  Total interest expense                               24,831           19,454            69,734           55,193
-------------------------------------------------------------------------------------------------------------------
Net interest income                                    24,070           23,065            70,852           66,305
Provision for loan losses                               1,619            1,325             5,418            3,860
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses    22,451           21,740            65,434           62,445
-------------------------------------------------------------------------------------------------------------------

Noninterest income:
Service charges on deposit accounts                     2,208            2,048             6,365            5,786
Broker/dealer fees                                      1,009                -             1,573                -
Trust                                                     784              835             2,455            2,505
Net securities gains                                      137              838               143            1,802
Other                                                   1,485            1,491             4,325            4,640
-------------------------------------------------------------------------------------------------------------------
  Total noninterest income                              5,623            5,212            14,861           14,733
-------------------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                          9,034            7,756            25,605           22,409
Office supplies and postage                               660              643             2,062            2,171
Occupancy                                               1,342            1,279             4,172            3,858
Equipment                                               1,374            1,329             4,217            3,900
Professional fees and outside services                  1,455              872             3,536            2,697
Data processing and communications                      1,167            1,225             3,638            3,546
Amortization of intangible assets                         445              329             1,159            1,003
Merger and acquisition costs                            2,687              250             6,583              269
Other operating                                         1,974            2,335             6,568            5,859
-------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                            20,138           16,018            57,540           45,712
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                              7,936           10,934            22,755           31,466
Income taxes                                            2,781            3,915             8,251           11,029
-------------------------------------------------------------------------------------------------------------------
   NET INCOME                                         $ 5,155          $ 7,019           $14,504          $20,437
-------------------------------------------------------------------------------------------------------------------

Earnings per share:
   Basic                                              $  0.22          $  0.30          $   0.62          $  0.88
   Diluted                                            $  0.22          $  0.30          $   0.62          $  0.87
-------------------------------------------------------------------------------------------------------------------

All per share data has been restated to give retroactive effect to stock dividends and splits.

See notes to unaudited interim consolidated financial statements.


NBT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
                                                                              Accumulated
                                               Additional                          Other
                                     Common      Paid-in-      Retained    Comprehensive     Treasury
                                      Stock       Capital      Earnings    Income (Loss)        Stock          Total
---------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 1998        $23,188     $146,823        $43,253         $  3,736      $(12,962)     $204,038
Net income                                                       20,437                                       20,437
Cash dividends - $0.486 per share                                (9,507)                                      (9,507)
Payment in lieu of fractional shares                                (16)                                         (16)
Purchase of 341,763 treasury shares                                                             (6,373)       (6,373)
Issuance of 317,973 shares to
  employee benefit and other
  stock plans                            96           12                                         4,824         4,932
Retirement of 128,263 treasury shares  (128)      (1,602)                                        1,730
Other comprehensive loss                                                         (18,918)                    (18,918)
---------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 1999       $23,156     $145,233        $54,167         $(15,182)     $(12,781)     $194,593
---------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999        $23,786     $156,112        $44,949         $(21,710)     $(11,665)     $191,472
Net income                                                       14,504                                       14,504
Cash dividends - $0.510 per share                               (11,400)                                     (11,400)
Payment in lieu of fractional shares                                (23)                                         (23)
Issuance of 24,122 shares to employee
   benefit and other stock plans          6         (146)                                          382           242
Change of $1.00 stated value per
   share to $0.01 value per share   (23,554)      23,554
Issuance of 420,989 shares to
   purchase M. Griffith, Inc.             4        4,792                                                       4,796
Tax benefit from stock options                       603                                                         603
Other comprehensive income                                                         6,789                       6,789
---------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2000       $   242     $184,915        $48,030         $(14,921)     $(11,283)     $206,983
---------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.

Note:
Dividend per share data represents historical dividends per share of NBT Bancorp Inc. stand-alone and have been adjusted for stock dividends.


NBT BANCORP INC. AND SUBSIDIARIES                                             Nine Months Ended September 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                               2000                 1999
-------------------------------------------------------------------------------------------------------------
(in thousands)                                                                          (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                     $  14,504            $  20,437
Adjustments to reconcile net income to net cash provided
 by operating activities:
  Provision for loan losses                                                        5,418                3,860
  Depreciation of premises and equipment                                           3,727                3,575
  Net accretion on securities                                                       (188)               (766)
  Amortization of intangible assets                                                1,159                1,003
  Proceeds from sales of loans originated for sale                                10,947               25,823
  Origination and purchases of loans held for sale                                (8,169)             (22,553)
  Net gain on sales of loans                                                         (82)                (336)
  Net loss on disposal of premises and equipment                                      39                    -
  Net loss (gain) on sale of other real estate owned                                  99                 (415)
  Writedown of other real estate owned                                               235                  157
  Net realized gains on sales of securities                                         (143)              (1,802)
  Increase in other assets                                                        (6,778)                (672)
  Increase in other liabilities                                                    7,794                   76
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         28,562               28,387
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Net cash provided by acquisitions                                                 33,170                    -
Securities available for sale:
  Proceeds from maturities                                                        30,911               79,071
  Proceeds from sales                                                             10,270              107,473
  Purchases                                                                      (12,148)            (248,919)
Securities held to maturity:
  Proceeds from maturities                                                        25,416               28,223
  Purchases                                                                      (21,316)             (32,342)
Net increase in loans                                                           (207,013)            (154,517)
Purchase of premises and equipment, net                                             (499)              (5,652)
Proceeds from sales of other real estate owned                                     1,463                2,519
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (139,746)            (224,144)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in deposits                                                         122,718               75,306
Net increase in short-term borrowings                                             11,895               47,432
Proceeds from issuance of long-term debt                                           5,000               75,000
Repayments of long-term debt                                                     (20,552)              (5,194)
Proceeds from issuance of common stock to stock plan                                 242                4,932
Purchase of treasury stock                                                             -               (6,373)
Cash dividends and payment for fractional shares                                 (11,423)              (9,523)
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        107,880              181,580
-------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                         (3,304)             (14,177)
Cash and cash equivalents at beginning of period                                  79,629               87,762
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $  76,325            $  73,585
-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW  INFORMATION:  Cash paid during the period for:
  Interest                                                                     $  60,970            $  54,613
  Income taxes                                                                     8,276               10,895
-------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.


NBT BANCORP INC, AND SUBSIDIARIES                                                         Nine Months Ended September 30,
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:                               2000            1999
--------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                            (Unaudited)

Loans transferred to other real estate owned                                                    $  1,104        $  1,761
Fair value of assets acquired                                                                      1,068               -
Fair value of liabilities assumed                                                                 37,094               -
COMMON STOCK ISSUED FOR ACQUISITIONS                                                               4,796               -
--------------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.


                                                                    Three months ended               Nine months ended
NBT BANCORP INC. AND SUBSIDIARIES                                     September 30,                   September 30,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)             2000           1999            2000            1999
-----------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                      (Unaudited)

Net Income                                                      $ 5,155        $ 7,019         $14,504        $ 20,437
-----------------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax
     Unrealized holding gains (losses) arising during
         period [pre-tax amounts of  $8,572,
         $(6,097), $11,115 and $(28,696)]                         5,345         (3,769)          6,874         (17,831)
     Less: Reclassification adjustment for net gains
         included in net income [pre-tax amounts of
         $(137), $(838), $(143) and $(1,802)]                       (81)          (497)            (85)         (1,087)
-----------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                           5,264         (4,266)          6,789         (18,918)
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income                                            $10,419        $ 2,753         $21,293        $  1,519
-----------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its wholly-owned subsidiaries, NBT Bank, N.A. (NBT), LA Bank, N.A. (LA), Pioneer American Bank, N.A. (Pioneer American) and NBT Financial Services, Inc. All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.
     The consolidated balance sheet at December 31, 1999 has been derived from the audited supplemental consolidated balance sheet at that date, which appears in the Current Report on Form 8-K filed on August 1, 2000. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 1999 and the supplemental consolidated financial statements and notes thereto referred to above. The September 30, 1999 unaudited interim consolidated financial statements have been restated to give effect to the mergers with Lake Ariel Bancorp, Inc. and Pioneer American Holding Company Corp., which closed on February 17, 2000 and July 1, 2000, respectively, and were accounted for as poolings-of-interest.

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


----------------------------------------------------------------------------------------------------------
         Three months ended September 30,                                       2000                 1999
----------------------------------------------------------------------------------------------------------
         (in thousands, except per share data)
         Basic EPS:
           Weighted average common shares outstanding                         23,692               23,076
           Net income available to common shareholders                       $ 5,155              $ 7,019
----------------------------------------------------------------------------------------------------------
         Basic EPS                                                           $  0.22              $  0.30
----------------------------------------------------------------------------------------------------------

         Diluted EPS:
           Weighted average common shares outstanding                         23,692               23,076
           Dilutive common stock options                                          17                  300
----------------------------------------------------------------------------------------------------------
           Weighted average common shares and common
            share equivalents                                                 23,709               23,376
           Net income available to common shareholders                       $ 5,155              $ 7,019
----------------------------------------------------------------------------------------------------------
         Diluted EPS                                                         $  0.22              $  0.30
----------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
         Nine months ended September 30,                                        2000                 1999
----------------------------------------------------------------------------------------------------------
         (in thousands, except per share data)

         Basic EPS:
           Weighted average common shares outstanding                         23,476               23,104
           Net income available to common shareholders                       $14,504              $20,437
----------------------------------------------------------------------------------------------------------
         Basic EPS                                                           $  0.62              $  0.88
----------------------------------------------------------------------------------------------------------

         Diluted EPS:
           Weighted average common shares outstanding                         23,476               23,104
           Dilutive common stock options                                          71                  323
----------------------------------------------------------------------------------------------------------
           Weighted average common shares and common
            share equivalents                                                 23,547               23,427
           Net income available to common shareholders                       $14,504              $20,437
----------------------------------------------------------------------------------------------------------
         Diluted EPS                                                         $  0.62              $  0.87
----------------------------------------------------------------------------------------------------------

     There were 944,690 stock options for the quarter ended September 30, 2000 and 219,672 stock options for the quarter ended September 30, 1999 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods. There were 791,174 stock options for the nine month period ended September 30, 2000 and 217,572 stock options for the nine month period ended September 30, 1999 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

MERGERS AND ACQUISITIONS
On February 17, 2000, Lake Ariel Bancorp, Inc. (Lake Ariel), the parent company of LA Bank, N.A., merged with and into NBT Bancorp Inc. with each issued and outstanding share of Lake Ariel exchanged for 0.9961 shares of NBT Bancorp Inc. common stock. The transaction resulted in the issuance of 5.0 million shares of NBT Bancorp Inc. common stock, bringing the Company's outstanding shares to 18.1 million after the merger. The merger results in NBT Bancorp Inc. being the surviving holding company for NBT Bank, N.A. and LA Bank, N.A., and NBT Financial Services, Inc. The merger is being accounted for as a pooling-of-interests and qualifies as a tax-free exchange for Lake Ariel shareholders. LA Bank, N.A. is a commercial bank headquartered in northeast Pennsylvania with twenty-two branch offices in five counties and approximately $570 million in assets at December 31, 1999.
     On July 1, 2000, Pioneer American Holding Company Corp., the parent company of Pioneer American Bank, N.A., merged with and into NBT Bancorp Inc. The merger is being accounted for as a pooling-of-interests and qualifies as a tax-free exchange for Pioneer American shareholders. Shareholders of Pioneer American received 1.805 shares of NBT Bancorp Inc., resulting in the issuance of 5.2 million shares of NBT Bancorp Inc. common stock bringing the Company's outstanding shares to 23.7 million after the merger. The merger results in NBT Bancorp Inc. being the surviving holding company for NBT Bank, N.A., LA Bank, N.A., Pioneer American Bank, N.A., and NBT Financial Services, Inc. Pioneer American Bank, N.A. is a full service commercial bank with total assets of approximately $418 million at June 30, 2000 and seventeen branches in northeast Pennsylvania. Pioneer American Bank, N.A. will ultimately be merged together with LA Bank, N.A. to form the largest community bank headquartered in northeast Pennsylvania.
     On May 5, 2000, NBT Bancorp Inc. completed the purchase of M. Griffith, Inc., a Utica, New York based securities firm offering investment advisor and asset-management services, primarily in the Mohawk Valley region. In the transaction, $3.3 million was recognized as goodwill. M. Griffith, Inc., a full-service broker/dealer and a Registered Investment Advisor, is a wholly-owned subsidiary of NBT Financial Services, Inc. NBT Financial Services, Inc. was created in September of 1999 to concentrate on expanding NBT Bancorp Inc.'s menu of financial services.
     On June 2, 2000, NBT Bancorp Inc.'s subsidiary (LA Bank, N.A.) purchased two branches from Mellon Bank, recognizing the $4.3 million deposit premium as an intangible asset.
     On April 20, 2000, NBT Bancorp Inc. and BSB Bancorp, Inc. announced the signing of a definitive agreement to merge, whereby shareholders of BSB Bancorp, Inc. would receive a fixed ratio of 2.0 shares of NBT Bancorp Inc. common stock for each share of BSB Bancorp, Inc. common stock. The merger was expected to close in the fourth quarter of 2000, subject to shareholder and regulatory approval. However, on October 4, 2000, NBT terminated its definitive agreement to merge with BSB Bancorp, Inc.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes comprehensive accounting and reporting requirements for derivative instruments and hedging activities. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The accounting for gains or losses resulting from changes in the values of those derivatives would be dependent on the use of the derivative and the type of risk being hedged. During the second quarter of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133". FASB No. 137 defers the effective date of FASB No. 133 by one year from fiscal quarters of fiscal years beginning after June 15, 1999 to fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Derivative Instruments and Hedging Activities, and amendment to the FASB Statement No. 133". This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. Based upon the preliminary evaluations management has estimated that if NBT had adopted SFAS No. 133 on September 30, 2000, the initial adoption would not have had a material effect on NBT's financial statements. However, the effect of adoption on January 1, 2001 cannot be estimated with certainty at this time, as it is subject to unknown variables at that date such as (1) actual derivatives and related hedge positions, if any, (2) market values of derivatives and related hedged items, if any, and (3) further ongoing interpretation of SFAS No. 133 by the FASB.
      In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". FASB Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues. The adoption of this Interpretation did not have a material effect on the Company's financial position or results of operations.

NBT BANCORP INC. AND SUBSIDIARY
ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiaries, NBT Bank, N.A. (NBT), LA Bank N.A. (LA), Pioneer American Bank N.A. (Pioneer American) and NBT Financial Services, Inc. collectively referred to herein as the Company. This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's interim consolidated financial statements and footnotes thereto included in this FORM 10-Q. Reference should also be made to the Company's 1999 FORM 10-K and Current Report on Form 8-K filed August 1, 2000, for an understanding of the following discussion and analysis. Throughout this discussion and analysis, amounts per common share and common shares outstanding have been adjusted retroactively for stock dividends, splits and poolings of interest.
     On October 23, 2000, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.17 per share. The cash dividend will be paid on December 15, 2000 to stockholders of record as of December 1, 2000.

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

OVERVIEW
Net income of $5.2 million ($0.22 per diluted share) was recognized in the third quarter of 2000, compared to third quarter 1999 net income of $7.0 million ($0.30 per diluted share). The third quarter of 2000 results include $2.2 million in after-tax merger and acquisition expenses. Also contributing to the decline in net income was a decrease in pre-tax securities gains between reporting periods from $0.8 million in the third quarter of 1999 to $0.1 million during the same period of 2000.
     Net income of $14.5 million ($0.62 per diluted share) was recognized for the nine month period ended September 30, 2000, compared to net income of $20.4 million ($0.87 per diluted share) for the first nine months of 1999. The nine month period ended September 30, 2000 include $5.4 million in after-tax merger and acquisition expenses. Also contributing to the decline in net income for the nine month period ended September 30, 2000 was $1.8 million in net gains on the sales of securities during the first nine months of 1999 versus $0.1 million during the same period of 2000.
     Table 1 depicts several measurements of performance on an annualized basis. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios declined for the three and nine month periods ended September 30, 2000 compared to the same periods a year previous. The decline in these ratios can be attributed to the reduction in net income for both periods as described above.
     Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the cost of funding. Interest income for tax-exempt securities and loans is adjusted to a taxable equivalent basis using the statutory Federal income tax rate of 35%.

         TABLE 1
         PERFORMANCE MEASUREMENTS
---------------------------------------------------------------------------------------
                                                First     Second     THIRD       NINE
                                              Quarter    Quarter   QUARTER     MONTHS
---------------------------------------------------------------------------------------
         2000
         Return on average assets               0.88%      0.66%     0.81%      0.78%
         Return on average equity              10.95%      8.42%    10.14%      9.83%
         Net interest margin                    4.24%      4.15%     4.11%      4.17%
---------------------------------------------------------------------------------------
         1999
         Return on average assets               1.25%      1.21%     1.20%      1.22%
         Return on average equity              13.16%     13.32%    14.25%     13.57%
         Net interest margin                    4.38%      4.34%     4.31%      4.34%
---------------------------------------------------------------------------------------


NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest-bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the major determining factors in a financial institution's performance as it is the principal source of earnings.
     Net federal taxable equivalent (FTE) interest income increased $1.0 million for the third quarter of 2000 compared to the same period of 1999. This increase was primarily a result of the $214.5 million increase in average earning assets, primarily the result of continued loan growth.
     Total FTE interest income for the quarter ended September 30, 2000 increased $6.4 million compared to third quarter 1999, a result of the previously mentioned increase in average earning assets as well as a 38 basis point increase in the yield earned on those earning assets. The increase in the yield on earning assets can be primarily attributed to a 38 basis point increase in the yield on the loan portfolio. The increase in the yield earned on earning assets can be attributed to the rising interest rate environment during late 1999 and the first half of 2000. During the same time period, total interest expense increased $5.4 million, primarily the result of a $184.6 million increase in average interest bearing liabilities between reporting periods. Also contributing to the increased interest expense was a 68 basis point increase in the cost of interest bearing liabilities, also the result of the rising interest rate environment during late 1999 and early 2000. Driving this increase in the cost of funds was a 95 basis point increase in the cost of time deposits and a 125 basis point increase in the cost of short-term borrowings. This increase in the cost of funds resulted in a 30 basis point decline in the interest rate spread, as the Company's liabilities repriced faster than the earning assets during the rising rate environment.
     Net federal taxable equivalent (FTE) interest income increased $5.0 million for the first nine months of 2000 compared to the same period of 1999. This increase was primarily a result of the $246.4 million increase in average earning assets, primarily the result of continued loan growth.
     Total FTE interest income for the nine months ended September 30, 2000 increased $19.5 million compared to same period of 1999, also a result of the increase in average earning assets as well as a 28 basis point increase in the yield earned on those earning assets. The increase in the yield on earning assets can be primarily attributed to an 24 basis point increase in the yield on the loan portfolio. During the same time period, total interest expense increased $14.5 million, primarily the result of a $215.3 million increase in average interest bearing liabilities between reporting periods. Also contributing to the increased interest expense was a 52 basis point increase in the cost of interest bearing liabilities, the result of the rising interest rate environment during late 1999 and the first half of 2000. Driving this increase in the cost of funds was a 66 basis point increase in the cost of time deposits and a 112 basis point increase in the cost of short-term borrowings. This increase in the cost of funds resulted in a 24 basis point decline in the interest rate spread, as the Company's liabilities repriced faster than the earning assets during the rising rate environment.
     Another important performance measurement of net interest income is the net interest margin. The net interest margin decreased to 4.11% for the third quarter of 2000, down from 4.31% during the same period in 1999. The net interest margin decreased to 4.17% for first nine months of 2000, down from 4.34% for the comparable period in 1999. The decrease in the net interest margin during 2000 as compared to 1999 can be attributed to the previously mentioned decrease in the interest rate spread as the interest bearing liabilities repriced faster than the earning assets during the recent rising interest rate environment.
         Table 2 represents an analysis of net interest income on a federal taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the Federal income tax rate of 35%.


      TABLE 2
      COMPARATIVE ANALYSIS OF FEDERAL TAXABLE EQUIVALENT NET INTEREST INCOME
-------------------------------------------------------------------------------------------------------------
Three months ended September 30,
         Annualized
         Yield/Rate                                       Amounts                      Variance
-------------------------------------------------------------------------------------------------------------
 2000    1999  (dollars in thousands)                 2000      1999      TOTAL    VOLUME      RATE
 ----    ----                                         ----      ----      -----    ------      ----
6.02%   3.28%  Interest bearing deposits           $    29   $     4    $   25   $    20    $     5
6.44%   5.16%  Federal funds sold                      140       121        19        (7)        26
8.53%   6.64%  Other                                   598       448       150        20        130
6.68%   6.64%  Securities available for sale        10,395    10,864      (469)     (540)        71
6.90%   6.80%  Securities held to maturity           1,907     1,918       (11)      (68)        57
8.88%   8.50%  LOANS                                36,692    29,982     6,710     5,346      1,364
               ------------------------------------------------------------------------------------
8.21%   7.83%  Total interest income                49,761    43,337     6,424     4,771      1,653

3.74%   3.03%  Money Market Deposit Accounts         1,324     1,000       324        79        245
1.84%   1.56%  NOW accounts                            974       758       216        71        145
2.78%   2.71%  Savings accounts                      1,946     1,877        69        21         48
5.86%   4.91%  Time deposits                        14,793    10,462     4,331     2,143      2,188
6.23%   4.98%  Short-term borrowings                 2,442     1,879       563        80        483
5.62%   5.54%  LONG-TERM DEBT                        3,352     3,478      (126)     (178)        52
               ------------------------------------------------------------------------------------
4.87%   4.19%  TOTAL INTEREST EXPENSE               24,831    19,454     5,377     2,216      3,161
               ------------------------------------------------------------------------------------
               Net interest income                 $24,930   $23,883    $1,047   $ 2,555   $ (1,508)
               =====================================================================================
3.34%   3.64%  Interest rate spread
=====   =====  ====================
4.11%   4.31%  Net interest margin
=====   =====  ===================
               FTE adjustment                      $   860   $   818
               ==============                      =======   =======

                        Nine Months Ended September 30,
         Annualized
         Yield/Rate                                        Amounts                      Variance
-------------------------------------------------------------------------------------------------------------
 2000    1999  (dollars in thousands)                 2000      1999      TOTAL    VOLUME       RATE
 ----    ----                                         ----      ----      -----    ------       ----
5.67%   3.56%  Interest bearing deposits           $    54   $    15    $   39   $    26   $     13
6.20%   4.77%  Federal funds sold                      293       541      (248)     (510)       262
7.29%   6.58%  Other                                 1,517     1,278       239        94        145
6.76%   6.58%  Securities available for sale        31,797    30,249     1,548       726        822
6.83%   7.04%  Securities held to maturity           5,818     5,623       195       358       (163)
8.79%   8.55%  LOANS                               103,708    85,950    17,758    15,239      2,519
               -------------------------------------------------------------------------------------
8.13%   7.85%  Total interest income               143,187   123,656    19,531    15,933      3,598

3.43%   2.94%  Money Market Deposit Accounts         3,466     2,871       595        96        499
1.79%   1.70%  NOW accounts                          2,747     2,480       267       180         87
2.77%   2.74%  Savings accounts                      5,646     5,459       187      (391)       578
5.58%   4.92%  Time deposits                        40,971    30,670    10,301     5,863      4,438
5.94%   4.82%  Short-term borrowings                 6,771     4,329     2,442     1,305      1,137
5.61%   5.57%  LONG-TERM DEBT                       10,133     9,384       749       674         75
               -------------------------------------------------------------------------------------
4.69%   4.17%  TOTAL INTEREST EXPENSE               69,734    55,193    14,541     7,727      6,814
               -------------------------------------------------------------------------------------
               Net interest income                 $73,453   $68,463    $4,990   $ 8,206   $ (3,216)
               ======================================================================================
3.44%   3.68%  Interest rate spread
=====   =====  ====================
4.17%   4.34%  Net interest margin
=====   =====  ===================
               FTE adjustment                      $ 2,601   $ 2,158
               ==============                      =======   =======

PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is a valuation allowance established to provide for the inherent risk of loss in the Company's loan portfolio. The allowance is maintained at a level considered adequate to provide for loan loss exposure based on management's estimate of probable losses in the portfolio considering an evaluation of risk, economic factors, and past loss experience. Management determines the provision and allowance for loan losses based on a number of factors including a comprehensive independent loan review program conducted throughout the year. The loan portfolio is continually evaluated in order to identify problem loans, credit concentration, and other risk factors such as economic conditions and trends. The allowance for loan losses to outstanding loans at September 30, 2000 is 1.36%, compared to 1.34% at September 30, 1999. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.
     Table 3 reflects changes to the allowance for loan losses for the periods presented. Net charge-offs for the quarter ended September 30, 2000 increased $31 thousand, or 3.4% compared to the same period of 1999. Annualized net charge-offs to average loans declined to 0.23% for the third quarter of 2000, down from 0.26% for the comparable period of 1999. Net charge-offs for nine month period ended September 30, 2000 declined $543 thousand, or 18.16% compared to the same period of 1999. Annualized net charge-offs to average loans declined to 0.21% for the first nine months of 2000, compared to 0.30% for the comparable period of 1999. The provision for loan losses of $1.6 million for the quarter ended September 30, 2000 increased over the comparable period of 1999 provision of $1.3 million. The provision for loan losses of $5.4 million for the nine month period ended September 30, 2000 increased over the comparable period of 1999 provision of $3.9 million. The provision for loan losses was increased as a result of continued significant loan growth, the changing mix of the Company's loan portfolio and increased nonperforming loans, offset in part by a decline in net charge-offs.


TABLE 3
ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------------------------------------
                                          Three months ended                    Nine months ended
                                             September 30,                        September 30,
(dollars in thousands)                   2000           1999                2000             1999
-----------------------------------------------------------------------------------------------------------
Balance, beginning of period          $22,005        $18,687             $19,711          $18,231
Recoveries                                418            312                 918              773
Charge-offs                            (1,360)        (1,223)             (3,365)          (3,763)
-----------------------------------------------------------------------------------------------------------
Net charge-offs                          (942)          (911)             (2,447)          (2,990)
Provision for loan losses               1,619          1,325               5,418            3,860
-----------------------------------------------------------------------------------------------------------
Balance, end of period                $22,682        $19,101             $22,682          $19,101
-----------------------------------------------------------------------------------------------------------

COMPOSITION OF NET CHARGE-OFFS
-----------------------------------------------------------------------------------------------------------
Commercial and agricultural           $  (363)  39%  $  (565)     62%    $  (982)    40%  $(1,623)    54%
Real estate mortgage                     (160)  17%      (54)      6%       (432)    18%     (241)     8%
Consumer                                 (419)  44%     (292)     32%     (1,033)    42%   (1,126)    38%
-----------------------------------------------------------------------------------------------------------
Net charge-offs                       $  (942) 100%  $  (911)    100%    $(2,447)   100%  $(2,990)   100%
-----------------------------------------------------------------------------------------------------------
Annualized net charge-offs
 to average loans                             0.23%             0.26%              0.21%            0.30%
-----------------------------------------------------------------------------------------------------------
Net charge-offs to average loans for the year ended
 December 31, 1999                                                                                  0.29%
-----------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest income for the third quarter of 2000, excluding security gains, increased $1.1 million or 25.4% when compared to third quarter of 1999. Service charges on deposit accounts increased $0.2 million in the third quarter of 2000 compared to the same period of 1999. This improvement can be primarily attributed to an increase in service fee and overdraft income resulting from growth in demand deposit accounts. Broker/dealer fees increased $1.0 million in the third quarter of 2000 compared to the same period of 1999. The increase in other income can be attributed to revenue generated from the previously mentioned addition of M. Griffith, Inc. in May of 2000.

     For the nine month period ended September 30, 2000, excluding security gains, noninterest income increased $1.8 million or 13.8% compared to the same period during 1999. Service charges on deposit accounts increased $0.6 million during this period. This improvement can be attributed to an increase in service fee and overdraft income resulting from growth in demand deposit accounts. Broker/dealer fees increased $1.6 million for the nine month period ended September 30, 2000 compared to the same period of 1999. This increase is primarily attributed to the addition of M. Griffith, Inc.


NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Total noninterest expense for the quarter ended September 30, 2000 increased $4.1 million compared to the same time period of 1999. Noninterest expense for the nine month period ended September 30, 2000 increased $11.8 million compared to the same time period of 1999. Contributing to the increase in noninterest expense for the quarter and nine month period ended September 30, 2000 is $2.7 million and $6.6 million, respectively in pre-tax merger and acquisition related expenses associated with the previously mentioned mergers and terminated merger. It is anticipated that the Company will incur approximately $8.2 million in additional merger and acquisition expenses related to the Lake Ariel and Pioneer American mergers during 2000. In connection with the terminated merger with BSB Bancorp, Inc., certain arrangements made prior to the merger termination are currently being reviewed and could result in additional costs to NBT.
     Salaries and employee benefits for the quarter and nine month period ended September 30, 2000 increased $1.3 million and $3.2 million, respectively compared to the same periods of 1999. Contributing to the increase in salaries and employee benefits during 2000 was the addition of M. Griffith, Inc. in May of 2000.
     Occupancy expense for the nine month period ended September 30, 2000 experienced a $0.3 million increase compared to the same period in 1999. Contributing to this increase in occupancy expense was a rise in security expense resulting from a third party contract to enhance the maintenance of the Company's security equipment.
     Equipment expense for the nine month period ended September 30, 2000 experienced a $0.3 million increase compared to the same period in 1999, primarily attributable to increased equipment depreciation and maintenance.
     Professional fees and outside service expense for the three and nine month periods ended September 30, 2000 increased $0.6 million and $0.8 million, respectively compared to the same periods in 1999. These costs relate primarily to the implementation of various strategic planning initiatives.
     Other operating expense for the nine month period ended September 30, 2000 increased $0.7 million compared to the same periods of 1999. Included in other operating expense were net gains on the sale of other real estate owned of $0.1 million for the nine month period ended September 30, 2000 compared to $0.5 million for the same period of 1999.
     One important operating efficiency measure that the Company closely monitors is the efficiency ratio. The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by FTE net interest income plus noninterest income (excluding net security gains and losses, OREO gains and losses, and nonrecurring income). The efficiency ratio increased to 57.80% for the quarter ended September 30, 2000 from 55.70% in the same period of 1999. The efficiency ratio increased to 57.65% for the nine month period ended September 30, 2000 from 56.40% in the same period of 1999. The increase in the efficiency ratio during 2000 can be attributed to the increase in noninterest expense between reporting periods.


INCOME TAXES
Income tax expense was $2.8 million for the quarter ended September 30, 2000 compared with $3.9 million for the same period of 1999. For the first nine months of 2000, income tax expense amounted to $8.3 million compared with $11.0 million in 1999. The decrease in income taxes during the quarter and nine month period ended September 30, 2000 as compared to the same periods of 1999 can be primarily attributed to the decreased income before income taxes between reporting periods. The effective tax rate was 35.0% for the quarter ended September 30, 2000 and 35.8% for the same period of 1999. The effective tax rate was 36.3% for the nine month period ended September 30, 2000 and 35.1% for the same period of 1999.

BALANCE SHEET
The following table highlights the changes in the balance sheet. Since period end balances can be distorted by one day fluctuations, the discussion and analysis concentrates on average balances when appropriate to give a better indication of balance sheet trends.

TABLE 4
AVERAGE BALANCES
-------------------------------------------------------------------------------------------------
                                          Three months ended                 Nine months ended
                                             September 30,                      September 30,
(dollars in thousands)                  2000              1999             2000              1999
-------------------------------------------------------------------------------------------------
Cash and cash equivalents         $   77,225        $   71,734       $   72,139        $   74,755
Securities available for
 sale, at fair value                 590,107           628,519          595,887           608,658
Securities held to maturity          110,006           111,926          113,840           106,851
Loans                              1,643,462         1,398,952        1,575,799         1,344,374
Deposits                           1,916,324         1,707,852        1,859,796         1,671,891
Short-term borrowings                155,863           149,646          152,210           120,090
Long-term debt                       237,399           248,984          241,226           225,370
Stockholders' equity                 202,287           195,392          197,057           201,364
Assets                             2,538,817         2,320,438        2,473,584         2,237,266
Earning assets                     2,410,854         2,196,432        2,353,684         2,107,284
Interest bearing liabilities      $2,027,162        $1,842,590       $1,985,830        $1,770,522
-------------------------------------------------------------------------------------------------

SECURITIES
Average total securities were $40.3 million less for the quarter ended September 30, 2000 than for the same period of 1999. Average total securities were $5.8 million less for the nine month period ended September 30, 2000 than for the same period of 1999. During the quarter ended September 30, 2000, the securities portfolio represented 29.0% of average earning assets compared to 33.7% for the same period of 1999. Total securities at September 30, 2000 were $21.8 million less than securities at December 31, 1999. The reduction in securities during 2000 is a result of the Company using the paydowns from its mortgage-backed securities to fund loan growth. At September 30, 2000, the securities portfolio was comprised of 85% available for sale and 15% held to maturity securities.

LOANS
Average loan volume for the quarter ended September 30, 2000 increased $244.5 million, or 17.5% over third quarter 1999. Average loan volume for the nine month period ended September 30, 2000 increased $231.4 million, or 17.2% over the same period of 1999. Total loans at September 30, 2000 were $200.8 million greater than loans at December 31, 1999, primarily attributed to commercial loans. The Company has continued to experience an increase in the demand for commercial loans, primarily in the business and real estate categories. The Company does not engage in highly leveraged transactions or foreign lending activities.

NONPERFORMING ASSETS AND PAST DUE LOANS
Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due and still accruing, troubled debt restructurings (TDR's), and other real estate owned (OREO). Total nonperforming assets were $13.0 million at September 30, 2000 compared to $11.2 million at September 30, 1999. An increase of $4.4 million in nonaccrual commercial and agricultural loans was partially offset by a decrease in nonaccrual real estate mortgages and other real estate owned of $1.6 million and $1.7 million, respectively. The changes in nonperforming assets are presented in Table 5 below.
     At September 30, 2000, the recorded investment in impaired loans was $7.8 million. Included in this amount is $4.4 million of impaired loans for which the specifically allocated allowance for loan loss is $1.3 million. In addition, included in impaired loans is $3.1 million of impaired loans that, as a result of the adequacy of collateral values or anticipated cash flows do not have a specific reserve. At December 31, 1999, the recorded investment in impaired loans was $6.3 million, of which $1.7 million had a specific allowance allocation of $0.7 million and $4.6 million for which there was no specific reserve. At September 30, 1999, the recorded investment in impaired loans was $4.9 million, of which $2.1 million had a specific allowance allocation of $1.0 million and $2.8 million of which there was no specific reserve. The Company classifies all commercial and small business nonaccrual loans as impaired loans.


TABLE 5
NONPERFORMING ASSETS
-----------------------------------------------------------------------------------------------------------
                                                      SEPTEMBER 30,        December 31,        September 30,
(in thousands)                                            2000                 1999                1999
-----------------------------------------------------------------------------------------------------------
Commercial and agricultural                        $ 7,810    84.37%   $ 6,141    80.85%    $3,370   56.72%
Real estate mortgage                                   491     5.30%       618     8.13%     2,047   34.46%
Consumer                                               956    10.33%       837    11.02%       524    8.82%
-----------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                            9,257      100%     7,596      100%     5,941     100%
-----------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
  Commercial and agricultural                          314    14.12%     1,201    59.28%        55    3.06%
  Real estate mortgage                               1,595    71.72%       641    31.64%     1,158   64.33%
  Consumer                                             315    14.16%       184     9.08%       587   32.61%
-----------------------------------------------------------------------------------------------------------
   Total                                             2,224      100%     2,026      100%     1,800     100%
-----------------------------------------------------------------------------------------------------------
Troubled debt restructured loans                       747               1,014               1,017
   Total nonperforming loans                        12,228              10,636               8,758

Other real estate owned                                745               1,438               2,471
Total nonperforming assets                         $12,973             $12,074             $11,229
-----------------------------------------------------------------------------------------------------------
Nonperforming loans to loans                                   0.73%               0.73%              0.61%
Nonperforming assets to assets                                 0.51%               0.51%              0.48%
Allowance to nonperforming loans                             185.49%             185.32%            218.10%
-----------------------------------------------------------------------------------------------------------

DEPOSITS
Customer deposits represent the greatest source of funding assets. Average total deposits for the quarter ended September 30, 2000 increased $208.5 million compared to same period of 1999. This deposit growth was experienced in all categories, with increases in demand, savings and time of $18.5 million, $30.5 million and $159.5 million, respectively. Average total deposits for the nine month period ended September 30, 2000 increased $187.9 million compared to the same period of 1999. This growth has also been present in all deposit categories, with increases in demand, savings and time of $20.6 million, $19.8 million and $147.5 million, respectively. As previously mentioned, the increase in demand deposits has led to an increase in service charge fee income.

BORROWED FUNDS
The Company's borrowed funds consist of short-term borrowings and long-term debt. Average borrowings for the quarter ended September 30, 2000 were $393.3 million compared to $398.6 million for the same period of 1999. Average borrowings for the nine month period ended September 30, 2000 were $393.4 million compared to $345.5 million for the same period of 1999. The increase in borrowed funds for the nine month period ended September 30, 2000 can be attributed to the need for funding the strong loan growth.

CAPITAL AND DIVIDENDS
Stockholders' equity of $207.0 million represents 8.1% of total assets at September 30, 2000, compared with $191.5 million, or 8.0% at December 31, 1999 and $194.6 million, or 8.3% a year previous.
     In September of 2000, the Company distributed a $0.17 per share cash dividend. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions. The cash dividends as a percentage of net income were 78.6% and 46.5% for the nine month periods ending September 30, 2000 and September 30, 1999, respectively.
     As the capital ratios in Table 6 indicate, the Company remains well capitalized. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.


TABLE 6
CAPITAL MEASUREMENTS
-----------------------------------------------------------------------------------------
                                                            First      Second      THIRD
                                                          Quarter     Quarter    QUARTER
-----------------------------------------------------------------------------------------
2000
Tier 1 leverage ratio                                       8.59%       8.20%      8.11%
Tier 1 capital ratio                                       13.24%      12.61%     12.54%
Total risk-based capital ratio                             14.40%      13.80%     13.75%
Per common share:
 Book value                                              $  8.36     $  8.47    $  8.74
 Tangible book value                                     $  7.99     $  7.79    $  8.08
-----------------------------------------------------------------------------------------
1999
Tier 1 leverage ratio                                       9.03%       8.85%      8.64%
Tier 1 capital ratio                                       14.68%      14.32%     13.95%
Total risk-based capital ratio                             15.87%      15.49%     15.11%
Per common share:
 Book value                                              $  8.81     $  8.45    $  8.42
 Tangible book value                                     $  8.38     $  8.03    $  8.01
-----------------------------------------------------------------------------------------

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.37 at September 30, 2000 and 1.96 a year ago. The per share market price was 14 times annualized earnings at September 30, 2000 and 1999.

TABLE 7
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
--------------------------------------------------------------------------------------

                                                                                  Cash
                                                                             Dividends
Quarter Ending               High              Low             Close          Declared
--------------------------------------------------------------------------------------
1999
March 31                   $23.33           $19.89            $19.89            $0.162
June 30                     21.19            19.05             19.52             0.162
September 30                20.90            16.43             16.49             0.162
December 31                 17.98            14.63             15.50             0.170
--------------------------------------------------------------------------------------
2000
MARCH 31                   $16.50           $11.38            $14.50            $0.170
JUNE 30                     14.50             9.38             10.69             0.170
SEPTEMBER 30                12.50             9.75             12.00             0.170
--------------------------------------------------------------------------------------

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT
The primary objectives of asset and liability management are to provide for the safety of depositor and investor funds, assure adequate liquidity, and maintain an appropriate balance between interest sensitive earning assets and interest bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset/Liability Management Committee (ALCO) is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Interest rate sensitivity management seeks to avoid widely fluctuating net interest margins and to ensure consistent net interest income through periods of changing economic conditions.
     The Company's primary measure of liquidity is called the basic surplus, which compares the adequacy of cash sources to the amounts of volatile funding sources. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources. Accordingly, the Company has established borrowing agreements with other banks (Federal Funds), the Federal Home Loan Bank (short and long-term borrowings which are denoted as advances), and repurchase agreements with investment companies. The Asset/Liability Management Committee has determined that liquidity is adequate to meet the cash flow requirements of the Company.
     Interest rate risk is determined by the relative sensitivities of earning asset yields and interest bearing liability costs to changes in interest rates. The method by which banks evaluate interest rate risk is to look at the interest sensitivity gap, the difference between interest sensitive assets and interest sensitive liabilities repricing during the same period, measured at a specific point in time. Through analysis of the interest sensitivity gap, the Company attempts to position its assets and liabilities to maximize net interest income in several different interest rate scenarios.
     While the static gap evaluation of interest rate sensitivity is useful, it is not indicative of the impact of fluctuating interest rates on net interest income. Once the Company determines the extent of gap sensitivity, the next step is to quantify the potential impact of the interest sensitivity on net interest income. The Company measures interest rate risk based on the potential change in net interest income under various rate environments. The Company utilizes an interest rate risk model that simulates net interest income under various interest rate environments. The model groups assets and liabilities into components with similar interest rate repricing characteristics and applies certain assumptions to these products. These assumptions include, but are not limited to prepayment estimates under different rate environments, potential call options of the investment portfolio and forecasted volumes of the various balance sheet items.
     The Company believes there have been no material changes in the interest rate risk position since December 31, 1999. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

This item is omitted, as there have been no material legal proceedings initiated or settled during the quarter ended September 30, 2000.

Item  2 -- Changes in Securities

Not Applicable

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Registrant's senior securities during the quarter ended September 30, 2000.

Item  4 -- Submission of Matters to a Vote of Security Holders

This item is omitted as there is no disclosure required for the quarter ended September 30, 2000.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

(a)  An index to exhibits follows the signature page of this FORM 10-Q.

(b) During the quarter ended September 30, 2000, the Company filed the following Current Reports on Form 8-K:

         Current report on Form 8K filed with the Securities and Exchange Commission on July 14, 2000
         Current report on Form 8K/A filed with the Securities and Exchange Commission on July 25, 2000
         Current report on Form 8K filed with the Securities and Exchange Commission on August 1, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of November, 2000.




                                NBT BANCORP INC.



                            By: /S/ DARYL R. FORSYTHE
                             ----------------------
                                Daryl R. Forsythe
                                  President and
                             Chief Executive Officer

                                INDEX TO EXHIBITS

The following documents are attached as Exhibits to this FORM 10-Q or, if
annotated by the symbol  *, are incorporated by   reference   as  Exhibits  as
indicated by the page number or exhibit cross-reference to the prior filings of the Registrant with the Commission.


FORM 10-Q
Exhibit                                                                                         Exhibit
NUMBER                                                                                          CROSS-REFERENCE
------                                                                                          ---------------
10.1     Form of Employment Agreement between NBT Bancorp Inc. and
         Michael J. Chewens made as of June 1, 2000                                             Herein

10.2     Supplemental Retirement Agreement between NBT Bancorp Inc., NBT
         Bank, National Association and Michael J. Chewens made as of June 1, 2000              Herein

27.1     Financial Data Schedule for the nine months ended September 30, 2000                   Herein
