Form 10-K
period 2000-12-31
NBT BANCORP INC
filed 2001-03-29
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000.
                                         OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

        Securities Registered Pursuant to Section 12(b) of the Act: None
           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $0.01 Par Value
            Share Purchase Rights pursuant to Stockholder Rights Plan
                                (Title of Class)

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

As of February 28, 2001, there were 23,804,327 shares outstanding of the Registrant's common stock, par value $0.01 per share, of which 22,340,763 common shares having a market value of $378,452,525 were held by nonaffiliates of the Registrant. There were no shares of the Registrant's preferred stock, par value $0.01, outstanding at that date. Rights to purchase shares of the Registrant's preferred stock Series R are attached to the shares of the Registrant's common stock.

                       Documents Incorporated by Reference
Portions of the Proxy Statement of NBT BANCORP INC. for the Annual Meeting of Stockholders to be held on May 3, 2001 are incorporated by reference into Part III of this FORM 10-K as detailed therein.

An index to exhibits follows the signature page of this Form 10-K.


                              CROSS REFERENCE INDEX


Part I.  Item 1     Business
                    Description of Business                                                                             4-9
                    Average Balance Sheets                                                                               14
                    Net Interest Income Analysis - Taxable Equivalent Basis                                              14
                    Net Interest Income and Volume/Rate Variance - Taxable Equivalent Basis                              15
                    Securities Portfolio                                                                                 17
                    Debt Securities - Maturity Schedule                                                                  48
                    Loans                                                                                                16
                    Maturities and Sensitivities of Loans to Changes in Interest Rates                                   16
                    Nonperforming Assets                                                                                 20
                    Allowance for Loan Losses                                                                         21-22
                    Maturity Distribution of Time Deposits                                                               18
                    Return on Equity and Assets                                                                          10
                    Short-Term Borrowings                                                                                52
         Item 2     Properties                                                                                           29
         Item 3     Legal Proceedings
                    In  the  normal   course  of  business   there  are  various
                     outstanding   legal   proceedings.   In  the   opinion   of
                     management,   the   aggregate   amount   involved  in  such
                     proceedings  is not material to the financial  condition or results of operations of the Company.
         Item 4     Submission of Matters to a Vote of Security Holders
                    There  has  been  no  submission  of  matters  to a vote  of stockholders during the quarter ended December 31, 2000.
Part II. Item 5     Market for the Registrant's Common Stock and Related Shareholder Matters                          25,55
         Item 6     Selected Financial Data                                                                              10
         Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations             10-28
         Item 7A    Quantitative and Qualitative Disclosure About Market Risk                                         22-24
         Item 8     Financial Statements and Supplementary Data
                    Consolidated Balance Sheets at December 31, 2000 and 1999                                            32
                    Consolidated Statements of Income for each of the years in three-year period ended
                     December 31, 2000                                                                                   33
                    Consolidated Statements of Changes in Stockholders' Equity for each of the years in the
                     three-year period ended December 31, 2000                                                           34
                    Consolidated Statements of Cash Flows for each of the years in the three-year
                     period ended December 31, 2000                                                                      35
                    Consolidated Statements of Comprehensive Income for each of the years in the
                     three-year period ended December 31, 2000                                                           36
                    Notes to Consolidated Financial Statements                                                        37-68
                    Independent Auditors' Report                                                                         31
         Item 9     Changes  in  and   Disagreements   with   Accountants  on
                    Accounting  and  Financial  Disclosure  There  have  been no changes in or disagreements with accountants on accounting and financial disclosures.



                              CROSS REFERENCE INDEX


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
                     (b)     Reports on Form 8-K.                                                                         69
                     (c)     Refer to item 14(a)(3) above.
                     (d)     Refer to item 14(a)(2) above.

* Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.

DESCRIPTION OF BUSINESS
         Registrant. NBT Bancorp Inc. (the "Registrant") is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Registrant is the parent holding company of NBT Bank, N.A. ("NBT Bank"), Pennstar Bank, N.A. ("Pennstar Bank") (collectively the "Banks") and NBT Financial Services, Inc. The Registrant's primary business consists of providing commercial banking and financial services to its customers in its market area through its three direct operating subsidiaries. The principal assets of the Registrant are all of the outstanding shares of common stock of its direct subsidiaries, and its principal source of revenue is the management fees and dividends it receives from these subsidiaries. The Registrant and all of its subsidiaries had 758 full-time and 136 part-time employees at December 31, 2000. The Registrant is not a party to any collective bargaining agreements, and employee relations are considered to be good.
         Subsidiaries. NBT Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout its Central and Northern New York market area. NBT Bank has 37 branch locations and 57 automated teller machines. NBT Bank has two operating subsidiaries, NBT Capital Corp. and NBT Investment Company, Inc. NBT Capital Corp., formed in 1998, is a venture capital corporation formed to assist young businesses develop and grow in the markets we serve. NBT Investment Company, Inc., formed in 2000, is a registered investment company.
         Pennstar Bank is a full service commercial bank formed in 1910, which provides a broad range of financial products to individuals, corporations and municipalities throughout its Northeastern Pennsylvania market area. Pennstar Bank has 41 branch locations and 66 automated teller machines. Pennstar Bank has two operating subsidiaries, LA Lease, Inc. and Pennstar Realty Trust. LA Lease, Inc., formed in 1987, provides automobile and equipment leases to individuals and small business entities. Pennstar Realty Trust, formed in 2000, is a real estate investment trust.
         NBT Financial Services, Inc., formed in 1999, is the parent company of two operating subsidiaries, Pennstar Financial Services, Inc. and M. Griffith, Inc. Pennstar Financial Services, Inc., formed in 1997, offers a variety of financial services products. M. Griffith, Inc., formed in 1951, is a registered securities broker-dealer which also offers financial and retirement planning as well as life, accident and health insurance.
         Acquisitions. On February 17, 2000, NBT completed its acquisition of Lake Ariel Bancorp, Inc., the parent holding company of LA Bank, N.A., in exchange for 4,986,503 shares of NBT Bancorp Inc. common stock. Upon completion of the merger, which was structured as a tax-free merger and accounted for as a pooling of interests, LA Bank became a wholly-owned subsidiary of the Registrant.
         On May 5, 2000, NBT completed its acquisition of M. Griffith, Inc.
         On July 1, 2000, NBT completed its acquisition of Pioneer American Holding Company Corp., the parent holding company of Pioneer American Bank, N.A., in exchange for 5,169,458 shares of NBT Bancorp Inc. common stock. Upon completion of the merger, which was structured as a tax-free merger and accounted for as a pooling of interests, Pioneer American Bank became a wholly-owned subsidiary of the Registrant. LA Bank, N.A. effected a name change on November 10, 2000 to Pennstar Bank, N.A. and on December 9, 2000, Pioneer American Bank, N.A. merged into Pennstar Bank, N.A.

COMPETITION
         The banking business is extremely competitive, and each of the Banks encounters intense competition from other financial institutions located within its market area. The Banks compete not only with other commercial banks but also with other financial institutions such as thrifts, credit unions, money market and mutual funds, insurance companies, brokerage firms, and a variety of other companies offering financial services.

SUPERVISION AND REGULATION
         The following discussion sets forth the material elements of the regulatory framework applicable to bank holding companies and national banks and provides certain specific information relevant to the Registrant. This regulatory framework primarily is intended for the protection of depositors and the deposit insurance funds that insure bank deposits, and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. A change in the statutes, regulations, or regulatory policies applicable to the Registrant or its subsidiaries may have a material effect on their business.
         Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by the Registrant from the Banks and also limit various other transactions between the Registrant and the Banks. For example, Section 23A of the Federal Reserve Act limits to no more than 10 percent of its total capital the aggregate outstanding amount of any insured bank's loans and other "covered transactions" with any particular non-bank affiliate and limits to no more than 20 percent of its total capital the aggregate outstanding amount of any insured bank's covered transactions with all of its non-bank affiliates. At December 31, 2000, approximately $6.2 million was available for loans to the Registrant from NBT Bank and approximately $6.1 million was available for loans to the Registrant from Pennstar Bank. Section 23A of the Federal Reserve Act also generally requires that an insured bank's loans to its non-bank affiliates be secured, and Section 23B of the Federal Reserve Act generally requires that an insured bank's transactions with its non-bank affiliates be on arm's-length terms. Also, the Registrant and its subsidiaries are prohibited from engaging in certain "tie-in" arrangements in connection with extensions of credit or provision of property or services.
         As national banks, NBT Bank and Pennstar Bank are subject to primary supervision, regulation, and examination by the Office of the Comptroller of the Currency ("OCC") and secondary regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Federal Reserve Board ("FRB"). NBT Bank and Pennstar Bank are subject to extensive federal statutes and regulations that significantly affect their business and activities. NBT Bank and Pennstar Bank must file reports with their regulators concerning their activities and financial condition and obtain regulatory approval to enter into certain transactions. NBT Bank and Pennstar Bank are also subject to periodic examinations by the OCC to ascertain compliance with various regulatory requirements. Other applicable statutes and regulations relate to insurance of deposits, allowable investments, loans, acceptance of deposits, trust activities, mergers, consolidations, payment of dividends, capital requirements, reserves against deposits, establishment of branches and certain other facilities, limitations on loans to one borrower and loans to affiliated persons, and other aspects of the business of banks. Recent federal legislation has instructed federal agencies to adopt standards or guidelines governing banks' internal controls, information systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits, asset quality, earnings and stock valuation, and other matters. Legislation adopted in 1994 gives the federal banking agencies greater flexibility in implementing standards on asset quality, earnings, and stock valuation. Regulatory authorities have broad flexibility to initiate proceedings designed to prohibit banks from engaging in unsafe and unsound banking practices.
         The Registrant and its subsidiaries are also affected by various other governmental requirements and regulations, general economic conditions, and the fiscal and monetary policies of the federal government and the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The monetary policies of the Federal Reserve Board influence to a significant extent the overall growth of loans, investments, deposits, interest rates charged on loans, and interest rates paid on deposits. The nature and impact of future changes in monetary policies are often not predictable.
Support of Subsidiary Banks. Under current Federal Reserve Board policy, a financial holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks by standing ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. The support expected by the Federal Reserve Board may be required at times when the financial holding company may not have the resources or inclination to provide it.
         Section 55 of the National Bank Act permits the OCC to order the pro-rata assessment of stockholders of a national bank whose capital has become impaired. The Registrant is the sole stockholder of NBT Bank and Pennstar Bank. If a stockholder fails, within three months, to pay that assessment, the OCC can order the sale of the stockholder's stock to cover the deficiency. In the event of a financial holding company's bankruptcy, any commitment by the financial holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment.
         If a default occurred with respect to a bank, any capital loans to the bank from its parent holding company would be subordinate in right of payment to payment of the bank's depositors and certain of its other obligations.

Liability of Commonly Controlled Banks. Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with the default of a commonly controlled FDIC-insured depository institution or any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.
         "Default" generally is defined as the appointment of a conservator or receiver, and "in danger of default" generally is defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.
Depositor Preference Statute. In the "liquidation or
other resolution" of an institution by any receiver, federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against an insured bank are afforded a priority over other general unsecured claims against that bank, including federal funds and letters of credit.
Capital Requirements. The Registrant is subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board, which are substantially similar to the capital requirements and guidelines imposed by the OCC on national banks. For this purpose, a bank's or financial holding company's assets and certain specified off-balance sheet commitments are assigned to four risk categories, each weighted differently based on the level of credit risk that is ascribed to those assets or commitments. In addition, risk-weighted assets are adjusted for low-level recourse and market-risk equivalent assets. A bank's or financial holding company's capital, in turn, includes the following tiers: core ("Tier 1") capital, which includes common equity, non-cumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill, certain identifiable intangible assets, and certain other assets; and supplementary ("Tier 2") capital, which includes, among other items, perpetual preferred stock not meeting the Tier 1 definition, mandatory convertible securities, subordinated debt and allowances for loan and lease losses, subject to certain limitations, less certain required deductions.
         The Registrant, like other financial holding companies, is required to maintain Tier 1 and "Total Capital" (the sum of Tier 1 and Tier 2 capital, less certain deductions) equal to at least 4 percent and 8 percent of its total risk-weighted assets (including certain off-balance-sheet items, such as unused lending commitments and standby letters of credit), respectively. At December 31, 2000, the Registrant met both requirements, with Tier 1 and total capital equal to 10.25 percent and 11.48 percent of total risk-weighted assets.
         The Federal Reserve Board and the OCC have adopted rules to incorporate market and interest rate risk components into their risk-based capital standards. Amendments to the risk-based capital requirements, incorporating market risk, became effective January 1, 1998. Under the new market-risk requirements, capital will be allocated to support the amount of market risk related to a financial institution's ongoing trading activities.
         The Federal Reserve Board also requires financial holding companies to maintain a minimum "Leverage Ratio" (Tier 1 capital to adjusted total assets) of 3 percent if the financial holding company has the highest regulatory rating and meets certain other requirements, or of 3 percent plus an additional cushion of at least 1 to 2 percentage points if the bank holding company does not meet these requirements. At December 31, 2000, the Registrants' leverage ratio was
7.10 percent.
         The Federal Reserve Board may set capital requirements higher than the minimums noted above for holding companies whose circumstances warrant it. For example, financial holding companies experiencing or anticipating significant growth may be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities or when a financial holding company faces unusual or abnormal risks. The Federal Reserve Board has not advised NBT of any specific minimum leverage ratio applicable to it.
         NBT Bank and Pennstar Bank are subject to similar risk-based capital and leverage requirements adopted by the OCC. NBT Bank and Pennstar Bank were in compliance with the applicable minimum capital requirements as of December 31, 2000. The OCC has not advised NBT Bank or Pennstar Bank of any specific minimum leverage ratio applicable to it.
         Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business. The Federal Deposit Insurance

Corporation Improvements Act of 1991 ("FDICIA"), among other things, identifies five capital categories for insured banks -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized -- and requires federal bank regulatory agencies to implement systems for "prompt corrective action" for insured banks that do not meet minimum capital requirements based on these categories. The FDICIA imposes progressively more restrictive constraints on operations, management, and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits, on "pass-through" insurance coverage for certain of its accounts, and on certain other aspects of its operations. FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank is subject to regulatory monitoring and may be required to divest itself of or liquidate subsidiaries. Holding companies of such institutions may be required to divest themselves of such institutions or divest themselves of or liquidate other affiliates. An undercapitalized bank must develop a capital restoration plan, and its parent holding company must guarantee the bank's compliance with the plan up to the lesser of 5 percent of the bank's assets at the time it became undercapitalized or the amount needed to comply with the plan. Critically undercapitalized institutions are prohibited from making payments of principal and interest on subordinated debt and are generally subject to the mandatory appointment of a conservator or receiver.
         Rules adopted by the OCC under FDICIA provide that a national bank is deemed to be well capitalized if the bank has a total risk-based capital ratio of 10 percent or greater, a Tier 1 risk-based capital ratio of 6 percent or greater, and a leverage ratio of 5 percent or greater and the institution is not subject to a written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific level of any capital measure. It should be noted that a national bank's capital category is determined solely for the purpose of applying the OCC's prompt corrective action regulations, and that the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects.
Brokered  Deposits.  Under FDIC  regulations,  no  FDIC-insured  bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates.
Dividend Restrictions. The Registrant is a legal entity separate and distinct from NBT Bank and Pennstar Bank. In general, under the law of the state of its incorporation, the Registrant cannot pay a cash dividend if such payment would render it insolvent. The revenues of the Registrant consist primarily of dividends paid by NBT Bank and Pennstar Bank. Various federal and state statutory provisions limit the amount of dividends NBT Bank and Pennstar Bank can pay to the Registrant without regulatory approval. Dividend payments by national banks are limited to the lesser of the level of undivided profits and, absent regulatory approval, an amount not in excess of net income for the current year combined with retained net income for the preceding two years.
         At December 31, 2000, approximately $1.3 million and $3.8 million of the total stockholders' equity of NBT Bank and Pennstar Bank, respectively, were available for payment of dividends to the Registrant without approval by the OCC.
         In addition, federal bank regulatory authorities have authority to prohibit NBT Bank and Pennstar Bank from engaging in an unsafe or unsound practice in conducting their business. Depending upon the financial condition of the bank in question, the payment of dividends could be deemed to constitute an unsafe or unsound practice. The ability of NBT Bank and Pennstar Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.
          Deposit Insurance Assessments. The deposits of NBT Bank and Pennstar Bank are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF") administered by the FDIC. The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.
         In the light of the recent favorable financial situation of the federal deposit insurance funds and the recent low number of depository institution failures, effective January 1, 1997 the annual insurance premiums on bank deposits insured by the BIF vary between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. BIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time.
         The Deposit Insurance Funds Act provides for assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF (in addition to assessments currently imposed on depository institutions with respect to BIF-insured deposits) to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. During 2000, BIF-insured banks paid an average rate of approximately $0.021 per $100 for purposes of funding FICO bond obligations, resulting in an assessment of $226,921 for NBT Bank and $141,753 for Pennstar Bank. The assessment rate for BIF member institutions has been set at approximately $0.020 per $100 annually for the first quarter of 2001.
Interstate Banking and Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), subject to certain concentration limits and other requirements:
   financial holding companies such as the Registrant are permitted to acquire banks and bank holding companies located in any state;
   any bank that is a  subsidiary  of a financial  holding  company is permitted to receive deposits, renew time deposits, close loans, service loans, and receive loan payments as an agent for any other depository institution subsidiary of that financial holding company; and
   banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states, and establishing de novo branch offices in other states.
The ability of banks to acquire branch offices through purchase or opening of other branches is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In addition, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal.
Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a financial holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10 percent or more of a class of voting stock of a financial holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Registrant, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company.
         In addition, a company is required to obtain the approval of the Federal Reserve Board under the BHC Act before acquiring 25 percent (5 percent in the case of an acquiror that is a financial holding company) or more of any class of outstanding common stock of a financial holding company, such as the Registrant, or otherwise obtaining control or a "controlling influence" over that financial holding company.
Financial Modernization. The Gramm-Leach-Bliley Act permits qualifying bank holding companies, after March 11, 2000, to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or complementary thereto, as determined by the Federal Reserve Board. A bank holding company may elect to become a financial holding company if each of its subsidiary banks (a) is well capitalized under the prompt corrective action provisions of FDICIA, (b) is well managed, and (c) has at least a satisfactory rating under the Community Reinvestment Act. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, and underwriting, dealing in or making a market in securities. Under the Gramm-Leach-Bliley Act, subject to limitations on investment, a national bank may, through a financial subsidiary of the bank, engage in activities that are financial in nature, or incidental thereto, including, among others, insurance underwriting, insurance company portfolio investment, real estate development and real estate investment if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of a non-banking subsidiary or subsidiaries. A bank holding company which does not elect to become a financial holding company may continue to engage in activities approved for bank holding companies by the Federal Reserve Board prior to enactment of the Gramm-Leach-Bliley Act.
         The Gramm-Leach-Bliley Act does not significantly alter the regulatory regimes under which the Registrant and the Banks currently operate, as described above. While certain business combinations not previously permissible became possible after March 11, 2000, the Registrant cannot predict at this time resulting changes in the competitive environment or the financial condition of itself or the Banks. Using the financial holding company structure, insurance companies and securities firms may acquire bank holding companies, such as the Registrant, and may compete more directly with banks or bank holding companies. In April 2000, the Registrant filed a declaration of election with the Federal Reserve Board to be treated as a financial holding company pursuant to the Gramm-Leach-Bliley Act. The election was declared effective by the Federal Reserve Board as of April 28, 2000. Pursuant to its authority as a financial holding company to acquire a company engaged in activities that are financial in nature or incidental to a financial activity, the Registrant acquired M. Griffith, Inc. on May 5, 2000.
Future Legislation. Various legislation, including proposals to substantially change the financial institution regulatory system, modify the federal deposit insurance system, and expand or contract the powers of banking institutions, bank holding companies and financial holding companies, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the combined company and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, insurance companies, securities firms, savings associations, credit unions, and other financial institutions. The Registrant cannot accurately predict whether any of this potential legislation will ultimately be enacted, and, if enacted, the ultimate effect that it, or implementing regulations, would have upon the financial condition or results of operations of itself or any of its subsidiaries.



FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
---------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)         2000            1999           1998           1997           1996
---------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
Interest, fee and dividend income       $  190,531      $  164,872     $  158,428    $   147,338       $  129,020
Interest expense                            96,021          75,458         74,712         68,892           57,422
Net interest income                         94,510          89,414         83,716         78,446           71,598
Provision for loan losses                    8,678           5,440          6,149          4,820            4,325
Noninterest income excluding
 securities gains (losses)                  20,432          17,279         16,164         13,894           12,358
Securities gains (losses)                   (1,216)          1,803          1,567             34            1,222
Noninterest expense                         93,862          62,917         61,254         54,460           52,168
Income before income taxes                  11,186          40,139         34,044         33,094           28,685
Net income                                   7,191          26,257         26,895         22,188           18,914
---------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE*
Basic earnings                          $     0.31      $     1.14     $     1.16    $      1.00       $     0.86
Diluted earnings                        $     0.30      $     1.12     $     1.14    $      0.98       $     0.85
Cash dividends paid                     $     0.680     $     0.656    $     0.587   $      0.421      $     0.338
Stock dividends distributed                      -               5%             5%             5%               5%
Book value at year-end                  $     8.77      $     8.24     $     8.84    $      8.31       $     7.21
Tangible book value at year-end         $     7.60      $     7.85     $     8.39    $      7.89       $     6.69
Average diluted common
 shares outstanding                         23,600          23,414         23,691         22,698           22,287
---------------------------------------------------------------------------------------------------------------------
AT DECEMBER 31,
Securities available for sale,
  at fair value                         $  576,372      $  606,727     $  553,954    $   608,709       $  518,245
Securities held to maturity                102,413         113,318        182,170        120,834           81,525
Loans                                    1,726,482       1,466,867      1,277,241      1,157,548        1,036,146
Allowance for loan losses                   24,349          19,711         18,231         16,450           15,053
Assets                                   2,655,788       2,380,673      2,169,855      2,018,784        1,767,105
Deposits                                 2,040,238       1,777,091      1,664,307      1,588,276        1,465,461
Short-term borrowings                      132,375         142,267         99,872        137,077           88,544
Long-term debt                             234,872         251,970        183,968         84,912           40,493
Stockholders' equity                       208,021         191,472        204,038        192,556          157,699
---------------------------------------------------------------------------------------------------------------------
KEY RATIOS
Return on average assets                      0.29%           1.16%          1.27%          1.15%            1.10%
Return on average equity                      3.60%          13.17%         13.53%         13.24%           12.40%
Average equity to average assets              7.98%           8.79%          9.41%          8.68%            8.90%
Net interest margin                           4.12%           4.32%          4.34%          4.45%            4.60%
Efficiency                                   59.11%          57.41%         60.45%         57.73%           60.75%
Cash dividend per share payout              226.67%          58.57%         51.49%         42.96%           39.76%
Tier 1 leverage
 (Regulatory guideline 3%)                    7.10%           8.63%          8.81%          9.08%            8.55%
Tier 1 risk-based capital
 (Regulatory guideline 4%)                   10.25%          13.78%         14.68%         15.44%           13.90%
Total risk-based capital
 (Regulatory guideline 8%)                   11.48%          14.95%         15.87%         16.64%           15.11%
---------------------------------------------------------------------------------------------------------------------

*All share and per share data has been restated to give retroactive effect to stock dividends and splits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of NBT Bancorp Inc. ("NBT") and its wholly owned subsidiaries, NBT Bank, N.A. ("NBT Bank"), Pennstar Bank, N.A. ("Pennstar"), and NBT Financial Services, Inc. during 2000 and, in summary form, the preceding two years. Collectively, NBT and its subsidiaries are referred to herein as "the Company". Net interest income and net interest margin are presented in this discussion on a fully taxable equivalent (FTE) basis. Average balances discussed are daily averages unless otherwise described. The consolidated financial statements and related notes as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 2000 presentation.

The Company's primary market area, with 78 branches, is central and northern New York and northeast Pennsylvania. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principal business is attracting deposits from customers within its market area and investing those funds primarily in loans, and, to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its earning assets and the interest expense paid on its interest bearing liabilities, primarily consisting of deposits and borrowings. Net income is also affected by provisions for loan losses and noninterest income, such as service charges on deposit accounts, broker/dealer fees, trust fees, and gains/losses on securities sales; it is also impacted by noninterest expense, such as salaries and employee benefits, as well as merger, acquisition and reorganization costs.

The Company's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards, and actions of regulatory agencies. Future changes in applicable laws, regulations, or government policies may have a material impact on the Company. Lending activities are substantially influenced by the demand for and supply of housing, competition among lenders, the level of interest rates, the state of the local and regional economy, and the availability of funds. The ability to gather deposits and the cost of funds are influenced by prevailing market interest rates, fees and terms on deposit products, as well as the availability of alternative investments including mutual funds and stocks.

FORWARD LOOKING STATEMENTS

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as "anticipate," "believe," "expect," "forecasts," "projects," or other similar terms. There are a number of factors, many of which are beyond the Company's control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which the Company is engaged; (6) costs or difficulties related to the integration of the businesses of the Company and its merger partners may be greater than expected; (7) expected cost savings associated with recent mergers and acquisitions may not be fully realized or realized within the expected time frames; (8) deposit attrition, customer loss, or revenue loss following recent mergers and acquisitions may be greater than expected; (9) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; and (10) adverse changes may occur in the securities markets or with respect to inflation.

The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligations to publicly release the result of any revisions that may be made to any forward-looking statements to reflect statements to the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

MERGER AND ACQUISITION ACTIVITY

On February 17, 2000, the Company consummated a merger, whereby Lake Ariel Bancorp, Inc. (Lake Ariel) and its subsidiaries were merged with and into the Company with each issued and outstanding share of Lake Ariel exchanged for
0.9961 of a share of NBT common stock. The transaction resulted in the issuance of approximately 5.0 million shares of NBT common stock. Lake Ariel's commercial banking subsidiary was LA Bank, N.A.

On July 1, 2000, the Company consummated a merger, whereby Pioneer American Holding Company Corp. (Pioneer Holding Company) and its subsidiary were merged with and into the Company with each issued and outstanding share of Pioneer Holding Company exchanged for 1.805 shares of NBT common stock. The transaction resulted in the issuance of approximately 5.2 million shares of NBT common stock. Pioneer Holding Company's commercial banking subsidiary was Pioneer American Bank, N.A.

The Lake Ariel and Pioneer Holding Company mergers qualified as tax-free exchanges and were accounted for as poolings-of-interests. accordingly, these consolidated financial statements have been restated to present the combined consolidated financial condition and results of operations of all companies as if the mergers had been in effect for all years presented.

LA Bank, N.A. and Pioneer American Bank, N.A. were commercial banks headquartered in northeast Pennsylvania with approximately $570 million and $420 million, respectively, in assets at December 31, 1999, and twenty-two and eighteen branch offices, respectively, in five counties. Immediately following the mergers described above, NBT was the surviving holding company for NBT Bank, LA Bank, N.A., Pioneer American Bank, N.A. and NBT Financial Services, Inc. LA Bank, N.A. effected a name change on November 10, 2000 to Pennstar Bank, N.A. and on December 9, 2000, Pioneer American Bank, N.A. merged into Pennstar Bank, N.A.

On May 5, 2000, the Company consummated the acquisition of M. Griffith, Inc., a Utica, New York based securities firm offering investment, financial advisory and asset-management services, primarily in the Mohawk Valley region. At that time, M. Griffith, Inc., a full-service broker-dealer and a Registered Investment Advisor, became a wholly-owned subsidiary of NBT Financial Services, Inc. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. M. Griffith, Inc.'s results of operations are included in the Company's consolidated statement of income from the date of acquisition forward. To complete the transaction, the Company issued approximately 421,000 shares of its common stock, valued at $4.8 million. Goodwill, representing the cost over net assets acquired, was $3.4 million and is being amortized over fifteen years on a straight-line basis.

On June 2, 2000, one of NBT's subsidiaries, LA Bank, N.A., purchased two branches from Mellon Bank. Deposits from the Mellon Bank branches were approximately $36.7 million, including accrued interest payable. In addition, the Company received approximately $32.2 million in cash as consideration for net liabilities assumed. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of the acquisition. Goodwill, representing the excess of cost over net assets acquired, was $4.3 million and is being amortized over 15 years on the straight-line basis. The branches' results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

On November 10, 2000, Pennstar Bank, N.A. purchased six branches from Sovereign Bank. deposits from Sovereign Bank branches were approximately $96.8 million, including accrued interest payable. Pennstar Bank, N.A. also purchased commercial loans associated with the branches with a net book balance of $42.4 million. In addition, the Company received $40.9 million in cash consideration for net liabilities assumed. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of the acquisition. Goodwill, representing the excess of cost over net assets acquired, was $12.7 million and is being amortized over 15 years on a straight-line basis. The branches' results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

On January 2, 2001, the Company announced the signing of a definitive agreement to acquire First National Bancorp, Inc. (FNB) and its wholly owned subsidiary, The First National Bank of Northern New York (FNB Bank). FNB Bank is expected to be merged into NBT Bank, N.A. In the acquisition, shareholders of FNB will receive five shares of NBT common stock for each share of FNB common stock. NBT is expected to issue approximately 1.0 million shares of common stock, with a total value of approximately $15 million, based on the closing price of NBT stock on January 2, 2001. The acquisition is structured to be tax-free to shareholders of FNB and will be accounted for using the purchase method of accounting. Closing the acquisition is subject to approval by FNB's shareholders and regulatory authorities, and is expected to occur in the second quarter of 2001. At December 31, 2000, FNB had consolidated assets of $114.2 million, deposits of $102.8 million and equity of $10.0 million. FNB Bank operates six full-service banking locations in New York State's North Country. NBT also announced a plan to repurchase in the market approximately 1 million shares of its common stock specifically for issuance in the transaction.

OVERVIEW

The Company earned net income of $7.2 million ($0.30 diluted earnings per share) for the year ended December 31, 2000, compared to net income of $26.3 million ($1.12 diluted earnings per share) for the year ended December 31, 1999. Recurring net income, which excludes the after-tax effect of costs related to merger and acquisition activity, reorganizations, and net security transactions was $25.8 million ($1.09 million diluted earnings per share) during 2000 compared to $25.6 million ($1.09 diluted earnings per share) of recurring net income during 1999. The increase in recurring net income from 1999 to 2000 was primarily due to an increase in net interest income, total noninterest income excluding net security losses, and a reduction in tax expense, which were substantially offset by an increase in the provision for loan losses and total noninterest expense, excluding merger, acquisition and reorganization costs. Net income was $26.9 million ($1.14 diluted earnings per share) for the year ended December 31, 1998, and includes a $3.8 million net income tax benefit recognized in connection with a corporate realignment. Income before taxes for the year ended December 31, 1999 of $40.1 million improved $6.1 million (17.9%) over 1998.

Net interest income increased $5.6 million, or 6.0%, to $98.0 million in 2000 as compared to the prior year, primarily due to growth in earning assets, particularly loans, and an increase in the yield earned on these earning assets, offset in part by increased averages of interest bearing liabilities and an increase in the cost of interest bearing liabilities. When comparing 1999 to 1998, net interest income increased $6.4 million, or 7.5%. The increase in net interest income was primarily the result of growth in earning assets, primarily loans, and a reduction in the rate paid on average interest bearing liabilities, offset in part by a decline in the yield earned on those earning assets, and an increase in average interest bearing liabilities.

ASSET/LIABILITY MANAGEMENT

The Company attempts to maximize net interest income, and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposit products and other sources of funds, which in turn fund an appropriate mix of earning assets. The changes in the Company's asset mix and sources of funds, and the resultant impact on net interest income are discussed below.

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

                                                 2000                          1999                           1998
                                      AVERAGE            YIELD/     Average            Yield/   Average              Yield/
(dollars in thousands)                BALANCE INTEREST   RATES      Balance Interest   Rates    Balance    Interest   Rates
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term interest bearing accounts $ 11,136 $    728   6.54%   $   14,695  $   708    4.82%  $ 19,757       1,011   5.12%
Securities available for sale (2)     625,524   41,977   6.71       622,517   41,149    6.61    545,674      36,562   6.70
Securities held to maturity (2)       110,164    7,665   6.96       108,573    7,568    6.97    175,271      12,844   7.33
Investment in FRB and FHLB Banks       27,650    2,018   7.30        26,376    1,754    6.65     24,176       1,688   6.98
Loans (1)                           1,604,791  141,601   8.82     1,366,265  116,687    8.54  1,217,489     108,595   8.92
                                    ---------  -------            ---------  -------          ---------     -------
Total earning assets                2,379,265  193,989   8.15     2,138,426  167,866    7.85  1,982,367     160,700   8.11
                                               -------                       -------                        -------
Other assets                          126,245                       130,007                     129,778
                                      -------                       -------                     -------
TOTAL ASSETS                       $2,505,510                    $2,268,433                  $2,112,145
                                   ----------                    ----------                  ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts      $  139,181    5,066   3.64 $     130,753    3,885    2.97    122,277       3,583   2.93
NOW deposit accounts                  210,971    4,212   2.00       197,433    3,375    1.71    179,461       3,455   1.93
Savings deposits                      269,494    6,732   2.50       266,601    6,433    2.41    251,716       6,306   2.51
Time deposits                       1,001,308   57,781   5.77       848,363   42,872    5.05    840,909      45,529   5.41
                                    ---------   ------              -------   ------           -------       ------
  Total interest bearing deposits   1,620,954   73,791   4.55     1,443,150   56,565    3.92  1,394,363      58,873   4.22
Short-term borrowings                 145,876    8,777   6.02       122,146    6,011    4.92    117,411       6,177   5.26
Long-term debt                        239,518   13,453   5.62       232,304   12,882    5.55    164,444       9,662   5.88
                                      -------   ------              -------   ------            -------       -----
 Total interest bearing liabilities 2,006,348   96,021   4.79%    1,797,600   75,458    4.20% 1,676,218      74,712   4.46%
                                                ------                        ------                         ------
Demand deposits                       273,849                       251,661                     219,724
Other liabilities                      25,349                        19,810                      17,360
Stockholders' equity                  199,964                       199,362                     198,843
                                      -------                       -------                     -------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                           $2,505,510                    $2,268,433                  $2,112,145
                                   ----------                     ---------                  ----------
  NET INTEREST INCOME                         $ 97,968                       $92,408                        $85,988
                                              --------                       -------                        -------
  NET INTEREST MARGIN                                    4.12%                          4.32%                         4.34%
                                                         ----                           ----                          ----
Taxable equivalent adjustment                 $  3,458                       $ 2,994                        $ 2,272
                                              --------                       -------                        -------

(1) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(2)    Securities are shown at average amortized cost.

EARNING ASSETS

Total average earning assets increased $240.8 million for the year ended December 31, 2000, to $2.4 billion in 2000. This increase is primarily the result of continued loan growth at the Company, particularly in commercial type loans. Interest income for the year ended December 31, 2000 was $194.0 million, up $26.1 million, or 15.6%, from 1999. The increase in interest income was caused by both the increase in earning assets and the increase in yields. The yield on earning assets increased from 7.85% in 1999 to 8.15% in 2000. The increase in yield was primarily the result of the rising interest rate environment that prevailed for most of 2000, and the change in the Company's mix of earning assets, with a greater percentage of the Company's earning assets invested in higher yielding loans. During 1999, loans were 63.9% of average earning assets, while in 2000, loans made up 67.4% of average earning assets.

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


TABLE 2
ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
----------------------------------------------------------------------------------------------------------------
                                             INCREASE (DECREASE)                   Increase (Decrease)
                                              2000 OVER 1999                        1999 over 1998
----------------------------------------------------------------------------------------------------------------
(in thousands)                             VOLUME       RATE     TOTAL        Volume       Rate       Total
----------------------------------------------------------------------------------------------------------------

Short-term interest bearing accounts     $  (196)    $   216   $    20      $   (247)  $    (56)    $  (303)
Securities available for sale                199         629       828         5,085       (498)      4,587
Securities held to maturity                  111         (14)       97        (4,676)      (600)     (5,276)
Investment in FRB and FHLB Banks              87         177       264           149        (83)         66
Loans                                     20,939       3,975    24,914        12,852     (4,760)      8,092
----------------------------------------------------------------------------------------------------------------
Total interest income                     19,450       6,673    26,123        12,365     (5,199)      7,166
----------------------------------------------------------------------------------------------------------------

Money market deposit accounts                263         918     1,181           251         51         302
NOW deposit accounts                         243         594       837           328       (408)        (80)
Savings deposits                              70         229       299           364       (237)        127
Time deposits                              8,343       6,566    14,909           400     (3,057)     (2,657)
Short-term borrowings                      1,289       1,477     2,766           243       (409)       (166)
Long-term debt                               404         167       571         3,790       (570)      3,220
----------------------------------------------------------------------------------------------------------------
Total interest expense                     9,319      11,244    20,563         5,236     (4,490)        746
----------------------------------------------------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME        $10,131     $(4,571)  $ 5,560      $  7,129   $   (709)    $ 6,420
----------------------------------------------------------------------------------------------------------------

Loans

The average balance of loans increased from $1.4 billion in 1999 to $1.6 billion in 2000. The yield on average loans increased from 8.54% in 1999 to 8.82% in 2000, as a rising interest rate environment prevailed for much of 2000. The increase in the average balance of loans, coupled with the increase in yields, caused interest income on loans to increase $24.9 million, or 21.4%, from $116.7 million in 1999 to $141.6 million in 2000. When comparing 1999 to 1998, average loans increased $148.8 million or 12.2%. The benefits of the increase in average loans was offset by a 38 basis point decline in the yield on average loans when compared to 1998. The decline in the yield earned on average loans in 1999 can be attributed to the declining interest rate environment.

Total loans were $1.7 billion at December 31, 2000, up from $1.5 billion at December 31, 1999. The increase in loans was primarily in the commercial and agricultural loan types, as management continues to focus on these areas. Commercial and agricultural loans were $499.9 million at December 31, 2000, up $168.3 million or 50.8% from December 31, 1999. Consumer loans also increased in 2000, from $268.7 million at December 31, 1999 to $304.3 million at December 31, 2000, an increase of $35.6 million or 13.2%. Home equity loans increased $60.0 million to $174.2 million at December 31, 2000. The increases in commercial, consumer and home equity loans were offset by a $29.9 million decrease in real estate mortgages, from $382.0 million at December 31, 1999 to $352.1 million at December 31, 2000. The following table reflects the loan portfolio by major categories as of December 31 for the years indicated.


TABLE 3
COMPOSITION OF LOAN PORTFOLIO
---------------------------------------------------------------------------------------------------------------
December 31,                                   2000          1999          1998          1997          1996
---------------------------------------------------------------------------------------------------------------
(in thousands)
Residential real estate mortgages          $352,098      $381,961      $371,133      $335,991      $299,590
Commercial real estate mortgages            354,540       347,191       305,564       269,523       227,322
Real estate construction and
 development                                 41,466        23,188        14,983        10,911        13,669
Commercial and agricultural                 499,854       331,535       252,508       211,486       184,664
Consumer                                    304,283       268,703       237,234       247,573       253,185
Home equity                                 174,241       114,289        95,819        82,064        57,716
---------------------------------------------------------------------------------------------------------------
Total loans                              $1,726,482    $1,466,867    $1,277,241    $1,157,548    $1,036,146
---------------------------------------------------------------------------------------------------------------

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

The following table, Maturities and Sensitivities of Loans to Changes in Interest Rates, are the maturities of the loan portfolio and the sensitivity of loans to interest rate fluctuations at December 31, 2000. Scheduled repayments are reported in the maturity category in which the contractual payment is due.


TABLE 4
MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES
----------------------------------------------------------------------------------------------------
                                                        AFTER ONE
                                                         YEAR BUT           AFTER
REMAINING MATURITY AT                      WITHIN     WITHIN FIVE            FIVE
DECEMBER 31, 2000                        ONE YEAR           YEARS           YEARS           TOTAL
----------------------------------------------------------------------------------------------------
(in thousands)
Floating/adjustable rate:
 Commercial and agricultural              $67,995       $  69,621       $  28,520        $166,136
 Real estate construction
   and development                         14,545               -               -          14,545
----------------------------------------------------------------------------------------------------
  Total floating rate loans                82,540          69,621          28,520         180,681
----------------------------------------------------------------------------------------------------
Fixed Rate:
 Commercial and agricultural              124,259         163,131          46,328         333,718
 Real estate construction
   and development                          6,506           7,335          13,080          26,921
----------------------------------------------------------------------------------------------------
  Total fixed rate loans                  130,765         170,466          59,408         360,639
----------------------------------------------------------------------------------------------------
 Total                                   $213,305       $ 240,087       $  87,928        $541,320
----------------------------------------------------------------------------------------------------

Securities

The average balance of securities available for sale was $625.5 million during 2000, which is an increase of $3.0 million, or 0.5%, from $622.5 million in 1999. The increase is primarily the result of a leveraging strategy undertaken in the middle of 1999. The Company, for the most part, invested funds from maturing securities available for sale into loans during 2000, as there were very few purchases of securities available for sale. The yield on average securities available for sale was 6.71% in 2000 compared to 6.61% in 1999. The increase in the average balance, coupled with the increase in yield, resulted in a increase in interest income on securities available for sale of $828,000, from $41.1 million in 1999 to $42.0 million in 2000.

The average balance of securities held to maturity was $110.2 million during 2000, which is an increase of $1.6 million, from $108.6 million in 1999. The increase is primarily the result of a leveraging strategy undertaken in the middle of 1999. The Company, for the most part, invested funds from maturing securities held to maturity into loans during 2000, as there were very few purchases of securities held to maturity. The yield on securities held to maturity was 6.96% in 2000 compared to 6.97% in 1999. Interest income on securities held to maturity increased $97,000, from $7.6 million in 1999 to $7.7 million during 2000. The following table presents the amortized cost and fair market value of the securities portfolio as of December 31 for the years indicated.


TABLE 5
SECURITIES PORTFOLIO
As of December 31,                                   2000                     1999                      1998
------------------------------------------------------------------------------------------------------------------------
                                           AMORTIZED        FAIR     Amortized       Fair     Amortized        Fair
(in thousands)                                  COST       VALUE          Cost      Value          Cost       Value
------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale:
 U.S. Treasury                             $  10,393   $   9,922     $  10,400  $   8,535     $  10,406   $  10,481
 Federal Agency and mortgage-backed          474,356     470,506       534,042    507,758       473,727     479,266
 State & Municipal, collateralized
 mortgage obligations and other securities    96,465      95,944        97,122     90,434        32,876      33,507
------------------------------------------------------------------------------------------------------------------------
   Total securities available for sale     $ 581,214   $ 576,372     $ 641,564  $ 606,727     $ 517,009   $ 523,254
------------------------------------------------------------------------------------------------------------------------

Securities Held to Maturity:
 Federal Agency and mortgage-backed           46,376      45,528        51,578     48,568       122,921     122,871
 State & Municipal                            55,990      56,258        61,730     60,569        55,799      56,914
 Other securities                                 47          47            10         10         1,943       1,956
------------------------------------------------------------------------------------------------------------------------
 Total securities held to maturity         $ 102,413   $ 101,833     $ 113,318  $ 109,147     $ 180,663   $ 181,741
------------------------------------------------------------------------------------------------------------------------

The fair value of securities available for sale totaled $576.4 million at December 31, 2000, compared to $606.7 million at December 31, 1999. In late December 2000, the Company decided to sell certain lower yielding federal agencies and mortgage backed securities with an amortized cost of $21.7 million and used the proceeds to pay down existing higher rate debt. These lower yielding securities had net unrealized losses of approximately $1.4 million at December 31, 2000. As a result of the decision to immediately sell these securities, they were considered to be other than temporarily impaired, and the net loss was recorded in the Company's consolidated statement of income for the year ended December 31, 2000. These securities were sold in early January 2001 at a loss approximating the loss recorded in 2000. These securities were presented on the Company's December 31, 2000 consolidated balance sheet as trading securities. Securities held to maturity were $102.4 million at December 31, 2000, compared to $113.3 million at December 31, 1999. During 2000, funds from the maturity of securities available for sale and securities held to maturity were primarily invested in loans. Additionally, the available for sale portfolio appreciated in value by $29.0 million during 2000.

FUNDING SOURCES

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased $208.7 million, or 11.6 %, from $1.8 billion in 1999 to $2.0 billion in 2000. The rate paid on interest-bearing liabilities increased from 4.20% in 1999 to 4.79% in 2000. The increase in average balance, coupled with the increase in rates paid, caused an increase in interest expense of $20.5 million, or 27.2%, from $75.5 million in 1999 to $96.0 million in 2000.

Deposits

Average interest bearing deposits increased $177.8 million, or 12.3%, during 2000, to $1.6 billion. The Company purchased approximately $133.7 million in deposits in conjunction with the purchase of branches from Mellon Bank and Sovereign Bank in June and November of 2000, respectively. In addition, most of the increase in average interest bearing deposits was in time deposits, which increased $152.9 million, from $848.4 million in 1999 to $1.0 billion in 2000. The increase in time deposits was primarily the result of the increase in time deposits greater than $100,000 which includes brokered CD's. Brokered CD's were approximately $49.4 million at December 31, 1999 and $130.5 million at December 31, 2000 and time deposits greater than $100,000 were approximately $503.8 million at December 31, 2000 as compared to $383.4 million at December 31, 1999, up 31.4%.

The average rate paid on interest bearing deposits increased from 3.92% in 1999 to 4.55% in 2000. The increase in the average rate paid was again primarily attributable to time deposits, which are the most expensive interest bearing deposit. The average rate paid on time deposits during 2000 was 5.77%, as compared to 5.05% during 1999. Time deposits also made up a greater percentage of total interest bearing liabilities. During 1999, time deposits were 58.8% of interest bearing deposits, while in 2000, time deposits made up 61.8% of total interest bearing deposits. The increase in the average rates paid for interest bearing liabilities during 2000 was also consistent with the rising interest rate environment that prevailed for most of the year. The increase in the average balance of interest bearing time deposits, coupled with the increase in the average rate paid, caused interest expense on interest bearing deposits to increase $17.2 million, from $56.6 million in 1999 to $73.8 million in 2000. The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2000.


                  TABLE 6
                  MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE
                  -----------------------------------------------------------------------
                  December 31,                                                  2000
                  -----------------------------------------------------------------------
                  (in thousands)
                  Within three months                                      $ 244,991
                  After three but within six months                          106,776
                  After six but within twelve months                         104,544
                  After twelve months                                         47,497
                  -----------------------------------------------------------------------
                  Total                                                    $ 503,808
                  -----------------------------------------------------------------------


Borrowings

Average short-term borrowings increased from $122.1 million in 1999 to $145.9 million in 2000. Consistent with the increasing interest rate environment during most of 2000, the average rate paid also increased from 4.92% in 1999 to 6.02% in 2000. The increase in the average balance combined with the increase in the average rate paid caused interest expense on short-term borrowings to increase $2.8 million from $6.0 million in 1999 to $8.8 million in 2000.

Average long-term debt increased $7.2 million, from $232.3 million in 1999 to $239.5 million in 2000. The increase in the average balance, combined with the increase in the average rate paid form 5.55% in 1999 to 5.62% in 2000, caused a $571,000 increase in interest expense on long-term debt.

NET INTEREST INCOME

Net interest income for the year ended December 31, 2000 was $98.0 million, up from $92.4 million in 1999 and $86.0 million in 1998. The increase from 1999 to 2000 was primarily the result of the increase in average earning assets and the average yield earned on those average earning assets. The impact of these factors was offset by an increase in average interest-bearing liabilities and the average rates paid on those interest-bearing liabilities. As a result of these volume and rate fluctuations, the Company's net interest margin for the year ended December 31, 2000 was 4.12%, down from 4.32% in 1999.

RISK MANAGEMENT

CREDIT RISK

Credit risk is managed through a network of loan officers, credit committees, loan policies, and oversight from the senior credit officer and Board of Directors. Management follows a policy of continually identifying, analyzing, and grading credit risk inherent in each loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits in the commercial loan portfolio is performed by the independent loan review function. These components of the Company's underwriting and monitoring functions are critical to the timely identification, classification, and resolution of problem credits.

Nonperforming Assets

Nonperforming assets include nonperforming loans (loans in nonaccrual status, loans past due 90 days or more and still accruing interest, and troubled debt restructured loans) and assets which have been foreclosed (other real estate owned). Foreclosed assets typically represent residential or commercial properties. The following table presents nonperforming loans and assets at December 31 for the years indicated.


TABLE 7
NONPERFORMING ASSETS
----------------------------------------------------------------------------------------------------------------------
December 31,                                               2000        1999         1998         1997        1996
----------------------------------------------------------------------------------------------------------------------
(dollars in thousands)
Nonaccrual loans:
  Commercial and agricultural                          $ 10,943    $  6,141     $  6,167     $  6,452    $  6,845
  Real estate mortgages                                     647         618          744          692         251
  Consumer                                                1,098         837          762        1,242       1,243
----------------------------------------------------------------------------------------------------------------------
Total nonaccrual loans                                   12,688       7,596        7,673        8,386       8,339
----------------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
  Commercial and agricultural                             4,523       1,201        1,365        2,202         418
  Real estate mortgages                                   3,042         641          761          244         344
  Consumer                                                  616         184          629        1,778       1,882
----------------------------------------------------------------------------------------------------------------------
Total loans 90 days or more past due
  and still accruing                                      8,181       2,026        2,755        4,224       2,644
----------------------------------------------------------------------------------------------------------------------
Restructured loans, in compliance with
  modified terms:                                           656       1,014        1,247        2,877         643
----------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                21,525      10,636       11,675       15,487      11,626
----------------------------------------------------------------------------------------------------------------------
Other real estate owned                                     722       1,438        2,971        2,098       2,083
----------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                             $ 22,247    $ 12,074     $ 14,646     $ 17,585    $ 13,709
----------------------------------------------------------------------------------------------------------------------
Total nonperforming loans to loans                         1.25%       0.73%       0.91%         1.34%       1.12%
Total nonperforming assets to assets                       0.84%       0.51%       0.67%         0.87%       0.78%
Total allowance for loan losses
  to nonperforming loans                                 113.12%     185.32%     156.15%       106.22%     129.48%
----------------------------------------------------------------------------------------------------------------------

Total nonperforming assets at December 31, 2000 were $22.2 million, or .84% of total assets, compared with $12.1 million or 0.51% of assets at December 31, 1999. Nonperforming loans at December 31, 2000 were $21.6 million as compared to $10.6 million at December 31, 1999. This increase is primarily the result of the continued process of integrating newly acquired banks into the Company given the Company's more conservative approach to identifying and resolving nonperforming loans.

Allowance and Provision for Loan Losses

The allowance for loan losses is maintained at a level estimated by management to provide adequately for risk of probable losses inherent in the current loan portfolio. The adequacy of the allowance for loan losses is continuously monitored. It is assessed for adequacy using a methodology designed to ensure the level of the allowance reasonably reflects the loan portfolio's risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable credit losses inherent in the current loan portfolio.

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio. For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans, estimates of the Company's exposure to credit loss reflect a thorough current assessment of a number of factors, which could affect collectibility. These factors include: past loss experience; the size, trend, composition, and nature; changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company's market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination, which may not be currently available to management.

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above.


TABLE 8
ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------
(dollars in thousands)                      2000        1999      1998       1997      1996
------------------------------------------------------------------------------------------------
Balance at January 1                    $ 19,711    $ 18,231  $ 16,450   $ 15,053  $ 13,519
Loans charged off:
 Commercial and agricultural               2,915       2,427     2,528      1,524     1,635
 Real estate mortgages                       431         392       512        341       598
 Consumer                                  2,259       2,205     2,364      2,605     1,638
------------------------------------------------------------------------------------------------
   Total loans charged off                 5,605       5,024     5,404      4,470     3,871
------------------------------------------------------------------------------------------------
Recoveries:
 Commercial and agricultural                 418         292       273        253       326
 Real estate mortgages                        23          72        47         18        20
 Consumer                                    599         700       716        776       734
------------------------------------------------------------------------------------------------
   Total recoveries                        1,040       1,064     1,036      1,047     1,080
------------------------------------------------------------------------------------------------
   Net loans charged off                   4,565       3,960     4,368      3,423     2,791
Allowance related to purchase
   acquisitions                              525           -         -          -         -
Provision for loan losses                  8,678       5,440     6,149      4,820     4,325
------------------------------------------------------------------------------------------------
Balance at December 31                  $ 24,349    $ 19,711  $ 18,231   $ 16,450  $ 15,053
------------------------------------------------------------------------------------------------
Allowance for loan losses to loans
 outstanding at end of year                 1.41%       1.34%     1.43%      1.42%     1.45%
Net charge-offs to average loans
------------------------------------------------------------------------------------------------
 outstanding                                0.28%       0.29%     0.36%      0.31%     0.36%
------------------------------------------------------------------------------------------------

Charge-offs increased during 2000 by $643,000, to $5.6 million for the year. The increase in charge-offs was primarily in the area of commercial and agricultural loans. This increase was consistent with the increase in commercial and agricultural loans discussed above. The allowance as a percentage of loans outstanding was 1.41% at December 31, 2000 and 1.34% at December 31, 1999.

The provision for loan losses in 2000 was $8.7 million, as compared to $5.4 million in 1999 and $6.1 million during 1998. The increase in the provision in 2000 as compared to 1999 was necessitated by significant loan growth, primarily in the higher risk commercial and consumer type loans as discussed above, and the increase in nonperforming loans, also as discussed above. The reduction in the provision from 1998 to 1999 is primarily due to a reduction in nonperforming loans and net loan charge-offs, mitigated by the growth and changing mix of the loan portfolio.

The following table sets the allocation of the allowance for loan losses by category, as well as the percentage of loans in each category to total loans, as prepared by the Company. This allocation is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. The following table sets forth the allocation of the allowance for loan losses by loan category.

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
------------------------------------------------------------------------------------------------------------------------------
December 31,                   2000                1999                 1998                 1997                1996
------------------------------------------------------------------------------------------------------------------------------
                                  CATEGORY             Category             Category             Category             Category
                                  PERCENT              Percent              Percent              Percent              Percent
(dollars in thousands) ALLOWANCE  OF LOANS  Allowance  of Loans  Allowance  of Loans  Allowance  of Loans  Allowance  of Loans
------------------------------------------------------------------------------------------------------------------------------
Commercial
 and agricultural      $ 15,856     49.5%   $  9,091     46.3%   $  8,589     43.7%   $  6,755     41.5%   $  5,581     39.8%
Real estate
 mortgages                1,240     22.8%      2,050     27.6%      1,219     30.2%        843     30.0%      1,053     30.2%
Consumer                  3,841     27.7%      4,900     26.1%      4.813     26.1%      3,123     28.5%      3,007     30.0%
Unallocated               3,412        -       3,670        -       3,610        -       5,729        -       5,412        -
------------------------------------------------------------------------------------------------------------------------------
Total                  $ 24,349    100.0%   $ 19,711    100.0%   $ 18,231    100.0%   $ 16,450    100.0%   $ 15,053    100.0%
------------------------------------------------------------------------------------------------------------------------------

MARKET RISK

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than earning assets. When interest-bearing liabilities mature or reprice more quickly than earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. Management's asset/liability committee (ALCO) meets monthly to review the Company's interest rate risk position and profitability, and to recommend strategies for consideration by the Board of Directors. Management also reviews loan and deposit pricing, and the Company's securities portfolio, formulates investment and funding strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing the net interest margin. At times, depending on the level of general interest rates, the relationship between long and short term interest rates, market conditions and competitive factors, the Board and management may determine to increase the

Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to changes in interest rates and to fluctuations in the difference between long and short-term interest rates.

The primary tool utilized by ALCO to manage interest rate risk is a balance sheet/income statement simulation model (interest rate sensitivity analysis). Information such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed), and current rates is uploaded into the model to create an ending balance sheet. In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and mortgage related investment securities along with any optionality within the deposits and borrowings.

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period. A second and third model are run in which a gradual increase and decrease, respectively, of 200 basis points takes place over a 12 month period. A fourth and fifth model are run in which a gradual increase and decrease, respectively, of 100 basis points takes place over a 12 month period. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12 month period from the forecasted net interest income in the flat rate scenario.

In the declining rate scenarios, net interest income is projected to be below the flat rate scenario through the simulation period. Net interest income experiences a reduction as a result of adjustable rate loans repricing, and increased cash flow as a result of higher prepayments on loans reinvested at lower market rates, callable securities reinvested at lower market rates and limited continued deposit pricing reductions.

In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario greater than the decline shown in the downward rate scenarios. Net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing.

Net interest income for the next twelve months in a +/- 200 basis point scenario is within the internal policy risk limits of a not more than a 5% change in net interest income. The following table projects the percent change in net interest income over the next year using the December 31, 2000 balance sheet position.

                     TABLE 10
                     INTEREST RATE SENSITIVITY ANALYSIS
                     ---------------------------------------------------------------
                     Change in interest rates                    Percent change in
                     (in basis points)                         net interest income
                     ---------------------------------------------------------------
                     +200                                                  (3.34%)
                     +100                                                  (1.62%)
                     -100                                                  (0.78%)
                     -200                                                  (1.45%)
                     ---------------------------------------------------------------

LIQUIDITY RISK

Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The ALCO is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity policies must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions.

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. Accordingly, the Company has purchased brokered time deposits, established borrowing facilities with other banks (Federal funds), the Federal Home Loan Banks of New York and Pittsburgh (short and long-term borrowings which are denoted as advances), and repurchase agreements with investment companies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At December 31, 2000, the Company considered its Basic Surplus adequate to meet liquidity needs. At December 31, 2000, a large percentage of the Company's loans and securities are pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company's ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

OFF-BALANCE SHEET RISK

Commitments to Extend Credit

The Company makes contractual commitments to extend credit and extend lines of credit which are subject to the Company's credit approval and monitoring procedures. At December 31, 2000 and 1999, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $394.7 million and $421.0 million, respectively. In the opinion of management, there are no material commitments to extend credit that represent unusual risks.

Stand-By Letters of Credit

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At December 31, 2000 and 1999, outstanding stand-by letters of credit were approximately $6.2 million and $3.9 million, respectively.

CAPITAL RESOURCES

Consistent with its goal to operate a sound and profitable financial institution, the Company actively seeks to maintain a "well-capitalized" institution in accordance with regulatory standards. The principal source of capital to the Company is earnings retention. The Company remains well capitalized as the capital ratios in the notes to the consolidated financial statements indicate. Capital measurements are in excess of both regulatory minimum guidelines and meet the requirements to be considered well capitalized.

The  Company's   principal  source  of  funds  to  pay  cash  dividends  to  its
shareholders  is  dividends  from  its  subsidiary   banks.   Various  laws  and
regulations restrict the ability of banks to pay dividends to their shareholders. The payment of dividends by the Company in the future will require the generation of sufficient future earnings by its subsidiaries. For further disclosures relative to dividend restrictions and regulatory requirements, refer to Note 13 to the consolidated financial statements.

The accompanying Table 11 sets forth the quarterly high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock.


TABLE 11
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
------------------------------------------------------------------------------------------------------------------
                                         2000                                           1999
------------------------------------------------------------------------------------------------------------------
(restated to give retroactive effect to stock dividends and splits)
                                                             CASH                                          Cash
                                                        DIVIDENDS                                     Dividends
QUARTER ENDING             HIGH        LOW       CLOSE   DECLARED        High        Low      Close    Declared
------------------------------------------------------------------------------------------------------------------
March 31                $ 16.50    $ 11.38     $ 14.50    $ 0.170     $ 23.33    $ 19.89    $ 19.89     $ 0.162
June 30                   14.50       9.38       10.69      0.170       21.19      19.05      19.52       0.162
September 30              12.50       9.75       12.00      0.170       20.90      16.43      16.49       0.162
December 31               15.94      11.13       14.63      0.170       17.98      14.63      15.50       0.170
------------------------------------------------------------------------------------------------------------------
For the year            $ 16.50    $  9.38     $ 14.63    $ 0.680     $ 23.33    $ 14.63    $ 15.50     $ 0.656
------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME AND EXPENSES

NONINTEREST INCOME

Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations. Noninterest income, exclusive of net security gains and losses, totaled $20.4 million in 2000, $17.3 million in 1999, and $16.2 million in 1998. The $3.1 million, or 17.9%, increase in 2000 is primarily the result of an increase in broker/dealer fees of approximately $2.7 million. The increase in broker/dealer fees is the direct result of the Company's acquisition of M. Griffith, Inc., a full service broker/dealer and registered investment advisor, on May 5, 2000. All other categories of noninterest income remained consistent from 1999 to 2000. The increase from 1998 to 1999 of $1.1 million, or 6.9%, was primarily related to an increase in service charges on deposit accounts which increased $1.0 million to $7.6 million in 1999. All other categories of noninterest income remained consistent from 1998 to 1999.

During 2000, the Company had net security losses of $1.2 million, compared to net security gains of $1.8 million during 1999. The net loss during 2000 resulted primarily from the Company's decision in late December 2000, to sell certain lower yielding federal agencies and mortgage backed securities with an amortized cost of $21.7 million and use the proceeds to pay down higher rate debt. These lower yielding securities had net unrealized losses of approximately $1.4 million at December 31, 2000. As a result of the decision to immediately sell these securities, they were considered to be other than temporarily impaired, and the net loss was recorded in the Company's consolidated statement of income for the year ended December 31, 2000. These securities were sold in early January 2001 at a loss approximating the loss recorded in 2000. These securities were presented on the Company's December 31, 2000 consolidated balance sheet as trading securities.

NONINTEREST EXPENSE

Other noninterest expenses are also an important factor in the Company's results of operations. Noninterest expense was $93.9 million in 2000, compared to $62.9 million in 1999, and $61.3 million in 1998. The increase in 2000 was primarily the result of $23.6 million in merger, acquisition and reorganization costs incurred during 2000. Merger, acquisition, and reorganization costs were $835,000 in 1999.

During 2000, the following merger, acquisition and reorganization costs were recognized:

       Professional fees                          $  8,525
       Data processing                               2,378
       Severance                                     7,278
       Branch closing                                1,736
       Advertising and supplies                      1,337
       Hardware and software write-off               1,428
       Miscellaneous                                   943
       ----------------------------------------------------
          Total                                   $ 23,625
       ----------------------------------------------------

With the exception of hardware and software write-offs and certain branch closing costs, all of the above costs have been or will be paid through normal cash flow from operations.

At December 31, 2000, after payments of certain merger, acquisition and reorganization costs, the Company had a remaining accrued liability for merger, acquisition and reorganization costs as follows:

       Professional fees                          $  1,306
       Data processing                               1,445
       Severance                                     6,901
       Branch closings                                 541
       Advertising and supplies                        355
       Miscellaneous                                   448
       ----------------------------------------------------
          Total                                   $ 10,996
       ----------------------------------------------------

With the exception of certain severance costs which will be paid out over a period of time consistent with the respective severance agreements, all of the above liabilities are expected to be paid during 2001.

Salaries and employee benefits increased $4.7 million, or 15.2%, from $30.7 million in 1999 to $35.4 million in 2000. The increase was the result of normal salary increases and the addition of M. Griffith, Inc. in May of 2000.

Also impacting the increase in noninterest expense in 2000 as compared to 1999 was the amortization of intangible assets. This amortization expense increased from $1.3 million in 1999 to $1.7 million in 2000. As a result of the M. Griffith acquisition and the various branch acquisitions during 2000, amortization of intangible assets is expected to also increase in 2001.

All other categories of noninterest expense remained fairly consistent from 1999 to 2000.

INCOME TAXES

In 2000, income tax expense was $4.0 million, as compared to $13.9 million in 1999 and $7.1 million in 1998. The Company's effective tax rate was 35.7%, 34.6%, and 21.0% in 2000, 1999, and 1998, respectively. The increase in the effective tax rate during 2000 is primarily the result of non-deductible merger and acquisition expenses. The relatively low effective tax rate during 1998 was the result of a corporate realignment.

IMPACT OF INFLATION AND CHANGING PRICES

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Company's operations. Unlike most industrial companies, nearly all assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either net income or as a component of comprehensive income. Consequently, there may be increased volatility in net income, comprehensive income, and stockholders' equity on an ongoing basis as a result of accounting for derivatives in accordance with SFAS No. 133.

Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge - fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred.

The adoption of SFAS No. 133 by The Company on January 1, 2001 did not have a material effect on the Company's consolidated financial position or results of operations.

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

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. SFAS 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125 provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactively application is not permitted. The adoption of SFAS No. 140 did not have a material effect on the Company's consolidated financial statements.


TABLE 12
SELECTED QUARTERLY FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------------------
                                                   2000                                        1999
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share
  data)                            FIRST     SECOND     THIRD     FOURTH       First     Second      Third     Fourth
Interest, fee and
  dividend income               $ 44,911   $ 46,797  $ 48,921   $ 49,902    $ 38,764   $ 40,149   $ 42,554   $ 43,405
Interest expense                  21,610     23,275    24,811     26,325      17,567     18,162     19,448     20,281
Net interest income               23,301     23,522    24,110     23,577      21,197     21,987     23,106     23,124
Provision for loan losses          1,454      2,345     1,619      3,260       1,195      1,340      1,325      1,580
Noninterest income excluding
  securities gains (losses)        4,241      4,949     5,436      5,806       4,166      4,413      4,319      4,381
Net securities gains (losses)          -          6       137     (1,359)        669        295        839          -
Noninterest expense               17,716     19,685    20,128     36,333      14,597     15,063     16,005     17,252
Net income (loss)               $  5,280   $  4,069  $  5,155   $ (7,313)   $  6,659   $  6,759   $  7,019   $  5,820
Basic earnings per share        $   0.23   $   0.17  $   0.22   $  (0.31)   $   0.29   $   0.29   $   0.30   $   0.25
Diluted earnings per share      $   0.23   $   0.17  $   0.22   $  (0.31)   $   0.28   $   0.29   $   0.30   $   0.25
Net interest margin                 4.25%      4.16%     4.12%      3.96%       4.37%     4.34%       4.32%      4.26%
Return (loss) on average assets     0.88%      0.66%     0.81%     (1.12)%      1.25%     1.21%       1.20%      0.98%
Return (loss) on average equity    11.10%      8.29%    10.14%    (13.95)%     13.19%    13.36%      14.29%     11.83%
Average diluted common
 shares outstanding               23,346     23,584    23,709     23,759      23,423     23,395     23,376     23,337
------------------------------------------------------------------------------------------------------------------------------------

PROPERTIES

The Company operated the following number of community banking branches and automated teller machines (ATMs) as of December 31, 2000:


NEW YORK STATE                               BRANCHES          ATMS
--------------                               --------          ----
Albany County                                    1              -
Broome County                                    3              4
Chenango County                                 11             15
Clinton County                                   3              2
Delaware County                                  5             12
Essex County                                     3              3
Fulton County                                    3              3
Oneida County                                    5              7
Orange County                                    1              1
Otsego County                                    2              9
Tioga County                                     1              2


PENNSYLVANIA                                 BRANCHES          ATMS
------------                                 --------          ----
Lackawanna County                               20             26
Luzerne County                                   4             19
Monroe County                                    4              7
Pike County                                      3              3
Susquehanna County                               6              7
Wayne County                                     3              3


The Company leases twenty-four of the above listed branches from third parties under terms and conditions considered by management to be favorable to the Company. The Company owns all other banking premises. All automated teller machines are owned.

MANAGEMENT'S STATEMENT OF RESPONSIBILITY

         Responsibility for the integrity, objectivity, consistency, and fair presentation of the financial information presented in this Annual Report rests with NBT Bancorp Inc. management. The accompanying consolidated financial statements and related information have been prepared in conformity with accounting principles generally accepted in the United States of America consistently applied and include, where required, amounts based on informed judgments and management's best estimates.
         Management maintains a system of internal controls and accounting policies and procedures to provide reasonable assurance of the accountability and safeguarding of Company assets and of the accuracy of financial information. These procedures include management evaluations of asset quality and the impact of economic events, organizational arrangements that provide an appropriate segregation of responsibilities and a program of internal audits to evaluate independently the adequacy and application of financial and operating controls and compliance with Company policies and procedures.
         The Board of Directors has appointed a Risk Management Committee composed entirely of directors who are not employees of the Company. The Risk Management Committee is responsible for recommending to the Board the independent auditors to be retained for the coming year. The Risk Management Committee meets periodically, both jointly and privately, with the independent auditors, with our internal auditors, as well as with representatives of management, to review accounting, auditing, internal control structure and financial reporting matters. The Risk Management Committee reports to the Board on its activities and findings.




/S/ Daryl R. Forsythe

Daryl R. Forsythe
President and Chief Executive Officer




/S/ Michael J. Chewens

Michael J. Chewens, CPA
Executive Vice President
Chief Financial Officer and Corporate Secretary

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
NBT Bancorp Inc.:


We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                        /S/ KPMG LLP

Albany, New York
January 22, 2001


                      NBT BANCORP INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                         December 31, 2000 and 1999

               (in thousands, except share and per share data)


                                   ASSETS                                               2000               1999
                                                                                -----------------  -----------------

Cash and due from banks                                                              $    96,429             74,304
Short term interest bearing accounts                                                      14,233              5,325
Trading securities, at fair value                                                         20,541                  -
Securities available for sale, at fair value                                             576,372            606,727
Securities held to maturity (fair value - $101,833 and $109,147)                         102,413            113,318
Federal Reserve and Federal Home Loan Bank stock                                          27,647             27,654
Loans                                                                                  1,726,482          1,466,867
Less allowance for loan losses                                                            24,349             19,711
                                                                                -----------------  -----------------
           Net loans                                                                   1,702,133          1,447,156

Premises and equipment, net                                                               43,457             47,097
Intangible assets, net                                                                    27,739              9,081
Other assets                                                                              44,824             50,011
                                                                                -----------------  -----------------

           Total assets                                                              $ 2,655,788          2,380,673
                                                                                =================  =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
    Demand (noninterest bearing)                                                     $   302,137            267,895
    Savings, NOW, and money market                                                       671,980            605,334
    Time                                                                               1,066,121            903,862
                                                                                -----------------  -----------------
           Total deposits                                                              2,040,238          1,777,091

Short-term borrowings                                                                    132,375            142,267
Long-term debt                                                                           234,872            251,970
Other liabilities                                                                         40,282             17,873
                                                                                -----------------  -----------------
          Total liabilities                                                            2,447,767          2,189,201
                                                                                -----------------  -----------------

Stockholders' equity:
    Preferred stock, $0.01 par at December 31, 2000; no par, stated                            -                  -
       value $1.00 at December 31, 1999; shares authorized - 2,500,000
    Common stock,  $0.01 par value and 30,000,000  shares authorized at December
       31, 2000; no par, stated value $1.00 and 15,000,000  shares authorized at
       December 31, 1999; issued 24,237,322 and
       23,786,450 at December 31, 2000 and 1999, respectively                                242             23,786
    Additional paid-in-capital                                                           185,041            156,112
    Retained earnings                                                                     36,689             44,949
    Accumulated other comprehensive loss                                                  (2,864)           (21,710)
    Common stock in treasury, at cost, 512,213 and 538,936 shares                        (11,087)           (11,665)
                                                                                -----------------  -----------------

           Total stockholders' equity                                                    208,021            191,472
                                                                                -----------------  -----------------

           Total liabilities and stockholders' equity                                $ 2,655,788          2,380,673
                                                                                =================  =================

See accompanying notes to consolidated financial statements.


                                       NBT BANCORP INC. AND SUBSIDIARIES

                                       Consolidated Statements of Income

                                  Years ended December 31, 2000, 1999 and 1998
                                     (in thousands, except per share data)


                                                                    2000               1999               1998
Interest, fee, and dividend income:
    Interest and fees on loans                                   $ 140,725            115,990            108,318
    Securities available for sale                                   40,927             40,254             36,068
    Securities held to maturity                                      6,127              6,166             11,343
    Other                                                            2,752              2,462              2,699
                                                           ----------------   ----------------   ----------------
        Total interest, fee, and dividend income                   190,531            164,872            158,428
                                                           ----------------   ----------------   ----------------

Interest expense:
    Deposits                                                        73,791             56,565             58,873
    Short-term borrowings                                            8,777              6,011              6,177
    Long-term debt                                                  13,453             12,882              9,662
                                                           ----------------   ----------------   ----------------
        Total interest expense                                      96,021             75,458             74,712
                                                           ----------------   ----------------   ----------------

Net interest income                                                 94,510             89,414             83,716
Provision for loan losses                                            8,678              5,440              6,149
                                                           ----------------   ----------------   ----------------
Net interest income after provision for loan losses                 85,832             83,974             77,567
                                                           ----------------   ----------------   ----------------

Noninterest income:
    Service charges on deposit accounts                              8,284              7,588              6,562
    Broker/dealer fees                                               2,723                 46                 24
    Trust                                                            3,382              3,305              3,115
    Net securities (losses) gains                                   (1,216)             1,803              1,567
    Other                                                            6,043              6,340              6,463
                                                           ----------------   ----------------   ----------------
        Total noninterest income                                    19,216             19,082             17,731
                                                           ----------------   ----------------   ----------------

Noninterest expense:
    Salaries and employee benefits                                  35,411             30,751             29,277
    Occupancy                                                        5,692              5,212              5,026
    Equipment                                                        5,728              5,368              4,566
    Data processing and communications                               5,828              5,392              4,554
    Professional fees and outside services                           3,754              3,008              4,230
    Office supplies and postage                                      2,954              3,044              3,030
    Amortization of intangible assets                                1,722              1,323              1,319
    Merger, acquisition and reorganization costs                    23,625                835                  -
    Other operating                                                  9,148              7,984              9,252
                                                           ----------------   ----------------   ----------------
        Total noninterest expense                                   93,862             62,917             61,254
                                                           ----------------   ----------------   ----------------

Income before income tax expense                                    11,186             40,139             34,044
Income tax expense                                                   3,995             13,882              7,149
                                                           ----------------   ----------------   ----------------
        Net income                                               $   7,191             26,257             26,895
                                                           ================   ================   ================

Earnings per share:
    Basic                                                        $    0.31               1.14               1.16
                                                           ================   ================   ================
    Diluted                                                      $    0.30               1.12               1.14
                                                           ================   ================   ================

See accompanying notes to consolidated financial statements.
Note: All per share data has been restated to give retroactive effect to stock dividends and splits.



                                     NBT BANCORP INC. AND SUBSIDIARIES
              Consolidated Statements of Changes in Stockholders' Equity Years ended December
                                          31, 2000, 1999 and 1998

                              (in thousands except share and per share data)


                                                                                         ACCUMULATED
                                                                ADDITIONAL               OTHER COMPRE-    COMMON
                                                      COMMON     PAID-IN-     RETAINED      HENSIVE      STOCK IN
                                                       STOCK      CAPITAL     EARNINGS   (LOSS)/INCOME   TREASURY      TOTAL
                                                    ---------- ------------ ----------- --------------  ----------  ----------

Balance at December 31, 1997                         $ 19,128      127,804      49,718          3,109      (7,203)    192,556
Net income                                                  -            -      26,895              -           -      26,895
Stock dividends and splits                              3,814       17,670     (21,484)             -           -           -
Cash dividends - $0.587 per share                           -            -     (11,848)             -           -     (11,848)
Payment in lieu of fractional shares                        -            -         (16)             -           -         (16)
Purchase of 355,708 treasury shares                         -            -           -              -      (9,127)     (9,127)
Issuance of 289,072 shares to employee benefit
     plans and other stock plans                          117        1,478           -              -       3,368       4,963
Costs of sale of common stock through
     secondary offering                                     -            -         (12)             -           -         (12)
Other comprehensive income                                  -            -           -            627           -         627
                                                    ---------- ------------ ----------- --------------  ----------  ----------

Balance at December 31, 1998                           23,059      146,952      43,253          3,736     (12,962)    204,038
Net income                                                  -            -      26,257              -           -      26,257
Issuance of 621,143 shares for a stock dividend           621       10,994     (11,615)             -           -           -
Cash dividends - $0.656 per share                           -            -     (12,930)             -           -     (12,930)
Payment in lieu of fractional shares                        -            -         (16)             -           -         (16)
Purchase of 388,711 treasury shares                         -            -           -              -      (6,948)     (6,948)
Issuance of 426,454 shares to employee benefit
     plans and other stock plans                          153         (125)          -              -       6,489       6,517
Other comprehensive loss                                    -            -           -        (25,446)          -     (25,446)
Retirement of 128,263 treasury shares of pooled
     Company                                              (47)      (1,709)          -              -       1,756           -
                                                    ---------- ------------ ----------- --------------  ----------  ----------

BALANCE AT DECEMBER 31, 1999                           23,786      156,112      44,949        (21,710)    (11,665)    191,472
Net income                                                  -            -       7,191              -           -       7,191
Cash dividends - $0.68 per share                            -            -     (15,428)             -           -     (15,428)
Payment in lieu of fractional shares                        -            -         (23)             -           -         (23)
Issuance of 56,606 shares to employee benefit plans
     and other stock plans, including tax benefit           7          582           -              -         578       1,167
Change of $1.00 stated value per share to $0.01
     par value per share                              (23,555)      23,555           -              -           -           -
Issuance of 420,989 shares to purchase
     M. Griffith, Inc.                                      4        4,792           -              -           -       4,796
Other comprehensive income                                  -            -           -         18,846           -      18,846
                                                    ---------- ------------ ----------- --------------  ----------  ----------
Balance at December 31, 2000                         $    242      185,041      36,689         (2,864)    (11,087)    208,021
                                                    ========== ============ =========== ==============  ==========  ==========

See accompanying notes to consolidated financial statements.
Note: Cash dividends per share represent the cash historical dividends per share of NBT Bancorp Inc., adjusted to give retroactive effect to stock splits and stock dividends.


                                     NBT BANCORP INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                               Years ended December 31, 2000, 1999 and 1998
                                               (in thousands)

                                                                   2000             1999              1998
                                                          ---------------  ---------------   ---------------
Operating activities:
    Net income                                                   $ 7,191           26,257            26,895
    Adjustments to reconcile net income to net cash
      provided by operating activities:
         Provision for loan losses                                 8,678            5,440             6,149
         Depreciation of premises and equipment                    5,264            4,815             4,151
         Net accretion on securities                                (678)          (1,211)           (1,330)
         Amortization of intangible assets                         1,722            1,323             1,319
         Deferred income tax benefit                              (3,510)            (380)           (1,015)
         Proceeds from sale of loans held for sale                17,615           41,899            46,462
         Originations and purchases of loans held for sale       (12,284)         (40,471)          (47,494)
         Net gains on sales of loans held for sale                   (60)            (342)           (1,013)
         Net loss (gains) on sales of securities                   1,216           (1,803)           (1,567)
         Net (gain) loss on sales of other real estate owned         (69)            (291)              145
         Writedowns on other real estate owned                       235              220                25
         Tax benefit from exercise of stock options                  660              296               117
         Net (increase) decrease in other assets                  (3,525)           2,720            (4,156)
         Net increase (decrease) in other liabilities             22,724             (866)           (1,185)
                                                          ---------------  ---------------   ---------------
                 Net cash provided by operating activities        45,179           37,606            27,503
                                                          ---------------  ---------------   ---------------
Investing activities:
    Net cash and cash equivalents provided by acquisitions        74,434                -                 -
    Securities available for sale:
      Proceeds from maturities, calls and principal paydowns      42,260           92,771           116,948
      Proceeds from sales                                          9,296          110,073           184,669
      Purchases                                                  (12,282)        (253,113)         (234,275)
    Securities held to maturity:
      Proceeds from maturities, calls, and principal paydowns     34,347           35,535            71,250
      Purchases                                                  (23,445)         (39,461)         (133,053)
    Net increase in loans                                       (228,033)        (196,595)         (121,898)
    Net (increase) decrease in FHLB stock                              7             (744)           (6,415)
    Purchases of premises and equipment, net                        (598)          (7,240)          (10,984)
    Proceeds from sales of other real estate owned                 2,125            3,527             2,747
                                                          ---------------  ---------------   ---------------
                 Net cash used in investing activities          (101,889)        (255,247)         (131,011)
                                                          ---------------  ---------------   ---------------

Financing activities:
    Net increase in deposits                                     129,677          112,784            76,031
    Net (decrease) increase in short-term borrowings              (9,892)          42,395           (37,205)
    Proceeds from issuance of long-term debt                       5,000           75,000           120,658
    Repayments of long-term debt                                 (22,098)          (6,998)          (21,542)
    Proceeds from the issuance of shares to employee
      benefit plans and other stock plans                            507            6,221             4,846
    Purchase of treasury stock                                         -           (6,948)           (9,127)
    Cash dividends and payment for fractional shares             (15,451)         (12,946)          (11,864)
                                                          ---------------  ---------------   ---------------
                 Net cash provided by financing activities        87,743          209,508           121,797
                                                          ---------------  ---------------   ---------------
Net increase (decrease) in cash and cash equivalents              31,033           (8,133)           18,289
Cash and cash equivalents at beginning of year                    79,629           87,762            69,473
                                                          ---------------  ---------------   ---------------
Cash and cash equivalents at end of year                       $ 110,662           79,629            87,762
                                                          ===============  ===============   ===============
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest                                                  $ 89,518           73,641            74,968
      Income taxes                                                 9,238           14,486             9,381
                                                          ===============  ===============   ===============
    Noncash investing activities:
      Transfer of securities available for sale to
         trading securities                                     $ 20,286                -                 -
      Transfer of held to maturity securities to securities
         available for sale                                            -           71,137                 -
      Transfer of loans to other real estate owned                 1,514            1,923             3,790
      Fair value of assets acquired                               43,989                -                 -
      Fair value of liabilities assumed                          133,891                -                 -
      Common stock issued for acquisitions                         4,796                -                 -
                                                          ===============  ===============   ===============

See accompanying notes to consolidated financial statements.


                               NBT BANCORP INC. AND SUBSIDIARIES

                        Consolidated Statements of Comprehensive Income

                          Years ended December 31, 2000, 1999 and 1998

                                         (in thousands)


                                                                          2000                1999               1998
                                                              -----------------   -----------------  ------------------
Net income                                                             $  7,191              26,257              26,895
                                                              -----------------   -----------------  ------------------
Other comprehensive income (loss), net of tax:
    Unrealized net holding gains (losses) arising
       during the year (pre-tax amounts of $28,779;
       ($39,278) and $2,534)                                             18,127             (24,359)              1,571
    Less:  Reclassification adjustment  for net losses
       (gains) included in net income (pre-tax amounts
       of $1,216; $(1,803); ($1,567))                                       719              (1,087)               (944)
                                                               -----------------   -----------------  ------------------

          Total other comprehensive income (loss)                        18,846             (25,446)                627
                                                               -----------------   -----------------  ------------------

Comprehensive income                                                   $ 26,037                 811              27,522
                                                               =================   =================  ==================


See accompanying notes to consolidated financial statements

                                         NBT BANCORP INC. AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements

                                            December 31, 2000 and 1999



(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accounting and reporting policies of NBT Bancorp Inc. ("Bancorp") and its subsidiaries, NBT Bank, N.A. (NBT Bank), Pennstar Bank, N.A. (Pennstar), and NBT Financial Services, Inc. conform, in all material respects, to accounting principles generally accepted in the United States of America ("GAAP") and to general practices within the banking industry. Collectively, Bancorp and its subsidiaries are referred to herein as "the Company".

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

       The following is a description of significant policies and practices:

       CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of Bancorp and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation. In the "Parent Company Financial Information," the investment in subsidiaries is carried under the equity method of accounting.

       SEGMENT REPORTING

       The Company's operations are solely in the community banking industry and include the provision of traditional banking services. The Company operates solely in the geographical regions of central and northern New York and northeastern Pennsylvania. Management makes operating decisions and assesses performance based on an ongoing review of its community banking operations, which constitute the Company's only reportable segment.

       TRUST

       Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company. Trust income is recognized on the accrual method based on contractual rates applied to the balances of trust accounts.

       CASH EQUIVALENTS

       The Company considers amounts due from correspondent banks, cash items in process of collection and institutional money market mutual funds to be cash equivalents for purposes of the consolidated statements of cash flows.

       SECURITIES

       The Company classifies its securities at date of purchase as either available for sale, held to maturity or trading. Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders' equity as a component of accumulated other comprehensive income or loss. Held to maturity securities are recorded at amortized cost. Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income. Transfers of securities between categories are recorded at fair value at the date of transfer. Non-marketable equity securities are carried at cost. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

       Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividends and interest income are recognized when earned. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.

       LOANS

       Loans are recorded at their current unpaid principal balance, net of unearned income and unamortized loan fees and expenses, which are amortized under the effective interest method over the estimated lives of the loans. Interest income on loans is primarily accrued based on the principal amount outstanding.

       Loans are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans are transferred to a nonaccrual basis generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. Accrual of interest is discontinued if the loan is placed on nonaccrual status. When a loan is transferred to a nonaccrual status, any unpaid accrued interest is reversed and charged against income. When in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part.

       If ultimate repayment of a non-accrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected or management judges it to be prudent, any payment received on a non-accrual loan is applied to principal until ultimate repayment becomes expected. Nonaccrual loans are returned to accrual status when they become current as to principal and interest or demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest.

       Commercial type loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement, and all loan types are considered impaired if the loan is restructured in a troubled debt restructuring.

       The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally collateral dependent. The Company considers the estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

       ALLOWANCE FOR LOAN LOSSES

       The allowance for loan losses is the amount which, in the opinion of management, is necessary to absorb probable losses inherent in the loan portfolio. The allowance is determined by reference to the market area the Company serves, local economic conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, and comprehensive reviews of the loan portfolio by the Independent Loan Review staff and management. As a result of the test of adequacy, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses.

       Management believes that the allowance for loan losses is adequate. While management uses available information to recognize loan losses, future additions to the allowance for loan losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgements about information available to them at the time of their examination which may not be currently available to management.

       PREMISES AND EQUIPMENT

       Premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment is determined using the straight line method over the estimated useful lives of the respective assets. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred.

       OTHER REAL ESTATE OWNED

       Other real estate owned ("OREO") consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or "cost" (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

       INTANGIBLE ASSETS

       Intangible assets consist primarily of goodwill. Goodwill is the excess of cost over the fair value of tangible net assets acquired in acquisitions accounted for using the purchase method of accounting and not allocated to any specific asset or liability category. Goodwill is being amortized on a straight-line basis over periods ranging from 15 years to 25 years from the acquisition date. The Company reviews goodwill on a periodic basis for events or changes in circumstances that may indicate that the carrying amount of goodwill may not be recoverable.

       TREASURY STOCK

       Treasury stock acquisitions are recorded at cost. Subsequent sales of treasury stock are recorded on an average cost basis. Gains on the sale of treasury stock are credited to additional paid-in-capital. Losses on the sale of treasury stock are charged to additional paid-in-capital to the extent of previous gains, otherwise charged to retained earnings.

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

       STOCK-BASED COMPENSATION

       The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock based awards measured on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock-based grants made in 1995 and thereafter as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

       PER SHARE AMOUNTS

       Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's dilutive stock options).

       All share and per share data has been restated to give retroactive effect to stock splits and stock dividends.

       OTHER FINANCIAL INSTRUMENTS

       The Company is a party to certain other financial instruments with off-balance-sheet risk such as commitments to extend credit, unused lines of credit, and standby letters of credit, as well as certain mortgage loans sold to investors with recourse. The Company's policy is to record such instruments when funded.

       COMPREHENSIVE INCOME

       At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale, net of income taxes, for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale, net of income taxes, as of the consolidated balance sheet dates.

       PENSION COSTS

       The Company maintains a non contributory, defined benefit retirement and pension plan covering substantially all employees. Pension costs, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses.

       NEW ACCOUNTING PRONOUNCEMENTS

       The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either net income or as a component of comprehensive income. Consequently, there may be increased volatility in net income, comprehensive income, and stockholders' equity on an ongoing basis as a result of accounting for derivatives in accordance with SFAS No. 133.

       Special hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge - fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred.

       The adoption of SFAS No. 133 by the Company on January 1, 2001 did not have a material effect on the Company's consolidated financial position or results of operations.

       In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". FASB Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues. The adoption of this Interpretation on July 1, 2000 did not have a material effect on the Company's financial position or results of operations.

       In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. SFAS No. 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application is not permitted. The adoption of SFAS No. 140 did not have a material effect on the Company's consolidated financial statements.

(2)    MERGER AND ACQUISITION ACTIVITY

       On February 17, 2000, the Company consummated a merger, whereby Lake Ariel Bancorp, Inc. (Lake Ariel) and its subsidiaries were merged with and into the Company with each issued and outstanding share of Lake Ariel exchanged for 0.9961 shares of Bancorp common stock. The transaction resulted in the issuance of approximately 5.0 million shares of Bancorp common stock. Lake Ariel's commercial banking subsidiary was LA Bank, N.A.

       On July 1,  2000,  the  Company  consummated  a merger,  whereby  Pioneer
       American Holding Company Corp. (Pioneer Holding Company) and its subsidiary were merged with and into the Company with each issued and outstanding share of Pioneer Holding Company exchanged for 1.805 shares of Bancorp common stock. The transaction resulted in the issuance of approximately 5.2 million shares of Bancorp common stock. Pioneer Holding Company's commercial banking subsidiary was Pioneer American Bank, N.A.

       The Lake Ariel and Pioneer Holding Company mergers qualified as tax-free exchanges and were accounted for as poolings-of-interests. accordingly, these consolidated financial statements have been restated to present the combined consolidated financial condition and results of operations of all companies as if the mergers had been in effect for all years presented.

       LA  Bank,  N.A.  and  Pioneer  American  Bank,  N.A.  were  commercial
       banks   headquartered  in  northeast Pennsylvania  with  approximately
       $570 million and $420 million, respectively, in assets at December 31, 1999, and twenty-two and eighteen branch offices, respectively, in five counties. Immediately following the mergers described above, Bancorp was the surviving holding company for NBT Bank, LA Bank, N.A., Pioneer American Bank, N.A. and NBT Financial Services, Inc. On November 10, 2000, LA Bank, N.A. changed its name to Pennstar Bank, N.A.. On December 9, 2000, Pioneer American Bank, N.A. was merged into Pennstar.

       The following table presents net interest income, net income, and earnings per share reported by Lake Ariel, Pioneer Holding Company, the Company without Lake Ariel or Pioneer Holding Company (NBT) and the Company on a combined basis:

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                              1999                 1998
                                                                       -----------------     -----------------
                                                                        (In thousands, except per share data)
         Net interest income:
             NBT                                                       $     60,582                57,403
             Lake Ariel                                                      14,341                12,330
             Pioneer Holding Company                                         14,491                13,983
                                                                       -----------------     -----------------

                Combined                                               $     89,414                83,716
                                                                       =================     =================

         Net income:
             NBT                                                       $     18,370                19,102
             Lake Ariel                                                       3,805                 3,771
             Pioneer Holding Company                                          4,082                 4,022
                                                                       -----------------     -----------------

                Combined                                               $     26,257                26,895
                                                                       =================     =================

         Basic earnings per share:
             NBT                                                       $       1.41                  1.45
             Lake Ariel                                                        0.79                  0.79
             Pioneer Holding Company                                           1.41                  1.39

                Combined                                                       1.14                  1.16

         Diluted earnings per share:
             NBT                                                       $       1.40                  1.42
             Lake Ariel                                                        0.77                  0.77
             Pioneer Holding Company                                           1.39                  1.36

                Combined                                                       1.12                  1.14

       On May 5, 2000, the Company consummated the acquisition of M. Griffith, Inc. a Utica, New York based securities firm offering investment, financial advisory and asset-management services, primarily in the Mohawk Valley region. At that time, M. Griffith, Inc., a full-service broker/dealer and a Registered Investment Advisor, became a wholly-owned subsidiary of NBT Financial Services, Inc. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. M. Griffith, Inc.'s, results of operations are included in the Company's consolidated statement of income from the date of acquisition forward. To complete the transaction, the Company issued approximately 421,000 shares of its common stock, valued at $4.8 million. Goodwill, representing the cost over net assets acquired, was $3.4 million and is being amortized over fifteen years on a straight-line basis.

       On June 2, 2000, one of Bancorp's subsidiaries, LA Bank, N.A. (subsequently renamed Pennstar), purchased two branches from Mellon Bank. Deposits from the Mellon Bank branches were approximately $36.7 million, including accrued interest payable. In addition, the Company received approximately $32.2 million in cash as consideration for net liabilities assumed. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of the acquisition. Goodwill, representing the excess of cost over net assets acquired, was $4.3 million and is being amortized over 15 years on the straight-line basis. The branches' results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

       On November 10, 2000, Pennstar purchased six branches from Sovereign Bank. deposits from the Sovereign Bank branches were approximately $96.8 million, including accrued interest payable. Pennstar also purchased loans associated with the branches with a net book balance of $42.4 million. In addition, the Company received $40.9 million in cash consideration for net liabilities assumed. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of the acquisition. Goodwill, representing the excess of cost over net assets acquired, was $12.7 million and is being amortized over 15 years on a straight-line basis. The branches' results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

       During 2000, the following merger, acquisition and reorganization costs were recognized:

       Professional fees                                   $    8,525
       Data processing                                          2,378
       Severance                                                7,278
       Branch closings                                          1,736
       Advertising and supplies                                 1,337
       Hardware and software write-offs                         1,428
       Miscellaneous                                              943
                                                           ----------
                                                           $   23,625
                                                           ==========


       With the exception of hardware and software write-offs and certain branch closing costs, all of the above costs have been or will be paid through normal cash flow operations.

       At December 31, 2000, after payments of certain merger, acquisition and reorganization costs, the Company had a remaining accrued liability for merger, acquisition and reorganization costs as follows:

       Professional fees                                   $    1,306
       Data processing                                          1,445
       Severance                                                6,901
       Branch closings                                            541
       Advertising and supplies                                   355
       Miscellaneous                                              448
                                                           ----------
                                                           $   10,996
                                                           ==========

       With the exception of certain severance costs which will be paid out over a period of time consistent with the respective service agreements, all of the above liabilities are expected to be paid during 2001.

       PENDING ACQUISITION (UNAUDITED)

       On January 2, 2001, the Company announced the signing of a definitive agreement to acquire First National Bancorp, Inc. (FNB) and its wholly owned subsidiary, The First National Bank of Northern New York (FNB
       Bank). FNB Bank is expected to be merged into NBT Bank, N.A. In the acquisition, shareholders of FNB will receive five shares of Bancorp common stock for each share of FNB common stock. Bancorp is expected to issue approximately 1 million shares of common stock, with a total value of approximately $15 million, based on the closing price of Bancorp stock on January 2, 2001. The acquisition is structured to be tax-free to shareholders of FNB and will be accounted for using the purchase method of accounting. Closing the acquisition is subject to approval by FNB's shareholders and regulatory authorities, and is expected to occur in the second quarter of 2001. At December 31, 2000, FNB Bank had assets of $114.2 million, deposits of $102.8 million and equity of $10.0 million. FNB Bank operates six full-service banking locations in New York State's North Country. NBT also announced a plan to repurchase approximately 1 million shares of its common stock specifically for issuance in the transaction.

(3)    EARNINGS PER SHARE

       The following is a reconciliation of basic and diluted earnings per share for the years presented in the consolidated statements of income:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------------------------------------------
                                                    2000                          1999                          1998
                                        ---------------------------    --------------------------   ---------------------------
                                                  WEIGHTED     PER              WEIGHTED     PER              WEIGHTED    PER
                                           NET     AVERAGE    SHARE      NET     AVERAGE    SHARE      NET     AVERAGE   SHARE
                                         INCOME    SHARES    AMOUNT    INCOME    SHARES    AMOUNT    INCOME    SHARES   AMOUNT
                                         ------    ------    ------    ------    ------    ------    ------    ------   ------
                                                                  (In thousands, except per share data)

       Basic Earnings per Share         $ 7,191    23,461    $ 0.31  $ 26,257    23,096   $ 1.14   $ 26,895    23,199   $ 1.16

       Effect of dilutive securities:
          Stock based compensation                     70                           318                           492
          Contingent shares                            69                             -                             -
                                                  -------                        ------                       -------

       Diluted earnings per share       $ 7,191    23,600    $ 0.30  $ 26,257    23,414   $ 1.12   $ 26,895    23,691   $ 1.14
                                                  =======                        ======                       =======

       There were approximately 743,000, 226,000 and 53,000 stock options for the years ended December 31, 2000, 1999 and 1998, respectively, that were not considered in the calculation of diluted earnings per share since the stock options' exercise prices were greater than the average market price during these periods.


(4)    FEDERAL RESERVE BANK REQUIREMENT

       The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank and Pennstar for the 14 day maintenance period ending December 27, 2000 was $14.4 million and $13.7 million, respectively.

(5)    SECURITIES

       The amortized cost, estimated fair value and unrealized gains and losses of securities available for sale are as follows:

                                            AMORTIZED           UNREALIZED           UNREALIZED               FAIR
                                              COST                 GAINS               LOSSES                 VALUE
                                       -----------------    -----------------    -----------------   ------------------
                                                                       (IN THOUSANDS)
       December 31, 2000:
          U.S. Treasury               $        10,393                    -                  471                9,922
          Federal Agency                      124,695                  186                2,680              122,201
          State & municipal                    43,304                  496                  337               43,463
          Mortgage-backed                     349,661                1,514                2,870              348,305
          Collateralized mortgage
              obligations                      39,782                  673                  757               39,698
          Other securities                     13,379                  456                1,052               12,783
                                       -----------------    -----------------    -----------------   ------------------
              Total securities
                  available for sale  $       581,214                3,325                8,167              576,372
                                       =================    =================    =================   ==================

                                            AMORTIZED           UNREALIZED           UNREALIZED               FAIR
                                              COST                 GAINS               LOSSES                 VALUE
                                       -----------------    -----------------    -----------------   ------------------
                                                                       (IN THOUSANDS)
       December 31, 1999:
          U.S. Treasury               $        10,400                    -                1,865                8,535
          Federal Agency                      125,959                    -                9,693              116,266
          State & municipal                    41,623                   20                3,141               38,502
          Mortgage-backed                     408,083                    9               16,600              391,492
          Collateralized mortgage
              obligations                      45,392                   10                3,568               41,834
          Other securities                     10,107                  362                  371               10,098
                                       -----------------    -----------------    -----------------   ------------------
              Total securities
                  available for sale  $       641,564                  401               35,238              606,727
                                       =================    =================    =================   ==================

       The  following  table  sets  forth   information  with  regard  to  sales
       transactions of securities available for sale:

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                              2000             1999              1998
                                                                          ----------------------------------------------
                                                                                          (in thousands)

              Proceeds from sales                                         $    9,296            110,073          184,669
              Gross realized gains                                               151              1,805            1,571
              Gross realized losses                                            1,367                  2                4

       During 1999, Lake Ariel adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In connection with its adoption of SFAS No. 133, Lake Ariel transferred approximately $71.1 million of securities from its held to maturity portfolio to its available for sale portfolio. These securities were subsequently sold during 1999 at a net realized gain of $0.18 million.

       In late December 2000, the Company decided to sell certain debt securities with an amortized cost of $21.7 million. These securities had net unrealized losses of approximately $1.4 million at December 31, 2000. As a result of the decision to immediately sell these securities, they were considered to be other than temporarily impaired, and the net loss was recorded in the Company's consolidated statement of income for the year ended December 31, 2000. These securities were sold in early January, 2001 at a loss approximating the loss recorded in 2000. These securities were presented on the Company's December 31, 2000 consolidated balance sheet as trading securities.

       At December 31, 2000 and 1999, securities available for sale with amortized costs totaling $525.0 million and $479.3 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. At December 31, 2000, securities available for sale with an amortized cost of $33.9 were pledged as collateral for securities sold under repurchase agreements.

       The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

                                            AMORTIZED           UNREALIZED           UNREALIZED               FAIR
                                              COST                 GAINS               LOSSES                 VALUE
                                       -----------------    -----------------    -----------------   ------------------
                                                                        (IN THOUSANDS)
       December 31, 2000:
          Mortgage-backed               $      46,376                   70                  918               45,528
          State & municipal                    55,990                  460                  192               56,258
          Other securities                         47                    -                    -                   47
                                       -----------------    -----------------    -----------------   ------------------
              Total securities held
                 to maturity            $     102,413                  530                1,110              101,833
                                       =================    =================    =================   ==================

                                            AMORTIZED           UNREALIZED           UNREALIZED               FAIR
                                              COST                 GAINS               LOSSES                 VALUE
                                       -----------------    -----------------    -----------------   ------------------
                                                                       (IN THOUSANDS)
       December 31, 1999:
          Mortgage-backed               $      51,578                    -                3,010               48,568
          State & municipal                    61,730                  170                1,331               60,569
          Other securities                         10                    -                    -                   10
                                       -----------------    -----------------    -----------------   ------------------
              Total securities held
                 to maturity            $     113,318                  170                4,341              109,147
                                       =================    =================    =================   ==================

       At December 31, 2000 and 1999, substantially all of the mortgage-backed securities held by the Company were issued or backed by Federal agencies.

       The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2000:

              Debt Securities Classified                                                      AMORTIZED        ESTIMATED
                 AS AVAILABLE FOR SALE                                                          COST          FAIR VALUE
           -------------------------------                                                  ------------    ------------
                                                                                                   (in thousands)

              Within one year                                                               $      3,254            3,240
              From one to five years                                                             102,618          101,558
              From five to ten years                                                             177,778          178,136
              After ten years                                                                    284,185          280,655
                                                                                              ----------       ----------
                                                                                            $    567,835          563,589
                                                                                              ==========       ==========

              Debt Securities Classified                                                     AMORTIZED          ESTIMATED
                  AS HELD TO MATURITY                                                          COST            FAIR VALUE
           -------------------------------                                                  ------------    ------------
              Within one year                                                               $     22,015           22,015
              From one to five years                                                              30,542           29,946
              From five to ten years                                                               7,965            7,982
              After ten years                                                                     41,891           41,890
                                                                                              ----------       ----------
                                                                                            $    102,413          101,833
                                                                                              ==========       ==========

       Maturities of mortgage-backed and collateralized mortgage obligations securities are stated based on their estimated average life. Actual maturities may differ from estimated average life or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

       Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issues that exceeded 10% of consolidated stockholders' equity at December 31, 2000 and 1999.

(6)    LOANS AND ALLOWANCE FOR LOAN LOSSES

       A summary of loans, net of deferred fees and origination costs, by category is as follows:

                                                                                   DECEMBER 31,
                                                                             2000                   1999
                                                                     -----------------      -----------------
                                                                                 (IN THOUSANDS)

       Residential real estate mortgages                             $      352,098                381,961
       Commercial real estate mortgages                                     354,540                347,191
       Real estate construction and development                              41,466                 23,188
       Commercial and agricultural                                          499,854                331,535
       Consumer                                                             304,283                268,703
       Home equity                                                          174,241                114,289
                                                                     -----------------    -------------------
                  Total loans                                        $    1,726,482              1,466,867
                                                                     =================    ===================

       FHLB advances are collateralized by a blanket lien on the Company's residential real estate mortgages.

       Changes in the allowance for loan losses for the three years ended December 31, 2000, are summarized as follows:

                                                      2000                   1999                    1998
                                           ----------------        -----------------       ----------------
                                                                     (IN THOUSANDS)

       Balance at January 1,                $        19,711                   18,231                 16,450
       Allowance related to
          purchase acquisitions                         525                        -                      -
       Provision                                      8,678                    5,440                  6,149
       Recoveries on loans
          previously charged-off                      1,040                    1,064                  1,036
       Loans charged-off                             (5,605)                  (5,024)                (5,404)
                                            ---------------        -----------------       ----------------

       Balance at December 31,              $        24,349                   19,711                 18,231
                                            ===============        =================       ================

       The following table sets forth information with regard to non-performing loans:

                                                                     AT DECEMBER 31,
                                            ---------------------------------------------------------------
                                                    2000                   1999                    1998
                                            ---------------        -----------------       ----------------
                                                                     (IN THOUSANDS)

       Loans in non-accrual status          $        12,688                    7,596                  7,673
       Loans contractually past due
          90 days or more and still
          accruing interest                           8,181                    2,026                  2,755
       Restructured loans                               656                    1,014                  1,247
                                            ---------------        ------------------       -----------------
          Total non-performing
             loans                          $        21,525                   10,636                 11,675
                                            ===============        =================       ================

       Accumulated interest on the above non-accrual loans of approximately $764,000, $802,000, and $921,000 would have been recognized as income in 2000, 1999, and 1998, respectively, had these loans been in accrual status. Approximately $382,000, $249,000, and $193,000 of interest on the above non-accrual loans was collected in 2000, 1999, and 1998, respectively.

       At December 31, 2000 and 1999, the recorded investment in loans that are considered to be impaired totaled $11.9 million and $6.3 million, respectively, for which the related allowance for loan losses is $506,000 and $688,000, respectively. As of December 31, 2000 and 1999, there were $10.8 million and $4.5 million, respectively, of impaired loans which did not have an allowance for loan losses due to the adequacy of their collateral. As of December 31, 2000 and 1999, $656,000 and $1.0 million, respectively, of restructured loans were considered to be impaired.

       The following provides additional information on impaired loans for the periods presented:

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------------------
                                                   2000                   1999                    1998
                                           --------------------   ---------------------   --------------------
                                                                     (IN THOUSANDS)
        Average recorded investment
           on impaired loans                $       8,391                  5,800                  7,900
        Interest income recognized
           on impaired loans                          308                    200                    200
        Cash basis interest income
           recognized on impaired
           loans                                      308                    200                    200


       RELATED PARTY TRANSACTIONS

       In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers, and other related parties. Such loans, in management's opinion, did not present more than the normal risk of collectibility or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties and changes during the years are summarized as follows:

                                                                             2000                    1999
                                                                     -----------------       ----------------
                                                                                  (IN THOUSANDS)

       Balance at January 1,                                        $        12,647                  7,351
       New loans                                                              3,732                  6,950
       Repayments                                                            (6,941)                (1,654)
                                                                     -----------------       ----------------
       Balance at December 31,                                      $         9,438                 12,647
                                                                     =================       ================

(7)    PREMISES AND EQUIPMENT, NET

       A summary of premises and equipment follows:

                                                                                   DECEMBER 31,
                                                                             2000                   1999
                                                                     -----------------      -----------------
                                                                                  (IN THOUSANDS)

       Land, buildings and improvements                             $        47,522                 46,655
       Equipment                                                             35,875                 40,135
       Construction in progress                                                 302                  1,399
                                                                     -----------------    -------------------
                                                                             83,699                 88,189
       Accumulated depreciation                                              40,242                 41,092
                                                                     -----------------    -------------------
                     Total premises and equipment                   $        43,457                 47,097
                                                                     =================    ===================

       Rental expense included in occupancy expense amounted to $1.2 million in 2000, $1.3 million in 1999, and $1.3 million in 1998. The future minimum rental payments related to noncancellable operating leases with original terms of one year or more are as follows at December 31, 2000:

                                                                                         (IN THOUSANDS)

                2001                                                                   $        1,239
                2002                                                                            1,089
                2003                                                                              557
                2004                                                                              296
                2005                                                                              200
                Thereafter                                                                        643
                                                                                         ----------------
                    Total                                                              $        4,024
                                                                                         ================

(8)    DEPOSITS

       The following table sets forth the maturity distribution of time deposits at December 31, 2000:

                                                                                         (IN THOUSANDS)

       Within one year                                                                 $      855,101
       After one but within two years                                                         155,106
       After two but within three years                                                        33,630
       After three but within four years                                                        9,409
       After four but within five years                                                        12,465
       After five years                                                                           410
                                                                                         ----------------

           Total                                                                       $    1,066,121
                                                                                         ================

       Time deposits of $100,000 or more aggregated $503.8 million and $383.4 million at year end 2000 and 1999, respectively.


(9)    SHORT-TERM BORROWINGS

       Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank (FHLB) advances, with original maturities of one year or less. The Company has unused lines of credit available for short-term financing of approximately $537 million and $326 million at December 31, 2000 and 1999, respectively. Securities collateralizing repurchase agreements are held in safekeeping by a non-affiliated financial institutions and are under the Company's control.


       Information related to short-term borrowings is summarized as follows:

                                                   2000                   1999                    1998
                                           --------------------   ---------------------   --------------------
                                                                 (DOLLARS IN THOUSANDS)

       FEDERAL FUNDS PURCHASED:
             Balance at year-end             $       50,000                   58,130                 28,000
             Average during the year                 52,218                   45,628                 36,773
             Maximum month end
                balance                              70,695                   88,140                 72,300
             Weighted average rate
                during the year                       5.95%                     5.23%                  5.57%
             Weighted average rate at
                December 31                           6.66%                     5.46%                  4.55%

       SECURITIES SOLD UNDER
             REPURCHASE AGREEMENTS:
                Balance at year-end          $       27,970                   39,187                 41,671
                Average during the
                   year                              37,036                   38,267                 35,185
                Maximum month end
                   balance                           93,041                   52,736                 45,368
                Weighted average rate
                   during the year                    4.66%                     4.09%                  4.04%
                Weighted average rate
                   at December 31                     4.14%                     4.43%                  3.66%

       OTHER SHORT-TERM
             BORROWINGS:
                Balance at year-end          $       54,405                   44,950                 30,201
                Average during the
                   year                              56,622                   38,251                 45,453
                Maximum month end
                   balance                           73,831                   74,950                 50,165
                Weighted average rate
                   during the year                    6.48%                     5.40%                  5.96%
                Weighted average rate
                   at December 31                     6.62%                     5.45%                  5.62%


(10)   LONG-TERM DEBT

       Long-term debt consists of obligations having an original maturity at issuance of more than one year. A summary as of December 31, 2000 is as follows:

                                   MATURITY DATE             INTEREST RATE             AMOUNT
                                   -------------             -------------            -------
                                                        (DOLLARS IN THOUSANDS)

       FHLB advance                    2001                    6.45-6.77             $ 11,042
       FHLB advance                    2002                    6.27-6.63               32,884
       FHLB advance                    2003                    5.74-5.86               50,000
       FHLB advance                    2005                    4.40-6.41               30,000
       FHLB advance                    2008                    5.06-7.20               35,144
       Note payable                    2008                    6.60                       527
       FHLB advance                    2009                    4.97-5.50               75,000
       Note payable                    2010                    6.50                       275
                                                                                     --------

                Total                                                                $234,872
                                                                                     ========

       FHLB advances are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.


(11)   INCOME TAXES

       The  significant   components  of  income  tax  expense  attributable  to
operations are:

                                                                YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------------------
                                                       2000                   1999                    1998
                                           --------------------   ---------------------   --------------------
                                                                     (IN THOUSANDS)
       Current:
           Federal                         $          6,763                  11,760                  6,819
           State                                        742                   2,502                  1,345
                                           --------------------   ---------------------   --------------------
                                                      7,505                  14,262                  8,164
       Deferred:
           Federal                                   (2,942)                   (521)                  (786)
           State                                       (568)                    141                   (229)
                                           --------------------   ---------------------   --------------------
                                                     (3,510)                   (380)                (1,015)
                                           --------------------   ---------------------   --------------------
                Total income tax
                   expense                 $          3,995                  13,882                  7,149
                                           ====================   =====================   ====================

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                  DECEMBER 31,
                                                                     ----------------------------------------
                                                                             2000                   1999
                                                                     -----------------      -----------------
                                                                                 (IN THOUSANDS)
         Deferred tax assets:
           Allowance for loan losses                                 $        9,255                  7,075
           Net unrealized loss on securities available
                for sale                                                      1,979                 13,128
           Deferred compensation                                              1,733                  1,040
           Postretirement benefit obligation                                  1,267                  1,068
           Loss on trading securities                                           504                      -
           Accrued severance and contract termination costs                     678                      -
           Deferred loan fees, net                                              516                      -
           Intangible amortization                                              493                    351
           Other                                                                362                    510
                                                                     -----------------    -------------------
                    Total gross deferred tax assets                          16,787                 23,172
                                                                     -----------------    -------------------

         Deferred tax liabilities:
           Prepaid pension obligation                                           823                    389
           Premises and equipment, primarily due
                to accelerated depreciation                                   1,739                  1,290
           Equipment leasing                                                    616                    567
           Securities discount accretion                                        588                    480
           Tax bad debt reserve                                                 437                    226
           Other                                                                 21                     18
                                                                     -----------------    -------------------
                    Total gross deferred tax liabilities                      4,224                  2,970
                                                                     -----------------    -------------------
                    Net deferred tax assets                        $         12,563                 20,202
                                                                     =================    ===================

       Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2000 and 1999.

       The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:


                                                                    YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------
                                                       2000                     1999                 1998
                                               -----------------     -------------------     -----------------
                                                                          (IN THOUSDANDS)
       Federal income tax at
             statutory rate                    $        3,915                  14,049                11,915
       Tax exempt income                               (2,025)                 (1,816)               (1,546)
       Non-deductible expenses                            274                     443                   354
       Non-deductible merger expenses                   2,122                       -                     -
       State  taxes, net of federal
             tax benefit                                  113                   1,718                   725
       Federal income tax benefit from
             corporate realignment                          -                       -                (4,186)
       Other, net                                        (404)                   (512)                 (113)
                                               -----------------     -------------------     -----------------
       Income tax expense                      $        3,995                  13,882                 7,149
                                               =================     ===================     =================


(12)   STOCKHOLDERS' EQUITY

       Certain restrictions exist regarding the ability of the subsidiary banks to transfer funds to the Company in the form of cash dividends. The approval of the Comptroller of the Currency is required to pay dividends in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations) or when a bank fails to meet certain minimum regulatory capital standards. At December 31, 2000, the subsidiary banks have the ability to pay $5.1 million in dividends to Bancorp without obtaining prior regulatory approval. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

       In November 1994, the Company adopted a Stockholder Rights Plan (Plan) designed to ensure that any potential acquiror of the Company negotiate with the Board of Directors and that all Company stockholders are treated equitably in the event of a takeover attempt. At that time, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar rights are attached to each share of the Company's common stock issued after November 15, 1994. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, begins a tender or exchange offer for 25 percent or more of the Company's outstanding common stock, or an adverse person, as declared by the Board of Directors, acquires 10 percent or more of the Company's outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company's common stock and, therefore, the Rights will be transferred upon the transfer of shares of the Company's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, $0.01 par value per share of the Company at a price of $100.

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


(13)   REGULATORY CAPITAL REQUIREMENTS

       Bancorp and the subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies.
       Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the subsidiary banks must meet specific capital guidelines that involve quantitative measures of the banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2000 and 1999, the Company and the subsidiary banks meet all capital adequacy requirements to which they were subject.

       Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. As of December 31, 2000, the most recent notification from the respective banks' (or their predecessor banks) regulators categorized NBT Bank as well capitalized and Pennstar as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized and adequately capitalized the banks must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 capital to average asset ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the subsidiary banks' categories.

       The Company and the subsidiary banks' actual capital amounts and ratios are presented as follows:

                                                                                                         REGULATORY
                                                                                                     RATIO REQUIREMENTS
                                                                                                 -----------------------------
                                                                                                                      FOR
                                                                                                  MINIMUM       CLASSIFICATION
                                                                         ACTUAL                   CAPITAL           AS WELL
         (DOLLARS IN THOUSANDS)                                   AMOUNT          RATIO          ADEQUACY         CAPITALIZED
                                                                  -------         -----          --------        ------------
         As  of  December  31, 2000:
           Total capital (to risk weighted assets):
              Company combined                               $    205,837         11.48%            8.00%            10.00%
              NBT Bank                                            123,419         11.73%            8.00%            10.00%
              Pennstar                                             63,263          8.97%            8.00%            10.00%

           Tier I Capital (to risk weighted assets):
              Company combined                                    183,842         10.25%            4.00%             6.00%
              NBT Bank                                            109,973         10.48%            4.00%             6.00%
              Pennstar                                             54,981          7.80%            4.00%             6.00%

           Tier I Capital (to average assets):
              Company combined                                    183,842          7.10%            4.00%             5.00%
              NBT Bank                                            109,973          7.40%            4.00%             5.00%
              Pennstar                                             54,981          5.12%            4.00%             5.00%


         As of December 31, 1999:
           Total capital (to risk weighted assets):
              Company combined                               $    220,967         14.95%            8.00%
              NBT Bank                                            132,427         14.59%            8.00%            10.00%
              LA Bank                                              40,896         13.03%            8.00%            10.00%
              Pioneer Bank                                         37,279         15.76%            8.00%            10.00%

           Tier I Capital (to risk weighted assets):
              Company combined                                    203,722         13.78%            4.00%
              NBT Bank                                            121,047         13.33%            4.00%             6.00%
              LA Bank                                              38,215         12.17%            4.00%             6.00%
              Pioneer Bank                                         34,321         14.51%            4.00%             6.00%

           Tier I Capital (to average assets):
              Company combined                                    203,722          8.63%            3.00%
              NBT Bank                                            121,047          8.84%            3.00%             5.00%
              LA Bank                                              38,215          6.85%            3.00%             5.00%
              Pioneer Bank                                         34,321          8.07%            4.00%             5.00%


(14)   EMPLOYEE BENEFIT PLANS

       PENSION PLAN

       The Company has a qualified, noncontributory pension plan covering substantially all of its employees. M. Griffith, Inc., Lake Ariel and Pioneer Holding Company did not provide for pension benefits. As such,
       M. Griffith, Inc. and Pennstar employees are not included in this plan at December 31, 2000. M. Griffith, Inc. and Pennstar employees began to participate and accrue benefits under this Plan as of January 1, 2001. No benefit credit was provided in the Company's plan for service with M. Griffith, Inc., Lake Ariel or Pioneer Holding Company. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company's policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company's plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

       The net periodic pension expense and the funded status of the plan are as follows:


                                                                          YEARS ENDED DECEMBER 31,
                                                            -------------------------------------------------------
                                                                 2000               1999                 1998
                                                            ---------------   -----------------    ----------------
                                                                               (IN THOUSANDS)
       Components of net periodic benefit cost:
         Service cost                                       $        883                 892                 701
         Interest cost                                             1,492               1,457               1,354
         Expected return on plan assets                           (1,922)             (1,935)             (1,705)
         Amortization of initial unrecognized asset                 (109)               (109)               (109)
         Amortization of prior service cost                          223                 257                 257
         Amortization of unrecognized net gain                       (62)                  -                   -
                                                            ---------------   -----------------    ----------------
                Net periodic pension cost                   $        505                 562                 498
                                                            ===============   =================    ================

       Change in projected benefit obligation:
         Benefit obligation at beginning of year                 (20,145)            (21,434)            (19,490)
         Service cost                                               (883)               (892)               (701)
         Interest cost                                            (1,492)             (1,457)             (1,354)
         Actuarial(loss) gain                                     (1,057)              2,402              (1,119)
         Benefits paid                                             2,049               1,236               1,230
         Prior service cost                                          296                   -                   -
                                                            ---------------   -----------------    ----------------
                Projected benefit obligation
                   at end of year                           $    (21,232)            (20,145)            (21,434)
                                                            ===============   =================    ================

       Change in plan assets:
         Fair value of plan assets at beginning of year           21,990              21,931              19,432
         Actual return on plan assets                                323                 745               3,671
         Employer contributions                                       -                  550                  58
         Benefits paid                                            (2,049)             (1,236)             (1,230)
                                                            ---------------   -----------------    ----------------
                Fair  value of plan  assets at end of year  $     20,264              21,990              21,931
                                                            ===============   =================    ================

                                                                               AT DECEMBER 31,
                                                            -------------------------------------------------------
                                                                   2000               1999                 1998
                                                            ---------------   -----------------    ----------------
                                                                               (IN THOUSANDS)
     Plan assets (less than) in excess of projected benefit
       obligation                                           $      (968)              1,845                 497
       Unrecognized portion of net asset at transition             (976)             (1,085)             (1,194)
       Unrecognized net actuarial loss                             (740)             (3,459)             (2,247)
       Unrecognized prior service cost                            3,157               3,677               3,934
                                                            ---------------   -----------------    ----------------
                Prepaid pension cost                        $       473                 978                 990
                                                            ===============   =================    ================

       Weighted average assumptions as of December 31,
         Discount rate                                             7.25%               7.75%               6.75%
         Expected long-term return on plan assets                  9.00%               9.00%               9.00%
         Rate of compensation increase                             4.00%               4.00%               4.00%
                                                            ===============   =================    ==============


       In addition to the Company's non-contributory defined benefit retirement and pension plan, the Company provides a supplemental employee retirement plan to certain executives. The amount of the liability recognized in the Company's consolidated balance sheets was $3.0 million and $1.5 million at December 31, 2000 and 1999, respectively. The charges to expense with respect to this plan amounted to $1.7 million, $0.2 million and $0.2 million for the years ended December 31, 2000, 1999, and 1998, respectively. The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25%, 7.75%, and 6.75% at December 31, 2000, 1999, and 1998, respectively.

       POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

       The Company provides certain health care benefits for retired employees. Benefits are accrued over the employees' active service period. Lake Ariel and Pioneer Holding Company did not provide such benefits to retired employees. As such, Pennstar employees are not included in this plan as of December 31, 2000. Pennstar employees began to participate in this plan and to accrue benefits under this plan as of January 1, 2001. The plan is contributory for participating retirees, requiring participants to absorb certain deductibles and coinsurance amounts with contributions adjusted annually to reflect cost sharing provisions and benefit limitations called for in the plan. employees become eligible for these benefits if they reach normal retirement age while working for the Company. The Company funds the cost of postretirement health care as benefits are paid. The Company elected to recognize the transition obligation on a delayed basis over twenty years.

       The net postretirement health benefits expense and funded status are as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                               2000                1999                1998
                                                       ----------------    ---------------     ---------------
                                                                     (IN THOUSANDS)
       Components of net periodic benefit cost:
                Service cost                           $        199                 235                 205
                Interest cost                                   294                 278                 261
                Amortization of
                  transition obligation                          85                  85                  85
                Amortization of gains
                  and losses                                      -                  24                  25
                                                       ----------------    ---------------     ---------------
                   Net periodic postretirement
                      benefit cost                     $        578                 622                 576
                                                       ================    ===============     ===============

       Change in accumulated benefit
          obligation:
             Benefit obligation at beginning
                of the year                                   3,815               4,350               4,158
             Service cost                                       199                 235                 205
             Interest cost                                      294                 278                 261
             Plan participants' contribution                    129                 106                  95
             Actuarial loss (gain)                              434                (932)               (172)
             Benefits paid                                     (260)               (222)               (197)
                                                       ----------------    ---------------     ---------------
                   Accumulated benefit
                      obligation at end of year        $      4,611               3,815               4,350
                                                       ================    ===============     ===============

       Components of accrued benefit cost:
                Funded status                          $     (4,611)             (3,815)             (4,350)
                Unrecognized
                  transition obligation                       1,018               1,103               1,188
                Unrecognized actuarial
                  net loss                                      586                 152               1,108
                                                       ----------------    ---------------     ---------------

       Accrued benefit cost                            $     (3,007)             (2,560)             (2,054)
                                                       ================    ===============     ===============

       Weighted average discount
             rate                                              7.25%               7.75%               6.75%
                                                       ================    ===============     ===============

       The  Company   used  a  health  care  trend  rate  in   calculating   the
       postretirement accumulated benefit obligation of 8.0% at December 31, 2000, grading down uniformly to 5.5% for 2005 and thereafter.

       Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2000:

                                                                       1-PERCENTAGE           1-PERCENTAGE
                                                                           POINT                  POINT
                                                                         INCREASE               DECREASE
                                                                       ------------           ------------
                                                                                  (IN THOUSANDS)
       Effect on total service and interest cost
               components                                           $        128                  (100)
                                                                     =================    ===================

       Effect on postretirement accumulated
               benefit obligation                                   $        966                  (786)
                                                                     =================    ===================

       EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLANS

       The Company  maintains a 401(k) and employee  stock  ownership  plan (the
       Plan). The Company contributes to the Plan based on employees' contributions out of their annual salary. In addition, the Company may also make discretionary contributions to the Plan based on profitability. Participation in the plan is contingent upon certain age and service requirements. The Company recorded expenses associated with the plan of $1.0 million in 2000, $1.1 million in 1999 and $1.0 million in 1998.

       Additionally, LA Bank, N.A. maintained a profit-sharing plan and a 401(k) savings plan. The expense associated with these plans was $0.3 million in 2000, $0.2 million in 1999 and $0.3 million in 1998. Pioneer American
       Bank, N.A. maintained an ESOP and savings and investment plan. The expense associated with this plan was $0.2 million in 2000, $0.1 million in 1999 and $0.1 million in 1998.

       On January 1, 2001, the LA Bank, N.A. and Pioneer American Bank, N.A. plans were merged into the Company's plan.

       STOCK OPTION PLANS

       At December 31, 2000, the Company has two stock option plans (Plans). Under the terms of the plans, options are granted to key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted terminate eight or ten years from the date of the grant.

       The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $3.35, $5.47 and $6.70, respectively. The fair value of each award is estimated on the grant date using the Black-scholes option pricing model with the following weighted-average assumptions used for grants in the years ended December 31:

                                                                     2000             1999              1998
                                                                     ----             ----              ----

              Dividend yield                                         5.34%            3.72%             2.75%
              Expected volatility                                   29.88%           29.05%            21.86%
              Risk-free interest rates                            6.04%-6.62%      4.63%-6.16%       5.49%-5.62%
              Expected life                                         7 years          7 years           7 years

       The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      2000                     1999                   1998
                                           --------------------   ---------------------   --------------------
       Net income:
             As reported                     $      7,191                    26,257                 26,895
             Pro forma                              6,354                    25,519                 26,367

       Basic earnings per share:
             As reported                             0.31                      1.14                   1.16
             Pro forma                               0.27                      1.11                   1.14

       Diluted earnings per share:
             As reported                             0.30                      1.12                   1.14
             Pro forma                               0.27                      1.09                   1.11


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

       The following is a summary of changes in options outstanding:

                                                                                                WEIGHTED
                                                                                               AVERAGE OF
                                                                                             EXERCISE PRICE
                                                                         NUMBER OF             OF OPTIONS
                                                                          OPTIONS            UNDER THE PLANS
                                                                     -----------------       ----------------
       Balance at December 31, 1997                                       1,009,735        $        8.14
                                                                     -----------------       ----------------

       Granted                                                              191,255                18.06
       Exercised                                                           (101,189)                5.56
       Lapsed                                                                (3,336)               11.37
                                                                     -----------------       ----------------

       Balance at December 31, 1998                                       1,096,465                 8.74
                                                                     -----------------       ----------------

       Granted                                                              238,817                20.47
       Exercised                                                           (167,310)                7.24
       Lapsed                                                               (17,735)               16.23
                                                                     -----------------       ----------------
       Balance at December 31, 1999                                       1,150,237                14.21
                                                                     -----------------       ----------------

       Granted                                                              422,369                14.37
       Exercised                                                           (277,880)                7.32
       Lapsed                                                               (30,117)               15.63
                                                                     -----------------       ----------------
       Balance at December 31, 2000                                       1,264,609        $       14.21
                                                                     =================       ================

       The following table summarizes information concerning stock options outstanding at December 31, 2000:


                                               OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                              -----------------------------------------------------------------------------------------
                                                   WEIGHTED
                                                    AVERAGE
                                                   REMAINING          WEIGHTED                            WEIGHTED
             RANGE OF                             CONTRACTUAL          AVERAGE                             AVERAGE
             EXERCISE             NUMBER             LIFE             EXERCISE           NUMBER           EXERCISE
              PRICES            OUTSTANDING       (IN YEARS)            PRICE          EXERCISABLE          PRICE
--------------------------   ---------------    ---------------   ---------------   ---------------    ---------------


           $4.01-8.50              95,991            0.56             $   6.47            95,991         $   6.47

           $8.51-13.00            425,693            7.21                12.56           347,286            10.56

           $13.01-17.50           358,725            8.91                17.12             1,050            17.12

           $17.51-22.00           384,200            7.65                19.47           187,637            19.24
--------------------------   ---------------    ---------------   ---------------   ---------------    ---------------

           $4.01-22.00          1,264,609            6.85              $ 14.21           631,964          $ 12.52
==========================   ===============    ===============   ===============   ===============    ===============

(15)   COMMITMENTS AND CONTINGENT LIABILITIES

       The Company's concentrations of credit risk are reflected in the consolidated balance sheets. The concentrations of credit risk with standby letters of credit, unused lines of credit and commitments to originate new loans and loans sold with recourse generally follow the loan classifications. At December 31, 2000, approximately 59% of the Company's loans are secured by real estate located in central and
       northern  New  York  and  northeastern  Pennsylvania.   Accordingly,  the
       ultimate collectibility of a substantial portion of the Company's portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

       The Company is a party to certain financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit, as well as certain mortgage loans sold to investors with recourse. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit standards in making commitments and conditional obligations as it does for on balance sheet instruments.

                                                                                  AT DECEMBER 31,
                                                                           2000                   1999
                                                                     -----------------      -----------------
                                                                                  (IN THOUSANDS)
       Commitments to extend credits, primarily
          variable rate                                                $ 230,668                214,300

       Unused lines of credit                                            164,062                206,699

       Standby letters of credit                                           6,249                  3,926

       Loans sold with recourse                                           20,000                      -


       In the normal course of business there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the consolidated balance sheets or results of operations of the Company.

(16)   PARENT COMPANY FINANCIAL INFORMATION


                                                  CONDENSED BALANCE SHEETS

                                                                                   DECEMBER 31,
                              ASSETS                                          2000                   1999
                                                                     -----------------      -----------------
                                                                                  (IN THOUSANDS)

       Cash and cash equivalents                                     $        7,632                  1,880
       Securities available for sale                                          8,759                  7,724
       Investment in subsidiaries                                           207,461                181,043
       Other assets                                                           2,403                  1,472
                                                                     -----------------    -------------------
               Total assets                                          $      226,255                192,119
                                                                     =================    ===================

               LIABILITIES AND STOCKHOLDERS' EQUITY

       Total liabilities                                             $       18,234                    647
                                                                     -----------------    -------------------

       Stockholders' equity                                                 208,021                191,472
                                                                     -----------------    -------------------

               Total liabilities and stockholders' equity            $      226,255                192,119
                                                                     =================    ===================

       CONDENSED STATEMENTS OF INCOME
                                                                YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------------------
                                                     2000                   1999                   1998
                                           --------------------   ---------------------   --------------------
                                                                     (IN THOUSANDS)

       Dividends from subsidiaries         $         30,000               18,515                 15,953
       Management fee
         from subsidiaries                           17,266                    -                      -
       Interest and other dividend
         income                                         762                  353                    345
       Net gain on sale of securities
         available for sale                             151                1,036                     16
                                           --------------------   ---------------------   --------------------
                                                     48,179               19,904                 16,314
        Operating expense                            34,055                1,009                    395
                                           --------------------   ---------------------   --------------------
       Income before income tax
          expense (benefit) and
         (distributions in excess of)
          equity in undistributed
          income of subsidiaries                     14,124               18,895                 15,919
       Income tax (benefit) expense                  (5,738)                 223                     61
       (Distributions in excess of)
         equity in undistributed
         income of subsidiaries                     (12,671)               7,585                 11,037
                                           --------------------   ---------------------   --------------------
               Net income                  $          7,191               26,257                 26,895
                                           ====================   =====================   ====================

       CONDENSED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------------------
                                                     2000                   1999                    1998
                                           --------------------   ---------------------   --------------------
                                                                     (IN THOUSANDS)
       Operating activities:
        Net income                         $          7,191                   26,257                 26,895
        Adjustments to reconcile net
           income to net cash provided
           by operating activities:
             Net gains on sale of securities
               available for sale                      (151)                  (1,036)                   (16)
             Tax benefit from exercise of
               stock options                             660                     296                    117
             Distributions in excess of
              (equity in undistributed)
               income of subsidiaries                12,671                   (7,585)               (11,037)
             Other, net                               1,683                   (1,432)                  (548)
                                           --------------------   ---------------------   --------------------

                  Net cash provided by
                     operating activities            22,054                   16,500                 15,411
                                           --------------------   ---------------------   --------------------

       Investing activities:
        Securities available for sale:
           Proceeds from sales                          384                    2,301                  3,416
           Purchases                                 (1,742)                  (5,717)                (2,965)
                                           --------------------   ---------------------   --------------------

                  Net cash (used in) provided
                     by investing activities         (1,358)                  (3,416)                   451
                                           --------------------   ---------------------   --------------------

       Financing activities:
        Proceeds from the issuance of shares
           to employee benefit plans
           and other stock plans                        507                    6,221                  4,846
        Purchase of treasury shares                       -                   (6,948)                (9,127)
        Cash dividends and payment for
           fractional shares                        (15,451)                 (12,946)               (11,864)
                                           --------------------   ---------------------   --------------------

                  Net cash used in
                     financing activities           (14,944)                 (13,673)               (16,145)
                                           --------------------   ---------------------   --------------------

                  Net increase (decrease) in
                     cash and cash
                     equivalents                      5,752                     (589)                  (283)

       Cash and cash equivalents at beginning
        of year                                       1,880                    2,469                  2,752
                                           --------------------   ---------------------   --------------------

       Cash and cash equivalents at end
        of year                                     $ 7,632                    1,880                  2,469
                                           ====================   ====================    ====================

(17)   FAIR VALUES OF FINANCIAL INSTRUMENTS

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

       SHORT TERM INSTRUMENTS

       For short-term instruments, such as cash and cash equivalents, accrued interest receivable, accrued interest payable and short term borrowings, carrying value approximates fair value.

       SECURITIES

       Fair values for securities are based on quoted market prices or dealer quotes, where available. Where quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

       LOANS

       For variable rate loans that reprice frequently and have no significant credit risk, fair values are based on carrying values. The fair values for fixed rate loans are estimated through discounted cash flow analysis using interest rates currently being offered for loans with similar terms and credit quality. The fair value of loans held for sale on an aggregate basis, are based on quoted market prices. Nonperforming loans are valued based upon recent loss history for similar loans.

       DEPOSITS

       The fair values disclosed for savings, money market, and noninterest bearing accounts are, by definition, equal to their carrying values at the reporting date. The fair value of fixed maturity time deposits is estimated using a discounted cash flow analysis that applies interest rates currently offered to a schedule of aggregated expected monthly maturities on time deposits.

       OTHER BORROWINGS

       The fair value of other borrowings has been estimated using discounted cash flow analysis that applies interest rates currently offered for notes with similar terms.

       COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

       The fair value of commitments to extend credit and standby letters of credit are estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparts. Carrying amounts, which are comprised of the unamortized fee income, are not significant.

       Estimated fair values of financial instruments at December 31 are as follows:

                                                         2000                                     1999
                                       --------------------------------------    --------------------------------------
                                            CARRYING          ESTIMATED FAIR         CARRYING          ESTIMATED FAIR
                                             AMOUNT                VALUE              AMOUNT                VALUE
                                       -----------------    -----------------    -----------------   ------------------
                                                                         (IN THOUSANDS)
          FINANCIAL ASSETS
       Cash and cash equivalents        $     110,662              110,662               79,629               79,629
       Trading securities                      20,541               20,541                    -                    -
       Securities available for sale          576,372              576,372              606,727              606,727
       Securities held to maturity            102,413              101,833              113,318              109,147

       Loans                                1,726,482            1,699,421            1,466,867            1,461,915
       Less allowance for loan losses          24,349                    -               19,711                    -
                                        -------------              -------              -------              -------
                 Net loans                  1,702,133            1,699,421            1,447,156            1,461,915

       Accrued interest receivable             14,382               14,382               13,422               13,422

          FINANCIAL LIABILITIES
       Deposits:
          Interest bearing:
              Savings, NOW and
                 money market           $     671,980              671,980              605,334              605,334
              Time deposits                 1,066,121            1,068,502              903,862              903,862
          Noninterest bearing                 302,137              302,137              267,895              267,895

       Short-term borrowings                  132,375              132,375              142,267              142,267
       Long-term debt                         234,872              235,734              251,970              246,354
       Accrued interest payable                16,428               16,428                9,925                9,925


       Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

       Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust and investment management operation that contributes net fee income annually. The trust and investment management operation is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities include the benefits resulting from the low-cost funding of deposit liabilities as compared to the cost of borrowing funds in the market, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimate of fair value.

PART IV.

Item 14(b) -- Reports on FORM 8-K

During the quarter ended December 31, 2000, the Company filed the following Current Reports on Form 8-K:

Current report on Form 8-K, Items 5 and 7, filed with the Securities and Exchange Commission on October 6, 2000

Current report on Form 8-K, Items 5 and 7, filed with the Securities and Exchange Commission on November 8, 2000

                                               DESCRIPTION OF EXHIBITS

Agreement and Plan of Merger by and between NBT Bancorp Inc. and First National
  Bancorp, Inc., dated as of January 2, 2001.
Certificate of Incorporation of NBT BANCORP INC., as amended through
  February 17, 2000.
By-laws of NBT BANCORP INC., as amended and restated through April 19, 2000.
NBT BANCORP INC. 401(k) and Employee Stock Ownership Plan made as of
  January 1, 2001.
NBT BANCORP INC. Defined Benefit Pension Plan Amended and Restated Effective as
  of January 1, 2000.
NBT BANCORP INC. 1993 Stock Option Plan as amended through January 24, 2000.
NBT Bancorp Inc. 2001 Executive Incentive Compensation Plan.
Change in control agreement with Daryl R. Forsythe.
Form of Employment Agreement between NBT Bancorp Inc. and Daryl R. Forsythe made as of January 1, 2000.
Supplemental  Retirement  Agreement  between  NBT  Bancorp  Inc.,  NBT  Bank,
  National Association and Daryl R. Forsythe made as of January 1, 1995, and as revised on April 28, 1998, and on January 1, 2000.
Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National
  Association and Daryl R. Forsythe made August 22, 1995.
Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National Association
  and Daryl R. Forsythe made as    of August 1, 1995.
Form of Employment Agreement between NBT Bancorp Inc. and Martin A. Dietrich made as of January 1, 2000.
Supplemental  Retirement  Agreement  between  NBT  Bancorp  Inc.,  NBT  Bank,
  National Association and Martin A. Dietrich made as of January 1, 2000. Form of Employment Agreement between NBT Bancorp Inc. and Michael J. Chewens made as of June 1, 2000.
Supplemental  Retirement  Agreement  between NBT Bancorp  Inc.,  NBT Bank,
  National  Association  and  Michael J.  Chewens  made as of June 1, 2000.
NBT Bancorp Inc. and Subsidiaries Master Deferred Compensation Plan of
  Directors, adopted February 11, 1992.
Form of Change-In-Control Agreement between NBT Bancorp Inc. and the following officers of NBT Bancorp Inc. or one or more of its subsidiaries: Michael J. Chewens and Martin A. Dietrich.
Restricted Stock Agreement between NBT Bancorp Inc. and (Director) made
  January 1, 1999.
Restricted Stock Agreement between NBT Bancorp Inc. and (Director) made
  January 1, 2000.
Restricted Stock Agreement between NBT Bancorp Inc. and (Director) made
  January 1, 2001.
Severance Agreement and Mutual  General Release between NBT Bancorp Inc.
  and John G. Martines.
Severance Agreement and Mutual  General Release between NBT Bancorp Inc.
  and Joe C. Minor.
Severance Agreement and Mutual  General Release between NBT Bancorp Inc.
  and John W. Reuther.
A list of the subsidiaries of the registrant.
Consent of KPMG LLP.


COPIES OF EXHIBITS ARE AVAILABLE UPON PAYMENT OF REPRODUCTION COSTS. SUBMIT YOUR WRITTEN REQUEST TO MICHAEL J. CHEWENS, EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER AND CORPORATE SECRETARY OF NBT BANCORP INC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 2001.

                                NBT BANCORP INC.
                                  (Registrant)


                                       By:
                              /S/ DARYL R. FORSYTHE
                          Daryl R. Forsythe, President
                           and Chief Executive Officer


                             /S/ MICHAEL J. CHEWENS
                               Michael J. Chewens
                            Executive Vice President
                 Chief Financial Officer and Corporate Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


/S/ J. PETER CHAPLIN                                          MARCH 26, 2001
----------------------------------------                      --------------
J. Peter Chaplin, Director                                    DATE

/S/ RICHARD CHOJNOWSKI                                        MARCH 26, 2001
----------------------------------------                      --------------
Richard Chojnowski, Director                                  DATE

/S/ DARYL R. FORSYTHE                                         MARCH 26, 2001
----------------------------------------                      --------------
Daryl R. Forsythe, Director                                   DATE

/S/ EVERETT A. GILMOUR                                        MARCH 26, 2001
----------------------------------------                      --------------
Everett A. Gilmour, Director                                  DATE

/S/ GENE E. GOLDENZIEL                                        MARCH 26, 2001
----------------------------------------                      --------------
Gene E. Goldenziel, Director                                  DATE

/S/ PETER B. GREGORY                                          MARCH 26, 2001
----------------------------------------                      --------------
Peter B. Gregory, Director                                    DATE

/S/ WILLIAM C. GUMBLE                                         MARCH 26, 2001
----------------------------------------                      --------------
William C. Gumble, Director                                   DATE

/S/ BRUCE D. HOWE                                             MARCH 26, 2001
----------------------------------------                      --------------
Bruce D. Howe, Director                                       DATE

/S/ ANDREW S. KOWALCZYK, JR.                                  MARCH 26, 2001
----------------------------------------                      --------------
Andrew S. Kowalczyk, Jr., Director                            DATE

/S/ JOHN G. MARTINES                                          MARCH 26, 2001
----------------------------------------                      --------------
John G. Martines, Director                                    DATE

/S/ JOHN C. MITCHELL                                          MARCH 26, 2001
----------------------------------------                      --------------
John C. Mitchell, Director                                    DATE

/S/ JOSEPH G. NASSER                                          MARCH 26, 2001
----------------------------------------                      --------------
Joseph G. Nasser, Director                                    DATE

/S/ WILLIAM L. OWENS                                          MARCH 26, 2001
----------------------------------------                      --------------
William L. Owens, Director                                    DATE

/S/ PAUL O. STILLMAN                                          MARCH 26, 2001
----------------------------------------                      --------------
Paul O. Stillman, Director                                    DATE

                                                    EXHIBIT INDEX

The following documents are attached as Exhibits to this FORM 10-K or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page number or exhibit cross-reference to the prior filings of the Registrant with the Commission.


FORM
10-K                                                                                                    Exhibit
Exhibit                                                                                                 Cross
Number                                                                                                  Reference
2.1      Agreement and Plan of Merger by and between NBT Bancorp Inc. and                               *
         First National Bancorp, Inc., dated as of January 2, 2001.
          FORM S-4 Registration Statement, file number 333-55360 filed
          February 9, 2001 - Annex A
 3.1     Certificate of Incorporation of NBT BANCORP INC., as amended through                           *
          February 17, 2000.
           FORM   S-4  Registration  Statement,   file  number  333-55360  filed
                  February 9, 2001 - Exhibit 4.1.
 3.2     By-laws of NBT BANCORP INC., as amended and restated through April                             Herein
          19, 2000.
          Document is attached as Exhibit 3.2.
10.1     NBT BANCORP INC. 401(k) and Employee Stock Ownership Plan made as                              Herein
          of January 1, 2001.
          Document is attached as exhibit 10.1
10.2     NBT BANCORP INC. Defined Benefit Pension Plan Amended and Restated                             Herein
          Effective as of January 1, 2000.
          Document is attached as exhibit 10.2
10.3     NBT BANCORP INC. 1993 Stock Option Plan as amended                                             *
          through January 24, 2000.
          FORM 10-Q for the quarterly period ended March 31, 2000, filed
           May 15, 2000 -- Exhibit 10.1.
10.4     NBT Bancorp Inc. 2001 Executive Incentive Compensation Plan.                                   Herein
          Document is attached as Exhibit 10.4.
10.5     Change in control agreement with Daryl R. Forsythe.                                            Herein
          Document is attached as Exhibit 10.5.
10.6     Form of Employment Agreement between NBT Bancorp Inc. and Daryl                                Herein
          R. Forsythe made as of January 1, 2000.
          Document is attached as exhibit 10.6.
10.7     Supplemental Retirement Agreement between NBT Bancorp Inc., NBT Bank,                          Herein
          National Association and Daryl R. Forsythe made as of January 1, 1995, and as revised on April 28, 1998, and on January 1, 2000.
           Document is attached as Exhibit 10.7.
10.8     Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National                          Herein
          Association and Daryl R. Forsythe made August 22, 1995.
           Document is attached as Exhibit 10.8.
10.9     Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National                            Herein
          Association and Daryl R. Forsythe made as of August 1, 1995.
           Document is attached as Exhibit 10.9.

                                              EXHIBIT INDEX (continued)
FORM
10-K                                                                                                    Exhibit
Exhibit                                                                                                 Cross
Number                                                                                                  Reference
10.10    Form of Employment Agreement between NBT Bancorp Inc. and Martin                               *
          A. Dietrich made as of January 1, 2000.
           FORM 10-Q for the  quarterly  period ended March 31, 2000,  filed May
            13, 2000 -- Exhibit 10.4.
10.11    Supplemental Retirement Agreement between NBT Bancorp Inc., NBT Bank,                          *
          National Association and Martin A. Dietrich made as of January 1, 2000.
           FORM 10-Q for the  quarterly  period ended March 31, 2000,  filed May
            13, 2000 -- Exhibit 10.5.
10.12    Form of Employment Agreement between NBT Bancorp Inc. and Michael                              *
          J. Chewens made as of June 1, 2000.
           FORM 10-Q for the quarterly  period ended  September 30, 2000,  filed
            November 14, 2000 -- Exhibit 10.1.
10.13    Supplemental Retirement Agreement between NBT Bancorp Inc., NBT Bank,                          *
          National Association and Michael J. Chewens made as of June 1, 2000.
           FORM 10-Q for the quarterly  period ended  September 30, 2000,  filed
            November 14, 2000 -- Exhibit 10.2.
10.14    NBT Bancorp Inc. and Subsidiaries Master Deferred Compensation Plan                            Herein
          of Directors, adopted February 11, 1992.
           Document is attached as Exhibit 10.14.
10.15    Form of Change-In-Control Agreement between NBT Bancorp Inc. and the                           *
          following officers of NBT Bancorp Inc. or one or more of its subsidiaries:
          Michael J. Chewens and Martin A. Dietrich.
           FORM 10-Q for the  quarterly  period ended March 31, 2000,  filed May
            13, 2000 -- Exhibit 10.9.
10.16    Restricted Stock Agreement between NBT Bancorp Inc. and (Director) made                        *
          January 1, 1999.
          FORM 10-K for the year ended December 31, 1998, filed March 16, 1999 --
            Exhibit 10.16.
            Substantially identical contracts for the following directors have been omitted:
            Andrew S. Kowalczyk, Jr.; Paul O. Stillman; John C. Mitchell; Everett A. Gilmour
            and Peter B. Gregory.
10.17    Restricted Stock Agreement between NBT Bancorp Inc. and (Director) made                        *
          January 1, 2000.
          FORM 10-K for the year ended December 31, 1999, filed March 10, 2000 --
            Exhibit 10.15.
            Substantially identical contracts for the following directors have been omitted:
            Andrew S. Kowalczyk, Jr.; Paul O. Stillman; John C. Mitchell; Everett A. Gilmour,
            Peter B. Gregory, J. Peter Chaplin, and William L. Owens.


                                              EXHIBIT INDEX (continued)
FORM
10-K                                                                                                    Exhibit
Exhibit                                                                                                 Cross
Number                                                                                                  Reference
10.18    Restricted Stock Agreement between NBT Bancorp Inc. and (Director) made                        Herein
          January 1, 2001.
           Document is attached as exhibit 10.18.
            Substantially identical contracts for the following directors have been omitted:
            J. Peter Chaplin, Richard Chojnowski, Everett A. Gilmour, Gene E. Goldenziel,
            Peter B. Gregory, William C. Gumble, Bruce D. Howe, Andrew S. Kowalczyk, Jr.,
            John C. Mitchell, Joseph G. Nasser, William L. Owens and Paul O. Stillman.
10.19    Severance Agreement and Mutual  General Release between NBT Bancorp Inc.                       Herein
          and John G. Martines.
           Document is attached as Exhibit 10.19.
10.20    Severance Agreement and Mutual  General Release between NBT Bancorp Inc.                       Herein
          and Joe C. Minor.
           Document is attached as Exhibit 10.20.

10.21    Severance Agreement and Mutual  General Release between NBT Bancorp Inc.                       Herein
          and John W. Reuther.
           Document is attached as Exhibit 10.21.
21       A list of the subsidiaries of the registrant is attached as Exhibit 21.                        Herein
23       Consent of KPMG LLP.                                                                           Herein
          Document is attached as Exhibit 23.
