Form 10-Q
period 2001-03-31
NBT BANCORP INC
filed 2001-05-15
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the quarterly period ended March 31, 2001.
                                                         OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
For the transition period from ________ to ________.


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15x(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 2001, there were 23,821,529 shares outstanding of the Registrant's common stock, $0.01 par value. There were no shares of the Registrant's preferred stock, par value $0.01, outstanding at that date.

An index to exhibits follows the signature page of this FORM 10-Q.

                                NBT BANCORP INC.
                     FORM 10-Q--Quarter Ended March 31, 2001


                                TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION

Item 1       Interim Financial Statements (Unaudited)

             Consolidated Balance Sheets at March 31, 2001, December 31, 2000 (Audited), and March 31, 2000

             Consolidated Statements of Income for the three month periods ended March 31, 2001 and 2000

             Consolidated Statements of Stockholders' Equity for the three month periods ended March 31, 2001 and 2000

             Consolidated Statements of Cash Flows for the three month periods ended March 31, 2001 and 2000

             Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2001 and 2000

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

SIGNATURES

INDEX TO EXHIBITS



NBT BANCORP INC. AND SUBSIDIARIES                                     MARCH 31,       December 31,       March 31,
CONSOLIDATED BALANCE SHEETS                                             2001              2000             2000
-----------------------------------------------------------------------------------------------------------------------
(in thousands)                                                       (UNAUDITED)                        (Unaudited)
ASSETS
Cash and due from banks                                               $   76,254       $   96,429       $   71,157
Short-term interest bearing accounts                                       5,677           14,233            2,882
Trading securities, at fair value                                            494           20,541                -
Securities available for sale, at fair value                             572,480          576,372          602,467
Securities held to maturity (fair value - $93,555, $101,833
 and $110,368)                                                            93,562          102,413          114,518
Federal Reserve and Federal Home Loan Bank stock                          18,421           27,647           27,654
Loans                                                                  1,725,072        1,726,482        1,540,725
 Less allowance for loan losses                                           24,209           24,349           20,688
-----------------------------------------------------------------------------------------------------------------------
  Net loans                                                            1,700,863        1,702,133        1,520,037
Premises and equipment, net                                               44,665           43,457           46,202
Intangible assets, net                                                    27,106           27,739            8,763
Other assets                                                              41,135           44,824           53,683
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $2,580,657       $2,655,788       $2,447,363
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                         $  281,031      $   302,137       $  256,369
 Savings, NOW, and money market                                          667,914          671,980          601,208
 Time                                                                  1,022,330        1,066,121          965,994
-----------------------------------------------------------------------------------------------------------------------
  Total deposits                                                       1,971,275        2,040,238        1,823,571
Short-term borrowings                                                    115,987          132,375          166,570
Long-term debt                                                           242,935          234,872          240,157
Other liabilities                                                         33,052           40,282           22,440
-----------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                    2,363,249        2,447,767        2,252,738
-----------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, $0.01 par value; shares authorized-2,500,000                -                -                -
  Common stock, $0.01 par value; shares authorized-30,000,000;
    shares issued 24,237,323, 24,237,322, and 23,793,509                     242              242              238
  Additional paid-in-capital                                             183,572          185,041          180,162
  Retained earnings                                                       40,279           36,689           46,580
  Accumulated other comprehensive (loss) income                            2,198          (2,864)          (21,044)
  Common stock in treasury at cost 415,794, 513,523,
   and 522,567 shares at March 31, 2001, December 31, 2000
   and March 31, 2000, respectively                                      (8,883)         (11,087)          (11,311)
-----------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                             217,408          208,021          194,625
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $2,580,657       $2,655,788       $2,447,363
-----------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.



NBT BANCORP INC. AND SUBSIDIARIES                                               Three months ended March 31,
CONSOLIDATED STATEMENTS OF INCOME                                           2001                              2000
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                                 (Unaudited)

Interest, fee and dividend income:
Interest and fees on loans                                             $37,276                           $ 32,282
Securities available for sale                                            9,390                             10,538
Securities held to maturity                                              1,378                              1,581
Other                                                                      622                                510
-----------------------------------------------------------------------------------------------------------------------
 Total interest, fee and dividend income                                48,666                             44,911
-----------------------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                                19,528                             16,066
Short-term borrowings                                                    1,442                              2,094
Long-term debt                                                           3,229                              3,450
-----------------------------------------------------------------------------------------------------------------------
 Total interest expense                                                 24,199                             21,610
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                                     24,467                             23,301
Provision for loan losses                                                  951                              1,454
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                     23,516                             21,847
-----------------------------------------------------------------------------------------------------------------------

Noninterest income:
Service charges on deposit accounts                                      2,321                              1,948
Broker/dealer fees                                                       1,022                                 11
Trust                                                                      908                                860
Net securities transactions                                                503                                  -
Gain on sale of a branch building                                        1,367                                  -
Other                                                                    1,989                              1,422
-----------------------------------------------------------------------------------------------------------------------
 Total noninterest income                                                8,110                              4,241
-----------------------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                                           9,067                              8,425
Office supplies and postage                                                799                                728
Occupancy                                                                1,642                              1,459
Equipment                                                                1,310                              1,391
Professional fees and outside services                                     809                                856
Data processing and communications                                       2,034                              1,362
Amortization of intangible assets                                          633                                321
Merger, acquisition and reorganization costs                                 -                              1,215
Deposit overdraft write-offs                                             2,125                                  -
Other operating                                                          1,813                              1,959
-----------------------------------------------------------------------------------------------------------------------
 Total noninterest expense                                              20,232                             17,716
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                              11,394                              8,372
Income taxes                                                             3,756                              3,092
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $ 7,638                           $  5,280
-----------------------------------------------------------------------------------------------------------------------

Earnings per share:
 Basic                                                                 $  0.32                           $   0.23
 Diluted                                                               $  0.32                           $   0.23
-----------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.


NBT BANCORP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------
                                                                               Accumulated
                                                Additional                           Other
                                     Common       Paid-in-      Retained     Comprehensive     Treasury
                                      Stock        Capital       Earning     (Loss)/Income        Stock        Total
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 1999        $23,786       $156,112      $44,949          $(21,710)     $(11,665)    $191,472
Net income                                                        5,280                                        5,280
Cash dividends - $0.17 per share                                 (3,649)                                      (3,649)
Issuance of 11,405 shares to
  employee benefits plans and
  other stock plans, including
  tax benefit                             7            495                                          354          856
Change $1.00 stated value per
  share to $0.01 par value per
  share                             (23,555)        23,555                                                         -
Other comprehensive income                                                            666                        666
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000           $   238       $180,162      $46,580          $(21,044)     $(11,311)    $194,625
-----------------------------------------------------------------------------------------------------------------------


BALANCE AT DECEMBER 31, 2000        $   242       $185,041      $36,689           $(2,864)     $(11,087)    $208,021
Net income                                                        7,638                                        7,638
Cash dividends - $0.170 per share                                (4,048)                                      (4,048)
Purchase of 20,100 treasury shares                                                                 (303)        (303)
Issuance of 117,829 shares to
  employee benefit plans and other
  stock plans, including tax benefit                (1,469)                                       2,507        1,038
Other comprehensive income                                                          5,062                      5,062
-----------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001           $   242       $183,572      $40,279          $  2,198      $ (8,883)    $217,408
-----------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

Note:

Dividend per share data represents historical dividends per share of NBT Bancorp Inc. stand-alone.



NBT BANCORP INC. AND SUBSIDIARY                                              Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                           2001               2000
-----------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                        (Unaudited)

Operating activities:
Net income                                                                   $  7,638         $   5,280
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses                                                        951             1,454
 Depreciation of premises and equipment                                         1,081             1,244
 Net accretion on securities                                                     (481)             (490)
 Amortization of intangible assets                                                633               321
 Proceeds from sale of loans held for sale                                      1,033             1,943
 Origination and purchases of loans held for sale                              (2,232)           (1,073)
 Net (gains) losses on sales of loans                                             (20)              419
 Net (gain) losses on sale of other real estate owned                             (14)               92
 Net security transactions                                                       (503)                -
 Proceeds from sale of trading securities                                      20,467                 -
 Gain on sale of branch building                                               (1,367)                -
 Net (increase) decrease in other assets                                       11,011            (2,378)
 Net (decrease) increase in other liabilities                                  (7,229)            2,452
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      30,968             9,264
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from maturities                                                      32,698             8,433
 Proceeds from sales                                                            1,070               200
 Purchases                                                                    (20,805)           (3,041)
Securities held to maturity:
 Proceeds from maturities                                                      12,504             7,738
 Purchases                                                                     (3,653)           (8,942)
Net decrease (increase) in loans                                                1,289           (75,582)
Purchase of premises and equipment, net                                        (2,289)             (317)
Proceeds from sales of other real estate owned                                     88               428
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                            20,902           (71,083)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net (decrease) increase  in deposits                                          (68,963)           46,532
Net increase (decrease) in short-term borrowings                              (16,388)           27,878
Proceeds from issuance of long-term debt                                       20,000             5,000
Repayments of long-term debt                                                  (11,937)          (20,388)
Proceeds from issuance of shares to employee benefit
   plans and other stock plans                                                  1,038               856
Purchase of treasury stock                                                       (303)                -
Cash dividends and payment for fractional shares                               (4,048)           (3,649)
-----------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                           (80,601)           56,229
-----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                     (28,731)           (5,590)
Cash and cash equivalents at beginning of period                              110,662            79,629
-----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 81,931         $  74,039
-----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                   $ 25,891         $  21,065
  Income taxes                                                                    137               770
-----------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.


NBT BANCORP INC. AND SUBSIDIARY                                      Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                        2001                 2000
--------------------------------------------------------------------------------------------------------------
(in thousands)                                                             (Unaudited)

Net Income                                                          $ 7,638              $ 5,280
--------------------------------------------------------------------------------------------------------------

Other comprehensive income, net of tax
     Unrealized holding gains arising during
         period [pre-tax amounts of $8,742 and $1,139]                5,209                  666
     Less: Reclassification adjustment for net gains included
         in net income [pre-tax amounts of $(245) and $-]              (147)                   -
--------------------------------------------------------------------------------------------------------------
Total other comprehensive income                                      5,062                  666
--------------------------------------------------------------------------------------------------------------
Comprehensive income                                                $12,700              $ 5,946
--------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.

NBT BANCORP INC. and Subsidiary
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its wholly-owned subsidiaries, NBT Bank, N.A. (NBT) and NBT Financial Services, Inc. All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.
     The consolidated balance sheet at December 31, 2000 has been derived from audited consolidated financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to FORM 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on FORM 10-K for the year ended December 31, 2000 and notes thereto referred to above. The March 31, 2000 unaudited interim consolidated financial statements have been restated to give effect to the merger with Pioneer American Holding Company Corp., which closed on July 1, 2000 and was accounted for as a pooling-of-interest.

EARNINGS PER SHARE
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All share and per share data has been adjusted retroactively for stock dividends and splits.
     The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.


         --------------------------------------------------------------------------------------------------------------
         Three months ended March 31,                                           2001                 2000
         --------------------------------------------------------------------------------------------------------------
         (in thousands, except per share data)

         Basic EPS:
           Weighted average common shares outstanding                         23,651               23,198
           Net income available to common shareholders                       $ 7,638              $ 5,280
         --------------------------------------------------------------------------------------------------------------
         Basic EPS                                                           $  0.32              $  0.23
         --------------------------------------------------------------------------------------------------------------

         Diluted EPS:
           Weighted average common shares outstanding                         23,651               23,198
           Dilutive potential common stock                                       217                  148
         --------------------------------------------------------------------------------------------------------------
           Weighted average common shares and common
            share equivalents                                                 23,868               23,346
           Net income available to common shareholders                       $ 7,638              $ 5,280
         --------------------------------------------------------------------------------------------------------------
         Diluted EPS                                                         $  0.32              $  0.23
         --------------------------------------------------------------------------------------------------------------

     There were 410,385 stock options for the quarter ended March 31, 2001 and 765,158 stock options for the quarter ended March 31, 2000 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

MERGERS AND ACQUISITIONS
On February 17, 2000, the Company consummated a merger, whereby Lake Ariel Bancorp, Inc. (Lake Ariel) and its subsidiaries were merged with and into the Company with each issued and outstanding share of Lake Ariel exchanged for
0.9961 of a share of NBT common stock. The transaction resulted in the issuance of approximately 5.0 million shares of NBT common stock. Lake Ariel's commercial banking subsidiary was LA Bank, N.A.

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

The Lake Ariel and Pioneer Holding Company mergers qualified as tax-free exchanges and were accounted for as poolings-of-interests. accordingly, these consolidated financial statements have been restated to present the combined consolidated financial condition and results of operations of all companies as if the mergers had been in effect for all periods presented.

LA Bank, N.A. and Pioneer American Bank, N.A. were commercial banks headquartered in northeast Pennsylvania with approximately $570 million and $420 million, respectively, in assets at December 31, 1999, and twenty-two and eighteen branch offices, respectively, in five counties. Immediately following the mergers described above, NBT was the surviving holding company for NBT Bank, N.A., LA Bank, N.A., Pioneer American Bank, N.A. and NBT Financial Services, Inc. LA Bank, N.A. effected a name change on November 10, 2000 to Pennstar Bank, N.A. and on December 9, 2000, Pioneer American Bank, N.A. merged into Pennstar Bank, N.A. During the first quarter of 2001, the national bank charter of Pennstar Bank, N.A. was merged into that of NBT Bank, N.A.

On May 5, 2000, the Company consummated the acquisition of M. Griffith, Inc., a New Hartford, New York based securities firm offering investment, financial advisory and asset-management services, primarily in the Mohawk Valley region. At that time, M. Griffith, Inc., a full-service broker-dealer and a Registered Investment Advisor, became a wholly-owned subsidiary of NBT Financial Services, Inc. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. M. Griffith, Inc.'s results of operations are included in the Company's consolidated statement of income from the date of acquisition forward. To complete the transaction, the Company issued approximately 421,000 shares of its common stock, valued at $4.8 million. Goodwill, representing the cost over net assets acquired, was $3.4 million and is being amortized over fifteen years on a straight-line basis.

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

On January 2, 2001, the Company announced the signing of a definitive agreement to acquire First National Bancorp, Inc. (FNB) and its wholly owned subsidiary, The First National Bank of Northern New York (FNB Bank). FNB Bank is expected to be merged into NBT Bank, N.A. In the acquisition, shareholders of FNB will receive five shares of NBT common stock for each share of FNB common stock. NBT is expected to issue approximately 1.0 million shares of common stock, with a total value of approximately $15 million, based on the closing price of NBT stock on January 2, 2001. The acquisition is structured to be tax-free to shareholders of FNB and will be accounted for using the purchase method of accounting. The merger received the approval of FNB shareholders at a meeting held on April 6, 2001. Approval of the merger of the First National Bank of Northern New York into NBT Bank was received from the Office of the Comptroller of the Currency earlier the same week. The merger is expected to close in late May with the conversion of the FNB branches to the NBT Bank system slated to take place during the summer months. At December 31, 2000, FNB had consolidated assets of $114.2 million, deposits of $102.8 million and equity of $10.0 million. FNB Bank operates six full-service banking locations in New York State's North Country. NBT also announced a plan to repurchase in the market approximately 1 million shares of its common stock specifically for issuance in the transaction.

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

NBT BANCORP INC. and Subsidiary
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiaries, NBT Bank, N.A. (NBT) and NBT Financial Services, Inc. collectively referred to herein as the Company. This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this FORM 10-Q as well as to the Company's 2000 FORM 10-K for an understanding of the following discussion and analysis.
     On April 23, 2001, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.17 per share. The cash dividend will be paid on June 15, 2001 to stockholders of record as of June 1, 2001.

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

OVERVIEW
The Company earned net income of $7.6 million ($0.32 diluted earnings per share) for the three months ended March 31, 2001 compared to net income of $5.3 million ($0.23 diluted earnings per share) for the three months ended March 31, 2000. Recurring net income, which excludes the after-tax effect of costs related to merger and acquisition activity, reorganizations, net securities gains, gain on sale of a branch building, and certain deposit overdraft write-offs considered to be nonrecurring was $7.8 million ($0.33 diluted earnings per share) for the first quarter of 2001 compared to $6.4 million ($0.27 diluted earnings per share) of recurring net income for the first quarter of 2000. The quarter to quarter increase in recurring net income from 2000 to 2001 was primarily the result of an increase in net interest income, an increase in noninterest income, excluding net securities gains and the gain on sale of a branch building along with a decrease in the provision for loan losses, offset in part by an increase in noninterest expense, excluding costs related to merger and acquisition activity, reorganizations and deposit overdraft write-offs.

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


         TABLE 1
         PERFORMANCE MEASUREMENTS
         --------------------------------------------------------------------------------------------
                                                                     FIRST                First
                                                                   QUARTER              Quarter
                                                                      2001                 2000
         --------------------------------------------------------------------------------------------
         Return on average assets                                    1.19%                0.88%
         Return on average equity                                   14.55%               11.10%
         Net interest margin (FTE)                                   4.21%                4.25%
         --------------------------------------------------------------------------------------------

NET INTEREST INCOME
Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest-bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the major determining factors in a financial institution's performance as it is the principal source of earnings. Table 2 represents an analysis of net interest income on a federal taxable equivalent basis.
     Federal taxable equivalent (FTE) net interest income increased $1.1 million during the first quarter of 2001 compared to the same period of 2000. This increase can be attributed to an increase in average earning assets, the result of continued loan growth, as well as an increase in the yield earned on average earning assets, offset by increases in average interest bearing liabilities and the rates paid on those interest bearing liabilities.
     Total FTE interest income increased $3.7 million compared to first quarter 2000, a result of the previously mentioned increase in average earning assets as well as a 20 basis point increase in the yield earned on those earning assets. The increase in the yield on earning assets can be primarily attributed to a 14 basis point increase in the yield on the loan portfolio. During the same time period, total interest expense increased $2.6 million, the result of a $126.5 million increase in average interest bearing liabilities between reporting periods as well as a 27 basis point increase in their cost. Driving the increase in the cost of funds was a 58 basis point increase in the cost of time deposits. The increase in the cost of funds resulted in a 7 basis point decline in the interest rate spread.
     Another important performance measurement of net interest income is the net interest margin. This is computed by dividing annualized FTE net interest income by average earning assets for the period. Net interest margin decreased to 4.21% for first quarter 2001, down from 4.25% for the comparable period in 2000. The decrease in the net interest margin can be attributed to the previously mentioned decrease in the interest rate spread driven by the increase in the cost of interest bearing liabilities exceeding the increase in yields on earning assets.

TABLE 2
AVERAGE BALANCES AND NET INTEREST INCOME
The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.


                                                    Three months ended March 31,
                                                 2001                          2000
                                     AVERAGE            YIELD/     Average            Yield/
(dollars in thousands)               BALANCE  INTEREST  RATES      Balance  Interest  Rates
--------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------
Short-term interest bearing
accounts                          $   14,118  $   189   5.43%   $    3,922  $    52   5.33%
Securities available for sale (2)    577,764    9,670   6.79       639,415   10,805   6.80
Securities held to maturity (2)       96,853    1,719   7.20       115,131    1,974   6.90
Investment in FRB and FHLB Banks      25,754      433   6.82        27,653      458   6.66
Loans (1)                          1,719,895   37,487   8.84     1,502,129   32,494   8.70
                                   ---------   ------            ---------   ------
Total earning assets               2,434,384   49,498   8.25     2,288,250   45,783   8.05
                                               ------                        ------
Other assets                         160,573                       113,076
                                     -------                       -------
Total assets                      $2,594,957                    $2,401,326
                                  ----------                    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts     $  163,374    1,454   3.61    $  133,636    1,068   3.21
NOW deposit accounts                 235,340    1,140   1.96       199,875      883   1.78
Savings deposits                     271,044    1,608   2.41       265,552    1,643   2.49
Time deposits                      1,047,697   15,326   5.93       938,131   12,472   5.35
                                   ---------   ------              -------   ------
  Total interest bearing deposits  1,717,455   19,528   4.61     1,537,194   16,066   4.20
Short-term borrowings                107,703    1,442   5.43       150,554    2,094   5.59
Long-term debt                       235,817    3,229   5.55       246,763    3,450   5.62
                                     -------    -----              -------    -----
  Total interest bearing
   liabilities                     2,060,975   24,199   4.76%    1,934,511   21,610   4.49%
                                               ------                        ------
Demand deposits                      286,168                       255,084
Other liabilities                     34,953                        20,343
Stockholders' equity                 212,861                       191,388
                                     -------                       -------
Total liabilities and
  stockholders' equity            $2,594,957                    $2,401,326
                                  ----------                    ----------
  Net interest income                         $25,299                       $24,173
                                              -------                       -------
Interest rate spread                                    3.49%                        3.56%
                                                        -----                        -----
Net interest margin                                     4.21%                        4.25%
                                                        -----                        -----
Taxable equivalent adjustment                 $   832                       $   872
                                              -------                       -------

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


TABLE 3
ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
Three months ended March 31,
----------------------------------------------------------------------------------
                                             INCREASE (DECREASE)
                                                2001 OVER 2000
----------------------------------------------------------------------------------
(in thousands)                            VOLUME        RATE     TOTAL
----------------------------------------------------------------------------------

Short-term interest bearing accounts     $   136      $    1   $   137
Securities available for sale             (1,033)       (102)   (1,135)
Securities held to maturity                 (322)         67      (255)
Investment in FRB and FHLB Banks             (32)          7       (25)
Loans                                      4,745         248     4,993
----------------------------------------------------------------------------------
Total interest income                      2,962         753     3,715
----------------------------------------------------------------------------------

Money market deposit accounts                256         130       386
NOW deposit accounts                         166          91       257
Savings deposits                              34         (69)      (35)
Time deposits                              1,535       1,319     2,854
Short-term borrowings                       (576)        (76)     (652)
Long-term debt                              (151)        (70)     (221)
----------------------------------------------------------------------------------
Total interest expense                     1,453       1,136     2,589
----------------------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME        $ 1,509      $ (383)  $ 1,126
----------------------------------------------------------------------------------


PROVISION AND ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses is maintained at a level estimated by management to provide adequately for risk of probable losses inherent in the current loan portfolio. The adequacy of the allowance for loan losses is continuously monitored. It is assessed for adequacy using a methodology designed to ensure the level of the allowance reasonably reflects the loan portfolio's risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable credit losses inherent in the current loan portfolio.

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above. The allowance for loan losses to outstanding loans at March 31, 2001 was 1.40% compared to 1.34% at March 31, 2000. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

     The provision for loan losses was approximately $1.0
million, $3.3 million, and $1.5 million for the three months ended March 31, 2001, December 31, 2000, and March 31, 2000, respectively. The increase in the provision during the fourth quarter of 2000 was primarily the result of significant loan growth, primarily in the higher risk commercial and consumer type loans, an increase in nonperforming loans, and an increase in net charge-offs. The increase in nonperforming loans was primarily the result of a continuing process of integrating newly acquired banks into the Company given the Company's more conservative approach to identifying and resolving nonperforming loans. The fourth quarter provision for loan losses reflected the loan portfolio's increased inherent risk of loss related to the significantly increased nonperforming loans at December 31, 2000, the increased net charge-offs during the quarter ended December 31, 2000, and an anticipated net charge-off level in 2001 higher than previously experienced.

     As expected, net charge-offs in the first quarter of 2001 (approximately $1.1 million) were significantly higher than the net charge-offs in the first quarter of 2000 (approximately $0.5 million), however they were reduced from the fourth quarter of 2000 (approximately $2.1 million). As noted above, the increased net charge-offs in the first quarter of 2001 as compared to the first quarter of 2000 were anticipated and primarily addressed in the provision for loan losses for the fourth quarter of 2000. Nonperforming loans at March 31, 2001 totaled approximately $22.5 million, representing a significant increase from nonperforming loans of approximately $12.6 million at March 31, 2000. However, as mentioned above, this increase was the result of the Company's fourth quarter of 2000 integration effort. Nonperforming loans at December 31, 2000 were approximately $21.5 million. Accordingly, the provision for loan losses in the first quarter of 2001 of approximately $1.0 million was lower than the provision of approximately $1.5 million in the first quarter of 2000, despite the increase in net loan charge-offs and nonperforming loans which were primarily addressed through higher provision for loan losses in the fourth quarter of 2000. Additionally, the Company's loan growth slowed during the first quarter of 2001 when compared to both the fourth and first quarters of 2000, which also contributed to the reduction in the provision for loan losses in the first quarter of 2001 as compared to both the fourth and first quarters of 2000.
     However, the integration process described above is continuing. As this integration process continues, management expects that additional credit risk may be identified, which may result in future charge-offs being higher than anticipated. Also, additional non-accrual loans may be identified as a result of the continuing integration process. An increase in charge-offs and non-accrual loans that is greater than anticipated could result in an increase in the provision for loan losses in future periods.


TABLE 4
ALLOWANCE FOR LOAN LOSSES
-----------------------------------------------------------------------------------------------------------------------
                                                                 Three months ended March 31,
(dollars in thousands)                                    2001                                 2000
-----------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                           $24,349                              $19,711
Recoveries                                                 352                                  261
Charge-offs                                             (1,443)                                (738)
-----------------------------------------------------------------------------------------------------------------------
Net charge-offs                                         (1,091)                                (477)
Provision for loan losses                                  951                                1,454
-----------------------------------------------------------------------------------------------------------------------
Balance, end of period                                 $24,209                              $20,688
-----------------------------------------------------------------------------------------------------------------------

Composition of Net Charge-Offs
Commercial and agricultural                            $  (504)     46%                     $   (97)    20%
Real estate mortgage                                       (76)      7%                        (116)    24%
Consumer                                                  (511)     47%                        (264)    56%
-----------------------------------------------------------------------------------------------------------------------
Net charge-offs                                        $(1,091)    100%                     $  (477)   100%
-----------------------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average loans                       0.26%                               0.13%
-----------------------------------------------------------------------------------------------------------------------

Net charge-offs to average loans for the year ended
 December 31, 2000                                                                                    0.28%
-----------------------------------------------------------------------------------------------------------------------

NONINTEREST INCOME
Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations. Noninterest income, exclusive of net securities gains and the gain on the sale of a branch building, totaled $6.2 million for the first quarter of 2001 compared to $4.2 million for the first quarter of 2000. The $2.0 million, or 47.1%, increase in 2001 is primarily the result of an increase in broker/dealer fees of approximately $1.0 million, the direct result of the Company's acquisition of M. Griffith, Inc., a full service broker/dealer and registered investment advisor, on May 5, 2000. In addition, service charges on deposit accounts increased $0.4 million and other income increased $0.6 million during the first quarter of 2001 compared to the same period in 2000. The increase in service charges on deposit accounts can be attributed to an increase in the number of deposit accounts between reporting periods.

NONINTEREST EXPENSE AND OPERATING EFFICIENCY
Total noninterest expense, excluding nonrecurring merger, acquisition and reorganization expenses and deposit overdraft write-offs, increased $1.6 million between the quarter ended March 31, 2001 and the same period for 2000.
     Salaries and employee benefits for the first quarter of 2001 increased $0.6 million compared to the same period of 2000, primarily the result of the addition of M. Griffith in May of 2000.
     Data processing and communications expense for the first quarter of 2001 experienced a $0.7 million increase compared to the same period in 2000, the result of an expanded communication network and increased transaction volume.
     Amortization of intangible assets expense for the quarter ended March 31, 2001 experienced a $0.3 million increase compared to the same period in 2000, the result of the previously mentioned Mellon Bank and Soveriegn Bank branch acquisitions, as well as the M. Griffith, Inc. acquisition.
     One important operating efficiency measure that the Company closely monitors is the efficiency ratio. The efficiency ratio is computed as total noninterest expense (excluding nonrecurring charges) divided by net interest income plus noninterest income (excluding net security gains and losses and nonrecurring income). The efficiency ratio of 57.48% in the first quarter of 2001 was comparable to the efficiency ratio of 57.47% in the same period of 2000.

At March 31, 2001, after payments of certain merger, acquisition and reorganization costs, the Company had a remaining accrued liability for merger, acquisition and reorganization costs as follows:


       Professional fees                           $   158
       Data processing                                 562
       Severance                                     3,096
       Branch closings                                 195
       Advertising and supplies                        155
       Miscellaneous                                    87
       ------------------------------------------------------
          Total                                    $ 4,253
       ------------------------------------------------------

With the exception of certain severance costs, which will be paid out over a period of time consistent with the respective severance agreements, all of the above liabilities are expected to be paid during 2001.

All other categories of noninterest expense remained fairly consistent from the first quarter of 2000 to the first quarter of 2001.

INCOME TAXES
Income tax expense was $3.8 million for the first quarter of 2001 compared to $3.1 million for the first quarter of 2000. The effective tax rate was 33.0% for the first quarter of 2001 and 36.9% for the same period of 2000. The higher tax rate during 2000 can be attributed to non-deductible merger and acquisition costs as well as a corporate realignment in 2000.

SECURITIES
Average total securities were $79.9 million less for the first quarter of 2001 than for the same period of 2000. The majority of this decrease was in the available for sale portfolio as the proceeds from the sales and paydowns from the mortgage-backed securities were used to fund the loan growth experienced during 2000. During the first quarter of 2001, the securities portfolio represented 27.7% of average earning assets compared to 33.0% for the first quarter of 2000. At March 31, 2001, the securities portfolio was comprised of 86% available for sale and 14% held to maturity securities.

LOANS
The Company has continued to experience strong growth in the loan portfolio. Average loan volume for the first quarter of 2001 was $1,719.9 million, or 14.5% greater than the first quarter 2000 average. This growth has been present in all loan categories, with increases in the average commercial, consumer and mortgage portfolios of $139.8 million, $33.2 million and $46.1 million, respectively.
     The Company has continued to experience an increase in the demand for commercial loans, primarily in the business and real estate categories. The Company does not engage in highly leveraged transactions or foreign lending activities.

NONPERFORMING ASSETS
Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due, restructured loans and other real estate owned (OREO). Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair market value, less any estimated disposal costs.
     Total nonperforming assets were $23.3 million at March 31, 2001 compared to $22.2 million at December 31, 2000 and $13.6 million at March 31, 2000. The increase since March 31, 2000 can be attributed to a $6.5 million increase in loans 90 days or more past due as well as a $4.0 million increase in nonaccrual loans between reporting periods. These increases were primarily the result integrating newly acquired banks into the Company.


TABLE 5
NONPERFORMING ASSETS
-----------------------------------------------------------------------------------------------------------------------
                                                                  MARCH 31,                     March 31,
(dollars in thousands)                                               2001                          2000
-----------------------------------------------------------------------------------------------------------------------
Commercial and agricultural                                 $11,153        81%             $ 6,379      66%
Real estate mortgage                                          1,350        10%               2,483      25%
Consumer                                                      1,247         9%                 846       9%
-----------------------------------------------------------------------------------------------------------------------
  Total nonaccrual loans                                     13,750       100%               9,708     100%
-----------------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Commercial and agricultural                                  5,525        67%                  64       4%
 Real estate mortgage                                         1,574        19%               1,189      69%
 Consumer                                                     1,148        14%                 469      27%
-----------------------------------------------------------------------------------------------------------------------
Total loans 90 days or more past due and still accruing       8,247       100%               1,722     100%
-----------------------------------------------------------------------------------------------------------------------
Restructured loans in compliance with modified terms:           509                          1,184
-----------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                    22,506                         12,614
-----------------------------------------------------------------------------------------------------------------------
Other real estate owned                                         803                            957
-----------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                  $23,309                        $13,571
-----------------------------------------------------------------------------------------------------------------------
Total nonperforming loans to loans                                       1.30%                        0.82%
Total nonperforming assets to assets                                     0.90%                        0.55%
Total allowance for loan losses to nonperforming loans                 107.57%                      164.01%
-----------------------------------------------------------------------------------------------------------------------

DEPOSITS
Customer deposits represent the greatest source of funding assets. The Company purchased approximately $133.7 million in deposits in conjunction with the purchase of branches from Mellon Bank and Sovereign Bank in June and November of 2000, respectively. Average total deposits for the quarter ended March 31, 2001 were $2.0 billion compared to $1.8 billion at March 31, 2000. This growth has been present in all deposit categories, with increases in the average demand, savings and time deposits of $31.1 million, $70.7 million and $109.6 million, respectively. The increase in time deposits was primarily the result of the increase in time deposits greater than $100,000, which includes brokered CD's. Brokered CD's were approximately $110.5 million, $130.5 million and $89.4 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively. Time deposits greater than $100,000 were approximately $470.3 million, $503.8 million and $433.0 million at March 31, 2001, December 31, 2000 and March 31, 2000, respectively.

BORROWED FUNDS
The Company's borrowed funds consist of short-term borrowings and long-term debt. Average short-term borrowings for the first quarter of 2001 were $107.7 million compared to $150.6 million for the same period of 2000. Average long-term debt for the first quarter of 2001 was $235.8 million compared to $246.8 million for the same period of 2000. The previously mentioned increase in deposits contributed to the decline in average borrowings as it has enabled the Company to pay down a portion of its existing debt.

CAPITAL AND DIVIDENDS
Stockholders' equity of $217.4 million represents 8.4% of total assets at March 31, 2001, compared with $194.6 million, or 8.0% a year previous, and $208.0 million, or 7.8% at December 31, 2000. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.
         As the capital ratios in Table 6 indicate, the Company remains well capitalized. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.


TABLE 6
CAPITAL MEASUREMENTS
------------------------------------------------------------------------------------------------
                                                          FIRST                 First
                                                        QUARTER               Quarter
                                                           2001                  2000
------------------------------------------------------------------------------------------------
Tier 1 leverage ratio                                     7.32%                 8.59%
Tier 1 capital ratio                                     11.18%                13.24%
Total risk-based capital ratio                           12.43%                14.40%
Cash dividends as a percentage
 of net income                                           52.98%                69.11%
Per common share:
 Book value                                           $   9.13               $  8.36
 Tangible book value                                  $   7.99               $  7.99
------------------------------------------------------------------------------------------------


The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.83 at March 31, 2001 and 1.73 a year ago. The Company's price was 13 times annualized earnings at March 31, 2001, compared to 16 times a year previous.


TABLE 7
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION*
----------------------------------------------------------------------------------------------------------
                                                                                  Cash
                                                                             Dividends
Quarter Ending               High              Low             Close          Declared
----------------------------------------------------------------------------------------------------------
2000
----------------------------------------------------------------------------------------------------------
March 31                   $16.50           $11.38            $14.50            $0.170
June 30                     14.50             9.38             10.69             0.170
September 30                12.50             9.75             12.00             0.170
December 31                 15.94            11.13             14.63             0.170
----------------------------------------------------------------------------------------------------------
2001
----------------------------------------------------------------------------------------------------------
MARCH 31                   $17.50           $13.25            $16.69            $0.170
----------------------------------------------------------------------------------------------------------
  *historical NBT Bancorp Inc. only

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

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

In the plus 100 basis points scenario, net interest income is projected to be stable compared to the flat rate scenario. However, in the plus 200 basis point scenario net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing.

Net interest income for the next twelve months in a +/- 200 basis point scenario is within the internal policy risk limits of a not more than a 5% change in net interest income. The following table projects the percent change in net interest income over the next year using the March 31, 2001 balance sheet position.


              TABLE 10
              INTEREST RATE SENSITIVITY ANALYSIS
              -----------------------------------------------------------------------
              Change in interest rates                    Percent change in
              (in basis points)                         net interest income
              -----------------------------------------------------------------------
              +200                                                  (1.39%)
              +100                                                   0.12%
              -100                                                  (0.96%)
              -200                                                  (1.99%)
              -----------------------------------------------------------------------


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

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At March 31, 2001, the Company considered its Basic Surplus adequate to meet liquidity needs. At March 31, 2001, a large percentage of the Company's loans and securities are pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company's ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the financial condition or results of operations of the Company.

Item  2 -- Changes in Securities

Following are listed changes in the Company's Common Stock outstanding during the quarter ended March 31, 2001 as well as certain actions which have been taken which may affect the number of shares of Common Stock (shares) outstanding in the future. There was no Preferred Stock outstanding during the quarter ended March 31, 2001.

     At the Annual Meeting of Stockholders held on May 3, 2001, the stockholders of NBT Bancorp Inc. approved an amendment to the Company's Certificate of Incorporation that increased the number of authorized shares of NBT Bancorp Inc. common stock from 30 million to 50 million.

     At the Annual Meeting of Stockholders held on May 3, 2001, the stockholders of NBT Bancorp Inc. approved the Board of Directors adoption of the NBT Non-Employee Director, Divisional Director and Subsidiary Director Stock Option Plan and the reservation of 500,000 shares of common stock for issuance under the plan. The purpose of the NBT Non-Employee Director, Divisional Director and Subsidiary Director Stock Option Plan is to attract and retain these individuals and to motivate them to exercise their best efforts on behalf of NBT Bancorp Inc. and its subsidiaries.

At the Annual Meeting of Stockholders held on May 3, 2001, the stockholders of NBT Bancorp Inc. approved an amendment to the NBT 1993 Stock Option Plan to increase the number of shares of common stock authorized for issuance under the plan and to approve the reservation of 2,500,000 shares of common stock for issuance under the plan. The purpose of the plan is to promote our interests and those of our stockholders by encouraging ownership of our common stock by our officers and other key employees and our subsidiaries in order to help attract and retain in our service persons of exceptional competence, by furnishing added incentives for them to increase their efforts on our behalf, and by gaining for us the advantages inherent in key employees having an ownership interest in us.

Item  3 -- Defaults Upon Senior Securities

This item is omitted because there were no defaults upon the Company's senior securities during the quarter ended March 31, 2001.

Item  4 -- Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 3, 2001. Stockholders approved the following proposals:

a. A proposal to fix the number of directors at thirteen  was  approved.  Daryl
R. Forsythe, William C. Gumble, William L. Owens and Gene E. Goldenziel were elected as directors with terms of office to expire at the 2004 Annual Meeting of Stockholders.

     Daryl R. Forsythe was elected, with 17,888,784 votes FOR, and 1,210,794 votes WITHHELD. William C. Gumble was elected, with 17,903,341 votes FOR, and 1,196,240 votes WITHHELD. William L. Owens was elected, with 17,768,014 votes FOR, and 1,331,564 votes WITHHELD. Gene E. Goldenziel was elected, with 17,336,069 votes FOR, and 1,763,510 votes WITHHELD.

b. Proposal to approve the amendment to Article Fourth of NBT's Certificate of Incorporation to increase the number of authorized shares of common stock from 30 million to 50 million.

     The proposal was approved, with 17,349,390 votes FOR, 1,686,905 votes AGAINST, and 318,714 votes ABSTAINING.


c. Proposal to approve the NBT Non-Employee Director, Divisional Director and Subsidiary Director Stock Option Plan and the reservation of 500,000 shares of common stock for issuance under the plan.

     The proposal was approved, with 13,359,982 votes FOR, 2,760,287 votes AGAINST, and 464,254 votes ABSTAINING.


d. Proposal to approve an amendment to the NBT 1993 Stock Option Plan to increase the number of shares of common stock authorized for issuance under the plan and to approve the reservation of 2,500,000 shares of common stock for issuance under the plan.

     The proposal was approved, with 13,274,129 votes FOR, 2,890,468 votes AGAINST, and 419,931 votes ABSTAINING.

Item  5 -- Other Information

Not Applicable

Item  6 -- Exhibits and Reports on FORM 8-K

(a)  An index to exhibits follows the signature page of this FORM 10-Q.

(b) During the first quarter ended March 31, 2001, the Company filed the following Current Reports on Form 8-K:

    Current report on Form 8K, Item 5, filed with the Securities and Exchange Commission on January 3, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 15th day of May, 2001.




                                NBT BANCORP INC.



                           By: /s/ MICHAEL J. CHEWENS
                ------------------------------------------------
                             Michael J. Chewens, CPA
                            Executive Vice President
                 Chief Financial Officer and Corporate Secretary

                                INDEX TO EXHIBITS

The following documents are attached as Exhibits to this FORM 10-Q or, if annotated by the symbol *, are incorporated by reference as Exhibits as indicated by the page number or exhibit cross-reference to the prior filings of the Registrant with the Commission.


FORM 10-Q
Exhibit                                                                                                             Exhibit
Number                                                                                                              Cross-Reference
------                                                                                                              ---------------
3.1       Certificate of Amendment of Certificate of Incorporation of NBT Bancorp Inc., as of May 3, 2001.          Herein