Form 10-Q
period 2001-06-30
NBT BANCORP INC
filed 2001-08-14
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001.
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.


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


As of July 31, 2001, there were 24,653,254 shares outstanding of the Registrant's common stock, $0.01 par value.

                                NBT BANCORP INC.
                    FORM 10-Q -- Quarter Ended June 30, 2001

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

Item 1       Interim Financial Statements (Unaudited)

             Consolidated Balance Sheets at June 30, 2001, December 31, 2000 (Audited), and June 30, 2000

             Consolidated Statements of Income for the three month and six month periods ended June 30, 2001 and 2000

             Consolidated Statements of Stockholders' Equity for the six month periods ended June 30, 2001 and 2000

             Consolidated Statements of Cash Flows for the six month periods ended June 30, 2001 and 2000

             Consolidated Statements of Comprehensive Income (Loss) for the three month and six month periods ended June 30, 2001 and 2000

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

SIGNATURES

INDEX TO EXHIBITS


NBT Bancorp Inc. and Subsidiaries                                     June 30,        December 31,       June 30,
Consolidated Balance Sheets                                             2001              2000             2000
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                      (Unaudited)                        (Unaudited)
ASSETS
Cash and cash equivalents                                             $   78,010       $   96,429       $   73,212
Short-term interest bearing accounts                                       4,433           14,233            8,709
Trading securities, at fair value                                            108           20,541              246
Securities available for sale, at fair value                             583,297          576,372          593,857
Securities held to maturity (fair value-$97,153,
 $101,833 and $101,809)                                                   97,567          102,413          105,326
Federal Reserve and Federal Home Loan Bank stock                          19,295           27,647           27,647
Loans                                                                  1,817,015        1,726,482        1,622,025
Less allowance for loan losses                                            25,691           24,349           22,006
------------------------------------------------------------------------------------------------------------------------------------
   Net loans                                                           1,791,324        1,702,133        1,600,019
Premises and equipment, net                                               48,953           43,457           45,433
Intangible assets, net                                                    33,817           27,739           16,073
Other assets                                                              46,719           44,824           50,874
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $2,703,523       $2,655,788       $2,521,396
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                         $  318,283       $  302,137       $  270,622
 Savings, NOW, and money market                                          711,632          671,980          626,226
 Time                                                                  1,047,050        1,066,121          997,366
------------------------------------------------------------------------------------------------------------------------------------
   Total deposits                                                      2,076,965        2,040,238        1,894,214
Short-term borrowings                                                     96,537          132,375          168,074
Long-term debt                                                           271,480          234,872          238,299
Other liabilities                                                         29,207           40,282           20,226
------------------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                   2,474,189        2,447,767        2,320,813
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $0.01 par value; shares authorized - 2,500,000             -                -                -
   Common stock, $0.01 par value and 50,000,000 authorized at
    June 30, 2001, 30,000,000 authorized at December 31, 2000 and
    June 30, 2000; issued 25,312,688, 24,237,322 and 24,214,498 at
    June 30, 2001, December 31, 2000 and June 30, 2000, respectively         253              242              242
   Additional paid-in-capital                                            199,144          185,041          184,925
   Retained earnings                                                      40,742           36,689           46,903
   Accumulated other comprehensive loss                                     (116)          (2,864)         (20,186)
   Common stock in treasury at cost, 547,134, 513,523
    and 522,133 shares at June 30, 2001, December 31, 2000
    and June 30, 2000, respectively                                      (10,689)         (11,087)         (11,301)
------------------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                            229,334          208,021          200,583
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $2,703,523       $2,655,788       $2,521,396
------------------------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.


                                                            Three months ended                 Six months ended
NBT Bancorp Inc. and Subsidiaries                                June 30,                          June 30,
Consolidated Statements of Income                         2001              2000             2001              2000
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                          (Unaudited)

Interest, fee and dividend income:
Loans                                                 $36,453          $34,326           $73,729          $66,608
Securities available for sale                           8,964           10,330            18,354           20,868
Securities held to maturity                             1,325            1,553             2,703            3,134
Other                                                     375              588               997            1,098
------------------------------------------------------------------------------------------------------------------------------------
  Total interest, fee and dividend income              47,117           46,797            95,783           91,708
------------------------------------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                               17,336           17,708            36,864           33,774
Short-term borrowings                                   1,044            2,236             2,486            4,330
Long-term debt                                          3,272            3,331             6,501            6,781
------------------------------------------------------------------------------------------------------------------------------------
  Total interest expense                               21,652           23,275            45,851           44,885
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                    25,465           23,522            49,932           46,823
Provision for loan losses                               6,512            2,345             7,463            3,799
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses    18,953           21,177            42,469           43,024
------------------------------------------------------------------------------------------------------------------------------------

Noninterest income:
Trust                                                     888              811             1,796            1,671
Service charges on deposit accounts                     2,679            2,020             5,000            3,968
Broker/dealer fees                                        900              567             1,922              578
Net securities gains                                       43                6               546                6
Gain on sale of branch building                             -                -             1,367                -
Other                                                   1,811            1,551             3,800            2,973
------------------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                              6,321            4,955            14,431            9,196
------------------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                          9,171            8,233            18,238           16,658
Office supplies and postage                             1,013              711             1,812            1,439
Occupancy                                               1,548            1,371             3,190            2,830
Equipment                                               1,324            1,453             2,634            2,844
Professional fees and outside services                  1,016              812             1,825            1,668
Data processing and communications                      1,742            1,437             3,776            2,799
Amortization of intangible assets                         679              393             1,312              714
Merger and acquisition costs                                -            2,824                 -            4,039
Deposit overdraft writeoffs                                 -                -             2,125                -
Other operating                                         2,287            2,451             4,100            4,410
------------------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                            18,780           19,685            39,012           37,401
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                              6,494            6,447            17,888           14,819
Income taxes                                            1,789            2,378             5,545            5,470
------------------------------------------------------------------------------------------------------------------------------------
   Net income                                         $ 4,705          $ 4,069           $12,343          $ 9,349
------------------------------------------------------------------------------------------------------------------------------------

Earnings per share:
   Basic                                              $  0.20          $  0.17           $  0.52          $  0.40
   Diluted                                            $  0.19          $  0.17           $  0.51          $  0.40
------------------------------------------------------------------------------------------------------------------------------------

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
                                      Stock        Capital      Earnings    Income (Loss)         Stock         Total
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

Balance at December 31, 1999      $23,786         $156,112       $44,949        $(21,710)      $(11,665)    $191,472
Net income                                                         9,349                                       9,349
Cash dividends - $0.340 per share                                 (7,395)                                     (7,395)
Issuance of 11,380 shares to
   employee benefits plans and
   other stock plans,
   including tax benefit                6              467                                          364          837
Change $1.00 stated value per
   share to $.01 par value
   per share                      (23,554)          23,554                                                        -
Issuance of 420,989 shares to
   purchase M. Griffith, Inc.           4            4,792                                                     4,796
Other comprehensive income                                                         1,524                       1,524
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000          $   242         $184,925       $46,903        $(20,186)      $(11,301)    $200,583
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000      $   242         $185,041       $36,689        $ (2,864)      $(11,087)    $208,021
Net income                                                        12,343                                      12,343
Cash dividends - $0.340 per share                                 (8,290)                                     (8,290)
Purchase of 198,496 treasury
  shares                                                                                         (3,114)      (3,114)
Issuance of 164,885 shares to
  employee benefit plans and
  other stock plans including tax
  benefit                                           (1,888)                                       3,512        1,624
Issuance of 1,075,365 shares to
  purchase First National
  Bancorp, Inc.                        11           15,991                                                    16,002
Other comprehensive income                                                         2,748                       2,748
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001          $   253         $199,144       $40,742        $   (116)      $(10,689)    $229,334
------------------------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.

Note: Dividend per share data represents historical dividends per share of NBT Bancorp Inc. stand-alone.


NBT Bancorp Inc. and Subsidiaries                                             Six Months Ended June 30,
Consolidated Statements of Cash Flows                                           2001               2000
----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                        (Unaudited)
Operating activities:
Net income                                                                   $ 12,343         $   9,349
Adjustments to reconcile net income to net cash provided
   by operating activities:
 Provision for loan losses                                                      7,463             3,799
 Depreciation of premises and equipment                                         2,240             2,488
 Net accretion on securities                                                     (911)             (981)
 Amortization of intangible assets                                              1,312               714
 Proceeds from sale of loans held for sale                                      2,882             8,343
 Origination and purchases of loans held for sale                              (2,829)           (6,292)
 Net loss on sales of loans                                                        26                73
 Net loss on sale of other real estate owned                                      149               365
 Net security transactions                                                       (546)               (6)
 Proceeds from sale of trading securities                                      20,709                 -
 Gain on sale of branch building                                               (1,367)                -
 Net (increase) decrease in other assets                                       10,026               129
 Net increase (decrease) in other liabilities                                 (12,126)            4,314
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      39,371            22,295
----------------------------------------------------------------------------------------------------------------------------
Investing activities:
Net cash and cash equivalents provided by acquisitions                          9,509            33,170
Securities available for sale:
 Proceeds from maturities                                                      75,511            19,476
 Proceeds from sales                                                              584            10,127
 Purchases                                                                    (55,122)          (13,428)
Securities held to maturity:
 Proceeds from maturities                                                      21,956            18,772
 Purchases                                                                    (11,548)          (10,824)
Net increase in loans                                                         (24,877)         (159,624)
Purchase of premises and equipment, net                                        (3,421)           (1,353)
Proceeds from sales of other real estate owned                                    529               773
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                          13,121          (102,911)
----------------------------------------------------------------------------------------------------------------------------
Financing activities:
Net increase (decrease) in deposits                                           (71,231)           77,330
Net increase (decrease) in short-term borrowings                              (36,309)           22,987
Proceeds from issuance of long-term debt                                      246,291             5,000
Repayments of long-term debt                                                 (209,682)          (15,851)
Proceeds from issuance of treasury shares to
 employee benefit plans and other stock plans,
 including tax benefit                                                          1,624               837
Purchase of treasury stock                                                     (3,114)                -
Cash dividends                                                                 (8,290)           (7,395)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     (80,711)           82,908
----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          (28,219)            2,292
Cash and cash equivalents at beginning of period                              110,662            79,629
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $ 82,443          $ 81,921
----------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information: Cash paid during the period for:
  Interest                                                                   $ 49,540          $ 42,451
  Income taxes                                                                    194             5,535
----------------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.


NBT Bancorp Inc. and Subsidiaries                                             Six Months Ended June 30,
Supplemental Schedule of non-cash investing and financing activities:           2001               2000
----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                        (Unaudited)

Loans transferred to other real estate owned                                      869               785
Fair value of assets acquired                                                 109,549             1,068
Fair value of liabilities assumed                                             110,501            37,094
Common stock issued for acquisitions                                           16,002             4,796
----------------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.


                                                                    Three months ended               Six months ended
NBT Bancorp Inc. and Subsidiaries                                       June 30,                          June 30,
Consolidated Statements of Comprehensive Income (Loss)             2001           2000               2001           2000
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                      (Unaudited)

Net Income                                                      $ 4,705        $ 4,069           $ 12,343       $  9,349
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
     Unrealized holding gains (losses) arising during
         period [pre-tax amounts of  $(3,846)
         $1,398, $4,897 and $2,537]                              (2,299)           858              2,910          1,524
     Less: Reclassification adjustment for net gains included
         in net income [pre-tax amounts of
         $(24), $-, $(269) and $-]                                  (15)             -               (162)             -
------------------------------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                          (2,314)           858              2,748          1,524
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                            $ 2,391        $ 4,927           $ 15,091       $ 10,873
------------------------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiary
Notes to Unaudited Interim Consolidated Financial Statements
June 30, 2001

BASIS OF PRESENTATION
     The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. ("the Registrant" or "the Company") and its wholly-owned subsidiaries, NBT Bank, N.A. (NBT) and NBT Financial Services, Inc. All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.
     The consolidated balance sheet at December 31, 2000 has been derived from audited consolidated financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 2000. The unaudited interim consolidated financial statements as of and for the period ended June 30, 2000 have been restated to give effect to the merger with Pioneer American Holding Company Corp., which closed on July 1, 2000 and was accounted for as a pooling-of-interests.

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

     The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

------------------------------------------------------------------------------------------------------------------------------
         Three months ended June 30,                                            2001                 2000
------------------------------------------------------------------------------------------------------------------------------
         (in thousands, except per share data)
         Basic EPS:
           Weighted average common shares outstanding                         24,102               23,469
           Net income available to common shareholders                      $  4,705             $  4,069
------------------------------------------------------------------------------------------------------------------------------
         Basic EPS                                                          $   0.20             $   0.17
------------------------------------------------------------------------------------------------------------------------------
         Diluted EPS:
           Weighted average common shares outstanding                         24,102               23,469
           Dilutive common stock options                                         170                  115
------------------------------------------------------------------------------------------------------------------------------
           Weighted average common shares and common
            share equivalents                                                 24,272               23,584
           Net income available to common shareholders                      $  4,705             $  4,069
------------------------------------------------------------------------------------------------------------------------------
         Diluted EPS                                                        $   0.19             $   0.17
------------------------------------------------------------------------------------------------------------------------------




------------------------------------------------------------------------------------------------------------------------------
         Six months ended June 30,                                              2001                 2000
------------------------------------------------------------------------------------------------------------------------------
         (in thousands, except per share data)

         Basic EPS:
           Weighted average common shares outstanding                         23,878               23,333
           Net income available to common shareholders                      $ 12,343             $  9,349
------------------------------------------------------------------------------------------------------------------------------
         Basic EPS                                                          $   0.52             $   0.40
------------------------------------------------------------------------------------------------------------------------------

         Diluted EPS:
           Weighted average common shares outstanding                         23,878               23,333
           Dilutive common stock options                                         193                  132
------------------------------------------------------------------------------------------------------------------------------
           Weighted average common shares and common
            share equivalents                                                 24,071               23,465
           Net income available to common shareholders                      $ 12,343             $  9,349
------------------------------------------------------------------------------------------------------------------------------
         Diluted EPS                                                        $   0.51             $   0.40
------------------------------------------------------------------------------------------------------------------------------

     There were 955,680 outstanding stock options for the quarter ended June 30, 2001 and 896,692 outstanding stock options for the quarter ended June 30, 2000 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods. There were 955,680 outstanding stock options for the six month period ended June 30, 2001 and 743,176 outstanding stock options for the six month period ended June 30, 2000 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

MERGERS AND ACQUISITIONS

         On June 1, 2001, the Company completed the acquisition of First National Bancorp, Inc. (FNB) whereby FNB was merged with and into NBT Bancorp Inc. At the same time, FNB's subsidiary, First National Bank of Northern New York (FNB Bank) was merged into NBT Bank, N.A. The acquisition was accounted for using the purchase method. As such, both the assets and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition and the results of operations are included in the Company's consolidated statement of income from the acquisition date forward. To complete the transaction, the Company issued approximately 1,075,000 shares of its common stock valued at $16.0 million. Goodwill, representing the cost over net assets acquired, was approximately $7 million and is presently being amortized over twenty years on a straight-line basis.

         On June 19, 2001, the Company announced the signing of a definitive agreement to acquire CNB Financial Corp. (CNB) and its wholly owned subsidiary, Central National Bank (CNB Bank). Under the terms of the agreement, CNB stockholders will receive 1.2 shares of the Company's common stock. The Company is expected to issue approximately 8.9 million shares of common stock, with a total value of approximately $140 million based on the closing price of the Company's common stock on June 19, 2001. The transaction is structured to be tax-free to shareholders of CNB and will be accounted for as a pooling of interests. The merger agreement also provides for the merger of CNB Bank into NBT Bank, N.A. Subject to regulatory and shareholder approval, the merger is expected to close in the fourth quarter of 2001. At March 31, 2001, CNB had consolidated assets of $964 million, deposits of $830 million and equity of $65 million. CNB Bank operates 29 full service banking offices in nine upstate New York counties.

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

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, such as the CNB merger, which it expects to account for using the pooling-of-interests method. The Company is required to adopt the provisions of Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

         Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption based upon criteria contained in Statement 142. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                                     ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. ("Bancorp") and its wholly owned subsidiaries, NBT Bank N.A. ("NBT") and NBT Financial Services, Inc., collectively referred to herein as the Company. This discussion focuses on the Company's Financial Condition, Results of Operations, and Liquidity and Capital Resources. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2000 Form 10-K for an understanding of the following discussion and analysis.

On June 23, 2001, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.17 per share. The cash dividend will be paid on September 15, 2001 to stockholders of record as of September 1, 2001.

FORWARD LOOKING STATEMENTS

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. Theses statements may be identified by the use of phrases such as "anticipate," "believe," "expect," "forecasts," "projects," or other similar terms. There are a number of factors, many of which are beyond the Company's control, that could cause actual conditions, events or results to differ significantly from those described in the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which the Company is engaged;
(6) costs or difficulties related to the integration of the businesses of the Company and its merger partners may be greater than expected; (7) expected cost savings associated with recent and pending mergers and acquisitions may not be fully realized or realized within the expected time frames; (8) deposit attrition, customer loss, or revenue loss following recent and pending mergers and acquisitions may be greater than expected; (9) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; and (10) adverse changes may occur in the securities markets or with respect to inflation.

The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, those described above, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

Except as required by law, the Company does not undertake, and specifically disclaims any obligations to publicly release any revisions to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

MERGERS AND ACQUISITIONS

On June 1, 2001, the Company completed the merger of First National Bancorp, Inc. (FNB) with and into Bancorp along with the merger of FNB's subsidiary, First National Bank of Northern New York, into NBT. The merger was accounted for as a purchase transaction and added approximately $126 million in assets, including $7 million in goodwill, to the Company's consolidated balance sheet. A systems conversion brought the six offices of the First National Bank of Northern New York into the NBT Bank branch network effective July 27, 2001.

On June 19, 2001, the Company announced the signing of a definitive agreement to acquire CNB Financial Corp. (CNB) and its wholly owned subsidiary, Central National Bank (CNB Bank). Under the terms of the agreement, CNB stockholders will receive 1.2 shares of the Company's common stock. The Company is expected to issue approximately 8.9 million shares of common stock, with a total value of approximately $140 million based on the closing price of the Company's common stock on June 19, 2001. The transaction is structured to be tax-free to shareholders of CNB and will be accounted for as a pooling of interests. The merger agreement also provides for the merger of CNB Bank into NBT Bank, N.A. Subject to regulatory and shareholder approval, the merger is expected to close in the fourth quarter of 2001. At March 31, 2001, CNB had consolidated assets of $964 million, deposits of $830 million and equity of $65 million. CNB Bank operates 29 full service banking offices in nine upstate New York counties.

OVERVIEW

The Company earned net income of $4.7 million, or $.19 diluted earnings per share, for the three months ended June 30, 2001 compared to $4.1 million, or $.17 diluted earnings per share, for the three months ended June 30, 2000. Net income for the six months ended June 30, 2001 was $12.3 million, or $.51 diluted earnings per share, compared to $9.3 million, or $.40 diluted earnings per share, for the first six months of 2000.

The following tables present an overview of the Company's performance ratios and changes in average balances for the three months and six months ended June 30, 2001 compared to June 30, 2000. Table 1 depicts several measurements of performance on an annualized basis. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Net interest margin, calculated on a federal taxable equivalent
(FTE) basis, measures an entity's ability to utilize its earning assets in relation to its cost of funding.

         Table 1
         Performance Measurements
------------------------------------------------------------------------------------------
                                                First          Second             Six
                                              Quarter         Quarter          Months
------------------------------------------------------------------------------------------
         2001
         Return on average assets               1.19%           0.72%           0.96%
         Return on average equity              14.55%           8.49%          11.45%
         Net interest margin                    4.21%           4.32%           4.27%
------------------------------------------------------------------------------------------
         2000
         Return on average assets               0.88%           0.66%           0.77%
         Return on average equity              11.10%           8.29%           9.67%
         Net interest margin                    4.25%           4.16%           4.20%
------------------------------------------------------------------------------------------

Table 2 presents the Company's condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis.


Table 2
Average Balances and Net Interest Income
                           Three months ended June 30,
                                                 2001                          2000
                                     Average            Yield/     Average            Yield/
(dollars in thousands)               Balance Interest   Rates      Balance Interest   Rates
------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term interest bearing
 accounts                         $    6,101  $    79   5.19%   $    8,238  $   125   6.10%
Securities available for
 sale (2) (3)                        562,198    9,244   6.60       631,801   10,597   6.75
Securities held to
 maturity (2) (3)                     93,674    1,652   7.07       112,582    1,940   6.93
Investment in FRB and FHLB Banks      18,727      296   6.34        27,649      460   6.69
Loans (1) (3)                      1,761,996   36,681   8.35     1,579,869   34,544   8.79
                                   ---------   ------            ---------   ------
 Total interest earning assets     2,442,696   47,952   7.87     2,360,139   47,666   8.12
                                               ------                        ------
Other assets                         167,069                       118,813
                                     -------                       -------
Total assets                      $2,609,765                    $2,478,952
                                  ----------                    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts     $  163,237    1,216   2.99    $  130,046    1,073   3.32
NOW deposit accounts                 236,190      661   1.12       203,960      890   1.76
Savings deposits                     284,291    1,464   2.07       268,822    1,661   2.49
Time deposits                      1,035,842   13,995   5.42     1,000,032   14,084   5.66
                                   ---------   ------            ---------   ------
  Total interest bearing deposits  1,719,560   17,336   4.04     1,602,860   17,708   4.44
Short-term borrowings                 93,578    1,044   4.47       149,153    2,236   6.03
Long-term debt                       246,017    3,272   5.33       238,986    3,331   5.61
                                     -------    -----              -------    -----
  Total interest bearing
  liabilities                      2,059,155   21,652   4.22%    1,990,999   23,275   4.70%
                                               ------                        ------
Demand deposits                      295,182                       266,236
Other liabilities                     33,310                        24,307
Stockholders' equity                 222,118                       197,410
                                     -------                       -------
Total liabilities and
 stockholders' equity             $2,609,765                    $2,478,952
                                  ----------                    ----------
  Net interest income                         $26,300                       $24,391
                                              -------                       -------
Interest rate spread                                    3.65%                         3.42%
                                                        -----                         -----
Net interest margin                                     4.32%                         4.16%
                                                        -----                         -----
Taxable equivalent adjustment (3)                     $  835                        $   869
                                                      -------                       -------




                                                    Six months ended June 30,
                                                 2001                          2000
                                     Average            Yield/     Average            Yield/
(dollars in thousands)               Balance Interest   Rates      Balance Interest   Rates
------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term interest bearing
 accounts                         $   10,087  $   268   5.36%   $    6,080  $   177   5.85%
Securities available for
 sale (2) (3)                        569,937   18,914   6.69       635,608   21,402   6.77
Securities held to maturity (2) (3)   95,097    3,371   7.15       113,856    3,914   6.91
Investment in FRB and FHLB Banks      22,222      729   6.62        27,651      918   6.68
Loans (1) (3)                      1,741,062   74,168   8.59     1,540,999   67,038   8.75
                                   ---------   ------            ---------   ------
 Total interest earning assets     2,438,405   97,450   8.06     2,324,194   93,449   8.09
                                               ------                        ------
Other assets                         163,928                       115,944
                                     -------                       -------
Total assets                      $2,602,333                    $2,440,138
                                  ----------                    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts     $  163,305    2,670   3.30    $  131,841    2,142   3.27
NOW deposit accounts                 235,767    1,801   1.54       201,917    1,773   1.77
Savings deposits                     277,705    3,072   2.23       267,187    3,303   2.49
Time deposits                      1,041,737   29,321   5.68       969,082   26,556   5.51
                                   ---------   ------              -------   ------
  Total interest bearing deposits  1,718,514   36,864   4.33     1,570,027   33,774   4.33
Short-term borrowings                100,601    2,486   4.98       149,853    4,330   5.81
Long-term debt                       240,945    6,501   5.44       242,874    6,781   5.61
                                     -------    -----              -------    -----
  Total interest bearing
  liabilities                      2,060,060   45,851   4.49%   1,962,754    44,885   4.60%
                                               ------                        ------
Demand deposits                      290,700                       260,660
Other liabilities                     34,118                        22,325
Stockholders' equity                 217,455                       194,399
                                     -------                       -------
Total liabilities and
 stockholders' equity             $2,602,333                    $2,440,138
                                  ----------                    ----------
  Net interest income                         $51,599                       $48,564
                                              -------                       -------
Interest rate spread                                    3.57%                         3.49%
                                                        -----                         -----
Net interest margin                                     4.27%                         4.20%
                                                        -----                         -----
Taxable equivalent
 adjustment (3)                               $ 1,667                       $ 1,741
                                              -------                       -------

(1) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(2)      Securities are shown at average amortized cost.
(3) Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.


Table 3 presents the changes in interest income, interest expense and net interest income due to changes in volume and changes in rate. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.


Table 3
Analysis of Changes in Taxable Equivalent Net Interest Income

--------------------------------------------------------------------------------------------
Three months ended June 30,
                                             Increase (Decrease)
                                                 2001 over 2000
--------------------------------------------------------------------------------------------
(in thousands)                             Volume      Rate      Total
--------------------------------------------------------------------------------------------

Short-term interest bearing accounts     $   (29)   $   (17)   $   (46)
Securities available for sale             (1,148)      (205)    (1,353)
Securities held to maturity                 (333)        45       (288)
Investment in FRB and FHLB Banks            (142)       (22)      (164)
Loans                                      3,847     (1,710)     2,137
--------------------------------------------------------------------------------------------
Total interest income                      1,641     (1,355)       286
--------------------------------------------------------------------------------------------

Money market deposit accounts                255       (112)       143
NOW deposit accounts                         125       (354)      (229)
Savings deposits                              91       (288)      (197)
Time deposits                                495       (584)       (89)
Short-term borrowings                       (707)      (485)    (1,192)
Long-term debt                                96       (155)       (59)
--------------------------------------------------------------------------------------------
Total interest expense                       776     (2,399)    (1,623)
--------------------------------------------------------------------------------------------
Change in FTE net interest income        $   865    $ 1,044    $ 1,909
--------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------
Six months ended June 30,
                                             Increase (Decrease)
                                                 2001 over 2000
--------------------------------------------------------------------------------------------
(in thousands)                            Volume       Rate     Total
--------------------------------------------------------------------------------------------

Short-term interest bearing accounts     $   108    $   (17)   $    91
Securities available for sale             (2,183)      (305)    (2,488)
Securities held to maturity                 (662)       119       (543)
Investment in FRB and FHLB Banks            (178)       (11)      (189)
Loans                                      8,547     (1,417)     7,130
--------------------------------------------------------------------------------------------
Total interest income                      4,567       (566)     4,001
--------------------------------------------------------------------------------------------

Money market deposit accounts                514         14        528
NOW deposit accounts                         275       (247)        28
Savings deposits                             126       (357)      (231)
Time deposits                              2,031        734      2,765
Short-term borrowings                     (1,280)      (564)    (1,844)
Long-term debt                               (54)      (226)      (280)
--------------------------------------------------------------------------------------------
Total interest expense                     2,187     (1,221)       966
--------------------------------------------------------------------------------------------
Change in FTE net interest income        $ 2,380    $   655    $ 3,035
--------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

NET INCOME

The Company earned net income of $4.7 million, or $.19 diluted earnings per share, for the three months ended June 30, 2001 compared to $4.1 million, or $.17 diluted earnings per share, for the three months ended June 30, 2000. Second quarter 2001 results included a loan loss provision of $6.5 million compared to a loan loss provision of $2.3 million for the second quarter of 2000. Results for the three months ended June 30, 2000 included $2.8 million of pre-tax merger and acquisition costs.

NET INTEREST INCOME

Net interest income on a federal taxable equivalent basis (FTE) increased $1.9 million to $26.3 million in 2001 compared to $24.4 million in 2000. The Company's interest rate spread improved 23 basis points from 3.42% for 2000 to 3.65% for 2001. The interest rate margin improved 16 basis points from 4.16% to 4.32%. The improvement in net interest income resulted principally from the growth in average loans, somewhat offset by the decrease in yield, and the significant decline in the Company's cost of funds.

Average loans for the three months ended June 30, 2001 increased $182.1 million compared to the same period for 2000. As a percentage of earning assets, average loans increased from 67% for 2000 to 72% for 2001. Correspondingly, lower yielding securities declined as a percentage of average assets from 32% for 2000 to 27% for 2001.

Declines in general economic interest rates in 2001 compared to 2000 resulted in a drop in the Company's yield on its earning assets and the cost of its liabilities. The yield on earning assets declined 25 basis points from 8.12% for 2000 to 7.87% for 2001, while the cost of interest bearing liabilities declined 48 basis points from 4.70% for 2000 to 4.22% for 2001. The significant decline in the expense of interest bearing liabilities resulted from a reduction in the average balance of short-term borrowings from $149.2 million for 2000 to $93.6 million for 2001 combined with a decline in the average cost of those borrowings from 6.03% for 2000 to 4.47% for 2001. In addition, average interest bearing deposits, which generally have a lower cost than borrowings, increased from 81% of average interest bearing liabilities for 2000 to 84% for 2001 while the average cost of those deposits declined from 4.44% to 4.04%.

NONINTEREST INCOME

Noninterest income increased 27.6% from $5.0 million for 2000 to $6.3 million for 2001. Income from service charges on deposit accounts increased 32.6%, or $659,000, due to increases in both the number of deposit accounts and the related fees. Broker/dealer fees increased 58.7%, or $333,000, due to a full three months of revenue for the second quarter of 2001 from the Company's broker/dealer, M. Griffith, Inc., which was acquired on May 5, 2000.

NONINTEREST EXPENSE

Excluding merger and acquisition costs of $2.8 million incurred for 2000, noninterest expense increased $1.9 million, or 11.4%, for 2001 compared to 2000. The Company's growth through acquisition was the primary reason for the increase in salaries and benefits, supplies and postage, professional fees and outside services, and data processing and communications.

INCOME TAXES

Income tax expense for 2001 was $1.8 million for an effective tax rate of 27.6%, compared to $2.4 million, or 36.9%, for 2000. The effective tax rate was higher for 2000 primarily as a result of nondeductible merger and acquisition expenses in that year. In addition, the Company implemented certain tax planning strategies that resulted in a lower effective rate for 2001.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

NET INCOME

Net income for the six months ended June 30, 2001 was $12.3 million, or $.51 diluted earnings per share, compared to $9.3 million, or $.40 diluted earnings per share, for the first six months of 2000. The loan loss provision for the first six months of 2001 amounted to $7.5 million compared to $3.8 million for the same period for 2000. In addition, the Company incurred $4.0 million in pre-tax merger and acquisition costs for the first six months of 2000.

NET INTEREST INCOME

Net interest income on a federal taxable equivalent basis (FTE) increased $3.0 million to $51.6 million for 2001 compared to $48.6 million for 2000. The Company's interest rate spread improved 8 basis points from 3.49% for 2000 to 3.57% for 2001. The interest rate margin improved 7 basis points from 4.20% to 4.27%. The improvement in net interest income was primarily a result of the increase in average loans, which are the highest yielding asset, as a percentage of total earning assets offset in part by an increase in total interest expense.

Average loans for the six months ended June 30, 2001 increased $200.1 million compared to the same period in 2000. As a percentage of earning assets, average loans increased from 66% for 2000 to 71% for 2001. Correspondingly, lower yielding securities declined as a percentage of average assets from 32% for 2000 to 27% for 2001.

Average interest bearing deposits, which generally have a lower cost than borrowings, increased from 80% of average interest bearing liabilities for 2000 to 83% for 2001 with an average cost of 4.33% for both periods. Time deposits, the most expensive and the largest component of interest bearing deposits, increased from an average of $969 million for 2000 to $1,042 million for 2001, but declined as a percentage of total interest bearing deposits from 62% for 2000 to 61% for 2001. The rate paid on time deposits for 2001 was 5.68%, up from the 5.51% average rate on time deposits for 2000. The increase in the cost of time deposits for 2001 compared to 2000 is primarily due to the increase in average brokered deposits and time deposits greater than $100,000 that were primarily added during the latter half of the year 2000.

Average short-term borrowings declined $49.3 million from $149.9 million for 2000 to $100.6 million for 2001; the average cost of these borrowings also declined from 5.81% for 2000 to 4.98% for 2001. The rate paid on total interest bearing liabilities decreased 11 basis points from 4.60% for 2000 to 4.49% for 2001.

NONINTEREST INCOME

Noninterest income, excluding net securities gains and the gain on the sale of a branch building, totaled $12.5 million for 2001 compared to $9.2 million for 2000, an increase of 36.2%. Service charges on deposit accounts increased $1.0 million, or 26.0%, for 2001 compared to 2000 principally due to increases for the number of deposit accounts and the level of fees. Broker/dealer fees increased $1.3 million, or 232.5%, representing six months of income for 2001 compared to two months for 2000 from M. Griffith, Inc., the subsidiary of NBT Financial Services, acquired on May 5, 2000.

NONINTEREST EXPENSE

Noninterest expense, excluding nonrecurring items such as merger and acquisition costs and certain deposit overdraft writeoffs, increased $3.5 million, or 10.6%, for 2001 compared to 2000. Increases in 2001 for salaries and benefits, supplies and postage, occupancy, and data processing and communications are primarily attributable to the Company's growth through acquisition including the expansion of its branch network. The expense for the amortization of intangible assets also increased from $0.7 million for 2000 to $1.3 million for 2001 in connection with the Company's growth through acquisition. The Company's efficiency ratio, which measures noninterest expense (excluding nonrecurring charges) as a percentage of income (net interest income plus noninterest income excluding net securities gains and nonrecurring income) was 57.75% for 2001 compared to 57.31% for 2000.

At June 30, 2001, the Company has a remaining accrued liability for merger, acquisition and reorganization costs of $2.9 million, consisting primarily of severance costs which will be paid out over a period of time consistent with the respective severance agreements.

INCOME TAXES

Income tax expense for 2001 was $5.5 million for an effective tax rate of 31.0%, compared to $5.5 million, or 36.9%, for 2000. The effective tax rate was higher for 2000 primarily as a result of nondeductible merger and acquisition expenses in that year. In addition, the Company implemented certain tax planning strategies that resulted in a lower effective rate for 2001.


ANALYSIS OF FINANCIAL CONDITION

LOANS

Total loans were $1,817.0 million, or 67.2% of assets, at June 30, 2001, compared to $1,726.5 million, or 65.0%, at December 31, 2000, and $1,622.0 million, or 64.3%, at June 30, 2000. The Company acquired approximately $42 million for loans in connection with its purchase of branches from Sovereign Bank in November 2000 and an additional $73 million in loans in connection with its acquisition of FNB in June 2001. In addition, the Company continues to experience growth in its loan portfolio. At June 30, 2001, commercial loans, including commercial mortgages, represented approximately 49% of the loan portfolio, while consumer loans and residential mortgages represented 26% and 25%, respectively.

ALLOWANCE FOR LOAN LOSSES, NONPERFORMING ASSETS AND THE PROVISION FOR LOAN
LOSSES

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

Table 4 reflects changes to the allowance for loan losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net chargeoffs. Chargeoffs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses.


Table 4
Allowance For Loan Losses
--------------------------------------------------------------------------------------------------------------------------------
                                          Three months ended                   Six months ended
                                               June 30,                              June 30,
(dollars in thousands)                 2001               2000              2001               2000
--------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period        $24,209            $20,688            $24,349            $19,711
Recoveries                              318                239                670                500
Chargeoffs                           (5,853)            (1,266)            (7,296)            (2,004)
--------------------------------------------------------------------------------------------------------------------------------
Net chargeoffs                       (5,535)            (1,027)            (6,626)            (1,504)
Allowance related to purchase
 acquisition                            505                  -                505                  -
Provision for loan losses             6,512              2,345              7,463              3,799
--------------------------------------------------------------------------------------------------------------------------------
Balance, end of period              $25,691            $22,006            $25,691            $22,006
--------------------------------------------------------------------------------------------------------------------------------
Composition of Net Chargeoffs
--------------------------------------------------------------------------------------------------------------------------------
Commercial and agricultural         $(4,734)     85%   $  (522)     51%   $(5,238)     79%   $  (619)     41%
Real estate mortgage                    (46)      1%      (155)     15%      (122)      2%      (271)     18%
Consumer                               (755)     14%      (350)     34%    (1,266)     19%      (614)     41%
--------------------------------------------------------------------------------------------------------------------------------
Net chargeoffs                      $(5,535)    100%   $(1,027)    100%   $(6,626)    100%   $(1,504)    100%
--------------------------------------------------------------------------------------------------------------------------------
Annualized net chargeoffs
 to average loans                              1.26%             0.26%              0.77%               0.20%
--------------------------------------------------------------------------------------------------------------------------------
Net chargeoffs to average loans for the year ended  December 31, 2000                                   0.28%
--------------------------------------------------------------------------------------------------------------------------------


Nonperforming assets were $25.6 million at June 30, 2001 compared to $23.3 million at March 31, 2001, $22.2 million at December 31, 2000 and $13.6 million at June 30, 2000. Table 5 presents the components of nonperforming assets at June 30, 2001 and 2000.


Table 5
Nonperforming Assets and Risk Elements
--------------------------------------------------------------------------------------------------------------------------------
                                                                 June 30,                        June 30,
(dollars in thousands)                                             2001                            2000
--------------------------------------------------------------------------------------------------------------------------------
Commercial and agricultural                                 $17,949      77%               $ 6,090      64%
Real estate mortgage                                          3,331      14%                 2,703      28%
Consumer                                                      1,964       9%                   730       8%
--------------------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                                    23,244     100%                 9,523     100%
--------------------------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
  Commercial and agricultural                                    13       1%                   255      12%
  Real estate mortgage                                          594      56%                 1,317      63%
  Consumer                                                      464      43%                   513      25%
--------------------------------------------------------------------------------------------------------------------------------
   Total loans 90 days or more past due and still accruing    1,071     100%                 2,085     100%
--------------------------------------------------------------------------------------------------------------------------------
Restructured loans in compliance with modified terms:           491                            902
--------------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                    24,806                         12,510
--------------------------------------------------------------------------------------------------------------------------------
Other real estate owned                                         809                          1,085
--------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                  $25,615                        $13,595
--------------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans to loans                                     1.37%                          0.77%
Total nonperforming assets to assets                                   0.95%                          0.54%
Total allowance for loan losses to nonperforming loans               103.57%                        175.91%
--------------------------------------------------------------------------------------------------------------------------------

Through June 2001, the Company had been completing the process of integrating its newly acquired banks, specifically LA Bank and Pioneer American Bank, now known jointly as the Pennstar Bank division of NBT Bank (Pennstar), into the Company's more conservative approach to identifying and resolving problem loans. The process was completed in June 2001 and the credit administration function of Pennstar, including workout and collections, has now been consolidated and standardized using the NBT Bank model, and a new senior vice president of commercial lending has been installed at Pennstar to oversee the NBT business lending operations in Pennsylvania.

The completion of the integration process at Pennstar resulted in an increase in nonperforming loans as described below. Nonperforming loans increased to $24.8 million at June 30, 2001 from $22.5 million at March 31, 2001 and $12.5 million at June 30, 2000. In addition to the increase in total nonperforming loans, there was also a significant increase in the nonaccrual category of nonperforming loans and a significant decrease in the category of loans 90 days or more past due and still accruing. This change was primarily due to the transfer of certain loans 90 days or more past due and still accruing to the nonaccrual status. The integration process described above included bringing Pennstar's credit administration practices in line with NBT's policies, adopting NBT's credit risk grading system, and upgrading numerous commercial real estate appraisals in accordance with appropriate regulatory guidelines. This process resulted in the determination that the nonaccrual category was more appropriate for certain loans than the 90 days and still accruing category because of reduced appraised values and the resulting situation where certain credits were no longer considered to be well secured. In addition, the integration process also resulted in a significant increase in net chargeoffs for the second quarter of 2001. Net chargeoffs for the second quarter of 2001 amounted to $5.5 million, compared to $1.0 million for the second quarter of 2000.

The integration process and the resulting increase for nonperforming loans, the mix of nonperforming loans, and the amount of net chargeoffs, as well as the continued growth in the Company's entire loan portfolio, but especially commercial related loans, resulted in a significant increase in the provision for loan losses for the second quarter of 2001. The provision for loan losses was $6.5 million for the second quarter of 2001, compared to $2.3 million for the second quarter of 2000. For the six months ended June 30, 2001 the provision was $7.5 million compared to $3.8 million for the first six months of 2000. The allowance for loan losses to outstanding loans at June 30, 2001 was 1.41% compared to 1.40% at March 31, 2001 and 1.36% at June 30, 2000. The allowance for loan losses as a percentage of nonperforming loans was 103.57% at June 30, 2001, 107.57% at March 31, 2001, and 175.91% at June 30, 2000.

Management considers the allowance for loan losses at June 30, 2001 to be adequate based on its evaluation and analysis of the inherent risk of loss in the current loan portfolio.


SECURITIES

Securities totaled $681.0 million, or 25.2% of assets, at June 30, 2001, compared to $699.3 million, or 26.3%, at December 31, 2000, and $699.4 million, or 27.7%, at June 30, 2000. The Company's acquisition of FNB in June 2001 added approximately $27.8 million in securities. The overall net decrease in the portfolio compared to the prior periods was primarily used to fund the Company's loan growth. At June 30, 2001, the portfolio consisted of 86% securities available for sale and 14% securities held to maturity.

DEPOSITS

Total deposits were $2,077.0 million at June 30, 2001, an increase of $36.7 million, or 1.8%, from year end 2000, and $182.8 million, or 9.6%, from the prior year. The Company purchased approximately $97 million in deposits in conjunction with the purchase of branches from Sovereign Bank in November, 2000. In addition, the Company's acquisition of FNB in June 2001 added approximately $108 million in deposits. Time deposits as a percentage of total deposits declined to approximately 50% at June 30, 2001, compared to 52% and 53% at December 31 and June 30, 2000, respectively. Brokered CD's were $130.0 million, $130.5 million and $120.5 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively. Time deposits greater than $100,000 were $434.2 million, $503.8 million and $454.2 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively.


BORROWINGS

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $96.5 million at June 30, 2001 compared to $132.4 million and $168.1 million at December 31, and June 30, 2000, respectively. The previously mentioned increase in deposits enabled the Company to pay down a portion of its existing short-term debt. In addition, certain higher rate short-term borrowings were paid down with proceeds from long-term borrowings. Long-term debt was $271.5 million at June 30, 2001, up approximately 15% from year end and from the prior year, as the Company took advantage of lower interest rates and locked in longer term advances.

CAPITAL RESOURCES

Stockholders' equity of $229.3 million represents 8.5% of total assets at June 30, 2001, compared with $200.6 million, or 8.0% a year previous, and $208.0 million, or 7.8% at December 31, 2000. As the capital ratios in Table 6 indicate, the Company remains well capitalized. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 4%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.


Table 6
Capital Measurements
----------------------------------------------------------------------------------------
                                                  As of and for the quarter ended
                                                         March 31    June 30
----------------------------------------------------------------------------------------
2001
Tier 1 leverage ratio                                       7.32%       7.59%
Tier 1 capital ratio                                       11.18%      10.76%
Total risk-based capital ratio                             12.43%      12.01%
Cash dividends as a percentage of net income               52.98%      67.16%
Per common share:
  Book value                                             $  9.13     $  9.26
  Tangible book value                                    $  7.99     $  7.89
----------------------------------------------------------------------------------------
2000
Tier 1 leverage ratio                                       8.59%       8.26%
Tier 1 capital ratio                                       13.24%      12.62%
Total risk-based capital ratio                             14.40%      13.81%
Cash dividends as a percentage of net income               69.11%      79.10%
Per common share:
  Book value                                             $  8.36     $  8.47
  Tangible book value                                    $  7.99     $  7.79
----------------------------------------------------------------------------------------

Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 2.08 at June 30, 2001 and 1.26 a year ago. The per share market price was 18.77 times annualized earnings at June 30, 2001 and 13.29 times annualized earnings at June 30, 2000.


Table 7
Quarterly Common Stock and Dividend Information
----------------------------------------------------------------------------------------------------------
                                                                                  Cash
                                                                             Dividends
Quarter Ending               High              Low             Close          Declared
----------------------------------------------------------------------------------------------------------
2000
March 31                   $16.50           $11.38            $14.50            $0.170
June 30                     14.50             9.38             10.69             0.170
September 30                12.50             9.75             12.00             0.170
December 31                 15.94            11.13             14.63             0.170
----------------------------------------------------------------------------------------------------------
2001
March 31                   $17.50           $13.25            $16.69            $0.170
June 30                     25.42*           14.30             19.30             0.170
----------------------------------------------------------------------------------------------------------

* This price was reported on June 29, 2001, a day on which the Nasdaq Stock Market experienced computerized trading disruptions which, among other things, forced it to extend its regular trading session and cancel its late trading session. Subsequently the Nasdaq Stock Market recalculated and republished several closing stock prices (not including NBT Bancorp Inc., for which it had reported a closing price of $19.30). Excluding trading on June 29, 2001, the high sales price for the quarter ended June 30, 2001 was $16.75.

The Company announced on January 2, 2001 its intention to buy back up to 1.03 million shares of its common stock. As of June 30, 2001, the Company had completed the purchase of 227,896 shares.

LIQUIDITY

Liquidity management involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset Liability Committee (ALCO) is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity policies must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans grow, deposits and securities mature, and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions.

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources, which can be accessed when necessary. Accordingly, the Company has purchased brokered time deposits, established borrowing facilities with other banks (Federal funds), the Federal Home Loan Bank of New York (short and long-term borrowings which are denoted as advances), and repurchase agreements with investment companies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At June 30, 2001, the Company considered its Basic Surplus adequate to meet liquidity needs. At June 30, 2001, a large percentage of the Company's loans and securities were pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company's ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

                                     ITEM 3

                     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                                ABOUT MARKET RISK


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

In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. ALCO meets monthly to review the Company's interest rate risk position and profitability, and to recommend strategies for consideration by the Board of Directors. Management also reviews loan and deposit pricing, and the Company's securities portfolio, formulates investment and funding strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

In the plus 100 basis points scenario, net interest income is projected to be relatively stable compared to the flat rate scenario. However, in the plus 200 basis point scenario, net interest income is projected to be at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing.

Net interest income for the next twelve months in a +/- 200 basis point scenario is within the internal policy risk limits of a not more than a 5% change in net interest income. Using the June 30, 2001 balance sheet position, the following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario. Because the systems conversion for FNB had not been completed as of June 30, 2001, the modeling results presented in this table do not include the assets and liabilities acquired as part of that acquisition. Management believes that the effect of FNB is not material to the overall sensitivity of the Company.


                 Interest Rate Sensitivity Analysis
                 --------------------------------------------------------------------
                 Change in interest rates                    Percent change in
                 (in basis points)                         net interest income
                 --------------------------------------------------------------------
                 +200                                             (2.27)%
                 +100                                             (0.28)%
                 -100                                             (0.70)%
                 -200                                             (1.18)%
                 --------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

None.

Item  2 -- Changes in Securities

None.

Item  3 -- Defaults Upon Senior Securities

Not applicable.

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

Item  5 -- Other Information

Not Applicable.

Item  6 -- Exhibits and Reports on FORM 8-K

(a)  Exhibits Filed - None

(b) During the first quarter ended June 30, 2001, the Company filed the following Current Reports on Form 8-K:

    Current report on Form 8K, Item 5, filed with the Securities and Exchange Commission on June 5, 2001; and

    Current report on Form 8K, Items 5 and 7, filed with the Securities and Exchange Commission on June 22, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of August 2001.




                                                  NBT BANCORP INC.

                                By:          /s/ MICHAEL J. CHEWENS
                                    --------------------------------------------
                                               Michael J. Chewens, CPA
                                              Executive Vice President
                                        Chief Financial Officer and Secretary