Form 10-Q
period 2001-09-30
NBT BANCORP INC
filed 2001-11-14
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001.
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of October 31, 2001, there were 24,335,800 shares outstanding of the Registrant's common stock, $0.01 par value.

                                NBT BANCORP INC.
                  FORM 10-Q -- Quarter Ended September 30, 2001

                                TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION

Item 1       Interim Financial Statements (Unaudited)

             Consolidated Balance Sheets at September 30, 2001, December 31, 2000 (Audited), and September 30, 2000

             Consolidated Statements of Income for the three month and nine month periods ended September 30, 2001 and 2000

             Consolidated Statements of Stockholders' Equity for the nine month periods ended September 30, 2001 and 2000

             Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2001 and 2000

             Consolidated Statements of Comprehensive Income for the three month and nine month periods ended September 30, 2001 and 2000

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

SIGNATURES

INDEX TO EXHIBITS


NBT Bancorp Inc. and Subsidiaries                                   September 30,     December 31,     September 30,
Consolidated Balance Sheets                                             2001              2000             2000
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                      (Unaudited)                        (Unaudited)

ASSETS
Cash and cash equivalents                                             $   82,786       $   96,429       $   62,964
Short-term interest bearing accounts                                       4,696           14,233           13,361
Trading securities, at fair value                                            112           20,541              228
Securities available for sale, at fair value                             577,160          576,372          590,895
Securities held to maturity (fair value-$92,783,
 $101,833 and $104,772 at September 30, 2001,
  December 31, 2000 and September 30, 2000, respectively)                 91,880          102,413          107,350
Federal Reserve and Federal Home Loan Bank stock                          19,184           27,647           27,647
Loans, net                                                             1,778,612        1,702,133        1,644,951
Premises and equipment, net                                               49,253           43,457           44,308
Intangible assets, net                                                    33,829           27,739           15,648
Other assets                                                              40,695           44,824           50,616
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $2,678,207       $2,655,788       $2,557,968
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                         $  338,208       $  302,137       $  284,600
 Savings, NOW, and money market                                          736,519          671,980          632,809
----------------------------------------------------------------------------------------------------------------------------
 Time                                                                  1,004,390        1,066,121        1,019,074
   Total deposits                                                      2,079,117        2,040,238        1,936,483
Short-term borrowings                                                     72,121          132,375          154,162
Long-term debt                                                           269,276          234,872          236,418
Other liabilities                                                         25,698           40,282           23,922
----------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                   2,446,212        2,447,767        2,350,985
----------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, $0.01 par value; shares authorized - 2,500,000             -                -                -
   Common stock, $0.01 par value and 50,000,000 authorized
    at September 30, 2001, 30,000,000 authorized at December 31, 2000 and
    September 30, 2000; issued 25,312,688, 24,237,322 and 24,213,882 at
    September 30, 2001, December 31, 2000
    and September 30, 2000, respectively                                     253              242              242
   Additional paid-in-capital                                            199,014          185,041          184,915
   Retained earnings                                                      41,647           36,689           48,030
   Accumulated other comprehensive income (loss)                           8,543          (2,864)          (14,921)
   Common stock in treasury at cost, 976,888, 512,213
    and 521,257 shares at September 30, 2001, December 31, 2000
    and September 30, 2000, respectively                                (17,462)         (11,087)          (11,283)
----------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                            231,995          208,021          206,983
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $2,678,207       $2,655,788       $2,557,968
----------------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.


                                                            Three months ended                 Nine months ended
NBT Bancorp Inc. and Subsidiaries                              September 30,                     September 30,
Consolidated Statements of Income                         2001              2000             2001              2000
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                          (Unaudited)

Interest, fee and dividend income:
Loans                                                 $36,585          $36,494          $110,314         $103,102
Securities available for sale                           9,142           10,140            27,496           31,008
Securities held to maturity                             1,258            1,521             3,961            4,655
Other                                                     433              766             1,430            1,864
----------------------------------------------------------------------------------------------------------------------------
  Total interest, fee and dividend income              47,418           48,921           143,201          140,629
----------------------------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                               16,381           19,018            53,245           52,792
Short-term borrowings                                     775            2,441             3,261            6,771
Long-term debt                                          3,497            3,352             9,998           10,133
----------------------------------------------------------------------------------------------------------------------------
  Total interest expense                               20,653           24,811            66,504           69,696
----------------------------------------------------------------------------------------------------------------------------
Net interest income                                    26,765           24,110            76,697           70,933
Provision for loan losses                               5,988            1,619            13,451            5,418
----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses    20,777           22,491            63,246           65,515
----------------------------------------------------------------------------------------------------------------------------

Noninterest income:
Trust                                                     956              784             2,752            2,455
Service charges on deposit accounts                     2,702            2,068             7,702            6,036
Broker/dealer fees                                      1,034            1,017             2,956            1,595
Net securities gains                                       10              137               556              143
Gain on sale of branch building                             -                -             1,367                -
Other                                                   1,894            1,567             5,694            4,540
----------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                              6,596            5,573            21,027           14,769
----------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
Salaries and employee benefits                          9,041            9,095            27,279           25,753
Office supplies and postage                               823              716             2,635            2,155
Occupancy                                               1,520            1,341             4,710            4,171
Equipment                                               1,489            1,376             4,123            4,220
Professional fees and outside services                  1,150              764             2,975            2,432
Data processing and communications                      2,305            1,335             6,081            4,134
Amortization of intangible assets                         771              446             2,083            1,160
Merger, acquisition and reorganization costs                -            3,165                 -            7,204
Deposit overdraft writeoffs                                 -                -             2,125                -
Other operating                                         2,646            1,890             6,746            6,300
----------------------------------------------------------------------------------------------------------------------------
  Total noninterest expense                            19,745           20,128            58,757           57,529
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                              7,628            7,936            25,516           22,755
Income taxes                                            2,544            2,781             8,089            8,251
----------------------------------------------------------------------------------------------------------------------------
   Net income                                         $ 5,084          $ 5,155          $ 17,427         $ 14,504
----------------------------------------------------------------------------------------------------------------------------

Earnings per share:
   Basic                                              $  0.21          $  0.22          $   0.72         $   0.62
   Diluted                                            $  0.21          $  0.22          $   0.72         $   0.62
----------------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.


NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------
                                                                              Accumulated
                                                Additional                          Other
                                     Common       Paid-in-      Retained    Comprehensive      Treasury
                                      Stock        Capital      Earnings    Income (Loss)         Stock         Total
-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

Balance at December 31, 1999       $23,786        $156,112       $44,949        $(21,710)      $(11,665)    $191,472
Net income                                                        14,504                                      14,504
Cash dividends - $0.510 per share                                (11,400)                                    (11,400)
Payment in lieu of fractional
   shares                              (23)                          (23)
Issuance of 24,122 shares to
   employee benefits plans and
   other stock plans
   including tax benefit                 6             457                                           382         845
Change $1.00 stated value per
   share to $.01 par value per
   share                           (23,554)         23,554
Issuance of 420,989 shares to
   purchase M. Griffith, Inc.            4           4,792                                                     4,796
Other comprehensive income                                                         6,789                       6,789
-------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000      $   242        $184,915       $48,030        $(14,921)      $(11,283)    $206,983
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000       $   242        $185,041       $36,689        $ (2,864)      $(11,087)    $208,021
Net income                                                        17,427                                      17,427
Cash dividends - $0.510 per share                                (12,469)                                    (12,469)
Purchase of 653,603 treasury shares                                                             (10,277)     (10,277)
Issuance of 188,928 shares to
  employee benefit plans and other
  stock plans including tax benefit                 (2,018)                                       3,902        1,884
Issuance of 1,075,366 shares to
  purchase First National
  Bancorp, Inc.                         11          15,991                                                    16,002
Other comprehensive income                                                        11,407                      11,407
-------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001      $   253        $199,014       $41,647        $  8,543       $(17,462)    $231,995
-------------------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.

Note: Dividend per share data represents historical dividends per share of NBT Bancorp Inc. stand-alone.



NBT Bancorp Inc. and Subsidiaries                                       Nine Months Ended September 30,
Consolidated Statements of Cash Flows                                           2001               2000
-------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                        (Unaudited)

Operating activities:
Net income                                                                  $  17,427         $  14,504
Adjustments to reconcile net income to net cash provided
   by operating activities:
 Provision for loan losses                                                     13,451             5,418
 Depreciation of premises and equipment                                         3,512             3,727
 Net accretion on securities                                                   (1,355)             (188)
 Amortization of intangible assets                                              2,083             1,160
 Proceeds from sale of loans held for sale                                      5,531            10,947
 Origination and purchases of loans held for sale                              (4,489)           (8,169)
 Net gain on sales of loans                                                       (27)              (82)
 Net loss on on disposal of premises and equipment                                118                39
 Net (gain) loss on sale of other real estate owned                              (146)               99
 Writedown of other real estate owned                                             133               235
 Net security transactions                                                       (556)             (143)
 Proceeds from sale of trading securities                                      20,429                 -
 Gain on sale of branch building                                               (1,367)                -
 Net decrease (increase) in other assets                                        9,253            (6,779)
 Net (decrease) increase in other liabilities                                 (15,635)            7,794
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      48,362            28,562
-------------------------------------------------------------------------------------------------------------------------
Investing activities:
Net cash and cash equivalents provided by acquisitions                          9,509            33,170
Securities available for sale:
 Proceeds from maturities                                                     115,662            30,911
 Proceeds from sales                                                            1,012            10,270
 Purchases                                                                    (74,494)          (12,148)
Securities held to maturity:
 Proceeds from maturities                                                      33,929            25,416
 Purchases                                                                    (17,824)          (21,316)
Net increase in loans                                                         (19,066)         (207,013)
Purchase of premises and equipment, net                                        (4,993)             (499)
Proceeds from sales of other real estate owned                                    984             1,463
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                            44,719          (139,746)
-------------------------------------------------------------------------------------------------------------------------
Financing activities:
Net (decrease) increase in deposits                                           (69,079)          122,718
Net (decrease) increase in short-term borrowings                              (60,725)           11,895
Proceeds from issuance of long-term debt                                      246,291             5,000
Repayments of long-term debt                                                 (211,886)          (20,552)
Proceeds from issuance of treasury shares to
 employee benefit plans and other stock plans,
 including tax benefit                                                          1,884               242
Purchase of treasury stock                                                    (10,277)                -
Cash dividends                                                                (12,469)          (11,423)
-------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                          (116,261)          107,880
-------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                     (23,180)           (3,304)
Cash and cash equivalents at beginning of period                              110,662            79,629
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $ 87,482          $ 76,325
-------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information: Cash paid during the period for:
  Interest                                                                   $ 71,534          $ 60,970
  Income taxes                                                                  1,222             8,276
-------------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.



NBT Bancorp Inc. and Subsidiaries                                       Nine Months Ended September 30,
Supplemental Schedule of non-cash investing and financing activities:           2001               2000
-------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                        (Unaudited)

Loans transferred to other real estate owned                                 $  1,247          $  1,104
Fair value of assets acquired                                                 109,549             1,068
Fair value of liabilities assumed                                             110,501            37,094
Common stock issued for acquisitions                                           16,002             4,796
-------------------------------------------------------------------------------------------------------------------------

See notes to interim consolidated financial statements.


                                                                   Three months ended               Nine months ended
NBT Bancorp Inc. and Subsidiaries                                     September 30,                   September 30,
Consolidated Statements of Comprehensive Income                    2001           2000            2001            2000
-------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                      (Unaudited)

Net Income                                                      $ 5,084        $ 5,155        $ 17,427         $14,504
-------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
     Unrealized holding gains (losses) arising during
         period [pre-tax amounts of  $14,428
         $8,572, $19,325 and $11,115]                             8,662          5,345          11,572           6,874
     Less: Reclassification adjustment for net gains included
         in net income [pre-tax amounts of
         $(6), $(137), $(275) and $(143)]                            (3)           (81)           (165)            (85)
-------------------------------------------------------------------------------------------------------------------------------
Total other comprehensive income                                  8,659          5,264          11,407           6,789
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                            $13,743        $10,419        $ 28,834         $21,293
-------------------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiary
Notes to Unaudited Interim Consolidated Financial Statements
September 30, 2001

Basis of Presentation
     The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. ("the Registrant" or "the Company") and its wholly-owned subsidiaries, NBT Bank, N.A. (NBT) and NBT Financial Services, Inc. All intercompany transactions have been eliminated in consolidation. Amounts in the prior periods' financial statements are reclassified whenever necessary to conform to current period presentation.
     The consolidated balance sheet at December 31, 2000 has been derived from audited consolidated financial statements at that date. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 2000.

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

     The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

-------------------------------------------------------------------------------------------------------------------
         Three months ended September 30,                                       2001                 2000
-------------------------------------------------------------------------------------------------------------------
         (in thousands, except per share data)
         Basic EPS:
           Weighted average common shares outstanding                         24,493               23,587
           Net income available to common shareholders                       $ 5,084              $ 5,155
-------------------------------------------------------------------------------------------------------------------
         Basic EPS                                                           $  0.21              $  0.22
-------------------------------------------------------------------------------------------------------------------
         Diluted EPS:
           Weighted average common shares outstanding                         24,493               23,587
           Dilutive common stock options                                         157                  122
-------------------------------------------------------------------------------------------------------------------
           Weighted average common shares and common
            share equivalents                                                 24,650               23,709
           Net income available to common shareholders                       $ 5,084              $ 5,155
-------------------------------------------------------------------------------------------------------------------
         Diluted EPS                                                         $  0.21              $  0.22
-------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------------
         Nine months ended September 30,                                        2001                 2000
-------------------------------------------------------------------------------------------------------------------
         (in thousands, except per share data)

         Basic EPS:
           Weighted average common shares outstanding                         24,085               23,419
           Net income available to common shareholders                       $17,427              $14,504
-------------------------------------------------------------------------------------------------------------------
         Basic EPS                                                           $  0.72              $  0.62
-------------------------------------------------------------------------------------------------------------------

         Diluted EPS:
           Weighted average common shares outstanding                         24,085               23,419
           Dilutive common stock options                                         181                  128
-------------------------------------------------------------------------------------------------------------------
           Weighted average common shares and common
            share equivalents                                                 24,266               23,547
           Net income available to common shareholders                       $17,427              $14,504
-------------------------------------------------------------------------------------------------------------------
         Diluted EPS                                                         $  0.72              $  0.62
-------------------------------------------------------------------------------------------------------------------

     There were 948,126 outstanding stock options for the quarter ended September 30, 2001 and 944,690 outstanding stock options for the quarter ended September 30, 2000 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods. There were 948,126 outstanding stock options for the nine month period ended September 30, 2001 and 791,174 outstanding stock options for the nine month period ended September 30, 2000 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

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

         On June 19, 2001, the Company announced the signing of a definitive agreement to acquire CNB Financial Corp. (CNB) and its wholly owned subsidiary, Central National Bank (CNB Bank). Under the terms of the agreement, CNB stockholders will receive 1.2 shares of the Company's common stock. The Company is expected to issue approximately 8.9 million shares of common stock, with a total value of approximately $140 million based on the closing price of the Company's common stock on June 19, 2001. The transaction is structured to be tax-free to shareholders of CNB and will be accounted for as a pooling of interests. The merger agreement also provides for the merger of CNB Bank into

NBT Bank, N.A. The merger closed effective the close of business November 8, 2001. At September 30, 2001, CNB had consolidated assets of $983 million, deposits of $854 million and equity of $63 million. CNB Bank operates 29 full service banking offices in nine upstate New York counties.

The following table presents unaudited pro forma data combining certain financial information of NBT Bancorp Inc. and CNB Financial Corp. as if the merger had been consummated on September 30, 2001.


----------------------------------------------------------------------------------------------------------
         As of or for the
         Nine month period ended September 30,                          2001                  2000
----------------------------------------------------------------------------------------------------------
         (in thousands, except per share data)

         Net interest income                                      $  101,100            $   96,153

         Net income                                                   17,693                20,617

         Diluted earnings per share                                     0.53                  0.63

         Total Assets                                              3,660,269             3,501,629
----------------------------------------------------------------------------------------------------------

The unaudited pro forma combined financial data was prepared giving effect to the merger using the pooling of interests accounting method. The pro forma financial information above is not necessarily indicative of the combined financial position and results of operations that would have occurred if the merger had been completed on September 30, 2001 or that may be attained in the future.

New Accounting Pronouncements
         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of the derivative financial instruments are reported in either net income or as a component of comprehensive income. Consequently, there may be increased volatility in net income, comprehensive income, and stockholders' equity on an ongoing basis as a result of accounting for derivatives in accordance with SFAS No. 133.

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

         In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", a replacement of SFAS No. 125. SFAS 140 addresses implementation issues that were identified in applying SFAS No. 125. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125 provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This statement is to be applied prospectively with certain exceptions. Other than those exceptions, earlier or retroactive application is not permitted. The adoption of SFAS No. 140 did not have a material effect on the Company's consolidated financial statements.

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

         On August 16, 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." Statement 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 applies to all entities. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under this Statement, the liability is discounted and the accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The FASB issued this Statement to provide consistency for the accounting and reporting of liabilities associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. The Company does not expect a material impact on its financial statements when this Statement is adopted.

         On October 3, 2001, The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by broadening the presentation of discontinued operations to include more disposal transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement are to be applied prospectively. The Company does not expect a material impact on its financial statements when this Statement is adopted.

                                     ITEM 2

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. ("Bancorp") and its wholly owned subsidiaries, NBT Bank N.A. ("NBT") and NBT Financial Services, Inc., collectively referred to herein as the Company. This discussion focuses on the Company's Financial Condition, Results of Operations, and Liquidity and Capital Resources. Reference should be made to the Company's consolidated interim financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2000 Form 10-K for an understanding of the following discussion and analysis.

On October 22, 2001, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.17 per share. The cash dividend will be paid on December 15, 2001 to stockholders of record as of December 1, 2001.

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

         On June 19, 2001, the Company announced the signing of a definitive agreement to acquire CNB Financial Corp. (CNB) and its wholly owned subsidiary, Central National Bank (CNB Bank). The shareholders of NBT Bancorp Inc. and CNB approved the agreement and plan of merger at separate meetings held on October 16, 2001. The merger is expected to close in the fourth quarter of 2001. The merger agreement also provides for the merger of CNB Bank into NBT. Upon completion of the merger, CNB Bank will operate as a division of NBT, retaining its name and headquarters in Canajoharie, NY. At September 30, 2001, CNB had consolidated assets of $983 million, deposits of $854 million and equity of $63 million. CNB Bank operates 29 full service banking offices in nine upstate New York counties.

OVERVIEW

The Company earned net income of $5.1 million, or $.21 diluted earnings per share, for the three months ended September 30, 2001 compared to $5.2 million, or $.22 diluted earnings per share, for the three months ended September 30, 2000. Net income for the nine months ended September 30, 2001 was $17.4 million, or $.72 diluted earnings per share, compared to $14.5 million, or $.62 diluted earnings per share, for the first nine months of 2000.

The following tables present an overview of the Company's performance ratios and changes in average balances for the three months and nine months ended September 30, 2001 compared to September 30, 2000. Table 1 depicts several measurements of performance on an annualized basis. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Net interest margin, calculated on a federal taxable equivalent

(FTE) basis, measures an entity's ability to utilize its earning assets in relation to its cost of funding.


Table 1
Performance Measurements
----------------------------------------------------------------------------------------------------
                                       First          Second            Third           Nine
                                     Quarter         Quarter          Quarter         Months
----------------------------------------------------------------------------------------------------
2001
Return on average assets               1.19%           0.72%            0.75%          0.88%
Return on average equity              14.55%           8.49%            8.73%         10.49%
Net interest margin                    4.21%           4.32%            4.36%          4.30%
----------------------------------------------------------------------------------------------------
2000
Return on average assets               0.88%           0.66%            0.81%          0.78%
Return on average equity              11.10%           8.29%           10.14%          9.83%
Net interest margin                    4.25%           4.16%            4.12%          4.17%
----------------------------------------------------------------------------------------------------

Table 2 presents the Company's condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis.

Table 2
Average Balances and Net Interest Income
                                                  Three months ended September 30,
                                                 2001                          2000
                                     Average            Yield/     Average            Yield/
(dollars in thousands)               Balance Interest   Rates      Balance Interest   Rates
------------------------------------------------------------------------------------------------
ASSETS
Short-term interest bearing
  accounts                          $  7,873  $   101   5.09%   $   10,517  $   170   6.43%
Securities available for sale (2)(3) 576,434    9,455   6.51       621,066   10,402   6.66
Securities held to maturity (2)(3)    91,817    1,588   6.86       108,141    1,903   7.00
Investment in FRB and FHLB Banks      18,876      332   6.98        27,647      594   8.55
Loans (1) (3)                      1,816,657   36,804   8.04     1,642,830   36,713   8.89
                                   ---------   ------            ---------   ------
 Total interest earning assets     2,511,657   48,280   7.63     2,410,201   49,782   8.22
                                               ------                        ------
Other assets                         181,456                       127,257
                                     -------                       -------
Total assets                      $2,693,113                    $2,537,458
                                  ----------                    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts     $  168,558    1,030   2.42    $  140,912    1,323   3.74
NOW deposit accounts                 240,812    1,011   1.67       210,530      975   1.84
Savings deposits                     304,271    1,548   2.02       276,763    1,740   2.50
Time deposits                      1,038,807   12,792   4.89     1,004,507   14,980   5.93
                                   ---------   ------            ---------   ------
  Total interest bearing deposits  1,752,448   16,381   3.71     1,632,712   19,018   4.63
Short-term borrowings                 80,068      775   3.84       155,655    2,441   6.24
Long-term debt                       270,065    3,497   5.14       237,128    3,352   5.62
                                     -------    -----              -------    -----
  Total interest bearing
    liabilities                    2,102,581   20,653   3.90%   2,025,495    24,811   4.87%
                                               ------                        ------
Demand deposits                      327,125                       282,380
Other liabilities                     32,239                        27,263
Stockholders' equity                 231,168                       202,320
                                     -------                       -------
Total liabilities and
  stockholders' equity            $2,693,113                    $2,537,458
                                  ----------                    ----------
  Net interest income                         $27,627                       $24,971
                                              -------                       -------
Interest rate spread                                    3.73%                         3.35%
                                                       -----                         -----
Net interest margin                                     4.36%                         4.12%
                                                       -----                         -----
Taxable equivalent adjustment (3)                      $ 862                         $ 861
                                                       -----                         -----


                                                  Nine months ended September 30,
                                                 2001                          2000
                                     Average            Yield/     Average            Yield/
(dollars in thousands)               Balance Interest   Rates      Balance Interest   Rates
----------------------------------------------------------------------------------------------------
ASSETS
Short-term interest bearing
  accounts                        $    9,930  $   369   4.97%   $    7,570  $   347   6.12%
Securities available for
  sale (2)(3)                        572,127   28,369   6.63       630,724   31,804   6.74
Securities held to maturity (2)(3)    93,865    4,959   7.06       111,938    5,817   6.94
Investment in FRB and FHLB Banks      21,094    1,061   6.72        27,650    1,512   7.30
Loans (1) (3)                      1,766,923  110,972   8.40     1,575,191  103,751   8.80
                                   ---------  -------            ---------  -------
 Total interest earning assets     2,463,939  145,730   7.91     2,353,073  143,231   8.13
                                              -------                       -------
Other assets                         169,995                       119,743
                                     -------                       -------
Total assets                      $2,633,934                    $2,472,816
                                  ----------                    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts     $  165,075    3,700   3.00    $  134,886    3,465   3.43
NOW deposit accounts                 237,467    2,812   1.58       204,809    2,748   1.79
Savings deposits                     286,658    4,620   2.15       270,402    5,043   2.49
Time deposits                      1,040,749   42,113   5.41       980,977   41,536   5.66
                                   ---------   ------              -------   ------
  Total interest bearing deposits  1,729,949   53,245   4.12     1,591,074   52,792   4.43
Short-term borrowings                 94,271    3,261   4.62       151,801    6,771   5.96
Long-term debt                       250,759    9,998   5.33       240,946   10,133   5.62
                                     -------    -----              -------   ------
  Total interest bearing
    liabilities                    2,074,979   66,504   4.29%   1,983,821    69,696   4.69%
                                               ------                        ------
Demand deposits                      302,975                       267,953
Other liabilities                     33,950                        23,983
Stockholders' equity                 222,030                       197,059
                                     -------                       -------
Total liabilities and
  stockholders' equity            $2,633,934                    $2,472,816
                                  ----------                    ----------
  Net interest income                         $79,226                       $73,535
                                              -------                       -------
Interest rate spread                                    3.62%                         3.44%
                                                        -----                         -----
Net interest margin                                     4.30%                         4.17%
                                                        -----                         -----
Taxable equivalent adjustment (3)             $ 2,529                       $ 2,602
                                            ---------                       -------

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


Table 3
Analysis of Changes in Taxable Equivalent Net Interest Income

--------------------------------------------------------------------------------
Three months ended September 30,
                                               Increase (Decrease)
                                                 2001 over 2000
--------------------------------------------------------------------------------
(in thousands)                             Volume       Rate     Total
--------------------------------------------------------------------------------

Short-term interest bearing accounts     $   (38)   $    (31)  $    (69)
Securities available for sale               (736)       (211)      (947)
Securities held to maturity                 (283)        (32)      (315)
Investment in FRB and FHLB Banks            (167)        (95)      (262)
Loans                                      3,692      (3,601)        91
--------------------------------------------------------------------------------
Total interest income                      2,041      (3,543)    (1,502)
--------------------------------------------------------------------------------

Money market deposit accounts                227        (520)      (293)
NOW deposit accounts                         132         (96)        36
Savings deposits                             162        (354)      (192)
Time deposits                                497      (2,685)    (2,188)
Short-term borrowings                       (932)       (734)    (1,666)
Long-term debt                               441        (296)       145
--------------------------------------------------------------------------------
Total interest expense                       914      (5,072)    (4,158)
--------------------------------------------------------------------------------
Change in FTE net interest income        $ 1,127    $  1,529    $ 2,656
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Nine months ended September 30,
                                               Increase (Decrease)
                                                 2001 over 2000
--------------------------------------------------------------------------------
(in thousands)                             Volume       Rate     Total
--------------------------------------------------------------------------------

Short-term interest bearing accounts     $    95    $    (73)   $    22
Securities available for sale             (2,913)       (522)    (3,435)
Securities held to maturity                 (953)         95       (858)
Investment in FRB and FHLB Banks            (337)       (114)      (451)
Loans                                     12,204      (4,983)     7,221
--------------------------------------------------------------------------------
Total interest income                      6,629      (4,130)     2,499
--------------------------------------------------------------------------------

Money market deposit accounts                713        (478)       235
NOW deposit accounts                         409        (345)        64
Savings deposits                             291        (714)      (423)
Time deposits                              2,466      (1,889)       577
Short-term borrowings                     (2,204)     (1,306)    (3,510)
Long-term debt                               403        (538)      (135)
--------------------------------------------------------------------------------
Total interest expense                     3,106      (6,298)    (3,192)
--------------------------------------------------------------------------------
Change in FTE net interest income        $ 3,523    $  2,168    $ 5,691
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Net Income

The Company earned net income of $5.1 million, or $.21 diluted earnings per share, for the three months ended September 30, 2001 compared to $5.2 million, or $.22 diluted earnings per share, for the three months ended September 30, 2000. Third quarter 2001 results included a loan loss provision of $6.0 million compared to a loan loss provision of $1.6 million for the third quarter of 2000. Results for the three months ended September 30, 2000 included $3.2 million of pre-tax merger, acquisition and reorganization costs.

Net Interest Income

Net interest income on a federal taxable equivalent basis (FTE) increased $2.7 million to $27.6 million in 2001 compared to $25.0 million in 2000. The Company's interest rate spread improved 38 basis points from 3.35% for 2000 to 3.73% for 2001. The interest rate margin improved 24 basis points from 4.12% to 4.36%. The improvement in net interest income came primarily from the significant decline in the Company's cost of funds and related interest expense, reflecting a greater degree of downward repricing of the Company's deposits and short term borrowings compared to its earning assets.

Average loans for the three months ended September 30, 2001 increased $173.8 million compared to the same period for 2000. Average loans represented 72% of earning assets for the quarter ended September 30, 2001 compared to 68% in 2000. Lower yielding securities, correspondingly, declined as a percentage of average assets from 30% for 2000 to 27% for 2001.

The yield on earning assets declined 59 basis points from 8.22% for 2000 to 7.63% for 2001, while the cost of interest bearing liabilities declined 97 basis points from 4.87% for 2000 to 3.90% for 2001. The 10.6% year over year growth in average loans combined with the increase in loans as a percentage of average assets helped soften the decline in the Company's yield on earning assets when compared to the general decline in market interest rates. The decrease in the Company's cost of funds was driven almost exclusively by the effect of lower rates combined with the use of deposits to replace short-term borrowings.

Noninterest Income

Noninterest income increased 18.4% from $5.6 million for 2000 to $6.6 million for 2001. Income from service charges on deposit accounts increased 30.7%, or $634,000, to $2.7 million, the result of increases in both the number of deposit accounts and the related fees. In addition, fee income from trust services increased 21.9%, or $172,000.

Noninterest Expense

Noninterest expense, excluding costs of merger, acquisition and reorganization activities, totaled $19.7 million for 2001, compared to $17.0 million for 2000. Expenses for data processing and communications and professional and outside services increased year over year, principally due to the Company's expanded branch network, costs associated with enhanced technologies and expanded data processing volume capacities resulting from recent data processing conversions. The expanded data processing capabilities will allow the Company to take on additional data processing volume in the future with little additional marginal costs.

Income Taxes

Income tax expense for 2001 was $2.5 million for an effective tax rate of 33.4%, compared to $2.8 million, or 35.0%, for 2000. The effective tax rate was slightly higher for 2000 primarily as a result of nondeductible merger and acquisition expenses in that period.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Net Income

Net income for the nine months ended September 30, 2001 was $17.4 million, or $.72 diluted earnings per share, compared to $14.5 million, or $.62 diluted earnings per share, for the first nine months of 2000. Through September 30, 2001, revenues from net interest income and noninterest income increased $5.8 million and $6.3 million, respectively, compared to the same period in 2000. The loan loss provision increased $8.0 million for 2001 compared to 2000. In the first nine months of 2000, the Company incurred $7.2 million in pre-tax merger, acquisition and reorganization costs with no comparable expense in the first nine months of 2001.

Net Interest Income

Net interest income on a federal taxable equivalent basis (FTE) increased $5.7 million to $79.2 million for 2001 compared to $73.5 million for 2000. The Company's interest rate spread improved 18 basis points from 3.44% for 2000 to 3.62% for 2001. The interest rate margin improved 13 basis points from 4.17% to 4.30%. The improvement in net interest income was primarily a result of the increase in interest income generated by the year over year growth in average loans combined with a decrease in interest expense caused by the decline in the average cost of deposits and borrowings.

Average loans for the nine months ended September 30, 2001 increased $191.7 million, or 12.2%, compared to the same period in 2000. As a percentage of earning assets, average loans increased from 67% for 2000 to 72% for 2001. Correspondingly, lower yielding securities declined as a percentage of average assets from 32% for 2000 to 27% for 2001.

Average interest bearing deposits, which generally have a lower cost than borrowings, increased from 80% of average interest bearing liabilities for 2000 to 83% for 2001 while the average cost of those deposits declined from 4.43% in 2000 to 4.12% in 2001. Consistent with the decline in general market interest rates, all categories of the Company's deposits reflected a lower average cost in 2001 compared to 2000.

As a result of the increase in average deposits, average short-term borrowings declined $57.5 million, or 37.9%, from $151.8 million for 2000 to $94.3 million for 2001; the average cost of these borrowings also declined from 5.96% for 2000 to 4.62% for 2001. The rate paid on total interest bearing liabilities decreased 40 basis points from 4.69% for 2000 to 4.29% for 2001.

Noninterest Income

Noninterest income, excluding net securities gains and the gain on the sale of a branch building, totaled $19.1 million for 2001 compared to $14.6 million for 2000, an increase of 30.6%. Service charges on deposit accounts totaled $7.7 million for 2001, increasing $1.7 million, or 27.6%, compared to 2000, principally due to the increase in deposit accounts and related fees. Broker/dealer fees increased $1.4 million, or 85.3%, to $3.0 million for 2001. The increase in broker/dealer fees reflects a full nine months of revenue in 2001 from the Company's broker/dealer, M. Griffith, Inc., which was acquired on May 5, 2000.

Noninterest Expense

Noninterest expense, excluding nonrecurring items such as merger, acquisition and reorganization costs and certain deposit overdraft writeoffs, totaled $56.6 million for 2001, an increase of $6.3 million, or 12.5%, compared to 2000. Increases in 2001 for salaries and benefits, supplies and postage, occupancy, professional fees and outside services and data processing and communications are primarily attributable to the Company's growth through acquisition including the expansion of its branch network and data processing capabilities. The expense for the amortization of intangible assets also increased from $1.2 million for 2000 to $2.1 million for 2001 in connection with the Company's growth through acquisition. The Company's efficiency ratio, which measures noninterest expense (excluding nonrecurring charges) as a percentage of income (net interest income plus noninterest income excluding net securities gains and nonrecurring income) deteriorated slightly from 56.94% for 2000 to 57.64% for 2001.

At September 30, 2001, the Company has a remaining accrued liability for merger, acquisition and reorganization costs of $2.6 million, consisting primarily of severance costs which will be paid out over a period of time consistent with the respective severance agreements.

Income Taxes

Income tax expense for 2001 was $8.1 million for an effective tax rate of 31.7%, compared to $8.3 million, or 36.3%, for 2000. The effective tax rate was higher for 2000 primarily as a result of nondeductible merger and acquisition expenses in that year. In addition, the Company implemented certain tax planning strategies that resulted in a lower effective rate for 2001.


ANALYSIS OF FINANCIAL CONDITION

Loans

Total loans were $1,807.6 million, or 67.5% of assets, at September 30, 2001, compared to $1,726.5 million, or 65.0%, at December 31, 2000, and $1,667.6 million, or 65.2%, at September 30, 2000. The Company acquired approximately $42 million for loans in connection with its purchase of branches from Sovereign Bank in November 2000 and an additional $73 million in loans in connection with its acquisition of FNB in June 2001. In addition, the Company continues to experience modest growth in its loan portfolio, primarily residential mortgages, which has increased as a result of the refinance activity triggered by the decline in market interest rates during 2001. At September 30, 2001, commercial loans, including commercial mortgages, represented approximately 48% of the loan portfolio, while consumer loans and residential mortgages represented 26% and 26%, respectively.

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


Table 4
Allowance For Loan Losses
--------------------------------------------------------------------------------------------------------------------------------
                                          Three months ended                   Nine months ended
                                             September 30,                         September 30,
(dollars in thousands)                 2001               2000              2001               2000
--------------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period        $25,691            $22,005            $23,349            $19,711
Recoveries                              794                418              1,464                918
Chargeoffs                           (3,438)            (1,360)           (10,734)            (3,365)
--------------------------------------------------------------------------------------------------------------------------------
Net chargeoffs                       (2,644)              (942)            (9,270)            (2,447)
Allowance related to purchase
 acquisition                              -                  -                505                  -
Provision for loan losses             5,988              1,619             13,451              5,418
--------------------------------------------------------------------------------------------------------------------------------
Balance, end of period              $29,035            $22,682            $29,035            $22,682
--------------------------------------------------------------------------------------------------------------------------------
Composition of Net Chargeoffs
--------------------------------------------------------------------------------------------------------------------------------
Commercial and agricultural         $(1,822)     69%   $  (363)     39%   $(7,060)     76%   $  (982)     40%
Real estate mortgage                   (218)      8%      (160)     17%      (340)      4%      (432)     18%
Consumer                              (604)      23%      (419)     44%    (1,870)     20%    (1,033)     42%
--------------------------------------------------------------------------------------------------------------------------------
Net chargeoffs                      $(2,644)    100%   $  (942)    100%   $(9,270)    100%   $(2,447)    100%
--------------------------------------------------------------------------------------------------------------------------------
Annualized net chargeoffs
 to average loans                              0.58%              0.23%              0.70%              0.21%
--------------------------------------------------------------------------------------------------------------------------------
Net chargeoffs to average loans for the year ended  December 31, 2000                                   0.28%
--------------------------------------------------------------------------------------------------------------------------------


Nonperforming assets were $29.5 million at September 30, 2001 compared to $25.6 million at June 30, 2001, $22.2 million at December 31, 2000 and $13.0 million at September 30, 2000. Table 5 presents the components of nonperforming assets at September 30, 2001 and 2000.


Table 5
Nonperforming Assets and Risk Elements
--------------------------------------------------------------------------------------------------------------------------------
                                                               September 30,                   September 30,
(dollars in thousands)                                             2001                            2000
--------------------------------------------------------------------------------------------------------------------------------
Commercial and agricultural                                 $19,498      76%                $7,810      85%
Real estate mortgage                                          3,851      15%                   491       5%
Consumer                                                      2,443       9%                   956      10%
--------------------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                                    25,792     100%                 9,257     100%
--------------------------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
  Commercial and agricultural                                    70       3%                   314      14%
  Real estate mortgage                                        1,469      66%                 1,595      72%
  Consumer                                                      702      31%                   315      14%
--------------------------------------------------------------------------------------------------------------------------------
   Total loans 90 days or more past due and still accruing    2,241     100%                 2,224     100%
--------------------------------------------------------------------------------------------------------------------------------
Restructured loans in compliance with modified terms:           606                            747
--------------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                    28,639                         12,228
--------------------------------------------------------------------------------------------------------------------------------
Other real estate owned                                         893                            745
--------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                  $29,532                        $12,973
--------------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans to loans                                     1.58%                          0.73%
Total nonperforming assets to assets                                   1.10%                          0.51%
Total allowance for loan losses to nonperforming loans               101.38%                        185.49%
--------------------------------------------------------------------------------------------------------------------------------

     Nonperforming loans at September 30, 2001 were $28.6 million compared to $24.8 million at June 30, 2001 and $12.2 million at September 30, 2000. The ratio of the allowance for loan losses to total loans was 1.61% at September 30, 2001, 1.41% at June 30, 2001 and 1.36% at September 30, 2000. The allowance for loan losses as a percentage of nonperforming loans was 101.38% at September 30, 2001 compared to 103.57% at June 30, 2001 and 185.49% at September 30, 2000.

     Net charge-offs during the third quarter of 2001 were $2.6 million, compared to $.9 million during the three months ended September 30, 2000, and $5.5 million in the second quarter of 2001. The increased net charge-offs in third quarter 2001 over the same period in the prior year were primarily a result of problem loans identified at the Pennstar division of our Bank during the Pennstar integration process, which was completed in the second quarter 2001. While the net charge-offs in the third quarter are down from the second quarter, management expects charge-offs to continue to be higher than experienced in 2000.

     In addition to increased net charge-offs, the Company also experienced an increase in nonperforming loans and classified loans during the second and third quarters of 2001. The increase during the second quarter was the result of the completion of the integration of the Pennstar Bank credit administration function. The increase in classified loans in the third quarter is primarily due to two large credits in the New York banking division, and the increase in nonperforming loans during the third quarter is due primarily to one credit in the New York banking division.

     As a result of the above, as well as consideration of a weakening economy in the Bank's market area in the third quarter and growth in the commercial-related loan portfolio, a provision of $6.0 million was recorded in the third quarter of 2001, as compared to $1.6 million in the third quarter of 2000. As a result, the allowance for loans increased to 1.61% of total loans at September 30, 2001 as compared to 1.36% at September 30, 2000.

Management considers the allowance for loan losses at September 30, 2001 to be adequate based on its evaluation and analysis of the inherent risk of loss in the current loan portfolio.


Securities

Securities totaled $669.2 million, or 25.0% of assets, at September 30, 2001, compared to $699.3 million, or 26.3%, at December 31, 2000, and $698.5 million, or 27.3%, at September 30, 2000. The Company's acquisition of FNB in September 2001 added approximately $27.8 million in securities. The overall net decrease in the portfolio compared to the prior periods was primarily used to fund the Company's loan growth. At September 30, 2001, the portfolio consisted of 86% securities available for sale and 14% securities held to maturity.

Deposits

Total deposits were $2,079.1 million at September 30, 2001, an increase of $38.9 million, or 1.9%, from year end 2000, and $142.6 million, or 7.4%, from the prior year. Total average deposits increased $164.5 million, or 8.6%, from

September 30, 2000 to September 30, 2001. The Company purchased approximately $97 million in deposits in conjunction with the purchase of branches from Sovereign Bank in November, 2000. In addition, the Company's acquisition of FNB in September 2001 added approximately $108 million in deposits. The Company has focused on maintaining and growing its base of lower costing checking, savings and money market accounts while allowing runoff of some of its higher costing time deposits, particularly brokered and jumbo time deposits.

Borrowings

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $72.1 million at September 30, 2001 compared to $132.4 million and $154.2 million at December 31, and September 30, 2000, respectively. The previously mentioned increase in deposits enabled the Company to pay down a portion of its existing short-term debt. In addition, certain higher rate short-term borrowings were paid down with proceeds from long-term borrowings. Long-term debt was $269.3 million at September 30, 2001, up approximately 15% from year end and from the prior year, as the Company took advantage of lower interest rates and locked in longer term advances.

CAPITAL RESOURCES

Stockholders' equity of $232.0 million represents 8.7% of total assets at September 30, 2001, compared with $207.0 million, or 8.1% a year previous, and $208.0 million, or 7.8% at December 31, 2000. As the capital ratios in Table 6 indicate, the Company remains well capitalized. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 4%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.


Table 6
Capital Measurements
------------------------------------------------------------------------------------------------------
                                                          As of and for the quarter ended
                                                        March 31      June 30   Sptember 30
------------------------------------------------------------------------------------------------------
2001
Tier 1 leverage ratio                                     7.32%         7.59%         7.13%
Tier 1 capital ratio                                     11.18%        10.76%        10.66%
Total risk-based capital ratio                           12.43%        12.01%        11.92%
Cash dividends as a percentage of net income             52.98%        67.16%        71.55%
Per common share:
  Book value                                            $ 9.13        $ 9.26       $  9.53
  Tangible book value                                   $ 7.99        $ 7.89       $  8.14
------------------------------------------------------------------------------------------------------
2000
Tier 1 leverage ratio                                     8.59%         8.26%         8.11%
Tier 1 capital ratio                                     13.24%        12.62%        12.54%
Total risk-based capital ratio                           14.40%        13.81%        13.75%
Cash dividends as a percentage of net income             69.11%        79.10%        78.60%
Per common share:
  Book value                                            $ 8.36        $ 8.47        $ 8.74
  Tangible book value                                   $ 7.99        $ 7.79        $ 8.08
------------------------------------------------------------------------------------------------------

Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.50 at September 30, 2001 and 1.37 a year ago. The per share market price was 14.86 times annualized earnings at September 30, 2001 and 14.49 times annualized earnings at September 30, 2000.


Table 7
Quarterly Common Stock and Dividend Information
----------------------------------------------------------------------------------------------
                                                                                  Cash
                                                                             Dividends
Quarter Ending               High              Low             Close          Declared
----------------------------------------------------------------------------------------------
2000
March 31                   $16.50           $11.38            $14.50            $0.170
June 30                     14.50             9.38             10.69             0.170
September 30                12.50             9.75             12.00             0.170
December 31                 15.94            11.13             14.63             0.170
----------------------------------------------------------------------------------------------
2001
March 31                   $17.50           $13.25            $16.69            $0.170
June 30                     25.42*           14.30             19.30             0.170
September 30                17.30            13.50             14.30             0.170
----------------------------------------------------------------------------------------------

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

In connection with its acquisition of First National Bancorp, Inc., the Company had announced on January 2, 2001 its intention to buy back up to 1.03 million shares of its common stock. In order for the merger with CNB to be accounted for under the pooling-of-interest method, the Company has reduced this repurchase program to 680 thousand shares. As of September 30, 2001, the Company had completed the purchase of 649 thousand shares.

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

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At September 30, 2001, the Company considered its Basic Surplus adequate to meet liquidity needs. At September 30, 2001, a large percentage of the Company's loans and securities were pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company's ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

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

Net interest income for the next twelve months in a +/- 200 basis point scenario is within the internal policy risk limits of a not more than a 5% change in net interest income. Using the September 30, 2001 balance sheet position, the following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario.



          Interest Rate Sensitivity Analysis
--------------------------------------------------------------------------------
          Change in interest rates                    Percent change in
          (in basis points)                         net interest income
--------------------------------------------------------------------------------
          +200                                                (0.94)%
          +100                                                 0.19 %
          -100                                                (1.55)%
          -200                                                (2.38)%
--------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

Item  1 -- Legal Proceedings

None.

Item  2 -- Changes in Securities

None.

Item  3 -- Defaults Upon Senior Securities

Not applicable.

Item  4 -- Submission of Matters to a Vote of Security Holders

Not applicable.

Item  5 -- Other Information

Not Applicable.

Item  6 -- Exhibits and Reports on FORM 8-K

(a)  An index to exhibits follows the signature page of this FORM 10-Q.

(b) During the quarter ended September 30, 2001, the Company filed the following Current Reports on Form 8-K:

     Current report on Form 8K, Items 5 and 7, filed with the Securities and Exchange Commission on July 27, 2001; and

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of November 2001.




                                                  NBT BANCORP INC.

                                 By:        /s/  MICHAEL J. CHEWENS
                                     -------------------------------------------
                                               Michael J. Chewens, CPA
                                              Executive Vice President
                                        Chief Financial Officer and Secretary

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


FORM 10-Q
Exhibit                                                                                         Exhibit
Number                                                                                          Cross-Reference


10.1           Change in control agreement with Michael J. Chewens                              Herein

10.2           Change in control agreement with Peter Corso                                     Herein

10.3           Change in control agreement with Martin A. Dietrich                              Herein

10.4           Change in control agreement with Daryl R. Forsythe                               Herein

10.5           Change in control agreement with Lance D. Mattingly                              Herein

10.6           Change in control agreement with Jane E. Neal                                    Herein

10.7           Change in control agreement with David E. Raven                                  Herein

10.8           Form of Employment Agreement between NBT Bancorp Inc.
               and Peter Corso made as of October 18, 2001                                      Herein

10.9           Form of Employment Agreement between NBT Bancorp Inc.
               and Daryl R. Forsythe made as of January 1, 2000, and revised
               on January 22, 2001                                                              Herein

10.10          Form of Employment Agreement between NBT Bancorp Inc.
               and Lance D. Mattingly made as of May 1, 2001                                    Herein

10.11          Form of Employment Agreement between NBT Bancorp Inc.
               and David E. Raven made as of August 1, 2001                                     Herein

10.12          Supplemental Executive Retirement Agreement between NBT Bancorp Inc.
               and Michael J. Chewens made as of July 23, 2001                                  Herein

10.13          Supplemental Executive Retirement Agreement between NBT Bancorp Inc.
               and Martin A. Dietrich made as of July 23, 2001                                  Herein

10.14          Supplemental Retirement Agreement between NBT Bancorp Inc.,
               NBT Bank, National Association and Daryl R. Forsythe made
               as of January 1, 1995, and as revised on April 28, 1998,
               January 1, 2000, and on January 22, 2001                                         Herein

