Form 10-K
period 2001-12-31
NBT BANCORP INC
filed 2002-03-29
CIK 790359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         COMMISSION FILE NUMBER: 0-14703

                                NBT BANCORP INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                         16-1268674
          (State or other jurisdiction of           (IRS Employer
          incorporation or organization)         Identification No.)

              52 SOUTH BROAD STREET                     13815
              NORWICH, NEW YORK                      (Zip Code)
     (Address of principal executive office)

                                 (607) 337-2265
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                   COMMON STOCK ($0. 01 PAR VALUE PER SHARE)
           STOCK PURCHASE RIGHTS PURSUANT TO STOCKHOLDERS RIGHTS PLAN

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Based upon the closing price of the registrant's common stock as of February 28, 2002, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $454,660,456. There were no shares of the registrant's preferred stock, par value $0.01 per share, outstanding at that date. Rights to purchase shares of the registrant's preferred stock Series R are attached to the shares of the registrant's common stock.

     The number of shares Common Stock outstanding as of February 28, 2002, was 33,198,072

                      Documents Incorporated by Reference

Portions of registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 2, 2002 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                                   CROSS REFERENCE INDEX

Part I.    Item 1   Business
                    Description of Business                                                                       4-9
                    Average Balance Sheets                                                                         19
                    Net Interest Income Analysis - Taxable Equivalent Basis                                        19
                    Net Interest Income and Volume/Rate Variance - Taxable Equivalent Basis                        20
                    Securities Portfolio                                                                           24
                    Debt Securities - Maturity Schedule                                                         68-69
                    Loans                                                                                          21
                    Maturities and Sensitivities of Loans to Changes in Interest Rates                             23
                    Nonperforming Assets                                                                           28
                    Allowance for Loan Losses                                                                   29-32
                    Maturity Distribution of Time Deposits                                                         26
                    Return on Equity and Assets                                                                    11
                    Short-Term Borrowings                                                                       72-74
           Item 2   Properties                                                                                      9
           Item 3   Legal Proceedings
                    In the normal course of business there are various outstanding legal proceedings.
                    In the opinion of management, the aggregate amount involved in such proceedings is
                    not material to the financial condition or results of operations of the Company.               10
           Item 4   Submission of Matters to a Vote of Security Holders                                            10

Part II.   Item 5   Market for the Registrant's Common Stock and Related Shareholder Matters                 10,77-78
           Item 6   Selected Financial Data                                                                     11-12
           Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations       13-43
           Item 7A  Quantitative and Qualitative Disclosure About Market Risk                                   43-44
           Item 8   Financial Statements and Supplementary Data
                    Consolidated Balance Sheets at December 31, 2001 and 2000                                      47
                    Consolidated Statements of Income for each of the years in three-year period ended
                    December 31, 2001                                                                              48
                    Consolidated Statements of Changes in Stockholders' Equity for each of the years in the
                    three-year period ended December 31, 2001                                                      49
                    Consolidated Statements of Cash Flows for each of the years in the three-year
                    period ended December 31, 2001                                                                 50
                    Consolidated Statements of Comprehensive Income for each of the years in the
                    three-year period ended December 31, 2001                                                      51
                    Notes to Consolidated Financial Statements                                                  52-92
                    Independent Auditors' Report                                                                   46
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
                    (b)    Reports on Form 8-K.                                                                93-94
                    (c)    Refer to item 14(a)(3) above.
                    (d)    Refer to item 14(a)(2) above.

* Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.

                                     PART I
ITEM  1.  BUSINESS

     NBT Bancorp Inc. (the "Registrant" or the "Company") is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Registrant is the parent holding company of NBT Bank, N.A. ("the Bank"), NBT Financial Services, Inc. ("NBT Financial"), and CNBF Capital Trust I (see Note 10 to the Notes to Consolidated Financial Statements). Through these subsidiaries, the Company operates as one segment focused on community banking operations. The Registrant's primary business consists of providing commercial banking and financial services to its customers in its market area. The principal assets of the Registrant are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank and NBT Financial.

     The operating subsidiaries of the Company are the Bank and NBT Financial. The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout its Central and Upstate New York and Northeastern Pennsylvania market area. The Bank conducts business through three operating divisions, NBT Bank, Pennstar Bank and Central National Bank.

     The NBT Bank division has 42 divisional offices and 67 automated teller machines (ATMs), located primarily in central and upstate New York. At December 31, 2001, NBT Bank had total loans of $1.2 billion and total deposits of $1.3 billion.

     The Pennstar Bank division has 41 divisional offices and 51 ATMs, located primarily in northeastern Pennsylvania. At December 31, 2001, Pennstar Bank had total loans and leases of $616.6 million and total deposits of $773.0 million.

     The Central National Bank division has 29 divisional offices and 24 ATMs located primarily in upstate New York. At December 31, 2001, Central National Bank had total loans and leases of $540.6 million and total deposits of $824.9 million.

     The Bank has six operating subsidiaries, NBT Capital Corp., LA Lease, Inc., Pennstar Realty Trust, CNB Realty, Inc., Colonial Financial Services, Inc. ("CFS"), and Central Asset Management, Inc. ("CAM"). NBT Capital Corp., formed in 1998, is a venture capital corporation formed to assist young businesses develop and grow in the markets we serve. LA Lease, Inc., formed in 1987, provides automobile and equipment leases to individuals and small business entities. LA Lease, Inc. will be dissolved in the first half of 2002 and the Bank will assume its operations. Pennstar Realty Trust, formed in 2000, is a real estate investment trust. CNB Realty, Inc. formed in 1998, is a real estate investment trust. CFS, formed in 2001, offers a variety of financial services products. The Company intends to transfer ownership of CFS from the Bank to NBT Financial in the first half of 2002. CAM, formed in 1996, offers investment management services for a fee to a focused customer base of high net worth individuals and businesses. CAM will be dissolved in the first half of 2002 and the Bank will assume its operations.

     NBT Financial, formed in 1999, is the parent company of two operating subsidiaries, Pennstar Financial Services, Inc. and M. Griffith, Inc. Pennstar Financial Services, Inc., formed in 1997, offers a variety of financial services products. M. Griffith, Inc., formed in 1951, is a registered securities broker-dealer which also offers financial and retirement planning as well as life, accident and health insurance.

     Acquisitions
     To remain competitive in the rapidly changing financial services industry, the Company has expanded the breadth of its market area by acquiring other banking organizations and select niche financial services companies. In addition, the Company has selectively opened key new businesses that expand our product offerings. The following provides a chronological listing of mergers and acquisitions that we have completed since January 1, 2000:

Date of transaction  Entity/Branches                 Former bank holding company         Transaction type
February 17, 2000    LA Bank, N.A.                   Lake Ariel Bancorp, Inc.                       (1)
May 5, 2000          M. Griffith, Inc.               N/A                                            (2)
June 2, 2000         2 branches from Mellon Bank     N/A                                            (2)
July 1, 2000         Pioneer American Bank, N.A      Pioneer American Holding Co. Corp.             (1)
November 10, 2000    6 branches from Sovereign Bank  N/A                                            (2)
June 1, 2001         The First National Bank of      First National Bancorp, Inc.                   (2)
                     Northern New York
September 14, 2001   Deposits of 1 branch of         N/A                                            (2)
                     Mohawk Community Bank
November 8, 2001     Central National Bank           CNB Financial Corp.                            (1)

(1) Transaction was accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the acquisition has been restated as if the acquisitions had occurred at the beginning of the earliest reporting period presented.
(2)  Transaction accounted for using the purchase accounting method.

     Upon completion of their respective mergers, LA Bank, N.A. and Pioneer American Bank, N.A. became wholly owned subsidiaries of the Registrant. LA Bank, N.A. changed its name on November 10, 2000 to Pennstar Bank, N.A. and on December 9, 2000, Pioneer American Bank, N.A. merged into Pennstar Bank, N.A. On March 16, 2001, Pennstar Bank, N.A. was merged into the Bank.

COMPETITION

     The banking and financial services industry in New York and Pennsylvania generally, and in the Company's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers. The Company competes for loans and leases, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company. In order to compete with other financial services providers, the Company stresses the community nature of its banking operations and principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with their customers, and specialized services tailored to meet the needs of the communities served.

     SUPERVISION AND REGULATION

     As a bank holding company, the Company is subject to extensive regulation, supervision, and examination by the Federal Reserve System ("FRS") as its primary federal regulator. The Company also has elected to be registered with the FRS as a financial holding company. The Bank, as a nationally chartered bank, is subject to extensive regulation, supervision, and examination by the Office of the Comptroller of the Currency ("OCC") as its primary federal regulator and, as to certain matters, by the FRS and the Federal Deposit Insurance Corporation ("FDIC"). M. Griffith, Inc. ("MGI") is registered as a broker-dealer and investment adviser and is subject to extensive regulation, supervision, and examination by the Securities and Exchange Commission ("SEC").

MGI also is a member of the National Association of Securities Dealers, Inc. and is subject to its regulation. MGI is authorized as well to engage as a broker, dealer, and underwriter of municipal securities, and as such is subject to regulation by the Municipal Securities Rulemaking Board. In addition, MGI and Colonial Financial Services, Inc., are licensed insurance agencies with offices in the state of New York and are subject to registration and supervision by the New York State Insurance Department. Pennstar Financial Services, Inc. is a licensed insurance agency with offices in the Commonwealth of Pennsylvania and is subject to registration and supervision by the Pennsylvania Insurance Department. CAM is a registered investment adviser and also is subject to extensive regulation, examination, and supervision by the SEC.

     The Company is subject to capital adequacy guidelines of the FRS. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or "leverage ratio") of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The FRS capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2001, the Company's leverage ratio was 6.34%, its ratio of Tier 1 capital to risk-weighted assets was 9.43%, and its ratio of qualifying total capital to risk weighted assets was 10.69%. The FRS may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The FRS has not advised the Company of any specific capital requirement applicable to it.

     Any bank holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized and is required to submit an acceptable plan to the FRS for achieving capital adequacy. Such a company's ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or nonbanking subsidiaries also could be restricted.

     The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company. As of December 31, 2001, the Bank was in compliance with all minimum capital requirements. The Bank's leverage ratio was 6.24%, its ratio of Tier 1 capital to risk-weighted assets was 9.28%, and its ratio of qualifying total capital to risk-weighted assets was 10.54%.

     Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates.

     The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. The Bank's dividends to the Company over years 2000 and 2001 exceeded net income during those years. Therefore, the Bank's first quarter 2002 dividends exceeded the OCC dividend limitations, and the Bank requested and received OCC approval to pay this dividend to the Company. The Bank anticipates that it will require approval for its second quarter 2002 dividend as well. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

     Deposit Insurance Assessments. The deposits of the Bank are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the insurance funds administered by the FDIC. The deposits of the Bank have historically been subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF"). Due to certain branch deposit acquisitions by the Bank and its predecessors, some of the deposits of the Bank are subject to deposit insurance assessments to maintain the Savings Association Insurance Fund (the "SAIF").

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

     In the light of the then-prevailing favorable financial situation of the federal deposit insurance funds and the low number of depository institution failures, since January 1, 1997 the annual insurance premiums on bank deposits insured by the BIF or the SAIF have varied between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. Recent increases in the amount of deposits subject to BIF FDIC insurance protection and in the number of bank failures, and the effect of low interest rates on the FDIC's return on the assets held in the BIF, have increased the likelihood that the annual insurance premiums on bank deposits insured by the BIF will increase in the second half of 2002 or thereafter. BIF and SAIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time.

     The Deposit Insurance Funds Act provides for additional assessments to be imposed on insured depository institutions with respect to deposits insured by the BIF, as well as deposits insured by the SAIF, to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluations. During 2001, BIF-insured banks paid an average rate of approximately $0.019 per $100 for purposes of funding FICO bond obligations. The assessment rate for BIF member institutions has been set at approximately $0.018 per $100 annually for the first and second quarters of 2002.

     Transactions between the Bank and any of its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act. An "affiliate" of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of sections 23A and 23B, unless the subsidiary engages in activities that are not permissible for a bank to engage in directly. Generally, sections 23A and 23B limit the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all its affiliates in the aggregate, and require that all such transactions be on terms that are consistent with safe and sound banking practices.

     The Gramm-Leach-Bliley Act amended the Bank Holding Company Act ("BHC Act") and, effective March 11, 2000, expanded the permissible activities of certain qualifying bank holding companies, known as financial holding companies. In addition to engaging in banking and activities closely related to banking, as determined by the FRS by regulation or order prior to November 11, 1999, financial holding companies may engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     Under the Gramm-Leach-Bliley Act, all financial institutions, including the Company and the Bank, were required, effective July 1, 2001, to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access.

     Under the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, adopted as Title III of the USA PATRIOT Act and signed into law on October 26, 2001, all financial institutions, including the Company and the Bank, are subject to additional requirements to collect customer information, monitor customer transactions and report information to U.S. law enforcement agencies concerning customers and their transactions. In many cases, the specific requirements of the law will not be established until the Secretary of the Treasury adopts implementing regulations as directed or authorized by Congress. In general, accounts maintained by or on behalf of "non-United States persons," broadly defined, are subject to particular scrutiny. Correspondent accounts for or on behalf of foreign banks with profiles that raise money laundering concerns are subject to even greater scrutiny, and correspondent accounts for or on behalf of "shell banks," defined as a foreign bank with no physical presence in any country, are barred altogether. Financial institutions must take "reasonable steps," subject to definition by the Secretary of the Treasury, to ensure that any correspondent accounts with permissible foreign banks are not used for the benefit of shell banks. The Secretary of the Treasury also is authorized to require financial institutions to take "special measures," including new customer identification, recordkeeping, and reporting requirements and transaction restrictions, if the financial institutions are involved with jurisdictions, financial institutions, or transactions of "primary money laundering concern" as determined by the Secretary. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by creating an exemption from the privacy provisions of the Gramm-Leach-Bliley Act for financial institutions that comply with this provision and authorizing the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. Upon request by an appropriate federal banking agency, a financial institution must provide or make available information about an account within 120 hours. All financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution after December 31,2001, under the Federal Deposit Insurance Act, which applies to the Bank, or the BHC Act, which applies to the Company.

EMPLOYEES

At December 31, 2001, the Company had 1,076 full-time employees and 190 part-time employees. The Company's employees are not presently represented by any collective bargaining group. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

The Company's headquarters are located at 52 South Broad Street, Norwich, New York 13815. The Company operated the following number of community banking branches and automated teller machines (ATMs) as of December 31, 2001:


New York State                  Branches  ATMs
------------------------------  --------  ----
NBT BANK DIVISION
Albany County                          1     -
Broome County                          3     5
Chenango County                       11    14
Clinton County                         3     2
Delaware County                        5     9
Essex County                           3     6
Franklin County                        1     1
Fulton County                          3     3
Greene County                          -     2
Oneida County                          5     8
Otsego County                          2     9
St. Lawrence County                    4     4
Sullivan County                        -     1
Tioga County                           1     2
Ulster                                 -     1

CENTRAL NATIONAL BANK DIVISION
Chenango County                        1     1
Fulton County                          2     3
Herkimer County                        2     1
Montgomery County                      6     4
Oneida County                          1     1
Otsego County                          9     7
Saratoga County                        3     3
Schenectady County                     2     2
Schoharie County                       3     2

PENNSTAR BANK DIVISION
Orange County                          1     1

Pennsylvania                    Branches  ATMs
------------------------------  --------  ----
PENNSTAR BANK DIVISION
Lackawanna County                     20    20
Luzerne County                         4    10
Monroe County                          4     5
Pike County                            3     3
Susquehanna County                     6     8
Wayne County                           3     4

The Company leases thirty-eight of the above listed branches from third parties under terms and conditions considered by management to be equitable to the Company. The Company owns all other banking premises. All automated teller machines are owned.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which their property is the subject.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a) A special meeting of the Company's shareholders was held on October 16, 2001.


(b)  Not applicable.

(c) At the special meeting held on October 16, 2001, the Company's shareholders approved the issuance of the Company's common stock in connection with the acquisition of CNB Financial Corp. There were 15,132,892 votes cast for, 644,950 votes cast against, 180,137 abstentions and 8,641,521 broker non-votes.

(d)  Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The common stock of NBT Bancorp Inc. ("Common Stock") is quoted on the Nasdaq Stock Market National Market Tier under the symbol "NBTB". The following table sets forth the market prices and dividends declared for the Common Stock for the periods indicated.

                    --------------------------------------
                                  HIGH     LOW    DIVIDEND
                    --------------------------------------
                       2000
                    1st quarter  $ 16.50  $11.38     0.170
                    2nd quarter    14.50    9.38     0.170
                    3rd quarter    12.50    9.75     0.170
                    4th quarter    15.94   11.13     0.170

                       2001
                    1st quarter  $ 17.50  $13.25     0.170
                    2nd quarter   25.42*   14.30     0.170
                    3rd quarter    17.30   13.50     0.170
                    4th quarter    15.99   12.55     0.170
                    ======================================

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

The closing price of the Common Stock on February 28, 2002 was $14.05. The approximate number of holders of record of the Company's Common Stock on February 28, 2002 was 9,082.

ITEM 6. SELECTED FINANCIAL DATA

The following summary financial and other information about the Company is derived from the Company's audited consolidated financial statements for each of the five fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997:


FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------------------------------
(in thousands, except per share data)       2001         2000         1999         1998         1997
--------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31,
Interest, fee and dividend income        $  255,434   $  260,381   $  220,849   $  210,970   $  195,973
Interest expense                            117,502      133,003      102,876      100,870       91,614
Net interest income                         137,932      127,378      117,973      110,100      104,359
Provision for loan losses                    31,929       10,143        6,896        6,922        5,095
Noninterest income excluding
  securities gains                           31,826       24,854       21,327       20,078       17,140
  Securities gains (losses)                  (7,692)      (2,273)       1,000        2,183          562
Merger, acquisition and reorganization
  costs                                      15,322       23,625          835            -            -
Other noninterest expense                   110,536       95,509       83,944       81,108       72,971
Income before income taxes                    4,279       20,682       48,625       44,331       43,995
Net income                                    3,737       14,154       32,592       34,576       29,854
========================================================================================================
PER COMMON SHARE*
Basic earnings                           $     0.11   $     0.44   $     1.01   $     1.07   $     0.95
Diluted earnings                               0.11         0.44         1.00         1.05         0.93
Cash dividends paid **                         0.68         0.68         0.66         0.59         0.42
Stock dividends distributed                       -            -            5%           5%           5%
Book value at year-end                         8.05         8.29         7.62         8.07         7.63
Tangible book value at year-end                6.51         6.88         6.74         7.75         7.33
Average diluted common
  shares outstanding                         33,085       32,405       32,541       32,899       32,005
========================================================================================================
AT DECEMBER 31,
Trading securities, at fair value        $      126   $   20,540   $        -   $        -   $    1,119
Securities available for sale,
  at fair value                             909,341      936,757      994,492      709,905      752,786
Securities held to maturity,
  at amortized cost                         101,604      110,415      113,318      294,119      231,158
Loans and leases                          2,339,636    2,247,655    1,924,460    1,658,194    1,504,258
Allowance for loan losses                    44,746       32,494       28,240       26,615       24,828
Assets                                    3,638,202    3,605,506    3,294,845    2,880,943    2,653,173
Deposits                                  2,915,612    2,843,868    2,573,335    2,292,449    2,126,748
Borrowings                                  394,344      425,233      429,924      303,021      257,153
Stockholders' equity                        266,355      269,641      246,095      259,604      247,162
========================================================================================================
KEY RATIOS
Return on average assets                       0.10%        0.41%        1.07%        1.23%        1.17%
Return on average equity                       1.32         5.57        12.66        13.59        13.65
Average equity to average assets               7.82         7.35         8.42         9.07         8.59
Net interest margin                            4.19         4.02         4.23         4.30         4.51
Efficiency ***                                62.89        60.92        59.18        60.94        58.36
Cash dividend per share payout               618.18       154.55        66.00        56.19        45.16
Tier 1 leverage                                6.34         6.88         8.07         8.68         8.92
Tier 1 risk-based capital                      9.43         9.85        12.49        13.73        14.48
Total risk-based capital                      10.69        11.08        13.68        14.93        15.70
========================================================================================================



*All share and per share data has been restated to give retroactive effect to stock dividends, splits and poolings of interest.

**Cash dividends per share represent the historical cash dividends per share of NBT Bancorp Inc., adjusted to give retroactive effect to stock dividends.

***The efficiency ratio is computed as total non-interest expense (excluding merger, acquisition and reorganization costs as well as gains and losses on the sale of other real estate owned) divided by fully taxable equivalent net interest income plus non-interest income (excluding net security transactions).

SELECTED QUARTERLY FINANCIAL DATA
-------------------------------------------------------------------------------------------------------------------
                                                     2001                                     2000
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands,               FIRST     SECOND    THIRD     FOURTH     First     Second    Third     Fourth
except per share data)
Interest, fee and
  dividend income                   $66,034   $64,067   $64,232   $ 61,101   $61,851   $64,402   $66,536   $67,592
Interest expense                     33,655    30,562    28,923     24,362    30,054    32,233    34,377    36,339
Net interest income                  32,379    33,505    35,309     36,739    31,797    32,169    32,159    31,253
Provision for loan losses             1,211     6,872     9,188     14,658     1,874     2,665     1,949     3,655
Noninterest income excluding
  securities gains (losses)           8,654     7,476     8,078      7,618     5,302     6,094     6,506     6,952
Net securities gains (losses)         1,023       227    (2,327)    (6,615)      313      (639)      226    (2,173)
Noninterest expense                  26,650    25,154    29,342     44,712    24,199    25,917    26,282    42,736
Net income (loss)                   $ 9,654   $ 6,570   $ 1,469   $(13,956)  $ 7,464   $ 5,981   $ 7,172   $(6,463)
Basic earnings (loss) per share     $  0.30   $  0.20   $  0.04   $  (0.42)  $  0.23   $  0.19   $  0.22   $ (0.20)
Diluted earnings (loss) per share   $  0.30   $  0.20   $  0.04   $  (0.42)  $  0.23   $  0.18   $  0.22   $ (0.20)
Net interest margin                    4.06%     4.10%     4.19%      4.39%     4.19%     4.10%     3.98%     3.81%
Return (loss) on average assets        1.10%     0.73%     0.16%     (1.51)%    0.90%     0.70%     0.82%    (0.72)%
Return (loss) on average equity       14.42%     9.42%     2.02%    (18.87)%   12.41%     9.69%    11.21%    (9.72)%
Average diluted common
  shares outstanding                 32,702    33,112    33,500     32,999    32,256    32,433    32,532    32,396
====================================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of NBT Bancorp Inc. (the "Registrant" or the "Company") and its wholly owned subsidiaries, NBT Bank, N.A. ("the Bank"), NBT Financial Services, Inc. ("NBT Financial), and CNBF Capital Trust I during 2001 and, in summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as "the Company." Net interest margin is presented in this discussion on a fully taxable equivalent (FTE) basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2001 and 2000 and for each of the years in the three year period ended December 31, 2001 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 2001 presentation.

The preparation of the consolidated financial statements requires management to make estimates and assumptions, in the application of certain accounting policies, about the effect of matters that are inherently uncertain. Those estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues and expenses. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies.

The business of the Company is providing commercial banking and financial services through its subsidiaries. The Company's primary market area is central and upstate New York and northeast Pennsylvania. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principle business is attracting deposits from customers within its market area and investing those funds primarily in loans and leases, and, to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its earning assets and the interest expense paid on its interest bearing liabilities, primarily consisting of deposits and borrowings. Net income is also affected by provisions for loan and lease losses and noninterest income, such as service charges on deposit accounts, broker/dealer fees, trust fees, and gains/losses on securities sales; it is also impacted by noninterest expense, such as salaries and employee benefits, as well as merger, acquisition and reorganization costs.

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

FORWARD LOOKING STATEMENTS

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as "anticipate," "believe," "expect," "forecasts," "projects," "will", "can", "would", "should", "could", "may", or
other similar terms.   There are a number of factors, many of which are beyond
the Company's control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards, may adversely affect the businesses in which the Company is engaged; (6) costs or difficulties related to the integration of the businesses of the Company and its merger partners may be greater than expected; (7) expected cost savings associated with recent mergers and acquisitions may not be fully realized or realized within the expected time frames; (8) deposit attrition, customer loss, or revenue loss following recent mergers and acquisitions may be greater than expected; (9) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; and (10) adverse changes may occur in the securities markets or with respect to inflation.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

Except as required by law, the Company does not undertake, and specifically disclaims any obligations to, publicly release any revisions that may be made to any forward-looking statements to reflect statements to the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

MERGER AND ACQUISITION ACTIVITY

On June 1, 2001, the Company completed the acquisition of First National Bancorp, Inc. (FNB) whereby FNB was merged with and into NBT Bancorp Inc. At the same time FNB's subsidiary, First National Bank of Northern New York (FNB
Bank) was merged into the Bank. The acquisition was accounted for using the purchase method. As such, both the assets and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition and the results of operations are included in the Company's consolidated statement of income from the acquisition date forward. To complete the transaction, the Company issued approximately 1,075,000 shares of its common stock valued at $16.0 million. Goodwill, representing the cost over net assets acquired, was approximately $7.0 million and was being amortized prior to the adoption of SFAS No. 142 on January 1, 2002 on a straight-line basis based on a 20 year amortization period.

On September 14, 2001, the Company acquired $14.4 million in deposits from Mohawk Community Bank. Unidentified intangible assets, accounted for in accordance with SFAS No. 72 and representing the excess of cost over net assets acquired, was $665,000 and is being amortized over 15 years on a straight-line basis. Additionally, the Company identified $119,000 of core deposit intangible assets.

On November 8, 2001, the Company, pursuant to a merger agreement dated June 18, 2001, completed its merger with CNB Financial Corp. (CNB) and its wholly owned subsidiary, Central National Bank (CNB Bank), whereby CNB was merged with and into the Company, and CNB Bank was merged with and into the Bank. CNB Bank then became a division of the Bank. In connection with the merger, CNB stockholders received 1.2 shares of the Company's common stock for each share of CNB stock and the Company issued approximately 8.9 million shares of common stock. The transaction is structured to be tax-free to shareholders of CNB and has been accounted for as a pooling-of-interests. Accordingly, these consolidated financial statements have been restated to present combined consolidated financial condition and results of operations of the Bank and CNB as if the merger had been in effect for all years presented. At September 30, 2001, CNB had consolidated assets of $983.1 million, deposits of $853.7 million and equity of $62.8 million. CNB Bank operated 29 full service banking offices in nine upstate New York counties.

On February 17, 2000, the Company completed its merger with Lake Ariel Bancorp, Inc. (Lake Ariel) and its subsidiaries. In connection with the merger each issued and outstanding share of Lake Ariel exchanged for 0.9961 shares of the Company's common stock. The transaction resulted in the issuance of approximately 5.0 million shares of Company's common stock. Lake Ariel's commercial banking subsidiary was LA Bank, N.A.

On July 1, 2000, the Company completed its merger with Pioneer American Holding Company Corp. (Pioneer Holding Company) and its subsidiary. In connection with the merger, each issued and outstanding share of Pioneer Holding Company exchanged for 1.805 shares of the Company's common stock. The transaction resulted in the issuance of approximately 5.2 million shares of the Company's common stock. Pioneer Holding Company's commercial banking subsidiary was Pioneer American Bank, N.A.

The Lake Ariel and Pioneer Holding Company mergers qualified as tax-free exchanges and were accounted for as poolings-of-interests. Accordingly, these consolidated financial statements have been restated to present the combined consolidated financial condition and results of operations of all companies as if the mergers had been in effect for all years presented.

LA Bank, N.A. and Pioneer Bank N.A. were commercial banks headquartered in Northeast Pennsylvania with approximately $570 million and $420 million, respectively, in assets at December 31, 1999, and twenty-two and eighteen branch offices, respectively, in five counties. Immediately following the Lake Ariel and Pioneer Holding Company mergers described above, the Company was the surviving holding company for NBT Bank, LA Bank, N.A., Pioneer American Bank,
N.A. and NBT Financial Services, Inc.   On November 10, 2000, LA Bank, N.A.
changed its name to Pennstar. On December 9, 2000, Pioneer American Bank, N.A. was merged into Pennstar. On March 16, 2001, Pennstar was merged with and into the Bank and became a division of the Bank.

On May 5, 2000, the Company consummated the acquisition of M. Griffith, Inc. a Utica, New York based securities firm offering investment, financial advisory and asset-management services, primarily in the Mohawk Valley region. At that time, M. Griffith, Inc., a full-service broker/dealer and a Registered Investment Advisor, became a wholly-owned subsidiary of NBT Financial. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. M. Griffith, Inc.'s, results of operations are included in the Company's consolidated statement of income from the date of acquisition forward. To complete the transaction, the Company issued approximately 421,000 shares of its common stock, valued at $4.8 million. Goodwill, representing the cost over net assets acquired, was $3.4 million and was being amortized prior to the adoption of SFAS No. 142 on January 1, 2002 over fifteen years on a straight-line basis.

On June 2, 2000, Pennstar, purchased two branches from Mellon Bank. Deposits from the Mellon Bank branches were approximately $36.7 million, including accrued interest payable. In addition, the Company received approximately $32.2 million in cash as consideration for net liabilities assumed. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of the acquisition. Unidentified intangible assets, accounted for in accordance with SFAS No. 72, and representing the excess of cost over net assets acquired, was $4.3 million and is being amortized over 15 years on the straight-line basis. The branches' results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

On November 10, 2000, Pennstar purchased six branches from Soverign Bank. Deposits from the Soverign Bank branches were approximately $96.8 million, including accrued interest payable. Pennstar also purchased commercial loans associated with the branches with a net book balance of $42.4 million. In addition, the Company received $40.9 million in cash consideration for net liabilities assumed. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of the acquisition. Unidentified intangible assets, accounted for in accordance with SFAS No. 72, and representing the excess of cost over net assets acquired, was $12.7 million and is being amortized over 15 years on a straight-line basis. The branches' results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

In August 1999, CNB purchased five branches from Astoria Federal Savings and Loan Association (Astoria). Deposits from the Astoria branches were approximately $156.5 million, including accrued interest payable. CNB also purchased approximately $3.7 million in branch related assets, primarily the real and personal property associated with the branches, cash at the branches, as well as a limited amount of deposit related loans. In addition, CNB received $133.9 million in cash in consideration for net liabilities assumed. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of the acquisition. Unidentified intangible assets, accounted for in accordance with SFAS No. 72, and representing the excess of cost over net assets acquired, was $19.9 million and is being amortized over 15 years on a straight-line basis.
The branches' results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

During 2001, the following merger, acquisition and reorganization costs were recognized:

     Professional fees                $ 5,956
     Data processing                    2,092
     Severance                          3,270
     Branch closings                    2,412
     Advertising and supplies             313
     Hardware and software writeoffs      402
     Miscellaneous                        877
                                      -------
                                      $15,322
                                      =======

With the exception of hardware and software writeoffs and certain branch closing costs, all of the above costs have been or will be paid through normal cash flow from operations. At December 31, 2001, after payments of certain merger, acquisition and reorganization costs, the Company had a remaining accrued liability for merger, acquisition and reorganization costs incurred during 2001 as follows:

     Professional fees         $2,009
     Data processing              241
     Severance                  3,074
     Branch closings            1,601
     Advertising and supplies     199
     Miscellaneous                455
                               ------
                               $7,579
                               ======

With the exception of certain severance costs which will be paid out over a period of time consistent with the respective service agreements, all of the above liabilities are expected to be paid during 2002.

During 2000, the following merger, acquisition and reorganization costs were recognized:

     Professional fees                $ 8,525
     Data processing                    2,378
     Severance                          7,278
     Branch closing                     1,736
     Advertising and supplies           1,337
     Hardware and software write-off    1,428
     Miscellaneous                        943
     ----------------------------------------
        Total                         $23,625
     ----------------------------------------

OVERVIEW

The following table summarizes income, income per share and key financial ratios for the periods indicated in accordance with generally accepted accounting principles (GAAP) as well as on a recurring basis. Non-recurring items are those that the Company considers nonoperating in nature and include merger, acquisition, and reorganization costs, net securities losses and gains, gain on branch sales, deposit overdraft write-offs, and mark-to-market adjustments on loans held for sale:

                             YEAR ENDED DECEMBER 31, 2001 (IN 000'S, EXCEPT PER SHARE AMOUNTS)

                                                    ESTIMATED                  DILUTED
                                        PRE-TAX     TAX EFFECT   AFTER TAX       EPS
GAAP Net Income                       $     4,279          542       3,737         0.11
                                      ------------  -----------  ----------  -----------
Merger, Acquisition, &
  Reorganization Costs                     15,322        4,102      11,220         0.34
Net Securities Losses                       7,692        2,795       4,897         0.15
Gain on Branch Sale                        (1,367)        (487)       (880)       (0.03)
Certain Deposit Overdraft Write-offs        2,125          757       1,368         0.04
Certain mark-to-market adjustment on
  loans held for sale                          50           18          32            -
                                      ------------  -----------  ----------  -----------
                                           23,822        7,185      16,637         0.50
                                      ------------  -----------  ----------  -----------
Recurring Net Income                  $    28,101        7,727      20,374         0.61
                                      ============  ===========  ==========  ===========


                             YEAR ENDED DECEMBER 31, 2000 (IN 000'S, EXCEPT PER SHARE AMOUNTS)

                                                    ESTIMATED                  DILUTED
                                        PRE-TAX     TAX EFFECT   AFTER TAX       EPS

GAAP Net Income                       $    20,682        6,528      14,154         0.44
                                      ------------  -----------  ----------  -----------
Merger, Acquisition, &
  Reorganization Costs                     23,625        5,828      17,797         0.55
Net Securities Losses                       2,273          837       1,436         0.04
Certain mark-to-market adjustment on
  loans held for sale                         117           48          69            -
                                      ------------  -----------  ----------  -----------
                                           26,015        6,713      19,302         0.59
                                      ------------  -----------  ----------  -----------
Recurring Net Income                  $    46,697       13,241      33,456         1.03
                                      ============  ===========  ==========  ===========


                             YEAR ENDED DECEMBER 31, 1999 (IN 000'S, EXCEPT PER SHARE AMOUNTS)

                                                    ESTIMATED                  DILUTED
                                        PRE-TAX     TAX EFFECT   AFTER TAX       EPS

GAAP Net Income                       $    48,625       16,033      32,592         1.00
                                      ------------  -----------  ----------  -----------
Merger, Acquisition, &
  Reorganization Costs                        835          276         559         0.02
Net Securities Gains                       (1,000)        (330)       (670)       (0.02)
Certain mark-to-market adjustment on
  Loans held for sale                        (341)        (113)       (228)       (0.01)
                                      ------------  -----------  ----------  -----------
                                             (506)        (167)       (339)       (0.01)
                                      ------------  -----------  ----------  -----------
Recurring Net Income                  $    48,119       15,866      32,253         0.99
                                      ============  ===========  ==========  ===========

The Company had net income of $3.7 million or $0.11 per diluted share for 2001, compared to net income of $14.2 million or $0.44 per diluted share for 2000. Included in 2001 net income were merger, acquisition and reorganization costs, net securities losses, gain on a branch sale, certain deposit overdraft write-offs, and other non-operating transactions. These items totaled $23.8 million ($16.6 million after-tax, or $0.50 per diluted share) compared to $26.0 million ($19.3 million after-tax, or $0.59 per diluted share) of similar items in 2000. During 2001, costs related to merger, acquisition and reorganization activities totaled $15.3 million ($11.2 million after-tax, or $0.34 per diluted share) and net securities losses totaled $7.7 million ($4.9 million after-tax, or $0.15 per diluted share) compared to $23.6 million ($17.8 million after-tax, or $0.55 per diluted share) related to merger, acquisition and reorganization activities and $2.3 million ($1.4 million after tax, or $0.04 per diluted share) in net securities loss in 2000 (see "Securities and Corresponding Interest and Dividend Income" for further discussion related to net securities losses).

Recurring net income, which excludes the after tax effect of costs related to merger, acquisition and reorganization activities, net securities transactions, as well as other non-operating transactions, was $20.4 million, or $0.61 per diluted share, for 2001 compared to $33.5 million, or $1.03 per diluted share, for 2000. The decrease in recurring net income resulted primarily from a $31.9 million ($19.9 million after tax, or $0.60 per diluted share) provision for loan and lease losses in 2001 compared to a provision of $10.1 million ($6.4 million after-tax, or $0.20 per diluted share) for 2000 (see "Credit Risk" for further discussion related to the provision for loan and lease losses). Additionally, recurring net income for 2001 was negatively affected by a $3.5 million charge ($2.3 million after tax, or $0.07 per diluted share) for the other-than-temporary impairment of the residual value of leased automobiles compared to a charge of $.6 million ($.4 million after tax, or $0.01 per diluted share) in the prior year (see "Loans and Leases and Corresponding Interest and Fees on Loans and Leases" for further discussion related to the other-than-temporary impairment of the residual value of leased automobiles).

Net interest income for 2001 increased 8.3% to $137.9 million compared to $127.4 million in 2000. The net interest margin for 2001 and 2000 was 4.19% and 4.02%, respectively. The increase in net interest income and net interest margin continues to be attributable primarily to the decline in the Company's cost of funds period-over-period, combined with growth in the average loan portfolio. For 2001, noninterest income, excluding net securities losses and gain on the sale of a branch building, totaled $30.5 million compared to $24.9 million for 2000, an increase of 22.5%. Service charges on deposit accounts, ATM fees, banking fees, broker/dealer fees and insurance commissions primarily contributed to the increase in noninterest income. For 2001, noninterest expense, excluding nonrecurring items such as merger, acquisition and reorganization costs and certain deposit overdraft charge-offs, increased $12.9 million, or 13.5%, to $108.4 million from $95.5 million in 2000. Included in the increase in noninterest expense for 2001 was a $3.5 million charge for the other-than-temporary impairment of the residual value of leased automobiles compared to a charge of $.6 million in 2000. The remaining increase in noninterest expense of $10.0 million was primarily related to the required service and support of our growth.

Net income for 2000 decreased to $14.2 million, or $0.44 per diluted share, compared to net income of $32.6 million, or $1.00 per diluted share for 1999. Included in 2000 net income were merger, acquisition and reorganization costs, net securities losses, and other nonoperating transactions. These items totaled $26.0 million ($19.3 million after-tax, or $0.59 per diluted share) compared to $0.5 million ($0.3 million after-tax, or $0.01 per diluted share) of similar items in 1999. Recurring net income for 2000 was $33.5 million, up $1.2 million compared to recurring net income of $32.3 million in 1999.

ASSET/LIABILITY  MANAGEMENT

The Company attempts to maximize net interest income, and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposit products and other sources of funds, which in turn fund an appropriate mix of earning assets. The changes in the Company's asset mix and sources of funds, and the resultant impact on net interest income, on a fully tax equivalent basis, are discussed below.

TABLE 1
Average Balances and Net Interest Income
The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans and leases has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

                                                     2001                           2000                          1999

                                        AVERAGE               YIELD/    Average              YielD/  Average               Yield/
(dollars in thousands)                  BALANCE    INTEREST    RATE    Balance    Interest   Rate    Balance    Interest    Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term interest bearing
  accounts                             $   11,324  $     569   5.02%  $   15,031  $     937  6.23%  $   30,846  $   1,514    4.91%
Securities available for sale (2)         933,122     61,857   6.63    1,017,617     70,918  6.97      899,211     60,907    6.77
Securities held to maturity (2)            99,835      6,644   6.65      117,513      8,086  6.88      154,093     10,109    6.56
Securities trading                          5,253        649  12.35          216          8  3.70            -          -       -
Investment in FRB and
  FHLB Banks                               23,926      1,555   6.50       31,274      2,254  7.21       29,209      1,944    6.66
Loans and leases(1)                     2,312,740    188,053   8.13    2,092,191    182,254  8.71    1,773,159    150,524    8.49
                                       ----------  ---------          ----------  ---------         ----------  ---------
Total earning assets                    3,386,200    259,327   7.66    3,273,842    264,457  8.08    2,886,518    224,998    7.79
                                                   ---------                      ---------                     ---------
Other non-interest-earning assets         240,725                        182,749                       170,859
                                       ----------                     ----------                    ----------
TOTAL ASSETS                           $3,626,925                     $3,456,591                    $3,057,377
                                       ----------                     ----------                    ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts          $  254,735      7,052   2.77   $  209,562      8,460  4.04   $  192,955      6,231    3.23
NOW deposit accounts                      348,964      5,032   1.44      307,969      5,951  1.93      280,438      4,902    1.75
Savings deposits                          427,102      9,385   2.20      403,106     10,511  2.61      383,617      9,682    2.52
Time deposits                           1,476,473     77,053   5.22    1,440,173     82,371  5.72    1,206,470     61,661    5.11
                                       ----------  ---------          ----------  ---------         ----------  ---------
  Total interest-bearing deposits       2,507,274     98,522   3.93    2,360,810    107,293  4.54    2,063,480     82,476    4.00
Short-term borrowings                     123,162      5,365   4.36      194,888     11,940  6.13      145,364      7,268    5.00
Long-term debt                            259,583     13,615   5.24      245,383     13,770  5.61      238,612     13,132    5.50
                                       ----------  ---------          ----------  ---------         ----------  ---------
  Total interest-bearing liabilities    2,890,019    117,502   4.07%   2,801,081    133,003  4.75%   2,447,456    102,876    4.20%
                                                   ---------                      ---------                     ---------
Demand deposits                           382,489                        348,443                       314,632
Other non-interest-bearing
  liabilities                              70,666                         53,018                        37,749
Stockholders' equity                      283,751                        254,049                       257,540
                                       ----------                     ----------                    ----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $3,626,925                     $3,456,591                    $3,057,377
                                       ----------                     ----------                    ----------
  NET INTEREST INCOME                              $ 141,825                      $ 131,454                     $ 122,122
                                                   ---------                      ---------                     ---------
  NET INTEREST MARGIN                                          4.19%                         4.02%                           4.23%
                                                              ------                         -----                         -------
  Interest Rate Spread                                         3.59%                         3.33%                           3.59%
Taxable equivalent
   adjustment                                      $   3,893                      $   4,076                     $   4,149
                                                   ---------                      ---------                     ---------

(1) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding. The interest collected thereon is included in interest income based upon the characteristics of the related loans.

(2) Securities are shown at average amortized cost. For purposes of these computations, nonaccrual securities are included in the average securities balances, but the interest collected thereon is is not included in interest income.

NET  INTEREST  INCOME

On a tax equivalent basis, the Company's net interest income for 2001 was $141.8 million, up from $131.5 million for 2000. The Company's net interest margin improved to 4.19% for 2001 from 4.02% for 2000. The improvement in net interest income and net interest margin in 2001 were due primarily to two factors. First, average earning assets increased from $3.3 billion in 2000 to $3.4 billion in 2001. The increase in average earning assets was due primarily to an increase in average loans and leases, which increased $221.5 million from $2.1 billion in 2000 to $2.3 billion in 2001. Secondly, due to the falling interest rate environment in 2001 and the Company's interest bearing liability sensitive position, rates paid on interest bearing liabilities declined more rapidly than the yield on earning assets. Rates paid on interest bearing liabilities decreased 68 basis points ("bp") to 4.07% in 2001 from 4.75% in 2000 compared to a 42 bp decrease in yield on earnings assets to 7.66% in 2001 from 8.08% in 2000.

The following table presents changes in interest income, on a FTE basis, and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

TABLE 2
ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
---------------------------------------------------------------------------------------------------
                                            INCREASE (DECREASE)             Increase (Decrease)
                                              2001 OVER 2000                  2000 over 1999
---------------------------------------------------------------------------------------------------
(in thousands)                          VOLUME     RATE       TOTAL     Volume     Rate     Total
---------------------------------------------------------------------------------------------------
Short-term interest-bearing accounts   $  (206)  $   (162)  $   (368)  $  (914)  $   337   $  (577)
Securities available for sale           (5,708)    (3,353)    (9,061)    8,210     1,801    10,011
Securities held to maturity             (1,184)      (258)    (1,442)   (2,497)      474    (2,023)
Securities trading                         583         58        641         -         -         -
Investment in FRB and FHLB Banks          (493)      (206)      (699)      143       167       310
Loans and leases                        18,428    (12,629)     5,799    27,701     4,029    31,730
---------------------------------------------------------------------------------------------------
Total interest income                    8,889    (14,019)    (5,130)   31,054     8,405    39,459
---------------------------------------------------------------------------------------------------

Money market deposit accounts            1,590     (2,998)    (1,408)      571     1,658     2,229
NOW deposit accounts                       723     (1,642)      (919)      506       543     1,049
Savings deposits                           599     (1,725)    (1,126)      502       327       829
Time deposits                            2,036     (7,354)    (5,318)   12,825     7,885    20,710
Short-term borrowings                   (3,683)    (2,892)    (6,575)    2,812     1,860     4,672
Long-term debt                             772       (927)      (155)      377       261       638
---------------------------------------------------------------------------------------------------
Total interest expense                   4,113    (19,614)   (15,501)   15,880    14,247    30,127
---------------------------------------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME      $ 4,776   $  5,595   $ 10,371   $15,174   $(5,842)  $ 9,332
===================================================================================================

Loans  and  leases  and  corresponding  interest  and  fees  on  loans

The average balance of loans and leases increased 9.5%, from $2.1 billion in 2000 to $2.3 billion in 2001. The yield on average loans and leases decreased from 8.71% in 2000 to 8.13% in 2001, as a falling interest rate environment prevailed for much of 2001. Interest income from loans and leases increased 3.2%, from $182.3 million in 2000 to $188.1 million in 2001. The increase in interest income from loans and leases was due to the increase in the average balance of loans and leases of 9.5%, offset by a decrease in yield on loans and leases in 2001 of 58 bp when compared to 2000.

Total loans and leases were $2.3 billion at December 31, 2001, up from $2.2 billion at December 31, 2000. The increase in loans and leases was primarily in the commercial and consumer loan types, as management continued to focus on growth in these areas. Commercial and agricultural loans were $584.9 million at December 31, 2001, up $41.8 million or 7.7% from December 31, 2000. Consumer loans also increased in 2001, from $357.8 million at December 31, 2000 to $387.1 million at December 31, 2001, an increase of $29.3 million or 8.2%. Residential real estate mortgages increased $20.8 million or 4.1% to $525.4 million at December 31, 2001. The increases in commercial, consumer and real estate mortgage loans were offset by a $20.9 million or 4.2% decrease in commercial real estate mortgages, from $498.0 million at December 31, 2000 to $477.1 million at December 31, 2001.


The following table reflects the loan and lease portfolio by major categories as of December 31 for the years indicated:

TABLE 3
COMPOSITION OF LOAN AND LEASE PORTFOLIO
-----------------------------------------------------------------------------------------------
December 31,                           2001        2000        1999        1998        1997
-----------------------------------------------------------------------------------------------
(in thousands)
Residential real estate mortgages   $  525,411  $  504,590  $  521,684  $  494,783  $  456,310
Commercial real estate mortgages       477,102     498,040     469,283     395,268     347,443
Real estate construction and
 Development                            60,513      44,829      25,474      18,626      12,289
Commercial and agricultural            584,857     543,145     371,863     291,089     248,454
Consumer                               387,081     357,822     320,682     294,230     310,115
Home equity                            232,624     219,355     139,472     120,712     106,123
Lease financing                         72,048      79,874      76,002      43,486      23,524
-----------------------------------------------------------------------------------------------
Total loans and leases              $2,339,636  $2,247,655  $1,924,460  $1,658,194  $1,504,258
-----------------------------------------------------------------------------------------------

Real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residencies. Loans in the commercial and agricultural category, as well as commercial real estate mortgages, consist primarily of short-term and/or floating rate commercial loans made to small to medium-sized companies. Consumer loans consist primarily of installment credit to individuals secured by automobiles and other personal property including manufactured housing. Manufactured housing loans totaled $41.4 million and $48.1 million at December 31, 2001 and 2000, respectively, and were 10.7% and 13.4% of total consumer loans at December 31, 2001 and 2000, respectively. These decreases from 2000 to 2001 are consistent with the Company's plan to de-emphasize loans secured by manufactured housing.

Lease  Financing

The Company maintained an automobile lease financing portfolio totaling $72.0 million at December 31, 2001 and $79.9 million at December 31, 2000. Lease receivables primarily represent automobile financing to customers through direct financing leases and are carried at the aggregate of the lease payments receivable and the estimated residual values, net of unearned income and net deferred lease origination fees and costs. Net deferred lease origination fees and costs are amortized under the effective interest method over the estimated lives of the leases. The estimated residual value related to the total lease portfolio is reviewed quarterly, and if there has been a decline in the estimated fair value of the residual that is judged by management to be other-than-temporary, a loss is recognized. Adjustments related to such other-than-temporary declines in estimated fair value are recorded with other noninterest expenses in the consolidated statements of income. One of the most significant risks associated with leasing operations is the recovery of the residual value of the leased vehicles at the termination of the lease. When a lease receivable asset is recorded, included in this amount is the estimated residual value of the leased vehicle at the termination of the lease. At termination, the lessor has the option to purchase the vehicle or may turn the vehicle over to the Company.

The estimation of residual value is critical to the determination of the leasing terms. The Company currently utilizes published valuations for specific vehicle types in order to determine estimated residual values. However, from the date of origination of the lease to the date of the termination of the lease, valuations for used vehicles change. The residual values included in lease financing receivables totaled $52.4 million and $56.9 million at December 31, 2001 and 2000, respectively.

The Company has acquired residual value insurance protection in order to reduce the risk related to a decline in the published values of used vehicles between the date of origination and the date of the lease termination. Residual value insurance is designed to cover the difference between the industry-published valuation for used vehicles at the termination of the lease, as compared to the industry published valuation at the origination of the lease.

In 2001, the Company's then provider of this residual value insurance indicated that they intended to change the source of the industry valuation for used vehicles, which, in essence, reduced the insurance coverage and increased losses the Company would realize upon disposition of the leased vehicles. In January 2000, the Company changed its residual value insurance provider to a new carrier. However, residual value insurance coverage related to approximately $25.0 million of the lease financing portfolio at December 31, 2001 is insured by the former insurance carrier. While the Company believes that the change in the source of the industry-published valuation was not allowed under the terms of the insurance policy, the insurance carrier's position has decreased the amount of insurance coverage that would be available to the Company with respect to this portfolio.

Notwithstanding the issue associated with the former insurance carrier, there is an additional risk in the leasing business with respect to recovery of residual values of leased vehicles. While residual value insurance is designed to protect against a drop in industry published values, and only to the extent of any such decline, there remains a risk that the actual sales price for the turned-in leased vehicles is less than the industry-published value. The Company experienced significant losses in 2001 because the amounts that turned-in leased vehicles actually sold for was less than the published industry values.

Throughout 2001, there has been significant weakness in the market for used vehicles. This general weakness was significantly exacerbated by the events of September 11th as well as the extremely favorable financing opportunities provided by large automakers for new vehicles. This situation not only softened the demand for used vehicles, but increased the supply.
This situation, coupled with the issue associated with the former insurance carrier discussed above, resulted in an impairment of residual values, which is other-than-temporary at December 31, 2001 and 2000. Accordingly, the Company recorded an other-than-temporary-impairment charge of $3.5 million in 2001 and $664,000 in 2000. These charges were included in other noninterest expenses on the consolidated statements of income. At December 31, 2001, the reserve related to the other-than-temporary impairment of residual values totaled $3.7 million.

The estimation of the other-than-temporary-impairment charge was based upon the current level of leased vehicles turned in as well as the mix of the leasing portfolio between types of vehicles. Currently, the Company has projected that 71% of its leased vehicles will be turned in. At December 31, 2001, approximately 37% of the Company's leasing portfolio is made up of sport utility vehicles, or SUVs, which have experienced the greatest amount of declines in values in the used market, as well as the highest turn-in rate. Should the amount of vehicle turn-ins increase or values for such used vehicles continue to decline, the level of other-than-temporary impairment might be increased.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, are the maturities of the commercial and agricultural and real estate and construction development loan portfolios and the sensitivity of loans to interest rate fluctuations at December 31, 2001. Scheduled repayments are reported in the maturity category in which the contractual payment is due.

TABLE 4
MATURITIES AND SENSITIVITIES OF CERTAIN LOANS TO CHANGES IN INTEREST RATES
--------------------------------------------------------------------------
                                             AFTER ONE
                                              YEAR BUT     AFTER
REMAINING MATURITY AT            WITHIN    WITHIN FIVE      FIVE
DECEMBER 31, 2001              ONE YEAR          YEARS     YEARS     TOTAL
--------------------------------------------------------------------------
(in thousands)
Floating/adjustable rate:
 Commercial and agricultural   $ 138,744  $     20,132  $ 35,567  $194,443
 Real estate construction
  and development                 18,522         5,675       477    24,674
--------------------------------------------------------------------------
  Total floating rate loans      157,266        25,807    36,044   219,117
--------------------------------------------------------------------------
Fixed Rate:
 Commercial and agricultural     234,546       104,443    51,425   390,414
 Real estate construction
  and development                  7,235        10,228    18,376    35,839
--------------------------------------------------------------------------
  Total fixed rate loans         241,781       114,671    69,801   426,253
--------------------------------------------------------------------------
 Total                         $ 399,047  $    140,478  $105,845  $645,370
==========================================================================

Securities  and  corresponding  interest  and  dividend  income

The average balance of securities available for sale was $933.1 million, which is a decrease of $84.6 million, or 8.3%, from $1.0 billion in 2000. The decrease is primarily a result of proceeds from sales, maturities and pay-downs of securities available for sale used to fund loan growth. The yield on average securities available for sale was 6.63% in 2001 compared to 6.97% in 2000. The decrease in the average balance of securities available for sale, coupled with the decrease in yield, resulted in a decrease in interest income on securities available for sale of $9.0 million, from $70.9 million in 2000 to $61.9 million in 2001. The average balance of securities held to maturity was $99.8 million during 2001, which is a decrease of $17.7 million, from $117.5 million in 2000. As noted above, the decrease is primarily a result of proceeds from maturities and pay-downs of securities held to maturity used to fund loan growth. The yield on securities held to maturity was 6.65% in 2001 compared to 6.88% in 2000. Interest income on securities held to maturity decreased $1.5 million, from $8.1 million in 2000 to $6.6 million during 2001.

The Company classifies its securities at date of purchase as either available for sale, held to maturity or trading. Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders' equity as a component of accumulated other comprehensive income or loss. Held to maturity securities are recorded at amortized cost. Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Securities with an other-than-temporary impairment are generally placed on nonaccrual status.

Non-marketable equity securities are carried at cost, with the exception of small business investment company (SBIC) investments, which are carried at fair value in accordance with SBIC rules.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.

The Company recorded a $8.3 million, $3.5 million and $1.4 million pre-tax charge during 2001, 2000 and 1999, respectively, related to estimated other-than-temporary impairment of certain securities classified as available for sale. The charges were recorded in net security (losses) gains on the consolidated statements of income. The securities with other-than-temporary impairment charges at December 31, 2001 had remaining carrying values totaling $4.5 million, are classified as securities available for sale and are on the non-accrual status.

Approximately, $1.4 million of the $3.5 million other-than-temporary impairment charge in 2000 related to the Company's decision in late 2000 to sell certain debt securities with an amortized cost of $21.7 million. As a result of the decision to immediately sell these securities, they were considered to be other-than-temporarily impaired. These securities were sold in early January 2001 at a loss approximating the other-than-temporary impairment charge recorded in 2000. These securities were presented on the Company's December 31, 2000 consolidated balance sheet as trading securities. The remaining securities with other-than-temporary impairment charges at December 31, 2000 had carrying values totaling $1.4 million, and at December 31, 2000, were classified as securities available for sale and were on non-accrual status.

The following table presents the amortized cost and fair market value of the securities portfolio as of December 31 for the years indicated.

TABLE 5
SECURITIES PORTFOLIO

As of December 31,                                     2001                  2000                 1999
-------------------------------------------------------------------------------------------------------------
                                              AMORTIZED     FAIR    Amortized     Fair    Amortized     Fair
(in thousands)                                   COST      VALUE       Cost      Value       Cost      Value
-------------------------------------------------------------------------------------------------------------
Securities Available for Sale:
 U.S. Treasury                               $   12,392  $ 11,757  $   16,392  $ 15,924  $   16,369  $ 14,473
 Federal Agency and mortgage-backed             524,101   530,613     580,934   578,625     632,360   602,684
 State & Municipal, collateralized
 mortgage obligations and other securities      366,325   366,971     342,811   342,208     387,848   377,335
-------------------------------------------------------------------------------------------------------------
   Total securities available for sale       $  902,818  $909,341  $  940,137  $936,757  $1,036,577  $994,492
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
Trading Securities                           $      126  $    126  $   20,540  $ 20,540  $        -  $      -
-------------------------------------------------------------------------------------------------------------

Securities Held to Maturity:
 Federal Agency and mortgage-backed              36,733    36,623      46,376    45,528      51,578    48,568
 State & Municipal                               64,715    64,715      63,992    64,260      61,730    60,569
 Other securities                                   156       157          47        47          10        10
-------------------------------------------------------------------------------------------------------------
 Total securities held to maturity           $  101,604  $101,495  $  110,415  $109,835  $  113,318  $109,147
=============================================================================================================

Included in collateralized mortgage obligations and other securities in the securities available for sale portfolio at December 31, 2001, are three securities that management believes are other-than-temporarily impaired. For the year ended December 31, 2001, the Company wrote-down these securities a total of $6.0 million. The remaining carrying value and the estimated fair value of these three securities is $4.5 million at December 31, 2001, which management will continue to monitor for additional other-than-temporary impairment. These securities are not accruing interest at December 31, 2001. Also during 2001, the Company recorded $2.3 million of other-than-temporary impairment charges related to securities which were sold prior to year end 2001.

The following tables summarize the securities considered to be other-than-temporarily impaired (OTTI) at December 31, 2001:


(in thousands)                   AMORTIZED
SECURITY TYPE:                   COST AND     OTTI
                                FAIR VALUE   CHARGE
                               -----------  -------
Asset backed securities        $     1,820  $ 1,680
Private issue collateralized
mortgage obligation                  2,680    4,021
Corporate debt  security                 -      300
                               -----------  -------
Total                          $     4,500  $ 6,001
                               ===========  =======

Also included in collateralized mortgage obligations and other securities in the securities available for sale portfolio at December 31, 2001, are certain securities previously held by the recently acquired CNB. These securities contain a higher level of credit risk when compared to securities held in the Company's investment portfolio because they are not guaranteed by a governmental agency. The Company's general practice is to purchases collateralized mortgage obligations and mortgaged-backed securities that are guaranteed by a governmental agency coupled with a strong credit rating, typically AAA, issued by Moody's or Standard and Poors. At December 31, 2001, these securities fair value were not significantly below amortized cost and did not demonstrate other characteristics that would result in a other-than-temporary impairment classification. Management cannot, however, predict the extent to which economic conditions may worsen or other factors may impact these securities. Accordingly, there can be no assurance that these securities will not become other-than-temporarily impaired in the future.

The following tables summarize the securities containing a higher level of credit risk at December 31, 2001:

(in thousands)                   AMORTIZED   FAIR
SECURITY TYPE:                     COST      VALUE
                                ----------  -------
Asset backed securities         $   30,571  $30,375
Private issue collaterallized
mortgage obligation                  6,488    6,462
Private issue mortgage-backed
securities                           1,642    1,668
                                ----------  -------
Total                           $   38,701  $38,505
                                ==========  =======

The Company has certain embedded derivative instruments related to two debt securities that have returns linked to the performance of the NASDAQ 100 index. Management determined that these debt securities do not qualify for hedge accounting under SFAS No. 133 (see Impact of New Accounting Standards). The embedded derivatives have been separated from the underlying host instruments for financial reporting purposes and accounted for at fair value. During the year ended December 31, 2001, the Company recorded $640,000 of net losses related to the adjustment of the embedded derivatives to estimated fair value ($159,000 of which was recorded on January 1, 2001 upon the adoption of SFAS No.
133), which was recorded in net gain (loss) on securities transactions on the consolidated statement of income. As of December 31, 2001, the embedded derivatives related to the debt securities linked to the NASDAQ 100 index had no fair value. The two debt securities are available for sale and classified as other securities. At December 31, 2001, the total amortized cost and estimated fair value of these two debt securities was $6.2 million. The two debt securities were sold in 2002 at amounts approximating their carrying values at December 31, 2001.

FUNDING SOURCES AND CORRESPONDING INTEREST EXPENSE

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased $88.9 million, or 3.2 %, from $2.8 billion in 2000 to $2.9 billion in 2001. The rate paid on interest-bearing liabilities decreased from 4.75% in 2000 to 4.07% in 2001. The decrease in the rate paid on interest bearing liabilities, offset by the increase in the average balance, caused a decrease in interest expense of $15.5 million, or 11.7%, from $133.0 million in 2000 to $117.5 million in 2001.

Deposits

Average interest bearing deposits increased $146.5 million, or 6.2%, during 2001, to $2.5 billion. The increase is due primarily to the full year effect in 2001 on average interest bearing deposits related to branch acquisitions in June and November of 2000 as well as the FNB acquisition in June 2001. The Company assumed $133.7 million in deposit liabilities in conjunction with those branch acquisitions. Additionally, the Company completed the acquisition of First National Bancorp, Inc. in June of 2001 and assumed approximately $94 million in interest bearing liabilities. The Company's core deposit mix improved in 2001. The average balance of NOW, Money Market Deposit Accounts ("MMDA"), and savings comprised 41.1% of average interest bearing deposits in 2001 compared to 39.9% in 2000. The average balance of demand deposits increased $34.1 million, or 9.8%, from $348.4 million in 2000 to $382.5 million in 2001. The ratio of average demand deposits to total average deposits increased from 10.6% in 2000 to 11.3% in 2001.

The improvement in the Company's deposit mix noted above, combined with the falling interest rate environment prevalent in 2001, resulted in a decrease in the rate paid on interest bearing liabilities of 61 bp, from 4.54% in 2000 to 3.93% in 2001. The average rate paid on MMDAs, which are very sensitive to changes in interest rates, declined 127 bp from 4.04% in 2000 to 2.77% in 2001. The rate paid on average time deposits decreased 50 bp, from 5.72% in 2000 to 5.22% in 2001. The decrease in the rate paid on average time deposits, combined with a change in the ratio of average time deposits to total average interest bearing deposits from 61.0% in 2000 to 58.9% in 2001, resulted in a $5.3 million decrease in interest expense paid on time deposits, from $82.4 million in 2000 to $77.1 million in 2001.

The Company will continue to emphasize developing strong customer relationships to strengthen our core deposit base in 2002. The Company does not anticipate deposit growth in 2002, due mainly to planned branch divestitures. To counter the anticipated decrease in deposits, the Company will utilize alternative sources of funding, such as brokered deposits and wholesale funding.

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2001:


     TABLE 6
     MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE
     ---------------------------------------------------------------------
     December 31,                                                     2001
     ---------------------------------------------------------------------
     (in thousands)
     Within three months                                          $288,913
     After three but within six months                              81,999
     After six but within twelve months                             76,458
     After twelve months                                           111,252
     ---------------------------------------------------------------------
     Total                                                        $558,622
     =====================================================================

Borrowings

Average short-term borrowings decreased from $194.9 million in 2000 to $123.2 million in 2001. Consistent with the decreasing interest rate environment during 2001, the average rate paid also decreased from 6.13% in 2000 to 4.36% in 2001. The decrease in the average balance combined with the decrease in the average rate paid caused interest expense on short-term borrowings to decrease $6.5 million from $11.9 million in 2000 to $5.4 million in 2001. Average long-term debt increased $14.2 million, from $245.4 million in 2000 to $259.6 million in 2001. The increase in long-term debt combined with a decrease in short-term borrowings was a result of limiting the Company's liability sensitive position to rising interest rates.

Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank
(FHLB) advances, with original maturities of one year or less. The Company has unused lines of credit and access to brokered deposits available for short-term financing of approximately $767 million and $555 million at December 31, 2001 and 2000, respectively. Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company's control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

RISK MANAGEMENT

CREDIT RISK

Credit risk is managed through a network of loan officers, credit committees, loan policies, and oversight from the senior credit officers and Board of Directors. Management follows a policy of continually identifying, analyzing, and grading credit risk inherent in each loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits in the commercial loan portfolio is performed by the independent loan review function. These components of the Company's underwriting and monitoring functions are critical to the timely identification, classification, and resolution of problem credits.

Nonperforming Assets

TABLE 7
NONPERFORMING ASSETS
-----------------------------------------------------------------------------------------------------
December 31,                                           2001      2000      1999      1998      1997
-----------------------------------------------------------------------------------------------------
(dollars in thousands)
Nonaccrual loans:
  Commercial and agricultural and
    commercial real estate                           $31,372   $14,054   $ 9,519   $ 7,819   $ 8,395
  Real estate mortgages                                5,119       647       618       744       692
  Consumer                                             3,719     2,402     2,671     3,106     1,406
-----------------------------------------------------------------------------------------------------
Total nonaccrual loans                                40,210    17,103    12,808    11,669    10,493
-----------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
  Commercial and agricultural
    and commercial real estate                           198     4,523     1,201     1,365     2,202
  Real estate mortgages                                1,844     3,042       641       761       244
  Consumer                                               933       865       906     1,908     4,164
-----------------------------------------------------------------------------------------------------
Total loans 90 days or more past due
  and still accruing                                   2,975     8,430     2,748     4,034     6,610
-----------------------------------------------------------------------------------------------------
Restructured loans                                       603       656     1,014     1,247     2,877
-----------------------------------------------------------------------------------------------------
Total nonperforming loans                             43,788    26,189    16,570    16,950    19,980
-----------------------------------------------------------------------------------------------------
Other real estate owned                                1,577     1,856     2,696     4,070     3,470
-----------------------------------------------------------------------------------------------------
Total nonperforming loans and
  other real estate owned                             45,365    28,045    19,266    21,020    23,450
-----------------------------------------------------------------------------------------------------
Nonperforming securities                               4,500     1,354     1,535         -         -
-----------------------------------------------------------------------------------------------------
Total nonperforming loans, securities,
  and other real estate owned                        $49,865    29,399    20,801    21,020    23,450
=====================================================================================================
Total nonperforming loans to loans and leases           1.87%     1.17%     0.86%     1.02%     1.33%
Total nonperforming loans and
  other real estate owned to total assets               1.25%     0.78%     0.58%     0.73%     0.88%
Total nonperforming loans, securities, and other
  real estate owned to total assets                     1.37%     0.82%     0.63%     0.73%     0.88%
Total allowance for loan and lease losses
  to nonperforming loans                              102.19%   124.07%   170.43%   157.02%   124.26%
=====================================================================================================

The allowance for loan and lease losses is maintained at a level estimated by management to provide adequately for risk of probable losses inherent in the current loan and lease portfolio. The adequacy of the allowance for loan losses is continuously monitored. It is assessed for adequacy using a methodology designed to ensure the level of the allowance reasonably reflects the loan and lease portfolio's risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable credit losses inherent in the current loan and lease portfolio.

Management considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgements can have on the consolidated results of operations.

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio. For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans and leases, estimates of the Company's exposure to credit loss reflect a thorough current assessment of a number of factors, which could affect collectibility. These factors include: past loss experience; size, trend, composition, and nature; changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company's market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their examination.

After a thorough consideration of the factors discussed above, any required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above.

TABLE 8
ALLOWANCE FOR LOAN AND LEASE LOSSES
-----------------------------------------------------------------------------------------------
(dollars in thousands)                           2001      2000      1999      1998      1997
-----------------------------------------------------------------------------------------------
Balance at January 1                           $32,494   $28,240   $26,615   $24,828   $23,420
Loans charged-off:
 Commercial and agricultural                    17,097     3,949     2,737     2,794     1,924
 Real estate mortgages                             783     1,007     1,165     1,139       914
 Consumer                                        4,491     2,841     2,808     2,796     3,163
-----------------------------------------------------------------------------------------------
   Total loans and leases charged-off           22,371     7,797     6,710     6,729     6,001
-----------------------------------------------------------------------------------------------
Recoveries:
 Commercial and agricultural                     1,063       503       367       529     1,197
 Real estate mortgages                             122       141       198       152       109
 Consumer                                        1,004       739       874       913     1,008
-----------------------------------------------------------------------------------------------
   Total recoveries                              2,189     1,383     1,439     1,594     2,314
-----------------------------------------------------------------------------------------------
   Net loans and leases charged-off             20,182     6,414     5,271     5,135     3,687
Allowance related to purchase
   acquisitions                                    505       525         -         -         -
Provision for loan and lease losses             31,929    10,143     6,896     6,922     5,095
-----------------------------------------------------------------------------------------------
Balance at December 31                         $44,746   $32,494   $28,240   $26,615   $24,828
===============================================================================================
Allowance for loan and lease losses to loans
 and leases outstanding at end of year            1.91%     1.45%     1.47%     1.61%     1.65%
Net charge-offs to average loans and leases
 outstanding                                      0.87%     0.31%     0.30%     0.33%     0.26%
===============================================================================================

Several significant risk factors impacted the allowance for loan and lease losses, the provision for loan and lease losses, net loan and lease charge-offs (net charge offs) and non-performing loans and leases in 2001. During 2001 the Company continued to increase its loan and lease portfolio with particular emphasis in commercial and consumer lending. Commercial and consumer lending inherently possess higher credit risk as compared to many other loan types such as residential real estate lending. As discussed above, the commercial and agricultural loan portfolio increased $41.7 million or 7.7% from December 31, 2000 to December 31, 2001, and makes up 25.0% of the total loan and lease portfolio at December 31, 2001 as compared to 24.1% at December 31, 2000 and 19.3% at December 31, 1999. The consumer loan portfolio grew $29.3 million or

8.2% from December 31, 2000 to December 31, 2001 and now makes up 16.6% of the total loan portfolio at December 31, 2001 as compared to 15.9% at December 31, 2000 and 16.6% at December 31, 1999. See Table 3 for the Composition of the Loan Portfolio.

The Company's strategic focus on loan growth, particularly in commercial lending, was also a focus of the banks acquired by the Company in 2001 and 2000; CNB Bank, LA Bank, NA and Pioneer American Bank, NA (see also Mergers and Acquisition). These acquired banks underwrote numerous commercial related loans prior to merging with the Company, based upon their respective underwriting processes and analysis, including several larger credits which have become non-performing in 2001. Additionally, CNB Financial significantly increased its consumer loan portfolio in recent years. Accordingly, the Company's loan growth in general, in particular the growth in higher credit risk loan types, combined with the fact that the recently acquired banks appeared to have used generally less conservative underwriting and monitoring standards increased the inherent risk of loss in the loan and lease portfolio.

As the Company's loan and lease portfolio has continued to grow and the loan mix has continued to move in the direction of higher credit risk, the economy in the Company's market areas took a dramatic turn for the worse in 2001, especially in the second half of 2001. This sudden economic down turn came at a particularly bad time for the Company given the recent growth in the Company's higher credit risk loan types. The recession experienced in the Company's market areas is consistent with what has been experienced by the national economy throughout 2001 and has resulted in, among other things, significant reductions in many borrowers' revenues and cash flows as well as reduced valuations for certain real estate and other collateral. In fact, certain large commercial relationships in the Company's portfolio reported significant deterioration in the later part of 2001, primarily due to the economic recession.


Additionally, as noted above, the recently acquired banks appeared to have generally less conservative underwriting and monitoring standards that made certain of the relationships originated by these acquired banks more susceptible to being negatively impacted by the 2001 economic downturn.

During 2001, the Company completed the integration process with respect to the Pennstar banking division (formerly LA Bank, N.A. and Pioneer American Bank N.A.) and has made significant progress in its integration efforts with the recently merged CNB banking division. The integration process included bringing these banking divisions' credit administration practices in line with the Bank's policies, adopting the Bank's credit risk grading system, and upgrading numerous commercial real estate and other collateral appraisals. At December 31, 2001, the credit administration function of the Pennstar and CNB banking divisions, including workout and collections, has been consolidated and standardized using the Bank model, and key personnel from the Bank's commercial lending area have been installed at Pennstar and CNB to oversee the lending operations of the respective divisions.

As a result of the economic downturn, and the integration processes with respect to recently merged banks discussed above, the Company performed an extensive review of its loan portfolio during 2001. This review focused on consistency in the identification and classification of problematic loans and the measurement of loss exposure on individual loans, especially in light of the generally weakened financial performance of borrowers caused by the economic downturn and reduced collateral values.

Non-performing loans increased from $26.2 million at December 31, 2000 to $43.8 million at December 31, 2001. The vast majority, approximately 92%, of non-performing loans are in the non-accrual category. Within non-accrual loans, all loan types experienced significant increases, however, the largest increase was in the commercial and agricultural loans. Commercial and agricultural non-accrual loans, increased $17.3 million from $14.1 million at December 31, 2000 to $31.4 million at December 31, 2001. Consumer non-accrual loans also significantly increased from $2.4 million at December 31, 2000 to $3.7 million at December 31, 2001. While there have been numerous loans added to the non-accruing loan category, approximately $12.9 million of the total non-accruing loans is made up of 6 loan relationships. Management believes that the allowance for loan losses related to these relationships as well as nonperforming loans is adequate at December 31, 2001.

The total allowance for loan and lease losses is 102.2% of non-performing loans at December 31, 2001 as compared to 124.1% at December 31, 2000. While loans and leases classified as non-performing have a strong likelihood of experiencing a loss, substantially all non-performing loans are collateralized, many to a reasonably high percentage of the outstanding loan balance. As such, it is unlikely that 100% of the balance of non-performing loans will result in a loss to the Company. However, if the current economic recession results in further deterioration of collateral values, loss exposure on all loans and leases could increase.

Impaired loans, which primarily consist of non-accruing commercial type loans and all loans restructured in a troubled debt restructuring, also increased significantly, totaling $32.0 million at December 31, 2001 as compared to $14.7 million at December 31, 2000. The related allowance for these impaired loans is $1.4 million or 4.4% of the impaired loans at December 31, 2001 as compared to $1.5 million and 10.2%, respectively, at December 31, 2000. At December 31, 2001 and 2000 there were $29.8 million and $10.8 million, respectively, of impaired loans which did not have an allowance for loan losses due to the adequacy of their collateral or previous charge offs.

Non-performing loans are expected to remain at levels higher than historically experienced. Non-accrual loans will negatively impact interest income in 2002. Management intends to work closely with borrowers to monitor and improve credit classifications. The Company does anticipate some migration of non-performing loans from the non-accrual category to the troubled debt restructuring category, as the Company works to resolve troubled loans. Furthermore, management expects that the level of loan growth recently experienced will slow down in 2002 due to the economic downturn in the Company's market areas and management's focus on positively resolving current problematic loans.

For the same reasons that non-performing loans increased in 2001, the Company also experienced a significant increase in net charge-offs in 2001 as compared to 2000. Net charge-offs in 2001 increased $13.8 million to $20.2 million from $6.4 in 2000. Consistent with the above, the increased net charge-offs was primarily in the commercial and agricultural portfolio, where net charge-offs were $16.0 million in 2001 as compared to $3.4 million in 2000. Net charge offs of consumer loans and leases also experienced a significant increase in 2001 as compared to 2000. Net charge-offs as a percentage of average loans and leases and leases was .87% in 2001 as compared to .31% in 2000. While management does not anticipate any significant increase in net charge-offs in 2002, future net charge-offs are expected to be greater than historical charge-offs levels prior to 2001.

As a result of the growth in the loan and lease portfolio, particularly the growth in higher credit risk loan types, combined with the fact that recently acquired banks appeared to have used generally less conservative underwriting and monitoring standards, the significant downturn in economic conditions in the Company's market areas as well as the significant increases in non-performing loans and net charge offs, the Company increased its provision for loan and lease losses to $31.9 million for 2001 from $10.1 million in 2000.

The allowance for loan and lease losses increased from $32.5 million at December 31, 2000, or 1.45% of total loans and leases, to $44.7 million at December 31, 2001, or 1.91%. Management believes that the level of non-performing loans, the allowance for loan and lease losses and net charge offs experienced in 2001 are reflective of the credit risk inherent in the current loan portfolio. Based upon a thorough analysis of the inherent risk of loss in the Company's current loan portfolio, management believes that the allowance for loan and lease losses at December 31, 2001 is adequate. However, should the current economic recession be prolonged or worsen, non-performing loans, net charge offs and provisions for loan and lease losses may increase.

The following table sets forth the allocation of the allowance for loan losses by category, as well as the percentage of loans and leases in each category to total loans and leases, as prepared by the Company. This allocation is based on management's assessment of the risk characteristics of each of the component parts of the total loan portfolio as of a given point in time and is subject to changes as and when the risk factors of each such component part change. The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. The following table sets forth the allocation of the allowance for loan losses by loan category.

TABLE 9
ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES
---------------------------------------------------------------------------------------------------------------------------
December 31,                    2001                2000                1999                1998               1997
---------------------------------------------------------------------------------------------------------------------------
                                   CATEGORY            Category            Category            Category            Category
                                   PERCENT             Percent             Percent             Percent             Percent
                                     OF                  of                  of                  of                  of
(dollars in thousands)  ALLOWANCE   LOANS   Allowance   Loans   Allowance   Loans   Allowance   Loans   Allowance   Loans
---------------------------------------------------------------------------------------------------------------------------
Commercial
 and agricultural       $   34,682     85%  $   20,510     72%  $   14,115     62%  $   12,728     62%  $    9,961     62%
Real estate
 mortgages                   1,611      4%       1,669      6%       2,506     11%       1,621      8%       1,548     10%
Consumer                     4,626     11%       6,379     22%       6,270     27%       6,304     30%       4,583     28%
Unallocated                  3,827      -        3,936      -        5,349      -        5,962      -        8,736      -
---------------------------------------------------------------------------------------------------------------------------
Total                   $   44,746    100%  $   32,494    100%  $   28,240    100%  $   26,615    100%  $   24,828    100%
===========================================================================================================================

In addition to the nonperforming loans discussed above, the Company has also identified approximately $48.6 million in potential problem loans at December 31, 2001 as compared to $26.1 million at December 31, 2000. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the
Company's loan rating system as "substandard."   At December 31, 2001, potential
problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

At December 31, 2001, approximately 52.8% of the Company's loans are secured by real estate located in central and northern New York and northeastern Pennsylvania, respectively. Accordingly, the ultimate collectibility of a substantial portion of the Company's portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

LIQUIDITY  RISK

Liquidity involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset Liability Committee (ALCO) is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity policies must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans and leases grow, deposits and securities mature, and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions.

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At December 31, 2001, the Company's Basic Surplus measurement was 9.4% of total assets, which was above the Company's minimum of 5% set forth in its liquidity policies. Accordingly, the Company has purchased brokered time deposits, established borrowing facilities with other banks (Federal funds), including the Federal Home Loan Bank of New York (short and long-term borrowings which are denoted as advances), and has entered into repurchase agreements with investment companies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At December 31, 2001, the Company considered its Basic Surplus adequate to meet liquidity needs.

At December 31, 2001, a large percentage of the Company's loans and securities are pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company's ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

OFF-BALANCE SHEET RISK

Commitments to Extend Credit

The Company makes contractual commitments to extend credit and unused lines of credit which are subject to the Company's credit approval and monitoring procedures. At December 31, 2001 and 2000, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $704.7 million and $394.7 million, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit, that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit expire within one year.

Stand-By Letters of Credit

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At December 31, 2001 and 2000, outstanding stand-by letters of credit were approximately $21.1 million and $6.2 million, respectively. The following table sets forth the commitment expiration period for stand-by-letters of credit at December 31, 2001:

Within one year                    $ 3,628
After one but within three years     3,238
After three but within five years   14,206
                                   -------
  Total                            $21,072
                                   =======

RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers, and other related parties. Such loans, in management's opinion, do not present more than the normal risk of collectibility or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties at December 31, 2001 and 2000 were $6.3 million and $6.8 million, respectively.

The Company has entered into repurchase agreements with entities which have certain executive officers who are directors and significant stockholders of the Company. These repurchase agreements are entered into in the ordinary course of business at market terms. These repurchase agreements resulted in approximately $25.4 million and $18.1 million being owed to these entities at December 31, 2001 and 2000, respectively.

The law firm of Kowalczyk, Tolles, Deery and Johnston, of which Director Andrew
S. Kowalczyk, Jr., is a partner, provides legal services to us and NBT Bank from time to time as does the law firm of Harris Beach LLP, of which Director William
L. Owens is a partner. The law firm of Needle, Goldenziel and Pascale, of which Director Gene Goldenziel is a partner, provides legal services to us from time to time as does the law firm of Oliver, Price & Rhodes of which Director Paul Horger is a partner.

CAPITAL RESOURCES

Consistent with its goal to operate a sound and profitable financial institution, the Company actively seeks to maintain a "well-capitalized" institution in accordance with regulatory standards. The principal source of capital to the Company is earnings retention. The Company's capital measurements are in excess of both regulatory minimum guidelines and meet the requirements to be considered well capitalized.

The Company's principal source of funds to pay interest on its capital securities and pay cash dividends to its shareholders is dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. The payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. The Bank's dividends to the Company over years 2000 and 2001 exceeded net income during those years. Therefore, the Bank's first quarter 2002 dividends exceeded the OCC dividend limitations, and the Bank requested and received OCC approval to pay this dividend to the Company. The Bank anticipates that it will require approval for its second quarter 2002 dividend as well. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

NONINTEREST  INCOME  AND  EXPENSES

NONINTEREST  INCOME

Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations. The following table sets forth information by category of noninterest income for the years indicated:

                                        YEARS ENDED DECEMBER 31,

                                        2001      2000     1999
                                      --------  --------  -------
(in thousands)
Service charges on deposit accounts   $12,756   $10,193   $ 9,278
Broker/dealer and insurance revenue     4,500     2,723        46
Trust                                   3,958     4,047     3,959
Other                                   9,245     7,891     8,044
                                      --------  --------  -------
Total recurring                        30,459    24,854    21,327

Net securities (losses) gains          (7,692)   (2,273)    1,000
Gain on sale of branch building         1,367         -         -
                                      --------  --------  -------
Total                                 $24,134   $22,581   $22,327
                                      ========  ========  =======

Total recurring noninterest income increased to $30.5 million in 2001, compared to $24.9 million in 2000 and $21.3 million in 1999. The increase in recurring noninterest income resulted primarily from a $2.6 million increase in service charges on deposit accounts, $1.8 million increase in broker/dealer fees and a $1.3 million increase in other income. The increase in service charges on deposit accounts resulted primarily from the Company's branch network growth combined with an increase in fees.

The increase in broker/dealer fees and insurance revenue reflects twelve full months of revenue from the Company's broker/dealer, M. Griffith, Inc., which was acquired in May 2000. Revenues from M. Griffith, Inc. totaled $3.8 million in 2001, compared to $2.7 million in 2000. Additionally, the Company's insurance agency and financial services provider, Colonial Financial Services, Inc., which started operating in June 2001, contributed to the increase in revenue as well. Revenues for Colonial Financial Services, Inc. for 2001 totaled $621,000.

Income from trust services decreased slightly in 2001 when compared to 2000. The decrease is primarily attributable to a decrease in the market value of the assets held by the Company in a fiduciary capacity. The decrease in the market value of assets held by the Company in a fiduciary capacity resulted from the decline in all the major stock indexes during 2001. Trust income is primarily derived from contractual rates applied to the balances of trust accounts, and as market values declined, trust income did not experience growth despite an increase in the number of accounts managed. The number of accounts managed by the Company's Trust Department increased from 1,577 at December 31, 2000 to 1,629 at December 31, 2001.

The increase in other income resulted primarily from increases in ATM fees and other banking fees. Total ATM fees and other banking fees amounted to $4.4 million and $1.6 million, respectively, for 2001 compared to $3.8 million and $639,000, respectively, for 2000. The increase in ATM fees resulted from the combination of an increase in ATMs deployed and increases in ATM convenience fees. The increase in banking fees resulted primarily from the continued focus in business banking activities.

Transactions excluded from recurring noninterest income were net securities losses of $7.7 million in 2001 compared to $2.3 million in 2000 and a gain on sale of a branch building totaling $1.4 million in 2001. The increase in net securities losses in 2001 resulted primarily from charges totaling $8.3 million taken for the other-than-temporary impairment of certain securities compared to $3.5 million in 2000, as discussed above.

NONINTEREST  EXPENSE

Noninterest expenses are also an important factor in the Company's results of operations. The following table sets forth the major components of noninterest expense for the years indicated:

                                                 YEARS ENDED DECEMBER 31,

                                                 2001      2000     1999
                                               --------  --------  -------
(in thousands)
Salaries and employee benefits                 $ 48,419  $ 44,802  $40,527
Occupancy                                         8,704     7,761    6,804
Equipment                                         7,228     7,271    7,046
Data processing and communications               10,690     8,206    7,544
Professional fees and outside services            6,338     5,082    4,252
Office supplies and postage                       4,639     3,976    4,106
Amortization of intangible assets                 4,248     3,049    1,764
Capital securities                                1,278     1,633      582
Residual value lease losses                       3,529       664       27
Other                                            13,338    13,065   11,292
                                               --------  --------  -------
Total recurring noninterest expense             108,411    95,509   83,944
Merger, acquisition and reorganization costs     15,322    23,625      835
Certain deposit overdraft write-offs              2,125         -        -
                                               --------  --------  -------
Total noninterest expense                      $125,858  $119,134  $84,779
                                               ========  ========  =======


For 2001, recurring noninterest expense increased $12.9 million, or 13.5%, to $108.4 million compared to $95.5 million in 2000. This increase was due to several factors. Expenses for data processing and communications and professional fees and outside services increased period-over-period by $3.7 million or 28.1%, principally due to the Company's expanded branch network, costs associated with enhanced technologies and expanded data processing volume capacities resulting from recent data processing conversions. It is anticipated that the expanded data processing capacity will allow the Company to reduce data processing costs in 2002.

Salaries and employee benefits expense increased $3.6 million, or 8.1%, to $48.4 million compared to $44.8 million in 2000. Occupancy expense increased $943,000, or 12.2%, to $8.7 million compared to $7.8 million in 2000. The increases in salaries and employee benefits expense and occupancy expense resulted primarily from twelve full months of expenses in 2001 from the eight branches and the Company's broker/dealer, M. Griffith, Inc., all of which were acquired during 2000, and an increase in expense resulting from the acquisition of FNB Bancorp, Inc. on June 1, 2001.

Office supplies and postage increased from $4.0 million in 2000 to $4.6 million in 2001. The increase resulted primarily from the growth of the Company's branch network during 2000 and 2001. Capitals securities expense decreased from $1.6 million in 2000 to $1.3 million in 2001. The decrease resulted from a decrease during 2001 in the index the capital securities interest rate is tied to.

Residual value lease losses increased from $664,000 in 2000 to $3.5 million in 2001. The increase was due to the charge taken for the other-than-temporary impairment of residual values of leased automobiles in 2001. There was an increase in expenses relating to the amortization of intangible assets from certain recently completed acquisitions. Amortization expenses increased $1.2 million for the twelve months ended December 31, 2001 as compared to 2000. As a result of the adoption of SFAS No. 142 on January 1, 2002, amortization of intangible assets is expected to be lower in 2002. See "New Accounting Pronouncement - Business Combinations and Goodwill and Other Intangible Assets".

Merger, acquisition and reorganization costs amounted to $15.3 million in 2001 compared to $23.6 million in 2000. The Company completed one merger and one acquisition in 2001 and completed two mergers, one acquisition, and purchased 8 branches in 2000. Additionally, in 2000, the Company cancelled one proposed merger. During 2001, the Company recognized $2.1 million in deposit overdraft write-offs related to two large check-kiting incidents.

INCOME  TAXES

In 2001, income tax expense was $542,000, as compared to $6.5 million in 2000 and $16.0 million in 1999. The Company's effective tax rate was 12.7%, 31.6%, and 33.0% in 2001, 2000, and 1999, respectively. The decrease in the effective tax rate during 2001 is primarily the result of lower net income before tax, which resulted in a greater benefit, on a percentage basis, from permanent non-taxable items such as tax-exempt interest.

2000 OPERATING RESULTS AS COMPARED TO 1999 OPERATING RESULTS

NET INTEREST INCOME

Net interest income for 2000 on a FTE basis was $131.5 million, up from $122.1 million in 1999. The increase was primarily the result of the increase in average earning assets of $387.3 million offset somewhat by a decrease in the Company's net interest margin from 4.23% for 1999 to 4.02% for 2000. The decrease in net interest margin in 2000 when compared to 1999 primarily resulted from interest bearing liabilities repricing faster than earning assets resulting from the rising rate environment prevalent for most of 2000.
EARNING ASSETS

Total average earning assets increased $387.3 million, from $2.9 billion in 1999 to $3.3 billion in 2000. The increase was primarily the result of loan growth of $319.0 million, particularly in commercial loan types, and an increase in securities of $91.8 million. The increase in earning assets in 2000 was primarily funded from an increase in deposits, which were assumed from various branch acquisitions in 1999 and 2000 as well as an increase in borrowings. Interest income increased $39.5 million, from $225.0 million in 1999 to $264.5 million in 2000. The increase in interest income was caused by increases in earning assets and yields. The yield on earning assets increased from 7.79% in 1999 to 8.08% in 2000. The increase in yield was primarily the result of the rising interest rate environment that prevailed for most of 2000.

LOANS AND LEASES AND CORRESPONDING INTEREST AND FEES ON LOANS

The average balance of loans and leases increased from $1.8 billion in 1999 to $2.1 billion in 2000. The yield on average loans and leases increased from 8.49% in 1999 to 8.71% in 2000, as a rising interest rate environment prevailed for much of 2000. The increase in the average balance of loans and leases, coupled with the increase in yields, caused interest income on loans and leases to increase $31.8 million, or 21.1%, from $150.5 million in 1999 to $182.3 million in 2000. Total loans and leases were $2.2 billion at December 31, 2000, up from $1.9 billion at December 31, 1999. The increase in loans and leases was primarily in the commercial and consumer loan types. Commercial and agricultural loans were $543.1 million at December 31, 2000, up $171.2 million or 46.0% from December 31, 1999. Home equity loans increased $79.9 million to $219.4 million at December 31, 2000. Consumer loans increased $37.1 million, or 11.5%, to $357.8 million at December 31, 2000 as compared to December 31, 1999.

SECURITIES AND CORRESPONDING INTEREST AND DIVIDEND INCOME

The average balance of securities available for sale was $1.0 billion during 2000, which is an increase of $128.4 million from $889.2 million in 1999. The increase is primarily the result of investing excess funds from deposits assumed from branch transactions during 1999 and 2000. The yield on average securities available for sale was 6.97% in 2000 compared to 6.77% in 1999. The increase in the average balance, coupled with the increase in yield, resulted in an increase in interest income on securities available for sale of $10.0 million, from $60.9 million in 1999 to $70.9 million in 2000.

The average balance of securities held to maturity was $117.5 million during 2000, which is a decrease of $36.6 million, from $154.1 million in 1999. The decrease was primarily a result of Central National Bank transferring all of its investment securities held to maturity to securities available for sale in 1999. The transfer was made for asset/liability management purposes and to allow CNB flexibility with certain tax planning strategies. Subsequent to this transfer, CNB no longer maintained a held to maturity portfolio. The yield on securities held to maturity was 6.88% in 2000 compared to 6.56% in 1999.

FUNDING SOURCES AND CORRESPONDING INTEREST EXPENSE

DEPOSITS

Average interest bearing deposits increased $297.3 million during 2000, to $2.4 billion compared to $2.1 billion in 1999. The increase in interest bearing deposits resulted primarily from the 3 branch acquisitions in 2000 and 1999. The Company purchased approximately $133.7 million in deposits in conjunction with the purchase of branches from Mellon Bank and Sovereign Bank in June and November of 2000, respectively. In August of 1999, the Company purchased approximately $156.5 million in deposits in conjunction with the purchase of branches from Astoria Federal Savings and Loan Association.

The average rate paid on interest bearing deposits increased from 4.00% in 1999 to 4.54% in 2000. The increase in the average rate paid was primarily attributable to time deposits, which are the most expensive interest bearing deposits. The average rate paid on time deposits during 2000 was 5.72%, as compared to 5.11% during 1999. Time deposits also made up a greater percentage of total interest bearing liabilities. During 1999, time deposits were 58.5% of interest bearing deposits, while in 2000, time deposits made up 61.0% of total interest bearing deposits. The increase in the average rates paid for interest bearing deposits during 2000 was also consistent with the rising interest rate environment that prevailed for most of the year. The increase in the average balance of interest bearing time deposits, coupled with the increase in the average rate paid, caused interest expense on interest bearing deposits to increase $24.8 million, from $82.5 million in 1999 to $107.3 million in 2000.

BORROWINGS

Average short-term borrowings increased from $145.4 million in 1999 to $194.9 million in 2000. Consistent with the increasing interest rate environment during most of 2000, the average rate paid also increased from 5.00% in 1999 to 6.13% in 2000. The increase in the average balance combined with the increase in the average rate paid caused interest expense on short-term borrowings to increase $4.6 million from $7.3 million in 1999 to $11.9 million in 2000. Average long-term debt increased $6.8 million, from $238.6 million in 1999 to $245.4 million in 2000.

CREDIT RISK

Nonperforming loans at December 31, 2000 were $26.2 million as compared to $16.6 million at December 31, 1999. This increase is primarily the result of the beginning of the process of integrating newly acquired banks into the Company given the Company's more conservative approach to identifying and resolving nonperforming loans. Net charge-offs increased during 2000 by $1.1 million, to $6.4 million for the year. The increase in net charge-offs was primarily in the area of commercial and agricultural loans. This increase was consistent with the increase in commercial and agricultural loans discussed above. The provision for loan and lease losses in 2000 was $10.1 million, as compared to $6.9 million in 1999. The increase in the provision in 2000 as compared to 1999 was primarily due to the increase in the total loan and lease portfolio, the mix of the portfolio, the increase in nonperforming loans and leases, and net loan and lease charge-offs. The allowance as a percentage of loans and leases outstanding was 1.45% at December 31, 2000 and 1.47% at December 31, 1999.

NONINTEREST INCOME

Recurring noninterest income, as presented above, increased $3.6 million, from $21.3 million in 1999 to $24.9 million in 2000. The $3.6 million, or 16.9%, increase in 2000 is primarily the result of an increase in broker/dealer fees of approximately $2.7 million. The increase in broker/dealer fees is the direct result of the Company's acquisition of M. Griffith, Inc., a full service broker/dealer and registered investment advisor, on May 5, 2000. Service charges on deposit accounts increased $915,000, from $9.3 million in 1999 to $10.2 million in 2000. The increase in service charges on deposit accounts resulted primarily from the branch acquisitions in 1999 and 2000. All other categories of recurring noninterest income remained consistent from 1999 to 2000. Net securities losses totaled $2.3 million in 2000 as compared to $1.0 million in gains in 1999. The net securities losses in 2001 resulted primarily from the $3.5 million in charges taken for the other-than-temporary impairment of certain securities.

NONINTEREST EXPENSE

For 2000, recurring noninterest expense, as presented above, increased $11.6 million, or 13.8%, to $95.5 million compared to $83.9 million in 1999. This increase was due to several factors. Salaries and employee benefits expense increased $4.3 million, or 10.6%, to $44.8 million compared to $40.5 million in 1999. The increase in salaries and employee benefits expense resulted primarily from the eight branches and the Company's broker/dealer, M. Griffith, Inc., which were acquired during 2000, and a full twelve months of expense in 2000 resulting from the acquisition of 5 branches from Astoria in August of 1999.

Residual value lease losses increased $637,000, from $27,000 for 1999 to $664,000 in 2000. The increase is primarily attributable to a $595,000 charge taken in 2000 due to a decline in residual values of leased vehicles considered to be other-than-temporary.

Other operating expenses increased $1.8 million, or 15.7%, to $13.1 million in 2000 from $11.3 million in 1999. The increase on other operating expenses resulted primarily from advertising expense, which increased $840,000 in 2000 when compared to 1999. The increase in advertising expense primarily resulted from advertising campaigns associated with the new branches the Company acquired in 2000 and 1999.

Capital securities expense increased $1.0 million, to $1.6 million in 2000 from $582,000 in 1999. The increase in capital securities expense reflects a full twelve months of expense in 2000 from the obligations issued by the Company in August 1999. Lastly, there was an increase in expenses relating to the amortization of intangible assets due to certain of the recently completed acquisitions. Amortization expense increased $1.2 million from $1.8 million in 1999 to $3.0 million in 2000.

IMPACT OF INFLATION AND CHANGING PRICES

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Company's operations. Unlike most industrial companies, nearly all assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction of, or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

NEW ACCOUNTING PRONOUNCEMENT - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company has certain embedded derivative instruments related to a deposit product and two debt securities that have costs and returns linked to the performance of the NASDAQ 100 index. Management determined that these debt securities and the deposit product do not qualify for hedge accounting under SFAS No. 133. The embedded derivatives have been separated from the underlying host instruments for financial reporting purposes and accounted for at fair value. In connection with the adoption of SFAS No. 133 as of January 1, 2001, the Company recorded a charge to earnings for a transition adjustment of $159,000 ($95,000, after-tax) for the net impact of recording these embedded derivatives on the consolidated balance sheet at fair value. Due to the insignificance of the amount, the transition adjustment is not reflected as a cumulative effect of a change in accounting principle or the consolidated statement of income for the year ended December 31, 2001 but is instead recorded in net securities losses.

The total amortized cost and estimated fair value of these two debt securities (including the embedded derivatives, which are classified in the consolidated balance sheet with the underlying host instrument) is $6.2 million and $6.2 million, respectively, at December 31, 2001 and $7.0 and $6.7, respectively, at December 31, 2000. The securities' rate of return is based on an original NASDAQ 100 index value, with the index value resetting annually over a five-year period. The rate or return is capped on these debt securities as follows:
$3.000 million have a 35% annual rate of return cap and $4.000 million have a 25% annual rate of return cap. The $4.000 million security has a guaranteed rate of return of 2% regardless of the performance of the NASDAQ 100 index over its five year period. The securities are scheduled to mature in 2005 and the Company is guaranteed to receive the face value of the securities at maturity. These two debt securities are valued similar to zero coupon bonds coupled with the value of NASDAQ 100 futures contracts. The primary purpose of these debt securities is to provide a certain level of hedging related to a deposit product the Company offered in 2000 that has similar characteristics to the bonds. The two debt securities were sold in 2002 approximating their carrying values at December 31, 2001.

As of December 31, 2001 and 2000, the face value of the NASDAQ 100 deposit product was $1.3 million and $1.4 million, respectively, with an estimated fair value (including the embedded derivative, which is classified in the consolidated balance sheet with the underlying host instrument) of $1.0 million and $1.2 million, respectively. The NASDAQ 100 deposit product is a five year certificate of deposit with a maturity date in July 2005. The deposit's interest rate is based on an original NASDAQ 100 index value, with the index value resetting annually over a five-year period. The maximum annual interest rate is 20%, and the Company has guaranteed the return of the original deposit balance to the customer (i.e. the minimum rate for the five period cannot be negative). The Company does not currently offer the NASDAQ 100 deposit product and does not currently intend to re-introduce this product in the foreseeable future.

As of January 1, 2001, the Company had recorded on its consolidated balance sheet an asset of $800,000 and a liability of $160,000 representing the estimated fair values of both embedded derivatives related to the debt securities and time deposit product, respectively, linked to the NASDAQ 100 index. During the year ended December 31, 2001, the Company recorded a $640,000 net loss related to the adjustment of the embedded derivatives to estimated fair value, which was recorded in net gain (loss) on securities transactions on the consolidated statement of income. As of December 31, 2001, both the embedded derivatives related to the debt securities and time deposit product linked to the NASDAQ 100 index were completely written-off as these embedded derivatives had no value.

At December 31, 2001, the Company has no other derivatives as currently defined by SFAS No. 133.

NEW ACCOUNTING PRONOUNCEMENT - ACCOUNTING FOR CERTAIN TRANSITIONS INVOLVING STOCK COMPENSATION

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". FASB Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues. The adoption of this Interpretation on July 1, 2000 did not have a material effect on the Company's consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENT - ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

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

NEW ACCOUNTING PRONOUNCEMENT - BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, the provisions of Statement No. 141 apply to all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Effective January 1, 2002, SFAS No. 121 was superceded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Currently, the FASB has stated that the unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, should continue to be accounted for under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Under SFAS No. 72, all of the intangible assets associated with branch acquisitions recorded on the Company's consolidated balance sheet as of December 31, 2001 will continue to be amortized. The FASB has announced that additional research will be performed to decide whether unidentifiable intangible assets recorded under SFAS No. 72 should be accounted for similarly to goodwill under SFAS No.
142. However, issuance of final opinion with respect to this matter is not expected until the fourth quarter of 2002.

The Company adopted the provisions of Statement 141 in 2001. The adoption of this Statement did not have an impact on the Company's consolidated financial statements. The Company is required to adopt the provisions of Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of Statement 142.

SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible assets is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption based upon criteria contained in SFAS No. 142. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income. At this time, the Company has not completed its transitional goodwill impairment evaluation. However, the Company does not anticipate there will be any significant transitional impairment losses from the adoption of SFAS No. 142.

Prior to the adoption of SFAS No. 142, goodwill and other intangible assets were being amortized on a straight-line basis over periods ranging from 10 years to 25 years from the acquisition date. The Company reviewed goodwill and other intangible assets on a periodic basis for events or changes in circumstances that may have indicated that the carrying amount of goodwill was not recoverable.

At December 31, 2001, the Company had unamortized goodwill related to its acquisitions of First National Bancorp, Inc. (FNB) in June 2001, M. Griffith Inc. in May 2000 (see note 2) and other bank acquisitions totaling $15.5 million. The amortization of this goodwill amounted to $.8 million for the year ended December 31, 2001 ($1.0 million when annualized for a full year's amortization of the FNB goodwill). In accordance with SFAS No. 142, the Company will no longer amortize this goodwill subsequent to December 31, 2001, which will reduce non-interest expenses by $.8 million in 2002, as compared to 2001.

At December 31, 2001, the Company had unidentified intangible assets accounted for under SFAS No. 72 of approximately $33.0 million related to various branch acquisitions (see note 2). This intangible asset is currently excluded for the scope of SFAS No. 142. The amortization expense related to these unidentified intangible assets totaled $2.7 million for the year ended December 31, 2001. As noted above, while the FASB is reconsidering the exclusion of this type of intangible asset from the scope of SFAS No. 142, at the present time this intangible asset will continue to be amortized.

At December 31, 2001, the Company had core deposit intangible assets related to various branch acquisitions of $2.2 million. The amortization of these intangible assets amounted to $.7 million during the years ended December 31, 2001. In accordance with SFAS No. 142, these intangible assets will continue to be amortized.

NEW ACCOUNTING PRONOUNCEMENT - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

On August 16, 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." Statement 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 applies to all entities. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under this Statement, the liability is discounted and the accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The FASB issued this Statement to provide consistency for the accounting and reporting of liabilities associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. The Company does not expect a material impact on its consolidated financial statements when this Statement is adopted.

NEW ACCOUNTING PRONOUNCEMENT - ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

On October 3, 2001, The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by broadening the presentation of discontinued operations to include more disposal transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement are to be applied prospectively. The Company does not expect a material impact on its consolidated financial statements when this Statement is adopted.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

In an attempt to manage the Company's exposure to changes in interest rates, management monitors the Company's interest rate risk. Management's asset/liability committee (ALCO) meets monthly to review the Company's interest rate risk position and profitability, and to recommend strategies for consideration by the Board of Directors. Management also reviews loan and deposit pricing, and the Company's securities portfolio, formulates investment and funding strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing the net interest margin. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to changes in interest rates and fluctuations in the difference between long- and short-term interest rates.

The primary tool utilized by ALCO to manage interest rate risk is a balance sheet/income statement simulation model (interest rate sensitivity analysis). Information such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed), and current rates is uploaded into the model to create an ending balance sheet. In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and leases and mortgage related investment securities along with any optionality within the deposits and borrowings.

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period. A second and third model are run in which a gradual increase of 200 bp and a gradual decrease of 150 bp takes place over a 12 month period. A fourth and fifth model are run in which a gradual increase and decrease, respectively, of 100 bp takes place over a 12 month period. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

In the declining rate scenarios, net interest income is projected to remain relatively unchanged when compared to the flat rate scenario through the simulation period. The level of net interest income remaining unchanged is a result of adjustable rate loans repricing, and increased cash flow as a result of higher prepayments on loans reinvested at lower market rates, callable securities reinvested at lower market rates offset by continued time deposits re-pricing downward.

In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario. Net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing.

Net interest income for the next twelve months in a + 200/- 150 bp scenario is within the internal policy risk limits of a not more than a 5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12 month period from the forecasted net interest income in the flat rate scenario using the December 31, 2001 balance sheet position:


          INTEREST RATE SENSITIVITY ANALYSIS
          ---------------------------------------------------------
          Change in interest rates                Percent change in
          (in basis points)                     net interest income
          ---------------------------------------------------------
          +200                                              (1.54%)
          +100                                              (0.63%)
          -100                                                0.16%
          -150                                              (0.01%)
          ---------------------------------------------------------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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




/s/ Daryl R. Forsythe

Daryl R. Forsythe
President and Chief Executive Officer





/s/ Michael J. Chewens

Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer and Corporate Secretary

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
NBT Bancorp Inc.:


We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended
December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                           /s/  KPMG LLP

Albany, New York
January 28, 2002

                                NBT BANCORP INC.  AND SUBSIDIARIES

                                   Consolidated Balance Sheets

                                    December 31, 2001 and 2000

                         (in thousands, except share and per share data)


                             ASSETS                                          2001         2000
                                                                          -----------  ----------
Cash and due from banks                                                   $  123,201     114,848
Short term interest bearing accounts                                           6,756      15,595
Trading securities, at fair value                                                126      20,540
Securities available for sale, at fair value                                 909,341     936,757
Securities held to maturity (fair value $101,495 and $109,835)               101,604     110,415
Federal Reserve and Federal Home Loan Bank stock                              21,784      31,686
Loans and leases                                                           2,339,636   2,247,655
Less allowance for loan and lease losses                                      44,746      32,494
                                                                          -----------  ----------
        Net loans and leases                                               2,294,890   2,215,161

Premises and equipment, net                                                   62,685      56,116
Goodwill and intangible assets, net                                           50,688      45,908
Other assets                                                                  67,127      58,480
                                                                          -----------  ----------
        Total assets                                                      $3,638,202   3,605,506
                                                                          ===========  ==========

         LIABILITIES, GUARANTEED PREFERRED BENEFICIAL
          INTERESTS IN COMPANY'S JUNIOR SUBORDINATE
             DEBENTURES AND STOCKHOLDERS' EQUITY

Deposits:
  Demand (noninterest bearing)                                            $  431,407     372,181
  Savings, NOW, and money market                                           1,097,156     970,859
  Time                                                                     1,387,049   1,500,828
                                                                          -----------  ----------
        Total deposits                                                     2,915,612   2,843,868

Short-term borrowings                                                        122,013     184,704
Long-term debt                                                               272,331     240,529
Other liabilities                                                             44,891      49,764
                                                                          -----------  ----------
        Total liabilities                                                  3,354,847   3,318,865
                                                                          -----------  ----------

Guaranteed preferred beneficial interests in Company's junior
  subordinate debentures ("capital securities")                               17,000      17,000

Stockholders' equity:
  Preferred stock, $0.01 par at December 31, 2001 and 2000;
    shares authorized - 2,500,000
  Common stock, $0.01 par value
    and 30,000,000 shares authorized at December 31, 2001
    and 2000; issued 34,252,661 and 33,205,742 at December 31, 2001
    and 2000, respectively                                                       343         332
  Additional paid-in-capital                                                 209,176     195,422
  Retained earnings                                                           72,531      88,921
  Accumulated other comprehensive income (loss)                                3,921      (1,934)
  Common stock in treasury, at cost, 1,147,848 and 672,773 shares            (19,616)    (13,100)
                                                                          -----------  ----------
        Total stockholders' equity                                           266,355     269,641
                                                                          -----------  ----------

        Total liabilities, guaranteed preferred beneficial interests in
           Company's junior subordinate debentures and stockholders'
           equity                                                         $3,638,202   3,605,506
                                                                          ===========  ==========

See accompanying notes to consolidated financial statements.

                        NBT BANCORP INC. AND SUBSIDIARIES

                        Consolidated Statements of Income

                   Years ended December 31, 2001, 2000 and 1999
                      (in thousands, except per share data)


                                                       2001       2000     1999
                                                     ---------  --------  -------
Interest, fee, and dividend income:
  Interest and fees on loans and leases              $187,188   181,699   149,999
  Securities available for sale                        60,241    69,346    58,911
  Securities held to maturity                           5,232     6,137     8,480
  Trading securities                                      649         8         1
  Other                                                 2,124     3,191     3,458
                                                     ---------  --------  -------
      Total interest, fee, and dividend income        255,434   260,381   220,849
                                                     ---------  --------  -------

Interest expense:
  Deposits                                             98,522   107,293    82,476
  Short-term borrowings                                 5,365    11,940     7,268
  Long-term debt                                       13,615    13,770    13,132
                                                     ---------  --------  -------
      Total interest expense                          117,502   133,003   102,876
                                                     ---------  --------  -------

Net interest income                                   137,932   127,378   117,973
Provision for loan losses                              31,929    10,143     6,896
                                                     ---------  --------  -------
Net interest income after provision for loan losses   106,003   117,235   111,077
                                                     ---------  --------  -------

Noninterest income:
  Service charges on deposit accounts                  12,756    10,193     9,278
  Broker/dealer and insurance revenue                   4,500     2,723        46
  Trust                                                 3,958     4,047     3,959
  Net securities (losses) gains                        (7,692)   (2,273)    1,000
  Gain on sale of branch building                       1,367         -         -
  Other                                                 9,245     7,891     8,044
                                                     ---------  --------  -------
      Total noninterest income                         24,134    22,581    22,327
                                                     ---------  --------  -------

Noninterest expense:
  Salaries and employee benefits                       48,419    44,802    40,527
  Occupancy                                             8,704     7,761     6,804
  Equipment                                             7,228     7,271     7,046
  Data processing and communications                   10,690     8,206     7,544
  Professional fees and outside services                6,338     5,082     4,252
  Office supplies and postage                           4,639     3,976     4,106
  Amortization of intangible assets                     4,248     3,049     1,764
  Merger, acquisition and reorganization costs         15,322    23,625       835
  Writedowns of lease residual values                   3,529       664        27
  Deposit overdraft write-offs                          2,125         -         -
  Capital securities                                    1,278     1,633       582
  Other                                                13,338    13,065    11,292
                                                     ---------  --------  -------
      Total noninterest expense                       125,858   119,134    84,779
                                                     ---------  --------  -------

Income before income tax expense                        4,279    20,682    48,625
Income tax expense                                        542     6,528    16,033
                                                     ---------  --------  -------
      Net income                                     $  3,737    14,154    32,592
                                                     =========  ========  =======

Earnings per share:
  Basic                                              $   0.11      0.44      1.01
                                                     =========  ========  =======

  Diluted                                            $   0.11      0.44      1.00
                                                     =========  ========  =======

See accompanying notes to consolidated financial statements.

Note: All per share data has been restated to give retroactive effect to stock dividends and pooling-of-interests.

                                            NBT BANCORP INC. AND SUBSIDIARIES
                               Consolidated Statements of Changes in  Stockholders' Equity
                                       Years ended December 31, 2001, 2000 and 1999

                                      (in thousands except share and per share data)

                                                                                                ACCUMULATED
                                                                      ADDITIONAL                OTHER COMPRE-  COMMON
                                                         COMMON        PAID-IN-     RETAINED      HENSIVE      STOCK IN
                                                         STOCK         CAPITAL      EARNINGS   (LOSS)/INCOME   TREASURY    TOTAL
                                                      ------------  --------------  ---------  --------------  ---------  --------
Balance at December 31, 1998                          $    32,300         149,924     87,982           2,360    (12,962)  259,604
Net income                                                      -               -     32,592               -          -    32,592
Issuance of 621,143 shares for a stock dividend               621          10,994    (11,615)              -          -         -
Cash dividends - $0.656 per share                               -               -    (15,729)              -          -   (15,729)
Payment in lieu of fractional shares                            -               -        (16)              -          -       (16)
Purchase of 563,391 treasury shares                             -               -          -               -     (9,628)   (9,628)
Issuance of 436,957 shares to employee benefit
  plans and other stock plans, including tax benefit          116             (20)         -               -      7,026     7,122
Retirement of 205,999 shares of treasury stock
  of pooled companies                                        (206)         (2,398)         -               -      2,604         -
Other comprehensive loss                                        -               -          -         (29,117)         -   (29,117)
                                                      ------------  --------------  ---------  --------------  ---------  --------
Balance at December 31, 1999                               32,831         158,500     93,214         (26,757)   (12,960)  244,828
Net income                                                      -               -     14,154               -          -    14,154
Cash dividends - $0.68 per share                                -               -    (18,424)              -          -   (18,424)
Payment in lieu of fractional shares                            -               -        (23)              -          -       (23)
Purchase of 139,393 treasury shares                             -               -          -               -     (1,680)   (1,680)
Issuance of 56,606 shares to employee benefit plans
  and other stock plans, including tax benefit                  7             582          -               -        578     1,167
Change of $1.00 stated value per share to $0.01
  par value per share                                     (32,509)         32,509          -               -          -         -
Issuance of 420,989 shares to purchase
  M. Griffith, Inc.                                             4           4,792          -               -          -     4,796
Retirement of 75,763 shares of treasury stock of
  pooled Company                                               (1)           (961)         -               -        962         -
Other comprehensive income                                      -               -          -          24,823          -    24,823
                                                      ------------  --------------  ---------  --------------  ---------  --------
Balance at December 31, 2000                                  332         195,422     88,921          (1,934)   (13,100)  269,641
Net income                                                      -               -      3,737               -          -     3,737
Cash dividends - $0.68 per share                                -               -    (20,123)              -          -   (20,123)
Issuance of 1,075,366 shares to purchase First
  National Bancorp, Inc.                                       11          15,991          -               -          -    16,002
Payment in lieu of fractional shares                            -               -         (4)              -          -        (4)
Purchase of 727,037 treasury shares                             -               -          -               -    (11,126)  (11,126)
Issuance of 223,515 shares to employee benefit plans
  and other stock plans, including tax benefit                  1          (1,529)         -               -      3,901     2,373
Retirement of 63,034 shares of treasury stock of
  pooled company                                               (1)           (708)         -               -        709         -
Other comprehensive income                                      -               -          -           5,855          -     5,855
                                                      ------------  --------------  ---------  --------------  ---------  --------
Balance at December 31, 2001                          $       343         209,176     72,531           3,921    (19,616)  266,355
                                                      ============  ==============  =========  ==============  =========  ========

See accompanying notes to consolidated financial statements.

Note: Cash dividends per share represent the historical cash dividends per share of NBT Bancorp Inc., adjusted to give retroactive effect to stock dividends. All other share and per share data is adjusted to give retroactive effect to stock dividends and pooling-of-interests.

                                   NBT BANCORP INC. AND SUBSIDIARIES
                                 Consolidated Statements of Cash Flows
                             Years ended December 31, 2001, 2000 and 1999
                                            (in thousands)


                                                                         2001       2000       1999
                                                                      ----------  ---------  ---------
Operating activities:
  Net income                                                          $   3,737     14,154     32,592
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses                                          31,929     10,143      6,896
      Depreciation of premises and equipment                              6,197      6,646      6,253
      Net accretion on securities                                        (5,369)      (678)    (1,211)
      Amortization of intangible assets                                   4,248      3,049      1,764
      Deferred income tax (benefit) expense                              (6,333)    (2,194)     2,067
      Proceeds from sale of loans held for sale                          16,570     25,425     41,899
      Originations and purchases of loans held for sale                 (14,360)   (20,950)   (40,471)
      Purchase of trading securities                                     (6,194)    (5,250)   (24,257)
      Proceeds from sales of trading securities                          29,844      5,261     24,305
      Net loss on disposal of premises and equipment                        164          -          -
      Net gains on sales of loans held for sale                             (27)      (172)      (342)
      Net security losses (gains)                                         7,692      2,273     (1,000)
      Net (gain) loss on sales of other real estate owned                   (17)        28       (159)
      Writedowns on other real estate owned                                 253        235        220
      Gain on sale of branch building                                    (1,367)         -          -
      Tax benefit from exercise of stock options                            327        660        296
      Net decrease (increase) in other assets                            (5,471)    (1,725)     1,221
      Net (decrease) increase in other liabilities                       (8,579)    24,784      1,622
                                                                      ----------  ---------  ---------
          Net cash provided by operating activities                      53,244     61,689     51,695
                                                                      ----------  ---------  ---------
Investing activities:
  Net cash and cash equivalents provided by acquisitions                  9,509     74,434    116,911
  Securities available for sale:
    Proceeds from maturities, calls and principal paydowns              335,280     98,755    139,519
    Proceeds from sales                                                  43,318    128,889    189,202
    Purchases                                                          (324,701)  (159,984)  (469,044)
  Securities held to maturity:
    Proceeds from maturities, calls, and principal paydowns              40,427     34,347     41,952
    Purchases                                                           (26,121)   (23,445)   (45,292)
  Net increase in loans                                                 (39,589)  (306,113)  (276,761)
  Net decrease (increase) in Federal Reserve and FHLB stock               9,902       (505)    (4,553)
  Purchases of premises and equipment, net                               (8,451)    (1,642)   (11,602)
  Proceeds from sales of other real estate owned                          3,476      4,272      5,451
                                                                      ----------  ---------  ---------
          Net cash provided by (used in) investing activities            43,050   (150,992)  (314,217)
                                                                      ----------  ---------  ---------
Financing activities:
  Net (decrease) increase in deposits                                   (36,214)   132,950    144,106
  Net (decrease) increase in short-term borrowings                      (63,437)    13,129     59,328
  Proceeds from issuance of long-term debt                              247,083      5,000     75,000
  Repayments of long-term debt                                         (215,005)   (22,543)    (7,425)
  Proceeds from the issuance of shares to employee
    benefit plans and other stock plans                                   2,046        507      6,826
  Issuance of capital securities                                              -          -     17,000
  Purchase of treasury stock                                            (11,126)    (1,680)    (9,628)
  Cash dividends and payment for fractional shares                      (20,127)   (18,447)   (15,745)
                                                                      ----------  ---------  ---------
          Net cash (used in) provided by financing activities           (96,780)   108,916    269,462
                                                                      ----------  ---------  ---------
Net increase (decrease) in cash and cash equivalents                       (486)    19,613      6,940
Cash and cash equivalents at beginning of year                          130,443    110,830    103,890
                                                                      ----------  ---------  ---------
Cash and cash equivalents at end of year                              $ 129,957    130,443    110,830
                                                                      ==========  =========  =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                          $ 124,362    125,886    100,590
    Income taxes                                                          8,361     10,093     15,121
                                                                      ==========  =========  =========
  Noncash investing activities:
    Transfer of securities available for sale to trading securities   $   3,804     20,286          -
    Adjustment of securities AFS to fair value and decrease
      in net unrealized loss on securities AFS transferred
      to investment securities held to maturity, net of tax                   -     24,823     29,117
    Transfer of held to maturity securities to securities
      available for sale                                              $       -          -    184,007
    Transfer of loans to other real estate owned                      $   3,400      3,634      4,138
    Fair value of assets acquired                                     $ 109,599     43,873          -
    Fair value of liabilities assumed                                 $ 112,134    133,891    136,780
    Common stock issued for acquisitions                              $  16,002      4,796          -
                                                                      ==========  =========  =========

See accompanying notes to consolidated financial statements.

                        NBT BANCORP INC. AND SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income

                  Years ended December 31, 2001, 2000 and 1999

                                 (in thousands)


                                                         2001    2000     1999
                                                        ------  ------  --------
Net income                                              $3,737  14,154   32,592
                                                        ------  ------  --------

Other comprehensive income (loss), net of tax:
  Unrealized net holding gains (losses) arising
    during the year (pre-tax amounts of $2,779;
    $36,323 and $(50,196))                               1,641  23,334  (32,015)
  Net unrealized gain on securities transferred from
    investment securities held to maturity to
    securities available for sale (pre tax amounts of
    $-, $- and $4,877)                                       -       -    3,414
  Less:  Reclassification adjustment  for net losses
    (gains) related to securities available for sale
    included in net income (pre-tax amounts
    of $7,124; $2,320 and ($1,000))                      4,214   1,489     (516)
                                                        ------  ------  --------

      Total other comprehensive income (loss)            5,855  24,823  (29,117)
                                                        ------  ------  --------

Comprehensive income                                    $9,592  38,977    3,475
                                                        ======  ======  ========

See accompanying notes to consolidated financial statements

                        NBT BANCORP INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000


(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     The accounting and reporting policies of NBT Bancorp Inc. ("Bancorp") and its subsidiaries, NBT Bank, N.A. (NBT Bank) and NBT Financial Services, Inc. conform, in all material respects, to accounting principles generally accepted in the United States of America ("GAAP") and to general practices within the banking industry. Collectively, Bancorp and its subsidiaries are referred to herein as "the Company".

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

     SECURITIES

     The Company classifies its securities at date of purchase as either available for sale, held to maturity or trading. Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders' equity as a component of accumulated other comprehensive income or loss. Held to maturity securities are recorded at amortized cost. Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Securities with an other-than-temporary impairment are generally placed on nonaccrual status.

     Non-marketable equity securities are carried at cost, with the exception of small business investment company (SBIC) investments, which are carried at fair value in accordance with SBIC rules.

     Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.

     Investments in Federal Reserve and Federal Home Loan Bank stock are required for membership in those organizations and are carried at cost since there is no market value available.

     LOANS,  LEASES,  AND  ALLOWANCE  FOR  LOAN  AND  LEASE  LOSSES

     Loans are recorded at their current unpaid principal balance, net of unearned income and unamortized loan fees and expenses, which are amortized under the effective interest method over the estimated lives of the loans. Interest income on loans is primarily accrued based on the principal amount outstanding.

     Lease receivables primarily represent automobile financing to customers through direct financing leases and are carried at the aggregate of the lease payments receivable and the estimated residual values, net of unearned income and net deferred lease origination fees and costs. Net deferred lease origination fees and costs are amortized under the effective interest method over the estimated lives of the leases. The estimated residual value related to the total lease portfolio is reviewed quarterly, and if there has been a decline in the estimated fair value of the total residual value that is judged by management to be other-than-temporary, a loss is recognized. Adjustments related to such other-than-temporary declines in estimated fair value are recorded in noninterest expense in the consolidated statements of income.

     Loans and leases are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans and leases are transferred to a nonaccrual basis generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments. When a loan or lease is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan and lease losses.

     If ultimate repayment of a non-accrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on a non-accrual loan is applied to principal until ultimate repayment becomes expected. Nonaccrual loans are returned to accrual status when they become current as to principal and interest or demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest. When in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part.

     Commercial type loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement, and all loan types are considered impaired if the loan is restructured in a troubled debt restructuring.

     A loan is considered to be a trouble debt restructured loan (TDR) when the Company grants a concession to the borrower because of the borrower's financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.

     The allowance for loan and lease losses is the amount which, in the opinion of management, is necessary to absorb probable losses inherent in the loan and lease portfolio. The allowance is determined based upon numerous considerations, including local economic conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, comprehensive reviews of the loan portfolio by the Independent Loan Review staff and management, as well as consideration of volume and trends of delinquencies, non-performing loans, and loan charge-offs. As a result of the test of adequacy, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.

     The allowance for loan and lease losses related to impaired loans is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally collateral dependent. The Company considers the estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

     Management believes that the allowance for loan and lease losses is adequate. While management uses available information to recognize loan and lease losses, future additions to the allowance for loan and lease losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance for loan and lease losses based on their judgements about information available to them at the time of their examination which may not be currently available to management.

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

     All share and per share data has been restated to give retroactive effect to pooling-of-interests and stock dividends.

     OTHER  FINANCIAL  INSTRUMENTS

     The Company is a party to certain other financial instruments with off-balance-sheet risk such as commitments to extend credit, unused lines of credit, and standby letters of credit, as well as certain mortgage loans sold to investors with recourse. The Company's policy is to record such instruments when funded.

     COMPREHENSIVE  INCOME

     At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale, net unrealized gains from the transfer of held to maturity securities to available for sale, net of income taxes, for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale, net of income taxes, as of the consolidated balance sheet dates.

     PENSION  COSTS

     The Company maintains a non contributory, defined benefit pension plan covering substantially all employees, as well as supplemental employee retirement plans covering certain executives. Costs associated with these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses.

     TRUST

     Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company. Such assets totaled $1.3 billion and $1.4 billion at December 31, 2001 and 2000, respectively. Trust income is recognized on the accrual method based on contractual rates applied to the balances of trust accounts.

     NEW ACCOUNTING PRONOUNCEMENT - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

     The Company has certain embedded derivative instruments related to a deposit product and two debt securities that have costs and returns linked to the performance of the NASDAQ 100 index. Management determined that these debt securities and the deposit product do not qualify for hedge accounting under SFAS No. 133. The embedded derivatives have been separated from the underlying host instruments for financial reporting purposes and accounted for at fair value. In connection with the adoption of SFAS No. 133 as of January 1, 2001, the Company recorded a charge to earnings for a transition adjustment of $159,000 ($95,000, after-tax) for the net impact of recording these embedded derivatives on the consolidated balance sheet at fair value. Due to the insignificance of the amount, the transition adjustment is not reflected as a cumulative effect of a change in accounting principle or the consolidated statement of income for the year ended December 31, 2001 but is instead recorded in net securities (losses) gains.

     The total amortized cost and estimated fair value of these two debt securities (including the embedded derivatives, which are classified in the consolidated balance sheet with the underlying host instrument) is $6.2 million and $6.2 million, respectively, at December 31, 2001 and $7.0 million and $6.4 million, respectively, at December 31, 2000. The securities' rate of return is based on an original NASDAQ 100 index value, with the index value resetting annually over a five-year period. The rate or return is capped on these debt securities as follows: $3.0 million have a 35% annual rate of return cap and $4.0 million have a 25% annual rate of return cap. The $4.000 million security has a guaranteed rate of return of 2% regardless of the performance of the NASDAQ 100 index over its five year period. The securities are scheduled to mature in 2005 and the Company is guaranteed to receive the face value of the securities at maturity. These two debt securities are valued similar to zero coupon bonds coupled with the value of NASDAQ 100 futures contracts. The primary purpose of these debt securities is to provide a certain level of hedging related to a deposit product the Company offered in 2000 that has similar characteristics to the bonds. The two debt securities were sold in 2002 at amounts approximating their carrying values at December 31, 2001.

     As of December 31, 2001 and 2000, the face value of the NASDAQ 100 deposit product was $1.3 million and $1.4 million, respectively, with an estimated fair value (including the embedded derivative, which is classified in the consolidated balance sheet with the underlying host instrument) of $1.0 million and $1.2 million, respectively. The NASDAQ 100 deposit product is a five year certificate of deposit with a maturity date in July 2005. The deposit's interest rate is based on an original NASDAQ 100 index value, with the index value resetting annually over a five-year period. The maximum annual interest rate is 20%, and the Company has guaranteed the return of the original deposit balance to the customer (i.e. the minimum rate for the five period cannot be negative). The Company does not currently offer the NASDAQ 100 deposit product and does not currently intend to re-introduce this product in the foreseeable future.

     As of January 1, 2001, the Company had recorded on its consolidated balance sheet an asset of $800,000 and a liability of $160,000 representing the estimated fair values of both the embedded derivatives related to the debt securities and time deposit product, respectively, linked to the NASDAQ 100 index. During the year ended December 31, 2001, the Company recorded a $640,000 net loss related to the adjustment of the embedded derivatives to estimated fair value, which was recorded in net gain (loss) on securities transactions on the consolidated statement of income. As of December 31, 2001, the embedded derivatives related to the debt securities and time deposit product linked to the NASDAQ 100 index had no value.

     At December 31, 2001, the Company has no other derivatives as currently defined by SFAS No. 133.

     NEW ACCOUNTING PRONOUNCEMENT - ACCOUNTING FOR CERTAIN TRANSITIONS INVOLVING STOCK COMPENSATION

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". FASB Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues. The adoption of this Interpretation on July 1, 2000 did not have a material effect on the Company's consolidated financial statements.

     NEW ACCOUNTING PRONOUNCEMENT - ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

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

     NEW ACCOUNTING PRONOUNCEMENT - BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. In addition, the provisions of Statement No. 141 apply to all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Effective January 1, 2002, SFAS No. 121 was superceded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     Currently, the FASB has stated that the unidentifiable intangible asset acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, should continue to be accounted for under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." Under SFAS No. 72, all of the intangible assets associated with branch acquisitions recorded on the Company's consolidated balance sheet as of December 31, 2001 will continue to be amortized. The FASB has announced that additional research will be performed to decide whether unidentifiable intangible assets recorded under SFAS No. 72 should be accounted for similarly to goodwill under SFAS No. 142. However, issuance of final opinion with respect to this matter is not expected until the fourth quarter of 2002.

     The Company adopted the provisions of Statement 141 in 2001. The adoption of this Statement did not have an impact on the Company's consolidated financial statements. The Company is required to adopt the provisions of Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of Statement 142.

     SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible assets is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption based upon criteria contained in SFAS No. 142. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income. At this time, the Company has not completed its transitional goodwill impairment evaluation. However, the Company does not anticipate there will be any significant transitional impairment losses from the adoption of SFAS No. 142.

     Prior to the adoption of SFAS No. 142, goodwill and other intangible assets were being amortized on a straight-line basis over periods ranging from 10 years to 25 years from the acquisition date. The Company reviewed goodwill and other intangible assets on a periodic basis for events or changes in circumstances that may have indicated that the carrying amount of goodwill was not recoverable.

     At December 31, 2001, the Company had unamortized goodwill related to its acquisitions of First National Bancorp, Inc. (FNB) in June 2001, M. Griffith Inc. in May 2000 (see note 2) and other bank acquisitions totaling $15.5 million. The amortization of this goodwill amounted to $.8 million for the year ended December 31, 2001 ($1.0 million when annualized for a full year's amortization of the FNB goodwill). In accordance with SFAS No. 142, the Company will no longer amortize this goodwill subsequent to December 31, 2001, which will reduce non-interest expenses by $.8 million in 2002, as compared to 2001.

     At December 31, 2001, the Company had unidentified intangible assets accounted for under SFAS No. 72 of approximately $33.0 million related to various branch acquisitions (see note 2). This intangible asset is currently excluded for the scope of SFAS No. 142. The amortization expense related to these unidentified intangible assets totaled $2.7 million for the year ended December 31, 2001. As noted above, while the FASB is reconsidering the exclusion of this type of intangible asset from the scope of SFAS No. 142, at the present time this intangible asset will continue to be amortized.

     At December 31, 2001, the Company had core deposit intangible assets related to various branch acquisitions of $2.2 million. The amortization of these intangible assets amounted to $.7 million during the year ended December 31, 2001. In accordance with SFAS No. 142, these intangible assets will continue to be amortized.

     NEW  ACCOUNTING PRONOUNCEMENT - ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

     On August 16, 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." Statement 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 applies to all entities. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under this Statement, the liability is discounted and the accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The FASB issued this Statement to provide consistency for the accounting and reporting of liabilities associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. The Company does not expect a material impact on its consolidated financial statements when this Statement is adopted.

     NEW ACCOUNTING PRONOUNCEMENT - ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

     On October 3, 2001, The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by broadening the presentation of discontinued operations to include more disposal transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement are to be applied prospectively. The Company does not expect a material impact on its consolidated financial statements when this Statement is adopted.


(2)  MERGER  AND  ACQUISITION  ACTIVITY

     On June 1, 2001, the Company completed the acquisition of First National Bancorp, Inc. (FNB) whereby FNB was merged with and into NBT Bancorp Inc. At the same time FNB's subsidiary, First National Bank of Northern New York (FNB Bank) was merged into NBT Bank, N.A. The acquisition was accounted for using the purchase method. As such, both the assets and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition and the results of operations are included in the Company's consolidated statement of income from the acquisition date forward. To complete the transaction, the Company issued approximately 1,075,000 shares of its common stock valued at $16.0 million. Goodwill, representing the cost over net assets acquired, was approximately $7.0 million and was being amortized through December 31, 2001 on a straight-line basis based on a twenty year amortization period.

     On September 14, 2001, the Company acquired $14.4 million in deposits from Mohawk Community Bank. Unidentified intangible assets, accounted for in accordance with SFAS No. 72 and representing the excess of cost over net assets acquired, was $665,000 and is being amortized over 15 years on a straight-line basis. Additionally, the Company identified $119,000 of core deposit intangible asset.

     On November 8, 2001, the Company, pursuant to a merger agreement dated June 18, 2001, completed its merger with CNB Financial Corp. (CNB) and its wholly owned subsidiary, Central National Bank (CNB Bank), whereby CNB was merged with and into NBT, and CNB Bank was merged with and into NBT Bank. CNB Bank then became a division of NBT Bank. In connection with the merger, CNB stockholders received 1.2 shares of the Company's common stock for each share of CNB stock and the Company issued approximately 8.9 million shares of common stock. The transaction is structured to be tax-free to shareholders of CNB and has been accounted for as a pooling-of-interests. Accordingly, these consolidated financial statements have been restated to present combined consolidated financial condition and results of operations of NBT and CNB as if the merger had been in effect for all years presented. At September 30, 2001, CNB had consolidated assets of $983.1 million, deposits of $853.7 million and equity of $62.8 million. CNB Bank operated 29 full service banking offices in nine upstate New York counties.

     The following table presents net interest income, net income, and earnings per share reported by CNB, NBT and the Company on a combined basis:


                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------
                                               2001                 2000
                                       -------------------  ------------------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
     Net interest income:
       NBT                             $            76,697              70,933
       CNB                                          24,496              25,192
                                       -------------------  ------------------

         Combined                      $           101,193              96,125
                                       ===================  ==================

     Net income:
       NBT                             $            17,427              14,504
       CNB                                             266               6,113
                                       -------------------  ------------------

    Combined                           $            17,693              20,617
                                       ===================  ==================

     Basic earnings per share:
       NBT                             $              0.72                0.62
       CNB                                            0.04                0.82

    Combined                                          0.54                0.64

     Diluted earnings per share:
       NBT                             $              0.72                0.62
       CNB                                            0.04                0.81

    Combined                                          0.54                0.63

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

     LA Bank, N.A. and Pioneer Bank N.A. were commercial banks headquartered in Northeast Pennsylvania with approximately $570 million and $420 million, respectively, in assets at December 31, 1999, and twenty-two and eighteen branch offices, respectively, in five counties. Immediately following the Lake Ariel and Pioneer Holding Company mergers described above, Bancorp was the surviving holding company for NBT Bank, LA Bank, N.A., Pioneer American Bank, N.A. and NBT Financial Services, Inc. On November 10, 2000, LA Bank, N.A. changed its name to Pennstar. On December 9, 2000, Pioneer American Bank, N.A. was merged into Pennstar. On March 16, 2001, Pennstar was merged with and into NBT Bank and became a division of NBT Bank.

     On May 5, 2000, the Company consummated the acquisition of M. Griffith, Inc. a Utica, New York based securities firm offering investment, financial advisory and asset-management services, primarily in the Mohawk Valley region. At that time, M. Griffith, Inc., a full-service broker/dealer and a Registered Investment Advisor, became a wholly-owned subsidiary of NBT Financial Services, Inc. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. M. Griffith, Inc.'s, results of operations are included in the Company's consolidated statement of income from the date of acquisition forward. To complete the transaction, the Company issued approximately 421,000 shares of its common stock, valued at $4.8 million. Goodwill, representing the cost over net assets acquired, was $3.4 million and was being amortized, prior to the adoption of SFAS No. 142 on January 1, 2002, over fifteen years on a straight-line basis.

     On June 2, 2000, one of Bancorp's subsidiaries, LA Bank, N.A. (subsequently renamed Pennstar), purchased two branches from Mellon Bank. Deposits from the Mellon Bank branches were approximately $36.7 million, including accrued interest payable. In addition, the Company received approximately $32.2 million in cash as consideration for net liabilities assumed. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of the acquisition. Unidentified intangible assets, accounted for in accordance with SFAS No. 72 and representing the excess of cost over net assets acquired, was $4.3 million and is being amortized over 15 years on the straight-line basis. The branches' results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

     On November 10, 2000, Pennstar purchased six branches from Soverign Bank. Deposits from the Soverign Bank branches were approximately $96.8 million, including accrued interest payable. Pennstar. also purchased commercial loans associated with the branches with a net book balance of $42.4 million. In addition, the Company received $40.9 million in cash consideration for net liabilities assumed. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of the acquisition. Unidentified intangible assets, accounted for in accordance with SFAS No. 72 and representing the excess of cost over net assets acquired, was $12.7 million and is being amortized over 15 years on a straight-line basis. The branches' results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

     In August 1999, CNB purchased five branches from Astoria Federal Savings and Loan. Deposits from the Astoria branches were approximately $156.5 million, including accrued interest payable. CNB also purchased approximately $3.7 million in branch related assets, primarily the real and personal property associated with the branches, cash at the branches, as well as a limited amount of deposit related loans. In addition, CNB received $133.9 million in cash considerations for net liabilities assumed. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of the acquisition. Unidentified intangible assets, accounted for in accordance with SFAS No. 72 and representing the excess of cost over net assets acquired, was $19.9 million and is being amortized over 15 years on a straight-line basis. The branches' results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

     During 2001, the following merger, acquisition and reorganization costs were recognized:

     Professional fees                               $ 5,956
     Data processing                                   2,092
     Severance                                         3,270
     Branch closings                                   2,412
     Advertising and supplies                            313
     Hardware and software writeoffs                     402
     Miscellaneous                                       877
                                                     -------
                                                     $15,322
                                                     =======

     With the exception of hardware and software writeoffs and certain branch closing costs, all of the above costs have been or will be paid through normal cash flow from operations. At December 31, 2001, after payments of certain merger, acquisition and reorganization costs, the Company had a remaining accrued liability for merger, acquisition and reorganization costs incurred during 2001 as follows:

     Professional fees                               $2,009
     Data processing                                    241
     Severance                                        3,074
     Branch closings                                  1,601
     Advertising and supplies                           199
     Miscellaneous                                      455
                                                     ------
                                                     $7,579
                                                     ======

     With the exception of certain severance costs which will be paid out over a period of time consistent with the respective severance agreements, all of the above liabilities are expected to be paid during 2002.

     During 2000, the following merger, acquisition and reorganization costs were recognized:


     Professional fees                               $ 8,525
     Data processing                                   2,378
     Severance                                         7,278
     Branch closings                                   1,736
     Advertising and supplies                          1,337
     Hardware and software write-off                   1,428
     Miscellaneous                                       943
                                                     -------
       Total                                         $23,625
                                                     =======


(3)  EARNINGS PER SHARE

     The following is a reconciliation of basic and diluted earnings per share for the years presented in the consolidated statements of income:

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------------------
                                                   2001                        2000                        1999
                                       ---------------------------  ---------------------------  ---------------------------
                                                 WEIGHTED   PER              WEIGHTED    PER               WEIGHTED   PER
                                         NET     AVERAGE   SHARE     NET     AVERAGE    SHARE     NET      AVERAGE   SHARE
                                       INCOME    SHARES    AMOUNT   INCOME   SHARES     AMOUNT   INCOME    SHARES    AMOUNT
                                       -------  ---------  -------  -------  ---------  -------  -------  ---------  -------
                                                                 (In thousands, except per share data)
  Basic Earnings per Share             $ 3,737     32,897  $  0.11  $14,154     32,291  $  0.44  $32,592     32,181  $  1.01

  Effect of dilutive securities:
    Stock based compensation                          123                           45                          360
    Contingent shares                                  65                           69                            -
                                                ---------                    ---------                    ---------

  Diluted earnings per share           $ 3,737     33,085  $  0.11  $14,154     32,405  $  0.44  $32,592     32,541  $  1.00
                                                =========                    =========                    =========

     There were approximately 936,000, 923,000 and 289,000 stock options for the years ended December 31, 2001, 2000 and 1999, respectively, that were not considered in the calculation of diluted earnings per share since the stock options' exercise prices were greater than the average market price during these periods.

(4)  FEDERAL RESERVE BANK REQUIREMENT

     The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14 day maintenance period ending December 26, 2001 was $38.0 million.

(5)  SECURITIES

     The amortized cost, estimated fair value and unrealized gains and losses of securities available for sale are as follows:

                            AMORTIZED   UNREALIZED  UNREALIZED  ESTIMATED
                               COST       GAINS       LOSSES    FAIRVALUE
                            ----------  ----------  ----------  ---------
                                           (IN THOUSANDS)
December 31, 2001:
  U.S. Treasury             $   12,392          64         699     11,757
  Federal Agency               111,020       1,810         254    112,576
  State & municipal             92,982         576       1,573     91,985
  Mortgage-backed              413,081       5,639         683    418,037
  Collateralized mortgage
    obligations                184,777       2,335         826    186,286
  Asset-backed securities       32,391         642         838     32,195
  Corporate                     42,468         836       1,126     42,178
  Other securities              13,707         687          67     14,327
                            ----------  ----------  ----------  ---------
    Total securities
      available for sale    $  902,818      12,589       6,066    909,341
                            ==========  ==========  ==========  =========

                            AMORTIZED   UNREALIZED  UNREALIZED  ESTIMATED
                               COST       GAINS       LOSSES    FAIRVALUE
                            ----------  ----------  ----------  ---------
                                           (IN THOUSANDS)
December 31, 2000:
  U.S. Treasury             $   16,392           5         473     15,924
  Federal Agency               193,533       2,430       3,434    192,529
  State & municipal             60,375         531         605     60,301
  Mortgage-backed              387,401       1,770       3,075    386,096
  Collateralized mortgage
    obligations                169,765       3,187       2,553    170,399
  Asset-backed securities       18,841         376         268     18,949
  Corporate                     75,408       1,450       2,918     73,940
  Other securities              18,422         477         300     18,619
                            ----------  ----------  ----------  ---------
    Total securities
      available for sale    $  940,137      10,226      13,626    936,757
                            ==========  ==========  ==========  =========

     Other securities include non-marketable equity securities, including certain securities acquired by the Company's small business investment company (SBIC) subsidiary, and trust preferred securities. Collateralized mortgage obligations at December 31, 2001 include securities with an amortized cost of $9.2 million and estimated fair value of $9.1 million that are privately issued and are not backed by Federal agencies. The remaining collateralized mortgage obligations were issued or backed by Federal agencies.

     The following table sets forth information with regard to sales transactions of securities available for sale:

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                        2001      2000      1999
                                                      --------  --------  --------
                                                            (in thousands)

  Proceeds from sales                                 $43,318   128,889   189,202
                                                      ========  ========  ========

  Gross realized gains                                $ 2,213     1,751     2,431
  Gross realized losses                                (1,046)     (604)      (39)
  Other-than-temporary impairment writedowns           (8,291)   (3,467)   (1,392)
                                                      --------  --------  --------
  Net security (losses) gains and writedowns on
    securities available for sale                      (7,124)   (2,320)    1,000
  Net realized (losses) gains on trading securities
    and embedded derivatives                             (568)       47         -
                                                      --------  --------  --------
      Net securities (losses) gains                   $(7,692)   (2,273)    1,000
                                                      ========  ========  ========

     The Company recorded a $8.3 million, $3.5 million and $1.4 million pre-tax charge during 2001, 2000 and 1999, respectively, related to estimated other-than-temporary impairment of certain securities classified as available for sale. The charges were recorded in net security (losses) gains on the consolidated statements of income. The securities with other-than-temporary impairment charges at December 31, 2001 had remaining carrying values totaling $4.5 million, are classified as securities available for sale and are on the non-accrual status.

     Approximately, $1.4 million of the other-than-temporary impairment charge in 2000 related to the Company's decision in late 2000 to sell certain debt securities available for sale with an amortized cost of $21.7 million. As a result of the decision to immediately sell these securities, they were considered to be other-than-temporarily impaired. These securities were sold in early January 2001 at amounts approximating their carrying values. These securities were presented on the Company's December 31, 2000 consolidated balance sheet as trading securities. The remaining securities with other-than-temporary impairment charges at December 31, 2000 had carrying values totaling $1.4 million, at December 31, 2000, are classified as securities available for sale and are on the non-accrual status.

     During 1999, Lake Ariel adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In connection with its adoption of SFAS No. 133, Lake Ariel transferred approximately $71.1 million of securities from its held to maturity portfolio to its available for sale portfolio. These securities were subsequently sold during 1999 at a net realized gain of $0.18 million.

     During 1999, CNB transferred all of its investment securities held to maturity to securities available for sale. At the date of transfer, the amortized cost of investment securities held to maturity was approximately $112.9 million and the estimated fair value was approximately $117.7 million. The transfer was made for asset/liability management purposes and to allow CNB flexibility with respect to certain tax planning strategies. Subsequent to this transfer, CNB no longer maintained a held to maturity portfolio.

     At December 31, 2001 and 2000, securities available for sale with amortized costs totaling $628.8 million and $695.3 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at December 31, 2001, securities available for sale with an amortized cost of $74.4 were pledged as collateral for securities sold under repurchase agreements.

     The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

                                                               ESTIMATED
                            AMORTIZED   UNREALIZED  UNREALIZED   FAIR
                               COST       GAINS       LOSSES     VALUE
                            ----------  ----------  ----------  -------
                                            (IN THOUSANDS)
December 31, 2001:
  Mortgage-backed           $   36,733         295         405   36,623
  State & municipal             64,715           -           -   64,715
  Other securities                 156           1           -      157
                            ----------  ----------  ----------  -------
    Total securities held
      to maturity           $  101,604         296         405  101,495
                            ==========  ==========  ==========  =======

                                                               ESTIMATED
                            AMORTIZED   UNREALIZED  UNREALIZED   FAIR
                               COST       GAINS       LOSSES     VALUE
                            ----------  ----------  ----------  -------
                                            (IN THOUSANDS)

December 31, 2000:
  Mortgage-backed           $   46,376          70         918   45,528
  State & municipal             63,992         460         192   64,260
  Other securities                  47           -           -       47
                            ----------  ----------  ----------  -------
    Total securities held
      to maturity           $  110,415         530       1,110  109,835
                            ==========  ==========  ==========  =======

     At December 31, 2001 and 2000, substantially all of the mortgage-backed securities available for sale and held to maturity held by the Company were issued or backed by Federal agencies.

     The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2001:

Debt Securities Classified   AMORTIZED   ESTIMATED
  as Available for Sale        COST      FAIR VALUE
---------------------------  ----------  ----------
                                 (in thousands)

    Within one year          $  133,741     134,721
    From one to five years      264,734     266,525
    From five to ten years      239,872     243,122
    After ten years             250,764     250,646
                             ----------  ----------
                             $  889,111     895,014
                             ==========  ==========


Debt Securities Classified   AMORTIZED   ESTIMATED
as Held to Maturity             COST     FAIR VALUE
---------------------------  ----------  ----------
                                (in thousands)

    Within one year          $   34,016      33,903
    From one to five years       29,552      29,352
    From five to ten years        6,737       6,691
    After ten years              31,299      31,549
                             ----------  ----------
                             $  101,604     101,495
                             ==========  ==========

     Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issues that exceeded 10% of consolidated stockholders' equity at December 31, 2001 and 2000.


(6)  LOANS  ON  LEASES  AND  ALLOWANCE  FOR  LOAN  AND  LEASE  LOSSES

     A summary of loans and leases, net of deferred fees and origination costs, by category is as follows:

                                               DECEMBER 31,
                                              2001       2000
                                           ----------  ---------
                                               (IN THOUSANDS)

Residential real estate mortgages          $  525,411    504,590
Commercial real estate mortgages              477,102    498,040
Real estate construction and development       60,513     44,829
Commercial and agricultural                   584,857    543,145
Consumer                                      387,081    357,822
Home equity                                   232,624    219,355
Lease financing                                72,048     79,874
                                           ----------  ---------
    Total loans                            $2,339,636  2,247,655
                                           ==========  =========


     FHLB advances are collateralized by a blanket lien on the Company's residential real estate mortgages.

     Changes in the allowance for loan and lease losses for the three years ended December 31, 2001, are summarized as follows:

                            2001      2000     1999
                          ---------  -------  -------
                                 (IN THOUSANDS)

Balance at January 1,     $ 32,494   28,240   26,615
Allowance related to
  purchase acquisitions        505      525        -
Provision                   31,929   10,143    6,896
Recoveries                   2,189    1,383    1,439
Charge-offs                (22,371)  (7,797)  (6,710)
                          ---------  -------  -------

Balance at December 31,   $ 44,746   32,494   28,240
                          =========  =======  =======

The  following table sets forth information with regard to non-performing loans:

                                  AT  DECEMBER  31,
                               -----------------------
                                2001     2000    1999
                               -------  ------  ------
                                    (IN THOUSANDS)

Loans in non-accrual status    $40,210  17,103  12,808
Loans contractually past due
  90 days or more and still
  accruing interest              2,975   8,430   2,748
Restructured loans                 603     656   1,014
                               -------  ------  ------
  Total non-performing
  loans                        $43,788  26,189  16,570
                               =======  ======  ======

     There were no material commitments to extend further credit to borrowers with non-performing loans.

     Accumulated interest on the above non-accrual loans of approximately $3,241,000, $1,043,000, and $966,000 would have been recognized as income in 2001, 2000, and 1999, respectively, had these loans been in accrual status. Approximately $591,000, $534,000, and $493,000 of interest on the above non-accrual loans was collected in 2001, 2000, and 1999, respectively.

     At December 31, 2001 and 2000, the recorded investment in loans that are considered to be impaired totaled $32.0 million and $14.7 million, respectively, for which the related allowance for loan losses is $1.4 million and $1.5 million, respectively. As of December 31, 2001 and 2000, there were $23.7 million and $10.8 million, respectively, of impaired loans which did not have an allowance for loan losses due to the adequacy of their collateral. Included in total impaired loans at December 31, 2001 and 2000 were $603,000 and $656,000, respectively, of restructured loans.

     The following provides additional information on impaired loans for the periods presented:

                               FOR THE YEARS ENDED DECEMBER 31,
                              -----------------------------------
                                 2001         2000        1999
                              -----------  ----------  ----------
                                         (IN THOUSANDS)
Average recorded investment
  on impaired loans           $    21,618      12,191       8,900
Interest income recognized
  on impaired loans                   591         308         200
Cash basis interest income
  recognized on impaired
  loans                               591         308         200

     RELATED  PARTY  TRANSACTIONS

     In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers, and other related parties. Such loans, in management's opinion, do not present more than the normal risk of collectibility or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties and changes during the years are summarized as follows:

                            2001     2000
                          --------  -------
                            (IN THOUSANDS)
Balance at January 1,     $ 6,847    6,790
New loans                   3,114    3,007
Repayments                 (3,676)  (2,950)
                          --------  -------
Balance at December 31,   $ 6,285    6,847
                          ========  =======


(7)  PREMISES AND EQUIPMENT, NET

     A summary of premises and equipment follows:

                                        DECEMBER 31,
                                       2001     2000
                                     --------  -------
                                       (IN THOUSANDS)
Land, buildings and improvements     $ 65,350   60,559
Equipment                              50,752   40,775
Construction in progress                  443      350
                                     --------  -------
                                      116,545  101,684
Accumulated depreciation               53,860   45,568
                                     --------  -------
      Total premises and equipment   $ 62,685   56,116
                                     ========  =======

     Land, buildings and improvements with a carrying value of approximately $4.1 million and $4.2 million at December 31, 2001 and 2000, respectively, are pledged to secure long-term borrowings.

     Rental expense included in occupancy expense amounted to $2.1 million in 2001, $1.9 million in 2000, and $1.7 million in 1999. The future minimum rental payments related to noncancellable operating leases with original terms of one year or more are as follows at December 31, 2001:

                                   (IN THOUSANDS)
     2002                         $         1,583
     2003                                   1,053
     2004                                     846
     2005                                     645
     2006                                     504
     Thereafter                             4,333
                                  ---------------
       Total                      $         8,964
                                  ===============


(8)  DEPOSITS

     The following table sets forth the maturity distribution of time deposits at December 31, 2001:

                                   (IN THOUSANDS)
Within one year                    $     1,081,821
After one but within two years             155,001
After two but within three years            85,955
After three but within four years           43,149
After four but within five years            10,385
After five years                            10,738
                                   ---------------

    Total                          $     1,387,049
                                   ===============

     Time deposits of $100,000 or more aggregated $558.6 million and $646.0 million at year end 2001 and 2000, respectively.


(9)  SHORT-TERM  BORROWINGS

     Short-term borrowings total $122.0 million and $184.7 million at December 31, 2001 and 2000, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank (FHLB) advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB available for short-term financing and access to brokered deposits of approximately $767 million and $555 million at December 31, 2001 and 2000, respectively.

     In addition, the Company has two other lines of credit, expiring on November 6, 2002, which are available with the FHLB. The first is an overnight line of credit for approximately $50.0 million with interest based on existing market conditions. The second is a one-month overnight repricing line of credit for approximately $50.0 million with interest based on existing market conditions. As of December 31, 2001, there was $31.0 million (included in federal funds purchased) and $7.7 million (included in other short-term borrowings), respectively, outstanding on these overnight lines of credit. Borrowings on these lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans.

     Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company's control.

     Information  related  to  short-term  borrowings  is summarized as follows:

                                    2001      2000      1999
                                  --------  --------  --------
                                     (DOLLARS IN THOUSANDS)

FEDERAL FUNDS PURCHASED:
    Balance at year-end           $31,000    50,000    58,130
    Average during the year        30,752    52,218    45,628
    Maximum month end balance      47,200    70,695    88,140
    Weighted average rate
      during the year                4.79%     5.95%     5.23%
    Weighted average rate at
      December 31                    1.35%     6.66%     5.46%

SECURITIES SOLD UNDER
    REPURCHASE AGREEMENTS:
      Balance at year-end         $64,973    46,050    68,241
      Average during the year      56,408    57,679    51,719
      Maximum month end balance    64,973   130,262    81,790
      Weighted average rate
        during the year              3.38%     5.02%     4.49%
      Weighted average rate
        at December 31               1.62%     4.76%     4.52%

OTHER SHORT-TERM
    BORROWINGS:
      Balance at year-end         $26,040    88,654    45,480
      Average during the year      36,002    84,991    48,017
      Maximum month end balance    71,654   131,077   108,161
      Weighted average rate
        during the year              5.35%     6.42%     5.23%
      Weighted average rate
        at December 31               5.11%     6.65%     5.45%

     The Company has entered into repurchase agreements with entities which have certain executive officers who are directors and significant stockholders of the Company. These repurchase agreements are entered into in the ordinary course of business at market terms. These repurchase agreements resulted in approximately $25.4 million and $18.1 million being owed to these entities at December 31, 2001 and 2000, respectively.


(10) LONG-TERM  DEBT

     Long-term debt consists of obligations having an original maturity at issuance of more than one year. A summary as of December 31, 2001 is as follows:

                        MATURITY DATE   INTEREST RATE      AMOUNT
                        --------------  --------------  -----------
                                     (DOLLARS IN THOUSANDS)

FHLB advance                      2002      1.98-6.45%  $    36,276
FHLB advance                      2003      4.50-6.27%       90,757
FHLB advance                      2005      4.40-6.41%       30,000
FHLB advance                      2008      5.06-7.20%       35,599
FHLB advance                      2009      4.97-5.50%       75,000
Note payable                      2010           6.50%          275
IDA bonds                         2025           4.44%        4,424
                                                        -----------
    Total                                               $   272,331
                                                        ===========

     FHLB advances are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

(11) GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

     On June 14, 1999, CNB established CNBF Capital Trust I (the Trust), which is a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures (capital securities). On August 4, 1999, the Trust issued $18.0 million in capital securities at 3-month LIBOR plus 275 basis points, which equaled 8.12% at issuance. The rate on the capital securities resets quarterly, equal to the 3-month LIBOR plus 275 basis points (5.35% and 9.57% for the December 31, 2001 and 2000 quarterly payments, respectively). The capital securities are the sole asset of the Trust. The obligations of the Trust are guaranteed by Bancorp. Capital securities totaling $1.0 million were issued to NBT. These capital securities were retired upon the merger of NBT and CNB (see note 2). The net proceeds from the sale of the capital securities were used for general corporate purposes and to provide a capital contribution of $15.0 million to CNB Bank, which was merged into NBT Bank. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions, subject to certain restrictions. The Bancorp's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from the NBT Bank. Accordingly, the Bancorp's ability to service the debentures is dependent upon the continued ability of NBT Bank to pay dividends (see also note 13). The capital securities are not classified as debt for financial statement purposes and therefore the expense associated with the capital securities is recorded as non-interest expense in the consolidated statements of income.

(12) INCOME  TAXES

     The significant components of income tax expense attributable to operations are:

                       YEARS ENDED DECEMBER 31,
                       -------------------------
                         2001     2000     1999
                       --------  -------  ------
                             (IN THOUSANDS)
Current:
  Federal              $ 5,404    7,887   11,383
  State                  1,471      835    2,583
                       --------  -------  ------
                         6,875    8,722   13,966
Deferred:
  Federal               (4,963)  (1,766)   1,412
  State                 (1,370)    (428)     655
                       --------  -------  ------
                        (6,333)  (2,194)   2,067
                       --------  -------  ------
    Total income tax
      expense          $   542    6,528   16,033
                       ========  =======  ======

     Not included in the above table is income tax expense (benefit) of approximately $3.7 million, $13.2 million and ($17.5 million) for 2001, 2000 and 1999, respectively, relating to unrealized gain (loss) on available for sale securities and tax benefits recognized with respect to stock options exercised, which were recorded directly in stockholders' equity.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                      DECEMBER  31,
                                                     ---------------
                                                      2001     2000
                                                     -------  ------
                                                      (IN THOUSANDS)
Deferred tax assets:
  Allowance for loan and lease losses                $17,140  12,508
  Deferred compensation                                2,873   3,198
  Postretirement benefit obligation                    1,437   1,594
  Loss on trading securities                               -     504
  Writedowns on corporate debt securities              2,868   1,328
  Accrued severance and contract termination costs     1,097     678
  Pension and executive retirement                       311       -
  Other real estate owned                                193      73
  Purchase accounting adjustments, net                   223       -
  Accrued liabilities                                  1,905     199
  Alternate minimum tax credit carry forward             521   2,202
  New York State tax credit carryforward                 207     214
  Intangible amortization                                663     493
  Other                                                  346     610
                                                     -------  ------
      Total deferred tax assets                       29,784  23,601
                                                     -------  ------

Deferred tax liabilities:
  Pension and executive retirement                         -     823
  Premises and equipment, primarily due
    to accelerated depreciation                        1,491   1,739
  Equipment leasing                                   10,335  11,771
  Securities discount accretion                          600     588
  Deferred loan costs                                    547     165
  Tax bad debt reserve                                   302     437
  Other                                                  277     174
                                                     -------  ------
      Total deferred tax liabilities                  13,552  15,697
                                                     -------  ------
      Net deferred tax asset at year-end              16,232   7,904
                                                     -------  ------

Net deferred tax asset at beginning of year            7,904   5,710
                                                     -------  ------
Increase in net deferred tax asset                     8,328   2,194
Net deferred tax assets acquired                       1,995       -
                                                     -------  ------
Deferred tax benefit                                 $ 6,333   2,194
                                                     =======  ======

     The above table does not include the recorded deferred tax liability of $2.6 million as of December 31, 2001 and deferred tax asset of $1.5 million as of December 31, 2000 related to the net unrealized holding gain/loss in the available-for-sale securities portfolio.

     Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2001 and 2000.

     As  of  December 31, 2001 and 2000, the Company had alternative minimum tax
     (AMT) credit carryforwards of $521,000 and $2.2 million, respectively. AMT credits may be used indefinitely to reduce regular Federal income taxes to the extent regular Federal income taxes exceed the related alternative minimum tax otherwise due. As of December 31, 2001 and 2000, the Company had New York State tax credit carryforwards of $207,000 and $214,000, respectively. These credits may be used indefinitely to reduce New York State taxes due.

     The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

                                           YEARS ENDED DECEMBER 31,
                                          --------------------------
                                            2001     2000     1999
                                          --------  -------  -------
                                                 (IN THOUSANDS)
Federal income tax at statutory rate      $ 1,498    7,144   16,934
Tax exempt income                          (2,475)  (2,677)  (2,880)
Non-deductible expenses                       400      274      443
Non-deductible merger expenses              1,419    2,122        -
Net increase in CSV of life insurance        (121)    (230)     (95)
Dividend received deduction                  (142)    (139)     (77)
State taxes, net of federal tax benefit        66      264    2,105
Other, net                                   (103)    (230)    (397)
                                          --------  -------  -------
Income tax expense                        $   542    6,528   16,033
                                          ========  =======  =======

(13) STOCKHOLDERS'  EQUITY

     Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). The Bank's dividends to the Company over years 2000 and 2001 exceeded net income during those years. Therefore, the Bank's first quarter 2002 dividends exceeded the OCC dividend limitations, and the Bank requested and received OCC approval to pay this dividend to the Company. The Bank anticipates that it will require approval for its second quarter 2002 dividend as well. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

     In November 1994, the Company adopted a Stockholder Rights Plan (Plan) designed to ensure that any potential acquiror of the Company negotiate with the Board of Directors and that all Company stockholders are treated equitably in the event of a takeover attempt. At that time, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar rights are attached to each share of the Company's common stock issued after November 15, 1994. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20 percent or more of the Company's outstanding common stock, begins a tender or exchange offer for 25 percent or more of the Company's outstanding common stock, or an adverse person, as declared by the Board of Directors, acquires 10 percent or more of the Company's outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company's common stock and, therefore, the Rights will be transferred upon the transfer of shares of the Company's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, no par value, and $0.01 stated value per share of the Company at a price of $100.

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

(14) REGULATORY  CAPITAL  REQUIREMENTS

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2001 and 2000, the Company and the subsidiary banks meet all capital adequacy requirements to which they were subject.

     Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution.
     Such actions could have a direct material effect on an institution's financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. As of December 31, 2001, the most recent notification from NBT Bank's regulators categorized NBT Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized NBT Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 capital to average asset ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the NBT Bank's category.

     The Company and the subsidiary banks' actual capital amounts and ratios are presented as follows:

                                                                       REGULATORY
                                                                    RATIO REQUIREMENTS
                                                                  -----------------------
                                                                                 FOR
                                                    ACTUAL        MINIMUM   CLASSIFICATION
                                              ------------------  CAPITAL      AS WELL
(DOLLARS IN THOUSANDS)                         AMOUNT    RATIO    ADEQUACY   CAPITALIZED
                                              --------  --------  ---------  ------------
As of December 31, 2001:
  Total capital (to risk weighted assets):
    Company combined                          $259,316    10.69%      8.00%        10.00%
    NBT Bank                                   253,401    10.54%      8.00%        10.00%

  Tier I Capital (to risk weighted assets):
    Company combined                           228,803     9.43%      4.00%         6.00%
    NBT Bank                                   223,170     9.28%      4.00%         6.00%

  Tier I Capital (to average assets):
    Company combined                           228,803     6.34%      4.00%         5.00%
    NBT Bank                                   223,170     6.24%      4.00%         5.00%


  As of December 31, 2000:
  Total capital (to risk weighted assets):
    Company combined                          $272,716    11.08%      8.00%        10.00%
    NBT Bank                                   123,419    11.73%      8.00%        10.00%
    Pennstar                                    63,263     8.97%      8.00%        10.00%
    CNB Bank                                    67,814    10.30%      8.00%        10.00%

  Tier I Capital (to risk weighted assets):
    Company combined                           242,576     9.85%      4.00%         6.00%
    NBT Bank                                   109,973    10.48%      4.00%         6.00%
    Pennstar                                    54,981     7.80%      4.00%         6.00%
    CNB Bank                                    59,669     9.10%      4.00%         6.00%

  Tier I Capital (to average assets):
    Company combined                           242,576     6.88%      4.00%         5.00%
    NBT Bank                                   109,973     7.40%      4.00%         5.00%
    Pennstar                                    54,981     5.12%      4.00%         5.00%
    CNB Bank                                    59,669     6.40%      4.00%         5.00%

(14) EMPLOYEE  BENEFIT  PLANS

     PENSION  PLAN

     The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at December 31, 2001. M. Griffith, Inc. and the former Pennstar (and its predecessors Lake Ariel and Pioneer Holding Company) did not provide for pension benefits to employees through January 1, 2001. As such, M. Griffith, Inc. and Pennstar employees are not included in this plan at December 31, 2000. M. Griffith, Inc. and Pennstar employees began to participate and accrue benefits under this Plan as of January 1, 2001. No benefit credit was provided in the Company's plan for service with M. Griffith, Inc. and the former Pennstar (and its predecessors Lake Ariel or Pioneer Holding Company). Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The
     Company's policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company's plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

     Prior to December 31, 2001, the Company maintained two noncontributory defined benefit retirement plans, the NBT Bancorp Inc. Defined Benefit Pension Plan and the Central National Bank, Canajoharie Pension Plan. Effective December 31, 2001, the Company merged those two plans.

     The net periodic pension expense and the funded status of the plan are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                         -----------------------------
                                                           2001       2000      1999
                                                         ---------  --------  --------
                                                                  (IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost                                           $  1,968     1,382     1,368
  Interest cost                                             2,038     2,041     1,989
  Expected return on plan assets                           (2,703)   (2,790)   (2,817)
  Amortization of initial unrecognized asset                 (196)     (196)     (196)
  Amortization of prior service cost                          234       233       268
  Amortization of unrecognized net gain                       (23)     (117)      (12)
                                                         ---------  --------  --------
      Net periodic pension cost                          $  1,318       553       600
                                                         =========  ========  ========

Change in projected benefit obligation:
  Benefit obligation at beginning of year                 (28,867)  (27,364)  (29,543)
  Service cost                                             (1,968)   (1,382)   (1,368)
  Interest cost                                            (2,038)   (2,041)   (1,989)
  Actuarial (loss) gain                                    (1,438)   (1,309)    3,415
  Benefits paid                                             2,465     2,933     2,121
  Prior service cost                                            -       296         -
                                                         ---------  --------  --------
      Projected benefit obligation
         at end of year                                  $(31,846)  (28,867)  (27,364)
                                                         =========  ========  ========

Change in plan assets:
  Fair value of plan assets at beginning of year           28,666    31,091    30,757
  Actual return on plan assets                               (814)      302     1,272
  Employer contributions                                    3,950         -       550
  Benefits paid                                            (2,465)   (2,933)   (2,121)
  Actuarial gain due to measurement date
    prior to December 31                                      211       206       633
                                                         ---------  --------  --------
      Fair value of plan assets at end of year           $ 29,548    28,666    31,091
                                                         =========  ========  ========

Plan assets (less than) in excess of projected benefit
  obligation                                             $ (2,298)     (201)    3,727
    Unrecognized portion of net asset at transition        (1,364)   (1,560)   (1,756)
    Unrecognized net actuarial loss (gain)                  2,913    (1,854)   (5,563)
    Unrecognized prior service cost                         3,006     3,240     3,770
                                                         ---------  --------  --------
      Prepaid (accrued) pension cost                     $  2,257      (375)      178
                                                         =========  ========  ========

Weighted average assumptions as of December 31,
  Discount rate                                              7.00%     7.25%     7.75%
  Expected long-term return on plan assets                   9.00%     9.00%     9.00%
  Rate of compensation increase                              4.00%     4.00%     4.00%
                                                         =========  ========  ========

     In addition to the Company's noncontributory defined benefit retirement and pension plan, the Company provides a supplemental employee retirement plans to certain current and former executives. The amount of the liabilities recognized in the Company's consolidated balance sheets associated with these plans was $7.1 million and $4.8 million at December 31, 2001 and 2000, respectively. The charges to expense with respect to these plans amounted to $0.4 million, $1.7 million, and $0.2 million for the years ended December 31, 2001, 2000, and 1999, respectively. The discount rate used in determining the actuarial present values of the projected benefit obligations was 7.00%, 7.25% and 7.75%, at December 31, 2001, 2000, and 1999, respectively.

     POSTRETIREMENT  BENEFITS  OTHER  THAN  PENSIONS

     The Company provides certain health care benefits for retired employees. Benefits are accrued over the employees' active service period. Pennstar (and its predecessors Lake Ariel and Pioneer Holding Company) did not provide such benefits to retired employees. As such, Pennstar employees are not included in this plan as of December 31, 2000. Pennstar employees began to participate in this plan and to accrue benefits under this plan as of January 1, 2001. The plan is contributory for participating retirees, requiring participants to absorb certain deductibles and coinsurance amounts with contributions adjusted annually to reflect cost sharing provisions and benefit limitations called for in the plan. Employees become eligible for these benefits if they reach normal retirement age while working for the Company. The Company funds the cost of postretirement health care as benefits are paid. The Company elected to recognize the transition obligation on a delayed basis over twenty years.

The net postretirement health benefits expense and obligations (the plan is unfunded) are as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      2001     2000     1999
                                                    --------  -------  -------
(IN THOUSANDS)
Components of net periodic benefit cost:
  Service cost                                      $   175      199      235
  Interest cost                                         300      304      288
  Amortization of
    transition obligation                                39      124      124
  Amortization of (gains)
    and losses                                           31      (15)       9
  Amortization of unrecognized
    prior service cost                                  (14)       -        -
                                                    --------  -------  -------
      Net periodic postretirement
        benefit cost                                $   531      612      656
                                                    ========  =======  =======

Change in accumulated benefit
 obligation:
  Benefit obligation at beginning
    of the year                                       4,738    3,959    4,517
  Service cost                                          175      199      235
  Interest cost                                         300      304      288
  Plan participants' contributions                        -      129      106
  Actuarial loss (gain)                               1,640      439     (935)
  Amendments                                         (1,224)       -        -
  Benefits paid                                        (230)    (292)    (252)
                                                    --------  -------  -------
      Accumulated benefit
        obligation at end of year                   $ 5,399    4,738    3,959
                                                    ========  =======  =======

Components of accrued
  benefit cost:
    Accumulated benefit obligation
      at end of year                                $(5,399)  (4,738)  (3,959)
    Unrecognized
      transition obligation                             139    1,196    1,320
    Unrecognized prior service cost                    (192)       -        -
    Unrecognized actuarial
      net loss                                        2,077      468       14
                                                    --------  -------  -------

Accrued benefit cost                                $(3,375)  (3,074)  (2,625)
                                                    ========  =======  =======

Weighted average discount rate                         7.00%    7.25%    7.75%
                                                    ========  =======  =======

The Company used a health care trend rate in calculating the postretirement cost of 7.5% during December 31, 2001, grading down uniformly to 5.5% for 2005 and thereafter.

Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2001:

                                            1-PERCENTAGE    1-PERCENTAGE
                                                POINT          POINT
                                               INCREASE       DECREASE
                                            -------------  --------------

  (IN THOUSANDS)
Effect on total service and interest cost
  components                                $         111            (88)
                                            =============  ==============

Effect on postretirement accumulated
  benefit obligation                        $       1,026           (844)
                                            =============  ==============

EMPLOYEE  401(K)  AND  EMPLOYEE  STOCK  OWNERSHIP  PLANS

At December 31, 2001, the Company maintains a 401(k) and employee stock ownership plan (the Plan). The Company contributes to the Plan based on employees' contributions out of their annual salary. In addition, the Company may also make discretionary contributions to the Plan based on profitability. Participation in the Plan is contingent upon certain age and service requirements.

Through December 31, 2000, Pennstar maintained a profit-sharing plan and a 401(k) savings plan for employees of the former LA Bank, N.A. and maintained an ESOP and a savings and investment plan for employees of the former Pioneer
American Bank, N.A. On January 1, 2001, these plans were merged into the Company's Plan. CNB maintained a 401(k) plan. On January 1, 2002, the CNB plan was merged into the Company's Plan. The recorded expenses associated with these plans was $794,000 in 2001, $1.7 million in 2000 and $1.6 million in 1999.

STOCK  OPTION  PLANS

At December 31, 2001, the Company has two stock option plans (Plans). Under the terms of the plans, options are granted to directors and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted have a vesting period of four years and terminate eight or ten years from the date of the grant.

The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $3.70, $3.35 and $5.47, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the years ended December 31:

                                2001          2000         1999
                            -------------  -----------  -----------
  Dividend yield                    4.26%        5.34%        3.72%
  Expected volatility              30.19%       29.88%       29.05%
  Risk-free interest rates  4.63% - 5.04%  6.04%-6.62%  4.63%-6.16%
  Expected life                  7 years      7 years      7 years

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                              2001    2000    1999
                             ------  ------  ------

Net income:
  As reported                $3,737  14,154  32,592
  Pro forma                   2,450  13,261  31,824

Basic earnings per share:
  As reported                  0.11    0.44    1.01
  Pro forma                    0.07    0.41    0.99

Diluted earnings per share:
  As reported                  0.11    0.44    1.00
  Pro forma                    0.07    0.41    0.98

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

The  following  is  a  summary  of  changes  in  options  outstanding:

                                                   WEIGHTED
                                                  AVERAGE OF
                                                EXERCISE PRICE
                                 NUMBER OF        OF OPTIONS
                                  OPTIONS      UNDER THE PLANS
                              ---------------  ----------------
Balance at December 31, 1998       1,248,782   $           8.85
                              ---------------  ----------------

Granted                              242,417              20.36
Exercised                           (177,812)              7.21
Lapsed                               (23,135)             15.83
                              ---------------  ----------------
Balance at December 31, 1999       1,290,252              13.73
                              ---------------  ----------------

Granted                              515,369              13.67
Exercised                           (277,880)              7.32
Lapsed                               (49,917)             14.14
                              ---------------  ----------------
Balance at December 31, 2000       1,477,824              13.59
                              ---------------  ----------------

Granted                              726,746              15.13
Exercised                           (219,659)              8.92
Lapsed                               (79,036)             15.83
                              ---------------  ----------------
Balance at December 31, 2001       1,905,875   $          14.61
                              ===============  ================

The following table summarizes information concerning stock options outstanding at December 31, 2001:

                         OPTIONS OUTSTANDING                 OPTIONS  EXERCISABLE
               ------------------------------------------  -------------------------
                               WEIGHTED
                               AVERAGE
                               REMAINING      WEIGHTED                    WEIGHTED
   RANGE OF                   CONTRACTUAL      AVERAGE                     AVERAGE
   EXERCISE      NUMBER          LIFE         EXERCISE        NUMBER      EXERCISE
   PRICES      OUTSTANDING    (IN YEARS)        PRICE      EXERCISABLE     PRICE
-------------  -----------  --------------  -------------  -----------  ------------
$ 4.01-$ 8.50      87,690            3.06  $        6.52       87,690  $       6.52
$ 8.51-$13.00     492,781            6.23          10.56      463,980         10.59
$13.01-$17.50     949,911            8.26          15.54      187,151         14.58
$17.51-$22.00     375,493            6.65          19.41      258,877         19.29
-------------  -----------  --------------  -------------  -----------  ------------

$ 4.01-$22.00   1,905,875            7.18  $       14.61      997,698  $      13.24
=============  ===========  ==============  =============  ===========  ============

(15) COMMITMENTS  AND  CONTINGENT  LIABILITIES

     The Company's concentrations of credit risk are reflected in the consolidated balance sheets. The concentrations of credit risk with standby letters of credit, unused lines of credit and commitments to originate new loans and loans sold with recourse generally follow the loan classifications. At December 31, 2001, approximately 52.8% of the Company's loans are secured by real estate located in central and northern New York and northeastern Pennsylvania, respectively. Accordingly, the ultimate collectibility of a substantial portion of the Company's portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

                                           AT  DECEMBER  31,
                                             2001     2000
                                           --------  -------
(IN THOUSANDS)

Commitments to extend credits, primarily
  variable rate                            $509,750  230,668

Unused lines of credit                      194,931  164,062

Standby letters of credit                    21,072    6,249

Loans sold with recourse                     18,258   20,000

The total amount of loans serviced by the Company for unrelated third parties was approximately $173.3 million and $208.3 million at December 31, 2001 and 2000, respectively.

In the normal course of business there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the consolidated balance sheets or results of operations of the Company.

(16) PARENT COMPANY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS
------------------------

                                                           DECEMBER  31,
ASSETS                                                     2001     2000
                                                         --------  -------
                                                           (IN THOUSANDS)

Cash and cash equivalents                                $  1,971    7,827
Securities available for sale, at estimated fair value      8,401    8,774
Investment in subsidiaries, on equity basis               279,725  285,770
Other assets                                               11,654    8,317
                                                         --------  -------
  Total assets                                           $301,751  310,688
                                                         ========  =======

  LIABILITIES AND STOCKHOLDERS' EQUITY

Total liabilities                                        $ 35,396   41,047
                                                         --------  -------

Stockholders' equity                                      266,355  269,641
                                                         --------  -------

  Total liabilities and stockholders' equity             $301,751  310,688
                                                         ========  =======


CONDENSED STATEMENTS OF INCOME
------------------------------

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      2001      2000     1999
                                                    ---------  -------  ------
                                                           (IN THOUSANDS)

Dividends from subsidiaries                         $ 27,775   35,270   22,649
Management fee from
  subsidiaries                                        25,860   17,266        -
Interest and other dividend
  income                                               1,273    1,578    1,125
Net gain on sale of securities
  available for sale                                     294      151    1,036
                                                    ---------  -------  ------
                                                      55,202   54,265   24,810
  Operating expense                                   41,535   36,374    2,400
                                                    ---------  -------  ------

Income before income tax (benefit)
  expense and (distributions in
  excess of) equity in undistributed
  income of subsidiaries                              13,667   17,891   22,410
Income tax (benefit) expense                          (3,907)  (5,738)     223
(Distributions in excess of)
  equity in undistributed
  income of subsidiaries                             (13,837)  (9,475)  10,405
                                                    ---------  -------  ------
      Net income                                    $  3,737   14,154   32,592
                                                    =========  =======  ======

CONDENSED STATEMENTS OF CASH FLOWS
----------------------------------

                                                      YEARS  ENDED  DECEMBER  31,
                                                     -----------------------------
                                                       2001       2000      1999
                                                     ---------  --------  --------
                                                             (IN THOUSANDS)
Operating activities:
  Net income                                         $  3,737    14,154    32,592
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Net gains on sale of securities
        available for sale                               (294)     (151)   (1,036)
      Tax benefit from exercise of
        stock options                                     327       660       296
      Distributions in excess of
        (equity in undistributed)
        income of subsidiaries                         13,837     9,475   (10,405)
      Other, net                                        4,354     2,242      (956)
                                                     ---------  --------  --------
          Net cash provided by
            operating activities                       21,961    26,380    20,491
                                                     ---------  --------  --------

Investing activities:
  Securities available for sale:
    Proceeds from sales                                 4,458       384     2,301
    Purchases of securities
      available for sale                                 (390)   (1,742)   (6,514)
    Maturities and calls of securities
      available for sale                                    -         -     1,000
    Investment in bank subsidiary                           -         -   (15,000)
    Investment in non-bank subsidiaries                     -         -      (720)
    Purchases of premises and equipment                (2,603)       (4)      (55)
                                                     ---------  --------  --------
        Net cash provided by (used in)
          investing activities                          1,465    (1,362)  (18,988)

Financing activities:
  Proceeds from the issuance of shares
    to employee benefit plans and other stock
    plans                                               2,046       507     6,826
  Payment on long-term debt                               (75)      (65)      (66)
  Issuance of liability to subsidiary
    related to capital securities                           -         -    17,000
  Purchase of treasury shares                         (11,126)   (1,680)   (9,628)
  Cash dividends and payment for
    fractional shares                                 (20,127)  (18,447)  (15,745)
                                                     ---------  --------  --------
      Net cash provided by (used in)
        financing activities                          (29,282)  (19,685)   (1,613)

      Net (decrease) increase in
        cash and cash equivalents                      (5,856)    5,333      (110)

  Cash and cash equivalents at beginning
    of year                                             7,827     2,494     2,604
                                                     ---------  --------  --------
  Cash and cash equivalents at end
    of year                                          $  1,971     7,827     2,494
                                                     =========  ========  ========

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

     LONG-TERM  DEBT

     The fair value of long-term debt has been estimated using discounted cash flow analysis that applies interest rates currently offered for notes with similar terms.

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

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES.

Given the variable rate nature of this financial instrument, the carrying value approximates fair value.

Estimated  fair  values  of financial instruments at December 31 are as follows:

                                             2001                       2000
                                  --------------------------  -------------------------
                                   CARRYING   ESTIMATED FAIR  CARRYING   ESTIMATED FAIR
                                    AMOUNT        VALUE        AMOUNT        VALUE
                                  ----------  --------------  ---------  --------------
                                                      (IN THOUSANDS)

  FINANCIAL ASSETS
Cash and cash equivalents         $  129,957         129,957    130,443         130,443
Trading securities                       126             126     20,540          20,540
Securities available for sale        909,341         909,341    936,757         936,757
Securities held to maturity          101,604         101,495    110,415         109,835

Loans (1)                          2,339,636       2,399,044  2,247,655       2,232,573
Less allowance for loan losses        44,746               -     32,494               -
                                  ----------  --------------  ---------  --------------
      Net loans                    2,294,890       2,399,044  2,215,161       2,232,573

Accrued interest receivable           18,152          18,152     21,043          21,043

  FINANCIAL LIABILITIES
Deposits:
  Interest bearing:
    Savings, NOW and
      money market                $1,097,156       1,097,156    970,859         970,859
    Time deposits                  1,387,049       1,400,996  1,500,828       1,503,756
  Noninterest bearing                431,407         431,407    372,181         372,181

Short-term borrowings                122,013         122,013    184,704         184,704
Long-term debt                       272,331         282,426    240,529         241,396
Accrued interest payable              13,145          13,145     17,041          17,041
Guaranteed preferred beneficial
  interests in company's junior
  subordinated debentures             17,000          17,000     17,000          17,000

(1)     Lease  receivables,  although  excluded  from  the  scope  of SFAS No. 107, are included in  the  estimated  fair  value  amounts  at  their  carrying  amounts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required is incorporated herein by reference from the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2002 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days of the Company's 2001 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

The information required is incorporated herein by reference from the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required is incorporated herein by reference from the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference from the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following consolidated financial statements are incorporated by reference from Item 8 hereof:

            Independent Auditors' Report.

            Consolidated Balance Sheets as of December 31, 2001 and 2000.

            Consolidated Statements of Income for each of the three years ended December 31, 2001, 2000 and 1999.

            Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended December 31, 2001, 2000 and 1999.

            Consolidated Statements of Cash Flows for each of the three years ended December 31, 2001, 2000 and 1999.

            Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2001, 2000 and 1999. Notes to the Consolidated Financial Statements.

     (a)(2) There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

     (a)(3) See (c) below for all exhibits filed herewith and the Exhibit
            Index.

     (b)    Reports on Form 8-K

The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on November 13, 2001 (date of report November 8, 2001) (announcing the completion of the Company's acquisition of CNB Financial Corp. and the appointment of Messrs. Van Ness Robinson, John P. Woods, Jr., and Joseph A. Santangelo to serve as members of the Company's Board of Directors).

     (c) Exhibits. The following exhibits are either filed as part of this annual report on Form 10-K, or are incorporated herein by reference:

Exhibit
Number

3.1     Certificate  of  Incorporation  of  NBT  Bancorp  Inc.
3.2     Amended and Restated By-laws of NBT Bancorp Inc.
3.3 Rights Agreement, dated as of November 15, 1994, between NBT Bancorp Inc. and American Stock Transfer Trust Company as Rights Agent (filed as
        Exhibit 4.1 to Registrant's Form 8-A, file number 0-14703, filed on November 25, 1994, and incorporated by reference herein).
3.4 Amendment No. 1 to Rights Agreement, dated as of December 16, 1999, between NBT Bancorp Inc. and American Stock Transfer Trust Company as Rights Agent (filed as Exhibit 4.2 to Registrant's Form 8-A/A, file number 0-14703, filed on December 21, 1999, and incorporated by reference herein).
3.5 Amendment No. 2 to Rights Agreement, dated as of April 19, 2000, between NBT Bancorp Inc. and American Stock Transfer Trust Company as Rights Agent (filed as Exhibit 4.3 to Registrant's Form 8-A12G/A, file number 0-14703, filed on May 25, 2000, and incorporated by reference herein).
10.1 NBT Bancorp Inc. 401(K) and Employee Stock Ownership Plan made as of January 1, 2001 (filed as Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated by reference herein).
10.2 First Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective July 2, 2001.
10.3 Second Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective July 2, 2001.
10.4 Third Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective January 1, 2002.
10.5 Fourth Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective January 1, 2002.
10.6 Fifth Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective January 1, 2002.
10.7 NBT Bancorp Inc. Defined Benefit Pension Plan, Amended and Restated Effective as of January 1, 2000 (filed as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated by reference herein).
10.8 Amendment Number One to NBT Bancorp Inc. Defined Benefit Pension Plan effective December 31, 2001.
10.9 NBT Bancorp Inc. 1993 Stock Option Plan (filed as Exhibit 99.1 to Registrant's Form S-8 Registration Statement, file number 333-71830 filed on October 18, 2001 and incorporated by reference herein).
10.10 NBT Bancorp Inc. Non-Employee Director, Divisional Director and Subsidiary Director Stock Option Plan (filed as Exhibit 99.1 to Registrant's Form S-8 Registration Statement, file number 333-73038 filed on November 9, 2001 and incorporated by reference herein).

Exhibit
Number
10.11   NBT  Bancorp  Inc.  Employee  Stock  Purchase  Plan.
10.12   NBT  Bancorp  Inc.  Directors  Restricted Stock Plan (filed as Exhibit
        99.1 to Registrant's Form S-8 Registration Statement, file number 333-72772 filed on November 5, 2001, and incorporated by reference herein).
10.13   NBT  Bancorp  Inc.  2002  Executive  Incentive  Compensation  Plan.
10.14   Change  in  control agreement with Daryl R. Forsythe (filed as Exhibit
        10.4 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).
10.15   Form  of  Employment  Agreement  between NBT Bancorp Inc. and Daryl R.
        Forsythe  made  as  of  January  1,  2002.
10.16 Supplemental Retirement Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe as Amended and Restated Effective January 28, 2002.
10.17 Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995 (filed as Exhibit
        10.8 to Registrant's Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference).
10.18 Amendment dated January 28, 2002 to Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995.
10.19 Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995.
10.20 Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made as of August 1, 1995 (filed as
        Exhibit 10.9 to Registrant's Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference).
10.21 Form of Employment Agreement between NBT Bancorp Inc. and Martin A. Dietrich made as of January 1, 2002.
10.22   Supplemental Executive Retirement Agreement between NBT Bancorp Inc.
        and Martin A. Dietrich made as of July 23, 2001(filed as Exhibit 10.13 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).
10.23   Change  in control agreement with Martin A. Dietrich (filed as Exhibit
        10.3 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).
10.24 Form of Employment Agreement between NBT Bancorp Inc. and Michael J. Chewens made as of January 1, 2002.
10.25 Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Michael J. Chewens made as of July 23, 2001 (filed as Exhibit 10.12 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).
10.26   Change  in control agreement with Michael J. Chewens (filed as Exhibit
        10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).
10.27 Form of Employment Agreement between NBT Bancorp Inc. and David E. Raven made as of January 1, 2002.
10.28 Change in control agreement with David E. Raven (filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).
10.29 Form of Employment Agreement between NBT Bancorp Inc. and Lance D. Mattingly made as of January 1, 2002.

10.30   Change  in control agreement with Lance D. Mattingly (filed as Exhibit
        10.5 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).
10.31 Form of Employment Agreement between NBT Bancorp Inc. and Peter Corso made as of January 1, 2002.
10.32 Change in control agreement with Peter Corso (filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).
10.33   Change  in  control  agreement  with  Tom  Delduchetto
10.34 NBT Bancorp Inc. and Subsidiaries Master Deferred Compensation Plan of Directors, adopted February 11, 1992 (filed as Exhibit 10.9 to Registrant's Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference).
10.35 Agreement and Plan of Merger by and between NBT Bancorp Inc. and First National Bancorp, Inc., dated as of January 2, 2001 (filed as Annex A to Registrant's Form S-4 Registration Statement, file number 333-55360, filed on February 9, 2001, and incorporated by reference herein).

Exhibit
Number

10.36   Agreement and Plan of Merger among NBT Bancorp Inc., NBT Bank,
        National Association, CNB Financial Corp. and Central National Bank, Canajoharie dated as of June 19, 2001 (filed as Appendix A to Registrant's Form S-4/A Registration Statement, file number 333-66472, filed on August 27, 2001, and incorporated by reference herein).
21      A  list  of  the  subsidiaries  of  the  Registrant.
23      Consent  of  KPMG  LLP.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, NBT Bancorp Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBT BANCORP INC. (Registrant)
March 25, 2002

/s/ Daryl R. Forsythe
----------------------
Daryl R. Forsythe
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Daryl R. Forsythe                         /s/ Michael J. Chewens
--------------------------------------------  ----------------------------------
Daryl R. Forsythe                             Michael J. Chewens
President, Chief Executive Officer            Chief Financial Officer (Principal
  and Chairman (Principal Executive Officer)  Financial Officer)
Date: March 25, 2002                          Date: March 25, 2002

/s/ J. Peter Chaplin                          /s/ John C. Mitchell
--------------------------------------------  ----------------------------------
J. Peter Chaplin, Director                    John C. Mitchell, Director
Date: March 25, 2002                          Date: March 25, 2002

/s/ Richard Chojnowski,                       /s/ Joseph G. Nasser
--------------------------------------------  ----------------------------------
Richard Chojnowski, Director                  Joseph G. Nasser, Director
Date: March 25, 2002                          Date: March 25, 2002

/s/ Gene E. Goldenziel                        /s/ William L. Owens
--------------------------------------------  ----------------------------------
Gene E. Goldenziel, Director                  William L. Owens, Director
Date: March 25, 2002                          Date: March 25, 2002

/s/ Peter B. Gregory                          /s/ Van Ness D. Robinson
--------------------------------------------  ----------------------------------
Peter B. Gregory, Director                    Van Ness D. Robinson, Director
Date: March 25, 2002                          Date: March 25, 2002

/s/ William C. Gumble                         /s/ Joseph A. Santangelo
--------------------------------------------  ----------------------------------
William C. Gumble, Director                   Joseph A. Santangelo, Director
Date: March 25, 2002                          Date: March 25, 2002

/s/ Bruce D. Howe                             /s/ Paul O. Stillman
--------------------------------------------  ----------------------------------
Bruce D. Howe, Director                       Paul O. Stillman, Director
Date: March 25, 2002                          Date: March 25, 2002

/s/ Andrew S. Kowalczyk, Jr.                  /s/ John P. Woods, Jr.
--------------------------------------------  ----------------------------------
Andrew S. Kowalczyk, Jr., Director            John P. Woods, Director
Date: March 25, 2002                          Date: March 25, 2002