Form 10-Q
period 2002-03-31
NBT BANCORP INC
filed 2002-05-14
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark  One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002.
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934
For the transition period from          to         .
                               --------    --------

                         COMMISSION FILE NUMBER 0-14703


                                NBT BANCORP INC.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                        16-1268674
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

As of April 30, 2002, there were 33,213,744 shares outstanding of the Registrant's common stock, $0.01 par value.

                                NBT BANCORP INC.
                    FORM 10-Q--Quarter Ended March 31, 2002

                                TABLE OF CONTENTS


PART I    FINANCIAL  INFORMATION

Item 1    Interim  Financial  Statements  (Unaudited)

          Consolidated Balance Sheets at March 31, 2002, December 31, 2001
          (Audited), and March 31, 2001

          Consolidated Statements of Income for the three month periods ended
          March 31, 2002 and 2001

          Consolidated Statements of Stockholders' Equity for the three month periods ended March 31, 2002 and 2001

          Consolidated Statements of Cash Flows for the three month periods ended March 31, 2002 and 2001

          Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2002 and 2001

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

SIGNATURES

INDEX TO EXHIBITS

NBT BANCORP INC. AND SUBSIDIARIES                                               MARCH 31,     December 31,    March 31,
CONSOLIDATED BALANCE SHEETS                                                        2002           2001           2001
-------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                                (UNAUDITED)                   (Unaudited)
ASSETS
Cash and due from banks                                                        $    93,864   $     123,201   $    92,521
Short-term interest bearing accounts                                                 7,135           6,756        11,331
Trading securities, at fair value                                                      155             126         7,488
Securities available for sale, at fair value                                       921,750         909,341       938,619
Securities held to maturity (fair value - $100,250, $101,495
 and $100,620)                                                                     101,099         101,604       100,627
Federal Reserve and Federal Home Loan Bank stock                                    21,630          21,784        22,460
Loans and leases                                                                 2,317,644       2,339,636     2,245,305
 Less allowance for loan and lease losses                                           45,299          44,746        32,486
-------------------------------------------------------------------------------------------------------------------------
  Net loans                                                                      2,272,345       2,294,890     2,212,819
Premises and equipment, net                                                         60,875          62,685        57,016
Goodwill                                                                            15,476          15,476         8,130
Intangible assets, net                                                              32,807          35,212        36,806
Other assets                                                                        67,739          67,127        53,669
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $ 3,594,875   $   3,638,202   $ 3,541,486
=========================================================================================================================

LIABILITIES, GUARANTEED PREFERRED BENEFICIAL INTERESTS
IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                                  $   404,186   $     431,407   $   345,292
 Savings, NOW, and money market                                                  1,109,598       1,097,156       983,832
 Time                                                                            1,352,026       1,387,049     1,475,300
-------------------------------------------------------------------------------------------------------------------------
  Total deposits                                                                 2,865,810       2,915,612     2,804,424
Short-term borrowings                                                               81,162         122,013       147,309
Long-term debt                                                                     325,933         272,331       248,496
Other liabilities                                                                   36,950          44,891        43,678
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              3,309,855       3,354,847     3,243,907

Guaranteed preferred beneficial interests in
company's junior subordinated debentures                                            17,000          17,000        17,000

Stockholders' equity:
  Preferred stock, $0.01 par value; shares authorized-2,500,000; none issued             -               -             -
  Common stock, $0.01 par value; shares authorized-50,000,000;
    shares issued 34,385,192, 34,252,661, and 33,205,732                               344             343           332
  Additional paid-in-capital                                                       210,595         209,176       193,953
  Retained earnings                                                                 77,568          72,531        93,855
  Accumulated other comprehensive (loss) income                                       (406)          3,921         3,335
  Treasury stock at cost 1,183,868, 1,147,848,
    and 576,354 shares at March 31, 2002, December 31, 2001
    and March 31, 2001, respectively                                               (20,081)        (19,616)      (10,896)
-------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                       268,020         266,355       280,579
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, GUARANTEED PREFERRED
BENEFICIAL INTERESTS IN COMPANY'S JUNIOR
SUBORDINATED DEBENTURES
AND STOCKHOLDERS' EQUITY                                                       $ 3,594,875   $   3,638,202   $ 3,541,486
=========================================================================================================================

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES                                   Three months ended March 31,
CONSOLIDATED STATEMENTS OF INCOME                                     2002              2001
-------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                       (Unaudited)
 Interest, fee and dividend income:
Interest and fees on loans and leases                           $         42,227   $       48,152
Securities available for sale                                             13,567           15,624
Securities held to maturity                                                1,246            1,378
Trading securities                                                             2               45
Other                                                                        280              701
-------------------------------------------------------------------------------------------------
 Total interest, fee and dividend income                                  57,322           65,900
-------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                                  16,991           28,205
Short-term borrowings                                                        348            2,019
Long-term debt                                                             3,638            3,297
-------------------------------------------------------------------------------------------------
 Total interest expense                                                   20,977           33,521
-------------------------------------------------------------------------------------------------
Net interest income                                                       36,345           32,379
Provision for loan and lease losses                                        2,011            1,211
-------------------------------------------------------------------------------------------------
Net interest income after provision for loan and lease losses             34,334           31,168
-------------------------------------------------------------------------------------------------

Noninterest income:
Trust                                                                      1,020            1,046
Service charges on deposit accounts                                        3,050            2,771
Broker/dealer and insurance fees                                           1,495            1,023
Net securities (losses) gains                                               (502)           1,023
Gain on sale of a building                                                     -            1,367
Gain on sale of a branch, net                                                220                -
Other                                                                      2,611            2,447
-------------------------------------------------------------------------------------------------
 Total noninterest income                                                  7,894            9,677
-------------------------------------------------------------------------------------------------

Noninterest expenses:
Salaries and employee benefits                                            12,656           11,733
Office supplies and postage                                                  897            1,079
Occupancy                                                                  2,169            2,287
Equipment                                                                  1,714            1,733
Professional fees and outside services                                     1,615            1,120
Data processing and communications                                         2,565            2,656
Amortization of intangible assets and goodwill                               860              964
Capital securities                                                           216              404
Deposit overdraft write-offs                                                   -            2,125
Loan collection and other real estate owned                                  944              324
Other operating                                                            2,694            2,225
-------------------------------------------------------------------------------------------------
 Total noninterest expenses                                               26,330           26,650
-------------------------------------------------------------------------------------------------
Income before income tax expense                                          15,898           14,195
Income tax expense                                                         5,246            4,541
-------------------------------------------------------------------------------------------------
NET INCOME                                                      $         10,652   $        9,654
=================================================================================================
Earnings per share:
 Basic                                                          $           0.32   $         0.30
 Diluted                                                        $           0.32   $         0.30
=================================================================================================

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                               Additional                           Other
                                                   Common       Paid-in-       Retained     Comprehensive    Treasury
                                                    Stock        Capital       Earning      (Loss)/Income     Stock       Total
---------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 2000                     $       332  $    195,422   $ 88,921      $       (1,934)  $ (13,100)  $269,641
Net income                                                                      9,654                                      9,654
Cash dividends - $0.17 per share                                               (4,720)(1)                                 (4,720)
Purchase of 20,100 treasury shares                                                                               (303)      (303)
Issuance of 116,519 shares to
  employee benefits plans and
  other stock plans, including
  tax benefit                                                       (1,469)                                     2,507      1,038
Other comprehensive income                                                                          5,269                  5,269
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                        $       332  $    193,953   $ 93,855      $        3,335   $ (10,896)  $280,579
=================================================================================================================================


BALANCE AT DECEMBER 31, 2001                     $       343  $    209,176   $ 72,531      $        3,921   $ (19,616)  $266,355
Net income                                                                     10,652                                     10,652
Cash dividends - $0.170 per share                                              (5,615)                                    (5,615)
Purchase of 50,687 treasury shares                                                                               (715)      (715)
Issuance of 147,198 shares to
  employee benefit plans and other
  stock plans, including tax benefit                       1         1,419                                        250      1,670
Other comprehensive (loss)                                                                         (4,327)                (4,327)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002                        $       344  $    210,595   $ 77,568      $         (406)  $ (20,081)  $268,020
=================================================================================================================================

See notes to unaudited interim consolidated financial statements.

Note:

(1) For the period ended March 31, 2001, dividend per share data represents historical dividends per share of NBT Bancorp Inc. stand-alone and the cash dividends paid represents NBT Bancorp Inc. and CNB Financial Corp combined as all unaudited interim consolidated financial statements have been restated to give effect to the merger with CNB Financial Corp., which closed on November 8, 2001.

NBT BANCORP INC. AND SUBSIDIARIES                                      Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     2002              2001
--------------------------------------------------------------------------------------------------------
(in thousands)                                                                  (Unaudited)
OPERATING ACTIVITIES:
Net income                                                        $            10,652   $         9,654
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses                                                      2,011             1,211
 Depreciation of premises and equipment                                         1,724             1,453
 Net accretion on securities                                                     (434)             (481)
 Amortization of intangible assets                                                860               964
 Proceeds from sale of loans held for sale                                      1,416             3,885
 Origination of loans held for sale                                            (2,722)           (3,234)
 Net losses (gains) on sales of loans                                              32               (67)
 Net gain on sale of other real estate owned                                      (17)              (12)
 Net security transactions                                                        502            (1,023)
 Proceeds from sale of trading securities                                           -            20,467
 Purchases of trading securities                                                  (28)           (3,112)
 Gain on sale of a building                                                         -            (1,367)
 Gain on sale of a branch, net                                                   (220)                -
 Net decrease in other assets                                                   2,631             2,798
 Net decrease in other liabilities                                             (7,255)           (6,086)
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       9,152            25,050
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from maturities                                                      74,611            70,862
 Proceeds from sales                                                           20,095            24,885
 Purchases                                                                   (114,390)          (91,617)
Securities held to maturity:
 Proceeds from maturities                                                       8,219            13,432
 Purchases                                                                     (7,738)           (3,653)
Proceeds from FRB and FHLB stock                                                  154             9,226
Net decrease (increase) in loans                                               17,960              (276)
Net cash paid in conjunction with sale of a branch                            (29,171)                -
Purchase of premises and equipment, net                                          (765)           (2,353)
Proceeds from sales of other real estate owned                                    367               710
--------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                           (30,658)           21,216
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net (decrease) in deposits                                                    (15,543)          (39,444)
Net (decrease) in short-term borrowings                                       (40,851)          (37,395)
Proceeds from issuance of long-term debt                                       55,000            20,000
Repayments of long-term debt                                                   (1,398)          (12,033)
Proceeds from issuance of shares to employee benefit
   plans and other stock plans                                                  1,090             1,038
Purchase of treasury stock                                                       (135)             (303)
Cash dividends and payment for fractional shares                               (5,615)           (4,720)
--------------------------------------------------------------------------------------------------------
Net cash (used in) financing activities                                        (7,452)          (72,857)
--------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                     (28,958)          (26,591)
Cash and cash equivalents at beginning of period                              129,957           130,443
--------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $           100,999   $       103,852
========================================================================================================
                                                                                             (Continued)


CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                             THREE MONTHS ENDED
                                                                            MARCH 31,         March 31,
                                                                                 2002              2001
 Cash paid during the period for:
  Interest                                                        $            23,202   $        35,325
  Income taxes                                                                      -               173
========================================================================================================

Loans transferred to OREO                                         $               733   $           835
Transfer of securities available for sale to trading securities                     -             3,804

BRANCH DIVESTITURE:
  Asstes sold                                                     $             3,323                 -
  Liabilities sold                                                             34,263                 -


See notes to unaudited interim consolidated financial statements.
--------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------
NBT BANCORP INC. AND SUBSIDIARIES                                            Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                                 2002              2001
-----------------------------------------------------------------------------------------------------------
(in thousands)                                                                          (Unaudited)


Net Income                                                               $          10,652   $       9,654
-----------------------------------------------------------------------------------------------------------

Other comprehensive (loss) income, net of tax
     Unrealized holding (losses) gains arising during
         period [pre-tax amounts of $(7,733) and $9,500]                            (4,629)          5,712
     Less: Reclassification adjustment for net losses (gains) included
         in net income [pre-tax amounts of $502 and $(736)]                            302            (443)
-----------------------------------------------------------------------------------------------------------
Total other comprehensive (loss) income                                             (4,327)          5,269
-----------------------------------------------------------------------------------------------------------
Comprehensive income                                                     $           6,325   $      14,923
===========================================================================================================

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

BASIS  OF  PRESENTATION
The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its wholly-owned subsidiaries, NBT Bank, N.A. (NBT or Bank), NBT Financial Services, Inc., and CNBF Capital Trust I. Collectively, the Registrant and its subsidiaries are referred to herein as "the Company". All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

     The consolidated balance sheet at December 31, 2001 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 2001 and notes thereto referred to above. The Company's unaudited interim consolidated financial statements as of and for the three months ended March 31, 2001 have been restated to give effect to the merger with CNB Financial Corp., which closed on November 8, 2001 and was accounted for as a pooling-of-interests.

USE  OF  ESTIMATES
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilites at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

COMMITMENTS  AND  CONTINGENCIES
The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items.

At March 31, 2002 and December 31, 2001, commitments to extend credit and unused lines of credit totaled $744.2 million and $704.7 million, and standby letters of credit totaled $21.2 million and $21.1 million. Since commitments to extend credit and unused lines of credit may expire without being used, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using managements credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

EARNINGS  PER  SHARE
Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's dilutive stock options).

     The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

          ----------------------------------------------------------------
          Three months ended March 31,                     2002     2001
          ----------------------------------------------------------------
          (in thousands, except per share data)
          Basic EPS:
            Weighted average common shares outstanding     33,092   32,459
            Net income available to common shareholders   $10,652  $ 9,654
          ----------------------------------------------------------------
          Basic EPS                                       $  0.32  $  0.30
          ================================================================

          Diluted EPS:
            Weighted average common shares outstanding     33,092   32,459
            Dilutive potential common stock                   203      243
          ----------------------------------------------------------------
            Weighted average common shares and common
             share equivalents                             33,295   32,702
            Net income available to common shareholders   $10,652  $ 9,654
          ----------------------------------------------------------------
          Diluted EPS                                     $  0.32  $  0.30
          ================================================================

There were 1,742,003 stock options for the quarter ended March 31, 2002 and 558,172 stock options for the quarter ended March 31, 2001 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

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

On September 14, 2001, the Company acquired $14.4 million in deposits from Mohawk Community Bank. Unidentified intangible assets, accounted for in accordance with SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and representing the excess of cost over net assets acquired, was $665,000 and is being amortized over 15 years on a straight-line basis. Additionally, the Company identified $119,000 of core deposit intangible asset.

On November 8, 2001, the Company, pursuant to a merger agreement dated June 18, 2001, completed its merger with CNB Financial Corp. (CNB) and its wholly owned subsidiary, Central National Bank (CNB Bank), whereby CNB was merged with and into the Bank, and CNB Bank was merged with and into NBT Bank. CNB Bank then became a division of the Bank. In connection with the merger, CNB stockholders received 1.2 shares of the Company's common stock for each share of CNB stock and the Company issued approximately 8.9 million shares of common stock. The transaction was structured to be tax-free to shareholders of CNB and has been accounted for as a pooling-of-interests. Accordingly, these consolidated financial statements have been restated to present combined consolidated financial condition and results of operations of the Bank and CNB as if the merger had been in effect for all years presented. At September 30, 2001, CNB had consolidated assets of $983.1 million, deposits of $853.7 million and equity of $62.8 million. CNB Bank operated 29 full service banking offices in nine upstate New York counties.

At March 31, 2002, after payments of certain merger, acquisition and reorganization costs, the Company had a remaining accrued liability for merger, acquisition and reorganization costs as follows:

     Professional fees         $  424
     Data processing               14
     Severance                  1,625
     Branch closings            1,601
     Advertising and supplies     133
     Miscellaneous                 42
     --------------------------------
        Total                  $3,839
     --------------------------------

NEW  ACCOUNTING  PRONOUNCEMENTS
The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. At that time, the Company had certain embedded derivative instruments from the recently acquired CNB Bank investment portfolio related to a deposit product and two debt securities that had costs and returns linked to the performance of the NASDAQ 100 index. Management determined that these debt securities and the deposit product did not qualify for hedge accounting under SFAS No. 133. The embedded derivatives were separated from the underlying host instruments for financial reporting purposes and accounted for at fair value. In connection with the adoption of SFAS No. 133 as of January 1, 2001, the Company recorded a charge to earnings for a transition adjustment of $159,000 ($95,000, after-tax) for the net impact of recording these embedded derivatives on the consolidated balance sheet at fair value. Due to the insignificance of the amount, the transition adjustment is not reflected as a cumulative effect of a change in accounting principle on the consolidated statement of income for the three months ended March 31, 2001 but is instead recorded in net securities (losses) gains. During the year ended December 31, 2001, and before the closing of the CNB merger, the Company recorded a $640,000 net loss related to the adjustment of the embedded derivatives to fair value. As of December 31, 2001, the embedded derivatives referred to above were completely written off as these derivatives had no value. During the first quarter of 2002, the two debt securities with embedded derivative instruments from the recently acquired CNB Bank investment portfolio were sold at approximately their carrying value, as the securities did not meet the risk profile of the Company's security portfolio.

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

On October 3, 2001, The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by broadening the presentation of discontinued operations to include more disposal transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002 and the adoption did not have a material impact on its consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

The Company adopted the provisions of SFAS No. 141 effective July 1, 2001 and adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 141 requires that upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Goodwill is required to be tested for impairment as of the beginning of the fiscal year in which the Statement is adopted. An entity has six months from the date it adopted SFAS No. 142 to complete the first step of the transitional goodwill impairment test, which is determining whether or not goodwill is impaired. If it is determined that goodwill is impaired, the entity has until the end of the year of adoption to complete step two, which is to measure the impairment. Any impairment loss for either goodwill or intangible assets with indefinite useful lives is to be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

During the first quarter of 2002, upon the implementation of SFAS No. 142, the Company performed a reevaluation of the remaining useful lives of all previously recognized intangible assets and found no adjustment necessary. At this time, the Company has not completed its transitional goodwill impairment evaluation. However, the Company does not anticipate there will be any significant transitional impairment losses from the adoption of SFAS No. 142. The Company has not identified any intangible assets with indefinite useful lives.

Approximately $1.5 million of unidentified intangible assets from branch acquisitions was written off and recorded as a component of the net gain on the sale of a branch during the three months ended March 31, 2002.

Pro forma net income and net income per share for the three months ended March 31, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:

                                                     Three months
                                                 ended March 31, 2001
                                        --------------------------------------
                                        (in thousands, except per share data)
Reported net income                     $                                9,654
Add: goodwill amortization, net of tax                                     113
                                        --------------------------------------
Pro forma net income                    $                                9,767
                                        ======================================

Reported net income per share:

Basic                                   $                                 0.30
Diluted                                 $                                 0.30

Pro forma net income per share:

Basic                                   $                                 0.30
Diluted                                 $                                 0.30


The  Company's  intangible  assets  consist  of  the  following:

                                                            March 31,   December 31,   March 31,
                                                              2002          2001          2001
                                                           -----------  -------------  ----------
  Core deposit intangibles                                 $    5,433          5,433       5,314
  Unidentified intangible assets from branch acquisitions      37,953         37,952      37,103
  Accumulated amortization                                    (10,579)        (8,173)     (5,611)
                                                           -----------  -------------  ----------
  Intangible assets, net                                   $   32,807         35,212      36,806
                                                           ===========  =============  ==========


Estimated annual amortization expense of intangible assets, absent any impairment or change in estimated useful lives is summarized as follows for each of the next five years:

     For the years ending December 31,
     2002 (remaining nine months)        $2,417
     2003                                 3,095
     2004                                 2,752
     2005                                 2,752
     2006                                 2,752
     2007                                 2,752

NBT  BANCORP  INC.  AND  SUBSIDIARIES
Item  2  --  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiaries, NBT Bank, N.A. (NBT), NBT Financial Services, Inc., and CNBF Capital Trust I (collectively referred to herein as the Company.) This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2001 Form 10-K for an understanding of the following discussion and analysis.

     On April 22, 2002, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.17 per share. The cash dividend will be paid on June 15, 2002 to stockholders of record as of June 1, 2002.

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

Unless required by law, the Company does not undertake, and specifically disclaims any obligations to publicly release the result of any revisions that may be made to any forward-looking statements to reflect statements to the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

OVERVIEW

The following table summarizes net income, net income per share and key financial ratios for the periods indicated in accordance with accounting principles generally accepted in the United States of America (GAAP) as well as on an operating basis. Operating income excludes items that the Company considers nonoperating in nature and include net securities losses and gains, gain on sale of a branch, gain on sale of a building, certain deposit overdraft write-offs, and mark-to-market adjustments on loans held for sale:

QUARTER  ENDED  MARCH  31,  2002  (DOLLARS  IN  000'S, EXCEPT PER SHARE AMOUNTS)

                                           Estimated                 Diluted
                                Pre-Tax    Tax Effect    After Tax     EPS
GAAP Net Income                $ 15,898   $     5,246   $   10,652   $   0.32
                               ---------  ------------  -----------  --------
Net Securities Losses               502           200          302       0.01
Gain on sale of a branch, net      (220)          (88)        (132)         -
Loan Valuation Losses                32            13           19          -
                               ---------  ------------  -----------  --------
                                    314           125          189       0.01
                               ---------  ------------  -----------  --------
Operating Net Income           $ 16,212   $     5,371   $   10,841   $   0.33
                               =========  ============  ===========  ========


QUARTER  ENDED  MARCH  31,  2001  (DOLLARS  IN  000'S, EXCEPT PER SHARE AMOUNTS)

                                          Estimated                  Diluted
                               Pre-Tax    Tax Effect    After Tax      EPS
GAAP Net Income               $ 14,195   $     4,541   $    9,654   $   0.30
                              ---------  ------------  -----------  ---------
Net Securities Gains            (1,023)         (408)        (615)     (0.02)
Deposit Overdraft Write-offs     2,125           847        1,278       0.04
Gain on Sale of a Building      (1,367)         (545)        (822)     (0.03)
Loan Valuation Gains               (20)           (8)         (12)         -
                              ---------  ------------  -----------  ---------
                                  (285)         (114)        (171)     (0.01)
                              ---------  ------------  -----------  ---------
Operating Net Income          $ 13,910   $     4,427   $    9,483   $   0.29
                              =========  ============  ===========  =========


The Company earned net income of $10.7 million ($0.32 diluted earnings per share) for the three months ended March 31, 2002 compared to net income of $9.7 million ($0.30 diluted earnings per share) for the three months ended March 31, 2001. Operating net income was $10.8 million ($0.33 diluted earnings per share) for the first quarter of 2002 compared to $9.5 million ($0.29 diluted earnings per share) of operating net income for the first quarter of 2001.

The quarter to quarter increase in operating net income from 2001 to 2002 was primarily the result of increases in net interest income of $4.0 million and operating noninterest income of $0.9 million, offset by increases in operating noninterest expense of $1.8 million and provision for loan and lease losses of $0.8 million. The increase in net interest income resulted primarily from the continued re-pricing downward of interest-bearing liabilities (primarily time deposits) at a much faster rate than earning assets. The Company's net interest margin improved to 4.54% for the first quarter of 2002 from 4.39% for the fourth quarter of 2001 and 4.06% for the first quarter of 2001. The increase in operating noninterest income resulted primarily from increases in broker/dealer and insurance fees and service charges on deposit accounts. The increase in operating noninterest expense resulted primarily from increases in salaries and employee benefits, professional fees and outside services and expenses associated with loan collection and other real estate owned. The increase in the provision for loan and lease losses resulted primarily from an increase in charge-offs related to consumer loans during the first quarter of 2002 when compared to the same period in 2001.

     Table 1 depicts several annualized measurements of performance using both GAAP net income and operating net income. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios increased for the quarter compared to the same period in the previous year.

     Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the cost of funding. Interest income for tax-exempt securities and loans is adjusted to a taxable equivalent basis using the statutory Federal income tax rate of 35%.

TABLE 1
PERFORMANCE MEASUREMENTS
-------------------------------------------------------
                                      FIRST     First
                                     QUARTER   Quarter
                                       2002      2001
-------------------------------------------------------
Return on average assets (ROAA)         1.21%     1.10%
ROAA based on operating net income      1.23%     1.08%
Return on average equity (ROE)         15.98%    14.42%
ROE based on operating net income      16.26%    14.16%
Net interest margin (FTE)               4.54%     4.06%
=======================================================


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

     Federal taxable equivalent (FTE) net interest income increased $4.1 million during the first quarter of 2002 compared to the same period of 2001. The increase in FTE net interest income resulted primarily from interest-bearing liabilities re-pricing downward at a faster rate than earning assets. The rate paid on interest-bearing liabilities decreased 178 basis points ("bp"), to 2.98% for the first quarter of 2002 from 4.76% for the same period in 2001. The yield on earning assets decreased 108 bp, to 7.08% for the first quarter of 2002 from 8.16% for the same period in 2001.

     Total FTE interest income decreased $8.4 million compared to first quarter 2001, a result of the previously mentioned decrease in yield on earning assets. The decrease in the yield on earning assets can be primarily attributed to the falling rate environment in 2001. During the same time period, total interest expense decreased $12.5 million, primarily the result of the falling rate environment mentioned above, as well as an improvement in the mix of the Company's interest-bearing liabilities. Time deposits, the most significant component of interest-bearing liabilities, decreased to 47.2% of interest-bearing liabilities for the first quarter of 2002 from 52.1% for the same period in 2001. Offsetting this decrease in the interest-bearing liabilities mix, was an increase in lower cost NOW, MMDA, and Savings deposits, to 39.0% of interest-bearing liabilities for the first quarter of 2002 from 34.3% for the same period in 2001. Total short-term and long-term borrowings remained relatively unchanged, comprising 13.8% and 13.6% of interest-bearing liabilities for the first quarters of 2002 and 2001, respectively.

     Another important performance measurement of net interest income is the net interest margin. Net interest margin increased to 4.54% for first quarter 2002, up from 4.06% for the comparable period in 2001. The increase in the net interest margin can be primarily attributed to the previously mentioned increase in the interest rate spread driven by the decrease in the cost of interest bearing liabilities exceeding the decrease in yields on earning assets. Additionally, the net interest margin improved from the increase in average noninterest-bearing demand deposits, which increased 15.0% from an average of $352.4 million for the first quarter of 2001 to $405.4 million for the same period in 2002.

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

                                                            Three months ended March 31,
                                                           2002                            2001
                                              AVERAGE               YIELD/    Average               Yield/
(dollars in thousands)                        BALANCE    INTEREST    RATES    Balance    Interest    Rates
-----------------------------------------------------------------------------------------------------------
ASSETS
===========================================================================================================
Short-term interest bearing accounts         $   13,050  $     104    3.23%  $   15,403  $     210    5.53%
Trading Securities                                  128          2    6.34        4,484         45    4.07
Securities available for sale (2)               888,450     14,107    6.44      923,110     15,959    7.01
Securities held to maturity (2)                 103,328      1,626    6.38      104,072      1,724    6.72
Investment in FRB and FHLB Banks                 21,045        176    3.39       29,793        491    6.68
Loans (1)                                     2,322,129     42,403    7.41    2,245,401     48,386    8.74
                                             ----------  ---------           ----------  ---------
Total earning assets                          3,348,130     58,418    7.08    3,322,263     66,815    8.16
                                                         ---------                       ---------
Other assets                                    233,755                         233,063
                                             ----------                      ----------
TOTAL ASSETS                                 $3,581,885                      $3,555,326
                                             ----------                      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts                $  273,451      1,029    1.53   $  249,649      2,311    3.75
NOW deposit accounts                            378,706        919    0.98      331,771      1,539    1.88
Savings deposits                                459,872      1,735    1.53      399,636      2,510    2.55
Time deposits                                 1,347,752     13,308    4.00    1,488,818     21,845    5.95
                                             ----------  ---------           ----------  ---------
  Total interest bearing deposits             2,459,781     16,991    2.80    2,469,874     28,205    4.63
Short-term borrowings                            86,661        348    1.63      147,603      2,019    5.55
Long-term debt                                  308,378      3,638    4.78      240,316      3,297    5.56
                                             ----------  ---------           ----------  ---------
  Total interest bearing liabilities          2,854,820     20,977    2.98%   2,857,793     33,521    4.76%
                                                         ---------                       ---------
Demand deposits                                 405,401                         352,394
Other liabilities (3)                            51,288                          73,565
Stockholders' equity                            270,376                         271,574
                                             ----------                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $3,581,885                      $3,555,326
                                             ----------                      ----------
  NET INTEREST INCOME                                    $  37,441                       $  33,294
                                                         ---------                       ---------
INTEREST RATE SPREAD                                                  4.10%                           3.40%
                                                                    -------                         -------
NET INTEREST MARGIN                                                   4.54%                           4.06%
                                                                    -------                         -------
Taxable equivalent adjustment                            $   1,096                       $     915
                                                         ---------                       ---------

(1)  For  purposes  of  these  computations,  nonaccrual  loans  are  included  in  the  average  loan balances  outstanding.
(2)  Securities  are  shown  at  average  amortized  cost.
(3)  Included  in  other  liabilities  is  $17.0  million  in the Company's guaranteed preferred beneficial interests  in  Company's  junior  subordinated  debentures.

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

TABLE  3
ANALYSIS  OF  CHANGES  IN  TAXABLE  EQUIVALENT  NET  INTEREST  INCOME
Three  months  ended  March  31,
---------------------------------------------------------------------
                                            INCREASE (DECREASE)
                                              2002 OVER 2001
---------------------------------------------------------------------
(in thousands)                          VOLUME     RATE       TOTAL
---------------------------------------------------------------------
Short-term interest bearing accounts   $   (28)  $    (78)  $   (106)
Trading securities                         (59)        16        (43)
Securities available for sale             (584)    (1,268)    (1,852)
Securities held to maturity                (12)       (86)       (98)
Investment in FRB and FHLB Banks          (118)      (197)      (315)
Loans                                    1,607     (7,590)    (5,983)
---------------------------------------------------------------------
Total interest income                      516     (8,913)    (8,397)
---------------------------------------------------------------------

Money market deposit accounts              194       (814)      (620)
NOW deposit accounts                       202     (1,484)    (1,282)
Savings deposits                           337     (1,112)      (775)
Time deposits                           (1,918)    (6,619)    (8,537)
Short-term borrowings                     (616)    (1,055)    (1,671)
Long-term debt                             846       (505)       341
---------------------------------------------------------------------
Total interest expense                     (35)   (12,509)   (12,544)

---------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME      $   551   $  3,596   $  4,147
=====================================================================


NONINTEREST  INCOME
Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations. The following table sets forth information by category of noninterest income for the years indicated:

                                         THREE MONTHS ENDED MARCH 31,
                                            2002             2001
                                      ----------------  ---------------
(in thousands)
Service charges on deposit accounts   $         3,050   $         2,771
Broker/dealer and insurance fees                1,495             1,023
Trust                                           1,020             1,046
Other                                           2,611             2,447
                                      ----------------  ---------------
Total operating                                 8,176             7,287

Net securities (losses) gains                    (502)            1,023
Gain on sale of a branch, net                     220                 -
Gain on sale of a building                          -             1,367
                                      ----------------  ---------------

Total                                 $         7,894   $         9,677
                                      ================  ===============

Operating noninterest income, which excludes net securities gains and losses, a gain on the sale of a branch (first quarter 2002 event), and a gain on the sale of a building (first quarter 2001 event), increased 12.2% to $8.2 million for the first quarter 2002 from $7.3 million for the same period in 2001. Broker/dealer and insurance fees increased $0.5 million or 46.1% to $1.5 million for the first quarter of 2002 from $1.0 million for the same period in 2001. The increase in broker/dealer and insurance fees is primarily the result of a full quarter of revenue amounting to $0.4 million in the first quarter of 2002 from Colonial Financial Services, Inc., which began operations in June 2001. Service charges on deposit accounts in the first quarter of 2002 increased $0.3 million or 10.1% over the same period a year earlier; as a result of the Company's expanded branch network.

Other income increased $0.2 million in the first quarter of 2002 when compared to the same period in 2001, due mainly to an increase in other banking fees. Trust income decreased slightly in the first quarter of 2002 when compared to the same period in 2001. The decrease in trust income resulted primarily from a decrease in market value of assets held by the Company in a fiduciary capacity, which primarily resulted from the decline in most major stock indexes during 2001.

Included in noninterest income were net securities losses totaling $0.5 million for the first quarter of 2002 compared to net securities gains of $1.0 million for the same period in 2001. The net securities losses totaling $0.5 million ($0.3 million after-tax or $0.01 per diluted share) in the first quarter of 2002 resulted from a $0.7 million ($0.4 million after-tax or $0.01 per diluted share) charge taken for the other-than-temporary impairment on a nonaccruing investment security which was offset by $0.2 million in net securities gains.

NONINTEREST  EXPENSE  AND  OPERATING  EFFICIENCY
Noninterest expenses are also an important factor in the Company's results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

                                                THREE MONTHS ENDED MARCH 31,
                                                   2002             2001
                                              ---------------  ---------------
(in thousands)
Salaries and employee benefits                $        12,656  $        11,733
Occupancy                                               2,169            2,287
Equipment                                               1,714            1,733
Data processing and communications                      2,565            2,656
Professional fees and outside services                  1,615            1,120
Office supplies and postage                               897            1,079
Amortization of intangible assets                         860              964
Capital securities                                        216              404
Loan collection and other real estate owned               944              324
Other                                                   2,694            2,225
                                              ---------------  ---------------
Total operating noninterest expense                    26,330           24,525
Certain deposit overdraft write-offs                        -            2,125
                                              ---------------  ---------------
Total noninterest expense                     $        26,330  $        26,650
                                              ===============  ===============

     Operating noninterest expense, which excludes certain deposit overdraft write-offs, increased $1.8 million or 7.4% to $26.3 million for the first quarter of 2002 from $24.5 million for the same period in 2001. Salaries and employee benefits increased $0.9 million or 7.9%, to $12.7 million for the first quarter of 2002 from $11.7 million for the same period in 2001. The increase in salaries and employee benefits was due primarily to increases in employee medical costs of $0.3 million, retirement expense of $0.3 million and incentive compensation of $0.3 million. Professional fees and costs of outside services increased $0.5 million, to $1.6 million for the first quarter of 2002 from $1.1 million for the same period in 2001. The increase in professional fees and costs of outside services resulted mainly from professional fees for legal matters.

Loan collection and other real estate owned expenses increased $0.6 million, to $0.9 million for the first quarter of 2002 from $0.3 million for the same period in 2001. This increase is due primarily to the increase in nonperforming loans during 2001, which resulted in an increase in collection activity and foreclosure costs during the first quarter of 2002. Given the increase in nonperforming loans in 2001, the Company anticipates an increase in costs associated with loan collection and foreclosure activity when compared to historical amounts.

Occupancy, data processing & communications, equipment, and office supplies & postage experienced decreases for the first quarter 2002 when compared to the same period in 2001. These decreases resulted primarily from cost savings realized from recent acquisitions completed during 2001 and 2000. Amortization of intangible assets decreased $0.1 million, to $0.9 million for the first quarter of 2002 from $1.0 million for the same period in 2001. The decrease in amortization of intangible assets resulted from the adoption of SFAS No. 142. Had the requirements of SFAS No. 142 been applied to the 2001 period, amortization of intangible assets would have been $0.9 million. Capital securities expense decreased $0.2 million, to $0.2 million for the first quarter of 2002 from $0.4 million for the same period in 2001. The decrease in capital securities expense is a result of the Company's guaranteed preferred beneficial interests in Company's junior subordinated debentures, which are tied to a variable interest rate index (3-month LIBOR plus 275 bp) that was much lower for the first quarter 2002 than the first quarter of 2001.

At March 31, 2002, after payments of certain merger, acquisition and reorganization costs, the Company had a remaining accrued liability for merger, acquisition and reorganization costs as follows:

     Professional fees         $  424
     Data processing               14
     Severance                  1,625
     Branch closings            1,601
     Advertising and supplies     133
     Miscellaneous                 42
     --------------------------------
        Total                  $3,839
     --------------------------------

With the exception of certain severance costs, which will be paid out over a period of time consistent with the respective severance agreements, all of the above liabilities are expected to be paid during 2002.

INCOME  TAXES
Income tax expense was $5.2 million for the first quarter of 2002 compared to $4.5 million for the first quarter of 2001. The effective tax rate was 33.0% for the first quarter of 2002 and 32.0% for the same period of 2001.

ANALYSIS  OF  FINANCIAL  CONDITION

LOANS  AND  LEASES
------------------

Total loans and leases were $2.3 billion, or 64.5% of assets, at March 31, 2002, compared to $2.3 billion, or 64.3%, at December 31, 2001, and $2.2 billion, or 63.4%, at March 31, 2001. Total loans and leases increased $72.3 million at March 31, 2002 when compared to March 31, 2001. The increase resulted primarily from the acquisition of approximately $73 million in loans in connection with the Company's acquisition of FNB in June 2001. Total loans and leases decreased $22.0 million at March 31, 2002 when compared to December 31, 2001. The slight decrease in total loans and leases during the quarter resulted mainly from the Company's on going efforts to improve the credit administration functions at its recently acquired banks and continued focus on resolving troubled loans. The Company anticipates total loans and leases will remain at or near current levels until there is an improvement in credit quality in the loan and lease portfolio. At March 31, 2002, commercial loans, including commercial mortgages, represented approximately 45% of the loan and lease portfolio, while consumer loans and leases and residential mortgages represented 28% and 26%, respectively.

SECURITIES
----------

Average total securities were $39.8 million less for the first quarter of 2002 than for the same period of 2001. The majority of this decrease was in the available for sale portfolio as the proceeds from the sales and paydowns from the mortgage-backed securities were used to fund the maturities of volatile jumbo time deposits. During the first quarter of 2002, the securities portfolio represented 29.6% of average earning assets compared to 31.1% for the first quarter of 2001. At March 31, 2002, the securities portfolio was comprised of 90% available for sale and 10% held to maturity securities.

At December 31, 2001, nonperforming securities were comprised of a private issue collateralized mortgage obligation valued at $2.7 million and an asset backed security valued at $1.8 million compared to a $2.0 million private issue collateralized mortgage obligation at March 31, 2002. The decrease in nonperforming securities during the first quarter of 2002 resulted mainly from the sale of the asset backed security at approximately its carrying value and a $0.7 million write-down of the collateralized mortgage obligation due to worsening other-than-temporary impairment conditions.

Included in the securities available for sale portfolio at March 31, 2002, are certain securities (private issue collateralized mortgage obligations, asset backed securities, and private issue mortgaged-backed securities) previously held by the recently acquired CNB. These securities contain a higher level of credit risk when compared to securities held in the Company's investment portfolio because they are not guaranteed by a governmental agency. The
Company's general practice is to purchases collateralized mortgage obligations and mortgaged-backed securities that are guaranteed by a governmental agency coupled with a strong credit rating, typically AAA, issued by Moody's or Standard and Poors. At March 31, 2002, the amortized cost and fair value of these securities amounted to $32.9 million and $31.1 million, respectively, down from $38.7 million and $38.5 million, respectively, at December 31, 2001. The decrease at March 31, 2002 when compared to December 31, 2001, resulted primarily from sales and principal paydowns. Management cannot predict the extent to which economic conditions may worsen or other factors may impact these securities. Accordingly, there can be no assurance that these securities will not become other-than-temporarily impaired in the future.

At December 31, 2001, the Company had certain embedded derivative instruments from the recently acquired CNB Bank investment portfolio related to two debt securities that have returns linked to the performance of the NASDAQ 100 index. As of December 31, 2001, the embedded derivatives related to the debt securities linked to the NASDAQ 100 index had no fair value. The two debt securities were classified as available for sale. At December 31, 2001, the total amortized cost and estimated fair value of these two debt securities was $6.2 million. The two debt securities were sold in 2002 at amounts approximating their carrying values at December 31, 2001 as these two securities did not meet the risk profile of the Company's security portfolio.

ALLOWANCE  FOR  LOAN  AND LEASE LOSSES, PROVISION FOR LOAN AND LEASE LOSSES, AND
--------------------------------------------------------------------------------
NONPERFORMING  ASSETS
---------------------

The allowance for loan and lease losses is maintained at a level estimated by management to provide adequately for risk of probable losses inherent in the current loan and lease portfolio. The adequacy of the allowance for loan and lease losses is continuously monitored. It is assessed for adequacy using a methodology designed to ensure the level of the allowance reasonably reflects the loan portfolio's risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable credit losses inherent in the current loan and lease portfolio.

Management considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgements can have on the consolidated results of operations.

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio. For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans and leases, estimates of the Company's exposure to credit loss reflect a thorough current assessment of a number of factors, which could affect collectibility. These factors include: past loss experience; the size, trend, composition, and nature; changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; trends experienced in nonperforming and delinquent loans and leases; current economic conditions in the Company's market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination, which may not be currently available to management.

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at March 31, 2002 was 1.95% compared to 1.45% at March 31, 2001. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

     Table 3 reflects changes to the allowance for loan and lease losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan and lease losses.

     The provision for loan and lease losses was $2.0 million, $14.7 million, and $1.2 million for the three months ended March 31, 2002, December 31, 2001, and March 31, 2001, respectively. The increase in the provision during the fourth quarter of 2001 was primarily the result of an increase in nonperforming loans, loan growth, primarily in the higher risk commercial and consumer type loans, the sudden economic downturn in the Company's market area during the second half of 2001, and an increase in net charge-offs. The increase in nonperforming loans was primarily the result of a continuing process of integrating newly acquired banks into the Company given the Company's more conservative approach to identifying and resolving nonperforming loans and the economic downturn noted above. The fourth quarter provision for loan and lease losses reflected the loan and lease portfolio's increased inherent risk of loss related to the significantly increased nonperforming loans at December 31, 2001.

     As expected, net charge offs in the first quarter of 2002 (approximately $1.5 million) were slightly higher than the net charge-offs in the first quarter of 2001 (approximately $1.2 million), however they were reduced from the fourth quarter of 2001 (approximately $7.9 million). As noted above, the net charge offs in the first quarter of 2002 as compared to the first quarter of 2001 were anticipated and primarily addressed in the provision for loan losses for the fourth quarter of 2001. Nonperforming loans at March 31, 2002 totaled approximately $39.8 million, representing a significant increase from nonperforming loans of approximately $27.1 million at March 31, 2001. However, as mentioned above, this increase was primarily the result of the Company's of 2001 integration efforts as well as the sudden downturn in the economy during the second half of 2001. Nonperforming loans at December 31, 2001 were approximately $43.8 million. The quarter-to-quarter decrease in nonperforming loans resulted mainly from efforts to reduce the level of real estate mortgage and consumer loans 90 days past due and still accruing. For the larger commercial credits, the Company continues to work closely with borrowers to monitor and improve credit classifications. The Company does not anticipate any significant increases in nonperforming loans in 2002, as efforts will be focused on positively resolving current problematic loans. However, should the current economic recession be prolonged or worsen, nonperforming loans, net charge offs, and provisions for loan and lease losses may increase.


TABLE  4
ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------------------------------------------------
                                                      Three  months  ended  March  31,
(dollars in thousands)                                  2002             2001
--------------------------------------------------------------------------------------
Balance, beginning of period                          $44,746          $32,494
Recoveries                                              1,362              432
Charge-offs                                            (2,820)          (1,651)
--------------------------------------------------------------------------------------
Net charge-offs                                        (1,458)          (1,219)
Provision for loan losses                               2,011            1,211
Balance, end of period                                $45,299          $32,486
======================================================================================
COMPOSITION OF NET CHARGE-OFFS
Commercial and agricultural                           $   103    (7)%  $  (481)    39%
Real estate mortgage                                     (220)    15%     (108)     9%
Consumer                                               (1,341)    92%     (630)    52%
--------------------------------------------------------------------------------------
Net charge-offs                                       $(1,458)   100%  $(1,219)   100%
--------------------------------------------------------------------------------------
Annualized net charge-offs to average loans                     0.25%            0.22%
======================================================================================

Net charge-offs to average loans for the year ended
 December 31, 2001                                                               0.87%
======================================================================================


Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due, restructured loans, other real estate owned (OREO), and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair market value, less any estimated disposal costs. Nonperforming securities include securities which management believes are other-than-temporarily impaired, carried at their estimated fair value and are not accruing interest.

     Total nonperforming assets were $43.7 million at March 31, 2002 compared to $49.9 million at December 31, 2001 and $30.3 million at March 31, 2001. The increase since March 31, 2001 can be primarily attributed to a $20.7 million increase in nonaccrual loans offset by an $8.0 million decrease in loans 90 days past due and still accruing between reporting periods. These increases were primarily the result of integrating newly acquired banks into the Company as well as adverse economic conditions stemming from the recession during 2001 noted above. The quarter-to-quarter decrease in nonperforming assets resulted from a $4.0 million decrease in nonperforming loans and $2.5 million decrease in nonperforming securities. The quarter-to-quarter decrease in nonperforming loans resulted mainly from efforts to reduce the level of real estate mortgage and consumer loans 90 days past due and still accruing. For the larger commercial credits, the Company continues to work closely with borrowers to monitor and improve credit classifications. At December 31, 2001, nonperforming securities were comprised of a private issue collateralized mortgage obligation valued at $2.7 million and an asset backed security valued at $1.8 million. The decrease in nonperforming securities during the first quarter of 2002 resulted mainly from the sale of the asset backed security at approximately its carrying value and a $0.7 million write-down of the collateralized mortgage obligation due to worsening other-than-temporary impairment conditions.

TABLE  5
NONPERFORMING  ASSETS
---------------------


--------------------------------------------------------------------------------------------------
                                                           MARCH 31,    December 31,    March 31,
(dollars in thousands)                                       2002           2001          2001
--------------------------------------------------------------------------------------------------
Commercial and agricultural                               $   29,237   $      31,372   $   14,548
Real estate mortgage                                           5,600           5,119        1,967
Consumer                                                       3,938           3,719        1,518
--------------------------------------------------------------------------------------------------
  Total nonaccrual loans                                      38,775          40,210       18,033
--------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Commercial and agricultural                                     228             198        5,525
 Real estate mortgage                                             29           1,844        1,574
 Consumer                                                        226             933        1,426
--------------------------------------------------------------------------------------------------
Total loans 90 days or more past due and still accruing          483           2,975        8,525
--------------------------------------------------------------------------------------------------
Restructured loans in compliance with modified terms:            531             603          509
--------------------------------------------------------------------------------------------------
Total nonperforming loans                                     39,789          43,788       27,067
--------------------------------------------------------------------------------------------------
Other real estate owned (OREO)                                 1,960           1,577        1,905
--------------------------------------------------------------------------------------------------
Total nonperforming loans and OREO                            41,749          45,365       28,972
==================================================================================================
Nonperforming securities                                       1,957           4,500        1,354
--------------------------------------------------------------------------------------------------
Total nonperforming assets                                $   43,706   $      49,865   $   30,326
==================================================================================================
Total nonperforming loans to loans and leases                   1.72%           1.87%        1.45%
Total nonperforming assets to assets                            1.22%           1.37%        1.21%
Total allowance for loan and lease losses
  to nonperforming loans                                      113.85%         102.19%      120.02%
==================================================================================================


In addition to the nonperforming loans discussed above, the Company has also identified approximately $47.2 million in potential problem loans at March 31, 2002 as compared to $48.6 million at December 31, 2001. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company's loan rating system as "substandard." At March 31, 2002, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

DEPOSITS
--------

Total deposits were $2.9 billion at March 31, 2002, a slight decrease of $49.8 million, or 1.7%, from year end 2001, and an increase of $61.4 million, or 2.2%, from the same period in the prior year. Total average deposits increased $42.9 million, or 1.5%, from March 31, 2001 to March 31, 2002. The Company's acquisition of FNB in September 2001 added approximately $108 million in deposits offset by the sale of a branch in February 2002 which resulted in the decrease of approximately $34.3 million in deposits. The Company has focused on maintaining and growing its base of lower cost checking, savings and money market accounts while allowing runoff of some of its higher cost time deposits, particularly brokered and jumbo time deposits. At March 31, 2002, total checking, savings and money market accounts represented 52.8% of total deposits compared to 47.4% at March 31, 2001.

BORROWED  FUNDS
---------------

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $81.2 million at March 31, 2002 compared to $122.0 million and $147.3 million at December 31, and March 31, 2001, respectively. Long-term debt was $325.9 million at March 31, 2002, compared to $272.3 million and $248.5 million at December 31, and March 31, 2001, respectively, as the Company took advantage of lower interest rates and locked in longer term advances.

CAPITAL  RESOURCES
------------------
Stockholders' equity of $268.0 million represents 7.5% of total assets at March 31, 2002, compared with $280.6 million, or 7.9% in the comparable period of the prior year, and $266.4 million, or 7.3% at December 31, 2001. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

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

TABLE 6
CAPITAL MEASUREMENTS
----------------------------------------------------
                                  FIRST      First
                                 QUARTER    Quarter
                                  2002       2001
----------------------------------------------------
Tier 1 leverage ratio               6.71%      7.07%
Tier 1 capital ratio                9.94%     10.70%
Total risk-based capital ratio     11.20%     11.95%
Cash dividends as a percentage
 of net income                     52.71%     48.89%
Per common share:
 Book value                     $   8.07   $   8.60
 Tangible book value            $   6.62   $   7.22
====================================================


The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.83 at March 31, 2002 and 1.94 in the comparable period of the prior year. The Company's price was 11.5 times annualized earnings at March 31, 2002, compared to 13.9 times for the same period last year.

TABLE  7
QUARTERLY  COMMON  STOCK  AND  DIVIDEND  INFORMATION*
-----------------------------------------------------
                                                 Cash
                                            Dividends
Quarter Ending      High     Low   Close     Declared
-----------------------------------------------------
2001
-----------------------------------------------------
March 31        $  17.50  $13.25  $16.69  $    0.170
June 30          25.42**   14.30   19.30       0.170
September 30       17.30   13.50   14.30       0.170
December 31        15.99   12.55   14.49       0.170
-----------------------------------------------------
2002
-----------------------------------------------------
MARCH 31        $  15.15  $13.15  $14.74  $    0.170
=====================================================

*    historical  NBT  Bancorp  Inc.  only
** This price was reported on June 29, 2001, a day on which the Nasdaq Stock Market experienced computerized trading disruptions which, among other things, forced it to extend its regular trading session and cancel its late trading session. Subsequently the Nasdaq Stock Market recalculated and republished several closing stock prices (not including NBT Bancorp Inc., for which it had reported a closing price of $19.30). Excluding trading on June 29, 2001, the high sales price for the quarter ended June 30, 2001 was $16.75.


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

In the declining rate scenarios, net interest income is projected to increase when compared to the flat rate scenario through the simulation period. The level of net interest income increasing is a result of interest-bearing liabilities repricing downward at a faster rate than earning assets. In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario. Net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing.

Net interest income for the next twelve months in a + 200/- 150 bp scenario is within the internal policy risk limits of a not more than a 5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12 month period from the forecasted net interest income in the flat rate scenario using the March 31, 2002 balance sheet position:

TABLE  10
INTEREST  RATE  SENSITIVITY  ANALYSIS
-----------------------------------------------
Change in interest rates    Percent change in
(in basis points)          net interest income
-----------------------------------------------
+200                                    (1.01%)
-150                                      0.99%
-----------------------------------------------


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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At March 31, 2002, the Company's Basic Surplus measurement was 9.75% of total assets, which was above the Company's minimum of 5% set forth in its liquidity policies. If the Company's liquidity position tightens and its Basic Surplus measurement decreases, the Company has the ability to manage its liquidity through brokered time deposits, established borrowing facilities, primarily with the Federal Home Loan Bank, and entering into repurchase agreements with investment companies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At March 31, 2002, the Company considered its Basic Surplus adequate to meet liquidity needs.

At March 31, 2002, a large percentage of the Company's loans and securities are pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company's ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

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

None

Item  4  --  Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item  5  --  Other  Information

Not  Applicable

Item  6  --  Exhibits  and  Reports  on  Form  8-K

(a)     none.

(b) During the first quarter ended March 31, 2002, the Company filed the following Current Reports on Form 8-K:

          None  filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 15th day of May, 2002.




                                NBT BANCORP INC.



                           By: /s/ MICHAEL J. CHEWENS
                       ----------------------------------
                            Michael J. Chewens, CPA
                        Senior Executive Vice President
                Chief Financial Officer and Corporate Secretary