Form 10-Q
period 2002-06-30
NBT BANCORP INC
filed 2002-08-13
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


(Mark  One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---
     ACT OF 1934
For the quarterly period ended June 30, 2002.
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934
For  the  transition  period  from  ________  to  ________.


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

       Registrant's Telephone Number, Including Area Code: (607)-337-2265

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days.      Yes  X   No
                              ---     ---


As of July 31, 2002, there were 33,129,923 shares outstanding of the Registrant's common stock, $0.01 par value.

                                NBT BANCORP INC.
                    FORM 10-Q -- Quarter Ended June 30, 2002

                                TABLE OF CONTENTS


PART I    FINANCIAL  INFORMATION

Item 1    Interim Financial Statements (Unaudited)


          Consolidated Balance Sheets at June 30, 2002, December 31, 2001 (Audited), and June 30, 2001

          Consolidated Statements of Income for the three month and six month periods ended June 30, 2002 and 2001

          Consolidated Statements of Stockholders' Equity for the six month periods ended June 30, 2002 and 2001

          Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002 and 2001

          Consolidated Statements of Comprehensive Income (Loss) for the three month and six month periods ended June 30, 2002 and 2001

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

SIGNATURES

INDEX  TO  EXHIBITS


NBT BANCORP INC. AND SUBSIDIARIES                                                JUNE 30,     December 31,     June 30,
CONSOLIDATED BALANCE SHEETS                                                        2002           2001           2001
-------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                                (UNAUDITED)                   (Unaudited)
ASSETS
Cash and due from banks                                                        $   108,456   $     123,201   $    94,153
Short-term interest bearing accounts                                                 5,950           6,756         6,975
Trading securities, at fair value                                                      280             126         9,658
Securities available for sale, at fair value                                       988,538         909,341       965,969
Securities held to maturity (fair value - $89,880, $101,495
 and $104,063)                                                                      88,882         101,604       104,477
Federal Reserve and Federal Home Loan Bank stock                                    23,372          21,784        23,333
Loans and leases                                                                 2,336,041       2,339,636     2,353,075
 Less allowance for loan and lease losses                                           43,719          44,746        34,126
-------------------------------------------------------------------------------------------------------------------------
  Net loans and leases                                                           2,292,322       2,294,890     2,318,949
Premises and equipment, net                                                         61,716          62,685        61,166
Goodwill                                                                            15,476          15,476        15,133
Intangible assets, net                                                              31,977          35,212        36,155
Other assets                                                                        61,129          67,127        65,261
-------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $ 3,678,098   $   3,638,202   $ 3,701,229
=========================================================================================================================

LIABILITIES, GUARANTEED PREFERRED BENEFICIAL INTERESTS
IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                                  $   424,615   $     431,407   $   393,173
 Savings, NOW, and money market                                                  1,119,730       1,097,156     1,027,541
 Time                                                                            1,323,300       1,387,049     1,501,387
-------------------------------------------------------------------------------------------------------------------------
  Total deposits                                                                 2,867,645       2,915,612     2,922,101
Short-term borrowings                                                              122,903         122,013       146,473
Long-term debt                                                                     350,729         272,331       276,865
Other liabilities                                                                   37,903          44,891        46,081
-------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              3,379,180       3,354,847     3,391,520

Guaranteed preferred beneficial interests in
Company's junior subordinated debentures                                            17,000          17,000        17,000

Stockholders' equity:
  Preferred stock, $0.01 par value; shares authorized-2,500,000; none issued             -               -             -
  Common stock, $0.01 par value; shares authorized-50,000,000;
    shares issued 34,401,212, 34,252,661, and 34,218,062
    at June 30, 2002, December 31, 2001, and June 30, 2001, respectively               344             343           342
  Additional paid-in-capital                                                       210,445         209,176       208,817
  Retained earnings                                                                 82,769          72,531        95,514
  Unvested restricted stock awards                                                    (189)              -             -
  Accumulated other comprehensive income                                             9,214           3,921           864
  Treasury stock at cost 1,219,970, 1,147,848,
   and 716,793 shares at June 30, 2002, December 31, 2001
   and June 30, 2001, respectively                                                 (20,665)        (19,616)      (12,828)
-------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                       281,918         266,355       292,709
-------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, GUARANTEED PREFERRED
BENEFICIAL INTERESTS IN COMPANY'S JUNIOR
SUBORDINATED DEBENTURES
AND STOCKHOLDERS' EQUITY                                                       $ 3,678,098   $   3,638,202   $ 3,701,229
=========================================================================================================================

See notes to unaudited interim consolidated financial statements.


                                                        Three months ended       Six months ended
NBT BANCORP INC. AND SUBSIDIARIES                             June 30,               June 30,
CONSOLIDATED STATEMENTS OF INCOME                         2002        2001       2002        2001
----------------------------------------------------------------------------------------------------
(in thousands, except per share data)                  (Unaudited)
INTEREST, FEE AND DIVIDEND INCOME:
Loans                                                 $     41,390  $  46,941  $ 83,617   $   95,093
Securities available for sale                               14,613     15,130    28,180       30,754
Securities held to maturity                                  1,170      1,330     2,416        2,708
Trading securities                                               2        300         4          345
Other                                                          315        500       595        1,201
----------------------------------------------------------------------------------------------------
  Total interest, fee and dividend income                   57,490     64,201   114,812      130,101
----------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                    16,265     25,950    33,256       54,155
Short-term borrowings                                          287      1,410       635        3,429
Long-term debt                                               3,856      3,336     7,494        6,633
----------------------------------------------------------------------------------------------------
  Total interest expense                                    20,408     30,696    41,385       64,217
----------------------------------------------------------------------------------------------------
Net interest income                                         37,082     33,505    73,427       65,884
Provision for loan and lease losses                          2,092      6,872     4,103        8,083
----------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses         34,990     26,633    69,324       57,801
----------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Trust                                                        1,154      1,070     2,174        2,116
Service charges on deposit accounts                          3,239      3,226     6,289        5,997
Broker/dealer and insurance fees                             1,483        900     2,978        1,923
Net securities (losses) gains                                   69        227      (433)       1,250
Gain on sale of a building                                       -          -         -        1,367
Gain on sale of branch, net                                      -          -       220            -
Other                                                        2,359      2,280     4,970        4,727
----------------------------------------------------------------------------------------------------
  Total noninterest income                                   8,304      7,703    16,198       17,380
----------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Salaries and employee benefits                              12,649     11,569    25,305       23,302
Office supplies and postage                                  1,227      1,282     2,124        2,361
Occupancy                                                    2,096      2,179     4,265        4,466
Equipment                                                    1,818      1,700     3,532        3,433
Professional fees and outside services                       1,782      1,480     3,397        2,600
Data processing and communications                           2,598      2,348     5,163        5,004
Amortization of intangible assets                              830      1,012     1,690        1,976
Capital securities                                             230        341       446          745
Deposit overdraft write-offs                                     -          -         -        2,125
Loan collection and other real estate owned                    781        483     1,725          807
Other operating                                              3,175      2,760     5,869        4,985
----------------------------------------------------------------------------------------------------
  Total noninterest expense                                 27,186     25,154    53,516       51,804
----------------------------------------------------------------------------------------------------
Income before income taxes                                  16,108      9,182    32,006       23,377
Income taxes                                                 5,261      2,612    10,507        7,153
----------------------------------------------------------------------------------------------------
  NET INCOME                                          $     10,847  $   6,570  $ 21,499   $   16,224
====================================================================================================
Earnings per share:
  Basic                                               $       0.33  $    0.20  $   0.65   $     0.50
  Diluted                                             $       0.32  $    0.20  $   0.64   $     0.49
====================================================================================================

See notes to unaudited interim consolidated financial statements.


NBT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Accumulated
                                                                        Additional                 Unvested         Other
                                                              Common     Paid-in-     Retained    Restricted    Comprehensive
                                                              Stock      Capital      Earnings      Stock       Income (loss)
------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 2000                                 $   332   $   195,422   $  88,921             -   $       (1,934)
Net income                                                                              16,224
Cash dividends - $0.34 per share (1)                                                    (9,631)
Retirement of 63,034 shares of
  treasury stock of pooled
  company                                                         (1)         (708)
Purchase of 271,939 treasury shares
Issuance of 164,885 shares to
   employee benefits plans and
   other stock plans, including
   tax benefit                                                              (1,888)
Issuance of 1,075,365 shares to
  purchase First National
  Bancorp, Inc.                                                   11        15,991
Other comprehensive income                                                                                              2,798
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                                     $   342   $   208,817   $  95,514             -   $          864
==============================================================================================================================

BALANCE AT DECEMBER 31, 2001                                 $   343   $   209,176   $  72,531             -   $        3,921
Net income                                                                              21,499
Cash dividends - $0.34 per share                                                       (11,261)
Purchase of 72,900 treasury shares
Issuance of 162,421 shares to
  employee benefit plans and other
  stock plans, including tax benefit                               1         1,296
Grant of 14,648 shares of restricted
  stock awards                                                                 (27)                     (222)
Amortization of restricted stock
  awards                                                                                                  33
Other comprehensive income                                                                                              5,293
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                                     $   344   $   210,445   $  82,769   $      (189)  $        9,214
------------------------------------------------------------------------------------------------------------------------------


NBT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
----------------------------------------------------------------------------------


                                                              Treasury
                                                               Stock       Total
----------------------------------------------------------------------------------
(in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 2000                                 $ (13,100)  $269,641
Net income                                                                 16,224
Cash dividends - $0.34 per share (1)                                       (9,631)
Retirement of 63,034 shares of
  treasury stock of pooled
  company                                                          709          -
Purchase of 271,939 treasury shares                             (3,949)    (3,949)
Issuance of 164,885 shares to
   employee benefits plans and
   other stock plans, including
   tax benefit                                                   3,512      1,624
Issuance of 1,075,365 shares to
  purchase First National
  Bancorp, Inc.                                                            16,002
Other comprehensive income                                                  2,798
----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2001                                     $ (12,828)  $292,709
==================================================================================

BALANCE AT DECEMBER 31, 2001                                 $ (19,616)  $266,355
Net income                                                                 21,499
Cash dividends - $0.34 per share                                          (11,261)
Purchase of 72,900 treasury shares                              (1,171)    (1,171)
Issuance of 162,421 shares to
  employee benefit plans and other
  stock plans, including tax benefit                              (127)     1,170
Grant of 14,648 shares of restricted
  stock awards                                                     249         --
Amortization of restricted stock
  awards                                                                       33
Other comprehensive income                                                  5,293
----------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                                     $ (20,665)  $281,918
----------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.

Note:

(1) For the period ended June 30, 2001, dividends per share data represents historical dividends per share of NBT Bancorp Inc. stand-alone and the cash dividends paid represents NBT Bancorp Inc. and CNB Financial Corp combined as all unaudited interim consolidated financial statements have been restated to give effect to the merger with CNB Financial Corp., which was accounted for as a pooling-of-interests and closed on November 8, 2001.


NBT BANCORP INC. AND SUBSIDIARIES                              Six Months Ended June 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                           2002             2001
------------------------------------------------------------------------------------------
(in thousands)                                                               (Unaudited)
OPERATING ACTIVITIES:
Net income                                                 $       21,499   $      16,224
Adjustments to reconcile net income to net cash provided
by operating activities:
Provision for loan losses                                           4,103           8,083
Depreciation of premises and equipment                              3,451           2,924
Net accretion on securities                                          (866)           (911)
Amortization of intangible assets                                   1,690           1,976
Amortization of restricted stock awards                                33               -
Proceeds from sale of loans held for sale                           3,965          11,282
Origination of loans held for sale                                 (3,114)        (12,899)
Net losses (gains) on sales of loans                                   50             (88)
Net (gain) loss on sale of other real estate owned                    (50)            211
Net security losses (gains)                                           433          (1,250)
Proceeds from maturities of trading securities                          -             775
Proceeds from sale of trading securities                                -          20,709
Purchases of trading securities                                      (166)         (6,588)
Gain on sale of a building                                              -          (1,367)
Gain on sale of a branch, net                                        (220)              -
Net decrease (increase)  in other assets                            2,954          (2,611)
Net decrease in other liabilities                                  (6,245)         (4,734)
------------------------------------------------------------------------------------------
Net cash provided by operating activities                          27,517          31,736
------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Net cash and cash equivalents provided by acquisitions                  -           9,509
Net cash paid in conjunction with branch sale                     (29,171)              -
Securities available for sale:
  Proceeds from maturities                                        141,582         144,194
  Proceeds from sales                                             156,799          49,389
  Purchases                                                      (368,278)       (197,563)
Securities held to maturity:
  Proceeds from maturities                                         30,000          23,052
  Purchases                                                       (17,330)        (11,548)
(Purchases ) proceeds of FRB and FHLB stock                        (1,588)          8,802
Net increase in loans                                              (6,821)        (39,725)
Purchase of premises and equipment, net                            (3,390)         (3,659)
Proceeds from sales of other real estate owned                        811           1,566
------------------------------------------------------------------------------------------
Net cash used in investing activities                             (97,386)        (15,983)
------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net decrease in deposits                                          (13,708)        (30,747)
Net increase (decrease) in short-term borrowings                      890         (38,701)
Proceeds from issuance of long-term debt                           80,000         246,291
Repayments of long-term debt                                       (1,602)       (209,955)
Proceeds from issuance of treasury shares to
  employee benefit plans and other stock plans,
  including tax benefit                                             1,170           1,624
Purchase of treasury stock                                         (1,171)         (3,949)
Cash dividends                                                    (11,261)         (9,631)
------------------------------------------------------------------------------------------
Net cash provided by (used) in  financing activities               54,318         (45,068)
------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                         (15,551)        (29,315)
Cash and cash equivalents at beginning of period                  129,957         130,443
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $      114,406   $     101,128
==========================================================================================

                                                                   ( Continued )

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                  SIX MONTHS ENDED JUNE 30,
                                                                     2002            2001
 Cash paid during the period for:
  Interest                                                       $      44,898  $       68,194
  Income taxes                                                           6,896           1,537
==============================================================================================

Loans transferred to OREO                                        $       1,277           1,775
Transfer of securities available for sale to trading securities              -           3,804

BRANCH DIVESTITURE:
  Assets sold                                                    $       3,323               -
  Liabilities sold                                                      34,263               -

ACQUISITIONS:
----------------------------------------------------------------------------------------------
Fair value of assets acquired                                                -         109,549
Fair value of liabilities assumed                                            -         110,501
Common stock issued for acquisitions                                         -          16,002

----------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.


                                                                     Three months ended      Six months ended
NBT BANCORP INC. AND SUBSIDIARIES                                         June 30,               June 30,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                     2002          2001        2002       2001
----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                     (Unaudited)

Net Income                                                      $    10,847   $     6,570   $ 21,499  $   16,224
----------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss), net of tax
     Unrealized holding gains (losses) arising during
         period [pre-tax amounts of  $16,103
         $(2,794), $8,369 and $5,858]                                 9,662        (1,673)     5,037       3,423
     Less: Reclassification adjustment for net (gains) losses
         included in net income [pre-tax amounts of
         $(70), $(1,327), $425 and $(1,040)]                            (42)         (798)       256        (625)
----------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                               9,620        (2,471)     5,293       2,798
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                            $    20,467   $     4,099   $ 26,792  $   19,022
================================================================================================================

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

NOTE 1.  BASIS  OF  PRESENTATION
The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its wholly-owned subsidiaries, NBT Bank, N.A. (NBT or Bank), NBT Financial Services, Inc., and CNBF Capital Trust I. Collectively, the Registrant and its subsidiaries are referred to herein as "the Company". All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

     The consolidated balance sheet at December 31, 2001 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 2001 and notes thereto referred to above. The Company's unaudited interim consolidated financial statements as of and for the periods ended June 30, 2001 have been restated to give effect to the merger with CNB Financial Corp., which closed on November 8, 2001 and was accounted for as a pooling-of-interests.

NOTE 2.  USE  OF  ESTIMATES
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilites at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

NOTE 3.  COMMITMENTS  AND  CONTINGENCIES
The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items.

At June 30, 2002 and December 31, 2001, commitments to extend credit and unused lines of credit totaled $441.3 million and $704.7 million, respectively, and standby letters of credit totaled $21.6 million and $21.1 million, respectively at those same dates. Since commitments to extend credit and unused lines of credit may expire without being used, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using managements credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

NOTE 4.  EARNINGS  PER  SHARE
     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's dilutive stock options and restricted stock).


     The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

---------------------------------------------------------------------------------
Three months ended June 30,                                       2002     2001
---------------------------------------------------------------------------------
(in thousands, except per share data)
Basic EPS:
  Weighted average common shares outstanding                      33,157   32,874
  Net income available to common shareholders                    $10,847  $ 6,570
---------------------------------------------------------------------------------
Basic EPS                                                        $  0.33  $  0.20
=================================================================================
Diluted EPS:
  Weighted average common shares outstanding                      33,157   32,874
  Dilutive effect of common stock options and restricted stock       276      238
---------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                              33,433   33,112
  Net income available to common shareholders                    $10,847  $ 6,570
---------------------------------------------------------------------------------
Diluted EPS                                                      $  0.32  $  0.20
=================================================================================


Six months ended June 30,                                           2002     2001
---------------------------------------------------------------------------------
(in thousands, except per share data)

Basic EPS:
  Weighted average common shares outstanding                      33,125   32,663
  Net income available to common shareholders                    $21,499  $16,224
---------------------------------------------------------------------------------
Basic EPS                                                        $  0.65  $  0.50
=================================================================================

Diluted EPS:
  Weighted average common shares outstanding                      33,125   32,663
  Dilutive effect of common stock options and restricted stock       239      241
---------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                              33,364   32,904
  Net income available to common shareholders                    $21,499  $16,224
---------------------------------------------------------------------------------
Diluted EPS                                                      $  0.64  $  0.49
=================================================================================

     There were 401,397 outstanding stock options for the quarter ended June 30, 2002 and 1,009,680 outstanding stock options for the quarter ended June 30, 2001 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods. There were 927,943 outstanding stock options for the six month period ended June 30, 2002 and 1,009,680 outstanding stock options for the six month period ended June 30, 2001 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

NOTE 5.  MERGERS  AND  ACQUISITIONS

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

On November 8, 2001, the Company, pursuant to a merger agreement dated June 18, 2001, completed its merger with CNB Financial Corp. (CNB) and its wholly owned subsidiary, Central National Bank (CNB Bank), whereby CNB was merged with and into the Company, and CNB Bank was merged with and into NBT Bank. CNB Bank then became a division of the Bank. In connection with the merger, CNB stockholders received 1.2 shares of the Company's common stock for each share of CNB stock and the Company issued approximately 8.9 million shares of common stock. The transaction was structured to be tax-free to shareholders of CNB and has been accounted for as a pooling-of-interests. Accordingly, the June 30, 2001 unaudited consolidated financial statements have been restated to present combined consolidated financial condition and results of operations of the Company and CNB as if the merger had been in effect for all periods presented. At September 30, 2001, CNB had consolidated assets of $983.1 million, deposits of $853.7 million and equity of $62.8 million. CNB Bank operated 29 full service banking offices in nine upstate New York counties.

At June 30, 2002, after payments of certain merger, acquisition and reorganization costs, the Company had a remaining accrued liability for merger, acquisition and reorganization costs related to the merger with CNB of $3.0 million, which was comprised mainly of severance costs (expected to be paid out by the end of the year) and estimated costs related to branch closings (expected to be settled by the end of the year except for certain long-term lease commitments).

NOTE 6.  NEW  ACCOUNTING  PRONOUNCEMENTS
The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. At that time, the Company had certain embedded derivative instruments from the recently acquired CNB Bank investment portfolio related to a deposit product and two debt securities that had costs and returns linked to the performance of the NASDAQ 100 index. Management determined that these debt securities and the deposit product did not qualify for hedge accounting under SFAS No. 133. The embedded derivatives were separated from the underlying host instruments for financial reporting purposes and accounted for at fair value. In connection with the adoption of SFAS No. 133 as of January 1, 2001, the Company recorded a charge to earnings for a transition adjustment of $159,000 ($95,000, after-tax) for the net impact of recording these embedded derivatives on the consolidated balance sheet at fair value. Due to the insignificance of the amount, the transition adjustment is not reflected as a cumulative effect of a change in accounting principle on the consolidated statement of income for the six months ended June 30, 2001 but is instead recorded in net securities (losses) gains. During the year ended December 31, 2001, and before the closing of the CNB merger, the Company recorded a $640,000 net loss related to the adjustment of the embedded derivatives to fair value. As of December 31, 2001, the embedded derivatives referred to above were completely written off as these derivatives had no value. During the first quarter of 2002, the two debt securities with embedded derivative instruments from the recently acquired CNB Bank investment portfolio were sold at approximately their carrying value, as the securities did not meet the risk profile of the Company's security portfolio.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principles Board, or APB, Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. Additionally, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS No. 145 are effective for transactions occurring and/or financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 provisions, which were effective May 15, 2002, did not have a material impact on our financial condition or results of operations. The implementation of the remaining provisions is not expected to have a material impact on our financial condition or results of operations.

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

During the first quarter of 2002, upon the implementation of SFAS No. 142, the Company performed a reevaluation of the remaining useful lives of all previously recognized intangible assets and found no adjustment necessary. The Company has completed its transitional goodwill impairment evaluation and has concluded there is no impairment losses from the adoption of SFAS No. 142. The Company has not identified any intangible assets with indefinite useful lives.

Approximately $1.5 million of unidentified intangible assets from branch acquisitions was written off and recorded as a component of the net gain on the sale of a branch during the three months ended March 31, 2002.

Pro forma net income and net income per share for the three and six months ended June 30, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:


                                                 Three  months
                                             ended  June  30,  2001
                                             ----------------------
                                     (in  thousands, except per share data)

Reported  net  income                               $6,570
Add:  goodwill  amortization                           179
                                                    ------
Pro  forma  net  income                             $6,749
                                                    ======

Reported  net  income  per  share:

Basic                                                $0.20
Diluted                                              $0.20

Pro  forma  net  income  per  share:

Basic                                                $0.20
Diluted                                              $0.20

                                                 Six  months
                                            ended  June  30,  2001
                                            ----------------------
                                     (in thousands, except per share data)

Reported  net  income                              $16,224
Add:  goodwill  amortization                           328
                                                   -------
Pro  forma  net  income                            $16,552
                                                   =======

Reported  net  income  per  share:

Basic                                                $0.50
Diluted                                              $0.49

Pro  forma  net  income  per  share:

Basic                                                $0.50
Diluted                                              $0.50

The unidentified intangible assets acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, is currently amortized to expense under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." The FASB has undertaken a project to determine whether unidentifiable intangible assets recorded under SFAS No. 72 should continue to be amortized or, instead, be accounted for using the non-amortization approach specified for goodwill under SFAS No. 142. In an exposure draft of a proposed statement issued in May 2002, the FASB made a preliminary decision that any unidentified intangible asset recognized as a result of applying SFAS No. 72 shall continue to be amortized unless both of the following criteria are met: (1) the transaction in which the unidentifiable intangible asset arose was a business combination as defined by SFAS No. 141, and (2) at the date the transaction was initially recorded, the depositor relationship intangible was recognized separate from goodwill and has been accounted for separate from goodwill since that time. Based on this preliminary guidance, $35.6 million of the $36.4 million in unidentified intangible assets from branch acquisitions recorded on the Company's books at June 30, 2002 will continued to be amoritized when a final statement is issued by the FASB. The FASB plans to issue a final Statement by the end of 2002.

The Company's intangible assets consist of the following:

                                      June 30,   December 31,   June 30,
                                        2002         2001         2001
                                     ----------  -------------  ---------
Core deposit intangibles               $5,433        5,433        5,314
  Unidentified intangible assets from
    branch acquisitions                36,404       37,952       37,279
Accumulated amortization               (9,860)      (8,173)      (6,438)
                                     ----------  -------------  ---------
Intangible assets, net                $31,977       35,212       36,155
                                     ==========  =============  =========

Estimated annual amortization expense of intangible assets, absent any impairment or change in estimated useful lives is summarized as follows for each of the next five years:

     (in  thousands)
     For  the  years  ending  December  31,
     2002  (remaining  six  months)               $1,587
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


NBT  BANCORP  INC.  AND  SUBSIDIARIES
Item  2  --  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiaries, NBT Bank, N.A. (NBT), NBT Financial Services, Inc., and CNBF Capital Trust I (collectively referred to herein as the Company) This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2001 Form 10-K for an understanding of the following discussion and analysis.

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

OVERVIEW

The following table summarizes net income for the periods indicated in accordance with accounting principles generally accepted in the United States of America (GAAP) as well as on a core basis. Core net income, as used throughout this discussion, excludes items that the Company considers nonoperating in nature and include net securities losses and gains, gain on sale of a branch, gain on sale of a building, certain deposit overdraft write-offs, and loan valuation gains and losses:


THREE MONTHS ENDED JUNE 30, 2002 (IN 000'S EXCEPT PER SHARE DATA)

                                              Estimated                  Diluted
                                   Pre-Tax    Tax Effect    After Tax      EPS
GAAP net income                    $ 16,108   $     5,261   $   10,847   $   0.32
                                   ---------  ------------  -----------  ---------
Net security gains                      (69)          (27)         (42)
Loan valuation losses                    18             8           10
                                   ---------  ------------  -----------
                                        (51)         (19)          (32)
                                   ---------  ------------  -----------
Core net income                    $ 16,057   $     5,242   $   10,815
                                   =========  ============  ===========


THREE MONTHS ENDED JUNE 30, 2001 (IN 000'S EXCEPT PER SHARE DATA)

                                              Estimated                  Diluted
                                   Pre-Tax    Tax Effect    After Tax      EPS
GAAP net income                    $  9,182   $     2,612   $    6,570   $   0.20
                                   ---------  ------------  -----------  ---------
Net security gains                     (227)          (91)        (136)
Loan valuation gains                     (6)           (2)          (4)
                                   ---------  ------------  -----------
                                       (233)          (93)        (140)
                                   ---------  ------------  -----------
Core net income                    $  8,949    $    2,519   $    6,430
                                   =========  ============  ===========


SIX MONTHS ENDED JUNE 30, 2002 (IN 000'S EXCEPT PER SHARE DATA)

                                              Estimated                 Diluted
                                   Pre-Tax    Tax Effect    After Tax     EPS
GAAP net income                    $ 32,006   $    10,507   $   21,499   $   0.64
                                   ---------  ------------  -----------  --------
Net security losses                     433           173          260
Gain on sale of a branch, net          (220)          (88)        (132)
Loan valuation losses                    50            20           30
                                   ---------  ------------  -----------
                                        263           105          158
                                   ---------  ------------  -----------
Core net income                    $ 32,269   $    10,612   $   21,657
                                   =========  ============  ===========


SIX MONTHS ENDED JUNE 30, 2001 (IN 000'S EXCEPT PER SHARE DATA)

                                              Estimated                 Diluted
                                   Pre-Tax    Tax Effect    After Tax     EPS
GAAP net income                    $ 23,377   $     7,153   $   16,224      0.49
                                   ---------  ------------  -----------  --------
Gain on sale of a building           (1,367)         (545)        (822)
Deposit overdraft write-offs          2,125           847        1,278
Net security gains                   (1,250)         (499)        (751)
Loan valuation gains                    (26)          (10)         (16)
                                   ---------  ------------  -----------
                                       (518)         (207)        (311)
                                   ---------  ------------  -----------
Core net income                    $ 22,859   $     6,946   $   15,913
                                   =========  ============  ===========

Net securities gains and loan valuation gains and losses had no impact on diluted earnings per share for the three months ended June 30, 2002 and decreased diluted earnings per share by $0.01 for the same period in 2001. Net securities losses, gain on sale of a branch, net, and loan valuation losses increased diluted earnings per share by $0.01 for the six months ended June 30, 2002. Gain on sale of a building, deposit overdraft write-offs, net securities gains, and loan valuation losses decreased diluted earnings per share by $0.01 for the six months ended June 30, 2001.

The Company earned net income of $10.8 million ($0.32 diluted earnings per share) for the three months ended June 30, 2002 compared to net income of $6.6 million ($0.20 diluted earnings per share) for the same period in 2001. Core net income was $10.8 million for the three months ended June 30, 2002 compared to core net income of $6.4 million for the same period in 2001. The quarter to quarter increase in core net income from 2001 to 2002 was due primarily to a decrease in the provision for loan and lease losses of $4.8 million and increases in net interest income of $3.6 million and noninterest income of $0.8 million, offset by increases in noninterest expense of $2.0 million and income tax expense of $2.7 million.

The Company earned net income of $21.5 million ($0.64 diluted earnings per share) for the six months ended June 30, 2002 compared to net income of $16.2 million ($0.49 diluted earnings per share) for the same period in 2001. Core net income was $21.7 million for the six months ended June 30, 2002 compared to core net income of $15.9 million for the same period in 2001. The increase in core net income from 2001 to 2002 was due primarily to increases in net interest income of $7.5 million and noninterest income of $1.7 million and a decrease in the provision for loan and lease losses of $4.0 million, offset by increases in noninterest expense of $3.8 million and income tax expense of $3.7 million.

The decrease in the provision for loan and lease losses resulted primarily from an improvement in loan quality ratios and lower net charge-offs in 2002 compared to 2001. The increase in net interest income resulted primarily from the continued downward re-pricing of interest-bearing liabilities (primarily time deposits) at a faster rate than earning assets. The Company's net interest margin for the three months ended June 30, 2002 was 4.48%, up 38 basis points from a net interest margin of 4.10% for the same period in 2001. The increase in core noninterest income was due primarily to an increase in broker/dealer and insurance fees. The increase in core noninterest expense resulted primarily from increases in salaries and employee benefits, expenses associated with loan collection and other real estate owned, professional fees and other operating expenses. The increase in income tax expense was due primarily to a $9.4 million increase in net income before taxes for the six months ended June 30, 2002.

Table 1 depicts several annualized measurements of performance using both GAAP net income and core net income. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios increased for the quarter and year-to-date compared to the same periods in the previous year.

Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the cost of funding. Interest income for tax-exempt securities and loans is adjusted to a taxable equivalent basis using the statutory Federal income tax rate of 35%.


TABLE 1
PERFORMANCE MEASUREMENTS
-------------------------------------------------------------
                                  First     SECOND     SIX
                                 Quarter   QUARTER   MONTHS
-------------------------------------------------------------
2002
Return on average assets (ROAA)     1.21%     1.19%    1.20%
ROAA based on core net income       1.23%     1.19%    1.21%
Return on average equity (ROAE)    15.98%    15.89%   15.91%
ROAE based on core net income      16.26%    15.84%   16.03%
=============================================================
2001
Net interest margin                 4.54%     4.48%    4.51%
ROAA                                1.10%     0.73%    0.91%
ROAA based on core net income       1.08%     0.71%    0.90%
ROAE                               14.42%     9.42%   11.87%
ROAE based on core net income      14.16%     9.22%   11.64%
Net interest margin                 4.06%     4.10%    4.08%
=============================================================

TABLE  2
AVERAGE  BALANCES  AND  NET  INTEREST  INCOME
Table 2 presents the Company's condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis.

                                                               Three months ended June 30,
                                                           2002                             2001
                                              AVERAGE                YIELD/    Average                Yield/
(dollars in thousands)                        BALANCE    INTEREST    RATES     Balance    Interest    Rates
-------------------------------------------------------------------------------------------------------------
ASSETS
Short-term interest bearing accounts         $   11,806  $      89     3.02%  $   10,136  $     126     4.99%
Trading securities                                  205          2     3.91        9,315        300    12.92
Securities available for sale (2)               964,555     15,142     6.30      933,886     15,521     6.67
Securities held to maturity (2)                  98,040      1,531     6.26      100,401      1,683     6.72
Investment in FRB and FHLB Banks                 20,965        226     4.32       22,767        374     6.59
Loans and leases (1)                          2,317,838     41,575     7.19    2,293,641     47,169     8.25
                                             ----------  ---------            ----------  ---------
 Total interest earning assets                3,413,409     58,565     6.88    3,370,146     65,173     7.76
                                                         ---------                        ---------
Other assets                                    230,110                          239,258
                                             ----------                       ----------
TOTAL ASSETS                                 $3,643,519                       $3,609,404
                                             ----------                       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts                $  271,762      1,086     1.60   $  259,970      1,950     3.01
NOW deposit accounts                            386,248        914     0.95      337,468      1,083     1.29
Savings deposits                                479,811      1,809     1.51      417,206      2,397     2.30
Time deposits                                 1,357,057     12,456     3.68    1,501,767     20,520     5.48
                                             ----------  ---------            ----------  ---------
  Total interest bearing deposits             2,494,878     16,265     2.61    2,516,411     25,950     4.14
Short-term borrowings                            75,672        287     1.52      130,239      1,410     4.34
Long-term debt                                  329,375      3,856     4.70      250,466      3,336     5.34
                                             ----------  ---------            ----------  ---------
  Total interest bearing liabilities          2,899,925     20,408     2.82%   2,897,116     30,696     4.25%
                                                         ---------                        ---------
Demand deposits                                 412,729                          365,731
Other liabilities (3)                            57,003                           66,820
Stockholders' equity                            273,862                          279,737
                                             ----------                       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $3,643,519                       $3,609,404
                                             ----------                       ----------
  NET INTEREST INCOME                                    $  38,157                        $  34,477
                                                         ---------                        ---------
INTEREST RATE SPREAD                                                   4.06%                            3.51%
                                                                    --------                         --------
NET INTEREST MARGIN                                                    4.48%                            4.10%
                                                                    --------                         --------
Taxable equivalent adjustment                                       $ 1,075                          $   972
                                                                    --------                         --------

(1) For purposes of these computations, nonaccrual loans are included in the average loan and lease balances outstanding.
(2)  Securities  are  shown  at  average  amortized  cost.
(3) Included in other liabilities is $17.0 million in the Company's guaranteed preferred beneficial interests in Company's junior subordinated debentures.

                                                                Six months ended June 30,
                                                2002       2001
                                              AVERAGE               YIELD/    Average               Yield/
(dollars in thousands)                        BALANCE    INTEREST    RATES    Balance    Interest    Rates
-----------------------------------------------------------------------------------------------------------
ASSETS
Short-term interest bearing accounts         $   12,674  $     193    3.07%  $   12,754  $     337    5.33%
Trading securities                                  166          4    4.86        6,913        345   10.06
Securities available for sale (2)               926,713     29,249    6.36      928,527     31,475    6.84
Securities held to maturity (2)                 100,670      3,157    6.32      102,226      3,425    6.76
Investment in FRB and FHLB Banks                 21,004        402    3.86       26,261        864    6.63
Loans and leases (1)                          2,319,971     83,978    7.30    2,269,654     95,532    8.49
                                             ----------  ---------           ----------  ---------
 Total interest earning assets                3,381,198    116,983    6.98    3,346,335    131,978    7.95
                                                         ---------                       ---------
Other assets                                    232,084                         236,180
                                             ----------                      ----------
TOTAL ASSETS                                 $3,613,282                      $3,582,515
                                             ----------                      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts                $  272,602      2,121    1.57   $  254,838      4,261    3.37
NOW deposit accounts                            382,498      1,828    0.96      334,636      2,622    1.58
Savings deposits                                469,895      3,542    1.52      408,470      4,908    2.42
Time deposits                                 1,352,431     25,765    3.84    1,495,328     42,364    5.71
                                             ----------  ---------           ----------  ---------
  Total interest bearing deposits             2,477,426     33,256    2.71    2,493,272     54,155    4.38
Short-term borrowings                            81,136        635    1.58      138,873      3,429    4.98
Long-term debt                                  318,935      7,494    4.74      245,419      6,633    5.45
                                             ----------  ---------           ----------  ---------
  Total interest bearing liabilities          2,877,497     41,385    2.90%   2,877,564     64,217    4.50%
                                                         ---------                       ---------
Demand deposits                                 409,086                         359,099
Other liabilities (3)                            54,209                          70,174
Stockholders' equity                            272,490                         275,678
                                             ----------                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $3,613,282                      $3,582,515
                                             ----------                      ----------
  NET INTEREST INCOME                                    $  75,598                       $  67,761
                                                         ---------                       ---------
INTEREST RATE SPREAD                                                  4.08%                           3.45%
                                                                    -------                         -------
NET INTEREST MARGIN                                                   4.51%                           4.08%
                                                                    -------                         -------
Taxable equivalent adjustment                $    2,171                                  $   1,877
                                             ----------                                  ---------

(1) For purposes of these computations, nonaccrual loans are included in the average loan and lease balances outstanding.
(2)  Securities  are  shown  at  average  amortized  cost.
(3) Included in other liabilities is $17.0 million in the Company's guaranteed preferred beneficial interests in Company's junior subordinated debentures.

Table 3 presents the changes in interest income, interest expense and net interest income due to changes in volume and changes in rate. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.


TABLE  3
ANALYSIS  OF  CHANGES  IN  TAXABLE  EQUIVALENT  NET  INTEREST  INCOME


Three months ended June 30,
--------------------------------------------------------------------------------
                                                    INCREASE (DECREASE)
                                                       2002 OVER 2001
--------------------------------------------------------------------------------
(in thousands)                              VOLUME          RATE        TOTAL
--------------------------------------------------------------------------------
Short-term interest bearing accounts   $            18   $      (55)  $    (37)
Trading securities                                (174)        (124)      (298)
Securities available for sale                      499         (878)      (379)
Securities held to maturity                        (39)        (113)      (152)
Investment in FRB and FHLB Banks                   (28)        (120)      (148)
Loans and leases                                   493       (6,087)    (5,594)
--------------------------------------------------------------------------------
Total interest income                              827       (7,435)    (6,608)
--------------------------------------------------------------------------------

Money market deposit accounts                       85         (949)      (864)
NOW deposit accounts                               142         (311)      (169)
Savings deposits                                   322         (910)      (588)
Time deposits                                   (1,830)      (6,234)    (8,064)
Short-term borrowings                             (440)        (683)    (1,123)
Long-term debt                                     959         (439)       520
--------------------------------------------------------------------------------
Total interest expense                              30      (10,318)   (10,288)
--------------------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME      $           797   $    2,883   $  3,680
================================================================================


Six months ended June 30,
--------------------------------------------------------------------------------
                                                INCREASE (DECREASE)
                                                    2002 OVER 2001
--------------------------------------------------------------------------------
(in thousands)                         VOLUME            RATE         TOTAL
--------------------------------------------------------------------------------

Short-term interest bearing accounts   $            (2)  $     (142)  $   (144)
Trading securities                                (223)        (118)      (341)
Securities available for sale                      (61)      (2,165)    (2,226)
Securities held to maturity                        (51)        (217)      (268)
Investment in FRB and FHLB Banks                  (150)        (312)      (462)
Loans and leases                                 2,077      (13,631)   (11,554)
--------------------------------------------------------------------------------
Total interest income                            1,362      (16,357)   (14,995)
--------------------------------------------------------------------------------

Money market deposit accounts                      279       (2,419)    (2,140)
NOW deposit accounts                               336       (1,130)      (794)
Savings deposits                                   659       (2,025)    (1,366)
Time deposits                                   (3,749)     (12,850)   (16,599)
Short-term borrowings                           (1,057)      (1,737)    (2,794)
Long-term debt                                   1,806         (945)       861
--------------------------------------------------------------------------------
Total interest expense                              (1)     (22,831)   (22,832)
--------------------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME      $         1,363       $6,474    $ 7,837
================================================================================

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

Net  Interest  Income
---------------------

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

Federal taxable equivalent (FTE) net interest income increased $3.7 million during the three months ended June 30, 2002 compared to the same period of 2001. The increase in FTE net interest income resulted primarily from interest-bearing liabilities re-pricing downward at a faster rate than earning assets. The rate paid on interest-bearing liabilities decreased 143 basis points ("bp"), to 2.82% for the three months ended June 30, 2002, from 4.25% for the same period in 2001. Meanwhile, the yield on earning assets decreased 88 bp, to 6.88% for the three months ended June 30, 2002, from 7.76% for the same period in 2001.

Total FTE interest income for the three months ended June 30, 2002 decreased $6.6 million compared to the same period in 2001, a result of the previously mentioned decrease in yield on earning assets. The decrease in the yield on earning assets can be primarily attributed to the falling rate environment in 2001. During the same time period, total interest expense decreased $10.3 million, primarily the result of the falling rate environment mentioned above, as well as an improvement in the mix of the Company's interest-bearing liabilities. Time deposits, the most significant component of interest-bearing liabilities, decreased to 46.8% of interest-bearing liabilities for the three months ended June 30, 2002 from 51.8% for the same period in 2001. Offsetting this decrease in the interest-bearing liabilities mix, was an increase in lower cost NOW, MMDA, and Savings deposits, to 39.2% of interest-bearing liabilities for the three months ended June30, 2002 from 35.0% for the same period in 2001. Total borrowings remained relatively unchanged, comprising 14.0% and 13.2% of interest-bearing liabilities for the three months ended June 30, 2002 and 2001, respectively.

Another important performance measurement of net interest income is the net interest margin. Net interest margin increased to 4.48% for the three months ended June 30, 2002, up from 4.10% for the comparable period in 2001. The increase in the net interest margin can be primarily attributed to the previously mentioned increase in the interest rate spread driven by the decrease in the cost of interest bearing liabilities exceeding the decrease in yield on earning assets. Additionally, the net interest margin improved from the increase in average noninterest-bearing demand deposits, which increased 12.9% from an average of $365.7 million for the three months ended June 30, 2001 to $412.7 million for the same period in 2002. For the three months ended June 30, 2002, average noninterest-bearing demand deposits comprised 12.5% of total average interest-bearing liabilities and noninterest-bearing demand deposits, up from 11.2% for the same period in 2001.

Noninterest  Income
-------------------

Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations. The following table sets forth information by category of noninterest income for the periods indicated:


                               THREE MONTHS ENDED JUNE 30,
                                       2002     2001
                                      -------  ------
(in thousands)
Service charges on deposit accounts   $3,239   $3,226
Broker/dealer and insurance fees       1,483      900
Trust                                  1,154    1,070
Other                                  2,377    2,274
                                      -------  ------
Total core noninterest income          8,253    7,470
Net securities gains                      69      227
Loan valuation (losses) gains            (18)       6
                                      -------  ------

Total                                 $8,304   $7,703
                                      ======   ======

Core noninterest income for the three months ended June 30, 2002, which excludes net securities gains and losses and loan valuation gains and losses, increased 10.5% to $8.3 million from $7.5 million for the same period in 2001. The primary driver of this increase was the increase of $0.6 million in broker/dealer and insurance fees. The increase in broker/dealer and insurance fees resulted primarily from one of the Company's financial services providers, Colonial
Financial Services, Inc., which began operations in June 2001, resulting in a full quarter of revenue of $0.4 million in the second quarter of 2002.

Included in noninterest income were net securities gains totaling $0.1 million for the three months ended June 30, 2002. During the three month period end June 30, 2002, the Company sold $5.4 million of asset backed securities previously held by CNB Financial Corp. (CNB), which the Company acquired on November 8, 2001, containing a higher level of credit risk due to a rapid deterioration in the financial condition of the underlying collateral during the quarter, resulting in a $4.5 million loss. Offsetting these losses, were gains of $4.6 million resulting primarily from the sale of various securities amounting to $130.5 million. The securities sold were considered to generally contain a high risk of rapid pre-payments in a falling rate environment. The proceeds from the sale of these securities were invested in short duration, stable cash flow producing mortgage-backed securities and short callable agency securities. These transactions enabled the Company to improve the credit quality and stabilize the cash flow stream of its investment portfolio.

Noninterest  Expense
--------------------

Noninterest expenses are also an important factor in the Company's results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

                                         THREE MONTHS ENDED JUNE 30,
                                               2002     2001
                                              -------  -------
(in thousands)
Salaries and employee benefits                $12,649  $11,569
Occupancy                                       2,096    2,179
Equipment                                       1,818    1,700
Data processing and communications              2,598    2,348
Professional fees and outside services          1,782    1,480
Office supplies and postage                     1,227    1,282
Amortization of intangible assets                 830    1,012
Capital securities                                230      341
Loan collection and other real estate owned       781      483
Other                                           3,175    2,760
                                              -------  -------
Total noninterest expense                     $27,186  $25,154
                                              =======  =======


     Noninterest expense increased $2.0 million or 8.1% to $27.2 million for the three months ended June 30, 2002 from $25.2 million for the same period in 2001. Salaries and employee benefits increased $1.1 million or 9.3%, to $12.6 million for the three months ended June 30, 2002 from $11.6 million for the same period in 2001. The increase in salaries and employee benefits was due primarily to an increase in incentive compensation of $0.9 million, resulting from improved operating performance. Other expense increased $0.4 million, to $3.2 million for the three months ended June 30, 2002 from $2.8 million for the same period in 2001. There were no significant increases for the various items that comprise other expense. Professional fees and costs of outside services increased $0.3 million, to $1.8 million for the three months ended June 30, 2002 from $1.5 million for the same period in 2001. The increase in professional fees and costs of outside services resulted mainly from professional fees for legal matters.

Loan collection and other real estate owned expenses increased $0.3 million, to $0.8 million for the three months ended June 30, 2002 from $0.5 million for the same period in 2001. This increase is due primarily to the increase in nonperforming loans during 2001, which resulted in an increase in collection activity and foreclosure costs during the three months ended June 30, 2002. Given the increase in nonperforming loans in 2001, the Company anticipates an increase in costs associated with loan collection and foreclosure activity when compared to historical amounts.

Amortization of intangible assets decreased $0.2 million, to $0.8 million for the three months ended June 30, 2002 from $1.0 million for the same period in 2001. The decrease in amortization of intangible assets resulted from the adoption of SFAS No. 142. Had the requirements of SFAS No. 142 been applied to the 2001 period, amortization of intangible assets would have been $0.8 million.

Income  Taxes
-------------

Income tax expense for the three months ended June 30, 2002 was $5.3 million for an effective tax rate of 32.7%, compared to $2.6 million, or 28.4%, for the same period in 2001. The lower tax rate in the 2001 period resulted primarily from lower net income before tax when compared to the 2002 period, which resulted in a greater benefit from favorable permanent differences.

SIX  MONTHS  ENDED  JUNE  30,  2002  COMPARED  TO SIX MONTHS ENDED JUNE 30, 2001

Net  Interest  Income
---------------------

Net interest income on a federal taxable equivalent basis (FTE) increased $7.8 million to $75.6 million for 2002 compared to $67.8 million for 2001. The net interest margin improved 43 bp from 4.08% to 4.51%. The increase in FTE net interest income resulted primarily from interest-bearing liabilities re-pricing downward at a faster rate than earning assets. The rate paid on interest-bearing liabilities decreased 160 basis points ("bp"), to 2.90% for 2002, from 4.50% for 2001. Meanwhile, the yield on earning assets decreased 97 bp, to 6.98% for 2002, from 7.95% for 2001.

Total FTE interest income for 2002 decreased $15.0 million compared to 2001, a result of the previously mentioned decrease in yield on earning assets. During the same time period, total interest expense decreased $22.8 million, primarily the result of the falling rate environment mentioned above, as well as an improvement in the mix of the Company's interest-bearing liabilities. Time deposits, the most significant component of interest-bearing liabilities, decreased to 47.0% of interest-bearing liabilities for 2002 from 52.0% for 2001. Offsetting this decrease in the interest-bearing liabilities mix, was an increase in lower cost NOW, MMDA, and Savings deposits, to 39.1% of interest-bearing liabilities for 2002 from 34.7% for 2001. Total borrowings remained relatively unchanged, comprising 13.9% and 13.3% of interest-bearing liabilities for 2002 and 2001, respectively.

Noninterest  Income
-------------------
The following table sets forth information by category of noninterest income for the periods indicated:


                                 SIX MONTHS ENDED JUNE 30,
                                        2002     2001
                                      --------  -------
(in thousands)
Service charges on deposit accounts    $6,289   $5,997
Broker/dealer and insurance fees        2,978     1,923
Trust                                   2,174     2,116
Other                                   5,020     4,701
                                      --------  -------
Total core noninterest income          16,461    14,737

Net securities (losses) gains            (433)    1,250
Loan valuation (losses) gains             (50)       26
Gain on sale of a branch, net             220         -
Gain on sale of a building                  -     1,367
                                      --------  -------

Total                                 $16,198   $17,380
                                      ========  =======

Core noninterest income increased $1.7 million or 11.7% to $16.5 million for 2002 from $14.7 million for the same period in 2001. Broker/dealer and insurance fees increased $1.1 million primarily from one of the Company's financial services providers, Colonial Financial Services, Inc., which began operations in June 2001, resulting in six months of revenue totaling $0.8 million in 2002. Service charges on deposit accounts in 2002 increased $0.3 million or 4.9% over the same period a year earlier as a result of the Company's expanded branch network. Other income increased $0.3 million in 2002 when compared to 2001, due mainly to an increase in other banking fees.

Noninterest  Expense
--------------------
The following table sets forth information by category of noninterest expense for the periods indicated:


                                        SIX MONTHS ENDED JUNE 30,
                                               2002     2001
                                              -------  -------
(in thousands)
Salaries and employee benefits                $25,305  $23,302
Occupancy                                       4,265    4,466
Equipment                                       3,532    3,433
Data processing and communications              5,163    5,004
Professional fees and outside services          3,397    2,600
Office supplies and postage                     2,124    2,361
Amortization of intangible assets               1,690    1,976
Capital securities                                446      745
Loan collection and other real estate owned     1,725      807
Other                                           5,869    4,985
                                              -------  -------
Total core noninterest expense                 53,516   49,679
                                              -------  -------
Certain deposit overdraft write-offs                -    2,125
Total noninterest expense                     $53,516  $51,804
                                              =======  =======

     Core noninterest expense, which excludes certain deposit overdraft write-offs, increased $3.8 million or 7.7% to $53.5 million for 2002 from $49.7 million for 2001. Salaries and employee benefits increased $2.0 million or 8.6%, to $25.3 million for 2002 from $23.3 million for 2001. The increase in salaries and employee benefits was due primarily to increases in incentive compensation of $1.2 million, employee medical costs of $0.3 million and retirement expense of $0.3 million. Professional fees and costs of outside services increased $0.8 million, to $3.4 million for 2002 from $2.6 million for 2001. The increase in professional fees and costs of outside services resulted mainly from professional fees for legal matters.

Loan collection and other real estate owned expenses increased $0.9 million, to $1.7 million for 2002 from $0.8 million for 2001. This increase is due primarily to the increase in nonperforming loans during 2001, which resulted in an increase in collection activity and foreclosure costs during 2002. Other expense increased $0.9 million, to $5.9 million for 2002 from $5.0 million for 2001. The increase in other expense was due to a $0.3 million of expense related to a noncompetition agreement, an increase in marketing expense of $0.3 million and a $0.2 million charge related to a probable sales tax assessment.

Occupancy and office supplies & postage experienced decreases for 2002 when compared to 2001. These decreases resulted primarily from cost savings realized from recent acquisitions completed during 2001 and 2000. Data processing and equipment experienced increases for 2002 when compared to 2001 as a result of costs related to enhancements made to the data processing capabilities of the Company.

Amortization of intangible assets decreased $0.3 million, to $1.7 million for 2002 from $2.0 million for 2001. The decrease in amortization of intangible assets resulted from the adoption of SFAS No. 142. Had the requirements of SFAS No. 142 been applied to 2001, amortization of intangible assets would have been $1.6 million. Capital securities expense decreased $0.3 million, to $0.4 million for 2002 from $0.7 million for 2001. The decrease in capital securities expense is a result of the Company's guaranteed preferred beneficial interests in Company's junior subordinated debentures, which are tied to a variable interest rate index (3-month LIBOR plus 275 bp) that was much lower for the first six months of 2002 than the same period in 2001.

Income  Taxes
-------------

Income tax expense for 2002 was $10.5 million for an effective tax rate of 32.8%, compared to $7.2 million, or 30.6%, for 2001. The lower tax rate in the 2001 period resulted primarily from lower net income before tax when compared to the 2002 period, which resulted in a greater benefit from favorable permanent differences.


ANALYSIS  OF  FINANCIAL  CONDITION

Loans  and  Leases
------------------

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:


                                        June 30,   December 31,    June,30
                                          2002         2001          2001
                                       -------------------------------------
                                                 (in thousands)
Commercial and commercial mortgages*   $1,059,046   $1,053,416    $1,066,356
Residential real estate mortgages         612,018      594,206       549,915
Consumer                                  592,218      613,631       645,725
Leases                                     67,274       72,048        81,681
Other loans                                 5,485        6,335         9,398
                                       -------------------------------------
Total loans and leases                 $2,336,041   $2,339,636    $2,353,075
                                       =====================================

*  -  Includes  agricultural  loans

Total loans and leases were $2.3 billion, or 63.5% of assets, at June 30, 2002, compared to $2.3 billion, or 64.3%, at December 31, 2001, and $2.4 billion, or 63.6%, at June 30, 2001. Total loans and leases decreased $3.6 million at June 30, 2002 when compared to December 31, 2001. The slight decrease in total loans and leases during the year resulted mainly from the Company's on going efforts to improve the credit administration functions at its recently acquired banks and continued focus on resolving troubled loans.

Securities
----------

Average total securities were $2.6 million less for the first six months of 2002 than for the same period of 2001. Decreases in securities held to maturity and trading securities from maturities and sales were reinvested into the securities available for sale portfolio. During the first six months of 2002, the securities portfolio represented 30.6% of average earning assets compared to 31.0% for the same period in 2001. At June 30, 2002, the securities portfolio was comprised of 90% available for sale and 10% held to maturity securities.

At December 31, 2001, nonperforming securities were comprised of a private issue collateralized mortgage obligation (CMO) valued at $2.7 million and an asset backed security valued at $1.8 million compared to a $1.6 million private issue CMO at June 30, 2002. The decrease in nonperforming securities during the first six months of 2002 resulted mainly from the sale of the asset backed security at approximately its carrying value and a $0.7 million write-down of the CMO during the first quarter of 2002 due to other-than-temporary impairment. The Company received $0.4 million in payments from the impaired CMO during the second quarter of 2002, resulting in a reduction in the carrying amount of the CMO to $1.6 million.

Included in the securities available for sale portfolio at June 30, 2002, are certain securities (private issue CMO, asset backed securities, and private issue mortgaged-backed securities) previously held by CNB. These securities contain a higher level of credit risk when compared to securities held in the Company's investment portfolio because they are not guaranteed by a governmental agency. The Company's general practice is to purchases CMO and mortgaged-backed securities that are guaranteed by a governmental agency coupled with a strong credit rating, typically AAA, issued by Moody's or Standard and Poors.

At June 30, 2002, the amortized cost and fair value of these securities amounted to $27.5 million and $26.8 million, respectively, down from $38.7 million and $38.5 million, respectively, at December 31, 2001. The decrease at June 30, 2002 when compared to December 31, 2001, resulted primarily from sales and principal paydowns. As noted previously, the Company sold $5.4 million of asset backed securities containing a higher level of credit risk due to a rapid deterioration in the financial condition of the underlying collateral related to the asset backed securities during the second quarter of 2002, resulting in a $4.5 million loss. Management cannot predict the extent to which economic conditions may worsen or other factors may impact these securities. Accordingly, there can be no assurance that these securities will not become other-than-temporarily impaired in the future.

At December 31, 2001, the Company had certain embedded derivative instruments from the CNB Bank investment portfolio related to two debt securities that have returns linked to the performance of the NASDAQ 100 index. As of December 31, 2001, the embedded derivatives related to the debt securities linked to the NASDAQ 100 index had no fair value. The two debt securities were classified as available for sale. At December 31, 2001, the total amortized cost and estimated fair value of these two debt securities was $6.2 million. The two debt securities were sold in 2002 at amounts approximating their carrying values at December 31, 2001 as these two securities did not meet the risk profile of the Company's security portfolio.

Allowance for Loan Losses, Nonperforming Assets and the Provision for Loan
---------------------------------------------------------------------------
Losses
------

The allowance for loan and lease losses is maintained at a level estimated by management to provide adequately for risk of probable losses inherent in the current loan and lease portfolio. The adequacy of the allowance for loan and lease losses is continuously monitored. It is assessed for adequacy using a methodology designed to ensure that the level of the allowance reasonably reflects the loan portfolio's risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable credit losses inherent in the current loan and lease portfolio.

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at June 30, 2002 was 1.87% compared to 1.45% at June 30, 2001. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

Table 4 reflects changes to the allowance for loan losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net chargeoffs. Chargeoffs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses.


TABLE  4
ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------------------------------------------------------------------------------
                                            Three  months  ended                   Six  months  ended
                                                  June  30,                             June  30,
(dollars in thousands)                      2002               2001               2002             2001
--------------------------------------------------------------------------------------------------------------------
Balance, beginning of period              $45,299             $32,486             $44,746          $32,494
Recoveries                                    938                 408               2,300              840
Chargeoffs                                 (4,610)             (6,145)             (7,430)          (7,796)
--------------------------------------------------------------------------------------------------------------------
Net chargeoffs                             (3,672)             (5,737)             (5,130)          (6,956)
Allowance related to purchase
 acquisition                                    -                 505                   -              505
Provision for loan losses                   2,092               6,872               4,103            8,083
--------------------------------------------------------------------------------------------------------------------
Balance, end of period                    $43,719             $34,126             $43,719          $34,126
====================================================================================================================
COMPOSITION OF NET CHARGEOFFS
--------------------------------------------------------------------------------------------------------------------
Commercial and agricultural               $(2,420)       66%  $(4,734)       83%  $(2,317)    45%  $(5,215)    75%
Real estate mortgage                         (151)        4%     (100)        2%     (371)     7%     (208)     3%
Consumer                                   (1,101)       30%     (903)       15%   (2,442)    48%   (1,533)    22%
--------------------------------------------------------------------------------------------------------------------
Net chargeoffs                            $(3,672)      100%  $(5,737)      100%  $(5,130)   100%  $(6,956)   100%
--------------------------------------------------------------------------------------------------------------------
Annualized net chargeoffs
 to average loans                                      0.64%               1.00%            0.45%            0.61%
--------------------------------------------------------------------------------------------------------------------
Net chargeoffs to average loans for theyear ended  December 31, 2001                                         0.87%
====================================================================================================================

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

     Total nonperforming assets were $34.5 million at June 30, 2002 compared to $49.9 million at December 31, 2001 and $33.9 million at June 30, 2001. The increase from June 30, 2001 to December 31, 2001 can be primarily attributed to a $13.9 million increase in nonperforming loans. This increase was primarily the result of integrating newly acquired banks into the Company as well as adverse economic conditions. Nonperforming loans totaled $31.1 million at June 30, 2002, down from the $43.8 million outstanding at December 31, 2001. The $12.5 million decrease in nonperforming loans from December 31, 2001 to June 30, 2002 was due primarily to the Company's successful efforts in resolving certain large problematic commercial loans. Nonaccrual commercial and agricultural loans decreased $10.5 million, from $31.4 million at December 31, 2001 to $20.8 million at June 30, 2002. Based on the improved trends in loan quality noted above and the decrease in net charge-offs in 2002 when compared to 2001 highlighted in Table 4 above, the Company recorded a provision for loan and lease losses of $2.1 million and $4.1 million, respectively, for the three and six months ended June 30, 2002, down from the $6.9 million and $8.1 million provided in the same periods in 2001.


 TABLE  5
NONPERFORMING  ASSETS
------------------------------------------------------------------------------------------------
                                                           JUNE 30,    December 31,    June 30,
(dollars in thousands)                                       2002          2001          2001
------------------------------------------------------------------------------------------------
Commercial and agricultural                               $  20,835   $      31,372   $  21,504
Real estate mortgage                                          5,935           5,119       3,806
Consumer                                                      3,757           3,719       2,366
------------------------------------------------------------------------------------------------
  Total nonaccrual loans                                     30,527          40,210      27,676
------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Commercial and agricultural                                      -             198          13
 Real estate mortgage                                            14           1,844         594
 Consumer                                                       239             933       1,079
------------------------------------------------------------------------------------------------
Total loans 90 days or more past due and still accruing         253           2,975       1,686
------------------------------------------------------------------------------------------------
Restructured loans in compliance with modified terms:           530             603         491
------------------------------------------------------------------------------------------------
Total nonperforming loans                                    31,310          43,788      29,853
------------------------------------------------------------------------------------------------
Other real estate owned (OREO)                                2,047           1,577       1,750
------------------------------------------------------------------------------------------------
Total nonperforming loans and OREO                           33,357          45,365      31,603
================================================================================================
Nonperforming securities                                      1,560           4,500       2,309
------------------------------------------------------------------------------------------------
Total nonperforming assets                                $  34,917   $      49,865   $  33,912
================================================================================================
Total nonperforming loans to loans and leases                  1.34%           1.87%       1.45%
Total nonperforming assets to assets                           0.95%           1.37%       1.27%
Total allowance for loan and lease losses
  to nonperforming loans                                     139.63%         102.19%     114.31%
================================================================================================

In addition to the nonperforming loans discussed above, the Company has also identified approximately $37.2 million in potential problem loans at June 30, 2002 as compared to $48.6 million at December 31, 2001. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company's loan rating system as "substandard." At June 30, 2002, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

Deposits
--------

Total deposits were $2.9 billion at June 30, 2002, a slight decrease of $48.0 million, or 1.6%, from year end 2001. Total average deposits increased $34.1 million, or 1.2%, from June 30, 2001 to June 30, 2002. The Company's acquisition of FNB in June 2001 added approximately $108.0 million in deposits offset by the sale of a branch in February 2002 which resulted in the decrease of approximately $34.3 million in deposits. The Company has focused on maintaining and growing its base of lower cost checking, savings and money market accounts while allowing runoff of some of its higher cost time deposits, particularly brokered and jumbo time deposits. At June 30, 2002, total checking, savings and money market accounts represented 53.9% of total deposits compared to 48.6% at June 30, 2001.

Borrowings
----------

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $122.9 million at June 30, 2002 compared to $122.0 million and $146.5 million at December 31, and June 30, 2001, respectively. Long-term debt was $350.7 million at June 30, 2002, compared to $272.3 million and $276.9 million at December 31, and June 30, 2001, respectively, as the Company took advantage of lower interest rates and locked in longer term advances.

CAPITAL  RESOURCES

Stockholders' equity of $281.9 million represents 7.7% of total assets at June 30, 2002, compared with $292.7 million, or 7.9% in the comparable period of the prior year, and $266.4 million, or 7.3% at December 31, 2001. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

The following table presents the actual capital amounts and ratios for the periods presented. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.


TABLE  6
CAPITAL  MEASUREMENTS
-------------------------------------------------------------------
                                          As of and for the quarter ended
                                               March 31    June 30
-------------------------------------------------------------------

2002
Tier 1 leverage ratio                              6.71%      6.87%
Tier 1 capital ratio                               9.94%      9.99%
Total risk-based capital ratio                    11.20%     11.24%
Cash dividends as a percentage of net income      52.71%     52.38%
Per common share:
  Book value                                  $    8.07   $   8.50
  Tangible book value                         $    6.62   $   7.07
===================================================================
2001
Tier 1 leverage ratio                              7.18%      7.07%
Tier 1 capital ratio                              10.70%     10.00%
Total risk-based capital ratio                    11.95%     11.23%
Cash dividends as a percentage of net income      48.89%     59.36%
Per common share:
  Book value                                  $    8.60   $   8.74
  Tangible book value                         $    7.22   $   7.21
===================================================================

Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 2.24 at June 30, 2002 and 2.27 a year ago. The per share market price was 14.11 times annualized earnings at June 30, 2002 and 19.69 times annualized earnings at June 30, 2001.


TABLE  7
QUARTERLY  COMMON  STOCK  AND  DIVIDEND  INFORMATION*
--------------------------------------------------------------------------------
                                                                            Cash
                                                                       Dividends
Quarter  Ending                             High      Low      Close    Declared
--------------------------------------------------------------------------------
2001
--------------------------------------------------------------------------------
September  30                               17.30     13.50     14.30     0.170
December  31                                15.99     12.55     14.49     0.170
================================================================================
2002
--------------------------------------------------------------------------------
MARCH  31                                  $15.15     $13.15     $14.74  $0.170
JUNE  30                                   $19.32     $14.00     $18.07  $0.170
================================================================================

On July 22, 2002 the Company announced that it intends to repurchase up to one million shares (approximately 3%) of its outstanding common stock from time to time over the next 12 months in open market and privately negotiated transactions.

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

Net interest income for the next twelve months in a + 200/- 150 bp scenario is within the internal policy risk limits of a not more than a 5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12 month period from the forecasted net interest income in the flat rate scenario using the June 30, 2002 balance sheet position:

             TABLE  10
             INTEREST  RATE  SENSITIVITY  ANALYSIS
             --------------------------------------------------------
             Change  in  interest  rates            Percent change in
             (in  basis  points)                  net interest income
             --------------------------------------------------------
             +200                                            (2.28%)
             -150                                             0.41%
             --------------------------------------------------------

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At June 30, 2002, the Company's Basic Surplus measurement was 10.32% of total assets, which was above the Company's minimum of 5% set forth in its liquidity policies. If the Company's liquidity position tightens and its Basic Surplus measurement decreases, the Company has the ability to manage its liquidity through brokered time deposits, established borrowing facilities, primarily with the Federal Home Loan Bank, and entering into repurchase agreements with investment companies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At June 30, 2002, the Company considered its Basic Surplus adequate to meet liquidity needs.

At June 30, 2002, a large percentage of the Company's loans and securities are pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company's ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

SARBANES-OXLEY  ACT  OF  2002
-----------------------------

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, landmark legislation on accounting reform and corporate governance. Although much of the act is still being assessed, we do not anticipate any significant changes in the operations of, and reporting by the Company as a result of the Act. In accordance with requirements of the Sarbanes-Oxley Act, written certifications for this quarterly report on Form 10-Q by the chief executive officer and chief financial officer accompany this report as filed with the SEC.

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

          Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

PART II.  OTHER  INFORMATION
Item 1  --  Legal  Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business, to which the Company, or any of its subsidiaries is a party or which their property is subject.

Item 2  --  Changes  in  Securities

None.

Item 3  --  Defaults  Upon  Senior  Securities

None

Item 4  --  Submission  of  Matters  to  a  Vote  of  Security  Holders

The Company's Annual Meeting of Stockholders was held on May 2, 2002. Stockholders approved the following proposals:

A proposal to fix the number of directors to sixteen was approved. There were 24,043,045 votes cast for the proposal, 599,832 votes cast against the proposal and 175,167 broker non-votes regarding this matter.

The following directors were elected with terms expiring at the annual meeting in 2005:

     Richard Chojnowski          24,128,402 votes for election,
                                    516,689 votes against election
     Dr.  Peter  B.  Gregory     24,423,792 votes  for  election,
                                    221,299 votes against  election
     Paul  O.  Stillman          24,430,632 votes for election,
                                    214,459 votes against election
     Joseph  A  Santangelo       24,364,931 votes  for  election,
                                    280,160  votes against  election
     Janet  H. Ingraham          24,424,468 votes for election,
                                    220,623 votes against election
     Paul  D.  Horger            24,422,268  votes  for  election,
                                    222,369  votes against  election

The following directors were elected with terms expiring at the annual meeting in 2003:

     Michael  H.  Hutcherson     24,393,049 votes for election,
                                    252,042 votes against election
     Michael  M. Murphy          24,043,045 votes for election,
                                    599,832 votes against election

Item 5  --  Other  Information

On July 22, 2002, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.17 per share. The cash dividend will be paid on September 15, 2002 to stockholders of record as of September 1, 2002.

Item 6  --  Exhibits  and  Reports  on  Form  8-K

(a)  none.

(b) During the quarter ended June 30, 2002, the Company filed the following Current Reports on Form 8-K:

          None  filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of August 2002.




                                 NBT BANCORP INC.

                           By: /s/ MICHAEL J. CHEWENS
                              -----------------------
                               Michael J. Chewens, CPA
                               Executive Vice President
                           Chief Financial Officer and Secretary