Form 10-Q
period 2002-09-30
NBT BANCORP INC
filed 2002-11-14
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

For the quarterly period ended September 30, 2002.
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days.    Yes  X   No
                            --


As of October 31, 2002, there were 32,730,689 shares outstanding of the Registrant's common stock, $0.01 par value.

                                NBT BANCORP INC.
                  FORM 10-Q -- Quarter Ended September 30, 2002

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

Item 1    Interim Financial Statements (Unaudited)

          Consolidated Balance Sheets at September 30, 2002, December 31, 2001 (Audited), and September 30, 2001

          Consolidated Statements of Income for the three month and nine month periods ended September 30, 2002 and 2001

          Consolidated Statements of Stockholders' Equity for the nine month periods ended September 30, 2002 and 2001

          Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2002 and 2001

          Consolidated Statements of Comprehensive Income (Loss) for the three month and nine month periods ended September 30, 2002 and 2001

          Notes to Unaudited Interim Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3    Quantitative  and  Qualitative  Disclosures  about  Market  Risk

Item 4    Controls  and  Procedures

PART II   OTHER INFORMATION

Item 1     Legal Proceedings
Item 2     Changes in Securities
Item 3     Defaults upon Senior Securities
Item 4     Submission of Matters to a Vote of Security Holders
Item 5     Other Information
Item 6     Exhibits and Reports on FORM 8-K

SIGNATURES

INDEX TO EXHIBITS

NBT BANCORP INC. AND SUBSIDIARIES                                               SEPTEMBER 30,    December 31,    September 30,
CONSOLIDATED BALANCE SHEETS                                                         2002             2001            2001
-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                                  (UNAUDITED)                      (Unaudited)
ASSETS
Cash and due from banks                                                        $      133,739   $     123,201   $      105,112
Short-term interest bearing accounts                                                    5,671           6,756            6,633
Trading securities, at fair value                                                         237             126            2,531
Securities available for sale, at fair value                                          993,786         909,341          947,162
Securities held to maturity (fair value - $89,444, $101,495
 and $97,647)                                                                          87,272         101,604           96,744
Federal Reserve and Federal Home Loan Bank stock                                       22,630          21,784           21,784
Loans and leases                                                                    2,367,688       2,339,636        2,354,164
 Less allowance for loan and lease losses                                              43,330          44,746           38,034
-------------------------------------------------------------------------------------------------------------------------------
  Net loans and leases                                                              2,324,358       2,294,890        2,316,130
Premises and equipment, net                                                            61,193          62,685           61,506
Goodwill                                                                               15,476          15,476           14,906
Intangible assets, net                                                                 31,178          35,212           36,074
Other assets                                                                           53,145          67,127           58,287
-------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $    3,728,685   $   3,638,202   $    3,666,869
===============================================================================================================================

LIABILITIES, GUARANTEED PREFERRED BENEFICIAL INTERESTS
IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES AND STOCKHOLDERS' EQUITY

Deposits:
 Demand (noninterest bearing)                                                  $      452,250   $     431,407   $      421,833
 Savings, NOW, and money market                                                     1,156,204       1,097,156        1,075,835
 Time                                                                               1,313,511       1,387,049        1,441,654
-------------------------------------------------------------------------------------------------------------------------------
  Total deposits                                                                    2,921,965       2,915,612        2,939,322
Short-term borrowings                                                                 113,242         122,013          101,201
Long-term debt                                                                        350,603         272,331          274,560
Other liabilities                                                                      39,485          44,891           42,266
-------------------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                 3,425,295       3,354,847        3,357,349
-------------------------------------------------------------------------------------------------------------------------------
Guaranteed preferred beneficial interests in
Company's junior subordinated debentures                                               17,000          17,000           17,000
-------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
  Preferred stock, $0.01 par value; shares authorized-2,500,000; none issued                -               -                -
  Common stock, $0.01 par value; shares authorized-50,000,000;
   shares issued 34,401,212, 34,252,661, and 34,218,062
   at September 30, 2002, December 31, 2001,
   and September 30, 2001, respectively                                                   344             343              342
  Additional paid-in-capital                                                          210,425         209,176          208,687
  Retained earnings                                                                    88,137          72,531           92,137
  Unvested restricted stock awards                                                       (142)              -                -
  Accumulated other comprehensive income                                               16,138           3,921           10,955
  Treasury stock at cost 1,670,403 1,147,848,
   and 1,171,900 shares at September 30, 2002, December 31, 2001
   and September 30, 2001, respectively                                               (28,512)        (19,616)         (19,601)
-------------------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                          286,390         266,355          292,520
-------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, GUARANTEED PREFERRED
BENEFICIAL INTERESTS IN COMPANY'S JUNIOR
SUBORDINATED DEBENTURES
AND STOCKHOLDERS' EQUITY                                                       $    3,728,685   $   3,638,202   $    3,666,869
===============================================================================================================================

All amounts for September 30, 2001 have been restated to give effect to a pooling of interests transaction.


See notes to unaudited interim consolidated financial statements.

                                                          Three months ended       Nine months ended
NBT BANCORP INC. AND SUBSIDIARIES                            September 30,           September 30,
CONSOLIDATED STATEMENTS OF INCOME                         2002         2001        2002        2001
-------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                   (Unaudited)
 INTEREST, FEE AND DIVIDEND INCOME:
Loans                                                 $    41,970   $  47,076   $ 125,587   $  142,169
Securities available for sale                              13,732      15,125      41,912       45,879
Securities held to maturity                                 1,056       1,265       3,472        3,973
Trading securities                                              2         254           6          599
Other                                                         251         512         846        1,713
-------------------------------------------------------------------------------------------------------
  Total interest, fee and dividend income                  57,011      64,232     171,823      194,333
-------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                   15,748      24,242      49,004       78,397
Short-term borrowings                                         417       1,136       1,052        4,565
Long-term debt                                              4,139       3,545      11,633       10,178
-------------------------------------------------------------------------------------------------------
  Total interest expense                                   20,304      28,923      61,689       93,140
-------------------------------------------------------------------------------------------------------
Net interest income                                        36,707      35,309     110,134      101,193
Provision for loan and lease losses                         2,424       9,188       6,527       17,271
-------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        34,283      26,121     103,607       83,922
-------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Trust                                                         743       1,096       2,366        3,212
Service charges on deposit accounts                         3,531       3,253       9,820        9,250
Broker/dealer and insurance fees                            1,393       1,360       4,371        3,283
Net securities (losses) gains                                  (6)     (2,327)       (439)      (1,077)
Gain on sale of a building                                      -           -           -        1,367
Gain on sale of branch, net                                     -           -         220            -
Other                                                       2,585       2,369       7,555        7,096
-------------------------------------------------------------------------------------------------------
  Total noninterest income                                  8,246       5,751      23,893       23,131
-------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Salaries and employee benefits                             11,925      12,464      37,230       35,766
Office supplies and postage                                 1,116       1,154       3,240        3,515
Occupancy                                                   2,032       2,111       6,297        6,577
Equipment                                                   1,672       1,858       5,204        5,291
Professional fees and outside services                      1,446       1,701       4,843        4,301
Data processing and communications                          2,705       2,997       7,868        8,001
Amortization of intangible assets                             799       1,103       2,489        3,079
Capital securities                                            221         291         667        1,036
Deposit overdraft write-offs                                    -           -           -        2,125
Merger, acquisition, and reorganization costs                (130)        231        (130)         231
Loan collection and other real estate owned                   610         549       2,335        1,356
Other operating                                             3,751       4,883       9,069        9,868
-------------------------------------------------------------------------------------------------------
  Total noninterest expense                                26,147      29,342      79,112       81,146
-------------------------------------------------------------------------------------------------------
Income before income taxes                                 16,382       2,530      48,388       25,907
Income taxes                                                5,388       1,061      15,895        8,214
-------------------------------------------------------------------------------------------------------
   NET INCOME                                         $    10,994   $   1,469   $  32,493   $   17,693
=======================================================================================================
Earnings per share:
   Basic                                              $      0.33   $    0.04   $    0.98   $     0.54
   Diluted                                            $      0.33   $    0.04   $    0.97   $     0.53
=======================================================================================================

All amounts for the 2001 periods have been restated to give effect to a pooling of interests transaction.

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                                  Additional                 Unvested         Other
                                        Common     Paid-in-     Retained    Restricted    Comprehensive    Treasury
                                        Stock      Capital      Earnings      Stock       Income (loss)     Stock      Total
-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 2000           $   332   $   195,422   $  88,921             -   $       (1,934)  $ (13,100)  $269,641
Net income                                                        17,693                                                17,693
Cash dividends - $0.51 per share (1)                             (14,477)                                              (14,477)
Retirement of 63,034 shares of
  treasury stock of pooled
  company                                   (1)         (708)                                                   709          -
Purchase of 727,046 treasury shares                                                                         (10,722)   (10,722)
Net issuance of 138,981 shares to
   employee benefits plans and
   other stock plans, including
   tax benefit                                        (2,018)                                                 3,512      1,494
Issuance of 1,075,365 shares to
  purchase First National
  Bancorp, Inc.                             11        15,991                                                            16,002
Other comprehensive income                                                                       12,889                 12,889
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001          $   342   $   208,687   $  92,137             -   $       10,955   $ (19,601)  $292,520
===============================================================================================================================

BALANCE AT DECEMBER 31, 2001           $   343   $   209,176   $  72,531             -   $        3,921   $ (19,616)  $266,355
Net income                                                        32,493                                                32,493
Cash dividends - $0.51 per share                                 (16,887)                                              (16,887)
Purchase of 526,833 treasury shares                                                                          (9,078)    (9,078)
Net issuance of 138,981 shares to
  employee benefit plans and other
  stock plans, including tax benefit         1         1,277                                                    (56)     1,222
Grant of 14,648 shares of restricted
  stock awards                                           (28)                     (222)                         250          -
Cancellation of 800 restricted stock
  awards                                                                            12                          (12)         -
Amortization of restricted stock
  Awards                                                                            68                                      68
Other comprehensive income                                                                       12,217                 12,217
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002          $   344   $   210,425   $  88,137   $      (142)  $       16,138   $ (28,512)  $286,390
===============================================================================================================================

See notes to unaudited interim consolidated financial statements.

Note:

(1) For the period ended September 30, 2001, dividends per share data represents historical dividends per share of NBT Bancorp Inc. stand-alone and the cash dividends paid represents NBT Bancorp Inc. and CNB Financial Corp combined as all unaudited interim consolidated financial statements have been restated to give effect to the merger with CNB Financial Corp., which was accounted for as a pooling-of-interests and closed on November 8, 2001.

NBT BANCORP INC. AND SUBSIDIARIES                                      Nine Months Ended September 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                                     2002               2001
---------------------------------------------------------------------------------------------------------
(in thousands)                                                                 (Unaudited)
OPERATING ACTIVITIES:
Net income                                                          $        32,493   $           17,693
Adjustments to reconcile net income to net cash provided
 by operating activities:
Provision for loan losses                                                     6,527               17,271
Depreciation of premises and equipment                                        5,075                4,511
Net accretion on securities                                                    (811)              (1,355)
Amortization of intangible assets                                             2,489                3,079
Amortization of restricted stock awards                                          68                    -
Proceeds from sale of loans held for sale                                     6,026               20,194
Origination of loans held for sale                                           (5,524)             (19,325)
Net losses (gains) on sales of loans                                             77                 (243)
Net loss on disposal of premises and equipment                                    -                  118
Net (gain) loss on sale of other real estate owned                              (80)                 211
Net security losses                                                             439                1,077
Proceeds from maturities of trading securities                                    -                  219
Proceeds from sale of trading securities                                          -               27,214
Purchases of trading securities                                                (166)              (6,194)
Gain on sale of a building                                                        -               (1,367)
Gain on sale of a branch, net                                                  (220)                   -
Net decrease (increase)  in other assets                                      7,721               (2,224)
Net decrease in other liabilities                                            (5,052)              (8,549)
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                    49,062               52,330
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Net cash and cash equivalents provided by acquisitions                            -               23,067
Net cash paid in conjunction with branch sale                               (29,171)                   -
Securities available for sale:
 Proceeds from maturities                                                   254,991              223,179
 Proceeds from sales                                                        216,609               77,923
 Purchases                                                                 (535,222)            (269,504)
Securities held to maturity:
 Proceeds from maturities                                                    40,600               37,042
 Purchases                                                                  (26,344)             (17,824)
(Purchases ) proceeds of FRB and FHLB stock                                    (846)              10,351
Net increase in loans                                                       (42,217)             (49,598)
Purchase of premises and equipment, net                                      (4,490)              (5,704)
Proceeds from sales of other real estate owned                                1,113                1,566
---------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                        (124,977)              30,498
---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                          40,611              (27,879)
Net (decrease) in short-term borrowings                                      (8,772)             (83,973)
Proceeds from issuance of long-term debt                                     80,000              246,291
Repayments of long-term debt                                                 (1,728)            (212,260)
Proceeds from issuance of treasury shares to employee
  benefit plans and other stock plans, including tax benefit                  1,222                1,494
Purchase of treasury stock                                                   (9,078)             (10,722)
Cash dividends                                                              (16,887)             (14,477)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used) in  financing activities                         85,368             (101,526)
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          9,453              (18,698)
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                            129,957              130,443
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $       139,410   $          111,745
=========================================================================================================
                                                                                              (Continued)


CONSOLIDATED STATEMENTS OF CASH FLOWS,CONTINUED                        Nine Months Ended September 30,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                           2002               2001

 Cash paid during the period for:
  Interest                                                          $        66,100   $           98,133
  Income taxes                                                                8,800                3,489
=========================================================================================================

Transfers:
  Loans transferred to OREO                                         $         2,560                3,402
  Transfer of securities available for sale to trading securities                 -                3,804
---------------------------------------------------------------------------------------------------------

BRANCH DIVESTITURE:
=========================================================================================================
  Assets sold                                                       $         3,323                    -
  Liabilities sold                                                           34,263                    -
---------------------------------------------------------------------------------------------------------

ACQUISITIONS:
---------------------------------------------------------------------------------------------------------
Fair value of assets acquired                                                     -   $          109,549
Fair value of liabilities assumed                                                 -              110,501
Common stock issued for acquisitions                                              -               16,002
---------------------------------------------------------------------------------------------------------

All amounts for the 2001 periods have been restated to give effect to a pooling of interests transaction.


See notes to unaudited interim consolidated financial statements.

                                                          Three months ended      Nine months ended
NBT BANCORP INC. AND SUBSIDIARIES                            September 30,           September 30,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME            2002        2001        2002        2001
-------------------------------------------------------------------------------------------------------
(in thousands)                                                           (Unaudited)

Net Income                                              $   10,994  $    1,469  $   32,493  $   17,693
-------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax
     Unrealized holding gains arising during
         period [pre-tax amounts of  $11,516
         $15,423, $19,893 and $21,315]                       6,924       9,143      11,961      12,587
     Less: Reclassification adjustment for net losses
         included in net income [pre-tax amounts of
         $0, $1,577, $426 and $503]                              -         948         256         302
-------------------------------------------------------------------------------------------------------
Total other comprehensive income                             6,924      10,091      12,217      12,889
-------------------------------------------------------------------------------------------------------
Comprehensive income                                    $   17,918  $   11,560  $   44,710  $   30,582
=======================================================================================================

All amounts for the 2001 periods have been restated to give effect to pooling of interests.

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

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

The consolidated balance sheet at December 31, 2001 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 2001, and notes thereto referred to above. The Company's unaudited interim consolidated financial statements as of and for the periods ended September 30, 2001, have been restated to give effect to the merger with CNB Financial Corp., which closed on November 8, 2001, and was accounted for as a pooling of interests.

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

At September 30, 2002 and December 31, 2001, commitments to extend credit and unused lines of credit totaled $448.4 million and $343.1 million, respectively, and standby letters of credit totaled $30.1 million and $21.1 million, respectively at those same dates. Since commitments to extend credit and unused lines of credit may expire without being used, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using managements credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income:

----------------------------------------------------------------------------------
Three months ended September 30,                                  2002     2001
----------------------------------------------------------------------------------
(in thousands, except per share data)
Basic EPS:
  Weighted average common shares outstanding                      33,016   33,229
  Net income available to common shareholders                    $10,994  $ 1,469
----------------------------------------------------------------------------------
Basic EPS                                                        $  0.33  $  0.04
==================================================================================
Diluted EPS:
  Weighted average common shares outstanding                      33,016   33,229
  Dilutive effect of common stock options and restricted stock       279      271
----------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                              33,295   33,500
  Net income available to common shareholders                    $10,994  $ 1,469
----------------------------------------------------------------------------------
Diluted EPS                                                      $  0.33  $  0.04
==================================================================================

----------------------------------------------------------------------------------
Nine months ended September 30,                                     2002     2001
----------------------------------------------------------------------------------
(in thousands, except per share data)

Basic EPS:
  Weighted average common shares outstanding                      33,088   32,854
  Net income available to common shareholders                    $32,493  $17,693
----------------------------------------------------------------------------------
Basic EPS                                                        $  0.98  $  0.54
==================================================================================

Diluted EPS:
  Weighted average common shares outstanding                      33,088   32,854
  Dilutive effect of common stock options and restricted stock       242      250
----------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                              33,330   33,104
  Net income available to common shareholders                    $32,493  $17,693
----------------------------------------------------------------------------------
Diluted EPS                                                      $  0.97  $  0.53
==================================================================================

There were 387,272 outstanding stock options for the quarter ended September 30, 2002 and 949,926 outstanding stock options for the quarter ended September 30, 2001 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods. There were 420,743 outstanding stock options for the nine month period ended September 30, 2002 and 949,926 outstanding stock options for the nine month period ended September 30, 2001, that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

NOTE  5.     MERGERS  AND  ACQUISITIONS

On June 1, 2001, the Company completed the acquisition of First National Bancorp, Inc. (FNB) whereby FNB was merged with and into NBT Bancorp Inc. At the same time FNB's subsidiary, First National Bank of Northern New York (FNB
Bank) was merged into the Bank. The acquisition was accounted for using the purchase method. As such, both the assets and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition and the results of operations are included in the Company's consolidated statement of income from the acquisition date forward. To complete the transaction, the Company issued approximately 1,075,000 shares of its common stock valued at $16.0 million. Goodwill, representing the cost over net assets acquired, was approximately $7.0 million and was being amortized prior to the adoption of SFAS No. 142 on January 1, 2002, on a straight-line basis based on a 20 year amortization period.

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

On November 8, 2001, the Company, pursuant to a merger agreement dated June 18, 2001, completed its merger with CNB Financial Corp. (CNB) and its wholly owned subsidiary, Central National Bank (CNB Bank), whereby CNB was merged with and into the Company, and CNB Bank was merged with and into NBT Bank. CNB Bank then became a division of the Bank. In connection with the merger, CNB stockholders received 1.2 shares of the Company's common stock for each share of CNB stock and the Company issued approximately 8.9 million shares of common stock. The transaction was structured to be tax-free to shareholders of CNB and has been accounted for as a pooling-of-interests. Accordingly, the September 30, 2001, unaudited consolidated financial statements have been restated to present combined consolidated financial condition and results of operations of the Company and CNB as if the merger had been in effect for all periods presented. At September 30, 2001, CNB had consolidated assets of $983.1 million, deposits of $853.7 million and equity of $62.8 million. Net income for the nine months ended September 30, 2001 was $0.3 million or $0.04 per diluted share. CNB Bank operated 29 full service banking offices in nine upstate New York counties.

At September 30, 2002, after payments of certain merger, acquisition and reorganization costs, the Company had a remaining accrued liability for merger, acquisition and reorganization costs related to the merger with CNB of $1.8 million, which was comprised mainly of severance costs (expected to be paid out by the end of the year) and estimated costs related to branch closings (expected to be settled by the end of the year except for certain long-term lease commitments).

NOTE  6.     NEW  ACCOUNTING  PRONOUNCEMENTS
The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. At that time, the Company had certain embedded derivative instruments from the recently acquired CNB Bank investment portfolio related to a deposit product and two debt securities that had costs and returns linked to the performance of the NASDAQ 100 index. Management determined that these debt securities and the deposit product did not qualify for hedge accounting under SFAS No. 133. The embedded derivatives were separated from the underlying host instruments for financial reporting purposes and accounted for at fair value. In connection with the
adoption  of  SFAS  No.  133 as of       January 1, 2001, the Company recorded a
charge to earnings for a transition adjustment of $159,000 ($95,000, after-tax) for the net impact of recording these embedded derivatives on the consolidated balance sheet at fair value. Due to the insignificance of the amount, the transition adjustment is not reflected as a cumulative effect of a change in accounting principle on the consolidated statement of income for the nine months ended September 30, 2001, but is instead recorded in net securities (losses) gains. During the year ended December 31, 2001, and before the closing of the CNB merger, the Company recorded a $640,000 net loss related to the adjustment of the embedded derivatives to fair value. As of December 31, 2001, the embedded derivatives referred to above were completely written off as these derivatives had no value. During the first quarter of 2002, the two debt securities with embedded derivative instruments from the recently acquired CNB Bank investment portfolio were sold at approximately their carrying value, as the securities did not meet the risk profile of the Company's security portfolio.

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

On October 3, 2001, The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by broadening the presentation of discontinued operations to include more disposal transactions. The Company's core deposit intangible asset will be measured for impairment under SFAS No. 144. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 effective January 1,
2002, and the adoption did not have a material impact on its consolidated financial statements.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

The Company adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 141 requires that upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Goodwill is required to be tested for impairment as of the beginning of the fiscal year in which the Statement is adopted.

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

In connection with the sale of a branch during 2002, $1.5 million in unidentified intangible assets were included in the carrying amount of the branch in determining the gain on disposal.

Pro forma net income and net income per share for the three and nine months ended September 30, 2001, adjusted to eliminate historical amortization of goodwill and related tax effects, are as follows:

                                                                 Three months
                                                           ended September 30, 2001
                                                           ------------------------
                                                    (in thousands, except per share data)

Reported net income                                        $                 1,469
Add: goodwill amortization (nondeductible for tax)                             238
                                                           ------------------------
Pro forma net income                                       $                 1,707
                                                           ========================

Reported net income per share:

Basic                                                      $                  0.04
Diluted                                                    $                  0.04

Pro forma net income per share:

Basic                                                      $                  0.05
Diluted                                                    $                  0.05


                                                                  Nine months
                                                           ended September 30, 2001
                                                           ------------------------
                                                    (in thousands, except per share data)

Reported net income                                        $                17,693
Add: goodwill amortization (nondeductible for tax)                             566
                                                           -----------------------
Pro forma net income                                       $                18,259
                                                           =======================

Reported net income per share:

Basic                                                      $                  0.54
Diluted                                                    $                  0.53

Pro forma net income per share:

Basic                                                      $                  0.56
Diluted                                                    $                  0.55

The unidentified intangible assets acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, is currently amortized to expense under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." In October 2002, SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued. This statement amends FASB statements No. 72 and 144 and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The provisions of this statement are to be applied retroactively to January 1, 2002. The Statement is effective after September 30, 2002. Upon adoption of SFAS No. 147, the Company estimates that amortization of intangibles assets will decrease by approximately $1.9 million, from $2.5 million to $0.6 million, and net income would increase by $1.3 million or $0.04 per diluted share for the nine months ended September 30, 2002. Furthermore, upon adoption of Statement No. 147 on October 1, 2002, approximately $30.6 million in unidentified intangible assets will be reclassified as goodwill retroactive to January 1, 2002.

The Company's intangible assets consist of the following:

                                         September 30,   December 31,   September 30,
(in thousands)                               2002            2001            2001
                                        ---------------  -------------  --------------
  Core deposit intangibles              $        5,433          5,433           5,433
  Unidentified intangible assets from
     branch acquisitions                        36,404         37,952          37,952
                                        ---------------  -------------  --------------
                                                41,837         43,385          43,385
  Accumulated amortization                     (10,659)        (8,173)         (7,311)
                                        ---------------  -------------  --------------
  Intangible assets, net                $       31,178         35,212          36,074
                                        ===============  =============  ==============

Estimated annual amortization expense of intangible assets, absent any impairment or change in estimated useful lives and excluding the impact of SFAS No. 147 is summarized as follows for each of the next five years:

     (in thousands)
     For the years ending December 31,
     2002 (remaining three months)               $      777
     2003                                             3,095
     2004                                             2,752
     2005                                             2,752
     2006                                             2,752

Upon adoption of SFAS No. 147, estimated annual amortization expense of intangible assets, absent any impairment or change in estimated useful lives is summarized as follows for each of the next five years:

     (in  thousands)
     For  the  years  ending  December  31,
     2002 (remaining three months)             $167
     2003                                       608
     2004                                       264
     2005                                       264
     2006                                       264
     2007                                       264


NBT  BANCORP  INC.  AND  SUBSIDIARIES
Item  2  --  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiaries, NBT Bank, N.A. (NBT), NBT Financial Services, Inc., and CNBF Capital Trust I (collectively referred to herein as the Company). This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2001 Form 10-K for an understanding of the following discussion and analysis.

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

OVERVIEW

The Company earned net income of $11.0 million ($0.33 diluted earnings per share) for the three months ended September 30, 2002, compared to net income of $1.5 million ($0.04 diluted earnings per share) for the same period in 2001. The quarter to quarter increase in net income from 2001 to 2002 was due primarily to decreases in the provision for loan and lease losses of $6.8 million and total noninterest expenses of $3.2 million coupled with increases in noninterest income of $2.5 million and net interest income of $1.4 million offset by a $4.3 million increase in income tax expense.

The Company earned net income of $32.5 million ($0.97 diluted earnings per share) for the nine months ended September 30, 2002, compared to net income of $17.7 million ($0.53 diluted earnings per share) for the same period in 2001. The increase in net income from 2001 to 2002 was due primarily to increases in net interest income of $8.9 million and noninterest income of $0.8 million coupled with decreases in the provision for loan and lease losses of $10.7 million and noninterest expense of $2.0 million, offset by an increase in income tax expense of $7.7 million.

The above decreases noted in the provision for loan and lease losses reflects an improvement in loan quality and lower net charge-offs in 2002 compared to 2001. The above increases in net interest income resulted primarily from downward re-pricing of interest-bearing liabilities (primarily time deposits) at a faster rate than earning assets in 2002 when compared to 2001. The Company's net interest margin for the nine months ended September 30, 2002, was 4.46%, up 34 basis points from a net interest margin of 4.12% for the same period in 2001. The increase in noninterest income for the nine months ended September 30, 2002 when compared to the same period in 2001 was due primarily to increases in broker/dealer and insurance fees, service charges on deposit accounts, other income and a decrease in net securities losses offset by a decrease in trust revenue. The decrease in noninterest expense for the nine months ended September 30, 2002 when compared to the same period in 2001 resulted primarily from a decrease in other expense as the Company took a $1.8 million charge for the other-than-temporary impairment in residual values on automobile leases (third quarter 2001 event) and a $2.1 million charge taken for certain deposit overdrafts (first quarter 2001 event), offset by increases in salaries and employee benefits of $1.5 million and loan collection and other real estate owned costs of $1.0 million. The increase in income tax expense was due primarily to a $22.5 million increase in net income before taxes for the nine months ended September 30, 2002, when compared to the same period in 2001.

Table 1 depicts several annualized measurements of performance using GAAP net income. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Both the return on average assets and the return on average equity ratios increased for the quarter and year-to-date compared to the same periods in the previous year.

Net interest margin, net federal taxable equivalent (FTE) interest income divided by average interest-earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the cost of funding. Interest income for tax-exempt securities and loans is adjusted to a taxable equivalent basis using the statutory Federal income tax rate of 35%.

TABLE 1
PERFORMANCE  MEASUREMENTS
-----------------------------------------------------------------------
                                  FIRST     SECOND    THIRD    YEAR TO
                                 QUARTER   QUARTER   QUARTER     DATE
-----------------------------------------------------------------------
2002
Return on average assets (ROAA)     1.21%     1.19%     1.18%     1.19%
Return on average equity (ROAE)    15.98%    15.89%    15.37%    15.72%
Efficiency ratio                   57.57%    58.34%    57.33%    57.75%
Net interest margin                 4.54%     4.48%     4.35%     4.46%
-----------------------------------------------------------------------
2001
ROAA                                1.10%     0.73%     0.16%     0.65%
ROAE                               14.42%     9.42%     2.02%     8.45%
Efficiency ratio                   60.64%    60.16%    65.07%    62.03%
Net interest margin                 4.06%     4.10%     4.19%     4.12%
-----------------------------------------------------------------------

TABLE 2
AVERAGE BALANCES AND NET INTEREST INCOME
Table 2 presents the Company's condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis.

                                                             Three months ended September 30,
                                                           2002                            2001
                                              AVERAGE                YIELD/    Average                Yield/
(dollars in thousands)                        BALANCE    INTEREST    RATES     Balance    Interest    Rates
-------------------------------------------------------------------------------------------------------------
ASSETS
Short-term interest bearing accounts         $   15,374  $     109     2.81%  $   10,256  $     132     5.11%
Trading securities                                  260          2     3.05        6,239        254    16.15
Securities available for sale (2)               965,055     14,254     5.86      944,590     15,563     6.54
Securities held to maturity (2)                  86,840      1,379     6.30       98,097      1,546     6.25
Investment in FRB and FHLB Banks                 22,718        142     2.48       21,473        380     7.02
Loans and leases (1)                          2,350,015     42,149     7.12    2,360,770     47,361     7.96
                                             ----------  ---------            ----------  ---------
 Total interest earning assets                3,440,263     58,035     6.69    3,441,425     65,236     7.52
                                                         ---------                        ---------
Other assets                                    242,946                          240,321
                                             ----------                       ----------
TOTAL ASSETS                                 $3,683,209                       $3,681,746
                                             ----------                       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts                $  271,049      1,145     1.68   $  243,318      1,588     2.59
NOW deposit accounts                            376,641        905     0.95      348,024      1,453     1.66
Savings deposits                                494,304      1,841     1.48      443,607      2,538     2.27
Time deposits                                 1,315,059     11,857     3.58    1,494,832     18,663     4.95
                                             ----------  ---------            ----------  ---------
  Total interest bearing deposits             2,457,053     15,748     2.54    2,529,781     24,242     3.80
Short-term borrowings                           106,018        417     1.56      117,133      1,136     3.85
Long-term debt                                  350,650      4,139     4.68      274,489      3,545     5.12
                                             ----------  ---------            ----------  ---------
  Total interest bearing liabilities          2,913,721     20,304     2.76%   2,921,403     28,923     3.93%
                                                         ---------                        ---------
Demand deposits                                 426,733                          403,980
Other liabilities (3)                            58,945                           67,585
Stockholders' equity                            283,810                          288,778
                                             ----------                       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $3,683,209                       $3,681,746
                                             ----------                       ----------
  NET INTEREST INCOME                                    $  37,731                        $  36,313
                                                         ---------                        ---------
INTEREST RATE SPREAD                                                   3.93%                            3.59%
                                                                    --------                         --------
NET INTEREST MARGIN                                                    4.35%                            4.19%
                                                                    --------                         --------
Taxable equivalent adjustment                                       $ 1,024                          $ 1,004
                                                                    --------                         --------

(1) For purposes of these computations, nonaccrual loans are included in the average loan and lease balances outstanding.

(2) Securities are shown at average amortized cost, and include nonaccruing securities.

(3) Included in other liabilities are $17.0 million of the Company's junior subordinated debentures.

                                                              Nine months ended September 30,
                                                           2002                           2001
                                              AVERAGE               YIELD/    Average               Yield/
(dollars in thousands)                        BALANCE    INTEREST    RATES    Balance    Interest    Rates
-----------------------------------------------------------------------------------------------------------
ASSETS
Short-term interest bearing accounts         $   13,584  $     302    2.97%  $   11,912  $     469    5.26%
Trading securities                                  198          6    4.05        6,685        599   11.98
Securities available for sale (2)               939,634     43,503    6.19      933,941     47,038    6.73
Securities held to maturity (2)                  96,009      4,536    6.32      100,835      4,971    6.59
Investment in FRB and FHLB Banks                 21,582        544    3.37       24,647      1,244    6.75
Loans and leases (1)                          2,330,096    126,127    7.24    2,300,360    142,893    8.31
                                             ----------  ---------           ----------  ---------
 Total interest earning assets                3,401,103    175,018    6.88    3,378,380    197,214    7.80
                                                         ---------                       ---------
Other assets                                    235,743                         237,577
                                             ----------                      ----------
TOTAL ASSETS                                 $3,636,846                      $3,615,957
                                             ----------                      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts                $  272,078      3,266    1.60   $  250,956      5,849    3.12
NOW deposit accounts                            380,524      2,733    0.96      339,147      4,075    1.61
Savings deposits                                478,122      5,383    1.51      420,311      7,446    2.37
Time deposits                                 1,339,836     37,622    3.75    1,495,161     61,027    5.46
                                             ----------  ---------           ----------  ---------
  Total interest bearing deposits             2,470,560     49,004    2.65    2,505,575     78,397    4.18
Short-term borrowings                            89,521      1,052    1.57      131,547      4,565    4.64
Long-term debt                                  329,623     11,633    4.72      255,216     10,178    5.33
                                             ----------  ---------           ----------  ---------
  Total interest bearing liabilities          2,889,704     61,689    2.85%   2,892,338     93,140    4.31%
                                                         ---------                       ---------
Demand deposits                                 415,033                         374,224
Other liabilities (3)                            55,804                          69,302
Stockholders' equity                            276,305                         280,093
                                             ----------                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $3,636,846                      $3,615,957
                                             ----------                      ----------
  NET INTEREST INCOME                                    $ 113,329                       $ 104,074
                                                         ---------                       ---------
INTEREST RATE SPREAD                                                  4.03%                           3.49%
                                                                    -------                         -------
NET INTEREST MARGIN                                                   4.46%                           4.12%
                                                                    -------                         -------
Taxable equivalent adjustment                            $   3,195                       $   2,881
                                                         ---------                       ---------

(1) For purposes of these computations, nonaccrual loans are included in the average loan and lease balances outstanding.

(2) Securities are shown at average amortized cost., and include nonaccruing securities.

(3) Included in other liabilities are $17.0 million of the Company's junior subordinated debentures.

Table 3 presents the changes in interest income, interest expense and net interest income due to changes in volume and changes in rate. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

     TABLE 3
     Analysis of Changes in Taxable Equivalent Net Interest Income

     Three months ended September 30,
     ---------------------------------------------------------------------
                                                  INCREASE (DECREASE)
                                                    2002 OVER 2001
     ---------------------------------------------------------------------
     (in thousands)                          VOLUME     RATE       TOTAL
     ---------------------------------------------------------------------
     Short-term interest bearing accounts   $    66   $    (89)  $    (23)
     Trading securities                        (243)        (9)      (252)
     Securities available for sale              337     (1,646)    (1,309)
     Securities held to maturity               (177)        10       (167)
     Investment in FRB and FHLB Banks            22       (260)      (238)
     Loans and leases                          (216)    (4,996)    (5,212)
     ---------------------------------------------------------------------
     Total interest income                     (211)    (6,990)    (7,201)
     ---------------------------------------------------------------------

     Money market deposit accounts              181       (624)      (443)
     NOW deposit accounts                       119       (667)      (548)
     Savings deposits                           290       (987)      (697)
     Time deposits                           (2,244)    (4,562)    (6,806)
     Short-term borrowings                     (108)      (611)      (719)
     Long-term debt                             984       (390)       594
     ---------------------------------------------------------------------
     Total interest expense                    (778)    (7,841)    (8,619)
     ---------------------------------------------------------------------
     CHANGE IN FTE NET INTEREST INCOME      $   567   $    851   $  1,418
     =====================================================================

     Nine months ended September 30,
     ---------------------------------------------------------------------
                                                  INCREASE (DECREASE)
                                                    2002 OVER 2001
     ---------------------------------------------------------------------
     (in thousands)                          VOLUME     RATE       TOTAL
     ---------------------------------------------------------------------
     Short-term interest bearing accounts   $    37   $   (204)  $   (167)
     Trading securities                        (197)      (396)      (593)
     Securities available for sale              264     (3,799)    (3,535)
     Securities held to maturity               (228)      (207)      (435)
     Investment in FRB and FHLB Banks           (77)      (623)      (700)
     Loans and leases                         1,610    (18,376)   (16,766)
     ---------------------------------------------------------------------
     Total interest income                    1,409    (23,605)   (22,196)
     ---------------------------------------------------------------------

     Money market deposit accounts              254     (2,837)    (2,583)
     NOW deposit accounts                       297     (1,639)    (1,342)
     Savings deposits                           651     (2,714)    (2,063)
     Time deposits                           (4,361)   (19,044)   (23,405)
     Short-term borrowings                     (494)    (3,019)    (3,513)
     Long-term debt                           2,626     (1,171)     1,455
     ---------------------------------------------------------------------
     Total interest expense                  (1,028)   (30,423)   (31,451)
     ---------------------------------------------------------------------
     CHANGE IN FTE NET INTEREST INCOME      $ 2,436   $  6,819   $  9,255
     =====================================================================

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

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

Federal taxable equivalent (FTE) net interest income increased $1.4 million during the three months ended September 30, 2002, compared to the same period of 2001. The increase in FTE net interest income resulted primarily from interest-bearing liabilities repricing downward at a faster rate than earning assets. The rate paid on interest-bearing liabilities decreased 117 basis points ("bp"), to 2.76% for the three months ended September 30, 2002, from 3.93% for the same period in 2001. Meanwhile, the yield on earning assets decreased 83 bp, to 6.69% for the three months ended September 30, 2002, from 7.52% for the same period in 2001.

Total FTE interest income for the three months ended September 30, 2002, decreased $7.2 million compared to the same period in 2001, a result of the previously mentioned decrease in yield on earning assets. The decrease in the yield on earning assets can be primarily attributed to the falling rate environment in 2001. During the same time period, total interest expense decreased $8.6 million, primarily the result of the falling rate environment mentioned above, as well as an improvement in the mix of the Company's interest-bearing liabilities. Average time deposits, the most significant component of average interest-bearing liabilities, decreased to 45.1% of average interest-bearing liabilities for the three months ended September 30, 2002, from 51.2% for the same period in 2001. Offsetting this decrease in average time deposits, was an increase in lower cost NOW, MMDA, and Savings deposits, to 39.2% of average interest-bearing liabilities for the three months ended September 30, 2002 from 35.4% for the same period in 2001. Total borrowings increased slightly to 15.7% of average interest-bearing liabilities for the three months ended September 30, 2002, from 13.4% for the same period in 2001.

Another important performance measurement of net interest income is the net interest margin. Net interest margin increased to 4.35% for the three months ended September 30, 2002, up from 4.19% for the comparable period in 2001. The increase in the net interest margin can be primarily attributed to the previously mentioned increase in the interest rate spread driven by the decrease in the rate paid on interest bearing liabilities exceeding the decrease in yield on earning assets. The net interest margin declined from 4.48% for the three months ended June 30, 2002 to 4.35% for the three months ended September 30, 2002. The above noted decline in net interest margin resulted primarily from earning assets repricing down at a faster rate than interest bearing liabilities. If interest rates remain static, the Company expects this trend to continue for the next few quarters.

Noninterest  Income
-------------------

Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

                                      THREE MONTHS ENDED SEPTEMBER 30,
                                            2002            2001
                                       --------------  --------------
(in thousands)
Service charges on deposit accounts    $       3,531   $       3,253
Broker/dealer and insurance fees               1,393           1,360
Trust                                            743           1,096
Other                                          2,612           2,379
                                       --------------  --------------
Total noninterest income before net
securities and loan valuation losses           8,279           8,088

Net securities losses                             (6)         (2,327)
Loan valuation losses                            (27)            (10)
                                       --------------  --------------
Total noninterest income               $       8,246   $       5,751
                                       ==============  ==============


Noninterest income excluding net securities and loan valuation losses, for the three months ended September 30, 2002, increased 2.4% to $8.3 million from $8.1 million for the same period in 2001. The primary drivers of this increase were service charges on deposit accounts and other income. Service charges on deposit accounts increased $0.3 million or 8.5% for the three months ended September 30, 2002, compared to the same period in 2001. The increase in service charges on deposit accounts was due primarily to strong growth in the Company's core deposit base during 2002. Other income increased $0.2 million or 9.8% for the three months ended September 30, 2002, compared to the same period in 2001. The increase in other income resulted primarily from strong growth in fee income generated from commercial banking activities.

Offsetting these increases in noninterest income was a decrease in trust revenue of $0.4 million for the three months ended September 30, 2002, compared to the same period in 2001. The decrease in trust revenue resulted primarily from adverse stock market conditions in 2002, which resulted in a decrease in assets managed by the Company's trust division, thereby lowering the trust division's fee base. Broker/dealer and insurance fees remained relatively unchanged for the three months ended September 30, 2002, compared to the same period in 2001, as adverse stock market conditions have affected the Company's financial service providers ability to significantly increase fee income. Additionally, during the second and third quarters of 2002, the Company reorganized and realigned certain delivery platforms for two of its financial service providers. This strategic initiative limited these financial service providers sales efforts during this period. The Company plans to roll out the new financial service platform in the fourth quarter of 2002, and expects this new platform to result in an increase in broker/dealer fees in 2003.

Net securities losses for the three months ended September 30, 2002, amounted to less than $0.1 million. During this period, the Company sold $6.1 million of asset backed securities previously held by CNB Financial Corp. (CNB), which the Company acquired on November 8, 2001, containing a higher level of credit risk due to a rapid deterioration in the financial condition of the underlying collateral during the quarter, resulting in a $2.6 million loss. Offsetting these losses, were gains of $2.6 million resulting primarily from the sale of various securities amounting to $51.1 million. The securities sold were considered to generally contain a high risk of rapid pre-payments in a falling rate environment. The proceeds from the sale of these securities were invested in short duration, stable cash flow producing mortgage-backed securities and short callable agency securities. These transactions enabled the Company to improve the credit quality and stabilize the cash flow stream of its investment portfolio.

Noninterest  Expense
--------------------

Noninterest expenses are also an important factor in the Company's results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
(in thousands)                                     2002        2001
                                               ------------  ---------
Salaries and employee benefits                 $    11,925   $  12,464
Occupancy                                            2,032       2,111
Equipment                                            1,672       1,858
Data processing and communications                   2,705       2,997
Professional fees and outside services               1,446       1,701
Office supplies and postage                          1,116       1,154
Amortization of intangible assats                      799       1,103
Capital securities                                     221         291
Loan collection and other real estate owned            610         549
Other                                                3,751       4,883
                                               ------------  ---------
Total noninterest expense before merger,
Acquisition and reorganazation costs                26,277      29,111

Merger, acquisition and reorganization costs          (130)        231
                                               ------------  ---------
Total noninterest expense                      $    26,147   $  29,342
                                               ------------  ---------

Noninterest expense excluding merger, acquisition and reorganization costs decreased $2.8 million or 9.7% to $26.3 million for the three months ended September 30, 2002, from $29.1 million for the same period in 2001. Salaries and employee benefits decreased $0.5 million or 4.3%, to $11.9 million for the three months ended September 30, 2002, from $12.5 million for the same period in 2001. The decrease in salaries and employee benefits resulted primarily from a decrease in salary expense of $0.9 million due to a decrease in full time equivalent employees, resulting from the integration of companies acquired in 2001. Offsetting this decrease was an increase in benefit costs of $0.5 million due primarily to increases in retirement and medical costs. Other expense decreased $1.1 million, to $3.8 million for the three months ended September 30, 2002, from $4.9 million for the same period in 2001. This decrease was driven primarily by a $1.8 million charge taken for the other-than-temporary impairment in residual values of automobile leases in 2001 held by CNB. Occupancy, equipment, professional fees, data processing and communications decreased $0.8 million in the quarter ended September 30, 2002, when compared to the same period in 2001, primarily due to the successful integration of companies acquired in 2001.

Amortization of intangible assets decreased $0.3 million, to $0.8 million for the three months ended September 30, 2002, from $1.1 million for the same period in 2001. The decrease in amortization of intangible assets resulted from the adoption of Statement of Financial Accounting Standards (SFAS) No. 142. Had the requirements of SFAS No. 142 been applied to the 2001 period, amortization of intangible assets would have been $0.9 million.

As discussed in note 6 to the September 30, 2002 unaudited interim consolidated financial statements, upon adoption of SFAS No. 147 on October 1, 2002, the Company will retroactively apply the provisions of SFAS No. 147 to all quarters in 2002. This retroactive application of SFAS No. 147 will result in a reduction in amortization of intangible assets by $0.6 million, resulting in amortization expense totaling $0.2 million for the three months ended September 30, 2002. Prospectively, amortization of intangible assets will be likewise reduced, such that amortization of intangible assets will approximate $0.2 million for the three months end December 31, 2002, and $0.6 million for 2003.

Income  Taxes
-------------

Income tax expense for the three months ended September 30, 2002, was $5.4 million resulting in an effective tax rate of 32.9%, compared to $1.1 million, or 41.9%, for the same period in 2001. The higher effective tax rate in the 2001 period resulted primarily from changes in tax planning strategies at CNB resulting from its planned merger with NBT. Prior to CNB's planned merger with NBT, it anticipated an effective tax rate for 2001 which would have been significantly impacted by the planned purchase of tax exempt securities in the second half of 2001. As a result of the planned merger, such purchases were not made which increased CNB's estimated 2001 effective tax rate and therefore, required an increase in tax expense for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net Interest Income
-------------------

FTE net interest income increased $9.3 million to $113.3 million for 2002 compared to $104.1 million for 2001. The net interest margin improved 34 bp from 4.12% to 4.46%. The increase in FTE net interest income resulted primarily from interest-bearing liabilities re-pricing downward at a faster rate than earning assets. The rate paid on interest-bearing liabilities decreased 146 bp, to 2.85% for 2002, from 4.31% for 2001. Meanwhile, the yield on earning assets decreased 92 bp, to 6.88% for 2002, from 7.80% for 2001.

Total FTE interest income for 2002, decreased $22.2 million compared to 2001, a result of the previously mentioned decrease in yield on earning assets. During the same time period, total interest expense decreased $31.5 million, primarily the result of the falling rate environment mentioned above, as well as an improvement in the mix of the Company's interest-bearing liabilities. Time deposits, the most significant component of interest-bearing liabilities, decreased to 46.4% of interest-bearing liabilities for 2002 from 51.7% for 2001. Offsetting this decrease in interest-bearing liabilities, was an increase in lower cost NOW, MMDA, and Savings deposits, to 39.1% of interest-bearing liabilities for 2002 from 34.9% for 2001. Total borrowings remained relatively unchanged, comprising 14.5% and 13.4% of interest-bearing liabilities for 2002 and 2001, respectively.

Noninterest  Income
-------------------
The following table sets forth information by category of noninterest income for the periods indicated:


                                                 For the nine months ended
                                                       September 30,
(in thousands)                                    2002              2001
                                              ------------------------------
Service charges on deposit accounts           $       9,820   $       9,250
Broker/dealer and insurance fees                      4,371           3,283
Trust                                                 2,366           3,212
Other                                                 7,632           7,080
                                              ------------------------------
Total noninterest income before securities,
loan valuation, branch, and building sales
transactions                                         24,189          22,825

Net securities (losses)                                (439)         (1,077)
Loan valuation (losses) gains                           (77)             16
Gain on sale of a branch, net                           220               -
Gain on sale of a building                                -           1,367
                                              ------------------------------
Total                                         $      23,893   $      23,131
                                              ------------------------------

Noninterest income before securities losses, loan valuation losses and gains, gain on sale of a branch, and gain on sale of a building increased $1.4 million or 6.0% to $24.2 million for 2002 from $22.8 million for the same period in 2001. Broker/dealer and insurance fees increased $1.1 million, primarily driven by one of the Company's financial services providers, Colonial Financial Services, Inc., which began operations in June 2001, resulting in a full nine months of revenue totaling $1.2 million in 2002 compared to four months of revenue in 2001 totaling $0.3 million. Service charges on deposit accounts in 2002 increased $0.6 million or 6.2% over the same period a year earlier as a result of the Company's acquisition of FNB in June of 2001, which added 6 branches to the Company's branch network. Additionally, the Company has experienced a strong increase in core deposits during 2002 resulting in higher fee income from deposit accounts. Other income increased $0.6 million or 7.8% in 2002 when compared to 2001, due mainly to the Company's market expansion, driving growth in fees from retail banking activities. Offsetting these increases was a decrease in trust revenue of $0.8 million or 26.3% for 2002 when compared to 2001. This decrease in trust revenue resulted primarily from adverse stock market conditions in 2002, which lead to a decrease in assets under management in the trust division, thereby lowering the trust division's fee base. Additionally, the number of estate accounts serviced by the trust division decreased in 2002 compared to 2001.

Noninterest Expense
-------------------
The following table sets forth information by category of noninterest expense for the periods indicated:

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                      2002             2001
                                                ----------------  ---------------
(in thousands)
Salaries and employee benefits                  $        37,230   $        35,766
Occupancy                                                 6,297             6,577
Equipment                                                 5,204             5,291
Data processing and communications                        7,868             8,001
Professional fees and outside services                    4,843             4,301
Office supplies and postage                               3,240             3,515
Amortization of intangible assets                         2,489             3,079
Capital securities                                          667             1,036
Loan collection and other real estate owned               2,335             1,356
Other                                                     9,069             9,868
                                                ----------------  ---------------
Total  noninterest expense before the below
noted items                                              79,242            78,790

Merger, acquisition, and reorganization costs              (130)              231
Certain deposit overdraft write-offs                          -             2,125
                                                ----------------  ---------------
Total noninterest expense                       $        79,112   $        81,146
                                                ================  ===============


Noninterest expense before merger, acquisition, and reorganization costs and certain deposit overdraft write-offs, increased $0.5 million or 0.6% to $79.2 million for 2002 from $78.8 million for 2001. Salaries and employee benefits increased $1.5 million or 4.1%, to $37.2 million for 2002 from $35.8 million for 2001. The increase in salaries and employee benefits was due primarily to increases in incentive compensation of $1.2 million, employee medical costs of $0.3 million and retirement expense of $0.5 million offset by a decrease in salary expense of $0.6 million. Professional fees and costs of outside services increased $0.5 million, to $4.8 million for 2002 from $4.3 million for 2001. The increase in professional fees and costs of outside services resulted mainly from professional fees for legal matters.

Loan collection and other real estate owned expenses increased $1.0 million, to $2.3 million for 2002 from $1.4 million for 2001. This increase is due primarily to the increase in nonperforming loans during 2001, which resulted in an increase in collection activity and foreclosure costs during 2002. Other expense decreased $0.8 million, to $9.1 million for 2002 from $9.9 million for 2001. The decrease in other expense was due primarily to a $1.8 million charge taken in 2001 for the other-than-temporary impairment in residual values for leased automobiles from CNB offset by increases related to $0.3 million of expense related to a noncompetition agreement, and an increase in marketing expense of $0.3 million. Occupancy, equipment, data processing, communications, and office supplies & postage experienced decreases for 2002 when compared to 2001. These decreases resulted primarily from cost savings realized from recent acquisitions completed during 2001 and 2000.

Capital securities expense decreased $0.4 million, to $0.7 million for 2002 from $1.0 million for 2001. The decrease in capital securities expense is a result of the Company's guaranteed preferred beneficial interests in Company's junior subordinated debentures, which are tied to a variable interest rate index (3-month LIBOR plus 275 bp) that was much lower for the first nine months of 2002 when compared to the same period in 2001.

Amortization of intangible assets decreased $0.6 million, to $2.5 million for 2002 from $3.1 million for 2001. The decrease in amortization of intangible assets resulted from the adoption of SFAS No. 142. Had the requirements of SFAS No. 142 been applied to 2001, amortization of intangible assets would have been $0.6 million.

As discussed in note 6 to the unaudited interim consolidated financial statements, upon adoption of SFAS No. 147 on October 1, 2002, the Company will retroactively apply the provision of SFAS No. 147 to all quarters in 2002. This retroactive application of SFAS No. 147 will result in a reduction in amortization of intangible assets by $1.9 million, resulting in amortization expense totaling $0.6 million for the nine months ended September 30, 2002.

Income  Taxes
-------------

Income tax expense for 2002 was $15.9 million for an effective tax rate of 32.8%, compared to $8.2 million, or 31.7%, for 2001. The lower effective tax rate in the 2001 period resulted primarily from lower net income before tax when compared to the 2002 period.

ANALYSIS  OF  FINANCIAL  CONDITION

Loans  and  Leases
------------------

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

                                       September 30,   December 31,   September 30,
                                            2002           2001            2001
                                       ---------------------------------------------
                                                    (in thousands)
Commercial and commercial mortgages*   $    1,056,201  $   1,053,416  $    1,052,224
Residential real estate mortgages             626,838        594,206         583,135
Consumer                                      615,207        613,631         634,995
Leases                                         63,609         72,048          76,811
Other loans                                     5,833          6,335           6,999
                                       ---------------------------------------------
Total loans and leases                 $    2,367,688  $   2,339,636  $    2,354,164
                                       =============================================

*    Includes agricultural loans

Total loans and leases were $2.4 billion, or 63.5% of assets, at September 30, 2002, compared to $2.3 billion, or 64.3%, at December 31, 2001, and $2.4 billion, or 64.2%, at September 30, 2001. Total loans and leases increased $28.1 million or 1.2% at September 30, 2002, when compared to December 31, 2001. The slight increase in total loans and leases during the year resulted mainly from sluggish economic conditions experienced during 2002 in the Company's markets which had limited loan growth opportunities. Furthermore, the Company's on going efforts to improve the credit administration functions at its recently acquired banks and its continued focus on resolving troubled loans placed limits on the Company's ability to increase loans. The increase in loans and leases in 2002 was driven primarily from residential real estate mortgages, which increased $32.6 million or 5.5%, due primarily to increased demand driven by historically low mortgage rates for the fixed rate residential real estate mortgage product lines in 2002.

Securities
----------

Average total securities were $5.6 million less for the first nine months of 2002 than for the same period of 2001. Decreases in securities held to maturity and trading securities from maturities and sales were reinvested into the securities available for sale portfolio. During the first nine months of 2002, the securities portfolio represented 30.5% of average earning assets compared to 30.8% for the same period in 2001. At September 30, 2002, the securities portfolio was comprised of 92% available for sale and 8% held to maturity securities.

At December 31, 2001, nonperforming securities were comprised of a private issue collateralized mortgage obligation (CMO) valued at $2.7 million and an asset backed security valued at $1.8 million compared to a $1.3 million private issue CMO at September 30, 2002. The decrease in nonperforming securities during the first nine months of 2002 resulted mainly from the sale of the asset-backed security at approximately its carrying value and a $0.7 million write-down of the CMO during the first quarter of 2002 due to other-than-temporary impairment. The Company received $0.7 million in payments from the impaired CMO during 2002, resulting in a reduction in the carrying amount of the CMO to $1.3 million.

Included in the securities available for sale portfolio at September 30, 2002, are certain securities (private issue CMO, asset-backed securities, and private issue mortgaged-backed securities) previously held by CNB. These securities contain a higher level of credit risk when compared to other securities held in the Company's investment portfolio because they are not guaranteed by a governmental agency or a government sponsored enterprise (GSE). The Company's general practice is to purchase CMO and mortgage-backed securities that are guaranteed by a governmental agency or a GSE coupled with a strong credit rating, typically AAA, issued by Moody's or Standard and Poors.

At September 30, 2002, the amortized cost and fair value of these securities amounted to $13.5 million and $13.5 million, respectively, down from $38.7 million and $38.5 million, respectively, at December 31, 2001. The decrease at September 30, 2002, when compared to December 31, 2001, resulted primarily from sales and principal paydowns. During 2002, the Company sold $11.5 million of asset backed securities containing a higher level of credit risk due to a rapid deterioration in the financial condition of the underlying collateral related to the asset backed securities, resulting in a $7.1 million loss. Offsetting these losses were gains of $7.2 million, resulting from the sale of approximately $181.6 million in securities available for sale during 2002. Management cannot predict the extent to which economic conditions may worsen or other factors may impact these securities. Accordingly, there can be no assurance that these remaining securities totaling $13.5 million will not become other-than-temporarily impaired in the future.

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

Allowance  for Loan and Lease Losses, Nonperforming Assets and the Provision for
--------------------------------------------------------------------------------
Loan  and  Lease  Losses
------------------------

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at September 30, 2002, was 1.83% compared to 1.62% at September 30, 2001. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

Table 4 reflects changes to the allowance for loan losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net chargeoffs. Chargeoffs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses.

TABLE 4
ALLOWANCE FOR LOAN AND LEASE LOSSES
-------------------------------------------------------------------------------------------------------------------
                                                  Three months ended                 Nine months ended
                                                     September 30,                      September 30,
(dollars in thousands)                           2002             2001             2002              2001
-------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                   $43,719          $34,126          $ 44,746          $ 32,494
Recoveries                                       1,014              913             3,314             1,753
Chargeoffs                                      (3,827)          (6,193)          (11,257)          (13,989)
-------------------------------------------------------------------------------------------------------------------
Net chargeoffs                                  (2,813)          (5,280)           (7,943)          (12,236)
Allowance related to purchase
 acquisition                                         -                -                 -               505
Provision for loan losses                        2,424            9,188             6,527            17,271
-------------------------------------------------------------------------------------------------------------------
Balance, end of period                         $43,330          $38,034          $ 43,330          $ 38,034
===================================================================================================================
COMPOSITION OF NET CHARGEOFFS
-------------------------------------------------------------------------------------------------------------------
Commercial and agricultural                    $(1,895)    67%  $(4,276)    81%  $ (4,212)    53%  $ (9,491)    78%
Real estate mortgage                              (204)     7%     (217)     4%      (575)     7%      (425)     3%
Consumer                                          (714)    26%     (787)    15%    (3,156)    40%    (2,320)    19%
-------------------------------------------------------------------------------------------------------------------
Net chargeoffs                                 $(2,813)   100%  $(5,280)   100%  $ (7,943)   100%  $(12,236)   100%
-------------------------------------------------------------------------------------------------------------------
Annualized net chargeoffs
 to average loans and leases                             0.48%            0.89%             0.46%             0.71%
===================================================================================================================
Net chargeoffs to average loans and
leases for the year ended  December 31, 2001                                                                  0.87%
-------------------------------------------------------------------------------------------------------------------

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

Total nonperforming assets were $35.1 million at September 30, 2002, compared to $49.9 million at December 31, 2001, and $37.1 million at September 30, 2001. The increase from September 30, 2001, to December 31, 2001, can be primarily attributed to a $8.5 million increase in nonperforming loans. This increase was primarily the result of integrating newly acquired banks into the Company's more conservative credit culture as well as adverse economic conditions. Nonperforming loans totaled $30.7 million at September 30, 2002, down from the

$43.8 million outstanding at December 31, 2001. The $13.1 million decrease in nonperforming loans from December 31, 2001 to September 30, 2002, was due primarily to the Company's successful efforts in resolving certain large problematic commercial loans. Nonaccrual commercial and agricultural loans decreased $11.9 million, from $31.4 million at December 31, 2001, to $19.5 million at September 30, 2002. Based on the improved trends in loan quality noted above and the decrease in net charge-offs in 2002 when compared to 2001 highlighted in Table 4 above, the Company recorded a provision for loan and lease losses of $2.4 million and $6.5 million, respectively, for the three and nine months ended September 30, 2002, down from the $9.2 million and $17.3 million provided in the same periods in 2001.

As anticipated, net charge-offs exceeded the provision for loan and lease losses for the three and nine months ended September 30, 2002 when compared to the same periods in 2001 as a result of the Company fully reserving for charge-offs of large problematic loans in prior periods. As the Company continues to resolve problematic loans previously identified, and if the level of problematic loans continues to decline, the Company expects that net charge-offs may exceed the provision for loan and lease losses in the next few quarters.

TABLE 5
NONPERFORMING ASSETS
----------------------------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,    December 31,    September 30,
(dollars in thousands)                                         2002             2001            2001
----------------------------------------------------------------------------------------------------------
Commercial and agricultural                               $       19,457   $      31,372   $       24,472
Real estate mortgage                                               8,024           5,119            4,717
Consumer                                                           2,000           3,719            2,566
----------------------------------------------------------------------------------------------------------
  Total nonaccrual loans                                          29,481          40,210           31,755
----------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Commercial and agricultural                                          88             198              169
 Real estate mortgage                                                625           1,844            1,489
 Consumer                                                            125             933              902
----------------------------------------------------------------------------------------------------------
Total loans 90 days or more past due and still accruing              838           2,975            2,560
----------------------------------------------------------------------------------------------------------
Restructured loans in compliance with modified terms:                412             603              606
----------------------------------------------------------------------------------------------------------
Total nonperforming loans                                         30,731          43,788           34,921
----------------------------------------------------------------------------------------------------------
Other real estate owned (OREO)                                     3,092           1,577            1,643
----------------------------------------------------------------------------------------------------------
Total nonperforming loans and OREO                                33,823          45,365           36,564
==========================================================================================================
Nonperforming securities                                           1,312           4,500              557
----------------------------------------------------------------------------------------------------------
Total nonperforming assets                                $       35,135   $      49,865   $       37,121
==========================================================================================================
Total nonperforming loans to loans and leases                       1.30%           1.87%            1.48%
Total nonperforming assets to assets                                0.94%           1.37%            1.01%
Total allowance for loan and lease losses
  to nonperforming loans                                          141.00%         102.19%          108.91%
==========================================================================================================

One of the standard practices of the Company's credit administration function is to rate loans on a periodic basis based on the loans level of risk. Under the Company's current loan ratings system, "substandard" rated loans that are not classified as nonperforming are considered to be potential problem loans. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. At September 30, 2002, the Company identified $46.0 million in potential problem loans, down from the $48.6 million in potential problem loans at December 31, 2001. At September 30, 2002, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

Deposits
--------

Total deposits were $2.9 billion at September 30, 2002, and 2001, and year-end 2001. Total average deposits increased $5.8 million, or 0.2%, from September 30, 2001 to September 30, 2002. The Company's acquisition of FNB in September 2001 added approximately $108.0 million in deposits offset by the sale of a branch in February 2002 which resulted in the decrease of approximately $34.3 million in deposits. The Company has focused on maintaining and growing its base of lower cost checking, savings and money market accounts while allowing runoff of some of its higher cost time deposits, particularly jumbo and municipal time deposits. At September 30, 2002, total checking, savings and money market accounts represented 55.0% of total deposits compared to 51.0% at September 30, 2001.

Borrowings
----------

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $113.2 million at September 30, 2002, compared to $122.0 million and $101.2 million at December 31, and September 30, 2001, respectively. Long-term debt was $350.6 million at September 30, 2002, compared to $272.3 million and $274.6 million at December 31, and September 30, 2001, respectively, as the Company took advantage of lower interest rates and locked in longer term advances.

CAPITAL  RESOURCES

Stockholders' equity of $286.4 million represents 7.7% of total assets at September 30, 2002, compared with $292.5 million, or 8.0% in the comparable period of the prior year, and $266.4 million, or 7.3% at December 31, 2001. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

REGULATORY  CAPITAL
-------------------

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

TABLE 6
CAPITAL MEASUREMENTS
                                                  AS OF AND FOR THE QUARTER ENDED
                                               MARCH 31,    JUNE 30,    SEPTEMBER 30,
--------------------------------------------------------------------------------------
                  2002
                  ----
Tier 1 leverage ratio                               6.71%       6.87%            6.61%
Tier 1 capital ratio                                9.94%       9.99%            9.75%
Total risk-based capital ratio                     11.20%      11.24%           11.01%
Cash dividends as a percentage of net income       52.71%      52.38%           51.17%
Per common share:
  Book Value                                    $   8.07    $   8.50      $      8.75
  Tangible book value                           $   6.62    $   7.07      $      7.32
--------------------------------------------------------------------------------------
                 2001
                 ----
Tier 1 leverage ratio                               7.18%       7.07%            6.82%
Tier 1 capital ratio                               10.70%      10.00%           10.09%
Total risk-based capital ratio                     11.95%      11.23%           11.34%
Cash dividends as a percentage of net income       48.89%      59.36%          329.88%
Per common share:
  Book Value                                    $   8.60    $   8.74      $      8.84
  Tangible book value                           $   7.22    $   7.21      $      7.30
--------------------------------------------------------------------------------------

Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.97 at September 30, 2002, and 1.62 a year ago. The per share market price was 13.28 times annualized diluted earnings at September 30, 2002, and 20.14 times annualized diluted earnings at September 30, 2001.

     TABLE 7
     QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
     -------------------------------------------------------
                                                        Cash
                                                   Dividends
     Quarter Ending        High    Low    Close     Declared
     -------------------------------------------------------
     2001
     -------------------------------------------------------
     September 30          17.30   13.50   14.30       0.170
     December 31           15.99   12.55   14.49       0.170
     =======================================================
     2002
     -------------------------------------------------------
     MARCH 31             $15.15  $13.15  $14.74  $    0.170
     JUNE 30              $19.32  $14.00  $18.07  $    0.170
     SEPTEMBER 30         $18.50  $16.36  $17.27  $    0.170
     =======================================================

STOCK  REPURCHASE  PLAN
-----------------------

On July 22, 2002, the Company announced that it intended to repurchase up to one million shares (approximately 3%) of its outstanding common stock from time to time over the next 12 months in open market and privately negotiated transactions. Since the announcement of the Stock Repurchase Plan, the Company repurchased a total of 437,954 shares in the three months ended September 30, 2002, at an average price of $17.43 per share. Since the announcement on July 22, 2002, the Company's stock price has ranged between $16.36 and $18.50. The total trading volume of the Company's common stock for this same period was approximately 2.7 million shares, the Company's repurchase activity during this period was 16% of the total trading volume. Total cash allocated for these repurchases during the three months ended September 30, 2002 was $7.6 million.

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

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period. Three additional models are run in which a gradual increase of 200 bp, a gradual increase of 200 bp where the long end of the yield curve remains flat (the long end of the yield curve is defined as 5 years and longer) and a gradual decrease of 150 bp takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

In the declining rate scenarios, net interest income is projected to increase slightly when compared to the flat rate scenario through the simulation period. The level of net interest income increasing is a result of interest-bearing liabilities repricing downward at a faster rate than earning assets. The inability to effectively lower deposit rates on deposits might reduce or eliminate the benefit of lower rates. In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario. Net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing.

Net interest income for the next twelve months in a + 200/+ 200 flat/- 150 bp scenario is within the internal policy risk limits of a not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12 month period from the forecasted net interest income in the flat rate scenario using the September 30, 2002 balance sheet position:

     TABLE 10
     INTEREST RATE SENSITIVITY ANALYSIS
     ---------------------------------------------------------
     Change in interest rates                Percent change in
     (in basis points)                     net interest income
     ---------------------------------------------------------
     + 200 Flat                                        (1.10%)
     + 200                                             (0.34%)
     - 150                                              0.06%
     ---------------------------------------------------------

Under the flat rate scenario with a static balance sheet, net interest income is anticipated to decrease approximately 2.2% from annualized total net interest income for the three months ended September 30, 2002. The Company anticipates under current conditions, earning assets will continue to reprice at a faster rate than interest bearing liabilities. In order to protect net interest income from anticipated net interest margin compression, the Company will continue to focus on increasing low cost core funding and grow earning assets through loan growth and leverage opportunities. However, if the Company cannot increase low cost core funding and earning assets, the Company expects net interest income to decline in 2003.

Currently, the Company is holding fixed rate residential real estate mortgages in its loan portfolio. One of the major factors the Company considers in holding residential real estate mortgages is its level of core deposits. Current core deposit levels have enabled the Company to hold fixed rate residential real estate mortgages without having a negative impact on interest rate risk, as the Company is well matched at September 30, 2002. The Company's net interest income is projected to decrease by only 0.34% if interest rates rise 200 basis points. The Company closely monitors its matching of earning assets to funding sources. If core deposit levels decrease or the rate of growth in core deposit levels does not equal or exceed the rate in growth of fixed rate residential real estate mortgages, the Company will reevaluate its strategy and may sell new originations of fixed rate mortgages in the secondary market in order to limit the Company's exposure to long-term earning assets.

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At September 30, 2002, the Company's Basic Surplus measurement was 13.91% of total assets, which was above the Company's minimum of 5% set forth in its liquidity policies. The Company's liquidity position at September 30, 2002, is considered adequate to meet liquidity needs. However, if the Company's liquidity position tightens and its Basic Surplus measurement decreases, the Company has the ability to manage its liquidity through brokered time deposits, established borrowing facilities, primarily with the Federal Home Loan Bank, and entering into repurchase agreements with investment companies.

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

At September 30, 2002, a large percentage of the Company's loans and securities are pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company's ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

ITEM  4.  CONTROLS  AND  PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

There were no significant changes made in the Company's internal controls or in other factors that that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.

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

None.

Item 3 -- Defaults Upon Senior Securities

None

Item 4 -- Submission of Matters to a Vote of Security Holders

None

Item 5 -- Other Information

On October 28, 2002, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.17 per share. The cash dividend will be paid on December 15, 2002, to stockholders of record as of December 1, 2002.

Item 6 -- Exhibits and Reports on Form 8-K

(a)  Exhibits

99.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the quarter ended September 30, 2002, the Company filed the following Current Reports on Form 8-K:

        None  filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of November 2002.




                                NBT BANCORP INC.

                           By: /s/ MICHAEL J. CHEWENS
                       ----------------------------------
                            Michael J. Chewens, CPA
                        Senior Executive Vice President
                Chief Financial Officer and Corporate Secretary

                                 CERTIFICATIONS

I, Daryl R. Forsythe, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of NBT Bancorp Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

By:  /s/ Daryl R. Forsythe
     ----------------------------
     Chairman and Chief Executive
     Officer

I, Michael J. Chewens, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of NBT Bancorp Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

By:  /s/  Michael J. Chewens
     --------------------------------
     Senior Executive Vice President,
     Chief Financial Officer and
     Corporate Secretary

                                Index to Exhibits

99.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.