Form 10-K
period 2002-12-31
NBT BANCORP INC
filed 2003-03-28
CIK 790359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                              52 SOUTH BROAD STREET
                       NORWICH, NEW YORK 13815 (Zip Code)
                    (Address of principal executive office)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [X]

Based upon the closing price of the registrant's common stock as of June 28, 2002, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $569,310,801. There were no shares of the registrant's preferred stock, par value $0.01 per share, outstanding at that date. Rights to purchase shares of the registrant's preferred stock Series R are attached to the shares of the registrant's common stock.

The number of shares of Common Stock outstanding as of February 28, 2003, was 32,563,280.

DOCUMENTS  INCORPORATED  BY  REFERENCE

Portions of registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 1, 2003 are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                       This page left blank intentionally




2                                                ANNUAL REPORT: NBT BANCORP INC.

CROSS REFERENCE INDEX

Part Item
I   1   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5
          Description of Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5-9
          Average Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17
          Net Interest Income Analysis-Taxable Equivalent Basis. . . . . . . . . . . . . . . . . . .      17
          Net Interest Income and Volume/Rate Variance-Taxable Equivalent Basis. . . . . . . . . . .      18
          Securities Portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22
          Debt Securities-Maturity Schedule. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      61
          Loans. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      19
          Maturities and Sensitivities of Loans to Changes in Interest Rates . . . . . . . . . . . .      21
          Nonperforming Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25
          Allowance for Loan Losses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26-28
          Maturity Distribution of Time Deposits . . . . . . . . . . . . . . . . . . . . . . . . . .      23
          Return on Equity and Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11
          Short-Term Borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      66

    2   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
    3   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9
    4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . .      10
II  5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS . . . . . . . . . .      10
    6   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11
    7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . .   12-39
    7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. . . . . . . . . . . . . . . . . .   40-41
    8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          Consolidated Balance Sheets at December 31, 2002 and 2001. . . . . . . . . . . . . . . . .      44
          Consolidated Statements of Income for each of the years in three-year period ended
          December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      45
          Consolidated Statements of Changes in Stockholders' Equity for each of the years in the
          three-year period ended December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . . .      46
          Consolidated Statements of Cash Flows for each of the years in the three-year period ended
          December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      47
          Consolidated Statements of Comprehensive Income for each of the years in the three-year
          period ended December 31, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      48
          Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . .   49-80
          Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43
    9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . .      80


ANNUAL REPORT: NBT BANCORP INC.                                                3

   10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*. . . . . . . . . . . . . . . . . . . . .      80
   11   EXECUTIVE COMPENSATION*. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      80
   12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*. . . . . . . . . . . . . . .      80
   13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*. . . . . . . . . . . . . . . . . . . . . . .      81
   14   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      81
   15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K. . . . . . . . . . . . . . . . .   81-84
        (a)    (1)  Financial Statements (See Item 8 for Reference).
               (2)  Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
               (3)  Exhibits have been filed separately with the Commission and are available upon written request.
        (b)    Reports on Form 8-K.
        (c)    Refer to item 15(a)(3) above.
        (d)    Refer to item 15(a)(2) above.

        SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      85
        CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER. . . . . . . . . . . . . . . . . . . . . . . . . .   86-88
        CERTIFICATIONS OF CHIEF FINANCIAL OFFICER. . . . . . . . . . . . . . . . . . . . . . . . . .   86-88

---------------
* Information called for by Part III (Items 10 through 13) is incorporated by reference to the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders filed with the Securities and Exchange Commission.


4                                                ANNUAL REPORT: NBT BANCORP INC.

PART  I


ITEM 1.   BUSINESS
--------------------------------------------------------------------------------

NBT Bancorp Inc. (the "Registrant" or the "Company") is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Registrant is the parent holding company of NBT Bank, N.A. ("the Bank"), NBT Financial Services, Inc. ("NBT Financial"), and CNBF Capital Trust I (see Note 12 to the Notes to Consolidated Financial Statements). Through these subsidiaries, the Company operates as one segment focused on community banking operations. The Registrant's primary business consists of providing commercial banking and financial services to its customers in its market area. The principal assets of the Registrant are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank and NBT Financial.

     The principal subsidiaries of the Company through which it conducts its operations are the Bank and NBT Financial. The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York and northeastern Pennsylvania market area. The Bank conducts business through three operating divisions, NBT Bank, Pennstar Bank and Central National Bank.

     The NBT Bank division has 43 divisional offices and 69 automated teller machines (ATMs), located primarily in central and upstate New York. At December 31, 2002, NBT Bank had total loans of $1.2 billion and total deposits of $1.4 billion.

     The Pennstar Bank division has 40 divisional offices and 53 ATMs, located primarily in northeastern Pennsylvania. At December 31, 2002, Pennstar Bank had total loans and leases of $526.1 million and total deposits of $774.1 million.

     The Central National Bank division has 26 divisional offices and 20 ATMs located primarily in upstate New York. At December 31, 2002, Central National Bank had total loans and leases of $612.4 million and total deposits of $716.1 million.

     The Bank has five operating subsidiaries, NBT Capital Corp., LA Lease, Inc., Pennstar Management Trust, Pennstar Services Company, and Colonial Financial Services, Inc. ("CFS"). NBT Capital Corp., formed in 1998, is a venture capital corporation formed to assist young businesses develop and grow in the markets we serve. LA Lease, Inc., formed in 1987, provides automobile and equipment leases to individuals and small business entities. Pennstar Management Trust, formed in 2002, is the holding company for Pennstar Realty Trust and CNB Realty Trust. Pennstar Realty Trust, formed in 2000, and CNB Realty Trust formed in 1998, are real estate investment trusts. Pennstar Services Company, formed in 2002, provides services to the Pennstar Bank division of the Bank. CFS, formed in 2001, offers a variety of financial services products.

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


ACQUISITIONS

During 2002, the Company did not engage in any acquisition activity, instead choosing to focus its efforts on integrating acquisitions completed in 2001, streamlining operational processes, and internal growth. During 2001 and 2000, the Company expanded the breadth of its market area by acquiring other banking organizations and select niche financial services companies. In addition, the Company has selectively opened key new businesses that expand our product offerings. The following provides a chronological listing of mergers and acquisitions the Company has completed since January 1, 2000:



ANNUAL REPORT: NBT BANCORP INC.                                                5

===========================================================================================================
DATE OF TRANSACTION          ENTITY/BRANCHES              FORMER BANK HOLDING COMPANY      TRANSACTION TYPE
-----------------------------------------------------------------------------------------------------------
February 17, 2000    LA Bank, N.A.                    Lake Ariel Bancorp, Inc.                         (1)
May 5, 2000          M. Griffith, Inc.                N/A                                              (2)
June 2, 2000         2 branches from Mellon Bank      N/A                                              (2)
July 1, 2000         Pioneer American Bank, N.A       Pioneer American Holding Co. Corp.               (1)
November 10, 2000    6 branches from Sovereign Bank   N/A                                              (2)
June 1, 2001         The First National Bank of       First National Bancorp, Inc.                     (2)
                     Northern New York
September 14, 2001   Deposits of 1 branch of          N/A                                              (2)
                     Mohawk Community Bank
November 8, 2001     Central National Bank            CNB Financial Corp.                              (1)

(1) Transaction was accounted for as a pooling-of-interests and, accordingly, all of our financial information for the periods prior to the acquisition has been restated as if the acquisitions had occurred at the beginning of the earliest reporting period presented.

(2)  Transaction  accounted  for  using  the  purchase  accounting  method.
================================================================================

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


SUPERVISION  AND  REGULATION

As a bank holding company, the Company is subject to extensive regulation, supervision, and examination by the Board of Governors of the Federal Reserve System ("FRS") as its primary federal regulator. The Company also has elected to be registered with the FRS as a financial holding company. The Bank, as a nationally chartered bank, is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC") as its primary federal regulator and, as to certain matters, by the FRS and the Federal Deposit Insurance Corporation ("FDIC").

     M. Griffith, Inc. ("MGI") is registered as a broker-dealer and investment adviser and is subject to extensive regulation, supervision and examination by the Securities and Exchange Commission ("SEC"). MGI is also a member of the National Association of Securities Dealers, Inc. ("NASD") and is subject to its regulations. MGI is authorized as well to engage as a broker, dealer, and underwriter of municipal securities, and as such is subject to regulation by the Municipal Securities Rulemaking Board. In addition, MGI and Colonial Financial Services, Inc., are licensed insurance agencies with offices in the state of New York and are subject to registration and supervision by the New York State Insurance Department. Pennstar Financial Services, Inc. is a licensed insurance agency with offices in the Commonwealth of Pennsylvania and is subject to registration and supervision by the Pennsylvania Insurance Department.


6                                                ANNUAL REPORT: NBT BANCORP INC.

     The Company is subject to capital adequacy guidelines of the FRS. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or "leverage ratio") of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The FRS capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2002, the Company's leverage ratio was 6.73%, its ratio of Tier 1 capital to risk-weighted assets was 9.93%, and its ratio of qualifying total capital to risk-weighted assets was 11.18%. The FRS may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The FRS has not advised the Company of any special capital requirement applicable to it.

     Any holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized and is required to submit an acceptable plan to the FRS for achieving capital adequacy. Such a company's ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or nonbanking subsidiaries also could be restricted.

     The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company. As of December 31, 2002, the Bank was in compliance with all minimum capital requirements. The Bank's leverage ratio was 6.62%, its ratio of Tier 1 capital to risk-weighted assets was 9.86%, and its ratio of qualifying total capital to risk-weighted assets was 11.12%.

     Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2002, the total amount of brokered deposits were $150.0 million.

     The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2002, approximately $9.8 million was available for the payment of dividends without prior OCC approval. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

     The deposits of the Bank are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the insurance funds administered by the FDIC. The deposits of the Bank historically have been subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF"). Due to certain branch deposit acquisitions by the Bank and its predecessors, some of the deposits of the Bank are subject to deposit insurance assessments to maintain the Savings Association Insurance Fund ("SAIF").

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

     In the light of the then prevailing favorable financial situation of the federal deposit insurance funds and the low number of depository institution failures, since January 1, 1997, the annual insurance premiums on bank deposits insured by the BIF or the SAIF have varied between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. Recent increases in the amount of deposits subject to BIF FDIC insurance protection and in the number of bank failures, and the effect of low interest rate returns on the assets held in the BIF, have increased the likelihood that the annual insurance premiums on bank deposits insured by the BIF will increase in the second half of 2003 or thereafter. BIF and SAIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time.

     The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a


ANNUAL REPORT: NBT BANCORP INC.                                               7
depository institution's capitalization or supervisory evaluation. During 2002, FDIC-insured banks paid an average rate of approximately $0.017 per $100 for purposes of funding FICO bond obligations. The assessment rate has been retained at this rate for the first and second quarters of 2003.

     Transactions between the Bank and any of its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act. An "affiliate" of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of sections 23A and 23B, unless the subsidiary is also controlled through a non-bank chain of ownership by affiliates or controlling shareholders of the bank or the subsidiary engages in activities that are not permissible for a bank to engage in directly (except insurance agency subsidiaries). Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

     On October 31, 2002, the FRS adopted a new regulation, Regulation W, effective April 1, 2003, that comprehensively implements sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the Gramm-Leach-Bliley Act ("GLB Act").

     Under the GLB Act, a qualifying bank holding company, known as a financial holding company, may engage in certain financial activities that a bank holding company may not otherwise engage in under the Bank Holding Company Act ("BHC Act"). In addition to engaging in banking and activities closely related to banking as determined by the FRS by regulation or order prior to November 11, 1999, a financial holding company may engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     Under the GLB Act, all financial institutions, including the Company and the Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access.

     Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information- sharing among financial institution, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company.

     The Sarbanes-Oxley Act, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. The SEC has adopted or proposed several implementing rules, and the NASD has proposed corporate governance rules that have been presented to the SEC for review and approval. The proposed changes are intended to allow stockholders to monitor more effectively the performance of companies and management.

     Effective August 29, 2002, as directed by section 302(a) of the Sarbanes-Oxley Act, the Company's chief executive officer and chief financial officer are each required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls; that they have made certain disclosures to the Company's auditors and the risk management committee of the board of directors about the Company's internal controls; and that they have in-


8                                                ANNUAL REPORT: NBT BANCORP INC.

cluded information in the Company's quarterly and annual reports about their evaluation and whether there have been significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.


EMPLOYEES

At December 31, 2002, the Company had 1,221 full-time equivalent employees. The Company's employees are not presently represented by any collective bargaining group. The Company considers its employee relations to be good.

AVAILABLE  INFORMATION

The Company's website is http://www.nbtbank.com. The Company makes available free of charge through its internet site, via a link to the Securities and Exchange Commission's website at http://www.sec.gov, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8K; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC.


ITEM  2.  PROPERTIES
--------------------------------------------------------------------------------

The Company's headquarters are located at 52 South Broad Street, Norwich, New York 13815. The Company operated the following number of community banking branches and automated teller machines (ATMs) as of December 31, 2002:

================================================================================================================
COUNTY               BRANCHES  ATMS        COUNTY        BRANCHES       ATMS        COUNTY        BRANCHES  ATMS
-----------------------------------  ---------------------------------------  ----------------------------------
NBT BANK DIVISION                    CENTRAL NATIONAL BANK DIVISION           PENNSTAR BANK DIVISION

NEW YORK                             NEW YORK                                 NEW YORK

Broome County               4     7  Albany County                   1     -  Orange County              1     1

Chenango County            11    14  Fulton County                   4     5
                                                                              PENNSTAR BANK DIVISION
Clinton County              3     2  Herkimer County                 2     1
                                                                              PENNSYLVANIA
Delaware County             5     9  Montgomery County               6     5
                                                                              Lackawanna County         19    23
Essex County                3     6  Otsego County                   5     4
                                                                              Luzerne County             4    10
Franklin County             1     1  Saratoga County                 3     3
                                                                              Monroe County              4     5
Greene County               -     2  Schenectady County              1     1
                                                                              Pike County                3     3
Oneida County               6    10  Schoharie County                4     1
                                                                              Susquehanna County         6     7
Otsego County               4    11
                                                                              Wayne County               3     4
St. Lawrence County         5     4

Sullivan County             -     1

Tioga County                1     1

Ulster County               -     1

================================================================================================================

     The Company leases thirty-eight of the above listed branches from third parties under terms and conditions considered by management to be equitable to the Company. The Company owns all other banking premises. All automated teller machines are owned.

ITEM 3.   LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which their property is the subject.


ANNUAL REPORT: NBT BANCORP INC.                                                9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

(a)  Not applicable.
(b)  Not applicable.
(c)  Not applicable.
(d)  Not applicable.


PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The common stock of NBT Bancorp Inc. ("Common Stock") is quoted on the Nasdaq Stock Market National Market Tier under the symbol "NBTB." The following table sets forth the market prices and dividends declared for the Common Stock for the periods indicated.

================================================================================
                                                       HIGH     LOW    DIVIDEND
--------------------------------------------------------------------------------
2001

1st quarter                                           $ 17.50  $13.25  $   0.170
2nd quarter                                            25.42*   14.30      0.170
3rd quarter                                             17.30   13.50      0.170
4th quarter                                             15.99   12.55      0.170

2002

1ST QUARTER                                           $ 15.15  $13.15  $   0.170
2ND QUARTER                                             19.32   14.00      0.170
3RD QUARTER                                             18.50   16.36      0.170
4TH QUARTER                                             18.60   14.76      0.170

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

     The closing price of the Common Stock on February 28, 2003 was $17.52. The approximate number of holders of record of the Company's Common Stock on February 28, 2003 was 7,549.
================================================================================


10                                               ANNUAL REPORT: NBT BANCORP INC.

ITEM 6.   SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The following summary financial and other information about the Company is derived from the Company's audited consolidated financial statements for each of the five fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998:

================================================================================================================
                                                                       YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------
(In thousands, except per share data)               2002         2001         2000         1999         1998
----------------------------------------------------------------------------------------------------------------
Interest, fee and dividend income                $  227,222   $  255,434   $  260,381   $  220,849   $  210,970
Interest expense                                     80,402      117,502      133,003      102,876      100,870
Net interest income                                 146,820      137,932      127,378      117,973      110,100
Provision for loan and lease losses                   9,073       31,929       10,143        6,896        6,922
Noninterest income excluding securities
  (losses) gains                                     32,852       31,826       24,854       21,327       20,078
Securities (losses) gains, net                         (413)      (7,692)      (2,273)       1,000        2,183
Merger, acquisition and reorganization
  costs (recovery)                                     (130)      15,322       23,625          835            -
Other noninterest expense                           103,503      110,536       95,509       83,944       81,108
Income before income taxes                           66,813        4,279       20,682       48,625       44,331
Net income                                           44,999        3,737       14,154       32,592       34,576
----------------------------------------------------------------------------------------------------------------
PER COMMON SHARE*
Basic earnings                                   $     1.36   $     0.11   $     0.44   $     1.01   $     1.07
Diluted earnings                                       1.35         0.11         0.44         1.00         1.05
Diluted earnings excluding goodwill and
  unidentified intangible asset amortization           1.35         0.19         0.48         1.02         1.06
Cash dividends paid **                                 0.68         0.68         0.68         0.66         0.59
Book value at year-end                                 8.96         8.05         8.29         7.62         8.07
Tangible book value at year-end                        7.47         6.51         6.88         6.74         7.75
Average diluted common shares outstanding            33,235       33,085       32,405       32,541       32,899
----------------------------------------------------------------------------------------------------------------
AT DECEMBER 31,
Trading securities, at fair value                $      203   $      126   $   20,540   $        -   $        -
Securities available for sale, at fair value      1,007,583      909,341      936,757      994,492      709,905
Securities held to maturity, at amortized cost       82,514      101,604      110,415      113,318      294,119
Loans and leases                                  2,355,932    2,339,636    2,247,655    1,924,460    1,658,194
Allowance for loan and lease losses                  40,167       44,746       32,494       28,240       26,615
Assets                                            3,723,726    3,638,202    3,605,506    3,294,845    2,880,943
Deposits                                          2,922,040    2,915,612    2,843,868    2,573,335    2,292,449
Borrowings                                          451,076      394,344      425,233      429,924      303,021
Stockholders' equity                                292,382      266,355      269,641      246,095      259,604
----------------------------------------------------------------------------------------------------------------
KEY RATIOS
Return on average assets                               1.23%        0.10%        0.41%        1.07%        1.23%
Return on average equity                              16.13         1.32         5.57        12.66        13.59
Average equity to average assets                       7.64         7.82         7.35         8.42         9.07
Net interest margin                                    4.43         4.19         4.02         4.23         4.30
Efficiency ***                                        56.44        62.89        60.92        59.18        60.94
Cash dividend per share payout                        50.37       618.18       154.55        66.00        56.19
Tier 1 leverage                                        6.73         6.34         6.88         8.07         8.68
Tier 1 risk-based capital                              9.93         9.43         9.85        12.49        13.73
Total risk-based capital                              11.18        10.69        11.08        13.68        14.93
----------------------------------------------------------------------------------------------------------------

* All share and per share data has been restated to give retroactive effect to stock dividends, splits and poolings of interest.
** Cash dividends per share represent the historical cash dividends per share of NBT Bancorp Inc., adjusted to give retroactive effect to stock dividends and splits.
*** The efficiency ratio is computed as total non-interest expense (excluding merger, acquisition and reorganization costs (recovery) as well as gains and losses on the sale of other real estate owned) divided by fully taxable equivalent net interest income plus non-interest income (excluding net security transactions).


ANNUAL REPORT: NBT BANCORP INC.                                               11

=====================================================================================================================

SELECTED QUARTERLY FINANCIAL DATA
---------------------------------------------------------------------------------------------------------------------
                                                      2002                                     2001
                                      --------------------------------------  ---------------------------------------
(Dollars in thousands,
except per share data)                 FIRST     SECOND    THIRD     FOURTH    FIRST     SECOND    THIRD     FOURTH
---------------------------------------------------------------------------------------------------------------------
Interest, fee and
  dividend income                     $57,322   $57,490   $57,011   $55,399   $65,900   $64,201   $64,232   $ 61,101
Interest expense                       20,977    20,408    20,304    18,713    33,521    30,696    28,923     24,362
Net interest income                    36,345    37,082    36,707    36,686    32,379    33,505    35,309     36,739
Provision for loan and lease losses     2,011     2,092     2,424     2,546     1,211     6,872     9,188     14,658
Noninterest income excluding net
  securities (losses) gains             8,195     7,885     8,252     8,520     8,654     7,476     8,078      7,618
Net securities (losses) gains            (502)       69        (6)       26     1,023       227    (2,327)    (6,615)
Noninterest expense                    25,494    26,214    25,525    26,140    26,650    25,154    29,342     44,712
                                      -------------------------------------------------------------------------------
Net income (loss)                     $11,077   $11,266   $11,412   $11,244   $ 9,654   $ 6,570   $ 1,469   $(13,956)
                                      ===============================================================================
Basic earnings (loss) per share       $  0.33   $  0.34   $  0.35   $  0.34   $  0.30   $  0.20   $  0.04   $  (0.42)
Diluted earnings (loss) per share     $  0.33   $  0.34   $  0.34   $  0.34   $  0.30   $  0.20   $  0.04   $  (0.42)
Net interest margin                      4.54%     4.48%     4.35%     4.35%     4.06%     4.10%     4.19%      4.39%
Return (loss) on average assets          1.25%     1.24%     1.23%     1.21%     1.10%     0.73%     0.16%    (1.51%)
Return (loss) on average equity         16.62%    16.50%    15.95%    15.53%    14.42%     9.42%     2.02%   (18.87%)
Average diluted common
  shares outstanding                   33,295    33,433    33,295    32,951    32,702    33,112    33,500     32,999
                                      -------------------------------------------------------------------------------
=====================================================================================================================


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL

The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of NBT Bancorp Inc. (the "Registrant" or the "Company") and its wholly owned subsidiaries, NBT Bank, N.A. ("the Bank"), NBT Financial Services, Inc. ("NBT Financial), and CNBF Capital Trust I during 2002 and, in summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as "the Company." Net interest margin is presented in this discussion on a fully taxable equivalent (FTE) basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2002 and 2001 and for each of the years in the three year period ended December 31, 2002 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 2002 presentation.

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

     The business of the Company is providing commercial banking and financial services through its subsidiaries. The Company's primary market area is central and upstate New York and northeastern Pennsylvania. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principle business is attracting deposits from customers within its market area and investing those funds primarily in loans and leases, and, to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its earning assets and the interest expense paid on its interest bearing liabilities, primarily consisting of


12                                               ANNUAL REPORT: NBT BANCORP INC.

deposits and borrowings. Net income is also affected by provisions for loan and lease losses and noninterest income, such as service charges on deposit accounts, broker/dealer fees, trust fees, and gains/losses on securities sales; it is also impacted by noninterest expense, such as salaries and employee benefits, data processing, communications, occupancy, and equipment.

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


CRITICAL  ACCOUNTING  POLICIES

Management of the Company considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan and lease portfolio and the material effect that such judgments can have on the results of operations. While management's current evaluation of the allowance for loan and lease losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan and lease loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan and lease losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company's non-performing loans and potential problem loans has a significant impact on the overall analysis of the adequacy of the allowance for loan and lease losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Company's allowance for loan and lease policy would also require additional provisions for loan and lease losses.

     The Company's policy on the allowance for loan and lease losses is disclosed in note 1 to the consolidated financial statements. A more detailed description of the allowance for loan and lease losses is included in the "Risk Management" section of this Form 10-K. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in note 1 to obtain a better understanding on how the Company's financial performance is reported.


FORWARD  LOOKING  STATEMENTS

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as "anticipate," "believe," "expect," "forecasts," "projects," "will," "can," "would," "should," "could," "may," or other similar terms. There are a number of factors, many of which are beyond the Company's control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards or tax laws may adversely affect the businesses in which the Company is engaged; (6) costs or difficulties related to the integration of the businesses of the Company and its merger partners may be greater than expected (7) deposit attrition, customer loss, or revenue loss following recent mergers and acquisitions may be greater than expected; (8) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; and (9) adverse changes may occur in the securities markets or with respect to inflation.

     The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including but not limited to those described above, could affect the Company's financial performance


ANNUAL REPORT: NBT BANCORP INC.                                               13
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

MERGER AND ACQUISITION ACTIVITY

The Company did not enter into any merger or acquisitions during 2002.

     On June 1, 2001, the Company completed the acquisition of First National Bancorp, Inc. (FNB) whereby FNB was merged with and into the Company. At the same time FNB's subsidiary, First National Bank of Northern New York (FNB Bank) was merged into the Bank. The acquisition was accounted for using the purchase method. As such, both the assets and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition and the results of operations are included in the Company's consolidated statement of income from the acquisition date forward. To complete the transaction, the Company issued approximately 1,075,000 shares of its common stock valued at $16.0 million. Goodwill, representing the cost over net assets acquired, was approximately $7.0 million and was being amortized prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 on January 1, 2002 on a straight-line basis based on a 20 year amortization period.

     On September 14, 2001, the Company acquired $14.4 million in deposits from Mohawk Community Bank. Unidentified intangible assets, accounted for in accordance with SFAS No. 72 and representing the excess of cost over net assets acquired, was $0.7 million and is being amortized over 15 years on a straight-line basis. Additionally, the Company identified $0.1 million of core deposit intangible assets which is being amortized over 6 years on a straight-line basis.

     On November 8, 2001, the Company, pursuant to a merger agreement dated June 18, 2001, completed its merger with CNB Financial Corp. (CNB) and its wholly owned subsidiary, Central National Bank (CNB Bank), whereby CNB was merged with and into the Company, and CNB Bank was merged with and into the Bank. CNB Bank then became a division of the Bank. In connection with the merger, CNB stockholders received 1.2 shares of the Company's common stock for each share of CNB stock and the Company issued approximately 8.9 million shares of common stock. The transaction is structured to be tax-free to shareholders of CNB and has been accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements were restated to present combined consolidated financial condition and results of operations of the Bank and CNB as if the merger had been in effect for all years presented. At September 30, 2001, CNB had consolidated assets of $983.1 million, deposits of $853.7 million and equity of $62.8 million. CNB Bank operated 29 full service banking offices in nine upstate New York counties.

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

     The Lake Ariel and Pioneer Holding Company mergers qualified as tax-free exchanges and were accounted for as poolings-of-interests. Accordingly, the Company's consolidated financial statements were restated to present the combined consolidated financial condition and results of operations of all companies as if the mergers had been in effect for all years presented.

     LA Bank, N.A. and Pioneer Bank N.A. were commercial banks headquartered in northeastern Pennsylvania with approximately $570 million and $420 million, respectively, in assets at December 31, 1999, and twenty-two and eighteen branch offices, respectively, in five counties. Immediately following the Lake Ariel and Pioneer Holding Company mergers described above, the Company was the surviving holding company for NBT Bank, LA Bank, N.A., Pioneer American Bank, N.A. and NBT Financial Services, Inc. On November 10, 2000, LA Bank, N.A. changed its name to Pennstar. On December 9, 2000, Pioneer American Bank, N.A. was merged into Pennstar. On March 16, 2001, Pennstar was merged with and into the Bank and became a division of the Bank.


14                                               ANNUAL REPORT: NBT BANCORP INC.

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

     On June 2, 2000, Pennstar, purchased two branches from Mellon Bank. Deposits from the Mellon Bank branches were approximately $36.7 million, including accrued interest payable. In addition, the Company received approximately $32.2 million in cash as consideration for net liabilities assumed. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of the acquisition. Unidentified intangible assets, accounted for in accordance with SFAS No. 72, and representing the excess of cost over net assets acquired, was $4.3 million and was being amortized prior to the adoption of SFAS No. 147 on January 1, 2002 over 15 years on the straight-line basis. The branches' results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

     On November 10, 2000, Pennstar purchased six branches from Sovereign Bank. Deposits from the Soverign Bank branches were approximately $96.8 million, including accrued interest payable. Pennstar also purchased commercial loans associated with the branches with a net book balance of $42.4 million. In addition, the Company received $40.9 million in cash consideration for net liabilities assumed. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of the acquisition. Unidentified intangible assets, accounted for in accordance with SFAS No. 72, and representing the excess of cost over net assets acquired, was $12.7 million and was being amortized prior to the adoption of SFAS No. 147 on January 1, 2002 over 15 years on a straight-line basis. The branches' results of operations are included in the Company's consolidated statement of income from the date of acquisition forward. During 2001 and 2000, the following merger, acquisition, and reorganization costs were recognized:

=========================================================
                                    FOR THE YEARS ENDED
                                       DECEMBER 31,
                                  -----------------------
(Dollars in thousands)               2001        2000
---------------------------------------------------------
Professional fees                 $    5,956  $    8,525
Data processing                        2,092       2,378
Severance                              3,270       7,278
Branch closing                         2,412       1,736
Advertising and supplies                 313       1,337
Hardware and software write-off          402       1,428
Miscellaneous                            877         943
                                  -----------------------
   Total                          $   15,322  $   23,625
                                  -----------------------
=========================================================

     As of December 31, 2002, the Company had a remaining accrued liability of $4.0 million for merger, acquisition, and reorganization costs recognized in 2001 and 2000. The remaining accrued liability is comprised mainly of severance costs, which will be paid out over a period of time consistent with respective severance agreements.


OVERVIEW

The Company had net income of $45.0 million or $1.35 per diluted share for 2002, compared to net income of $3.7 million or $0.11 per diluted share for 2001. The improvement in 2002 results over 2001 was due to several factors. There was a $22.9 million decrease in the provision for loan and lease losses when compared to the same period in 2001. The increase in the 2001 provision for loan and lease losses was due mainly to an increase in nonperforming loans and charge-offs during 2001, resulting mainly from the process of integrating loans from recently acquired banks and weakening business conditions. The net interest margin improved during 2002, resulting in a $8.9 million increase in net interest income over 2001. Noninterest income was up $8.3 million for 2002 when compared to 2001. Driving this increase was a decrease in net securities losses of $7.3 million in 2002 when compared to 2001, due to the sale and writedown of several high-risk securities previously held by CNB


ANNUAL REPORT: NBT BANCORP INC.                                               15
during 2001. Additionally, growth in noninterest income from service charges on deposit accounts and broker/ dealer and insurance revenue totaled $2.4 million in 2002 compared to 2001. Offsetting these increases was a $1.4 million gain on a sale of a branch building in 2001 compared to no such gain in 2002. Noninterest expenses were down $22.5 million in 2002 when compared to 2001. This decrease was driven primarily by three factors. First, there was a slight recovery of merger costs of $0.1 million in 2002 compared to $15.3 million in merger charges in 2001 that resulted primarily from the acquisition of CNB. Second, the stabilization of residual values of leased automobiles resulted in no provision for the other-than-temporary impairment in residual values of leased automobiles in 2002 compared to a $3.5 million provision in 2001. Lastly, because of accounting standards that became effective for the Company in fiscal year 2002, amortization of goodwill and intangible assets decreased $3.5 million in 2002. If these accounting standards had been applied in 2001, the decrease in the amortization of goodwill and intangible assets would increase diluted earnings per share by $0.07 in 2001.

     The Company had net income of $3.7 million or $0.11 per diluted share for 2001, compared to net income of $14.2 million or $0.44 per diluted share for 2000. During 2001, costs related to merger, acquisition and reorganization activities totaled $15.3 million and net securities losses totaled $7.7 million compared to $23.6 million related to merger, acquisition and reorganization activities and $2.3 million in net securities loss in 2000. Net interest income for 2001 increased 8.3% to $137.9 million compared to $127.4 million in 2000. Net interest income for 2001 was up $10.6 million over 2000 as a result of an improved net interest margin combined with growth in the average loan portfolio. Noninterest income for 2001 was up $1.6 million over 2000. Net securities losses for 2001 and 2000 totaled $7.7 million and $2.3 million, respectively. Excluding these net securities losses, other components of noninterest income were up $7.0 million in 2001 when compared to 2000. A gain on the sale of a branch building, service charges on deposit accounts, ATM fees, banking fees, broker/dealer fees and insurance commissions drove the increase in noninterest income in 2001 over 2000. Noninterest expense was up $6.7 million in 2001 when compared to 2000. The increase in non-interest expense resulted from a $3.5 million charge taken for the other-than-temporary impairment of the residual value of leased automobiles compared to a charge of $0.7 million in 2000, a $2.1 million charge taken for certain deposit overdrafts, and a $10.0 million increase in expense primarily related to the required service and support of our growth. Offsetting these increases was a decrease in merger, acquisition, and reorganization costs of $8.3 million.


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


16                                               ANNUAL REPORT: NBT BANCORP INC.

===============================================================================================================================

Table 1.   Average Balances and Net Interest Income
-------------------------------------------------------------------------------------------------------------------------------
                                                   2002                         2001                           2000
                                      ---------------------------  ----------------------------  ------------------------------
                                       AVERAGE             YIELD/   Average              Yield/   Average               Yield/
(Dollars in thousands)                 BALANCE    INTEREST  RATE    Balance    Interest   Rate    Balance    Interest    Rate
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Short-term interest bearing
  accounts                            $   12,389       403  3.25%  $   11,324       569   5.02%  $   15,031       937     6.23%
Securities available for sale(1)         947,042    56,586  5.98      933,122    61,857   6.63    1,017,617    70,918     6.97
Securities held to maturity(1)            92,981     5,620  6.04       99,835     6,644   6.65      117,513     8,086     6.88
Securities trading                           208         8  3.85        5,253       649  12.35          216         8     3.70
Investment in FRB and FHLB
Banks                                     21,766       962  4.42       23,926     1,555   6.50       31,274     2,254     7.21
Loans and leases(2)                    2,337,767   167,917  7.18    2,312,740   188,053   8.13    2,092,191   182,254     8.71
                                      ----------  --------          ---------  --------          ----------  --------
Total earning assets                   3,412,153   231,496  6.78    3,386,200   259,327   7.66    3,273,842   264,457     8.08
                                                  --------                     --------                      --------
Other non-interest earning assets        236,919                      240,725                       182,749
                                      ----------                   ----------                    ----------
Total assets                          $3,649,072                   $3,626,925                    $3,456,591
                                      ==========                   ==========                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Money market deposit accounts         $  279,407     4,461  1.60   $  254,735     7,052   2.77   $  209,562     8,460     4.04
NOW deposit accounts                     382,562     3,488  0.91      348,964     5,032   1.44      307,969     5,951     1.93
Savings deposits                         479,312     6,887  1.44      427,102     9,385   2.20      403,106    10,511     2.61
Time deposits                          1,331,281    48,496  3.64    1,476,473    77,053   5.22    1,440,173    82,371     5.72
                                      ----------  --------          ---------  --------          ----------  --------
Total interest-bearing deposits        2,472,562    63,332  2.56    2,507,274    98,522   3.93    2,360,810   107,293     4.54
Short-term borrowings                     87,039     1,334  1.53      123,162     5,365   4.36      194,888    11,940     6.13
Long-term debt                           334,479    15,736  4.70      259,583    13,615   5.24      245,383    13,770     5.61
                                      ----------  --------          ---------  --------          ----------  --------
Total interest-bearing liabilities     2,894,080    80,402  2.78    2,890,019   117,502   4.07    2,801,081   133,003     4.75
                                                  --------                     --------                      --------
Demand deposits                          419,744                      382,489                       348,443
Other non-interest-bearing
  liabilities                             56,293                       70,666                        53,018
Stockholders' equity                     278,955                      283,751                       254,049
                                      ----------                   ----------                    ----------
Total liabilities and stockholders'
  equity                              $3,649,072                   $3,626,925                    $3,456,591
                                      ==========                   ==========                    ==========
Interest rate spread                                        4.00%                         3.59%                         3.33%
                                                            =====                         =====                         =====
Net interest income                                151,094                      141,825                       131,454
                                                   =======                      =======                       =======
Net interest margin                                         4.43%                         4.19%                         4.02%
                                                            =====                         =====                         =====
Taxable equivalent adjustment                        4,274                        3,893                         4,076
                                                   =======                      =======                       =======

(1) Securities are shown at average amortized cost. For purposes of these computations, nonaccrual securities are included in the average securities balances, but the interest collected thereon is is not included in interest income.

(2)  For  purposes  of  these computations, nonaccrual loans are included in the average  loan  balances  outstanding.  The  interest  collected  thereon is included  in  interest income based upon the characteristics of the related loans.
===============================================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               17

NET INTEREST INCOME

On a tax equivalent basis, the Company's net interest income for 2002 was $151.1 million, up from $141.8 million for 2001. The Company's net interest margin improved to 4.43% for 2002 from 4.19% for 2001. The improvement in net interest income and net interest margin in 2002 were due primarily to three factors.
First, the Company benefited from the decreasing rate environment in 2002, as interest-bearing liabilities repriced downward at a faster rate than earning assets. Secondly, there was a slight increase in average earning assets of $26.0 million or 1%, in 2002 when compared to 2001, driven primarily by loan and lease growth. Lastly, an improved deposit mix lowered interest expense, as lower cost NOWs, money market, and savings accounts comprised 39% of average total interest-bearing liabilities in 2002 compared to 36% in 2001.

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

=====================================================================================================

TABLE 2.   ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
-----------------------------------------------------------------------------------------------------
                                            INCREASE  (DECREASE)            Increase  (Decrease)
                                               2002 OVER 2001                  2001 over 2000
                                       ------------------------------  ------------------------------
(In thousands)                          VOLUME     RATE       TOTAL     Volume     Rate       Total
-----------------------------------------------------------------------------------------------------
Short-term interest-bearing accounts   $    50   $   (216)  $   (166)  $  (206)  $   (162)  $   (368)
Securities available for sale              911     (6,182)    (5,271)   (5,708)    (3,353)    (9,061)
Securities held to maturity               (438)      (586)    (1,024)   (1,184)      (258)    (1,442)
Securities trading                        (373)      (268)      (641)      583         58        641
Investment in FRB and FHLB Banks          (130)      (463)      (593)     (493)      (206)      (699)
Loans and leases                         2,015    (22,151)   (20,136)   18,428    (12,629)     5,799
                                       --------------------------------------------------------------
Total interest income                    1,973    (29,804)   (27,831)    8,889    (14,019)    (5,130)
                                       --------------------------------------------------------------
Money market deposit accounts              629     (3,220)    (2,591)    1,590     (2,998)    (1,408)
NOW deposit accounts                       448     (1,992)    (1,544)      723     (1,642)      (919)
Savings deposits                         1,044     (3,542)    (2,498)      599     (1,725)    (1,126)
Time deposits                           (7,015)   (21,542)   (28,557)    2,036     (7,354)    (5,318)
Short-term borrowings                   (1,256)    (2,775)    (4,031)   (3,683)    (2,892)    (6,575)
Long-term debt                           3,630     (1,509)     2,121       772       (927)      (155)
                                       --------------------------------------------------------------
Total interest expense                     165    (37,265)   (37,100)    4,113    (19,614)   (15,501)
                                       --------------------------------------------------------------
Change in FTE net interest income      $ 1,808   $  7,461   $  9,269   $ 4,776   $  5,595   $ 10,371
                                       --------------------------------------------------------------
=====================================================================================================

LOANS AND LEASES AND CORRESPONDING INTEREST AND FEES ON LOANS

The average balance of loans and leases increased 1%, totaling $2.3 billion in 2002 and 2001. The yield on average loans and leases decreased from 8.13% in 2001 to 7.18% in 2002, as a falling interest rate environment prevailed for much of 2002. Interest income from loans and leases on a FTE basis decreased 11%, from $188.1 million in 2001 to $167.9 million in 2002. The decrease in interest income from loans and leases was due primarily to the decrease in yield on loans and leases in 2002 of 95 bp when compared to 2001.

     Total loans and leases increased slightly at December 31, 2002, totaling $2.4 billion from $2.3 billion at December 31, 2001. The combination of the Company's focus on improving the credit quality of the loan and lease portfolio and sluggish business conditions coupled with strong competition in the Company's market area limited loan growth opportunities for commercial and consumer loans in 2002. However, residential real estate mortgages were $579.6 million at December 31, 2002, up $54.2 million or 10% from $525.4 million at December 31, 2001. The increase in residential real estate mortgages was driven primarily by the historic low interest rates for residential real estate mortgages which


18                                               ANNUAL REPORT: NBT BANCORP INC.

led to an increase in demand for the product in 2002. The Company continued its trend of strong growth for its home equity products. Home equity loans totaled $269.6 million at December 31, 2002, up $36.9 million or 16% from the $232.6 million outstanding at December 31, 2001. Commercial loans and commercial real estate decreased $37.7 million, to $920.3 million at December 31, 2002 from $958.1 million at December 31, 2001. The decrease in commercial loans and commercial real estate was driven primarily by the Company's focus to improve the credit quality of this portfolio in 2002. Additionally, sluggish business conditions and strong competition in a weak market factored into the decline in the commercial loan and real estate portfolio in 2002 as well. Lastly, nonaccrual commercial and agricultural loans and real estate decreased by $14.4 million, to $17.0 million at December 31, 2002 from $31.4 million at December 31, 2001. Consumer loans decreased $29.9 million to $357.2 million at December 31, 2002 from $387.1 million at December 31, 2001. The decrease in consumer loans resulted primarily from a decline in revolving personal credit and loans secured by recreational equipment and manufactured housing.

     The following table reflects the loan and lease portfolio by major categories as of December 31 for the years indicated:

======================================================================================================

TABLE 3.   COMPOSITION OF LOAN AND LEASE PORTFOLIO
------------------------------------------------------------------------------------------------------
                                                                   DECEMBER 31,
                                            ----------------------------------------------------------
(In thousands)                                 2002        2001        2000        1999        1998
------------------------------------------------------------------------------------------------------
Residential real estate mortgages           $  579,638  $  525,411  $  504,590  $  521,684  $  494,783
Commercial and commercial real estate          920,330     958,075     948,472     755,393     601,878
Real estate construction and development        64,025      60,513      44,829      25,474      18,626
Agricultural and agricultural real estate      104,078     103,884      92,713      85,753      84,479
Consumer                                       357,214     387,081     357,822     320,682     294,230
Home equity                                    269,553     232,624     219,355     139,472     120,712
Lease financing                                 61,094      72,048      79,874      76,002      43,486
                                            ----------------------------------------------------------
Total loans and leases                      $2,355,932  $2,339,636  $2,247,655  $1,924,460  $1,658,194
                                            ----------------------------------------------------------
======================================================================================================

     Real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residencies. Loans in the commercial and agricultural category, as well as commercial and agricultural real estate mortgages, consist primarily of short-term and/or floating rate loans made to small to medium-sized entities. Consumer loans consist primarily of installment credit to individuals secured by automobiles and other personal property including manufactured housing. Manufactured housing loans totaled $35.5 million and $41.4 million at December 31, 2002 and 2001, respectively, and were 9.9% and 10.7% of total consumer loans at December 31, 2002 and 2001, respectively. These decreases from 2001 to 2002 are consistent with the Company's plan to de-emphasize loans secured by manufactured housing.


LEASE  FINANCING

The Company maintained an automobile lease financing portfolio totaling $61.1 million at December 31, 2002 and $72.0 million at December 31, 2001. Lease receivables primarily represent automobile financing to customers through direct financing leases and are carried at the aggregate of the lease payments receivable and the estimated residual values, net of unearned income and net deferred lease origination fees and costs. Net deferred lease origination fees and costs are amortized under the effective interest method over the estimated lives of the leases. The estimated residual value related to the total lease portfolio is reviewed quarterly, and if there has been a decline in the estimated fair value of the residual that is judged by management to be other-than-temporary, a loss is recognized. Adjustments related to such other-than-temporary declines in estimated fair value are recorded with other noninterest expenses in the consolidated statements of income. One of the most significant risks associated with leasing operations is the recovery of the residual value of the leased vehicles at the termination of the lease. When a lease receivable asset is recorded, included in this amount is the estimated residual value of the leased vehicle at the termination of the lease. At termination, the lessor has the option to purchase the vehicle or may turn the vehicle over to the Company.


ANNUAL REPORT: NBT BANCORP INC.                                               19

     The estimation of residual value is critical to the determination of the leasing terms. The Company currently utilizes published valuations for specific vehicle types in order to determine estimated residual values. However, from the date of origination of the lease to the date of the termination of the lease, valuations for used vehicles change. The residual values included in lease financing receivables totaled $42.8 million and $52.4 million at December 31, 2002 and 2001, respectively.

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

     In 2001, the Company's then provider of this residual value insurance indicated that they intended to change the source of the industry valuation for used vehicles, which, in essence, reduced the insurance coverage and increased losses the Company would realize upon disposition of the leased vehicles. In January 2000, the Company changed its residual value insurance provider to a new carrier. However, residual value insurance coverage related to approximately $25.0 million of the lease financing portfolio at December 31, 2001 is insured by the former insurance carrier. At December 31, 2002, the residual value insurance coverage for leases insured by the former insurance carrier decreased to $8.2 million as a result of maturities and prepayments of leases during 2002.

     Not withstanding the issue associated with the former insurance carrier, there is an additional risk in the leasing business with respect to recovery of residual values of leased vehicles. While residual value insurance is designed to protect against a drop in industry published values, and only to the extent of any such decline, there remains a risk that the actual sales price for the turned-in leased vehicles is less than the industry-published value. The Company experienced significant losses in 2001 because the amounts that turned-in leased vehicles actually sold for was less than the published industry values.

     Throughout 2001, there was significant weakness in the market for used vehicles. This general weakness was significantly exacerbated by the events of September 11th as well as the extremely favorable financing opportunities provided by large automakers for new vehicles. This situation not only softened the demand for used vehicles, but increased the supply.

     This situation, coupled with the issue associated with the former insurance carrier discussed above, resulted in an impairment of residual values, which was other-than-temporary at December 31, 2001. Accordingly, the Company recorded an other-than-temporary-impairment charge of $3.5 million in 2001. These charges were included in other noninterest expenses on the consolidated statements of income.

     In 2002, competitive pressure from large automakers combined with lower residual values on automobiles which results in higher lease payments making the product less attractive, resulted in a 15.2% decrease in outstanding lease financing at December 31, 2002 when compared to outstanding lease financing at December 31, 2001. During 2002, values for used vehicles stabilized, thereby lowering the average loss on turned-in leased vehicles during 2002 when compared to the levels experienced in 2001. The decrease in the average loss on turned-in leased vehicles in 2002 combined with the decrease in exposure to insurance coverage provided by the Company's former insurance carrier discussed above, resulted in no provision for the other-than-temporary impairment in residual values for lease financing in 2002.

     The estimation of the other-than-temporary-impairment charge was based upon the current level of leased vehicles turned in as well as the mix of the leasing portfolio between types of vehicles. At December 31, 2002, the Company has projected that 65% of its leased vehicles will be turned in. At December 31, 2001, this projection was 71%. At December 31, 2002, approximately 36% of the Company's leasing portfolio is made up of sport utility vehicles, or SUVs, which have experienced the greatest amount of declines in residual values in the used market, as well as the highest turn-in rate. Should the amount of vehicle turn-ins increase or values for such used vehicles decline, the level of other-than-temporary impairment might be increased.

     The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, are the maturities of the commercial and agricultural and real estate and construction development loan portfolios and the sensitivity of loans to interest rate fluctuations at December 31, 2002. Scheduled repayments are reported in the maturity category in which the contractual payment is due.


20                                               ANNUAL REPORT: NBT BANCORP INC.

=======================================================================================================================

TABLE 4.   MATURITIES AND SENSITIVITIES OF CERTAIN LOANS TO CHANGES IN INTEREST RATES
-----------------------------------------------------------------------------------------------------------------------
                                                                   REMAINING MATURITY AT DECEMBER 31, 2002
                                                   --------------------------------------------------------------------
                                                                      AFTER ONE YEAR BUT
(In thousands)                                      WITHIN ONE YEAR   WITHIN FIVE YEARS   AFTER FIVE YEARS     TOTAL
-----------------------------------------------------------------------------------------------------------------------
FLOATING/ADJUSTABLE RATE
Commercial, commercial real estate, agricultural,
  and agricultural real estate                      $        534,502  $           61,619  $           1,422  $  597,543
Real estate construction and development                      10,403               8,405                282      19,090
                                                   --------------------------------------------------------------------
  Total floating rate loans                                  544,905              70,024              1,704     616,633
                                                   --------------------------------------------------------------------
FIXED RATE
Commercial, commercial real estate, agricultural,
  and agricultural real estate                               109,057             194,982            122,826     426,865
Real estate construction and development                       4,374               8,251             32,310      44,935
                                                   --------------------------------------------------------------------
  Total fixed rate loans                                     113,431             203,233            155,136     471,800
                                                   --------------------------------------------------------------------
  Total                                             $        658,336  $          273,257  $         156,840  $1,088,433
                                                   --------------------------------------------------------------------
=======================================================================================================================

SECURITIES AND CORRESPONDING INTEREST AND DIVIDEND INCOME

The average balance of securities available for sale was $947.0 million, which is an increase of $13.9 million, or 1.5%, from $933.1 million in 2001. The increase resulted primarily from the reinvestment of funds from maturities and paydowns from securities held to maturity and trading securities. The yield on average securities available for sale was 5.98% in 2002 compared to 6.63% in 2001. The decrease in yield, resulted in a decrease in interest income on securities available for sale of $5.3 million, from $61.9 million in 2001 to $56.6 million in 2002. The decrease in yield was caused primarily by the reinvestment of funds at lower rates in the declining rate environment in 2002. The average balance of securities held to maturity was $93.0 million during 2002, which is a decrease of $6.9 million, from $99.8 million in 2001. The decrease is primarily a result of proceeds from maturities and paydowns of securities held to maturity reinvested in securities available for sale. The yield on securities held to maturity was 6.04% in 2002 compared to 6.65% in 2001. Interest income on securities held to maturity decreased $1.0 million, from $6.6 million in 2001 to $5.6 million in 2002.

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

     The Company recorded a $0.7 million, $8.3 million, and $3.5 million pre-tax charge during 2002, 2001 and 2000, respectively, related to estimated other-than-temporary impairment of certain securities classified as available for sale. The charges were recorded in net security (losses) gains on the consolidated statements of


ANNUAL REPORT: NBT BANCORP INC.                                               21
income. The security with other-than-temporary impairment charges at December 31, 2002 had a remaining carrying value of $1.1 million, is classified in securities available for sale and is on the non-accrual status.

     The following table presents the amortized cost and fair market value of the securities portfolio as of December 31 for the years indicated.

===============================================================================================================

TABLE 5.  SECURITIES PORTFOLIO
---------------------------------------------------------------------------------------------------------------
                                                                      AS OF DECEMBER 31,
                                             ------------------------------------------------------------------
                                                      2002                    2001                 2000
                                             ----------------------  --------------------  --------------------
                                             AMORTIZED      FAIR     Amortized     Fair    Amortized     Fair
(In thousands)                                  COST       VALUE        Cost      Value       Cost      Value
---------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury                                $      502  $      514  $   12,392  $ 11,757  $   16,392  $ 15,924
Federal Agency and mortgage-backed              810,784     833,940     524,101   530,613     580,934   578,625
State & Municipal, collateralized mortgage
  obligations and other securities              168,803     173,129     366,325   366,971     342,811   342,208
                                             ------------------------------------------------------------------
  Total securities available for sale        $  980,089  $1,007,583  $  902,818  $909,341  $  940,137  $936,757
                                             ------------------------------------------------------------------
TRADING SECURITIES                           $      203  $      203  $      126  $    126  $   20,540  $ 20,540
                                             ------------------------------------------------------------------
SECURITIES HELD TO MATURITY
Federal Agency and mortgage-backed           $   24,613  $   25,720  $   36,733  $ 36,623  $   46,376  $ 45,528
State & Municipal                                56,021      56,917      64,715    64,715      63,992    64,260
Other securities                                  1,880       1,880         156       157          47        47
                                             ------------------------------------------------------------------
  Total securities held to maturity          $   82,514  $   84,517  $  101,604  $101,495  $  110,415  $109,835
                                             ------------------------------------------------------------------
===============================================================================================================

     The following tables summarize the securities considered to be other-than-temporarily impaired (OTTI) at the dates indicated:

===============================================================================================================
                                                       AT DECEMBER 31, 2002            At December 31, 2001
                                                   -----------------------------  -----------------------------
                                                   AMORTIZED COST                 Amortized Cost
(In thousands)                                     AND FAIR VALUE   OTTI CHARGE   and Fair Value   OTTI Charge
---------------------------------------------------------------------------------------------------------------
SECURITY TYPE
Asset backed security                              $             -  $          -  $         1,820  $      1,680
Private issue collateralized mortgage obligation             1,122           660            2,680         4,021
Corporate debt security                                          -             -                -           300
                                                   ------------------------------------------------------------
   Total                                           $         1,122  $        660  $         4,500  $      6,001
                                                   ------------------------------------------------------------
===============================================================================================================

     The cumulative writedown of the private issue collateralized mortgage obligation at December 31, 2002 totaled $4.7 million. The asset backed security was sold during 2002 at approximately its carrying value at December 31, 2001 and the corporate debt security was sold for $0.1 million during 2002.

     Included in the securities available for sale portfolio at December 31, 2002, are certain securities (private issue CMO, asset-backed securities, and private issue mortgaged-backed securities) previously held by CNB.

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

     At December 31, 2002, the amortized cost and fair


22                                               ANNUAL REPORT: NBT BANCORP INC.

value of these high-risk securities amounted to $12.0 million and $10.7 million, respectively, down from $38.7 million and $38.5 million, respectively, at December 31, 2001. The decrease at December 31, 2002, when compared to December 31, 2001, resulted primarily from sales and to a lesser extent principal paydowns. During 2002, the Company sold $22.4 million of these securities due to a continued deterioration in the financial condition of the underlying collateral in 2002 related to a certain number these securities as well as the Company's goal of reducing exposure to these types of securities. The net loss realized from the sale of these securities was $7.4 million. Offsetting these net losses were net gains of $7.3 million, resulting from the sale of approximately $187.0 million in other securities available for sale during 2002.

     In January 2002, the Company had certain embedded derivative instruments related to two debt securities that have returns linked to the performance of the NASDAQ 100 index. Management determined that these debt securities do not qualify for hedge accounting under SFAS No. 133 (see Impact of New Accounting Standards). The embedded derivatives have been separated from the underlying host instruments for financial reporting purposes and accounted for at fair value. During the year ended December 31, 2001, the Company recorded $0.6 million of net losses related to the adjustment of the embedded derivatives to estimated fair value ($0.2 million of which was recorded on January 1, 2001 upon the adoption of SFAS No. 133), which was recorded in net gain (loss) on securities transactions on the 2001 consolidated statement of income. At December 31, 2001, the total amortized cost and estimated fair value of these two debt securities was $6.2 million. The two debt securities were sold in 2002 at amounts approximating their carrying values at December 31, 2001.


FUNDING SOURCES AND CORRESPONDING INTEREST EXPENSE

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities remained relatively unchanged, totaling $2.9 billion in 2002 and 2001. The rate paid on interest-bearing liabilities decreased from 4.07% in 2001 to 2.78% in 2002.

The decrease in the rate paid on interest bearing liabilities, caused a decrease in interest expense of $37.1 million, or 31.6%, from $117.5 million in 2001 to $80.4 million in 2002.


DEPOSITS

Average interest bearing deposits decreased $34.7 million, or 1.4%, during 2002. The decrease resulted primarily from a decrease in time deposits of $145.2 million, due primarily to the conscious effort to allow runoff of some higher cost municipal time deposits as well as the sale of a branch in February 2002 which resulted in the sale of $34.3 million in deposits. Offsetting this decrease was strong growth in core deposits in 2002. The average balance of NOW, Money Market Deposit Accounts ("MMDA"), and savings comprised 46.2% of average interest bearing deposits in 2002 compared to 41.1% in 2001. The average balance of demand deposits increased $37.3 million, or 9.7%, from $382.5 million in 2001 to $419.7 million in 2002. The ratio of average demand deposits to total average deposits increased from 11.3% in 2001 to 14.5% in 2002.

     The improvement in the Company's deposit mix noted above, combined with the falling interest rate environment prevalent in 2002, resulted in a decrease in the rate paid on interest bearing deposits of 137 bp, from 3.93% in 2001 to 2.56% in 2002. The average rate paid on MMDAs, which are very sensitive to changes in interest rates, declined 117 bp from 2.77% in 2001 to 1.60% in 2002. The rate paid on average time deposits decreased 158 bp, from 5.22% in 2001 to 3.64% in 2002. The decrease in the rate paid on average time deposits, combined with the decline in the average balance of time deposits, resulted in a $28.6 million decrease in interest expense paid on time deposits, from $77.1 million in 2001 to $48.5 million in 2002.

     The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2002:

====================================================================

TABLE 6.  MATURITY DISTRIBUTION OF TIME DEPOSITS OF $100,000 OR MORE
--------------------------------------------------------------------
(In thousands)                                     DECEMBER 31, 2002
--------------------------------------------------------------------
Within three months                                $         191,975
After three but within six months                             35,652
After six but within twelve months                            53,313
After twelve months                                          144,747
                                                   -----------------
  Total                                            $         425,687
                                                   =================
====================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               23

BORROWINGS

Average short-term borrowings decreased from $123.2 million in 2001 to $87.0 million in 2002. Consistent with the decreasing interest rate environment during 2002, the average rate paid also decreased from 4.36% in 2001 to 1.53% in 2002. The decrease in the average balance combined with the decrease in the average rate paid caused interest expense on short-term borrowings to decrease $4.0 million from $5.4 million in 2001 to $1.3 million in 2002. Average long-term debt increased $74.9 million, from $259.6 million in 2001 to $334.5 million in 2002. The increase in long-term debt and the decrease in short-term borrowings and time deposits was a result of the Company limiting its liability sensitive position and its exposure to rising interest rates.

     Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank
(FHLB) advances, with original maturities of one year or less. The Company has unused lines of credit and access to brokered deposits available for short- term financing of approximately $632 million and $767 million at December 31, 2002 and 2001, respectively. Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company's control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.


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


24                                               ANNUAL REPORT: NBT BANCORP INC.

NONPERFORMING ASSETS

============================================================================================

TABLE 7.  NONPERFORMING ASSETS
--------------------------------------------------------------------------------------------
                                                             AS OF DECEMBER 31,
                                             -----------------------------------------------
(Dollars in thousands)                         2002      2001      2000      1999     1998
--------------------------------------------------------------------------------------------
NONACCRUAL LOANS

Commercial and agricultural loans and
  real estate                                $16,980   $31,372   $14,054   $ 9,519   $7,819
Real estate mortgages                          5,522     5,119       647       618      744
Consumer                                       1,507     3,719     2,402     2,671    3,106
                                             -----------------------------------------------
Total nonaccrual loans                        24,009    40,210    17,103    12,808   11,669
                                             -----------------------------------------------

LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING

Commercial and agricultural loans and
  real estate                                    237       198     4,523     1,201    1,365
Real estate mortgages                          1,325     1,844     3,042       641      761
Consumer                                         414       933       865       906    1,908
                                             -----------------------------------------------
Total loans 90 days or more past due and
  still accruing                               1,976     2,975     8,430     2,748    4,034
Restructured loans                               409       603       656     1,014    1,247
                                             -----------------------------------------------
Total nonperforming loans                     26,394    43,788    26,189    16,570   16,950
Other real estate owned                        2,947     1,577     1,856     2,696    4,070
                                             -----------------------------------------------
Total nonperforming loans and other
  real estate owned                           29,341    45,365    28,045    19,266   21,020
Nonperforming securities                       1,122     4,500     1,354     1,535        -
                                             -----------------------------------------------
Total nonperforming loans, securities, and
  other real estate owned                    $30,463   $49,865   $29,399   $20,801  $21,020
                                             ===============================================
Total nonperforming loans to loans and
  leases                                        1.12%     1.87%     1.17%     0.86%    1.02%
Total nonperforming loans and other real
  estate owned to total assets                  0.79%     1.25%     0.78%     0.58%    0.73%
Total nonperforming loans, securities, and
  other real estate owned to total assets       0.82%     1.37%     0.82%     0.63%    0.73%
Total allowance for loan and lease losses
  to nonperforming loans                      152.18%   102.19%   124.07%   170.43%  157.02%
============================================================================================

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


ANNUAL REPORT: NBT BANCORP INC.                                               25
reflect a current assessment of a number of factors, which could affect collectibility. These factors include: past loss experience; size, trend, composition, and nature; changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company's market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their examination.

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

===============================================================================================

TABLE 8.   ALLOWANCE FOR LOAN AND LEASE LOSSES
-----------------------------------------------------------------------------------------------
(Dollars in thousands)                           2002      2001      2000      1999      1998
-----------------------------------------------------------------------------------------------
Balance at January 1                           $44,746   $32,494   $28,240   $26,615   $24,828

LOANS AND LEASES CHARGED-OFF

Commercial and agricultural                      9,970    17,097     3,949     2,737     2,794
Real estate mortgages                            2,547       783     1,007     1,165     1,139
Consumer*                                        5,805     4,491     2,841     2,808     2,796
                                               ------------------------------------------------
  Total loans and leases charged-off            18,322    22,371     7,797     6,710     6,729
                                               ------------------------------------------------
RECOVERIES

Commercial and agricultural                      3,394     1,063       503       367       529
Real estate mortgages                              104       122       141       198       152
Consumer*                                        1,172     1,004       739       874       913
                                               ------------------------------------------------
  Total recoveries                               4,670     2,189     1,383     1,439     1,594
                                               ------------------------------------------------
Net loans and leases charged-off                13,652    20,182     6,414     5,271     5,135
Allowance related to purchase acquisitions           -       505       525         -         -
Provision for loan and lease losses              9,073    31,929    10,143     6,896     6,922
                                               ------------------------------------------------
Balance at December 31                         $40,167   $44,746   $32,494   $28,240   $26,615
                                               ================================================
Allowance for loan and lease losses to loans
  and leases outstanding at end of year           1.70%     1.91%     1.45%     1.47%     1.61%
Net charge-offs to average loans and leases
  outstanding                                     0.58%     0.87%     0.31%     0.30%     0.33%

*    Consumer charge-off and recoveries include consumer, home equity, and lease financing.
===============================================================================================

     Total nonperforming assets were $30.5 million at December 31, 2002, compared to $49.9 million at December 31, 2001. Nonperforming loans totaled $26.4 million at December 31, 2002, down significantly from the $43.8 million outstanding at December 31, 2001. The $17.4 million decrease in nonperforming loans from December 31, 2001 to December 31, 2002, was due to the Company's successful efforts in resolving certain large problematic commercial loans as well as loan charge-offs. Non-accrual commercial and agricultural loans decreased $14.4 million, from $31.4 million at December 31, 2001, to $17.0 million at December 31, 2002. The improvement in the Company's loan quality ratios are a direct result of the actions the Company took in 2001 to integrate credit


26                                               ANNUAL REPORT: NBT BANCORP INC.

administration functions of acquired banks into the Company's conservative credit culture. Based on the improved trends in loan quality noted above and the decrease in net charge-offs in 2002 when compared to 2001 highlighted in Table 8 above, the Company recorded a provision for loan and lease losses of $9.1 million for the year ended December 31, 2002, down from the $31.9 million provided in the same period in 2001.

     The Company's strategic focus on loan growth, particularly in commercial lending, was also a focus of the banks acquired by the Company in 2001 and 2000; CNB Bank, LA Bank, NA and Pioneer American Bank, NA (see also Mergers and Acquisition). These acquired banks underwrote numerous commercial related loans prior to merging with the Company, based upon their respective underwriting processes and analysis, including several larger credits which became non-performing in 2001. Additionally, CNB Bank significantly increased its consumer loan portfolio in recent years. Accordingly, the Company's loan growth in general, in particular the growth in higher credit risk loan types, combined with the fact that the recently acquired banks appeared to have used generally less conservative underwriting and monitoring standards increased the inherent risk of loss in the loan and lease portfolio.

     As the Company's loan and lease portfolio continued to grow and the loan mix continued to move in the direction of higher credit risk loan types, the economy in the Company's market areas took a dramatic turn for the worse in 2001, especially in the second half of 2001. This sudden economic down turn came at a particularly bad time for the Company given the growth in the Company's higher credit risk loan types. The difficult economic environment experienced in the Company's market areas was consistent with what has been experienced by the national economy throughout 2001 and resulted in, among other things, significant reductions in many borrowers' revenues and cash flows as well as reduced valuations for certain real estate and other collateral. In fact, certain large commercial relationships in the Company's portfolio reported significant deterioration in the later part of 2001, primarily due to the difficult economic environment.

     During 2001, the Company completed the integration process with respect to the Pennstar banking division (formerly LA Bank, N.A. and Pioneer American Bank N.A.). The Company's integration efforts with the recently merged CNB banking division was completed in 2002. The integration process included bringing these banking divisions' credit administration practices in line with the Bank's policies, adopting the Bank's credit risk grading system, and upgrading numerous commercial real estate and other collateral appraisals. At December 31, 2001, the credit administration function of the Pennstar and CNB banking divisions, including workout and collections, was consolidated and standardized using the Bank model, and key personnel from the Bank's commercial lending area were installed at Pennstar and CNB to oversee the lending operations of the respective divisions.

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

     Non-performing loans increased from $26.2 million at December 31, 2000 to $43.8 million at December 31, 2001. The vast majority, approximately 92%, of nonperforming loans are in the non-accrual category. Within non-accrual loans, all loan types experienced significant increases, however, the largest increase was in the commercial and agricultural loans. Commercial and agricultural non-accrual loans, increased $17.3 million from $14.1 million at December 31, 2000 to $31.4 million at December 31, 2001. Consumer non-accrual loans also significantly increased from $2.4 million at December 31, 2000 to $3.7 million at December 31, 2001.

     As a result of the reduction in nonperforming loans during 2002, the total allowance for loan and lease losses is 152.18% of non-performing loans at December 31, 2002 as compared to 102.19% at December 31, 2001. While loans and leases classified as non-performing have a strong likelihood of experiencing a loss, substantially all non-performing loans are collateralized, many to a reasonably high percentage of the outstanding loan balance.

     Impaired loans, which primarily consist of non-accruing commercial type loans and all loans restructured in a troubled debt restructuring, also decreased significantly, totaling $17.4 million at December 31, 2002 as compared to $32.0 million at December 31, 2001. The related allowance for these impaired loans is $0.5 million or 3.1% of the impaired loans at December 31, 2002 as com-pared to $1.4 million and 4.4%, respectively, at December 31, 2001. At December 31, 2002 and 2001 there were $15.5 million and $29.8 million, respectively, of impaired loans which did not have an allowance for loan losses due to the adequacy of their collateral or previous charge offs.

     Total net charge-offs for 2002 totaled $13.7 million as compared to $20.2 million for 2001. The ratio of net


ANNUAL REPORT: NBT BANCORP INC.                                              27
charge-offs to average loans was 0.58% for 2002 and 0.87% for 2001. The decrease in net charge-offs in 2002 resulted from the reduction in nonperforming loans and an improvement in loan quality. However, the level of net charge-offs experienced in 2002 was higher than the Company's net charge-off experience prior to 2001. The higher level of net charge-offs in 2002, resulted from the increase in nonperforming loans in 2001. Net charge-offs in 2002 exceeded the 2002 provision for loan and lease losses as a result of the Company fully reserving certain of the 2002 charge-offs, primarily related to nonaccruing loans in 2001. As mentioned previously, the provision for loan and lease losses for 2002 totaled $9.1 million down from the $31.9 million provided in 2001.

     For the same reasons that non-performing loans increased in 2001, the Company also experienced a significant increase in net charge-offs in 2001 as compared to 2000. Net charge-offs in 2001 increased $13.8 million to $20.2 million from $6.4 in 2000. Consistent with the above, the increased net charge-offs was primarily in the commercial and agricultural portfolio, where net charge-offs were $16.0 million in 2001 as compared to $3.4 million in 2000. Net charge-offs as a percentage of average loans and leases and leases was .87% in 2001 as compared to .31% in 2000. As a result of the growth in the loan and lease portfolio, particularly the growth in higher credit risk loan types in 2001, combined with the fact that recently acquired banks appeared to have used generally less conservative underwriting and monitoring standards, the significant downturn in economic conditions in the Company's market areas as well as the significant increases in non-performing loans and net charge offs, the Company increased its provision for loan and lease losses to $31.9 million for 2001 from $10.1 million in 2000.

     The allowance for loan and lease losses decreased from $44.7 million at December 31, 2001, or 1.91% of total loans and leases, to $40.2 million at December 31, 2002, or 1.70%. The decrease in the allowance for loan and lease losses is due to net loan charge-offs in 2002 exceeding the 2002 provision for loan and lease losses, as discussed above. Based upon a thorough analysis of the inherent risk of loss in the Company's current loan and lease portfolio, management believes that the allowance for loan and lease losses at December 31, 2002 is adequate. However, should the economy worsen, non-performing loans, net charge offs and provisions for loan and lease losses may increase.

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

=======================================================================================================================

TABLE 9.  ALLOCATION OF THE ALLOWANCE FOR LOAN AND LEASE LOSSES
-----------------------------------------------------------------------------------------------------------------------
                                                              DECEMBER 31,
                     --------------------------------------------------------------------------------------------------
                              2002                      2001                    2000                     1999
                     -----------------------  -----------------------  -----------------------  -----------------------
                                   CATEGORY                 Category                 Category                 Category
(Dollars in                      PERCENT OF               Percent of               Percent of               Percent of
thousands)           ALLOWANCE        LOANS   Allowance     of Loans   Allowance     of Loans   Allowance        Loans
-----------------------------------------------------------------------------------------------------------------------
Commercial
  and agricultural   $   25,589          71%  $   34,682          85%  $   20,510          72%  $   14,115          62%
Real estate
  mortgages               3,884          10%       1,611           4%       1,669           6%       2,506          11%
Consumer                  7,654          19%       4,626          11%       6,379          22%       6,270          27%
Unallocated               3,040           -        3,827           -        3,936           -        5,349           -
                     --------------------------------------------------------------------------------------------------
Total                $   40,167         100%  $   44,746         100%  $   32,494         100%  $   28,240         100%
                     --------------------------------------------------------------------------------------------------

                     -----------------------
                              1998
                     -----------------------
                                  Category
(Dollars in                      Percent of
thousands)           Allowance    of Loans
--------------------------------------------
Commercial
  and agricultural   $   12,728          62%
Real estate
  mortgages               1,621           8%
Consumer                  6,304          30%
Unallocated               5,962           -
                     -----------------------
Total                $   26,615         100%
                     -----------------------
=======================================================================================================================


28                                               ANNUAL REPORT: NBT BANCORP INC.

     In addition to the nonperforming loans discussed above, the Company has also identified approximately $48.5 million in potential problem loans at December 31, 2002 as compared to $48.6 million at December 31, 2001. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company's loan rating system as "substandard." At December 31, 2002, potential problem loans primarily consisted of commercial and agricultural real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

     At December 31, 2002, approximately 60.5% of the Company's loans are secured by real estate located in central and northern New York and northeastern Pennsylvania. Accordingly, the ultimate collectibility of a substantial portion of the Company's portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.


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

     The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At December 31, 2002, the Company's Basic Surplus measurement was 12.8% of total assets or $477 million, which was above the Company's minimum of 5% or $186 million set forth in its liquidity policies.

     This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At December 31, 2002, the Company considered its Basic Surplus adequate to meet liquidity needs.

     A significant improvement in the economy, may lead to an increase in demand for loan products as well as an increase in the demand for equity related products, which in turn, could result in a decrease in the Company's deposit base or result in loan growth exceeding deposit growth. This scenario could lead to a decrease in its basic surplus measure below the minimum policy level of 5%. To manage this risk, the Company has the ability to purchase brokered time deposits, established borrowing facilities with other banks (Federal funds), and has the ability to enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures amounted to $462 million at December 31, 2002.

     At December 31, 2002, a portion of the Company's loans and securities were pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company's ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.


OFF-BALANCE SHEET RISK

COMMITMENTS TO EXTEND CREDIT

The Company makes contractual commitments to extend credit and unused lines of credit which are subject to the


ANNUAL REPORT: NBT BANCORP INC.                                               29

Company's credit approval and monitoring procedures. At December 31, 2002 and 2001, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $409.1 million and $343.1 million, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit, that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit expire within one year.


STAND-BY LETTERS OF CREDIT

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its stand-by letters of credit.

     The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2002 and 2001, outstanding stand-by letters of credit were approximately $24.7 million and $21.0 million, respectively. The fair value of the Company's stand-by letters of credit at December 31, 2002 was insignificant. The following table sets forth the commitment expiration period for stand-by-letters of credit at December 31, 2002:

================================================================================
Within one year                                                          $13,580
After one but within three years                                           2,832
After three but within five years                                          8,247
                                                                         -------
  Total                                                                  $24,659
                                                                         -------
================================================================================


LOANS SERVICED FOR OTHERS AND LOANS SOLD WITH RECOURSE

The total amount of loans serviced by the Company for unrelated third parties was approximately $77.2 million and $93.2 million at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, the Company serviced $15.0 million and $18.3 million, respectively, of loans sold with recourse.


RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers, and other related parties. Such loans, in management's opinion, do not present more than the normal risk of collectibility or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties at December 31, 2002 and 2001 were $17.0 million and $14.6 million, respectively.

     The law firm of Kowalczyk, Tolles, Deery and Johnston, of which Director Andrew S. Kowalczyk, Jr., is a partner, provided legal services in the amount of $116,330 to us and NBT Bank in 2002. The law firms of Harris Beach LLP, Oliver, Price, & Rhodes, and Needle, Goldenzeil, and Pascale, of which Directors William
L. Owens, Paul D. Horger, and Gene E. Goldenziel are partners, provide legal services to us from time to time. Arthur J. Gallagher & Co. of New York, of which Michael H. Hutcherson is the Area President, provides insurance services to us from time to time. Payments for services provided by Directors Owens, Horger, Goldenziel, and Hutcherson did not exceed $60,000 during 2002. Services from these firms were provided in the ordinary course of business and at market terms.


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

     The Company's principal source of funds to pay interest on its capital securities and pay cash dividends to its shareholders is dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. Generally, the payment of


30                                               ANNUAL REPORT: NBT BANCORP INC.

dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

     The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2002, approximately
$9.8 million of the total stockholders' equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.


STOCK REPURCHASE PLAN

On July 22, 2002, the Company announced that it intended to repurchase up to one million shares (approximately 3%) of its outstanding common stock from time to time over the next 12 months in open market and privately negotiated transactions. Since the announcement of the Stock Repurchase Plan, the Company repurchased a total of 475,633 shares in 2002, at an average price of $17.52 per share. Since the announcement on July 22, 2002, the Company's stock price during 2002 has ranged between $14.76 and $18.60. The total trading volume of the Company's common stock for this same period was approximately 5.4 million shares, the Company's repurchase activity during this period was 10% of the total trading volume. Total cash allocated for these repurchases during 2002 was $8.3 million. Under a previous Stock Repurchase Plan announced in October 2001, the Company repurchased 148,700 shares in 2002 at an average price of $16.62.

NONINTEREST INCOME AND EXPENSES NONINTEREST INCOME

Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations. The following table sets forth information by category of noninterest income for the years indicated:

================================================================================================================
                                                                                      YEARS ENDED DECEMBER 31,
                                                                                    ----------------------------
(In thousands)                                                                        2002      2001      2000
----------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                                 $13,875   $12,756   $10,193
Broker/dealer and insurance revenue                                                   5,780     4,500     2,723
Trust                                                                                 3,226     3,958     4,047
Other                                                                                 9,751     9,245     7,891
                                                                                    ----------------------------
Total before net securities losses, gain on sale of branch, net, and gain on sale
  of building                                                                        32,632    30,459    24,854
Net securities (losses)                                                                (413)   (7,692)   (2,273)
Gain on sale of branch, net                                                             220         -         -
Gain on sale of building                                                                  -     1,367         -
                                                                                    ----------------------------
  Total                                                                             $32,439   $24,134   $22,581
                                                                                    ============================
================================================================================================================

     Noninterest income before securities losses, gain on sale of a branch, and gain on sale of a building increased $2.2 million or 7.1% to $32.6 million for 2002 from $30.5 million for 2001. Broker/dealer and insurance fees increased $1.3 million, primarily driven by one of the Company's financial services providers, which began operations in June 2001, resulting in a full year of revenue totaling $1.6 million in 2002 compared to seven months of revenue in 2001 totaling $0.6 million.

     Fees from service charges on deposit accounts increased $1.1 million or 9% for 2002 when compared to 2001, primarily from an increase in core deposits and pricing adjustments. Offsetting these increases was a $0.7 million decrease in trust revenue resulting primarily from declines in assets under management which resulted from stock market declines in 2001 and 2002 and the level of estate activity in 2002 when compared to 2001.

     Net securities losses totaled $0.4 million in 2002, down from $7.7 million in 2001. The decrease in net securities losses in 2002 resulted primarily from a decrease in charges taken for the other-than-temporary impairment of certain securities totaling $8.3 million in 2001 as compared to $0.7 million in 2002.


ANNUAL REPORT: NBT BANCORP INC.                                               31

NONINTEREST EXPENSE

Noninterest expenses are also an important factor in the Company's results of operations. The following table sets forth the major components of noninterest expense for the years indicated:

=======================================================================================================================
                                                                                             YEARS ENDED DECEMBER 31,
                                                                                           ----------------------------
(In thousands)                                                                               2002       2001     2000
-----------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                                             $ 49,130   $ 48,419   44,802
Occupancy                                                                                     8,333      8,704    7,761
Equipment                                                                                     7,066      7,228    7,271
Data processing and communications                                                           10,593     10,690    8,206
Professional fees and outside services                                                        6,589      6,338    5,082
Office supplies and postage                                                                   4,446      4,639    3,976
Amortization of intangible assets                                                               774        685      811
Amortization of unidentifiable intangible assets and goodwill                                     -      3,563    2,238
Capital securities                                                                              839      1,278    1,633
Residual value lease losses                                                                       -      3,529      664
Loan collection and other real estate owned                                                   3,044      2,117      925
Other                                                                                        12,689     11,221   12,140
                                                                                           ----------------------------
Total noninterest expense before merger charges and certain deposit overdraft write-offs    103,503    108,411   95,509
Merger, acquisition and reorganization costs (recovery)                                        (130)    15,322   23,625
Certain deposit overdraft write-offs                                                              -      2,125        -
                                                                                           ----------------------------
Total noninterest expense                                                                  $103,373   $125,858  119,134
                                                                                           ----------------------------
=======================================================================================================================

     Noninterest expense before merger, acquisition, and reorganization costs and certain deposit overdraft writeoffs, decreased $4.9 million to $103.5 million for 2002 from $108.4 million for 2001. Salaries and employee benefits increased $0.7 million to $49.1 million for 2002 from $48.4 million for 2001. The increase in salaries and employee benefits was due primarily to increases in benefits. Incentive compensation increased $1.3 million as a result of increased profitability in 2002 when compared to 2001, and costs related to employee medical insurance coverage and retirement expense increased $0.5 million. Offsetting increases in benefits was a decrease in salary expense of $1.1 million, which resulted from a reduction in the number of full time equivalent employees from acquisitions in 2001 and 2000. Occupancy, equipment, office supplies, postage, and data processing decreased in 2002 when compared to 2001, due mainly to efficiencies realized from acquisitions in 2001 and 2000. Professional fees and outside service costs in 2002 remained relatively consistent with 2001.

     For 2003, the Company anticipates a decrease in retirement expense related to its defined benefit plan as well as its post retirement health plan. The anticipated decrease in pension expense is expected to amount to approximately $0.2 million and is a result of a $12 million contribution to the defined benefit plan funded at the end of 2002 and the beginning of 2003. The anticipated decrease in post retirement health expense is expected to amount to $0.3 million and is a result of a plan amendment that increases the amount of cost sharing of health insurance for certain plan participants who had not yet retired in the plan that is effective in 2003.

     Amortization of unidentified intangible assets and goodwill decreased $3.5 million, to $0.8 million for 2002 from $4.2 million for 2001. The decrease in amortization of unidentified intangible assets and goodwill resulted from the adoption of SFAS No. 142 and SFAS No. 147 in 2002. Capital securities expense decreased $0.4 million, to $0.8 million for 2002 from $1.3 million for 2001. The decrease in capital securities expense is a result of the Company's guaranteed preferred beneficial interests in Company's junior subordinated debentures, which are tied to a variable interest rate index (3-month LIBOR plus 275 bp) that was much lower for 2002 when compared 2001.

     Loan collection and other real estate owned expenses increased $0.9 million, to $3.0 million for 2002 from $2.1 million for 2001. This increase is due primarily to the increase in nonperforming loans during 2001, which


32                                               ANNUAL REPORT: NBT BANCORP INC.

resulted in an increase in collection activity and foreclosure costs during 2002. A charge for the other-than-temporary impairment for lease residual values totaled $3.5 million in 2001 versus no such charge in 2002. Other operating expense increased $1.5 million to $12.7 million in 2002 from $11.2 million in 2001. The increase in other operating expense was due mainly to increases in contributions, insurance expense, and advertising costs.


INCOME TAXES

In 2002, income tax expense was $21.8 million, as compared to $0.5 million in 2001 and $6.5 million in 2000. The Company's effective tax rate was 32.6%, 12.7%, and 31.6% in 2002, 2001, and 2000, respectively. The decrease in the effective tax rate during 2001 is primarily the result of lower net income before tax, which resulted in a greater benefit, on a percentage basis, from permanent non-taxable items such as tax-exempt interest.


2001 OPERATING RESULTS AS COMPARED TO 2000 OPERATING RESULTS

NET INTEREST INCOME

On a tax equivalent basis, the Company's net interest income for 2001 was $141.8 million, up from $131.5 million for 2000. The Company's net interest margin improved to 4.19% for 2001 from 4.02% for 2000. The improvement in net interest income and net interest margin in 2001 were due primarily to two factors. First, earning assets increased from $3.3 billion in 2000 to $3.4 billion in 2001. The increase in average earning assets was due primarily to an increase in average loans and leases, which increased $221.5 million from $2.1 billion in 2000 to $2.3 billion in 2001. Secondly, due to the falling interest rate environment in 2001 and the Company's interest bearing liability sensitive position, rates paid on interest bearing liabilities declined more rapidly than the yield on earning assets. Rates paid on interest bearing liabilities decreased 68 basis points ("bp") to 4.07% in 2001 from 4.75% in 2000 compared to a 42 bp decrease in yield on earnings assets to 7.66% in 2001 from 8.08% in 2000.


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

     Total loans and leases were $2.3 billion at December 31, 2001, up from $2.2 billion at December 31, 2000. The increase in loans and leases was primarily in consumer and commercial loan types, as management continued to focus on growth in these areas. Consumer loans increased in 2001, from $357.8 million at December 31, 2000 to $387.1 million at December 31, 2001, an increase of $29.3 million or 8.2%. Residential real estate mortgages increased $20.8 million or 4.1% to $525.4 million at December 31, 2001. Home equity loans increased $13.3 million or 6.0% to $232.6 million at December 31, 2001. During 2001, commercial and agricultural loans and real estate increased $9.6 million and $11.2 million, respectively.


SECURITIES AND CORRESPONDING INTEREST AND DIVIDEND INCOME

The average balance of securities available for sale was $933.1 million, which is a decrease of $84.6 million, or 8.3%, from $1.0 billion in 2000. The decrease is primarily a result of proceeds from sales, maturities and paydowns of securities available for sale used to fund loan growth. The yield on average securities available for sale was 6.63% in 2001 compared to 6.97% in 2000. The decrease in the average balance of securities available for sale, coupled with the decrease in yield, resulted in a decrease in interest income on securities available for sale of $9.0 million, from $70.9 million in 2000 to $61.9 million in 2001. The average balance of securities held to maturity was $99.8 million during 2001, which is a decrease of $17.7 million, from $117.5 million in 2000. As noted above, the decrease is primarily a result of proceeds from maturities and pay-downs of securities held to maturity used to fund loan growth. The yield on securities held to maturity was 6.65% in 2001 compared to 6.88% in 2000. Interest income on securities held to maturity decreased $1.5 million, from $8.1 million in 2000 to $6.6 million during 2001.


ANNUAL REPORT: NBT BANCORP INC.                                               33

FUNDING SOURCES AND CORRESPONDING INTEREST EXPENSE DEPOSITS

Average interest bearing deposits increased $146.5 million, or 6.2%, during 2001, to $2.5 billion. The increase is due primarily to the full year effect in 2001 on average interest bearing deposits related to branch acquisitions in June and November of 2000 as well as the FNB acquisition in June 2001. The Company assumed $133.7 million in deposit liabilities in conjunction with those branch acquisitions. Additionally, the Company completed the acquisition of First National Bancorp, Inc. in June of 2001 and assumed approximately $94 million in interest bearing liabilities. The Company's core deposit mix improved in 2001. The average balance of NOW, MMDA, and savings comprised 41.1% of average interest bearing deposits in 2001 compared to 39.9% in 2000. The average balance of demand deposits increased $34.1 million, or 9.8%, from $348.4 million in 2000 to $382.5 million in 2001. The ratio of average demand deposits to total average deposits increased from 10.6% in 2000 to 11.3% in 2001.

     The improvement in the Company's deposit mix noted above, combined with the falling interest rate environment prevalent in 2001, resulted in a decrease in the rate paid on interest bearing liabilities of 61 bp, from 4.54% in 2000 to 3.93% in 2001. The average rate paid on MMDAs, which are very sensitive to changes in interest rates, declined 127 bp from 4.04% in 2000 to 2.77% in 2001. The rate paid on average time deposits decreased 50 bp, from 5.72% in 2000 to 5.22% in 2001. The decrease in the rate paid on average time deposits, combined with the reduction in average time deposits, resulted in a $5.3 million decrease in interest expense paid on time deposits, from $82.4 million in 2000 to $77.1 million in 2001.


BORROWINGS

Average short-term borrowings decreased from $194.9 million in 2000 to $123.2 million in 2001. Consistent with the decreasing interest rate environment during 2001, the average rate paid also decreased from 6.13% in 2000 to 4.36% in 2001. The decrease in the average balance combined with the decrease in the average rate paid caused interest expense on short-term borrowings to decrease $6.5 million, from $11.9 million in 2000 to $5.4 million in 2001. Average long-term debt increased $14.2 million, from $245.4 million in 2000 to $259.6 million in 2001. The increase in long-term debt combined with a decrease in short-term borrowings was a result of limiting the Company's liability sensitive position to rising interest rates.


NONINTEREST  INCOME

Total noninterest income excluding net securities losses and a gain on sale of a building increased to $30.5 million in 2001, compared to $24.9 million in 2000 and $21.3 million in 1999. Broker/dealer fees and insurance revenue increased $1.8 million in 2001 over 2000. The increase reflects twelve full months of revenue from the Company's broker/dealer, M. Griffith, Inc., which was acquired in May 2000. Revenues from M. Griffith, Inc. totaled $3.8 million in 2001, compared to $2.7 million in 2000. Additionally, the Company's insurance agency and financial services provider, CFS, which started operating in June 2001, contributed to the increase in revenue as well. Revenues for CFS, Inc. for 2001 totaled $0.6 million.

     Income from trust services decreased $0.1 million in 2001 when compared to 2000. The decrease is primarily attributable to a decrease in the market value of the assets held by the Company in a fiduciary capacity. The decrease in the market value of assets held by the Company in a fiduciary capacity resulted from the decline in all the major stock indexes during 2001. Other income increased $1.4 million in 2001 when compared to 2000. The increase in other income resulted primarily from increases in ATM fees and other banking fees. Total ATM fees and other banking fees amounted to $4.4 million and $1.6 million, respectively, for 2001 compared to $3.8 million and $0.6 million, respectively, for 2000. The increase in ATM fees resulted from the combination of an increase in ATMs deployed and increases in ATM convenience fees. The increase in banking fees resulted primarily from the continued focus in business banking activities.

     Net securities losses totaled $7.7 million in 2001 compared to $2.3 million in 2000. The increase in net securities losses in 2001 resulted primarily from charges totaling $8.3 million taken for the other-than-temporary impairment of certain securities compared to $3.5 million in 2000. The Company sold a branch building in 2001which resulted in a gain of $1.4 million.


NONINTEREST EXPENSE

For 2001, noninterest expense excluding merger charges and certain deposit overdraft writeoffs increased $12.9 million, or 13.5%, to $108.4 million compared to $95.5 million in 2000. This increase was due to several factors.
Expenses for data processing and communications and professional fees and outside services increased period-over-period by $3.7 million or 28.1%, principally due to the Company's expanded branch network, costs associated with enhanced technologies and expanded data


34                                               ANNUAL REPORT: NBT BANCORP INC.

processing  volume capacities resulting from recent data processing conversions.

     Salaries and employee benefits expense increased $3.6 million, or 8.1%, to $48.4 million compared to $44.8 million in 2000. Occupancy expense increased $943,000, or 12.2%, to $8.7 million compared to $7.8 million in 2000. The increases in salaries and employee benefits expense and occupancy expense resulted primarily from twelve full months of expenses in 2001 from eight branches and the Company's broker/dealer, M. Griffith, Inc., all of which were acquired during 2000, and an increase in expense resulting from the acquisition of FNB Bancorp, Inc. on June 1, 2001.

     Office supplies and postage increased from $4.0 million in 2000 to $4.6 million in 2001. The increase resulted primarily from the growth of the Company's branch network during 2000 and 2001. Capitals securities expense decreased from $1.6 million in 2000 to $1.3 million in 2001. The decrease resulted from a decrease during 2001 in the index the capital securities interest rate is tied to.

     Residual value lease losses increased from $0.6 million in 2000 to $3.5 million in 2001. The increase was due to the charge taken for the other-than-temporary impairment of residual values of leased automobiles in 2001. There was an increase in expenses relating to the amortization of intangible assets from certain recently completed acquisitions. Amortization expenses increased $1.2 million for 2001 as compared to 2000.

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

IMPACT OF NEW ACCOUNTING STANDARDS

NEW ACCOUNTING PRONOUNCEMENT-ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. At that time, the Company had certain embedded derivative instruments from the recently acquired CNB Bank related to a deposit product and two debt securities that had costs and returns linked to the performance of the NASDAQ 100 Index. Management determined that these debt securities and the deposit product did not qualify for hedge accounting under SFAS No. 133. The embedded derivatives were separated from the underlying host instruments for financial reporting purposes and accounted for at fair value. In connection with the adoption of SFAS No. 133 as of January 1, 2001, the Company recorded a charge to earnings for a transition adjustment of $159,000 ($95,000, after-tax) for the net impact of recording these embedded derivatives on the consolidated balance sheet at fair value. Due to the insignificance of the amount, the transition adjustment was not reflected as a cumulative effect of a change in accounting principle on the 2001 consolidated statement of income , but was instead recorded in net securities (losses) gains. During the year ended December 31, 2001, and before the closing of the CNB merger, the Company recorded a $640,000 net loss related to the adjustment of the embedded derivatives to fair value. As of December 31, 2001, the embedded derivatives referred to above were completely written off as these derivatives had no value. During the first quarter of 2002, the two debt securities with embedded derivative instruments noted above were sold at approximately their carrying value, as the securities did not meet the risk profile of the Company's security portfolio.

     At December 31, 2002, the Company has no other derivatives as currently defined by SFAS No. 133.

NEW ACCOUNTING PRONOUNCEMENT-ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

On  August  16,  2001,  the  FASB  issued  SFAS  No.  143  "Accounting for Asset
Retirement Obligations." Statement 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 applies to all entities. This Statement


ANNUAL REPORT: NBT BANCORP INC.                                               35
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


NEW ACCOUNTING PRONOUNCEMENT-ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

On October 3, 2001, The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30
"Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by broadening the presentation of discontinued operations to include more disposal transactions. The Company's core deposit intangible asset will be measured for impairment under SFAS No. 144. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 effective January 1,
2002, and the adoption did not have a material impact on its consolidated financial statements.


NEW ACCOUNTING PRONOUNCEMENT-RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principles Board, or APB, Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. Additionally, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS No. 145 are effective for transactions occurring and/or financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 provisions, which were effective May 15, 2002, did not have a material impact on our consolidated financial condition or results of operations. The implementation of the remaining provisions is not expected to have a material impact on our consolidated financial condition or results of operations.


NEW ACCOUNTING PRONOUNCEMENT-ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company will review the impact of applying this standard to any exit or disposal activities initiated after December 31, 2002.


NEW ACCOUNTING PRONOUNCEMENT-ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLES, AND CERTAIN ACQUISITION OF BANKING OR THRIFT INSTITUTIONS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other


36                                               ANNUAL REPORT: NBT BANCORP INC.

Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

     The Company adopted the provisions of SFAS No. 141 effective July 1, 2001, and adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 141 requires that upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Goodwill is required to be tested for impairment, by the end of 2002, with impairment adjustments, if any, recorded as of the beginning of 2002.

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

     The unidentified intangible assets acquired in the acquisition of a bank or thrift (including acquisitions of branches meeting certain conditions), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, was amortized to expense under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." In October 2002, SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued. This Statement amends SFAS No. 72 and 144 and FIN No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FIN No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Accordingly, unidentified intangibles related to certain branch acquisitions are no longer amortized, but are subject to impairment testing under SFAS No. 142. In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor-and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. SFAS No. 147 is effective October 1, 2002, with the application of its provisions applied retroactively to January 1, 2002.

     Upon the adoption of SFAS No.142 on January 1, 2002, the Company ceased amortizing its goodwill. Upon the adoption of SFAS No. 147 on October 1, 2002, approximately $30.6 million of unidentified intangible assets were reclassified to goodwill retroactive to January 1, 2002. The adoption of SFAS No. 142 and SFAS No. 147 decreased noninterest expense and increased net income in 2002 as compared to 2001 and 2000. The following table shows the pro forma effects of applying SFAS No. 142 and SFAS No. 147 to the 2001 and 2000 periods, and a summary of goodwill by operating subsidiaries follows:


ANNUAL REPORT: NBT BANCORP INC.                                               37

======================================================================================
                                                             YEARS ENDED DECEMBER 31,
                                                          ----------------------------
(In thousands, except per share amounts)                       2001           2000
--------------------------------------------------------------------------------------
GOODWILL AND UNIDENTIFIED INTANGIBLE ASSET AMORTIZATION
Pretax                                                    $         3,563  $     2,238
After-tax                                                           2,426        1,553

NET INCOME
Reported                                                            3,737       14,154
Add back: after-tax amortization                                    2,426        1,553
                                                          ----------------------------
Adjusted                                                            6,163       15,707
                                                          ============================

BASIC EARNINGS PER SHARE (EPS)
Reported                                                  $          0.11  $      0.44
Add back: after-tax amortization per share                           0.07         0.05
Adjusted                                                  $          0.19  $      0.49

DILUTED EPS
Reported                                                  $          0.11  $      0.44
Add back: after-tax amortization per share                           0.07         0.05
Adjusted                                                  $          0.19  $      0.48
======================================================================================

                                JANUARY 1,    GOODWILL   IMPAIRMENT   DECEMBER 31,
(In thousands)                       2002     DISPOSED         LOSS          2002
----------------------------------------------------------------------------------
NBT Bank, N.A.                 $    44,667  $  (1,547)  $         -  $      43,120
NBT Financial Services, Inc.         3,001          -             -          3,001
                               ---------------------------------------------------
  Total                        $    47,668  $  (1,547)  $         -  $      46,121
                               ---------------------------------------------------
==================================================================================

     In connection with the sale of a branch during 2002, $1.5 million in goodwill were included in the carrying amount of the branch in determining the gain on disposal.

     The Company has finite-lived intangible assets capitalized on its balance sheet in the form of core deposit and other intangible assets. These intangible assets continue to be amortized over their estimated useful lives in accordance with SFAS No. 142, which range from one to twenty-five years. There were no adjustments to the useful lives of these intangible assets as a result of the adoption of SFAS No. 142.

     A summary of core deposit and other intangible assets follows:

==============================================================
                                                 DECEMBER 31,
                                               ---------------
(In thousands)                                  2002    2001
--------------------------------------------------------------
CORE DEPOSIT INTANGIBLES
Gross carrying amount                          $5,433  $ 5,433
Less: accumulated amortization                  3,931    3,282
                                               ---------------
  Net carrying amount                           1,502    2,151
                                               ---------------

UNIDENTIFIED INTANGIBLE ASSETS
Gross carrying amount                           1,031   36,921
Less: accumulated amortization                    287    4,729
                                               ---------------
  Net carrying amount                             744   32,192
                                               ---------------

TOTAL INTANGIBLES WITH DEFINITE USEFUL LIVES
Gross carrying amount                           6,464   42,354
Less: accumulated amortization                  4,218    8,011
                                               ---------------
  Net carrying amount                          $2,246  $34,343
                                               ===============
==============================================================


38                                               ANNUAL REPORT: NBT BANCORP INC.

     Amortization expense on finite-lived intangible assets totaled $0.8 million for each of 2002, 2001, and 2000, respectively. Amortization expense on finite-lived intangible assets is expected to total $0.6 million for 2003 and $0.3 million for each of 2004, 2005, 2006 and 2007.


NEW ACCOUNTING PRONOUNCEMENT-ACCOUNTING FOR STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The Company currently intends to continue to account for stock-based employee compensation under APB No. 25 in 2003.


NEW ACCOUNTING PRONOUNCEMENT-ACCOUNTING FOR GUARANTEES

In November 2002, the FASB issued (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN No. 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in a special purpose entity, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN No. 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN No. 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The Company does not expect the requirements of FIN No. 45 to have a material impact on results of the Company's consolidated operations, financial position, or liquidity.


NEW ACCOUNTING PRONOUNCEMENT-CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The requirements of FIN No. 46 will not have a material impact on the Company's consolidated results of operations, financial position, or liquidity.


ANNUAL REPORT: NBT BANCORP INC.                                               39

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk
--------------------------------------------------------------------------------

MARKET  RISK

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

     Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income. Net interest income is susceptible to interest rate risk to the degree that interestbearing liabilities mature or reprice on a different basis than earning assets. When interest-bearing liabilities mature or reprice more quickly than earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

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

     In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing the net interest margin. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to changes in interest rates and fluctuations in the difference between long and short-term interest rates.

     The primary tool utilized by ALCO to manage interest rate risk is a balance sheet/income statement simulation model (interest rate sensitivity analysis). Information such as principal balance, interest rate, maturity date, cash flows, next re-pricing date (if needed), and current rates is uploaded into the model to create an ending balance sheet. In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and leases and mortgage related investment securities along with any optionality within the deposits and borrowings.

     The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period. Three additional models are run in which a gradual increase of 200 bp, a gradual increase of 200 bp where the long end of the yield curve remains flat (the long end of the yield curve is defined as 5 years and longer) and a gradual decrease of 100 bp takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

     In the declining rate scenarios, net interest income is projected to decrease slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of interest-bearing liabilities repricing downward at a slower rate than earning assets. The inability to effectively lower deposit rates will likely reduce or eliminate the benefit of lower interest rates. In the rising rate scenarios, net interest income is also projected to experience a decline from the flat rate scenario. Net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing.

     Net interest income for the next twelve months in the +200/+ 200 flat/100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the December 31, 2002 balance sheet position:


40                                               ANNUAL REPORT: NBT BANCORP INC.

==================================================

TABLE 10. INTEREST RATE SENSITIVITY ANALYSIS
--------------------------------------------------
CHANGE IN INTEREST RATES    PERCENT CHANGE IN
(In basis points)          NET INTEREST INCOME
--------------------------------------------------
+ 200 Flat                                (0.97%)
+ 200                                     (0.08%)
- 100                                     (0.53%)
==================================================

     Under the flat rate scenario with a static balance sheet, net interest income is anticipated to decrease approximately 3.0% from total net interest income for 2002. The Company anticipates under current conditions, earning assets will continue to reprice at a faster rate than interest bearing liabilities. In order to protect net interest income from anticipated net interest margin compression, the Company will continue to focus on increasing low cost core funding as well as growing earning assets through loan growth and leverage opportunities. However, if the Company cannot increase low cost core funding and earning assets, the Company expects net interest income to decline in 2003.

     Currently, the Company is holding fixed rate residential real estate mortgages in its loan portfolio. One of the major factors the Company considers in holding residential real estate mortgages is its level of core deposits. Current core deposit levels have enabled the Company to hold fixed rate residential real estate mortgages without having a negative impact on interest rate risk, as the Company is well matched at December 31, 2002. The Company's net interest income is projected to decrease by only 0.08% if interest rates rise 200 basis points. The Company closely monitors its matching of earning assets to funding sources. If core deposit levels decrease or the rate of growth in core deposit levels does not equal or exceed the rate in growth of fixed rate residential real estate mortgages, the Company will reevaluate its strategy and may sell new originations of fixed rate mortgages in the secondary market in order to limit the Company's exposure to long-term earning assets.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

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




/S/ Daryl R. Forsythe                    /S/ Michael J. Chewens
----------------------------------       ---------------------------------------
Daryl R. Forsythe                        Michael J. Chewens
President, Chief Executive Officer       Senior Executive Vice President
                                         Chief Financial Officer and
                                         Corporate Secretary


ANNUAL REPORT: NBT BANCORP INC.                                               41

                       This page left blank intentionally




42                                               ANNUAL REPORT: NBT BANCORP INC.

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
NBT Bancorp Inc.:

     We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, and as a result ceased amortizing goodwill. Also as discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 147, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," as of October 1, 2002, and as a result reclassified certain unidentified intangible assets to goodwill retroactive to January 1, 2002.

                                                                        KPMG LLP
                                                                Albany, New York
                                                                January 27, 2003


ANNUAL REPORT: NBT BANCORP, INC.                                              43

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------

======================================================================================================

                                                                                    DECEMBER 31,
                                                                              ------------------------
(In thousands, except share and per share data)                                  2002         2001
------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                       $  121,824   $  123,201
Short-term interest bearing accounts                                               2,799        6,756
Trading securities, at fair value                                                    203          126
Securities available for sale, at fair value                                   1,007,583      909,341
Securities held to maturity (fair value $84,517 and $101,495)                     82,514      101,604
Federal Reserve and Federal Home Loan Bank stock                                  23,699       21,784
Loans and leases                                                               2,355,932    2,339,636
Less allowance for loan and lease losses                                          40,167       44,746
                                                                              ------------------------
  Net loans and leases                                                         2,315,765    2,294,890
Premises and equipment, net                                                       61,261       62,685
Goodwill                                                                          46,121       16,345
Intangible assets, net                                                             2,246       34,343
Other assets                                                                      59,711       67,127
                                                                              ------------------------
  Total assets                                                                $3,723,726   $3,638,202
                                                                              ========================
LIABILITIES, GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
  JUNIOR SUBORDINATE DEBENTURES, AND STOCKHOLDERS' EQUITY
Deposits
Demand (noninterest bearing)                                                  $  449,201   $  431,407
Savings, NOW, and money market                                                 1,183,603    1,097,156
Time                                                                           1,289,236    1,387,049
                                                                              ------------------------
  Total deposits                                                               2,922,040    2,915,612
Short-term borrowings                                                            105,601      122,013
Long-term debt                                                                   345,475      272,331
Other liabilities                                                                 41,228       44,891
                                                                              ------------------------
  Total liabilities                                                            3,414,344    3,354,847
                                                                              ------------------------
Guaranteed preferred beneficial interests in Company's junior
  subordinate debentures (capital securities)                                     17,000       17,000
                                                                              ------------------------
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par at December 31, 2002 and 2001.
  Authorized 2,500,000 shares
Common stock, $0.01 par value. Authorized 50,000,000 shares
  at December 31, 2002 and 2001; issued 34,401,171 and
  34,252,661 at December 31, 2002 and 2001 respectively                              344          343
Additional paid-in-capital                                                       210,443      209,176
Unvested restricted stock                                                           (127)           -
Retained earnings                                                                 95,085       72,531
Accumulated other comprehensive income                                            16,531        3,921
Common stock in treasury, at cost, 1,751,724 and 1,147,848 shares                (29,894)     (19,616)
                                                                              ------------------------
  Total stockholders' equity                                                     292,382      266,355
                                                                              ------------------------
  Total liabilities, guaranteed preferred beneficial interests in Company's
    junior subordinate debentures, and stockholders' equity                   $3,723,726   $3,638,202
                                                                              ========================

See accompanying notes to consolidated financial statements.
======================================================================================================


44                                               ANNUAL REPORT: NBT BANCORP INC.

CONSOLIDATED STATEMENTS OF INCOME
---------------------------------------------------------------------------------------------

=============================================================================================
                                                                       DECEMBER 31,
                                                              -------------------------------
(In thousands, except per share data)                           2002       2001       2000
---------------------------------------------------------------------------------------------
INTEREST, FEE, AND DIVIDEND INCOME
Interest and fees on loans and leases                         $167,185   $187,188   $181,699
Securities available for sale                                   54,404     60,241     69,346
Securities held to maturity                                      4,260      5,232      6,137
Trading securities                                                   8        649          8
Other                                                            1,365      2,124      3,191
                                                              -------------------------------
  Total interest, fee, and dividend income                     227,222    255,434    260,381
                                                              -------------------------------
INTEREST EXPENSE
Deposits                                                        63,332     98,522    107,293
Short-term borrowings                                            1,334      5,365     11,940
Long-term debt                                                  15,736     13,615     13,770
                                                              -------------------------------
  Total interest expense                                        80,402    117,502    133,003
                                                              -------------------------------
Net interest income                                            146,820    137,932    127,378
Provision for loan losses                                        9,073     31,929     10,143
                                                              -------------------------------
  Net interest income after provision for loan losses          137,747    106,003    117,235
                                                              -------------------------------
NONINTEREST INCOME
Service charges on deposit accounts                             13,875     12,756     10,193
Broker/dealer and insurance revenue                              5,780      4,500      2,723
Trust                                                            3,226      3,958      4,047
Net securities losses                                             (413)    (7,692)    (2,273)
Gain on sale of branch, net                                        220          -          -
Gain on sale of branch building                                      -      1,367          -
Other                                                            9,751      9,245      7,891
                                                              -------------------------------
  Total noninterest income                                      32,439     24,134     22,581
                                                              -------------------------------
NONINTEREST EXPENSE
Salaries and employee benefits                                  49,130     48,419     44,802
Occupancy                                                        8,333      8,704      7,761
Equipment                                                        7,066      7,228      7,271
Data processing and communications                              10,593     10,690      8,206
Professional fees and outside services                           6,589      6,338      5,082
Office supplies and postage                                      4,446      4,639      3,976
Amortization of unidentified intangible assets and goodwill          -      3,563      2,238
Amortization of intangible assets                                  774        685        811
Merger, acquisition and reorganization costs (recovery)           (130)    15,322     23,625
Writedowns of lease residual values                                  -      3,529        664
Deposit overdraft write-offs                                         -      2,125          -
Capital securities                                                 839      1,278      1,633
Loan collection and other real estate owned                      3,044      2,117        925
Other                                                           12,689     11,221     12,140
                                                              -------------------------------
  Total noninterest expense                                    103,373    125,858    119,134
                                                              -------------------------------
Income before income tax expense                                66,813      4,279     20,682
Income tax expense                                              21,814        542      6,528
                                                              -------------------------------
  Net income                                                  $ 44,999   $  3,737   $ 14,154
                                                              ===============================
EARNINGS PER SHARE
Basic                                                         $   1.36   $   0.11   $   0.44
Diluted                                                           1.35       0.11       0.44

Note:  All per share data has been restated to give retroactive effect to pooling-of-interests.
       See  accompanying  notes  to  consolidated  financial  statements.
=============================================================================================


ANNUAL REPORT: NBT BANCORP, INC.                                              45

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------

==============================================================================================================================

                                                                                                     ACCUMULATED
YEARS ENDED DECEMBER 31,                                    ADDITIONAL     UNVESTED                     OTHER         COMMON
2002, 2001, AND 2000                             COMMON      PAID-IN      RESTRICTED    RETAINED    COMPREHENSIVE    STOCK IN
(In thousands except share and per share data)    STOCK      CAPITAL        STOCK       EARNINGS    (LOSS)/INCOME    TREASURY
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                    $ 32,831   $   158,500   $         -   $  93,214   $      (26,757)  $ (12,960)
Net income                                             -             -             -      14,154                -           -
Cash dividends-$0.68 per share                         -             -             -     (18,424)               -           -
Payment in lieu of fractional shares                   -             -             -         (23)               -           -
Purchase of 139,393 treasury shares                    -             -             -           -                -      (1,680)
Issuance of 56,606 shares to employee
  benefit plans and other stock plans,
  including tax benefit                                7           582             -           -                -         578
Change of $1.00 stated value per share to
  $0.01 par value per share                      (32,509)       32,509             -           -                -           -
Issuance of 420,989 shares to purchase
  M. Griffith, Inc.                                    4         4,792             -           -                -           -
Retirement of 75,763 shares of treasury
  stock of pooled Company                             (1)         (961)            -           -                -         962
Other comprehensive income                             -             -             -           -           24,823           -
                                                ------------------------------------------------------------------------------
Balance at December 31, 2000                         332       195,422             -      88,921           (1,934)    (13,100)
Net income                                             -             -             -       3,737                -           -
Cash dividends-$0.68 per share                         -             -             -     (20,123)               -           -
Issuance of 1,075,366 shares to purchase
  First National Bancorp, Inc.                        11        15,991             -           -                -           -
Payment in lieu of fractional shares                   -             -             -          (4)               -           -
Purchase of 727,037 treasury shares                    -             -             -           -                -     (11,126)
Issuance of 223,515 shares to employee
  benefit plans and other stock plans,
  including tax benefit                                1        (1,529)            -           -                -       3,901
Retirement of 63,034 shares of treasury
  stock of pooled company                             (1)         (708)            -           -                -         709
Other comprehensive income                             -             -                         -            5,855           -
                                                ------------------------------------------------------------------------------
Balance at December 31, 2001                         343       209,176             -      72,531            3,921     (19,616)
Net income                                             -             -             -      44,999                -           -
Cash dividends-$0.68 per share                         -             -             -     (22,445)               -           -
Purchase of 624,333 treasury shares                    -             -             -           -                -     (10,803)
Issuance of 25,298 shares to the employee
  stock purchase plan                                  -           315             -           -                -           -
Issuance of 53,460 shares for the exercise
  of incentive stock options                           -           550             -           -                -           -
Issuance of 69,752 shares in exchange for
  40,687 treasury shares for the exercise
  of incentive stock options                           1           580             -           -                -        (581)
Issuance of 47,296 shares for the
  exercise
  of incentive and nonqualified stock
  options, including tax benefit                       -          (150)            -           -                -         868
Grant of 14,648 shares of restricted
  stock
awards                                                 -           (28)         (222)          -                -         250
Cancellation of 800 restricted stock
  awards                                               -             -            12           -                -         (12)
Amortization of restricted stock awards                -             -            83           -                -           -
Other comprehensive income                             -             -             -           -           12,610           -
                                                ------------------------------------------------------------------------------
Balance at December 31, 2002                    $    344   $   210,443   $      (127)  $  95,085   $       16,531   $ (29,894)
                                                ==============================================================================


YEARS ENDED DECEMBER 31,
2002, 2001, AND 2000
(In thousands except share and per share data)    TOTAL
---------------------------------------------------------
Balance at December 31, 1999                    $244,828
Net income                                        14,154
Cash dividends-$0.68 per share                   (18,424)
Payment in lieu of fractional shares                 (23)
Purchase of 139,393 treasury shares               (1,680)
Issuance of 56,606 shares to employee
  benefit plans and other stock plans,
  including tax benefit                            1,167
Change of $1.00 stated value per share to
  $0.01 par value per share                            -
Issuance of 420,989 shares to purchase
  M. Griffith, Inc.                                4,796
Retirement of 75,763 shares of treasury
  stock of pooled Company                              -
Other comprehensive income                        24,823
                                               ----------
Balance at December 31, 2000                     269,641
Net income                                         3,737
Cash dividends-$0.68 per share                   (20,123)
Issuance of 1,075,366 shares to purchase
  First National Bancorp, Inc.                    16,002
Payment in lieu of fractional shares                  (4)
Purchase of 727,037 treasury shares              (11,126)
Issuance of 223,515 shares to employee
  benefit plans and other stock plans,
  including tax benefit                            2,373
Retirement of 63,034 shares of treasury
  stock of pooled company                              -
Other comprehensive income                         5,855
                                               ----------
Balance at December 31, 2001                     266,355
Net income                                        44,999
Cash dividends-$0.68 per share                   (22,445)
Purchase of 624,333 treasury shares              (10,803)
Issuance of 25,298 shares to the employee
  stock purchase plan                                315
Issuance of 53,460 shares for the exercise
  of incentive stock options                         550
Issuance of 69,752 shares in exchange for
  40,687 treasury shares for the exercise
  of incentive stock options                           -
Issuance of 47,296 shares for the
  exercise
  of incentive and nonqualified stock
  options, including tax benefit                     718
Grant of 14,648 shares of restricted
  stock
awards                                                 -
Cancellation of 800 restricted stock
  awards                                               -
Amortization of restricted stock awards               83
Other comprehensive income                        12,610
                                               ----------
Balance at December 31, 2002                   $ 292,382
                                               ==========
=========================================================

Note: Cash dividends per share represent the historical cash dividends per share of NBT Bancorp Inc. All other share and per share data is adjusted to give retroactive effect to pooling-of-interests.
          See accompanying notes to consolidated financial statements.


46                                               ANNUAL REPORT: NBT BANCORP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------------

=========================================================================================================================

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                       ----------------------------------
(In thousands, except per share data)                                                     2002        2001        2000
-------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                             $  44,999   $   3,737   $  14,154
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for loan losses                                                                  9,073      31,929      10,143
Depreciation of premises and equipment                                                     6,573       6,197       6,646
Net amortization (accretion on) securities                                                   210      (5,369)       (678)
Amortization of goodwill and intangible assets                                               774       4,248       3,049
Amortization of restricted stock                                                              83           -           -
Deferred income tax expense (benefit)                                                      8,655      (6,333)     (2,194)
Proceeds from sale of loans held for sale                                                  6,676      16,570      25,425
Originations and purchases of loans held for sale                                         (6,824)    (14,360)    (20,950)
Purchase of trading securities                                                               (65)     (6,194)     (5,250)
Proceeds from sales of trading securities                                                      -      29,844       5,261
Net loss on disposal of premises and equipment                                                 -         164           -
Net losses (gains) on sales of loans held for sale                                           105         (27)       (172)
Net security losses                                                                          413       7,692       2,273
Net (gain) loss on sales of other real estate owned                                          (80)        (17)         28
Writedowns on other real estate owned                                                          -         253         235
Gain on sale of branch building                                                                -      (1,367)          -
Gain on sale of branch, net                                                                 (220)          -           -
Tax benefit from exercise of stock options                                                   199         327         660
Net decrease (increase) in other assets                                                    1,273      (5,471)     (1,725)
Net (decrease) increase in other liabilities                                             (10,980)     (8,579)     24,784
                                                                                       ----------------------------------
   Net cash provided by operating activities                                              60,864      53,244      61,689
                                                                                       ----------------------------------
INVESTING ACTIVITIES
Net cash and cash equivalents provided by acquisitions                                         -       9,509      74,434
Net cash paid in conjunction with branch sale                                            (29,171)          -           -
Securities available for sale
Proceeds from maturities, calls, and principal paydowns                                  382,285     335,280      98,755
Proceeds from sales                                                                      217,471      43,318     128,889
Purchases                                                                               (677,563)   (324,701)   (159,984
Securities held to maturity
Proceeds from maturities, calls, and principal paydowns                                   52,637      40,427      34,347
Purchases                                                                                (33,645)    (26,121)    (23,445)
Net increase in loans                                                                    (36,315)    (39,589)   (306,113
Net (increase) decrease in Federal Reserve and FHLB stock                                 (1,915)      9,902        (505)
Purchases of premises and equipment, net                                                  (6,851)     (8,451)     (1,642)
Proceeds from sales of other real estate owned                                             1,113       3,476       4,272
                                                                                       ----------------------------------
   Net cash (used in) provided by investing activities                                  (131,954)     43,050    (150,992)
                                                                                       ----------------------------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                                       40,689     (36,214)    132,950
Net (decrease) increase in short-term borrowings                                         (16,412)    (63,437)     13,129
Proceeds from issuance of long-term debt                                                  80,000     247,083       5,000
Repayments of long-term debt                                                              (6,856)   (215,005)    (22,543)
Proceeds from the issuance of shares to employee benefit plans and other stock plans       1,583       2,046         507
Purchase of treasury stock                                                               (10,803)    (11,126)     (1,680)
Cash dividends and payment for fractional shares                                         (22,445)    (20,127)    (18,447)
                                                                                       ----------------------------------
   Net cash provided by (used in) financing activities                                    65,756     (96,780)    108,916
                                                                                       ----------------------------------
   Net (decrease) increase in cash and cash equivalents                                   (5,334)       (486)     19,613
Cash and cash equivalents at beginning of year                                           129,957     130,443     110,830
                                                                                       ----------------------------------
Cash and cash equivalents at end of year                                               $ 124,623   $ 129,957   $ 130,443
                                                                                       ==================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                                                               $  85,224   $ 124,362   $ 125,886
Income taxes                                                                              10,800       8,361      10,093
Noncash investing activities:
Transfer of securities available for sale to trading securities                        $       -   $   3,804   $  20,286
Adjustment of securities AFS to fair value and decrease in net unrealized loss on
  securities AFS transferred to investment securities held to maturity, net of tax             -           -      24,823
Transfer of loans to other real estate owned                                               3,352       3,400       3,634
Fair value of assets (sold) acquired                                                      (3,323)    109,599      43,873
Fair value of liabilities (sold) assumed                                                 (34,263)    112,134     133,891
Common stock issued for acquisitions                                                           -      16,002       4,796

See accompanying notes to consolidated financial statements.
=========================================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               47

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-------------------------------------------------------------------------------------------------------------------

===================================================================================================================

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                           ------------------------
(In thousands)|                                                                             2002     2001    2000
-------------------------------------------------------------------------------------------------------------------
Net Income                                                                                 $44,999  $3,737  $14,154
                                                                                           ------------------------
OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized net holding gains arising during the year (ore-tax amounts of
  $20,564, $2,779, and $36,323)                                                             12,365   1,641   23,334
Less reclassification adjustment for net losses related to securities available for sale
  included in net income (pre-tax amounts of $408, $7,124, and $2,320)                         245   4,214    1,489
                                                                                           ------------------------
  Total other comprehensive income                                                          12,610   5,855   24,823
                                                                                           ------------------------
  Comprehensive income                                                                     $57,609  $9,592  $38,977
                                                                                           ========================

See accompanying notes to consolidated financial statements
===================================================================================================================


48                                               ANNUAL REPORT: NBT BANCORP INC.

NBT BANCORP INC. AND SUBSIDIARIES:
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

The accounting and reporting policies of NBT Bancorp Inc. (Bancorp) and its subsidiaries, NBT Bank, N.A. (NBT Bank) NBT Financial Services, Inc., and CNBF Capital Trust I, conform, in all material respects, to accounting principles generally accepted in the United States of America (GAAP) and to general practices within the banking industry. Collectively, Bancorp and its subsidiaries are referred to herein as "the Company."

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

     Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan and lease losses and the valuation of other real estate owned acquired in connection with foreclosures. In connection with the determination of the allowance for loan and lease losses and the valuation of other real estate owned, management obtains appraisals for properties.

     The following is a description of significant policies and practices:


CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Bancorp and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation. In the "Parent Company Financial Information," the investment in subsidiaries is carried under the equity method of accounting.


SEGMENT  REPORTING

The Company's operations are primarily in the community banking industry and include the provision of traditional banking services. The Company operates solely in the geographical regions of central and northern New York and northeastern Pennsylvania. The Company has identified separate operating segments; however, these segments did not meet the quantitative thresholds for separate disclosure.


CASH  EQUIVALENTS

The Company considers amounts due from correspondent banks, cash items in process of collection, and institutional money market mutual funds to be cash equivalents for purposes of the consolidated statements of cash flows.


SECURITIES

The Company classifies its securities at date of purchase as either available for sale, held to maturity, or trading. Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders' equity as a component of accumulated other comprehensive income or loss. Held to maturity securities are recorded at amortized cost. Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Securities with an other-than-temporary impairment are generally placed on nonaccrual status.

     Nonmarketable equity securities are carried at cost, with the exception of investments owned by NBT Bank's small business investment company (SBIC) subsidiary, which are carried at fair value with net unrealized gains and losses recognized currently in income in accordance with SBIC rules.


ANNUAL REPORT: NBT BANCORP INC.                                               49

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


LOANS AND LEASES

Loans are recorded at their current unpaid principal balance, net of unearned income and unamortized loan fees and expenses, which are amortized under the effective interest method over the estimated lives of the loans. Interest income on loans is accrued based on the principal amount outstanding.

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

     If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on a nonaccrual loan is applied to principal until ultimate repayment becomes expected. Nonaccrual loans are returned to accrual status when they become current as to principal and interest or demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest. When in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part.

     Commercial type loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement, and all loan types are considered impaired if the loan is restructured in a troubled debt restructuring.

     A loan is considered to be a trouble debt restructured loan (TDR) when the Company grants a concession to the borrower because of the borrower's financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.


ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is the amount which, in the opinion of management, is necessary to absorb probable losses inherent in the loan and lease portfolio. The allowance is determined based upon numerous considerations, including local economic conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, comprehensive reviews of the loan portfolio by the independent loan review staff and management, as well as consideration of volume and trends of delinquencies, nonperforming loans, and loan charge-offs. As a result of the test of adequacy, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.

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


50                                               ANNUAL REPORT: NBT BANCORP INC.

Company considers the estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

     Management believes that the allowance for loan and lease losses is adequate. While management uses available information to recognize loan and lease losses, future additions to the allowance for loan and lease losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance for loan and lease losses based on their judgments about information available to them at the time of their examination which may not be currently available to management.


PREMISES  AND  EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment is determined using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred.


OTHER  REAL  ESTATE  OWNED

Other real estate owned (OREO) consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or "cost" (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.


GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 (see "New Accounting Pronouncement-Business Combinations, Goodwill and Other Intangible Assets, and Certain Acquisitions of Banking of Thrift Institutions"), goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, was being amortized over 15 to 40 years on a straight-line basis. Other intangible assets, which included core deposit intangible ("CDI") and unidentified intangible assets, were being amortized over their expected useful lives, which range from 5 to 25 years, on a straight-line basis. The Company reviewed goodwill and other intangible assets on a periodic basis for events or changes in circumstances that may have indicated that the carrying amount of goodwill and other intangible assets were not recoverable. See "New Accounting Pronouncement-Business Combinations, Goodwill and Other Intangible Assets, and Certain Acquisitions of Banking of Thrift Institutions" for further information regarding the accounting for goodwill and other intangible assets subsequent to December 31, 2001.


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


STOCK-BASED  COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for


ANNUAL REPORT: NBT BANCORP INC.                                               51

Stock Issued to Employees, and related interpretations. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the estimated fair value of all stock based awards measured on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock-based grants made in 1995 and thereafter as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

     At December 31, 2002, the Company has two stock option plans (Plans). Under the terms of the plans, options are granted to directors and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted have a vesting period of four years and terminate eight or ten years from the date of the grant.

     The per share weighted average fair value of stock options granted during 2002, 2001, and 2000 was $2.24, $3.70, and $3.35, respectively. The fair value of each award is estimated on the grant date using the BlackScholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31:

===============================================================
                                YEARS ENDED DECEMBER 31,
                          -------------------------------------
                             2002         2001         2000
---------------------------------------------------------------
Dividend yield                  4.07%        4.26%        5.34%
Expected volatility            19.13%       30.19%       29.88%
Risk-free interest rates  3.48%-4.74%  4.63%-5.04%  6.04%-6.62%
Expected life                7 YEARS      7 years      7 years
===============================================================

     Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

==============================================================================================================
                                                                                  YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                              2002         2001         2000
--------------------------------------------------------------------------------------------------------------
NET INCOME
As reported                                                                 $44,999   $        3,737  $14,154
Add: Stock-based compensation expense included in reported net income,
  net of related tax effects                                                     50               43       40
Deduct: Total stock-based compensation expense determined under fair value
  based methods for all awards, net of related tax effects                     (995)          (1,330)    (933)
                                                                            ----------------------------------
Pro forma net income                                                         44,054            2,450   13,261
                                                                            ==================================
BASIC EARNINGS PER SHARE
As reported                                                                    1.36             0.11     0.44
Pro forma                                                                      1.34             0.07     0.41
DILUTED EARNINGS PER SHARE
As reported                                                                    1.35             0.11     0.44
Pro forma                                                                      1.33             0.07     0.41
==============================================================================================================

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


52                                               ANNUAL REPORT: NBT BANCORP INC.

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

     All share and per share data is restated to give retroactive effect to pooling-of-interests and stock dividends.


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


PENSION COSTS

The Company maintains a noncontributory, defined benefit pension plan covering substantially all employees, as well as supplemental employee retirement plans covering certain executives. Costs associated with these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses.


TRUST

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company. Such assets totaled $1.4 billion and $1.3 billion at December 31, 2002 and 2001, respectively. Trust income is recognized on the accrual method based on contractual rates applied to the balances of trust accounts.


NEW ACCOUNTING PRONOUNCEMENT-ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. At that time, the Company had certain embedded derivative instruments from the recently acquired CNB Bank related to a deposit product and two debt securities that had costs and returns linked to the performance of the NASDAQ 100 index. Management determined that these debt securities and the deposit product did not qualify for hedge accounting under SFAS No. 133. The embedded derivatives were separated from the underlying host instruments for financial reporting purposes and accounted for at fair value. In connection with the adoption of SFAS No. 133 as of January 1, 2001, the Company recorded a charge to earnings for a transition adjustment of $159,000 ($95,000, after-tax) for the net impact of recording these embedded derivatives on the consolidated balance sheet at fair value. Due to the insignificance of the amount, the transition adjustment was not reflected as a cumulative effect of a change in accounting principle on the consolidated statement of income for the year ended December 31, 2001, but was instead recorded in net securities (losses) gains. During the year ended December 31, 2001, and before the closing of the CNB merger, the Company recorded a $640,000 net loss related to the adjustment of the embedded derivatives to fair value. As of December 31, 2001, the embedded derivatives referred to above were completely written off as these derivatives had no value. During the first quarter of 2002, the two debt securities with embedded derivative instruments noted above were sold at approximately their carrying value, as the securities did not meet the risk profile of the Company's security portfolio.

     At December 31, 2002, the Company has no other derivatives as currently defined by SFAS No. 133.


ANNUAL REPORT: NBT BANCORP INC.                                               53

NEW ACCOUNTING PRONOUNCEMENT-BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS, AND CERTAIN ACQUISITIONS OF BANKING OR THRIFT INSTITUTIONS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, accounting for the impairment or disposal of long-lived assets.

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

     The unidentified intangible assets acquired in the acquisition of a bank or thrift (including acquisitions of branches), where the fair value of the liabilities assumed exceeds the fair value of the assets acquired, meeting certain conditions was amortized to expense under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. In October 2002, SFAS No. 147, Acquisitions of Certain Financial Institutions, was issued. This
Statement  amends  SFAS  No. 72 and 144 and Financial Accounting Standards Board
(FASB) Interpretation FIN No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FIN No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141 and No. 142. Accordingly, unidentified intangibles related to certain branch acquisitions are no longer amortized but are subject to impairment testing under SFAS No. 142. In addition, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The Statement is effective after September 30, 2002, with the application of its provisions applied retroactively to January 1, 2002. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Goodwill is required to be tested for impairment by the end of 2002, with impairment adjustments, if any, recorded as of the beginning of 2002.

     Note 8 provides further detail on the accounting for goodwill and other intangible assets under the standards set forth by SFAS No. 142 and No. 147 and the impact on the adoption on the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENT-ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

On August 16, 2001, the FASB issued SFAS No. 143 Accounting for Asset Retirement Obligations. Statement 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 applies to all entities. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under this Statement,


54                                               ANNUAL REPORT: NBT BANCORP INC.

the liability is discounted and the accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. The FASB issued this Statement to provide consistency for the accounting and reporting of liabilities associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is permitted. The Company does not expect a material impact on its consolidated financial statements when this Statement is adopted.


NEW ACCOUNTING PRONOUNCEMENT-ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

On October 3, 2001, The FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This Statement also supersedes the accounting and reporting provisions of APB Opinion No. 30 Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by broadening the presentation of discontinued operations to include more disposal transactions. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002, and the adoption did not have a material impact on its consolidated financial statements.


NEW ACCOUNTING PRONOUNCEMENT-RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of SFAS No. 145, companies will be required to apply the criteria in Accounting Principles Board, or APB, Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishment of debt. Upon adoption, companies must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. Additionally, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. All other provisions of SFAS No. 145 are effective for transactions occurring and/or financial statements issued on or after May 15, 2002. The implementation of SFAS No. 145 provisions, which were effective May 15, 2002, did not have a material impact on our consolidated financial condition or results of operations. The implementation of the remaining provisions is not expected to have a material impact on our consolidated financial condition or results of operations.


NEW ACCOUNTING PRONOUNCEMENT-ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement is effective for exit or disposal activities initiated after December 31, 2002. The Company will review the impact of applying this standard to any exit or disposal activities initiated after December 31, 2002.


NEW ACCOUNTING PRONOUNCEMENT-ACCOUNTING FOR STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which provides guidance on how to transition from the intrinsic value method of accounting for


ANNUAL REPORT: NBT BANCORP INC.                                               55
stock-based employee compensation under APB No. 25 to SFAS No. 123's fair value method of accounting, if a company so elects. The Company currently intends to continue to account for stock-based employee compensation under APB No. 25 in 2003.


NEW ACCOUNTING PRONOUNCEMENT-ACCOUNTING FOR GUARANTEES

In  November  2002,  the  FASB  issued  FASB  Interpretation  No.  45  (FIN 45),
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an a special purpose entity, and guarantees of a company's own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The requirements of FIN 45 will not have a material impact on the Company's consolidated results of operations, financial position, or liquidity.


NEW ACCOUNTING PRONOUNCEMENT-CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The requirements of FIN 46 will not have a material impact on the Company's consolidated results of operations, financial position, or liquidity.


(2)  MERGER AND ACQUISITION ACTIVITY
--------------------------------------------------------------------------------

The  Company  did  not  enter  into  any  mergers  or  acquisitions during 2002.

     On June 1, 2001, the Company completed the acquisition of First National Bancorp, Inc. (FNB) whereby FNB was merged with and into NBT Bancorp Inc. At the same time FNB's subsidiary, First National Bank of Northern New York (FNB Bank) was merged into NBT Bank, N.A. The acquisition was accounted for using the purchase method. As such, both the assets and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition and the results of operations are included in the Company's consolidated statement of income from the acquisition date forward. To complete the transaction, the Company issued approximately 1,075,000 shares of its common stock valued at $16.0 million. Goodwill, representing the cost over net assets acquired, was approximately $7.0 million and was being amortized prior to the adoption of SFAS No. 142 on January 1, 2002 on a straight-line basis based on a twenty year amortization period.

     On September 14, 2001, the Company acquired


56                                               ANNUAL REPORT: NBT BANCORP INC.

$14.4 million in deposits from Mohawk Community Bank. Unidentified intangible assets, accounted for in accordance with SFAS No. 72 and representing the excess of cost over net assets acquired, was $665,000 and is being amortized over 15 years on a straight-line basis. Additionally, the Company identified $119,000 of core deposit intangible asset which is being amortized over 6 years on a straight-line basis.

     On November 8, 2001, the Company, pursuant to a merger agreement dated June 18, 2001, completed its merger with CNB Financial Corp. (CNB) and its wholly owned subsidiary, Central National Bank (CNB Bank), whereby CNB was merged with and into NBT, and CNB Bank was merged with and into NBT Bank. CNB Bank then became a division of NBT Bank. In connection with the merger, CNB stockholders received 1.2 shares of the Company's common stock for each share of CNB stock and the Company issued approximately 8.9 million shares of common stock. The transaction is structured to be tax free to shareholders of CNB and has been accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements were restated to present combined consolidated financial condition and results of operations of NBT and CNB as if the merger had been in effect for all years presented. At September 30, 2001, CNB had consolidated assets of $983.1 million, deposits of $853.7 million, and equity of $62.8 million. CNB Bank operated 29 full service banking offices in nine upstate New York counties.

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

     The Lake Ariel and Pioneer Holding Company mergers qualified as tax-free exchanges and were accounted for as poolings-of-interests. Accordingly, the Company's consolidated financial statements were restated to present the combined consolidated financial condition and results of operations of all companies as if the mergers had been in effect for all years presented.

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

     On May 5, 2000, the Company consummated the acquisition of M. Griffith, Inc. a Utica, New York based securities firm offering investment, financial advisory and asset-management services, primarily in the Mohawk Valley region. At that time, M. Griffith, Inc., a full-service broker/dealer and a Registered Investment Advisor, became a wholly owned subsidiary of NBT Financial Services, Inc. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. M. Griffith, Inc.'s, results of operations are included in the Company's consolidated statement of income from the date of acquisition forward. To complete the transaction, the Company issued approximately 421,000 shares of its common stock, valued at $4.8 million. Goodwill, representing the cost over net assets acquired, was $3.4 million and was being amortized, prior to the adoption of SFAS No. 142 on January 1, 2002, over fifteen years on a straight-line basis.

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


ANNUAL REPORT: NBT BANCORP INC.                                              57
of cost over net assets acquired, was $4.3 million and was being amortized over 15 years on the straight-line basis prior to the adoption of SFAS No. 147 on January 1, 2002. The branches' results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

     On November 10, 2000, Pennstar purchased six branches from Soverign Bank. deposits from the Soverign Bank branches were approximately $96.8 million, including accrued interest payable. Pennstar also purchased commercial loans associated with the branches with a net book balance of $42.4 million. In addition, the Company received $40.9 million in cash consideration for net liabilities assumed. The acquisition was accounted for using the purchase method. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of the acquisition. Unidentified intangible assets, accounted for in accordance with SFAS No. 72 and representing the excess of cost over net assets acquired, was $12.7 million and was being amortized over 15 years on a straight-line basis prior to the adoption of SFAS No. 147 as of January 1, 2002. The branches' results of operations are included in the Company's consolidated statement of income from the date of acquisition forward.

     During 2001 and 2000, the following merger, acquisition and reorganization costs were recognized:

=================================================
                                   YEARS ENDED
                                   DECEMBER 31,
                                 ----------------
                                  2001     2000
-------------------------------------------------
Professional fees                $ 5,956  $ 8,525
Data processing                    2,092    2,378
Severance                          3,270    7,278
Branch closing                     2,412    1,736
Advertising and supplies             313    1,337
Hardware and software write-off      402    1,428
Miscellaneous                        877      943
                                 ----------------
  Total                          $15,322  $23,625
                                 ================
=================================================

      As of December 31, 2002, the Company had a remaining accrued liability of $4.0 million for merger, acquisition, and reorganization costs recognized in 2001 and 2000. The remaining accrued liability is comprised mainly of severance costs, which will be paid out over a period of time consistent with respective severance agreements.


(3)  EARNINGS PER SHARE
--------------------------------------------------------------------------------

The following is a reconciliation of basic and diluted earnings per share for the years presented in the consolidated statements of income:

===========================================================================================================================
                                                                 YEARS ENDED DECEMBER 31
                                -------------------------------------------------------------------------------------------
                                            2002                           2001                            2000
                                -----------------------------  ------------------------------  ----------------------------
                                         WEIGHTED                       Weighted                       Weighted
(In thousands,                    NET    AVERAGE   PER SHARE     Net    average   Per share     Net    average   Per share
except per share data)          INCOME    SHARES     AMOUNT    income    shares     amount    income    shares     amount
---------------------------------------------------------------------------------------------------------------------------
Basic earnings per share        $44,999    32,983  $     1.36  $ 3,737    32,897  $     0.11  $14,154    32,291  $     0.44
EFFECT OF DILUTIVE SECURITIES
Stock based compensation                      205                            123                             45
Contingent shares                              47                             65                             69
                                         --------                       --------                       --------
Diluted earnings per share      $44,999    33,235  $     1.35  $ 3,737    33,085  $     0.11  $14,154    32,405  $     0.44
                                         --------                       --------                       --------
===========================================================================================================================


58                                               ANNUAL REPORT: NBT BANCORP INC.

     There were approximately 416,000, 936,000, and 923,000 weighted average stock options for the years ended December 31, 2002, 2001, and 2000, respectively, that were not considered in the calculation of diluted earnings per share since the stock options' exercise prices were greater than the average market price during these periods.


(4)  FEDERAL RESERVE BANK REQUIREMENT
--------------------------------------------------------------------------------

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14 day maintenance period ending December 25, 2002 was $51.5 million.


(5)  SECURITIES
--------------------------------------------------------------------------------
The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

==============================================================================================
                                                         UNREALIZED   UNREALIZED    ESTIMATED
(In thousands)                          AMORTIZED COST      GAINS       LOSSES     FAIR VALUE
----------------------------------------------------------------------------------------------
DECEMBER 31, 2002
U.S. TREASURY                           $           502  $        12  $         -  $       514
FEDERAL AGENCY                                  143,273        2,997            -      146,270
STATE & MUNICIPAL                                88,237        4,126           19       92,344
MORTGAGE-BACKED                                 667,511       20,164            5      687,670
COLLATERALIZED MORTGAGE OBLIGATIONS              32,714          482           26       33,170
ASSET-BACKED SECURITIES                          11,339          222        1,573        9,988
CORPORATE                                        14,024          330          138       14,216
OTHER SECURITIES                                 22,489          942           20       23,411
                                        ------------------------------------------------------
  TOTAL SECURITIES AVAILABLE FOR SALE   $       980,089  $    29,275  $     1,781  $ 1,007,583
                                        ======================================================
December 31, 2001
U.S. Treasury                           $        12,392  $        64  $       699  $    11,757
Federal Agency                                  111,020        1,810          254      112,576
State & municipal                                92,982          576        1,573       91,985
Mortgage-backed                                 413,081        5,639          683      418,037
Collateralized mortgage obligations             184,777        2,335          826      186,286
Asset-backed securities                          32,391          642          838       32,195
Corporate                                        42,468          836        1,126       42,178
Other securities                                 13,707          687           67       14,327
                                        ------------------------------------------------------
  Total securities available for sale   $       902,818  $    12,589  $     6,066  $   909,341
                                        ======================================================
==============================================================================================

     Other securities include non-marketable equity securities, including certain securities acquired by NBT Bank's small business investment company
(SBIC) subsidiary, and trust preferred securities. Collateralized mortgage obligations at December 31, 2002 and 2001, include securities with an amortized cost of $1.8 million and $9.2 million, respectively and estimated fair value of $1.8 million and $9.1 million, respectively, that are privately issued and are not backed by Federal agencies. The remaining collateralized mortgage obligations were issued or backed by Federal agencies.


ANNUAL REPORT: NBT BANCORP INC.                                               59

     The following table sets forth information with regard to sales transactions of securities available for sale:

===============================================================================================================

                                                                                    YEARS ENDED DECEMBER 31
                                                                                 ------------------------------
(In thousands)                                                                     2002       2001      2000
---------------------------------------------------------------------------------------------------------------
Proceeds from sales                                                              $217,471   $43,318   $128,889
Gross realized gains                                                                7,725     2,213      1,751
Gross realized losses                                                              (7,473)   (1,046)      (604)
Other-than-temporary impairment write-downs                                          (660)   (8,291)    (3,467)
                                                                                 ------------------------------
  Net security (losses) gains and write-downs on securities available for sale       (408)   (7,124)    (2,320)
Net realized (losses) gains on trading securities and embedded derivatives             (5)     (568)        47
                                                                                 ------------------------------
  Net securities (losses) gains                                                  $   (413)  $(7,692)  $ (2,273)
                                                                                 ==============================
===============================================================================================================

     The security with other-than-temporary impairment charges at December 31, 2002 had a remaining carrying value, which approximated fair value, of $1.1 million, is classified as securities available for sale and is on the non-accrual status.

     Approximately, $1.4 million of the other-than temporary impairment charge in 2000 related to the Company's decision in late 2000 to sell certain debt securities available for sale with an amortized cost of $21.7 million. As a result of the decision to immediately sell these securities, they were considered to be other than-temporarily impaired. These securities were sold in early January 2001 at amounts approximating their carrying values. The remaining securities with other than temporary impairment charges at December 31, 2000 had carrying values totaling $1.4 million, which approximated fair value, at December 31, 2000, are classified as securities available for sale and are on the non-accrual status.

     At December 31, 2002 and 2001, securities available for sale with amortized costs totaling $519.7 million and $628.8 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at December 31, 2002, securities available for sale with an amortized cost of $51.9 million were pledged as collateral for securities sold under repurchase agreements.

     The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

=======================================================================================
                                      AMORTIZED   UNREALIZED   UNREALIZED    ESTIMATED
(In thousands)                           COST        GAINS       LOSSES     FAIR VALUE
---------------------------------------------------------------------------------------
DECEMBER 31, 2002
MORTGAGE-BACKED                           24,613  $     1,107  $         -  $    25,720
STATE & MUNICIPAL                         56,021          897            1       56,917
OTHER SECURITIES                           1,880            -            -        1,880
                                      -------------------------------------------------
  TOTAL SECURITIES HELD TO MATURITY       82,514  $     2,004  $         1  $    84,517
                                      =================================================
December 31, 2001
Mortgage-backed                           36,733  $       295  $       405       36,623
State & municipal                         64,715            -            -       64,715
Other securities                             156            1            -          157
                                      -------------------------------------------------
  Total securities held to maturity   $  101,604          296  $       405  $   101,495
                                      =================================================
=======================================================================================

     At December 31, 2002 and 2001, substantially all of the mortgage-backed securities available for sale and held to maturity held by the Company were issued or backed by Federal agencies.


60                                               ANNUAL REPORT: NBT BANCORP INC.

     The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2002:

=========================================================================================
(In thousands)                                     AMORTIZED COST   ESTIMATED FAIR VALUE
-----------------------------------------------------------------------------------------
DEBT SECURITIES CLASSIFIED AS AVAILABLE FOR SALE
Within one year                                    $        42,932  $              43,526
From one to five years                                     300,036                308,927
From five to ten years                                     485,380                497,864
After ten years                                            142,083                146,766
                                                   --------------------------------------
                                                   $       970,431  $             997,083
                                                   ======================================
DEBT SECURITIES CLASSIFIED AS HELD TO MATURITY
Within one year                                    $        25,744  $              25,751
From one to five years                                      26,015                 26,905
From five to ten years                                      15,211                 15,721
After ten years                                             15,544                 16,140
                                                   --------------------------------------
                                                   $        82,514  $              84,517
                                                   ======================================
=========================================================================================

     Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.
Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

     Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issues that exceeded 10% of consolidated stockholders' equity at December 31, 2002 and 2001.


(6)  LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
--------------------------------------------------------------------------------

A summary of loans and leases, net of deferred fees and origination costs, by category is as follows:

============================================================================
                                                            DECEMBER 31
                                                      ----------------------
(In thousands)                                           2002        2001
----------------------------------------------------------------------------
Residential real estate mortgages                     $  579,638  $  525,411
Commercial and commercial real estate mortgages          920,330     958,075
Real estate construction and development                  64,025      60,513
Agricultural and agricultural real estate mortgages      104,078     103,884
Consumer                                                 357,214     387,081
Home equity                                              269,553     232,624
Lease financing                                           61,094      72,048
                                                      ----------------------
  Total loans and leases                              $2,355,932  $2,339,636
                                                      ----------------------
============================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               61

     FHLB advances are collateralized by a blanket lien on the Company's residential real estate mortgages.

     Changes in the allowance for loan and lease losses for the three years ended December 31, 2002, are summarized as follows:

==========================================================================
                                                YEARS ENDED DECEMBER 31,=
                                             ------------------------------
(In thousands)                                 2002       2001       2000
---------------------------------------------------------------------------
Balance at January 1                         $ 44,746   $ 32,494   $28,240
Allowance related to purchase acquisitions          -        505       525
Provision                                       9,073     31,929    10,143
Recoveries                                      4,670      2,189     1,383
Charge-offs                                   (18,322)   (22,371)   (7,797)
                                             ------------------------------
Balance at December 31                       $ 40,167   $ 44,746   $32,494
                                             ==============================
===========================================================================

     The following table sets forth information with regard to nonperforming loans:

====================================================================================================
                                                                                AT DECEMBER 31,
                                                                           -------------------------
(In thousands)                                                              2002     2001     2000
----------------------------------------------------------------------------------------------------
Loans in nonaccrual status                                                 $24,009  $40,210  $17,103
Loans contractually past due 90 days or more and still accruing interest     1,976    2,975    8,430
Restructured loans                                                             409      603      656
                                                                           -------------------------
  Total nonperforming loans                                                $26,394  $43,788  $26,189
                                                                           =========================
====================================================================================================

     There were no material commitments to extend further credit to borrowers with nonperforming loans.

     Accumulated interest on the above nonaccrual loans of approximately $1.9 million, $3.2 million , and $1.0 million would have been recognized as income in 2002, 2001, and 2000, respectively, had these loans been in accrual status. Approximately $1.8 million, $0.6 million, and $0.5 million of interest on the above nonaccrual loans was collected in 2002, 2001, and 2000, respectively.

     At December 31, 2002 and 2001, the recorded investment in loans that are considered to be impaired totaled $17.4 million and $32.0 million, respectively, for which the related allowance for loan losses is $0.5 million and $1.4 million, respectively. As of December 31, 2002 and 2001, there were $15.5 million and $23.7 million, respectively, of impaired loans which did not have an allowance for loan losses due to the adequacy of their collateral. Included in total impaired loans at December 31, 2002 and 2001 were $0.4 million and $0.6 million, respectively, of restructured loans.

     The following provides additional information on impaired loans for the periods presented:

===================================================================================
                                                           YEARS ENDED DECEMBER 31
                                                          -------------------------
(In thousands)                                             2002     2001     2000
-----------------------------------------------------------------------------------
Average recorded investment on impaired loans             $23,549  $21,618  $12,191
Interest income recognized on impaired loans                1,469      591      308
Cash basis interest income recognized on impaired loans     1,469      591      308
===================================================================================


62                                               ANNUAL REPORT: NBT BANCORP INC.

RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers, and other related parties. Such loans, in management's opinion, do not present more than the normal risk of collectibility or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties and changes during the years are summarized as follows:

===================================================================
(In thousands)                                   2002       2001
-------------------------------------------------------------------
Balance at January 1                           $ 14,640   $  6,847
New loans                                         4,565     10,866
Change in Composition                               569        603
Repayments                                       (2,815)    (3,676)
                                               --------------------
Balance at December 31                         $ 16,959   $ 14,640
                                               ====================
===================================================================


(7)  PREMISES AND EQUIPMENT, NET
--------------------------------------------------------------------------------
A summary of premises and equipment follows:

===================================================================
                                                     DECEMBER 31
                                               --------------------
(In thousands)                                     2002       2001
Land, buildings, and improvements              $ 66,542   $ 65,350
Equipment                                        52,123     50,752
Construction in progress                            423        443
                                               --------------------
                                                119,088    116,545
Accumulated depreciation                         57,827     53,860
                                               --------------------
  Total premises and equipment                 $ 61,261   $ 62,685
                                               ====================
===================================================================

     Land, buildings, and improvements with a carrying value of approximately $4.0 million and $4.1 million at December 31, 2002 and 2001, respectively, are pledged to secure long-term borrowings.

     Rental expense included in occupancy expense amounted to $2.1 million in 2002, $2.1 million in 2001, and $1.9 million in 2000. The future minimum rental payments related to noncancelable operating leases with original terms of one year or more are as follows at December 31, 2002 (in thousands):

=========================================================
2003                                              $ 1,886
2004                                                1,571
2005                                                1,378
2006                                                1,237
2007                                                1,115
Thereafter                                          5,129
                                                  -------
  Total                                           $12,316
                                                  =======
=========================================================


ANNUAL REPORT: NBT BANCORP INC.                                               63

(8)  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS
--------------------------------------------------------------------------------

Upon the adoption of SFAS No.142 on January 1, 2002, and SFAS No. 147 on October 1, 2002, with retroactive application to January 1, 2002, the Company ceased amortizing its goodwill and unidentifiable intangible assets related to branch acquisitions, which decreased non-interest expense and increased net income in 2002 as compared to 2001 and 2000. The following table shows the pro forma effects of applying SFAS No. 142 and SFAS No. 147 to the 2001 and 2000 periods:

=========================================================================
                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                          ---------------
(In thousands, except per share amounts)                   2001    2000
-------------------------------------------------------------------------
GOODWILL AND UNIDENTIFIED INTANGIBLE ASSET AMORTIZATION
Pretax                                                    $3,563    2,238
After-tax                                                  2,426    1,553

NET INCOME
Reported                                                   3,737   14,154
Add back: after-tax amortization                           2,426    1,553
                                                          ---------------
  Adjusted                                                $6,163  $15,707
                                                          ===============
BASIC EARNINGS PER SHARE (EPS)
Reported                                                    0.11     0.44
Add back: after-tax amortization per share                  0.07     0.05
  Adjusted                                                $ 0.19  $  0.49

DILUTED EPS
Reported                                                    0.11     0.44
Add back: after-tax amortization per share                  0.07     0.05
  Adjusted                                                $ 0.19     0.48
=========================================================================

     Upon the adoption of SFAS No. 147 on October 1, 2002, approximately $30.6 million of unidentified intangible assets were reclassified to goodwill retroactive to January 1, 2002.

     A summary of goodwill by operating subsidiaries follows:

=================================================================================
                               JANUARY 1,    GOODWILL   IMPAIRMENT  DECEMBER 31,
(In thousands)                    2002       DISPOSED      LOSS         2002
---------------------------------------------------------------------------------
NBT Bank, N.A.                 $    44,667  $  (1,547)           -  $      43,120
NBT Financial Services, Inc.         3,001          -            -          3,001
                               --------------------------------------------------
  Total                        $    47,668  $  (1,547)           -  $      46,121
                               ==================================================
=================================================================================

     In connection with the sale of a branch during 2002, $1.5 million in goodwill were included in the carrying amount of the branch in determining the gain on disposal.

     The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and unidentified intangible assets. These intangible assets continue to be amortized over their estimated useful lives in accordance with SFAS No. 142, which range from one to twenty-five years. There were no adjustments to the useful lives of these intangible assets as a result of the adoption of SFAS No. 142.


64                                               ANNUAL REPORT: NBT BANCORP INC.

     A summary of core deposit and other intangible assets follows:

==============================================================
                                                 DECEMBER 31,
                                               ---------------
(In thousands)                                  2002    2001
--------------------------------------------------------------
CORE DEPOSIT INTANGIBLES
Gross carrying amount                          $5,433  $ 5,433
Less: accumulated amortization                  3,931    3,282
                                               ---------------
  Net carrying amount                           1,502    2,151
                                               ---------------
UNIDENTIFIED INTANGIBLE ASSETS
Gross carrying amount                           1,031   36,921
Less: accumulated amortization                    287    4,729
                                               ---------------
  Net carrying amount                             744   32,192
                                               ---------------
TOTAL INTANGIBLES WITH DEFINITE USEFUL LIVES
Gross carrying amount                           6,464   42,354
Less: accumulated amortization                  4,218    8,011
                                               ---------------
  Net carrying amount                          $2,246  $34,343
                                               ---------------
===============================================================

     Amortization expense on intangible assets with definite useful lives totaled $0.8 million for each of 2002, 2001, and 2000, respectively. Amortization expense on intangible assets with definite useful lives is expected to total $0.6 million for 2003 and $0.3 million for 2004, 2005, 2006 and 2007.


(9)  DEPOSITS
--------------------------------------------------------------------------------

The following table sets forth the maturity distribution of time deposits at December 31, 2002 (in thousands):
================================================================================

Within one year                                                       $  815,818
After one but within two years                                           235,981
After two but within three years                                         172,308
After three but within four years                                         18,076
After four but within five years                                          36,882
After five years                                                          10,171
                                                                      ----------
  Total                                                               $1,289,236
                                                                      ==========
================================================================================

     Time deposits of $100,000 or more aggregated $425.7 million and $558.6 million at year end 2002 and 2001, respectively.


ANNUAL REPORT: NBT BANCORP INC.                                               65

(10) SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------

Short-term borrowings total $105.6 million and $122.0 million at December 31, 2002 and 2001, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank (FHLB) advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB available for short-term financing and access to brokered deposits of approximately $562 million and $767 million at December 31, 2002 and 2001, respectively.

     In addition, the Company has two other lines of credit, expiring on November 6, 2003, which are available with the FHLB. The first is an overnight line of credit for approximately $80.0 million with interest based on existing market conditions. The second is a one-month overnight repricing line of credit for approximately $50.0 million with interest based on existing market conditions. As of December 31, 2002, there was $53.5 million (included in federal funds purchased) outstanding on the overnight lines of credit. Borrowings on these lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans.

     Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company's control.

     Information related to short-term borrowings is summarized as follows:

===========================================================================
(In thousands)                                  2002      2001      2000
---------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED

Balance at year-end                           $53,500   $31,000   $ 50,000
Average during the year                        17,404    30,752     52,218
Maximum month end balance                      53,500    47,200     70,695
Weighted average rate during the year            1.83%     4.79%      5.95%
Weighted average rate at December 31             1.35%     1.35%      6.66%

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Balance at year-end                           $51,851   $64,973   $ 46,050
Average during the year                        63,470    56,408     57,679
Maximum month end balance                      69,477    64,973    130,262
Weighted average rate during the year            1.43%     3.38%      5.02%
Weighted average rate at December 31             1.16%     1.62%      4.76%

OTHER SHORT-TERM BORROWINGS

Balance at year-end                           $   250   $26,040   $ 88,654
Average during the year                         6,165    36,002     84,991
Maximum month end balance                      25,787    71,654    131,077
Weighted average rate during the year            1.75%     5.35%      6.42%
Weighted average rate at December 31             1.10%     5.11%      6.65%
===========================================================================


66                                               ANNUAL REPORT: NBT BANCORP INC.

(11) LONG-TERM DEBT
--------------------------------------------------------------------------------

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company's long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans. A summary as of December 31, 2002 is as follows:

===================================================
                   AS OF DECEMBER 31, 2002
          -----------------------------------------
                    WEIGHTED              WEIGHTED
                     AVERAGE   CALLABLE    AVERAGE
MATURITY   AMOUNT     RATE      AMOUNT      RATE
---------------------------------------------------
2003      $100,334      4.94%  $       -
2004        30,000      3.42%          -
2005        55,000      4.59%     25,000      4.40%
2006        25,000      4.45%          -
2008        35,522      5.31%     35,000      5.29%
2009        75,000      5.25%     75,000      5.25%
2012        20,000      2.02%     20,000      2.02%
2025         4,619      1.55%          -
          --------             ---------
          $345,475             $ 155,000
          ========             =========
===================================================


(12) GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES
--------------------------------------------------------------------------------

On June 14, 1999, CNB established CNBF Capital Trust I (the Trust), which is a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures (capital securities). On August 4, 1999, the Trust issued $18.0 million in capital securities at 3-month LIBOR plus 275 basis points, which equaled 8.12% at issuance. The rate on the capital securities resets quarterly, equal to the 3-month LIBOR plus 275 basis points (4.55% and 5.35% for the December 31, 2002 and 2001 quarterly payments, respectively). The capital securities are the sole asset of the Trust. The obligations of the Trust are guaranteed by Bancorp. Capital securities totaling $1.0 million were issued to NBT. These capital securities were retired upon the merger of NBT and CNB (see note 2). The net proceeds from the sale of the capital securities were used for general corporate purposes and to provide a capital contribution of $15.0 million to CNB Bank, which was merged into NBT Bank. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions, subject to certain restrictions. The Bancorp's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from the NBT Bank. Accordingly, the Bancorp's ability to service the debentures is dependent upon the continued ability of NBT Bank to pay dividends (see also note 14). The capital securities are not classified as debt for financial statement purposes and therefore the expense associated with the capital securities is recorded as non-interest expense in the consolidated statements of income.


ANNUAL REPORT: NBT BANCORP INC.                                               67

(13) Income Taxes
--------------------------------------------------------------------------------

The significant components of income tax expense attributable to operations are:

======================================================
                             YEARS ENDED DECEMBER 31
                           ---------------------------
(In thousands)              2002      2001      2000
------------------------------------------------------
CURRENT
Federal                    $12,569  $ 5,404   $ 7,887
State                          590    1,471       835
                           ---------------------------
                            13,159    6,875     8,722
                           ---------------------------
DEFERRED
Federal                      7,048   (4,963)   (1,766)
State                        1,607   (1,370)     (428)
                           ---------------------------
                             8,655   (6,333)   (2,194)
                           ---------------------------
Total income tax expense   $21,814  $   542   $ 6,528
                           ===========================
======================================================

     Not included in the above table is income tax expense (benefit) of approximately $8.1 million, $3.7 million, and $13.2 million for 2002, 2001, and 2000, respectively, relating to unrealized gain (loss) on available for sale securities and tax benefits recognized with respect to stock options exercised, which were recorded directly in stockholders' equity.


68                                               ANNUAL REPORT: NBT BANCORP INC.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

=====================================================================================

                                                                       DECEMBER 31
                                                                    -----------------
(In thousands)                                                        2002     2001
-------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Allowance for loan and lease losses                                 $15,532   $17,140
Deferred compensation                                                 3,887     2,873
Postretirement benefit obligation                                     1,672     1,437
Writedowns on corporate debt securities                               2,123     2,868
Accrued severance and contract termination costs                        142     1,097
Pension and executive retirement                                          -       311
Other real estate owned                                                  86       193
Purchase accounting adjustments, net                                    100       223
Accrued liabilities                                                   1,313     1,905
Alternate minimum tax credit carry forward                              164       521
New York State tax credit carryforward                                    -       207
Intangible amortization                                                 752       663
Capital loss carryforward                                               553         -
Net operating loss carryforward                                         154         -
Other                                                                   285       346
                                                                    -----------------
Total deferred tax assets                                            26,763    29,784
                                                                    -----------------

DEFERRED TAX LIABILITIES
Pension and executive retirement                                      2,377         -
Premises and equipment, primarily due to accelerated depreciation     3,222     1,491
Equipment leasing                                                    11,071    10,335
Securities discount accretion                                           630       600
Deferred loan costs                                                     651       547
Tax bad debt reserve                                                    114       302
Other                                                                   220       277
Undistributed income of subsidiaries                                    901         -
                                                                    -----------------
  Total deferred tax liabilities                                     19,186    13,552
                                                                    -----------------
  Net deferred tax asset at year-end                                  7,577    16,232
Net deferred tax asset at beginning of year                          16,232     7,904
                                                                    -----------------
(Decrease) increase in net deferred tax asset                        (8,655)    8,328
Net deferred tax assets acquired                                          -     1,995
                                                                    -----------------
  Deferred tax benefit                                              $(8,655)  $ 6,333
                                                                    =================
=====================================================================================

     The above table does not include the recorded deferred tax liability of $11.0 million as of December 31, 2002 and $2.6 million as of December 31, 2001 related to the net unrealized holding gain/loss in the available-for-sale securities portfolio.

     Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2002 and 2001.

     At December 31, 2002, the Company has Federal and state net operating loss carryforwards of $410,000 and


ANNUAL REPORT: NBT BANCORP INC.                                               69

$292,000, respectively, which expire in 2021. At December 31, 2002 and 2001, the Company had alternative minimum tax credit carryforward of $164,000 and $521,000, respectively, which may be carried forward indefinitely. The utilization of the tax net operating loss and alternative minimum tax credit carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company believes these limitations will not prevent the carryforward benefits from being realized. At December 31, 2002, the Company also has a capital loss carryforward of $1,436,000 which expires in 2007.

     The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

======================================================================
                                             YEARS ENDED DECEMBER 31
                                          ----------------------------
(In thousands)                              2002      2001      2000
----------------------------------------------------------------------
Federal income tax at statutory rate      $23,384   $ 1,498   $ 7,239
Tax exempt income                          (2,493)   (2,475)   (2,677
Nondeductible expenses                        122       400       274
Nondeductible merger expenses                   -     1,419     2,122
Net increase in CSV of life insurance        (153)     (121)     (230)
Dividend received deduction                  (177)     (142)     (139)
State taxes, net of federal tax benefit     1,428        66       264
Other, net                                   (297)     (103)     (325)
                                          ----------------------------
  Income tax expense                      $21,814   $   542   $ 6,528
======================================================================


(14) STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At December 31, 2002, approximately $9.8 million of the total stockholders' equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

     In November 1994, the Company adopted a Stockholder Rights Plan (Plan) designed to ensure that any potential acquirer of the Company negotiate with the board of directors and that all Company stockholders are treated equitably in the event of a takeover attempt. At that time, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar rights are attached to each share of the Company's common stock issued after November 15, 1994. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 20% or more of the Company's outstanding common stock, begins a tender or exchange offer for 25% or more of the Company's outstanding common stock, or an adverse person, as declared by the board of directors, acquires 10% or more of the Company's outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company's common stock and, therefore, the Rights will be transferred upon the transfer of shares of the Company's common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series R Preferred Stock, no par value, and $0.01 stated value per share of the Company at a price of $100.

     The Plan also provides that upon the occurrence of certain specified events, the holders of Rights will be entitled to acquire additional equity interests, in the Company or in the acquiring entity, such interests having a


70                                               ANNUAL REPORT: NBT BANCORP INC.

market value of two times the Right's exercise price of $100. The Rights, which expire November 14, 2004, are redeemable in whole, but not in part, at the Company's option prior to the time they are exercisable, for a price of $0.01 per Right.


(15) REGULATORY CAPITAL REQUIREMENTS
--------------------------------------------------------------------------------

Bancorp and NBT Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NBT Bank must meet specific capital guidelines that involve quantitative measures of NBT Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the NBT Bank's to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2002 and 2001, the Company and NBT Bank meet all capital adequacy requirements to which they were subject.

     Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. As of December 31, 2002, the most recent notification from NBT Bank's regulators categorized NBT Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized NBT Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 capital to average asset ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NBT Bank's category.

     The Company and NBT Bank's actual capital amounts and ratios are presented as follows:


ANNUAL REPORT: NBT BANCORP INC.                                              71

====================================================================================================
                                                                 REGULATORY RATIO REQUIREMENTS
                                                ACTUAL       ---------------------------------------
                                           ----------------       MINIMUM        FOR CLASSIFICATION
(Dollars in thousands)                      AMOUNT   RATIO   CAPITAL ADEQUACY   AS WELL CAPITALIZED
----------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2002
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS):
COMPANY COMBINED                           $275,954  11.18%              8.00%                10.00%
NBT BANK                                    270,435  11.12%              8.00%                10.00%

TIER I CAPITAL (TO RISK WEIGHTED ASSETS)
COMPANY COMBINED                            244,992   9.93%              4.00%                 6.00%
NBT BANK                                    239,904   9.86%              4.00%                 6.00%

TIER I CAPITAL (TO AVERAGE ASSETS)
COMPANY COMBINED                            244,992   6.73%              4.00%                 5.00%
NBT BANK                                    239,904   6.62%              4.00%                 5.00%

As of December 31, 2001
Total capital (to risk weighted assets)
Company combined                           $259,316  10.69%              8.00%                10.00%
NBT Bank                                    253,401  10.54%              8.00%                10.00%

Tier I Capital (to risk weighted assets)
Company combined                            228,803   9.43%              4.00%                 6.00%
NBT Bank                                    223,170   9.28%              4.00%                 6.00%

Tier I Capital (to average assets)
Company combined                            228,803   6.34%              4.00%                 5.00%
NBT Bank                                    223,170   6.24%              4.00%                 5.00%
====================================================================================================


(16) EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

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

     The net periodic pension expense and the funded status of the plan are as follows:


72                                               ANNUAL REPORT: NBT BANCORP INC.

===================================================================================================
                                                                       YEARS ENDED DECEMBER 31
                                                                    -------------------------------
(In thousands)                                                        2002       2001       2000
---------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                        $  1,484   $  1,968   $  1,382
Interest cost                                                          2,041      2,038      2,041
Expected return on plan assets                                        (2,549)    (2,703)    (2,790)
Amortization of initial unrecognized asset                              (192)      (196)      (196)
Amortization of prior service cost                                       160        234        233
Amortization of unrecognized net gain                                      -        (23)      (117)
                                                                    -------------------------------
  Net periodic pension cost                                         $    944   $  1,318   $    553
                                                                    ===============================
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation at beginning of year                             $(31,846)  $(28,867)  $(27,364)
Service cost                                                          (1,484)    (1,968)    (1,382)
Interest cost                                                         (2,041)    (2,038)    (2,041)
Actuarial (loss) gain                                                 (1,238)    (1,438)    (1,309)
Benefits paid                                                          3,348      2,465      2,933
Prior service cost                                                     1,319          -        296
                                                                    -------------------------------
  Projected benefit obligation at end of year                       $(31,942)  $(31,846)  $(28,867)
                                                                    ===============================
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                        29,548   $ 28,666   $ 31,091
Actual return on plan assets                                          (1,598)      (814)       302
Employer contributions                                                 8,000      3,950          -
Benefits paid                                                         (3,348)    (2,465)    (2,933)
Actuarial gain due to measurement date prior to December 31                -        211        206
                                                                    -------------------------------
  Fair value of plan assets at end of year                          $ 32,602   $ 29,548   $ 28,666
                                                                    ===============================
Plan assets (less than) in excess of projected benefit obligation   $    660   $ (2,298)  $   (201)
Unrecognized portion of net asset at transition                       (1,172)    (1,364)    (1,560)
Unrecognized net actuarial loss (gain)                                 8,298      2,913     (1,854)
Unrecognized prior service cost                                        1,527      3,006      3,240
                                                                    -------------------------------
  Prepaid (accrued) pension cost                                    $  9,313   $  2,257   $   (375)
                                                                    ===============================
WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                                           6.50%      7.00%      7.25%
Expected long-term return on plan assets                                9.00%      9.00%      9.00%
Rate of compensation increase                                           4.00%      4.00%      4.00%
===================================================================================================

     In addition to the Company's noncontributory defined benefit retirement and pension plan, the Company provides a supplemental employee retirement plans to certain current and former executives. The amount of the liabilities recognized in the Company's consolidated balance sheets associated with these plans was $7.1 million and $6.4 million at December 31, 2002 and 2001, respectively. The charges to expense with respect to these plans amounted to $1.0 million, $0.4 million, and $1.7 million for the years ended December 31, 2002, 2001, and 2000, respectively. The discount rate used in determining the actuarial present values of the projected benefit obligations was 6.50%, 7.00%, and 7.25%, at December 31, 2002, 2001, and 2000, respectively.


POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain health care benefits for retired employees. Benefits are accrued over the employees' active service period. Only employees that were employed by NBT Bank on or before January 1, 2000 are eligible to receive postretirement health care


ANNUAL REPORT: NBT BANCORP INC.                                               73
benefits. The plan is contributory for participating retirees, requiring participants to absorb certain deductibles and coinsurance amounts with contributions adjusted annually to reflect cost sharing provisions and benefit limitations called for in the plan. Employees become eligible for these benefits if they reach normal retirement age while working for the Company. The Company funds the cost of postretirement health care as benefits are paid. The Company elected to recognize the transition obligation on a delayed basis over twenty years.

     The net postretirement health benefits expense and obligations (the plan is unfunded) are as follows:

===============================================================================
                                                      YEARS ENDED DECEMBER 31
                                                  -----------------------------
(In thousands)                                      2002       2001      2000
-------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                      $    221   $   175   $   199
Interest cost                                          454       300       304
Amortization of transition obligation                   39        39       124
Amortization of (gains) and losses                     141        31       (15)
Amortization of unrecognized prior service cost        (27)      (14)        -
                                                  -----------------------------
  Net periodic postretirement benefit cost        $    828   $   531   $   612
                                                  =============================

CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Benefit obligation at beginning of the year       $  5,399   $ 4,738   $ 3,959
Service cost                                           221       175       199
Interest cost                                          454       300       304
Plan participants' contributions                         -         -       129
Actuarial loss (gain)                                1,976     1,640       439
Amendments                                            (168)   (1,224)        -
Benefits paid                                         (366)     (230)     (292)
                                                  -----------------------------
Accumulated benefit obligation at end of year     $  7,516   $ 5,399   $ 4,738
                                                  =============================

COMPONENTS OF ACCRUED BENEFIT COST
Accumulated benefit obligation at end of year     $( 7,516)  $(5,399)  $(4,738)
Unrecognized transition obligation                     101       139     1,196
Unrecognized prior service cost                       (333)     (192)        -
Unrecognized actuarial net loss                      3,912     2,077       468
                                                  -----------------------------
  Accrued benefit cost                            $ (3,836)  $(3,375)   (3,074)
                                                  =============================
Weighted average discount rate                        6.50%     7.00%     7.25%
===============================================================================

     The Company used a health care trend rate in calculating the postretirement cost of 9.0% during December 31, 2002, grading down uniformly to 5.0% for 2010 and thereafter.

     Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A onepercentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2002:

===========================================================================================
                                                           1-PERCENTAGE      1-PERCENTAGE
(IN THOUSANDS)                                            POINT INCREASE    POINT DECREASE
-------------------------------------------------------------------------------------------
Effect on total service and interest cost components      $           152  $          (122)
Effect on postretirement accumulated benefit obligation             1,391           (1,151)
===========================================================================================


74                                               ANNUAL REPORT: NBT BANCORP INC.

EMPLOYEE 401(K) AND EMPLOYEE STOCK OWNERSHIP PLANS

At December 31, 2002, the Company maintains a 401(k) and employee stock ownership plan (the Plan). The Company contributes to the Plan based on employees' contributions out of their annual salary. In addition, the Company may also make discretionary contributions to the Plan based on profitability. Participation in the plan is contingent upon certain age and service requirements.

     Through December 31, 2000, Pennstar maintained a profit-sharing plan and a 401(k) savings plan for employees of the former LA Bank, N.A. and maintained an ESOP and a savings and investment plan for employees of the former Pioneer
American Bank, N.A. On January 1, 2001, these plans were merged into the Company's plan. CNB maintained a 401(k) plan. On January 1, 2002, the CNB plan was merged into the company's plan. The recorded expenses associated with these plans was $1.3 million in 2002, $0.8 million in 2001, and $1.7 million in 2000.


STOCK OPTION PLANS

The following is a summary of changes in options outstanding:

============================================================================
                                                     WEIGHTED AVERAGE OF
                                                  EXERCISE PRICE OF OPTIONS
                              NUMBER OF OPTIONS        UNDER THE PLANS
----------------------------------------------------------------------------
Balance at December 31, 1999          1,290,252   $                    13.73
Granted                                 515,369                        13.67
Exercised                              (277,880)                        7.32
Lapsed                                  (49,917)                       14.14
                              ----------------------------------------------
Balance at December 31, 2000          1,477,824                        13.59
Granted                                 726,746                        15.13
Exercised                              (219,659)                        8.92
Lapsed                                  (79,036)                       15.83
                              ----------------------------------------------
Balance at December 31, 2001          1,905,875                        14.61
Granted                                 497,670                        14.40
Exercised                              (170,661)                        9.69
Lapsed                                  (40,661)                       14.09
                              ----------------------------------------------
BALANCE AT DECEMBER 31, 2002          2,192,223   $                    14.96
                              ==============================================
============================================================================

     The following table summarizes information concerning stock options outstanding at December 31, 2002:

========================================================================================================
                                OPTIONS OUTSTANDING
                  ------------------------------------------------------         OPTIONS EXERCISABLE
                                  WEIGHTED AVERAGE                        ------------------------------
RANGE OF            NUMBER     REMAINING CONTRACTUAL   WEIGHTED AVERAGE     NUMBER     WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING     LIFE (IN YEARS)       EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
--------------------------------------------------------------------------------------------------------
$4.01-8.50             30,696                    1.99  $            6.37       30,696  $            6.37
8.51-13.00            406,614                    4.75              10.67      387,413              10.68
13.01-17.50         1,367,641                    8.12              15.17      446,918              15.42
17.51-22.00           387,272                    5.86              19.39      331,069              19.33
--------------------------------------------------------------------------------------------------------
$4.01-22.00         2,192,223                    7.01  $           14.96    1,196,096  $           14.73
========================================================================================================
========================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               75

(17) COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

The Company's concentrations of credit risk are reflected in the consolidated balance sheets. The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

     At December 31, 2002, approximately 62% of the Company's loans are secured by real estate located in central and northern New York and northeastern Pennsylvania. Accordingly, the ultimate collectibility of a substantial portion of the Company's portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

     The Company is a party to certain financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit, and as certain mortgage loans sold to investors with recourse. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit, and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit standards in making commitments and conditional obligations as it does for on balance sheet instruments.

===========================================================================
                                                           AT DECEMBER 31
                                                         ------------------
(In thousands)                                             2002      2001
---------------------------------------------------------------------------
Unused lines of credit                                   $ 72,458  $ 58,315
Commitments to extend credits, primarily variable rate    336,665   285,130
Standby letters of credit                                  24,659    20,984
Loans sold with recourse                                 $ 15,022  $ 18,258
===========================================================================

     The total amount of loans serviced by the Company for unrelated third parties was approximately $77.2 million and $93.2 million at December 31, 2002 and 2001, respectively.

     In the normal course of business there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the consolidated balance sheets or results of operations of the Company.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

     The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.


76                                               ANNUAL REPORT: NBT BANCORP INC.

(18) PARENT COMPANY FINANCIAL INFORMATION
--------------------------------------------------------------------------------

CONDENSED BALANCE SHEETS
===========================================================================
                                                            DECEMBER 31
                                                         ------------------
(In thousands)                                             2002      2001
---------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                $  5,038  $  1,971
Securities available for sale, at estimated fair value      6,624     8,401
Investment in subsidiaries, on equity basis               305,080   279,725
Other assets                                               13,243    11,654
                                                         ------------------
  Total assets                                           $329,985  $301,751
                                                         ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities                                        $ 37,603  $ 35,396
Stockholders' equity                                      292,382   266,355
                                                         ------------------
  Total liabilities and stockholders' equity             $329,985  $301,751
                                                         ==================
===========================================================================

CONDENSED STATEMENTS OF INCOME
                                                                               YEARS ENDED DECEMBER 31
                                                                            -----------------------------
                                                                              2002      2001       2000
---------------------------------------------------------------------------------------------------------
Gain on sale of building                                                     $   220  $      -   $     -
Dividends from subsidiaries                                                   32,803    27,775    35,270
Management fee from subsidiaries                                              43,377    25,860    17,266
Interest and other dividend income                                               540     1,273     1,578
Net gain on sale of securities available for sale                                341       294       151
                                                                            -----------------------------
                                                                              77,281    55,202    54,265
                                                                              44,513    41,535    36,374
Income before income tax (benefit) expense and (distributions in
  equity in excess of) undistributed income of subsidiaries                   32,768    13,667    17,891
Income tax (benefit) expense                                                      22    (3,907)   (5,738)
Equity in (distributions in excess of) undistributed income of subsidiaries   12,253   (13,837)   (9,475)
                                                                            -----------------------------
                                                                             $44,999  $  3,737   $14,154
                                                                            =============================
=========================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               77

CONDENSED STATEMENTS OF CASH FLOWS
========================================================================================
                                                             YEARS ENDED DECEMBER 31
                                                         -------------------------------
(IN THOUSANDS)                                             2002       2001       2000
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                               $ 44,999   $  3,737   $ 14,154

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net gains on sale of securities available for sale           (341)      (294)      (151)
Tax benefit from exercise of stock options                    199        327        660
Distributions in excess of (equity in undistributed)
income of subsidiaries                                    (12,253)    13,837      9,475
Other, net                                                  3,058      4,354      2,242
                                                         -------------------------------
  Net cash provided by operating activities                35,662     21,961     26,380
                                                         -------------------------------
INVESTING ACTIVITIES
SECURITIES AVAILABLE FOR SALE
Proceeds from sales                                           732      4,458        384
Purchases of securities available for sale                      -       (390)    (1,742)
Purchases of premises and equipment                        (1,582)    (2,603)        (4)
                                                         -------------------------------
  Net cash (used in) provided by investing activities        (850)     1,465     (1,362)
                                                         -------------------------------

FINANCING ACTIVITIES
Proceeds from the issuance of shares to employee
benefit plans and other stock plans                         1,583      2,046        507
Payment on long-term debt                                     (80)       (75)       (65)
Purchase of treasury shares                               (10,803)   (11,126)    (1,680)
Cash dividends and payment for fractional shares          (22,445)   (20,127)   (18,447)
                                                         -------------------------------
  Net cash by (used in) financing activities              (31,745)   (29,282)   (19,685)
                                                         -------------------------------
  Net (decrease) increase in cash and cash equivalents      3,067     (5,856)     5,333
Cash and cash equivalents at beginning of year              1,971      7,827      2,494
                                                         -------------------------------
Cash and cash equivalents at end of year                 $  5,038   $  1,971   $  7,827
                                                         ===============================
========================================================================================

(19) FAIR VALUES OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.


SHORT TERM INSTRUMENTS

For short-term instruments, such as cash and cash equivalents, accrued interest receivable, accrued interest payable, and short term borrowings, carrying value approximates fair value.


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


78                                               ANNUAL REPORT: NBT BANCORP INC.

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


COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The fair value of commitments to extend credit and standby letters of credit are estimated using fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. Carrying amounts, which are comprised of the unamortized fee income, are not significant.


GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

Given the variable rate nature of this financial instrument, the carrying value approximates fair value.

     Estimated fair values of financial instruments at December 31 are as follows:

================================================================================================================
                                                                         2002                     2001
                                                                -----------------------  -----------------------
                                                                 CARRYING    ESTIMATED    Carrying    Estimated
(In thousands)                                                    AMOUNT    FAIR VALUE     amount    fair value
----------------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
Cash and cash equivalents                                       $  124,623  $   124,623  $  129,957  $   129,957
Trading securities                                                     203          203         126          126
Securities available for sale                                    1,007,583    1,007,583     909,341      909,341
Securities held to maturity                                         82,514       84,517     101,604      101,495
Loans (1)                                                        2,355,932    2,423,172   2,339,636    2,399,044
Less allowance for loan losses                                      40,167            -      44,746            -
  Net loans                                                      2,315,765    2,423,172   2,294,890    2,399,044
Accrued interest receivable                                     $   16,885  $    16,885  $   18,152  $    18,152
                                                                -----------------------  -----------------------
FINANCIAL LIABILITIES
DEPOSITS
INTEREST BEARING
Savings, NOW, and money market                                  $1,183,603  $ 1,183,603  $1,097,156  $ 1,097,156
Time deposits                                                    1,289,236    1,301,742   1,387,049    1,400,996
Noninterest bearing                                                449,201      449,201     431,407      431,407
Short-term borrowings                                              105,601      105,601     122,013      122,013
Long-term debt                                                     345,476      374,751     272,331      282,426
Accrued interest payable                                             8,333        8,333      13,145       13,145
Guaranteed preferred beneficial interests in company's junior
  subordinated debentures                                       $   17,000  $    17,000  $   17,000  $    17,000
                                                                -----------------------  -----------------------
================================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                              79

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required is incorporated herein by reference from the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 1, 2003 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days of the Company's 2002 fiscal year end.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------
The information required is incorporated herein by reference from the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
EQUITY COMPENSATION PLAN INFORMATION
--------------------------------------------------------------------------------
As of December 31, 2002, the following table summarizes the Company's equity compensation plans:


80                                               ANNUAL REPORT: NBT BANCORP INC.

========================================================================================================================
                                                                                          NUMBER OF SECURITIES REMAINING
                                           A.                                             AVAILABLE FOR FUTURE ISSUANCE
                               NUMBER OF SECURITIES TO BE               B.                  UNDER EQUITY COMPENSATION
                                ISSUED UPON EXERCISE OF      WEIGHTED-AVERAGE EXERCISE     PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                     OUTSTANDING OPTIONS      PRICE OF OUTSTANDING OPTIONS       REFLECTED IN COLUMN A.
------------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS
  APPROVED BY STOCKHOLDERS                      2,192,223  $                       14.96                       2,908,784

EQUITY COMPENSATION PLANS NOT
  APPROVED BY STOCKHOLDERS                           NONE                           NONE                            NONE
========================================================================================================================

     The remaining information required is incorporated herein by reference from the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------
The information required is incorporated herein by reference from the Proxy Statement.


ITEM 14.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------
The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

     There were no significant changes made in the Company's internal controls or in other factors that that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company's Chief Executive Officer and Chief Financial Officer.


PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)(1) EXHIBIT INDEX The following exhibits are either filed as part of this annual report on Form 10-K or, are incorporated herein by reference.

          Independent  Auditors'  Report.

          Consolidated  Balance  Sheets  as  of  December  31,  2002  and  2001.

          Consolidated Statements of Income for each of the three years ended December 31, 2002, 2001 and 2000.

          Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended December 31, 2002, 2001 and 2000.

          Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002, 2001 and 2000.

          Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2002, 2001 and 2000.

          Notes  to  the  Consolidated  Financial  Statements.


ANNUAL REPORT: NBT BANCORP INC.                                               81

(a)(2) There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

(a)(3)    See  (c)  below for all exhibits filed herewith and the Exhibit Index.

(b)       Reports  on  Form  8-K

          None

(c) Exhibits. The following exhibits are either filed as part of this annual report on Form 10-K, or are incorporated herein by reference:

            3.1 Certificate of Incorporation of NBT Bancorp Inc. as amended through July 23, 2001 (filed as Exhibit

            3.1   to  Registrant's  Form  10-K  for  the year ended December 31,
                  2001, filed on March 29, 2002 and incorporated herein by reference).

            3.2 By-laws of NBT Bancorp Inc. as amended and restated through July 23, 2001 (filed as Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

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

            3.5 Amendment No. 2 to Rights Agreement, dated as of April 19, 2000, between NBT Bancorp Inc. and American Stock Transfer
                  Trust Company as Rights Agent (filed as Exhibit 4.3 to Registrant's Form 8A12G/A, file number 0-14703, filed on May 25, 2000, and incorporated by reference herein).

            10.1 NBT Bancorp Inc. 401(K) and Employee Stock Ownership Plan made as of January 1, 2001 (filed as Exhibit 10.1 to Registrant's Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated by reference herein).

            10.2 First Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective July 2, 2001. (filed as Exhibit
                  10.2 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

            10.3 Second Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective July 2, 2001. (filed as Exhibit
                  10.3 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

            10.4  Third  Amendment  to  the NBT Bancorp Inc. 401(k) and Employee
                  Stock  Ownership  Plan  effective  January  1, 2002. (filed as
                  Exhibit 10.4 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

            10.5 Fourth Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective January 1, 2002. (filed as
                  Exhibit 10.5 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

            10.6  Fifth  Amendment  to  the NBT Bancorp Inc. 401(k) and Employee
                  Stock  Ownership  Plan  effective  January  1, 2002. (filed as
                  Exhibit 10.6 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

            10.7 NBT Bancorp Inc. Defined Benefit Pension Plan, Amended and Restated Effective as of January 1, 2000 (filed as Exhibit
                  10.2 to Registrant's Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated by reference herein).

            10.8 Amendment Number One to NBT Bancorp Inc. Defined Benefit Pension Plan effective December 31,


82                                               ANNUAL REPORT: NBT BANCORP INC.

                  2001. (filed as Exhibit 10.8 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

            10.9 Amendment Number Two to NBT Bancorp Inc. Defined Benefit Pension Plan effective January 1, 2002.

            10.10 Amendment  Number  Three  to  NBT Bancorp Inc. Defined Benefit
                  Pension  Plan  effective  January  1,  2002.

            10.11 NBT Bancorp Inc. 1993 Stock Option Plan (filed as Exhibit 99.1 to Registrant's Form S-8 Registration Statement, file number 333-71830 filed on October 18, 2001 and incorporated by reference herein).

            10.12 NBT  Bancorp  Inc.  Non-Employee Director, Divisional Director
                  and  Subsidiary  Director  Stock Option Plan (filed as Exhibit
                  99.1 to Registrant's Form S-8 Registration Statement, file number 333-73038 filed on November 9, 2001 and incorporated by reference herein).

            10.13 NBT  Bancorp  Inc.  Employee  Stock  Purchase  Plan. (filed as
                  Exhibit 10.11 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

            10.14 NBT  Bancorp  Inc.  Directors  Restricted Stock Plan (filed as
                  Exhibit 99.1 to Registrant's Form S-8 Registration Statement, file number 333-72772 filed on November 5, 2001, and incorporated by reference herein).

            10.15 NBT  Bancorp  Inc. 2003 Executive Incentive Compensation Plan.

            10.16 Change  in control agreement with Daryl R. Forsythe made as of
                  February  21,  1995  and  revised  on  July 23, 2001 (filed as
                  Exhibit 10.4 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

            10.17 Form  of  Employment  Agreement  between  NBT Bancorp Inc. and
                  Daryl  R.  Forsythe  made  as  of  January  1, 2002. (filed as
                  Exhibit 10.15 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

            10.18 Supplemental  Retirement  Agreement  between NBT Bancorp Inc.,
                  NBT Bank, National Association and Daryl R. Forsythe as Amended and Restated Effective January 28, 2002. (filed as
                  Exhibit 10.16 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

            10.19 Death  Benefits  Agreement between NBT Bancorp Inc., NBT Bank,
                  National Association and Daryl R. Forsythe made August 22, 1995 (filed as Exhibit 10.8 to Registrant's Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference).

            10.20 Amendment  dated  January 28, 2002 to Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995. (filed as Exhibit
                  10.18 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

            10.21 Split-Dollar  Agreement  between  NBT  Bancorp Inc., NBT Bank,
                  National Association and Daryl R. Forsythe made January 25, 2002.

            10.22 Wage  Continuation  Plan  between  NBT Bancorp Inc., NBT Bank,
                  National Association and Daryl R. Forsythe made as of August 1, 1995 (filed as Exhibit 10.9 to Registrant's Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference).

            10.23 Form  of  Employment  Agreement  between  NBT Bancorp Inc. and
                  Martin  A.  Dietrich  made  as  of  January 1, 2002. (filed as
                  Exhibit 10.21 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

            10.24 Supplemental  Executive  Retirement  Agreement  between  NBT
                  Bancorp  Inc.  and  Martin  A.  Dietrich


ANNUAL REPORT: NBT BANCORP INC.                                               83
                  made as of July 23, 2001(filed as Exhibit 10.13 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

            10.25 Change  in  control  agreement  with  Martin A. Dietrich dated
                  January 2, 1997 and revised on July 23, 2001 (filed as Exhibit
                  10.3 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

            10.26 Form  of  Employment  Agreement  between  NBT Bancorp Inc. and
                  Michael  J.  Chewens  made  as  of  January 1, 2002. (filed as
                  Exhibit 10.24 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

            10.27 Supplemental  Executive  Retirement  Agreement  between  NBT
                  Bancorp Inc. and Michael J. Chewens made as of July 23, 2001 (filed as Exhibit 10.12 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).

            10.28 Change  in  control  agreement  with  Michael J. Chewens dated
                  January 1, 1998 and revised on July 23, 2001 (filed as Exhibit
                  10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

            10.29 Form  of  Employment  Agreement  between  NBT Bancorp Inc. and
                  David  E.  Raven made as of January 1, 2002. (filed as Exhibit
                  10.27 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

            10.30 Change  in control agreement with David E. Raven dated January
                  1, 1998 and revised on July 23, 2001 (filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).

            10.31 Form  of  Employment  Agreement  between  NBT Bancorp Inc. and
                  Lance  D.  Mattingly  made  as  of  January 1, 2002. (filed as
                  Exhibit 10.29 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

            10.32 Change in control agreement with Lance D. Mattingly dated July
                  23, 2001 (filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).

            10.33 Change in control agreement with Tom Delduchetto dated January
                  28, 2002 (filed as Exhibit 10.33 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

            10.34 NBT Bancorp Inc. and Subsidiaries Master Deferred Compensation
                  Plan of Directors, adopted February 11, 1992 (filed as Exhibit
                  10.9 to Registrant's Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference).

            10.35 Agreement and Plan of Merger among NBT Bancorp Inc., NBT Bank,
                  National Association, CNB Financial Corp. and Central National Bank, Canajoharie dated as of June 19, 2001 (filed as Appendix A to Registrant's Form S-4/A Registration Statement, file number 333-66472, filed on August 27, 2001, and incorporated by reference herein).

            21    A  list  of  the  subsidiaries  of  the  Registrant.

            23    Consent  of  KPMG  LLP.

            99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


84                                               ANNUAL REPORT: NBT BANCORP INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, NBT Bancorp Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NBT BANCORP INC. (Registrant)
                                             March 24, 2003



/S/ Daryl R. Forsythe
-----------------------------------------
Daryl R. Forsythe
Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ Daryl R. Forsythe                       /S/ Michael J. Chewens
------------------------------------------  -----------------------------------
Daryl R. Forsythe                           Michael J. Chewens
President, Chief Executive Officer          Chief Financial Officer (Principal
and Chairman (Principal Executive Officer)  Financial Officer)
 Date: March 24, 2003                       Date: March 24, 2003

/S/ John C. Mitchell                        /S/ William L. Owens
------------------------------------------  -----------------------------------
John C. Mitchell,                           William L. Owens,
Director                                    Director
Date: March 24, 2003                        Date: March 24, 2003

/S/ Joseph G. Nasser                        /S/ Van Ness D. Robinson
------------------------------------------  -----------------------------------
Joseph G. Nasser,                           Van Ness D. Robinson,
Director                                    Director
Date: March 24, 2003                        Date: March 24, 2003

/S/ Gene E. Goldenziel                      /S/ Joseph A. Santangelo
------------------------------------------  -----------------------------------
Gene E. Goldenziel,                         Joseph A. Santangelo,
Director                                    Director
Date: March 24, 2003                        Date: March 24, 2003

/S/ Peter B. Gregory                        /S/ Paul O. Stillman
------------------------------------------  -----------------------------------
Peter B. Gregory,                           Paul O. Stillman,
Director                                    Director
Date: March 24, 2003                        Date: March 24, 2003

/S/ William C. Gumble                       /S/ Janet H. Ingraham
------------------------------------------  -----------------------------------
William C. Gumble,                          Janet H. Ingraham,
Director                                    Director
Date: March 24, 2003                        Date: March 24, 2003

/S/ Michael Hutcherson                      /S/ Paul Horger
------------------------------------------  -----------------------------------
Michael Hutcherson,                         Paul Horger,
Director                                    Director
Date: March 24, 2003                        Date: March 24, 2003

/S/ Richard Chojnowski                      /S/ Andrew S. Kowalczyk, Jr
------------------------------------------  -----------------------------------
Richard Chojnowski,                         Andrew S. Kowalczyk, Jr.,
Director                                    Director
Date: March 24, 2003                        Date: March 24, 2003

/S/ Michael Murphy
------------------------------------------  -----------------------------------
Michael Murphy,
Director
Date: March 24, 2003


ANNUAL REPORT: NBT BANCORP INC.                                               85

CERTIFICATION


I,  Daryl  R.  Forsythe,  certify  that:

1.   I  have  reviewed  this  annual  report  on  Form  10-K of NBT Bancorp Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 24, 2003

/S/ Daryl R. Forsythe
-----------------------------------------
Daryl R. Forsythe
Chairman and Chief Executive Officer


86                                               ANNUAL REPORT: NBT BANCORP INC.

CERTIFICATION


I,  Michael  J.  Chewens,  certify  that:

1.   I  have  reviewed  this  annual  report  on  Form  10-K of NBT Bancorp Inc.
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 24, 2003

/S/ Michael J. Chewens
-----------------------------------------------
Michael J. Chewens
Senior Executive Vice President,
Chief Financial Officer and Corporate Secretary


ANNUAL REPORT: NBT BANCORP INC.                                               87