Form 10-Q
period 2003-03-31
NBT BANCORP INC
filed 2003-05-14
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes   [X]   No   [ ]

As of April 30, 2003, there were 32,416,670 shares outstanding of the Registrant's common stock, $0.01 par value.

                                NBT BANCORP INC.
                     FORM 10-Q--Quarter Ended March 31, 2003


                                TABLE OF CONTENTS



PART  I   FINANCIAL  INFORMATION

Item  1   Interim  Financial  Statements  (Unaudited)

          Consolidated Balance Sheets at March 31, 2003, December 31, 2002 (Audited), and March 31, 2002

          Consolidated Statements of Income for the three month periods ended March 31, 2003 and 2002

          Consolidated Statements of Stockholders' Equity for the three month periods ended March 31, 2003 and 2002

          Consolidated Statements of Cash Flows for the three month periods ended March 31, 2003 and 2002

          Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2003 and 2002

          Notes to Unaudited Interim Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  3   Quantitative and Qualitative Disclosures about Market Risk

Item  4   Controls  and  Procedures

PART  II  OTHER  INFORMATION

Item  1   Legal  Proceedings
Item  2   Changes  in  Securities  and  Use  of  Proceeds
Item  3   Defaults  Upon  Senior  Securities
Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders
Item  5   Other  Information
Item  6   Exhibits  and  Reports  on  Form  8-K

SIGNATURES

INDEX  TO  EXHIBITS

NBT BANCORP INC. AND SUBSIDIARIES                                  MARCH 31,     December 31,    March 31,
CONSOLIDATED BALANCE SHEETS                                           2003           2002           2002
------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)                   (UNAUDITED)                   (Unaudited)
ASSETS
Cash and due from banks                                           $   123,709   $     121,824   $    93,864
Short-term interest bearing accounts                                    5,907           2,799         7,135
Trading securities, at fair value                                         188             203           155
Securities available for sale, at fair value                        1,008,310       1,007,583       921,750
Securities held to maturity (fair value - $84,151, $84,517
  and $100,250)                                                        82,155          82,514       101,099
Federal Reserve and Federal Home Loan Bank stock                       23,122          23,699        21,630
Loans and leases                                                    2,374,079       2,355,932     2,317,644
  Less allowance for loan and lease losses                             41,141          40,167        45,299
------------------------------------------------------------------------------------------------------------
   Net loans                                                        2,332,938       2,315,765     2,272,345
Premises and equipment, net                                            61,609          61,261        60,875
Goodwill                                                               46,121          46,121        46,121
Intangible assets, net                                                  2,636           2,246         2,797
Other assets                                                           65,052          59,711        67,529
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $ 3,751,747   $   3,723,726   $ 3,595,300
============================================================================================================

LIABILITIES, GUARANTEED PREFERRED BENEFICIAL INTERESTS
IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (noninterest bearing)                                    $   449,051   $     449,201   $   404,186
  Savings, NOW, and money market                                    1,249,424       1,183,603     1,109,598
  Time                                                              1,257,418       1,289,236     1,352,026
------------------------------------------------------------------------------------------------------------
   Total deposits                                                   2,955,893       2,922,040     2,865,810
Short-term borrowings                                                  95,103         105,601        81,162
Long-term debt                                                        345,345         345,475       325,933
Other liabilities                                                      46,786          41,228        36,950
------------------------------------------------------------------------------------------------------------
   Total liabilities                                                3,443,127       3,414,344     3,309,855

Guaranteed preferred beneficial interests in
company's junior subordinated debentures                               17,000          17,000        17,000

Stockholders' equity:
  Preferred stock none issued                                               -               -             -
  Common stock, $0.01 par value; shares authorized-50,000,000;
   shares issued 34,401,152, 34,401,171, and 34,385,192
   at March 31, 2003, December 31, 2002 and March 31, 2002,
   respectively                                                           344             344           344
  Additional paid-in-capital                                          209,884         210,443       210,595
  Retained earnings                                                   101,114          95,085        77,993
  Unvested restricted stock awards                                       (284)           (127)            -
  Accumulated other comprehensive income (loss)                        14,889          16,531          (406)
  Treasury stock at cost 2,001,772, 1,751,724,
   and 1,183,868 shares at March 31, 2003, December 31, 2002
   and March 31, 2002, respectively                                   (34,327)        (29,894)      (20,081)
------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                          291,620         292,382       268,445
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, GUARANTEED PREFERRED
BENEFICIAL INTERESTS IN COMPANY'S JUN IOR
SUBORDINATED DEBENTURES
AND STOCKHOLDERS' EQUITY                                          $ 3,751,747   $   3,723,726   $ 3,595,300
============================================================================================================

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES                              Three months ended March 31,
CONSOLIDATED STATEMENTS OF INCOME                                2003                2002
-------------------------------------------------------------------------------------------
(in thousands, except per share data)                                  (Unaudited)
  Interest, fee and dividend income:
Interest and fees on loans and leases                           $39,615            $42,227
Securities available for sale                                    11,805             13,629
Securities held to maturity                                         889              1,184
Trading securities                                                    2                  2
Other                                                               324                280
-------------------------------------------------------------------------------------------
  Total interest, fee and dividend income                        52,635             57,322
-------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                         12,612             16,991
Short-term borrowings                                               289                348
Long-term debt                                                    3,705              3,638
-------------------------------------------------------------------------------------------
  Total interest expense                                         16,606             20,977
-------------------------------------------------------------------------------------------
Net interest income                                              36,029             36,345
Provision for loan and lease losses                               1,940              2,011
-------------------------------------------------------------------------------------------
Net interest income after provision for loan and lease losses    34,089             34,334
-------------------------------------------------------------------------------------------

Noninterest income:
Trust                                                               892                819
Service charges on deposit accounts                               3,603              3,050
Broker/dealer and insurance fees                                  1,392              1,495
Net securities (losses) gains                                        27               (502)
Gain on sale of a branch                                              -                220
Other                                                             2,828              2,329
-------------------------------------------------------------------------------------------
  Total noninterest income                                        8,742              7,411
-------------------------------------------------------------------------------------------

Noninterest expenses:
Salaries and employee benefits                                   12,659             12,374
Office supplies and postage                                       1,073                897
Occupancy                                                         2,526              2,169
Equipment                                                         1,766              1,714
Professional fees and outside services                            1,302              1,615
Data processing and communications                                2,721              2,565
Amortization of intangible assets and goodwill                      162                225
Capital securities                                                  191                216
Loan collection and other real estate owned                         280                927
Other operating                                                   3,212              2,510
-------------------------------------------------------------------------------------------
  Total noninterest expenses                                     25,892             25,212
-------------------------------------------------------------------------------------------
Income before income tax expense                                 16,939             16,533
Income tax expense                                                5,373              5,456
-------------------------------------------------------------------------------------------
NET INCOME                                                      $11,566            $11,077
===========================================================================================
Earnings per share:
  Basic                                                         $  0.36            $  0.33
  Diluted                                                       $  0.35            $  0.33
===========================================================================================

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                                  Additional                  Unvested        Other
                                          Common    Paid-in-    Retained    Restricted    Comprehensive    Treasury
                                           Stock    Capital     Earning          Stock    (Loss)/Income       Stock    Total
-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 2001              $   343  $ 209,176   $  72,531   $         -   $        3,921   $ (19,616)  $266,355
Net income                                                        11,077                                                11,077
Cash dividends - $0.17 per share                                  (5,615)                                               (5,615)
Purchase of 10,000 treasury shares                                                                             (135)      (135)
Issuance of 69,572 shares in
  in exchange for 40,687 shares
  received as consideration for the
  exercise of incentive stock options           1        580                                                   (581)         -
Issuance of 77,626 shares to
  employee benefits plans and
  other stock plans, including
  tax benefit                                            839                                                    251      1,090
Other comprehensive loss                                                                         (4,327)                (4,327)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002                 $   344  $ 210,595   $  77,993   $         -   $         (406)  $ (20,081)  $268,445
===============================================================================================================================


BALANCE AT DECEMBER 31, 2002              $   344  $ 210,443   $  95,085         ($127)  $       16,531   $ (29,894)  $292,382
Net income                                                        11,566                                                11,566
Cash dividends - $0.17 per share                                  (5,537)                                               (5,537)
Purchase of 330,813 treasury shares                                                                          (5,786)    (5,786)
Issuance of 41,980 shares in exchange
  for 20,172 shares received as
  consideration for the exercise
  of incentive stock options                            (360)                                                   360          -
Issuance of 47,838 shares to
  employee benefit plans and other
  stock plans, including tax benefit                    (199)                                                   798        599
Grant of 11,100 shares of restricted
  stock awards                                                                    (195)                         195          -
Amortization of restricted stock awards                                             38                                      38
Other comprehensive loss                                                                        (1,642)                 (1,642)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003                 $   344  $ 209,884   $ 101,114         ($284)  $       14,889   $ (34,327)  $291,620
===============================================================================================================================

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES                    Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS                           2003        2002
---------------------------------------------------------------------------------
(in thousands)                                                      (Unaudited)
OPERATING ACTIVITIES:
Net income                                                 $  11,566   $  11,077
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses                                     1,940       2,011
 Depreciation of premises and equipment                        1,630       1,724
 Net amortization (accretion) on securities                      940        (434)
 Amortization of intangible assets                               162         225
 Amortization of restricted stock awards                          38           -
 Proceeds from sale of loans held for sale                     7,015       1,416
 Origination of loans held for sale                           (2,208)     (2,722)
 Net losses on sales of loans                                      -          32
 Net loss on sale of premises and equipment                       14           -
 Net gain on sale of other real estate owned                    (580)        (17)
 Net security transactions                                       (27)        502
 Proceeds from sale of trading securities                         28           -
 Purchases of trading securities                                   -         (28)
 Gain on sale of a building                                        -        (220)
 Net (increase) decrease in other assets                      (4,525)      2,841
 Net increase (decrease) in other liabilities                  4,645      (7,255)
---------------------------------------------------------------------------------
Net cash provided by operating activities                     20,638       9,152
---------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Net cash paid in conjunction with branch sale                      -     (29,171)
Securities available for sale:
 Proceeds from maturities                                    117,469      74,611
 Proceeds from sales                                         177,199      20,095
 Purchases                                                  (298,672)   (114,390)
Securities held to maturity:
 Proceeds from maturities                                     12,801       8,219
 Purchases                                                   (12,461)     (7,738)
Net decrease in FRB and FHLB stock                               577         154
Net (increase) decrease in loans                             (24,714)     17,960
Purchase of premises and equipment, net                       (1,992)       (765)
Proceeds from sales of other real estate owned                 1,647         367
---------------------------------------------------------------------------------
Net cash used in investing activities                        (28,146)    (30,658)
---------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                           33,853     (15,543)
Net (decrease) in short-term borrowings                      (10,498)    (40,851)
Proceeds from issuance of long-term debt                           -      55,000
Repayments of long-term debt                                    (130)     (1,398)
Proceeds from issuance of shares to employee benefit
  plans and other stock plans                                    599       1,090
Purchase of treasury stock                                    (5,786)       (135)
Cash dividends and payment for fractional shares              (5,537)     (5,615)
---------------------------------------------------------------------------------
Net cash provided by (used in) financing activities           12,501      (7,452)
---------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents           4,993     (28,958)
Cash and cash equivalents at beginning of period             124,623     129,957
---------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   129,616   $ 100,999
=================================================================================
                                                                       (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                    THREE MONTHS ENDED
                                   MARCH 31,   March 31,
                                        2003        2002
Cash paid during the period for:
  Interest                         $   17,767  $    23,202
  Income taxes                              -            -
==========================================================

Loans transferred to OREO          $      794  $       733

BRANCH DIVESTITURE:
  Asstes sold                      $        -  $     3,323
  Liabilities sold                          -       34,263

See notes to unaudited interim consolidated financial statements.

----------------------------------------------------------------------------------------------------=
NBT BANCORP INC. AND SUBSIDIARIES                                        Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                            2003                2002
----------------------------------------------------------------------------------------------------=
(in thousands)                                                                    (Unaudited)
Net Income                                                               $11,566             $11,077
----------------------------------------------------------------------------------------------------=

Other comprehensive (loss) income, net of tax
  Unrealized holding (losses) gains arising during
    period [pre-tax amounts of $(2,356) and $(7,733)]                     (1,417)             (4,629)
  Minimum pension liability adjustment                                      (217)                  -
  Less: Reclassification adjustment for net losses (gains) included
    in net income [pre-tax amounts of $(14) and $502]                         (8)                302
-----------------------------------------------------------------------------------------------------
Total other comprehensive loss                                            (1,642)             (4,327)
-----------------------------------------------------------------------------------------------------
Comprehensive income                                                     $ 9,924             $ 6,750
=====================================================================================================

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003

NOTE  1.          BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its wholly owned subsidiaries, NBT Bank, N.A. (NBT or Bank), NBT Financial Services, Inc., and CNBF Capital Trust I. Collectively, the Registrant and its subsidiaries are referred to herein as "the Company". All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

     The consolidated balance sheet at December 31, 2002 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 2002 and notes thereto referred to above.

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

Other real estate owned (OREO) consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or "cost" (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

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

NOTE 3.          COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. At March 31, 2003 and December 31, 2002, commitments to extend credit and unused lines of credit totaled $407.6 million and $409.1 million. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $30.1 million at March 31, 2003, $24.7 million at December 31, 2002.

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

     The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

          ----------------------------------------------------------------
          Three months ended March 31,                     2003     2002
          ----------------------------------------------------------------
          (in thousands, except per share data)

          Basic EPS:
            Weighted average common shares outstanding     32,517   33,092
            Net income available to common shareholders   $11,566  $11,077
          ----------------------------------------------------------------
          Basic EPS                                       $  0.36  $  0.33
          ================================================================

          Diluted EPS:
            Weighted average common shares outstanding     32,517   33,092
            Dilutive potential common stock                   266      203
          ----------------------------------------------------------------
            Weighted average common shares and common
             share equivalents                             32,783   33,295
            Net income available to common shareholders   $11,566  $11,077
          ----------------------------------------------------------------
          Diluted EPS                                     $  0.35  $  0.33
          ================================================================

There were 407,003 stock options for the quarter ended March 31, 2003 and 1,742,003 stock options for the quarter ended March 31, 2002 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

NOTE  5.          STOCK-BASED  COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" to SFAS No. 123 "Accounting for Stock-Based Compensation," which accounts for stock-based compensation using the fair value method of accounting, if a company so elects. The Company currently accounts for stock-based employee compensation under APB No. 25. As such, compensation expense would be recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. Because the fair value on the date of grant of the underlying stock of all stock options granted by the Company is equal to the exercise price of the options granted, no compensation cost has been recognized for stock options in the accompanying consolidated statements of income. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options and employee stock purchase plan under SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                      THREE MONTHS ENDED
--------------------------------------------------------
                                            MARCH 31,
--------------------------------------------------------
                                        2003      2002
                                      --------  --------
Net income, as reported               $11,566   $11,077
Add: Stock-based compensation
  expense included in reported net
  income, net of related tax effects       23         -
Less: Stock-based compensation
  expense determined under fair
  value method for all awards, net
  of related tax effects                 (230)     (226)
                                      --------  --------
Pro forma net income                  $11,359   $10,851
                                      ========  ========

Net income per share:
Basic - as reported                   $  0.36   $  0.33
Basic - Pro forma                     $  0.35   $  0.33

Diluted - as reported                 $  0.35   $  0.33
Diluted - Pro forma                   $  0.35   $  0.33
========================================================

The Company granted 363,682 stock options for the three months ended March 31, 2003 with a weighted average exercise price of $17.52 per share compared to 482,670 stock options granted for the three months ended March 31, 2002 with a weighted average exercise price of $14.35 per share. The per share weighted average fair value of the stock options granted for the three months ended March 31, 2003 and 2002 was $2.33 and $2.24. The assumptions used for the grants noted above were as follows:

                          THREE MONTHS ENDED   THREE MONTHS ENDED
                            MARCH 31, 2003       MARCH 31, 2002
=================================================================
DIVIDEND YIELD                         3.97%                4.07%
EXPECTED VOLATILITY                   19.13%               19.13%
RISK -FREE INTEREST RATE               3.50%        4.64% - 4.74%
EXPECTED LIFE                       7 years              7 years

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of publicly traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company's employee and director stock options have characteristics significantly different from those of publicly traded stock options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Company's employee and director stock options.

NOTE  6.          GOODWILL  AND  INTANGIBLE  ASSETS

A summary of goodwill by operating subsidiaries follows:

                               JANUARY 1,    GOODWILL    IMPAIRMENT   MARCH 31,
(In thousands)                 2002          DISPOSED    LOSS         2002
                               ----------------------------------------------
NBT Bank, N.A.                 $    44,667  $    (1,547)  $        -  $43,120
NBT Financial Services, Inc.         3,001             -           -    3,001
                               ----------------------------------------------
Total                          $    47,668  $    (1,547)  $        -  $46,121
                               ==============================================


                               JANUARY 1,    GOODWILL    IMPAIRMENT   MARCH 31,
(In thousands)                 2003         DISPOSED    LOSS         2003
                               ----------------------------------------------
NBT Bank, N.A.                 $    43,120  $         -   $        -  $43,120
NBT Financial Services, Inc.         3,001             -           -    3,001
                               ----------------------------------------------
Total                          $    46,121  $         -   $        -  $46,121
                               ==============================================

In connection with the sale of a branch during the three months ended March 31, 2002, $1.5 million in goodwill was included in the carrying amount of the branch in determining the gain on disposal.

The Company has finite-lived intangible assets capitalized on its consolidated balance sheet in the form of core deposit and other intangible assets. These intangible assets continue to be amortized over their estimated useful lives, which range from one to twenty-five years.

A summary of core deposit and other intangible assets follows:

                                      MARCH 31,
                                    2003    2002
                                   --------------
(in thousands)
Core deposit intangibles:
  Gross carrying amount            $5,433  $5,433
  Less: accumulated amortization    4,079   3,448
                                   --------------
Net Carrying amount                 1,354   1,985
                                   --------------

Other intangibles:
  Gross carrying amount             1,031   1,031
  Less: accumulated amortization      300     219
                                   --------------
Net Carrying amount                   731     812
                                   --------------

Other intangibles not subject to
  amortization: Pension Asset         551       -

Total intangibles with definite
  useful lives:
  Gross carrying amount             7,015   6,464
  Less: accumulated amortization    4,379   3,667
                                   --------------
Net Carrying amount                $2,636  $2,797
                                   ==============

Amortization expense on finite-lived intangible assets is expected to total $0.5 million for the remainder of 2003 and $0.3 million for each of 2004, 2005, 2006 and 2007.

NOTE 7. GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

On June 14, 1999, the CNB Financial Corp. ("CNBF") who was acquired by the Company on November 8, 2001 established CNBF Capital Trust I (the Trust), which is a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures (capital securities). On August 4, 1999, the Trust issued $18.0 million in capital securities at 3-month LIBOR plus 275 basis points, which equaled 8.12% at issuance. The rate on the capital securities resets quarterly, equal to the 3-month LIBOR plus 275 basis points (4.15% and 4.66% for the March 31, 2003 and 2002 quarterly payments, respectively). The capital securities are the sole asset of the Trust. The obligations of the Trust are guaranteed by the Company. Capital securities totaling $1.0 million were issued to the Company. These capital securities were retired upon the merger of the Company and CNBF. The net proceeds from the sale of the capital securities were used for general corporate purposes and to provide a capital contribution of $15.0 million to CNB Bank, which was merged into NBT Bank. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions, subject to certain restrictions. The Bancorp's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from the NBT Bank. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of NBT Bank to pay dividends. The capital securities are not classified as debt for financial statement purposes and therefore the expense associated with the capital securities is recorded as non-interest expense in the consolidated statements of income.

NOTE  8.          NEW  ACCOUNTING  PRONOUNCEMENTS

Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Company's consolidated financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN No. 45 during the first quarter of 2003 did not have any impact on the Company's financial statements.

NBT  BANCORP  INC.  AND  SUBSIDIARIES
Item  2  --  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiaries, NBT Bank, N.A. (NBT), NBT Financial Services, Inc., and CNBF Capital Trust I (collectively referred to herein as the Company.) This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2002 Form 10-K for an understanding of the following discussion and analysis.

FORWARD  LOOKING  STATEMENTS

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as "anticipate," "believe," "expect," "forecasts," "projects," or other similar terms. There are a number of factors, many of which are beyond the Company's control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may effect interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards or tax laws, may adversely affect the businesses in which the Company is engaged;
(6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; (7) adverse changes may occur in the securities markets or with respect to inflation; (8) acts of war or terrorism; (9) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (10) the Company's success in managing the risks involved in the foregoing.

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

OVERVIEW

The Company earned net income of $11.6 million ($0.35 diluted earnings per share) for the three months ended March 31, 2003 compared to net income of $11.1 million ($0.33 diluted earnings per share) for the three months ended March 31, 2002. The quarter to quarter increase in net income from 2002 to 2003 was primarily the result of an increase in total noninterest income of $1.3 million offset by a decrease in net interest income of $0.3 million and an increase in total noninterest expense of $0.7 million. The increase in noninterest income was driven primarily by increases in services charges and deposit accounts of $0.6 million and other income of $0.5 million, as well as a slight net gain on securities transactions for the three months ended March 31, 2003 compared to $0.5 million in net losses on securities transactions for the same period in 2002. The decline in net interest income resulted primarily from a decline in the Company's net interest margin from 4.54% for the three months ended March 31, 2002 to 4.38% for the same period in 2003. The increase in total noninterest expense resulted primarily from increases in other operating expense of $0.7 million, occupancy expense of $0.4 million and salaries and employee benefits of $0.3 million offset by declines in loan collection and other real estate owned costs of $0.6 million and professional fees and outside services of $0.3 million.

Table 1 depicts several annualized measurements of performance using GAAP net income. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Net interest margin, which is the net federal taxable equivalent (FTE) interest income divided by average earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the cost of funding. Interest income for tax-exempt securities and loans is adjusted to a taxable equivalent basis using the statutory Federal income tax rate of 35%.

          TABLE 1
          PERFORMANCE MEASUREMENTS
          ---------------------------------------------------
                                             FIRST     First
                                           QUARTER   Quarter
                                              2003      2002
          ---------------------------------------------------
          Return on average assets (ROAA)     1.27%     1.25%
          Return on average equity (ROE)     16.05%    16.62%
          Net interest margin (FTE)           4.38%     4.54%
          ---------------------------------------------------

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

Federal taxable equivalent (FTE) net interest income decreased $0.3 million during the three months ended March 31, 2003 compared to the same period of 2002. The decrease in FTE net interest income resulted primarily from earning assets repricing down at a faster rate than interest-bearing liabilities offset by an increase in average earning assets. The yield on earning assets decreased 74 basis points ('bp"), to 6.34% for the three months ended March 31, 2003 from 7.08% for the same period in 2002. Meanwhile, the rate paid on interest-bearing liabilities decreased 67 bp, to 2.31% for the three months ended March 31, 2003 from 2.98% for the same period in 2002. Average earning assets for the three months ended March 31, 2003 increased by $93.4 million, or 3% over the average for the same period in 2002.

Total FTE interest income for the three months ended March 31, 2003 decreased $4.7 million compared to the same period in 2002, a result of the previously mentioned decrease in yield on earning assets. The decrease in the yield on earning assets can be primarily attributed to the historically low interest rate environment prevalent for all of 2002 and the first quarter of 2003. The low interest rate environment fostered a significant increase in refinancing of mortgage related earning assets, resulting in a significant increase in repayments of loans and securities which have been reinvested at lower rates. During the same time period, total interest expense decreased $4.4 million, primarily the result of the low rate environment mentioned above, as well as an improvement in the mix of the Company's interest-bearing liabilities. Time deposits, the most significant component of interest-bearing liabilities, decreased to 43.2% of interest-bearing liabilities for the three months ended March 31, 2003 from 47.2% for the same period in 2002. Offsetting this decrease in the interest-bearing liabilities mix, was an increase in lower cost NOW, MMDA, and Savings deposits, to 41.6% of interest-bearing liabilities for the three months ended March 31, 2003 from 39.0% for the same period in 2002. Total short-term and long-term borrowings increased slightly, comprising 15.2% and 13.8% of interest-bearing liabilities for the three months ended March 31, 2003 and 2002.

Another important performance measurement of net interest income is the net interest margin. Net interest margin decreased to 4.38% for the three months ended March 31, 2003, from 4.54% for the comparable period in 2002. The decrease in the net interest margin can be primarily attributed to the previously mentioned decrease in the interest rate spread driven by the decrease in yield from earning assets exceeding the decrease in rates on interest-bearing liabilities.

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

                                                              Three months ended March 31,
                                                           2003                           2002
                                              AVERAGE               YIELD/    Average               Yield/
(dollars in thousands)                        BALANCE    INTEREST    RATES    Balance    Interest    Rates
-----------------------------------------------------------------------------------------------------------
ASSETS
===========================================================================================================
Short-term interest bearing accounts         $    4,990  $      24    1.95%  $   13,050  $     104    3.23%
Trading Securities                                  195          2    4.16          128          2    6.34
Securities available for sale (2)               977,901     12,417    5.16      888,450     14,009    6.44
Securities held to maturity (2)                  80,342      1,183    5.98      103,328      1,724    6.38
Investment in FRB and FHLB Banks                 23,482        300    5.19       21,045        176    3.39
Loans (1)                                     2,354,636     39,804    6.86    2,322,129     42,403    7.41
                                             ----------  ---------           ----------  ---------
Total earning assets                          3,441,546     53,730    6.34    3,348,130     58,418    7.08
                                                         ---------                       ---------
Other assets                                    255,997                         233,755
                                             ----------                      ----------
TOTAL ASSETS                                 $3,697,543                      $3,581,885
                                             ----------                      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts                $  323,015      1,110    1.40   $  273,451      1,029    1.53
NOW deposit accounts                            394,626        691    0.71      378,706        919    0.98
Savings deposits                                495,411      1,230    1.01      459,872      1,735    1.53
Time deposits                                 1,262,254      9,581    3.08    1,347,752     13,308    4.00
                                             ----------  ---------           ----------  ---------
  Total interest bearing deposits             2,475,306     12,612    2.07    2,459,781     16,991    2.80
Short-term borrowings                            98,499        289    1.19       86,661        348    1.63
Long-term debt                                  345,674      3,705    4.35      308,378      3,638    4.78
                                             ----------  ---------           ----------  ---------
  Total interest bearing liabilities          2,919,479     16,606    2.31%   2,854,820     20,977    2.98%
                                                         ---------                       ---------
Demand deposits                                 430,097                         405,401
Other liabilities (3)                            55,424                          51,288
Stockholders' equity                            292,543                         270,376
                                             ----------                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $3,697,543                      $3,581,885
                                             ----------                      ----------
  NET INTEREST INCOME (FTE BASIS)                        $  37,124                       $  37,441
                                                         ---------                       ---------
INTEREST RATE SPREAD                                                  4.03%                           4.10%
                                                                    -------                         -------
NET INTEREST MARGIN                                                   4.38%                           4.54%
                                                                    -------                         -------
Taxable equivalent adjustment                                1,095                           1,096
                                                         ---------                       ---------
  NET INTEREST INCOME                                    $  36,029                       $  36,345
                                                         =========                       =========

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

   TABLE 3
   ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
   Three months ended March 31,
   -------------------------------------------------------------------
                                               INCREASE (DECREASE)
                                                 2003 OVER 2002
   -------------------------------------------------------------------
   (in thousands)                          VOLUME     RATE     TOTAL
   -------------------------------------------------------------------
   Short-term interest bearing accounts   $   (49)  $   (31)  $   (80)
   Trading securities                           1        (1)        0
   Securities available for sale            1,317    (2,909)   (1,592)
   Securities held to maturity               (354)     (187)     (541)
   Investment in FRB and FHLB Banks            22       102       124
   Loans                                      587    (3,186)   (2,599)
   -------------------------------------------------------------------
   Total (FTE) interest income              1,594    (6,282)   (4,688)
   -------------------------------------------------------------------

   Money market deposit accounts              176       (95)       81
   NOW deposit accounts                        37      (265)     (228)
   Savings deposits                           126      (631)     (505)
   Time deposits                             (802)   (2,925)   (3,727)
   Short-term borrowings                       43      (102)      (59)
   Long-term debt                             417      (350)       67
   -------------------------------------------------------------------
   Total interest expense                     465    (4,836)   (4,371)

   -------------------------------------------------------------------
   CHANGE IN FTE NET INTEREST INCOME      $ 1,129   $(1,446)  $  (317)
   ===================================================================

NONINTEREST  INCOME
Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations. The following table sets forth information by category of noninterest income for the years indicated:

                                   THREE MONTHS ENDED MARCH 31,
                                       2003           2002
                                      ------         -------
(in thousands)
Service charges on deposit accounts   $3,603         $3,050
Broker/dealer and insurance fees       1,392          1,495
Trust                                    892            819
Other                                  2,828          2,329
Net securities (losses) gains             27           (502)
Gain on sale of a branch, net              -            220

                                      ------         -------

Total                                 $8,742         $7,411
                                      ======         =======

Total noninterest income increased $1.3 million, or 18% from $7.4 million for the three months ended March 31, 2002 to $8.7 million for the same period in 2003. Service charges on deposit accounts increased $0.6 million, due primarily to an increase in transaction related deposit accounts (NOW and demand deposits), the average balance of which increased 5.2% for the three months ended March 31, 2003 when to compared the same period in 2002, as well as pricing adjustments made during 2002. Net losses from securities transactions totaled $0.5 million for the three months ended March 31, 2002 compared to a slight net gain from securities transactions for the same period in 2003. Other income increased $0.5 million, due primarily to growth from ATM fees, which were driven by the growth in transaction related deposit accounts noted above and an increase in fees from the sale of insurance products to loan customers. Trust revenue increased $0.1 million, or 9% due primarily to a new business initiative focusing on high net worth customers.

Offsetting these increases was a decrease in broker/dealer and insurance revenue of $0.1 million driven primarily by continued weak stock market conditions during the first quarter of 2003. Additionally, there was a $0.2 million gain on the sale of a branch during the three months ended March 31, 2002 versus no such gain during the same period in 2003.

NONINTEREST  EXPENSE
Noninterest expenses are also an important factor in the Company's results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

                                              THREE MONTHS ENDED MARCH 31,
                                               2003                2002
                                              -------             -------
(in thousands)
Salaries and employee benefits                $12,659             $12,374
Occupancy                                       2,526               2,169
Equipment                                       1,766               1,714
Data processing and communications              2,721               2,565
Professional fees and outside services          1,302               1,615
Office supplies and postage                     1,073                 897
Amortization of intangible assets                 162                 225
Capital securities                                191                 216
Loan collection and other real estate owned       280                 927
Other                                           3,212               2,510
                                              -------             -------
Total noninterest expense                     $25,892             $25,212
                                              =======             =======

Total noninterest expense for the three months ended March 31, 2003 increased $0.7 million or 3% over the same period in 2002. The increase in total noninterest expense resulted from increases in other operating expense of $0.7 million, occupancy of $0.4 million and salaries and employee benefits of $0.3 million offset by decreases in loan collection and other real estate owned ("OREO) expense of $0.6 million and professional fees and outside services of $0.3 million.

The $0.7 million increase in other operating expense was driven primarily by $0.4 million charge taken for the other-than-temporary impairment of a non-marketable equity security. The $0.4 million increase in occupancy expense was driven primarily by higher maintenance costs associated with several severe winter storms that occurred during the first quarter of 2003. The $0.3 million increase in salaries and employee benefits was driven primarily by higher incentive compensation costs offset by decreases in retirement expenses and health insurance costs.

The $0.6 million decline in loan collection and OREO expense was driven primarily by the sale of several OREO properties, which resulted in a net gain of $0.6 million for the three months ended March 31, 2003. The $0.3 million decrease in professional fees and outside services resulted primarily from a $0.4 million charge taken during the three months ended March 31, 2002 related to an adverse judgement against the Company arising from litigation.

INCOME  TAXES

Income tax expense was $5.4 million for the three months ended March 31, 2003 compared to $5.5 million for the same period in 2002. The effective tax rate was 31.7% for the three months ended March 31, 2003 and 33.0% for the same period in 2002.

ANALYSIS  OF  FINANCIAL  CONDITION

LOANS  AND  LEASES
------------------

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

                                       March 31,   December 31,   March 31,
                                          2003         2002          2002
                                       -------------------------------------
                                                   (in thousands)
Commercial and commercial mortgages*   $1,066,446  $   1,057,815  $1,040,451
Residential real estate mortgages         613,093        610,256     610,870
Consumer                                  631,802        626,767     595,624
Leases                                     62,738         61,094      70,699
                                       -------------------------------------
Total loans and leases                 $2,374,079  $   2,355,932  $2,317,644
                                       =====================================

*    Includes agricultural loans

Total loans and leases were $2.4 billion, or 63.3% of assets, at March 31, 2003, and December 31, 2002, and $2.3 billion, or 64.5%, at March 31, 2002. Total loans and leases increased $56.4 million at March 31, 2003 when compared to March 31, 2002. There were slight increases in all the major loan categories at March 31, 2003 when compared to March 31, 2002. The modest loan growth experienced by the Company was due primarily to weak economic business conditions, strong competition, and the Company's focus on lowering nonperforming loans and improving the credit quality of the loan and lease portfolio. At March 31, 2003, commercial loans, including commercial mortgages, represented approximately 45% of the loan and lease portfolio, while consumer loans and leases and residential mortgages represented 29% and 26%, respectively.

SECURITIES
----------

The Company classifies its securities at date of purchase as available for sale, held to maturity or trading. Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders' equity as a component of accumulated other comprehensive income or loss. Held to maturity securities are recorded at amortized cost. Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Securities with an other-than-temporary impairment are generally placed on nonaccrual status.

Average total securities increased $82.4 million for the three months ended March 31, 2003 when compared to the same period in 2002. The average balance of securities available for sale increased $105.3 million for the three months ended March 31, 2003 when compared to the same period in 2002. The average balance of securities held to maturity decreased $23.0 million for the three months ended March 31, 2003 when compared to the same period in 2002. The net increase in securities resulted from a combination of deposit growth exceeding loan growth and modest leveraging of the balance sheet. The average total securities portfolio represented 30.8% of total average earning assets for the three months ended March 31, 2003 compared to 29.6% for the same period in 2002.

At March 31, 2003, approximately 67.8% of the Company's investment securities were comprised of either mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") compared to 63.8% at March 31, 2002. During the period between March 31, 2002 and March 31, 2003, the Company's MBS and CMO experienced significant increases in prepayments resulting from the low interest rate environment. As the Company received the cash flows due to accelerated prepayments from MBS and CMO, the Company reinvested these funds primarily into short-term MBS, which generally contain a stated maturity of 10/15 years and a expected duration ranging from 3 to 5 years as opposed to 20/30 year MBS which exhibit an expected duration ranging from 5 to 7 years. As such, the Company is positioned to take advantage of deploying funds in a rising rate environment, as sufficient cash flow should be generated by 10/15-year MBS securities. At March 31, 2003, approximately 65.7% of MBS and CMO were comprised of 10/15-year MBS as compared to 25.5% at March 31, 2002.

There is one security with the other-than-temporary impairment charge at March 31, 2003 and 2002, which had a remaining carrying value of $0.9 million and $1.9 million, respectively, and is classified in securities available for sale and is on the nonaccrual status. The Company recorded a $0.7 million pre-tax charge during the three months ended March 31, 2002, related to the other-than-temporarily impaired security classified as available for sale. The charge was recorded in net security (losses) gains on the consolidated statements of income.

Included in the securities available for sale portfolio at March 31, 2002 and December 31, 2002 were certain securities (private issue CMO, asset-backed securities, and private issue MBS) previously held by CNB. These securities contained a higher level of credit risk when compared to other securities held in the Company's investment portfolio because they were not guaranteed by a governmental agency or a government sponsored enterprise (GSE). The Company's general practice is to purchase CMO and MBS that are guaranteed by a governmental agency or a GSE coupled with a strong credit rating, typically AAA, issued by Moody's or Standard and Poors.

At December 31, 2002, the amortized cost and fair value of these high-risk securities amounted to $12.0 million and $10.7 million, respectively, down from $32.9 million and $31.1 million, respectively, at March 31, 2002. The decrease at December 31, 2002, when compared to March 31, 2002, resulted primarily from sales and to a lesser extent principal paydowns. During 2002, the Company sold $22.4 million of these securities due to both a rapid deterioration in the financial condition of the underlying collateral in 2002 related to a certain number of these securities as well as the Company's goal of reducing exposure to these types of securities in general. The net loss realized from the sale of these securities was $7.4 million. Offsetting these net losses were net gains of $7.3 million, resulting from the sale of approximately $187.0 million in other securities available for sale during 2002. At March 31, 2003, the Company had no exposure to these high-risk securities, as the remaining $12.0 million were sold during the three months ended March 31, 2003 at a net loss of $3.9 million. Offsetting these net losses, were net gains of $3.9 million from the sale of approximately $157.4 million in other securities available for sale during the first quarter of 2003.

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

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio. For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans and leases, estimates of the Company's exposure to credit loss reflect a thorough current assessment of a number of factors, which could affect collectibility. These factors include: past loss experience; the size, trend, composition, and nature of the loans and leases; changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; trends experienced in nonperforming and delinquent loans and leases; current economic conditions in the Company's market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination, which may not be currently available to management.

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at March 31, 2003 was 1.73% compared to 1.95% at March 31, 2002. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

   TABLE 4
   ALLOWANCE  FOR  LOAN  LOSSES
   -------------------------------------------------------------------------------------
                                                         Three months ended March 31,
   (dollars in thousands)                                  2003            2002
   -------------------------------------------------------------------------------------
   Balance, beginning of period                          $40,167          $44,746
   Recoveries                                              1,698            1,362
   Charge-offs                                            (2,664)          (2,820)
   -------------------------------------------------------------------------------------
   Net charge-offs                                          (966)          (1,458)
   Provision for loan losses                               1,940            2,011
   -------------------------------------------------------------------------------------
   Balance, end of period                                $41,141          $45,299
   =====================================================================================
   COMPOSITION OF NET CHARGE-OFFS
   Commercial and agricultural                           $   (90)     9%  $   103   (7)%
   Real estate mortgage                                       18    (2)%     (220)   15%
   Consumer                                                 (894)    93%   (1,341)   92%
   -------------------------------------------------------------------------------------
   Net charge-offs                                       $  (966)   100%  $(1,458)  100%
   -------------------------------------------------------------------------------------
   Annualized net charge-offs to average loans                     0.17%           0.25%
   =====================================================================================

   Net charge-offs to average loans for the year ended
     March 31, 2003                                                                0.04%
   =====================================================================================

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

Total nonperforming assets were $22.0 million at March 31, 2003, compared to $30.5 million at December 31, 2002, and $43.7 million at March 31, 2002. The decrease in nonperforming assets resulted primarily from the Company's focus on reducing nonperforming loans. Nonperforming loans totaled $18.4 million at March 31, 2003, down from the $26.4 million outstanding at December 31, 2002. The $8.0 million decrease in nonperforming loans from December 31, 2002 to March 31, 2003 was due primarily to the Company's successful efforts in selling certain large problematic commercial loans as well as a group of nonperforming real estate mortgages at approximately their book value. Nonaccrual commercial and agricultural loans decreased $3.7 million, from $17.0 million at December 31, 2002, to $13.3 million at March 31, 2003. Nonaccrual real estate mortgages decreased $3.0 million, from $5.5 million at December 31, 2002, to $2.5 million at March 31, 2003.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $51.3 million in potential problem loans at March 31, 2003 as compared to $48.5 million at December 31, 2002. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company's loan rating system as "substandard." At March 31, 2003, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

Net charge-offs totaled $1.0 million for the three months ended March 31, 2003, down $0.5 million from the $1.5 million charged-off during the same period in 2002. Despite the improvement in net charge-offs and the reductions in nonperforming loans, the Company's provision for the quarter did not decline significantly when compared to the same period in 2002. The provision for loan and lease losses totaled $1.9 million for the three months ended March 31, 2003, down slightly from the $2.0 million provided during the same period in 2002. The level of provision for loan and lease losses required for the three months ended March 31, 2003 resulted primarily from the increase in potential problem loans noted above and the continued weakness in the overall economy.

   TABLE 5
   NONPERFORMING  ASSETS
   --------------------------------------------------------------------------------------------------
                                                              MARCH 31,    December 31,    March 31,
   (dollars in thousands)                                       2003           2002          2002
   --------------------------------------------------------------------------------------------------
   Commercial and agricultural                               $   13,285   $      16,980   $   29,237
   Real estate mortgage                                           2,535           5,522        5,600
   Consumer                                                       1,258           1,507        3,938
   --------------------------------------------------------------------------------------------------
     Total nonaccrual loans                                      17,078          24,009       38,775
   --------------------------------------------------------------------------------------------------
   Loans 90 days or more past due and still accruing:
    Commercial and agricultural                                     602             237          228
    Real estate mortgage                                            144           1,325           29
    Consumer                                                        328             414          226
   --------------------------------------------------------------------------------------------------
   Total loans 90 days or more past due and still accruing        1,074           1,976          483
   --------------------------------------------------------------------------------------------------
   Restructured loans in compliance with modified terms:            297             409          531
   --------------------------------------------------------------------------------------------------
   Total nonperforming loans                                     18,449          26,394       39,789
   --------------------------------------------------------------------------------------------------
   Other real estate owned (OREO)                                 2,609           2,947        1,960
   --------------------------------------------------------------------------------------------------
   Total nonperforming loans and OREO                            21,058          29,341       41,749
   --------------------------------------------------------------------------------------------------
   Nonperforming securities                                         925           1,122        1,957
   --------------------------------------------------------------------------------------------------
   Total nonperforming assets                                $   21,983   $      30,463   $   43,706
   ==================================================================================================
   Total nonperforming loans to loans and leases                   0.78%           1.12%        1.72%
   Total nonperforming assets to assets                            0.59%           0.82%        1.22%
   Total allowance for loan and lease losses
     to nonperforming loans                                      223.00%         152.18%      113.85%
   ==================================================================================================

DEPOSITS
--------

Total deposits were $3.0 billion at March 31, 2003, an increase of $33.9 million, or 1%, from year-end 2002, and an increase of $90.1 million, or 3%, from the same period in the prior year. Total average deposits increased $40.2 million, or 1%, from March 31, 2002 to March 31, 2003. The Company experienced a decline in time deposits, as average time deposits declined $85.5 million or 6%, from March 31, 2002 to March 31, 2003. Meanwhile, average core deposits increased 125.7 million or 8%, from March 31, 2002 to March 31, 2003. The Company has focused on maintaining and growing its base of lower cost checking, savings and money market accounts while allowing runoff of some of its higher cost time deposits, particularly brokered and jumbo time deposits. At March 31, 2003, total checking, savings and money market accounts represented 57.5% of total deposits compared to 52.8% at March 31, 2002.

BORROWED  FUNDS
---------------

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $95.1 million at March 31, 2003 compared to $105.6 million and $81.2 million at December 31, and March 31, 2002, respectively. Long-term debt was $345.3 million at March 31, 2003, compared to $345.5 million and $325.9 million at December 31, and March 31, 2002, respectively.

CAPITAL  RESOURCES
------------------

Stockholders' equity of $291.6 million represents 7.8% of total assets at March 31, 2003, compared with $268.4 million, or 7.5% in the comparable period of the prior year, and $292.4 million, or 7.9% at December 31, 2002. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

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

   TABLE 6
   CAPITAL MEASUREMENTS
   ----------------------------------------------------
                                     FIRST      First
                                    QUARTER    Quarter
                                     2003       2002
   ----------------------------------------------------
   Tier 1 leverage ratio               6.71%      6.70%
   Tier 1 capital ratio                9.77%      9.97%
   Total risk-based capital ratio     11.02%     11.23%
   Cash dividends as a percentage
    of net income                     47.87%     50.69%
   Per common share:
    Book value                     $   9.00   $   8.09
    Tangible book value            $   7.50   $   6.61
   ====================================================

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.94 at March 31, 2002 and 1.82 in the comparable period of the prior year. The Company's price was 12.5 times annualized earnings at March 31, 2003, compared to 11.2 times for the same period last year.

   TABLE 7
   QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
   -------------------------------------------------
                                                Cash
                                           Dividends
   Quarter Ending   High    Low    Close    Declared
   -------------------------------------------------
   -------------------------------------------------
   2002
   -------------------------------------------------
   March 31        $15.15  $13.15  $14.74  $   0.170
   June 30          19.32   14.00   18.07      0.170
   September 30     18.50   16.36   17.27      0.170
   December 31      18.60   14.76   17.07      0.170
   =================================================
   2003
   -------------------------------------------------
   MARCH 31        $18.60  $16.76  $17.43  $   0.170
   =================================================

STOCK  REPURCHASE  PLAN
-----------------------

On July 22, 2002, the Company announced that it intended to repurchase up to one million shares (approximately 3%) of its outstanding common stock from time to time over the next 12 months in open market and privately negotiated transactions. Since the announcement of the Stock Repurchase Plan, the Company repurchased a total of 807,346 shares at an average price of $17.51 per share. Total cash allocated for these repurchases during this period was $14.1 million. For the three months ended March 31, 2003, the Company repurchased 330,813 shares at an average price of $17.49 per share.

On April 28, 2003, the Company announced that it intended to repurchase up to an additional one million shares (approximately 3%) of its outstanding common stock from time to time over the next 12 months in open market and privately negotiated transactions. Currently there are 192,954 shares remaining under the previous authorization that will be repurchased prior to the commencement of the new program.

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

MARKET  RISK

Interest rate risk is among the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities. Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than earning assets. When interest-bearing liabilities mature or reprice more quickly than earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

In an attempt to manage the Company's exposure to changes in interest rates, management monitors the Company's interest rate risk. Management's Asset Liability Committee (ALCO) meets monthly to review the Company's interest rate risk position and profitability, and to recommend strategies for consideration by the Board of Directors. Management also reviews loan and deposit pricing, and the Company's securities portfolio, formulates investment and funding strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period. Three additional models are run with static balance sheets; (1) a gradual increase of 200 bp, (2) a gradual increase of 200 bp where the long end of the yield curve remains flat (the long end of the yield curve is defined as 5 years and longer) and (3) a gradual decrease of 100 bp takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario.

The resultant changes in net interest income are then measured against the flat rate scenario.

In the declining rate scenarios, net interest income is projected to decrease slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of interest-bearing liabilities repricing downward at a slower rate than earning assets. The inability to effectively lower deposit rates will likely reduce or eliminate the benefit of lower interest rates. In the rising rate scenario where the long end of the yield curve remains flat and the short end of the curve increases 200bp gradually, net interest income is also projected to experience a decline from the flat rate scenario. Net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing. In a rising rate scenario where rates increase gradually 200bp, net interest income is projected to increase slightly from the flat rate scenario.

Net interest income for the next twelve months in the + 200/+ 200 flat/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2003 balance sheet position:

             TABLE 10
             INTEREST RATE SENSITIVITY ANALYSIS
             -----------------------------------------------
             CHANGE IN INTEREST RATES     PERCENT CHANGE IN
             (IN BASIS POINTS)          NET INTEREST INCOME
             -----------------------------------------------
             + 200 FLAT                              (0.77%)
             + 200                                     0.08%
             - 100                                   (0.61%)
             -----------------------------------------------

Under the flat rate scenario with a static balance sheet, net interest income is anticipated to decrease approximately 1.4% from annualized net interest income for the three months ended March 31, 2003. The Company anticipates under current conditions, earning assets will continue to reprice at a faster rate than interest bearing liabilities. In order to protect net interest income from anticipated net interest margin compression, the Company will continue to focus on increasing low cost core funding as well as growing earning assets through loan growth and leverage opportunities. However, if the Company cannot increase low cost core funding and earning assets, the Company expects net interest income to decline for the remainder of 2003.

Currently, the Company is holding fixed rate residential real estate mortgages in its loan portfolio and mortgage related securities in its investment portfolio. Two major factors the Company considers in holding residential real estate mortgages is its level of core deposits and the duration of its mortgage-related securities and loans. Current core deposit levels combined with a shortening of duration of mortgage-related securities and loans have enabled the Company to hold fixed rate residential real estate mortgages without having a significant negative impact on interest rate risk, as the Company is well matched at March 31, 2003. The Company's net interest income is projected to increase by 0.08% if interest rates gradually rise 200 basis points. The Company's exposure to 30-year fixed rate mortgage related securities and loans have decreased approximately $150.5 million from March 31, 2002 to March 31, 2003. From December 31, 2002, we have reduced our exposure to 30-year fixed rate mortgage related securities and loans by $27.2 million. Approximately 13.1% of earning assets were comprised of 30-year fixed rate mortgage related securities and loans at March 31, 2003, down from a ratio of 18.0% at March 31, 2002. The Company closely monitors its matching of earning assets to funding sources. If core deposit levels decrease or the rate of growth in core deposit levels does not equal or exceed the rate in growth of 30-year fixed rate real estate mortgage related securities or loans, the Company will reevaluate its strategy and may sell new originations of fixed rate mortgages in the secondary market or may sell certain mortgage related securities in order to limit the Company's exposure to long-term earning assets.

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At March 31, 2003, the Company's Basic Surplus measurement was 14.3% of total assets or $533 million, which was above the Company's minimum of 5% or $188 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At March 31, 2003, the Company considered its Basic Surplus adequate to meet liquidity needs.

The Company's primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company's subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At March 31, 2003, approximately $10.0 million of the total stockholders' equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

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

PART  II.  OTHER  INFORMATION

Item 1 -- Legal Proceedings

In the normal course of business, there are various outstanding legal proceedings. In the opinion of management, there are no material legal proceedings, other than ordinary routine litigation incidental to business to which the Company is a party or of which any of its property is subject.

Item 2 -- Changes in Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None

Item 4 -- Submission of Matters to a Vote of Security Holders

None

Item 5 -- Other Information

On April 28, 2003, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.17 per share. The cash dividend will be paid on June 15, 2003 to stockholders of record as of June 1, 2003.

Item 6 -- Exhibits and Reports on Form 8-K

(a)     Exhibits

99.1 Additional Exhibit - Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Additional Exhibit - Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the first quarter ended March 31, 2003, the Company filed the following Current Reports on Form 8-K:

          None  filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of May, 2003.


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

Date:  May 13, 2003

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

Date:  May 13, 2003

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