Form 10-Q
period 2003-06-30
NBT BANCORP INC
filed 2003-08-13
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


(Mark One)
  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003.
                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.


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

As of July 31, 2003, there were 32,445,931 shares outstanding of the Registrant's common stock, $0.01 par value.

                                NBT BANCORP INC.
                    FORM 10-Q -- Quarter Ended June 30, 2003

                                TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION

Item 1    Interim Financial Statements (Unaudited)

          Consolidated Balance Sheets at June 30, 2003, December 31, 2002, and June 30, 2002

          Consolidated Statements of Income for the three and six month periods ended June 30, 2003 and 2002

          Consolidated Statements of Stockholders' Equity for the six month periods ended June 30, 2003 and 2002

          Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003 and 2002

          Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2003 and 2002

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

SIGNATURES

INDEX TO EXHIBITS


NBT BANCORP INC. AND SUBSIDIARIES                                           JUNE 30,     December 31,     June 30,
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                       2003           2002           2002
--------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)
ASSETS
Cash and due from banks                                                    $  143,884   $     121,824   $   108,456
Short-term interest bearing accounts                                            3,507           2,799         5,950
Trading securities, at fair value                                                  69             203           280
Securities available for sale, at fair value                                  987,147       1,007,583       988,538
Securities held to maturity (fair value - $94,339, $84,517
 and $89,880)                                                                  92,452          82,514        88,882
Federal Reserve and Federal Home Loan Bank stock                               29,175          23,699        23,372
Loans and leases                                                            2,496,385       2,355,932     2,336,041
 Less allowance for loan and lease losses                                      40,858          40,167        43,719
--------------------------------------------------------------------------------------------------------------------
  Net loans and leases                                                      2,455,527       2,315,765     2,292,322
Premises and equipment, net                                                    61,332          61,261        61,716
Goodwill                                                                       47,558          46,121        46,121
Intangible assets, net                                                          2,606           2,246         2,589
Bank owned life insurance                                                      30,014               0             0
Other assets                                                                   64,186          59,711        60,716
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $3,917,457   $   3,723,726   $ 3,678,942
====================================================================================================================

LIABILITIES, GUARANTEED PREFERRED BENEFICIAL INTERESTS
IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                              $  470,422   $     449,201   $   424,615
 Savings, NOW, and money market                                             1,304,304       1,183,603     1,119,730
 Time                                                                       1,190,470       1,289,236     1,323,300
--------------------------------------------------------------------------------------------------------------------
  Total deposits                                                            2,965,196       2,922,040     2,867,645
Short-term borrowings                                                         211,981         105,601       122,903
Long-term debt                                                                370,129         345,475       350,729
Other liabilities                                                              55,301          41,228        37,903
--------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                         3,602,607       3,414,344     3,379,180

Guaranteed preferred beneficial interests in
Company's junior subordinated debentures                                       17,000          17,000        17,000

Stockholders' equity:
  Preferred stock, $0.01 par, none issued, 2,500,000 authorized
    at June 30, 2003, December 31, 2002 and June 30, 2002                           -               -             -
  Common stock, $0.01 par value per share; shares authorized-50,000,000;
    shares issued 34,401,128, 34,401,171, and 34,401,212
    at June 30, 2003, December 31, 2002, and June 30, 2002, respectively          344             344           344
  Additional paid-in-capital                                                  209,769         210,443       210,445
  Retained earnings                                                           107,409          95,085        83,613
  Unvested restricted stock awards                                               (260)           (127)         (189)
  Accumulated other comprehensive income                                       14,573          16,531         9,214
  Treasury stock at cost 1,980,290 1,751,724,
   and 1,219,970 shares at June 30, 2003, December 31, 2002
   and June 30, 2002, respectively                                            (33,985)        (29,894)      (20,665)
--------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                  297,850         292,382       282,762
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, GUARANTEED PREFERRED
BENEFICIAL INTERESTS IN COMPANY'S JUNIOR
SUBORDINATED DEBENTURES
AND STOCKHOLDERS' EQUITY                                                   $3,917,457   $   3,723,726   $3,6,78,942
====================================================================================================================

See notes to unaudited interim consolidated financial statements.

                                                        Three months ended      Six months ended
NBT BANCORP INC. AND SUBSIDIARIES                             June 30,              June 30,
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)            2003        2002       2003       2002
---------------------------------------------------------------------------------------------------
(in thousands, except per share data)
 INTEREST, FEE AND DIVIDEND INCOME:
Loans                                                 $   39,540  $   41,390  $ 79,155  $   83,617
Securities available for sale                             10,864      14,668    22,669      28,297
Securities held to maturity                                  857       1,115     1,746       2,299
Trading securities                                             1           2         3           4
Other                                                        331         315       655         595
---------------------------------------------------------------------------------------------------
  Total interest, fee and dividend income                 51,593      57,490   104,228     114,812
---------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                  12,040      16,265    24,652      33,256
Short-term borrowings                                        370         287       659         635
Long-term debt                                             3,691       3,856     7,396       7,494
---------------------------------------------------------------------------------------------------
  Total interest expense                                  16,101      20,408    32,707      41,385
---------------------------------------------------------------------------------------------------
Net interest income                                       35,492      37,082    71,521      73,427
Provision for loan and lease losses                        1,413       2,092     3,353       4,103
---------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses       34,079      34,990    68,168      69,324
---------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Trust                                                      1,116         804     2,008       1,623
Service charges on deposit accounts                        3,764       3,239     7,367       6,289
Broker/dealer and insurance fees                           1,750       1,483     3,142       2,978
Net securities (losses) gains                                 38          69        65        (433)
Gain on sale of branch, net                                    -           -         -         220
Other                                                      2,271       2,207     5,099       4,536
---------------------------------------------------------------------------------------------------
  Total noninterest income                                 8,939       7,802    17,681      15,213
---------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Salaries and employee benefits                            12,060      12,497    24,719      24,871
Office supplies and postage                                1,011       1,227     2,084       2,124
Occupancy                                                  2,182       2,096     4,708       4,265
Equipment                                                  1,944       1,818     3,710       3,532
Professional fees and outside services                     1,240       1,782     2,542       3,397
Data processing and communications                         2,720       2,598     5,441       5,163
Capital securities                                           179         230       370         446
Amortization of intangible assets                            155         208       317         433
Loan collection and other real estate owned                  476         748       756       1,675
Other operating                                            3,881       2,858     7,093       5,368
---------------------------------------------------------------------------------------------------
  Total noninterest expense                               25,848      26,062    51,740      51,274
---------------------------------------------------------------------------------------------------
Income before income taxes                                17,170      16,730    34,109      33,263
Income taxes                                               5,362       5,464    10,735      10,920
---------------------------------------------------------------------------------------------------
   NET INCOME                                         $   11,808  $   11,266  $ 23,374  $   22,343
===================================================================================================
Earnings per share:
   Basic                                              $     0.36  $     0.34  $   0.72  $     0.67
   Diluted                                            $     0.36  $     0.34  $   0.71  $     0.67
===================================================================================================

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
                                                           Additional                Unvested     Accumulated Other
                                                 Common     Paid-in      Retained   Restricted    Comprehensive
                                                  Stock     Capital      Earnings      Stock      Income (loss)
-------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 2001                     $   343  $   209,176   $  72,531                $        3,921
Net Income                                                                 22,343
Cash Dividends - $0.34 per share                                          (11,261)
Purchase of 72,900 treasury shares
Issuance of 162,421 shares to
employee benefits plans and
other stock plans, including
tax benefit                                            1        1,296
Grant of 14,648 shares of restricted
stock awards                                                      (27)                    (222)
Amortization of restricted stock awards                                                     33
Other comprehensive income                                                                                5,293
----------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                         $   344  $   210,445   $  83,613        ($189)  $        9,214
================================================================================================================

BALANCE AT DECEMBER 31, 2002                     $   344  $   210,443   $  95,085        ($127)  $       16,531
Net income                                                                 23,374
Cash dividends - $0.34 per share                                          (11,050)
Purchase of 369,313 treasury shares
Issuance of 41,980 shares in exchange
  for 20,172 shares received as
  consideration for the exercise of
  incentive stock options                                        (357)
Net issuance of 107,403 shares to
  employee benefit plans and other
  stock plans, including tax benefit                             (317)
Grant of 11,536 shares of restricted
  stock awards                                                                            (203)
Amortization of restricted stock awards                                                     70
Other comprehensive (loss)                                                                               (1,958)
----------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003                         $   344  $   209,769   $ 107,409        ($260)  $       14,573
----------------------------------------------------------------------------------------------------------------


                                                      Treasury
                                                        Stock           Total
-------------------------------------------------------------------------------
(in thousands, except share and per share data)

BALANCE AT DECEMBER 31, 2001                               ($19,616)  $266,355
Net Income                                                              22,343
Cash Dividends - $0.34 per share                                       (11,261)
Purchase of 72,900 treasury shares                           (1,171)    (1,171)
Issuance of 162,421 shares to
employee benefits plans and
other stock plans, including
tax benefit                                                    (127)     1,170
Grant of 14,648 shares of restricted
stock awards                                                    249          -
Amortization of restricted stock awards                                     33
Other comprehensive income                                               5,293
-------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2002                         $          (20,665)  $282,762
===============================================================================

BALANCE AT DECEMBER 31, 2002                     $          (29,894)  $292,382
Net income                                                              23,374
Cash dividends - $0.34 per share                                       (11,050)
Purchase of 369,313 treasury shares                          (6,489)    (6,489)
Issuance of 41,980 shares in exchange
  for 20,172 shares received as
  consideration for the exercise of
  incentive stock options                                       357          -
Net issuance of 107,403 shares to
  employee benefit plans and other
  stock plans, including tax benefit                          1,838      1,521
Grant of 11,536 shares of restricted
  stock awards                                                  203          -
Amortization of restricted stock awards                                     70
Other comprehensive (loss)                                              (1,958)
-------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003                                   ($33,985)  $297,850
-------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES                              Six Months Ended June 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                           2003            2002
------------------------------------------------------------------------------------------
(in thousands)                                                                (Unaudited)
OPERATING ACTIVITIES:
Net income                                                 $      23,374   $       22,343
Adjustments to reconcile net income to net cash provided
 by operating activities:
Provision for loan losses                                          3,353            4,103
Depreciation of premises and equipment                             3,232            3,451
Net amortization (accretion) on securities                         2,250             (866)
Amortization of intangible assets                                    317              433
Amortization of restricted stock awards                               70               33
Proceeds from sale of loans held for sale                          7,581            3,965
Origination of loans held for sale                                (2,350)          (3,114)
Net losses  on sales of loans                                          -               50
Net gain on sale of other real estate owned                         (710)             (50)
Net security losses (gains)                                          (65)             433
Proceeds from sale of trading securities                             158                -
Purchases of trading securities                                      (60)            (166)
Writedown of nonmarketable equity securities                         620                -
Gain on sale of a branch, net                                                        (220)
Purchase of Bank Owned Life Insurance                            (30,000)               -
Net (increase) decrease in other assets                           (3,792)           3,367
Net increase (decrease) in other liabilities                      13,160           (6,245)
------------------------------------------------------------------------------------------
Net cash provided by operating activities                         17,138           27,517
------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Net cash and cash equivalents provided by acquisitions            10,594                -
Net cash paid in conjunction with branch sale                          -          (29,171)
Securities available for sale:
 Proceeds from maturities                                        227,529          141,582
 Proceeds from sales                                             177,526          156,799
 Purchases                                                      (390,249)        (368,278)
Securities held to maturity:
 Proceeds from maturities                                         29,473           30,000
 Purchases                                                       (39,446)         (17,330)
Purchases of FRB and FHLB stock                                   (5,476)          (1,588)
Net increase in loans                                           (148,341)          (6,821)
Purchase of premises and equipment, net                           (3,275)          (3,390)
Proceeds from sales of other real estate owned                     2,434              811
------------------------------------------------------------------------------------------
Net cash used in investing activities                           (139,231)         (97,386)
------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                               29,845          (13,708)
Net increase in short-term borrowings                            106,380              890
Proceeds from issuance of long-term debt                         125,000           80,000
Repayments of long-term debt                                    (100,346)          (1,602)
Proceeds from issuance of treasury shares to
  employee benefit plans and other stock plans,
  including tax benefit                                            1,521            1,170
Purchase of treasury stock                                        (6,489)          (1,171)
Cash dividends                                                   (11,050)         (11,261)
------------------------------------------------------------------------------------------
Net cash provided by  financing activities                       144,861           54,318
------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents              22,768          (15,551)
Cash and cash equivalents at beginning of period                 124,623          129,957
------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $     147,391   $      114,406
==========================================================================================

                                                                   ( Continued )

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Supplemental disclosure of cash flow information:    Six months Ended June 30,
                                                      2003           2002
 Cash paid during the period for:
  Interest                                         $    33,819  $        44,898
  Income taxes                                           6,100            6,896
===============================================================================

Loans transferred to OREO                          $     1,122  $         1,277

BRANCH DIVESTITURE:
  Assets sold                                                -  $         3,323
  Liabilities sold                                           -           34,263

ACQUISITIONS:
-------------------------------------------------------------------------------
Fair value of assets acquired                      $     1,155                -
Fair value of liabilities assumed                       13,311                -

-------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.

                                                        Three months ended        Six months ended
NBT Bancorp Inc. and Subsidiaries                             June 30,                 June 30,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME          2003         2002        2003        2002
-----------------------------------------------------------------------------------------------------
(in thousands & unaudited)

Net Income                                            $   11,808   $   11,266   $ 23,374   $   22,343
-----------------------------------------------------------------------------------------------------
Other comprehensive (loss) income, net of tax
   Unrealized holding (losses) gains arising during
    period [pre-tax amounts of ($488), $16,103,
   ($2,831) and $8,369]                                     (293)       9,662     (1,702)       5,037
   Minimum Pension Liability Adjustment                                             (217)
Less: Reclassification adjustment for net losses
      included in net income [pre-tax amounts of
      ($38), ($70), $(65) and $425]                          (23)         (42)       (39)         256
-----------------------------------------------------------------------------------------------------
Total other comprehensive (loss) income                     (316)       9,620     (1,958)       5,293
-----------------------------------------------------------------------------------------------------
Comprehensive income                                  $   11,492   $   20,886   $ 21,416   $   27,636
=====================================================================================================

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

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

     The consolidated balance sheet at December 31, 2002 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 2002 and notes thereto referred to above.

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

NOTE 3.   COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. At June 30, 2003 and December 31, 2002, commitments to extend credit and unused lines of credit totaled $457.9 million and $409.1 million. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $25.6 million at June 30, 2003, $24.7 million at December 31, 2002. The fair value of the liability associated with the standby letters of credit was not material at June 30, 2003.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

----------------------------------------------------------------------------------
Three months ended June 30,                                       2003     2002
----------------------------------------------------------------------------------
(in thousands, except per share data)
Basic EPS:
  Weighted average common shares outstanding                      32,653   33,157
  Net income available to common shareholders                    $11,808  $11,266
----------------------------------------------------------------------------------
Basic EPS                                                        $  0.36  $  0.34
==================================================================================
Diluted EPS:
  Weighted average common shares outstanding                      32,653   33,157
  Dilutive effect of common stock options and restricted stock       282      245
----------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                              32,935   33,402
  Net income available to common shareholders                    $11,808  $11,266
----------------------------------------------------------------------------------
Diluted EPS                                                      $  0.36  $  0.34
==================================================================================


----------------------------------------------------------------------------------
Six months ended June 30,                                           2003     2002
----------------------------------------------------------------------------------
(in thousands, except per share data)

Basic EPS:
  Weighted average common shares outstanding                      32,443   33,125
  Net income available to common shareholders                    $23,374  $22,343
----------------------------------------------------------------------------------
Basic EPS                                                        $  0.72  $  0.67
==================================================================================

Diluted EPS:
  Weighted average common shares outstanding                      32,443   33,125
  Dilutive effect of common stock options and restricted stock       275      223
----------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                              32,718   33,348
  Net income available to common shareholders                    $23,374  $22,343
----------------------------------------------------------------------------------
Diluted EPS                                                      $  0.71  $  0.67
==================================================================================

     There were 202,970 outstanding stock options for the quarter ended June 30, 2003 and 401,397 outstanding stock options for the quarter ended June 30, 2002 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods. There were 368,022 outstanding stock options for the six month period ended June 30, 2003 and 927,943 outstanding stock options for the six month period ended June 30, 2002 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

NOTE 5.   STOCK-BASED COMPENSATION

In  December  2002,  the  Financial  Accounting  Standards  Board  (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" to SFAS No. 123 "Accounting for Stock-Based Compensation," which accounts for stock-based compensation using the fair value method of accounting, if a company so elects. The Company currently accounts for stock-based employee compensation under APB No. 25. As such, compensation expense would be recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. Because the fair value on the date of grant of the underlying stock of all stock options granted by the Company is equal to the exercise price of the options granted, no compensation cost has been recognized for stock options in the accompanying consolidated statements of income. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options and employee stock purchase plan under SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

================================================================================
                                                           THREE MONTHS ENDED
--------------------------------------------------------------------------------
                                                                JUNE 30,
--------------------------------------------------------------------------------
                                                           2003         2002
                                                        -----------  -----------
     Net income, as reported                            $   11,808   $   11,266
     Add:Stock-based compensation
     expense included in reported net
     income, net of related tax effects                         19           20

     Less:Stock-based compensation
     expense determined under fair
     value method for all awards, net
     of related tax effects                                   (268)        (257)
                                                        -----------  -----------


     Pro forma net income                               $   11,559   $   11,029
                                                        ===========  ===========

     Net income per share:
     Basic - as reported                                $     0.36   $     0.34
     Basic - Pro forma                                  $     0.36   $     0.33

     Diluted - as reported                              $     0.36   $     0.34
     Diluted - Pro forma                                $     0.35   $     0.33
================================================================================

================================================================================
                                                             SIX MONTHS ENDED
--------------------------------------------------------------------------------
                                                                JUNE 30,
--------------------------------------------------------------------------------
                                                            2003        2002
                                                          ---------  -----------
     Net income, as reported                              $ 23,374   $   22,343
     Add: Stock-based
     compensation expense
     included in reported net
     income, net of related tax
     effects                                                    42           20

     Less: Stock-based
     compensation expense
     determined under fair value
     method for all awards, net
     of related tax effects                                   (531)        (484)
                                                          ---------  -----------
     Pro forma net income                                 $ 22,885   $  21,8799
                                                          =========  ===========

     Net income per share:
     Basic - as reported                                  $   0.72   $     0.67
     Basic - Pro forma                                    $   0.71   $     0.66

     Diluted - as reported                                $   0.71   $     0.67
     Diluted - Pro forma                                  $   0.70   $     0.66
================================================================================

The Company granted 366,932 stock options during the six months ended June 30, 2003 with a weighted average exercise price of $17.53 per share compared to 482,670 stock options granted during the six months ended June 30, 2002 with a weighted average exercise price of $14.35 per share. The per share weighted average fair value of the stock options granted for the six months ended June 30, 2003 and 2002 was $3.92 and $2.24. The assumptions used for the grants noted above were as follows:

                          SIX MONTHS ENDED   SIX MONTHS ENDED
                            JUNE 30, 2003      JUNE 30, 2002
------------------------  ------------------------------------

DIVIDEND YIELD                3.73% - 3.97%              4.07%
EXPECTED VOLATILITY         31.35% - 31.38%             19.13%
RISK -FREE INTEREST RATE      2.98% - 3.36%      4.64% - 4.74%
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

NOTE 6.          GOODWILL AND INTANGIBLE ASSETS


A summary of goodwill by operating subsidiaries follows:


                               JANUARY 1,    GOODWILL   JUNE 30,
(In thousands)                    2002       DISPOSED     2002
                               ----------------------------------
NBT Bank, N.A.                 $    44,667  $  (1,547)  $  43,120
NBT Financial Services, Inc.         3,001          -       3,001
                               ----------------------------------
Total                          $    47,668  $  (1,547)  $  46,121
                               ==================================

                                JANUARY 1,   GOODWILL   JUNE 30,
(In thousands)                   2003        ACQUIRED     2003
                               ----------------------------------
NBT Bank, N.A.                 $    43,120  $   1,437   $  44,557
NBT Financial Services, Inc.         3,001          -       3,001
                               ----------------------------------
Total                          $    46,121  $   1,437   $  47,558
                               ==================================

The Company recorded $1.4 million in goodwill in connection with the acquisition of a branch from a third party financial institution in June of 2003. In connection with the sale of a branch during the three months ended March 31, 2002, $1.5 million in goodwill was included in the carrying amount of the branch in determining the gain on disposal.

The Company has finite-lived intangible assets capitalized on its consolidated balance sheet in the form of core deposit and other intangible assets. These intangible assets continue to be amortized over their estimated useful lives, which range from one to twenty-five years.


A summary of core deposit and other intangible assets follows:


                                      JUNE 30,
                                    2003    2002
                                   --------------
(in thousands)
Core deposit intangibles:
  Gross carrying amount            $5,558  $5,433
  Less: accumulated amortization    4,221   3,614
                                   --------------
Net Carrying amount                 1,337   1,819
                                   --------------

Other intangibles:
  Gross carrying amount             1,031   1,031
  Less: accumulated amortization      313     261
                                   --------------
Net Carrying amount                   718     770
                                   --------------

Other intangibles not subject to
  amortization: Pension Asset
                                      551       -

Total intangibles with definite
  useful lives:
  Gross carrying amount             7,140   6,464
  Less: accumulated amortization    4,534   3,875
                                   --------------
Net Carrying amount                $2,606  $2,589
                                   ==============

Amortization expense on finite-lived intangible assets is expected to total $0.3 million for the remainder of 2003 and $0.3 million for each of 2004, 2005, 2006 and 2007.

NOTE 7. GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

On June 14, 1999, the CNB Financial Corp. ("CNBF") who was acquired by the Company on November 8, 2001 established CNBF Capital Trust I (the Trust), which is a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures (capital securities). On August 4, 1999, the Trust issued $18.0 million in capital securities at 3-month LIBOR plus 275 basis points, which equaled 8.12% at issuance. The rate on the capital securities resets quarterly, equal to the 3-month LIBOR plus 275 basis points (4.04% and 4.66% for the June 30, 2003 and 2002 quarterly payments, respectively). The capital securities are the sole asset of the Trust. The obligations of the Trust are guaranteed by the Company. Capital securities totaling $1.0 million were issued to the Company. These capital securities were retired upon the merger of the Company and CNBF. The net proceeds from the sale of the capital securities were used for general corporate purposes and to provide a capital contribution of $15.0 million to CNB Bank, which was merged into NBT Bank. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions, subject to certain restrictions. The Bancorp's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from the NBT Bank. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of NBT Bank to pay dividends. At June 30, 2003, the capital securities are not classified as debt for financial statement purposes and therefore the expense associated with the capital securities is recorded as noninterest expense in the consolidated statements of income. However, as discussed in Note 8 below, commencing July 1, 2003, the Company's interest in the securities will be classified as a liability and interest costs associated with such securities will be classified as interest expense.

NOTE 8.     NEW ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Company's consolidated financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN No. 45 during the first quarter of 2003 did not have any material impact on the Company's financial statements.

The FASB issued SFAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities. This statement amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement is not expected to have a significant impact on the Company's consolidated financial statements.

The FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, the Company's third quarter of 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. As noted previously in note 7, the Company has $17.0 million in guaranteed preferred beneficial interests in the Company's junior subordinated debentures at June 30, 2003. Upon adoption of FAS 150 in the third quarter of 2003, the $17.0 million in guaranteed preferred beneficial interests in the Company's junior subordinated debentures will be a classified as a liability, as a component of long-term debt. Additionally, for the 2003 fiscal year, the interest cost associated with these junior subordinated debentures ($0.4 million for the six months ended June 30, 2003) will be reclassified from noninterest income to interest expense.

FIN No. 46 "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51". FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The Company adopted FIN 46 on July 1, 2003. In its current form, FIN 46 may require the Company to deconsolidate its investment in the Trust in future financial statements. It is currently unknown if, or when, the Financial Accounting Standards Board will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of June 30, 2003, assuming the Company was not allowed to include the $17.0 million in trust preferred securities issued by the Trust in Tier I capital, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

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

CRITICAL ACCOUNTING POLICIES

Management of the Company considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan and lease portfolio and the material effect that such judgments can have on the results of operations. While management's current evaluation of the allowance for loan and lease losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if loan and lease loss experience significantly worsened from historical levels or if current economic conditions significantly deteriorated, additional provisions for loan and lease losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company's non-performing loans and potential problem loans has a significant impact on the overall analysis of the adequacy of the allowance for loan and lease losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Company's allowance for loan and lease policy would also require additional provisions for loan and lease losses.

OVERVIEW

The Company earned net income of $11.8 million ($0.36 diluted earnings per share) for the three months ended June 30, 2003 compared to net income of $11.3 million ($0.34 diluted earnings per share) for the three months ended June 30, 2002. The quarter to quarter increase in net income from 2002 to 2003 was primarily the result of an increase in total noninterest income of $1.1 million and a $0.7 million decrease in the provision for loan and lease losses offset by a decrease in net interest income of $1.6 million. The increase in noninterest income was driven primarily by increases in services charges on deposit accounts of $0.5 million, trust income of $0.3 million and broker/dealer and insurance revenue of $0.3 million. The decline in the provision for loan and lease losses reflects lower net charge-offs for the three months ended June 30, 2003 compared to the same period in 2002 as well as a decrease in nonperforming loans. The decline in net interest income resulted primarily from a decline in the Company's net interest margin from 4.46% for the three months ended June 30, 2002 to 4.18% for the same period in 2003.

The Company earned net income of $23.4 million ($0.71 diluted earnings per share) for the six months ended June 30, 2003 compared to net income of $22.3 million ($0.67 diluted earnings per share) for the six months ended June 30, 2002. The increase in net income from 2002 to 2003 was primarily the result of an increase in total noninterest income of $2.5 million and a $0.8 million decrease in the provision for loan and lease losses offset by a decrease in net interest income of $1.9 million and an increase in total noninterest expense of $0.5 million. The increase in noninterest income was driven primarily by increases in services charges and deposit accounts of $1.1 million, other income of $0.5 million, and trust income of $0.4 million, as well as a $0.1 million net gain on securities transactions for the six months ended June 30, 2003 compared to $0.4 million in net losses on securities transactions for the same period in 2002. The decline in the provision for loan and lease losses reflects lower net charge-offs for the six months ended June 30, 2003 compared to the same period in 2002 as well as a decrease in nonperforming loans. The decline in net interest income resulted primarily from a decline in the Company's net interest margin from 4.51% for the six months ended June 30, 2002 to 4.29% for the same period in 2003. The increase in total noninterest expense resulted primarily from increases in other operating expense of $1.7 million and occupancy expense of $0.4 million offset by declines in loan collection and other real estate owned costs of $0.9 million and professional fees and outside services of $0.9 million.

Table 1 depicts annualized measurements of performance using GAAP net income. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Net interest margin, which is the net federal taxable equivalent (FTE) interest income divided by average earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the cost of funding. Interest income for tax-exempt securities and loans is adjusted to a taxable equivalent basis using the statutory Federal income tax rate of 35%.

TABLE 1
PERFORMANCE MEASUREMENTS
-------------------------------------------------------------
                                  First     SECOND     SIX
                                 Quarter   QUARTER   MONTHS
-------------------------------------------------------------
2003
Return on average assets (ROAA)     1.27%     1.25%    1.26%
Return on average equity (ROAE)    16.05%    16.07%   16.08%
Net interest margin                 4.38%     4.18%    4.29%
============================================================
2002
ROAA                                1.25%     1.24%    1.25%
ROAE                               16.62%    16.50%   16.54%
Net interest margin                 4.54%     4.48%    4.51%
============================================================

TABLE 2
AVERAGE BALANCES AND NET INTEREST INCOME
Table 2 presents the Company's condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis.

                                                      Three months ended June 30,
                                                     2003                           2002
                                        AVERAGE               YIELD/    Average               Yield/
(dollars in thousands)                  BALANCE    INTEREST    RATES    Balance    Interest    Rates
-----------------------------------------------------------------------------------------------------
ASSETS
Short-term interest bearing accounts   $    4,122  $      17    1.65%  $   11,806  $      89    3.02%
Trading securities                            209          1    1.92%         205          2    3.91%
Securities available for sale (2)         975,929     11,483    4.72%     964,555     15,197    6.32%
Securities held to maturity (2)            86,400      1,164    5.40%      98,040      1,475    6.03%
Investment in FRB and FHLB Banks           23,987        314    5.25%      20,965        226    4.32%
Loans and leases (1)                    2,417,364     39,732    6.59%   2,317,838     41,576    7.19%
                                       ----------  ---------           ----------  ---------
 Total interest earning assets          3,508,011     52,711    6.03%   3,413,409     58,565    6.88%
                                                   ---------                       ---------
Other assets                              265,449                         230,110
                                       ----------                      ----------
TOTAL ASSETS                           $3,773,460                      $3,643,519
                                       ----------                      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts          $  343,941      1,126    1.31%  $  271,762      1,086    1.60%
NOW deposit accounts                      395,978        636    0.64%     386,248        914    0.95%
Savings deposits                          518,189      1,236    0.96%     479,811      1,809    1.51%
Time deposits                           1,221,528      9,042    2.97%   1,357,057     12,456    3.68%
                                       ----------  ---------           ----------  ---------
  Total interest bearing deposits       2,479,636     12,040    1.95%   2,494,878     16,265    2.61%
Short-term borrowings                     122,794        370    1.21%      75,672        287    1.52%
Long-term debt                            358,119      3,691    4.13%     329,375      3,856    4.70%
                                       ----------  ---------           ----------  ---------
  Total interest bearing liabilities    2,960,549     16,101    2.18%   2,899,925     20,408    2.82%
                                                   ---------                       ---------
Demand deposits                           448,597                         412,729
Other liabilities (3)                      69,655                          57,003
Stockholders' equity                      294,659                         273,862
                                       ----------                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $3,773,460                      $3,643,519
                                       ----------                      ----------
NET INTEREST INCOME (FTE BASIS)                       36,610                          38,157
INTEREST RATE SPREAD                                            3.85%                           4.06%
NET INTEREST MARGIN                                             4.18%                           4.48%
Taxable equivalent adjustment                          1,118                           1,075
                                                   ---------                       ---------
NET INTEREST INCOME                                $  35,492                       $  37,082
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

                                                          Six months ended June 30,
                                                     2003                           2002
                                        AVERAGE               YIELD/    Average               Yield/
(dollars in thousands)                  BALANCE    INTEREST    RATES    Balance    Interest    Rates
-----------------------------------------------------------------------------------------------------
ASSETS
Short-term interest bearing accounts   $    4,554  $      41    1.82%  $   12,674  $     193    3.07%
Trading securities                            202          3    3.00%         166          4    4.86%
Securities available for sale (2)         976,909     23,900    4.94%     926,713     29,366    6.39%
Securities held to maturity (2)            83,388      2,347    5.69%     100,670      3,040    6.09%
Investment in FRB and FHLB Banks           23,736        614    5.23%      21,004        402    3.86%
Loans and leases (1)                    2,386,173     79,536    6.73%   2,319,971     83,978    7.30%
                                       ----------  ---------           ----------  ---------
 Total interest earning assets          3,474,962    106,441    6.19%   3,381,198    116,983    6.98%
                                                   ---------                       ---------
Other assets                              260,749                         232,084
                                       ----------                      ----------
TOTAL ASSETS                           $3,735,711                      $3,613,282
                                       ----------                      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts          $  333,536      2,236    1.35%  $  272,602      2,121    1.57%
NOW deposit accounts                      395,306      1,327    0.68%     382,498      1,828    0.96%
Savings deposits                          506,863      2,466    0.98%     469,895      3,542    1.52%
Time deposits                           1,241,778     18,623    3.03%   1,352,431     25,765    3.84%
                                       ----------  ---------           ----------  ---------
  Total interest bearing deposits       2,477,483     24,652    2.01%   2,477,426     33,256    2.71%
Short-term borrowings                     110,713        659    1.20%      81,136        635    1.58%
Long-term debt                            351,931      7,396    4.25%     318,935      7,494    4.74%
                                       ----------  ---------           ----------  ---------
  Total interest bearing liabilities    2,940,127     32,707    2.25%   2,877,497     41,385    2.91%
                                                   ---------                       ---------
Demand deposits                           439,398                         409,086
Other liabilities (3)                      62,579                          54,209
Stockholders' equity                      293,607                         272,490
                                       ----------                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $3,735,711                      $3,613,282
                                       ----------                      ----------
NET INTEREST INCOME (FTE BASIS)                       73,734                          75,598
                                                   ---------                       ---------
INTEREST RATE SPREAD                                            3.94%                           4.08%
NET INTEREST MARGIN                                             4.29%                           4.51%
TAXABLE EQUIVALENT ADJUSTMENT                          2,213                2,171
                                                   ---------           ----------
NET INTEREST INCOME                                $  71,521           $   73,427
                                                   =========           ==========

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
ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

Three months ended June 30,
---------------------------------------------------------------------------------
                                                        INCREASE  (DECREASE)
                                                         2003  OVER  2002
---------------------------------------------------------------------------------
(in thousands)                                VOLUME           RATE       TOTAL
---------------------------------------------------------------------------------
Short-term interest bearing accounts   $               (42)  $    (30)  $    (72)
Trading securities                                       -         (1)        (1)
Securities available for sale                          177     (3,891)    (3,714)
Securities held to maturity                           (165)      (146)      (311)
Investment in FRB and FHLB Banks                        35         53         88
Loans and leases                                     1,735     (3,579)    (1,844)
---------------------------------------------------------------------------------
Total interest income                                1,586     (7,440)    (5,854)
---------------------------------------------------------------------------------

Money market deposit accounts                          257       (217)        40
NOW deposit accounts                                    22       (300)      (278)
Savings deposits                                       135       (708)      (573)
Time deposits                                       (1,162)    (2,252)    (3,414)
Short-term borrowings                                  151        (68)        83
Long-term debt                                         320       (485)      (165)
---------------------------------------------------------------------------------
Total interest expense                                 418     (4,725)    (4,307)
---------------------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME      $             1,168   $ (2,715)  $ (1,547)
=================================================================================



Six months ended June 30,
---------------------------------------------------------------------------------
                                                      INCREASE (DECREASE)
                                                        2003 OVER 2002
---------------------------------------------------------------------------------
(in thousands)                                VOLUME         RATE       TOTAL
---------------------------------------------------------------------------------

Short-term interest bearing accounts   $               (93)  $    (59)  $   (152)
Trading securities                                       1         (2)        (1)
Securities available for sale                        1,521     (6,987)    (5,466)
Securities held to maturity                           (496)      (197)      (693)
Investment in FRB and FHLB Banks                        57        155        212
Loans and leases                                     2,346     (6,788)    (4,442)
---------------------------------------------------------------------------------
Total interest income                                3,172    (13,714)   (10,542)
---------------------------------------------------------------------------------
Money market deposit accounts                          434       (319)       115
NOW deposit accounts                                    59       (560)      (501)
Savings deposits                                       261     (1,337)    (1,076)
Time deposits                                       (1,983)    (5,159)    (7,142)
Short-term borrowings                                  198       (174)        24
Long-term debt                                         735       (833)       (98)
---------------------------------------------------------------------------------
Total interest expense                                 883     (9,561)    (8,678)
---------------------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME      $             2,289   $ (4,153)  $ (1,864)
=================================================================================

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

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

Federal taxable equivalent (FTE) net interest income decreased $1.5 million during the three months ended June 30, 2003 compared to the same period of 2002. The decrease in FTE net interest income resulted primarily from interest earning assets repricing downward at a faster rate than interest-bearing liabilities. The yield on average earning assets decreased 85 basis points ("bp"), to 6.03% for the three months ended June 30, 2003, from 6.88% for the same period in 2002. Meanwhile, the rate paid on average interest-bearing liabilities decreased 64 bp, to 2.18% for the three months ended June 30, 2003, from 2.82% for the same period in 2002.

Total FTE interest income for the three months ended June 30, 2003 decreased $5.9 million compared to the same period in 2002, a result of the previously mentioned decrease in yield on earning assets. The decrease in the yield on average earning assets can be primarily attributed to the low rate environment prevalent for the last several quarters. During the same time period, total interest expense decreased $4.3 million, primarily the result of the low rate environment mentioned above, as well as an improvement in the mix of the Company's interest-bearing liabilities. Time deposits, the most significant component of interest-bearing liabilities, decreased to 41.3% of interest-bearing liabilities for the three months ended June 30, 2003 from 46.8% for the same period in 2002. Offsetting this change in the interest-bearing liabilities mix, was an increase in lower cost NOW, MMDA, and savings deposits, to 42.5% of interest-bearing liabilities for the three months ended June30, 2003 from 39.2% for the same period in 2002. Total borrowings increased to 16.2% of total average interest-bearing liabilities for the three months ended June 30, 2003 from 14.0% for the same period in 2002.

Another important performance measurement of net interest income is the net interest margin. Net interest margin decreased to 4.18% for the three months ended June 30, 2003, down from 4.48% for the comparable period in 2002. The decrease in the net interest margin can be primarily attributed to the previously mentioned decrease in the interest rate spread driven by the decrease in yield on earning assets exceeding the decrease in the cost of interest-bearing liabilities.

Noninterest  Income
-------------------
Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

                                         THREE MONTHS ENDED JUNE 30,
                                           2003             2002
                                      ---------------  --------------
(in thousands)
Service charges on deposit accounts   $         3,764  $        3,239
Broker/dealer and insurance fees                1,750           1,483
Trust                                           1,116             804
Other                                           2,271           2,207
Net securities gains                               38              69
                                      ---------------  --------------

Total                                 $         8,939  $        7,802
                                      ===============  ==============

Noninterest income for the quarter ended June 30, 2003 was $8.9 million, up $1.1 million or 15% from $7.8 million for the same period in 2002. Service charges on deposit accounts for the quarter ended June 30, 2003 increased $0.5 million or 16% over the same period in 2002. The increase in service charges on deposit accounts resulted primarily from higher fees collected for insufficient funds on deposit accounts. The increase in fees for insufficient funds was driven primarily by the combination of continued growth in core deposit products as well as several pricing adjustments implemented during 2002. Revenue from trust services increased $0.3 million or 39% for the quarter ended June 30, 2003 over the same period in 2002, due in part to an increase in estate management services. Broker/dealer and insurance revenue increased $0.3 million or 18% for the quarter ended June 30, 2003 over the same period in 2002, due primarily to the Company's initiative in delivering financial service related products through its 110-branch network, which was implemented at the end of 2002.

Noninterest  Expense
--------------------
Noninterest expenses are also an important factor in the Company's results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

                                                THREE MONTHS ENDED JUNE 30,
                                                   2003             2002
                                              ---------------  --------------
(in thousands)
Salaries and employee benefits                $        12,060  $       12,497
Occupancy                                               2,182           2,096
Equipment                                               1,944           1,818
Data processing and communications                      2,720           2,598
Professional fees and outside services                  1,240           1,782
Office supplies and postage                             1,011           1,227
Capital securities                                        179             230
Amortization of intangible assets                         155             208
Loan collection and other real estate owned               476             748
Other                                                   3,881           2,858
                                              ---------------  --------------
Total noninterest expense                     $        25,848  $       26,062
                                              ===============  ==============

Noninterest expense for the quarter ended June 30, 2003 was $25.8 million, down $0.2 million or 1% from $26.1 million for the same period in 2002. The reduction in noninterest expense resulted from decreases in several line items and was partially offset by an increase in other operating expense. Professional fees and outside services decreased $0.5 million due to lower legal fees. Loan collection and other real estate owned ("OREO") expense decreased $0.3 million, due to a decrease in nonperforming loans and gains on the sale of OREO. Other operating expense increased $1.0 million, due mainly to charges of $0.3 million for the writedown of venture capital investments in the quarter ended June 30, 2003.

Income  Taxes
-------------

Income tax expense for the three months ended June 30, 2003 was $5.4 million for an effective tax rate of 31.2%, compared to $5.5 million, or 32.7%, for the same period in 2002. The lower effective tax rate in the 2003 period resulted primarily from an increase in tax exempt income when compared to the same period in 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net  Interest  Income
---------------------

Net interest income on a federal taxable equivalent basis (FTE) decreased $1.9 million to $73.7 million for 2003 compared to $75.6 million for 2002. The net interest margin declined 22 bp from 4.51% to 4.29%. The decrease in FTE net interest income resulted primarily from earning assets re-pricing downward at a faster rate than interest-bearing liabilities. The yield on earning assets decreased 79 bp, to 6.19% for 2003, from 6.98% for 2002. Meanwhile, the rate paid on interest-bearing liabilities decreased 66 bp, to 2.25% for 2003, from 2.91% for 2002.

Total FTE interest income for 2003 decreased $10.5 million compared to 2002, a result of the previously mentioned decrease in yield on earning assets. During the same time period, total interest expense decreased $8.7 million, primarily the result of the low rate environment mentioned above, as well as an improvement in the mix of the Company's interest-bearing liabilities. Time deposits, the most significant component of interest-bearing liabilities, decreased to 42.2% of interest-bearing liabilities for 2003 from 47.0% for 2002. Offsetting this change in the interest-bearing liabilities mix, was an increase in lower cost NOW, MMDA, and savings deposits, to 42% of interest-bearing liabilities for 2003 from 39.1% for 2002. Total borrowings increased to 15.7% of interest-bearing liabilities for 2003 from 13.9% for 2002.

------
Noninterest  Income
-------------------
The following table sets forth information by category of noninterest income for the periods indicated:

                                        SIX MONTHS ENDED JUNE 30,
                                          2003            2002
                                      -------------  ---------------
(in thousands)
Service charges on deposit accounts   $       7,367  $        6,289
Broker/dealer and insurance fees              3,142           2,978
Trust                                         2,008           1,623
Other                                         5,085           4,536
Gain on sale of a branch, net                     -             220
Bank owned life insurance income                 14               -
Net securities (losses) gains                    65            (433)
                                      -------------  ---------------

Total                                 $      17,681  $       15,213
                                      =============  ===============

Noninterest income for the six months ended June 30, 2003 was $17.7 million, up $2.5 million or 16% from $15.2 million for the same period in 2002. Service charges on deposit accounts for the six months ended June 30, 2003 increased $1.1 million or 17% over the same period in 2002. The increase in service charges on deposit accounts resulted primarily from higher fees collected for insufficient funds on deposit accounts and continued growth from core deposits. Other income for the six months ended June 30, 2003 increased $0.5 million or 12% over the same period in 2002. The increase in other income was driven primarily by strong growth in ATM fees. Securities transactions resulted in a $0.1 million net gain for the six months ended June 30, 2003 and a $0.4 million net loss resulting from a write-down of an impaired security for the same period in 2002. Revenue from trust services increased $0.4 million or 24% for the six months ended June 30, 2003 over the same period in 2002, due in part to higher fees collected for estate management services as well as an increase in assets under management resulting from improved stock market conditions and an increase in managed trust accounts.

Noninterest  Expense
--------------------
The following table sets forth information by category of noninterest expense for the periods indicated:

                                                SIX MONTHS ENDED JUNE 30,
                                                  2003            2002
                                              -------------  --------------
   (in thousands)
Salaries and employee benefits                $      24,719  $       24,871
Occupancy                                             4,708           4,265
Equipment                                             3,710           3,532
Data processing and communications                    5,441           5,163
Professional fees and outside services                2,542           3,397
Office supplies and postage                           2,084           2,124
Capital securities                                      370             446
Amortization of intangible assets                       317             433
Loan collection and other real estate owned             756           1,675
Other                                                 7,093           5,368
                                              -------------  --------------
Total noninterest expense                     $      51,740  $       51,274
                                              =============  ==============

Noninterest expense for the six months ended June 30, 2003 was $51.7 million, up $0.5 million or 1% from $51.3 million for the same period in 2002. The increase in noninterest expense was due primarily to increases in other operating expense and occupancy expense partially offset by decreases in loan collection and OREO expenses and professional fees and outside services. Other operating expense increased $1.7 million, primarily from a $0.6 million charge for the writedown of venture capital investments. Loan collection and OREO expenses decreased $0.9 million from gains on the sale of OREO and a decrease in nonperforming loans. Professional fees and outside services decreased $0.9 million primarily from a $0.4 million charge related to an adverse judgement against the Company in 2002 as well as legal fees incurred during 2002 for the recovery of deposit overdraft writeoffs.

Income  Taxes
-------------

Income tax expense for 2003 was $10.7 million for an effective tax rate of 31.5%, compared to $10.9 million, or 32.8%, for 2002. The lower tax rate in the 2003 period resulted primarily from an increase in tax exempt income when compared to the same period in 2002.

ANALYSIS  OF  FINANCIAL  CONDITION

Loans  and  Leases
------------------

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

                                        June 30,   December 31,    June 30,
(in thousands)                            2003         2002          2002
                                       -------------------------------------

Commercial and commercial mortgages*   $1,116,892  $   1,057,815  $1,059,046
Residential real estate mortgages         642,227        610,256     612,018
Consumer                                  674,490        626,767     597,703
Leases                                     62,776         61,094      67,274
                                       -------------------------------------
Total loans and leases                 $2,496,385  $   2,355,932  $2,336,041
                                       -------------------------------------
                                       -------------------------------------

*Includes  agricultural  loans

Total loans and leases were $2.5 billion, or 63.7% of assets, at June 30, 2003, compared to $2.4 billion, or 63.3%, at December 31, 2002, and $2.3 billion, or 63.5%, at June 30, 2002. Total loans and leases increased $140.5 million at June 30, 2003 when compared to December 31, 2002. The increase in total loans and leases during the year resulted mainly from consumer loans, which increased $47.7 million from December 31, 2002, or 7.6%. The increase in consumer loans was due primarily to the Company's home equity products, which were well received by our customers during the first half of 2003. Additionally, commercial loans and commercial mortgages increased $59.1 million, from December 31, 2002, or 5.6%. The increase in commercial loans and commercial mortgages resulted from continued growth within existing markets combined with an expanded presence in newer markets now served by the Company.

Securities
----------

Average total securities increased $32.9 million for the six months ended June 30, 2003 when compared to the same period in 2002. The average balance of securities available for sale increased $50.2 million for the six months ended June 30, 2003 when compared to the same period in 2002. The average balance of securities held to maturity decreased $17.3 million for the six months ended June 30, 2003, when compared to the same period in 2002. The net increase in securities resulted from modest leveraging of the balance sheet. The average total securities portfolio represented 28.4% of total average earning assets for the six months ended June 30, 2003 and 2002.

At June 30, 2003, approximately 66.8% of the Company's investment securities were comprised of either mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") compared to 69.9% at June 30, 2002. During the period between June 30, 2002 and June 30, 2003, the Company's MBS and CMO experienced increases in prepayments resulting from the low interest rate environment. As the Company received the cash flows due to accelerated prepayments from MBS and CMO, the Company reinvested these funds primarily into short-term MBS, which generally contain a stated maturity of 10/15 years and a expected duration ranging from 3 to 5 years as opposed to 20/30 year MBS which exhibit an expected duration ranging from 5 to 7 years. As such, the Company is positioned to take advantage of deploying funds in a rising rate environment, as sufficient cash flow should be generated by 10/15-year MBS securities. At June 30, 2003, approximately 69.6% of MBS and CMO were comprised of 10/15-year MBS as compared to 46.0% at June 30, 2002.

There is one security with an other-than-temporary impairment charge at June 30, 2003 and 2002, which had a remaining carrying value of $0.7 million and $1.6 million, respectively, and is classified as a security available for sale on nonaccrual status. The Company recorded a $0.7 million pre-tax charge during the three months ended March 31, 2002, related to the other-than-temporarily impaired security classified as available for sale. The charge was recorded in net security (losses) gains on the consolidated statements of income.

Included in the securities available for sale portfolio at June 30, 2002 and December 31, 2002 were certain securities (private issue CMO, asset-backed securities, and private issue MBS) previously held by CNB. These securities contained a higher level of credit risk when compared to other securities held in the Company's investment portfolio because they were not guaranteed by a governmental agency or a government sponsored enterprise (GSE). The Company's general practice is to purchase CMO and MBS that are guaranteed by a governmental agency or a GSE coupled with a strong credit rating, typically AAA, issued by Moody's or Standard and Poors.

At December 31, 2002, the amortized cost and fair value of these high-risk securities amounted to $12.0 million and $10.7 million, respectively, down from $27.5 million and $26.8 million, respectively, at June 30, 2002. The decrease at December 31, 2002, when compared to June 30, 2002, resulted primarily from sales and to a lesser extent principal paydowns. During 2002, the Company sold $22.4 million of these securities due to both a rapid deterioration in the financial condition of the underlying collateral in 2002 related to a certain number of these securities as well as the Company's goal of reducing exposure to these types of securities in general. The net loss realized from the sale of these securities was $7.4 million. Offsetting these net losses were net gains of $7.3 million, resulting from the sale of approximately $187.0 million in other securities available for sale during 2002. At June 30, 2003, the Company had no exposure to these high-risk securities, as the remaining $12.0 million at December 31, 2002 were sold during the three months ended March 31, 2003 at a net loss of $3.9 million. Offsetting these net losses, were net gains of $3.9 million from the sale of approximately $157.4 million in other securities available for sale during the first quarter of 2003.

Allowance  for  Loan  Losses,  Nonperforming  Assets  and the Provision for Loan
--------------------------------------------------------------------------------
Losses
------

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content or changes in management's assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at June 30, 2003 was 1.64% compared to 1.87% at

June 30, 2002. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

Table 4 reflects changes to the allowance for loan losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net chargeoffs. Chargeoffs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses.

TABLE 4
ALLOWANCE FOR LOAN AND LEASE LOSSES
------------------------------------------------------------------------------------------------------------------
                                                    Three months ended                   Six months ended
                                                         June 30,                            June 30,
(dollars in thousands)                          2003                 2002               2003          2002
------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                 $   41,141          $  45,299          $  40,167       $44,746
Recoveries                                        1,219                938              2,917         2,300
Chargeoffs                                       (2,915)            (4,610)            (5,579)       (7,430)
------------------------------------------------------------------------------------------------------------------
Net chargeoffs                                   (1,696)            (3,672)            (2,662)       (5,130)
Provision for loan losses                         1,413              2,092              3,353         4,103
------------------------------------------------------------------------------------------------------------------
Balance, end of period                       $   40,858          $  43,719          $  40,858       $43,719
==================================================================================================================
COMPOSITION OF NET CHARGEOFFS
------------------------------------------------------------------------------------------------------------------
Commercial and agricultural                  $     (760)    45%  $  (2,420)    66%  $  (850)   32%  $(2,317)   45%
Real estate mortgage                                 60    (4)%       (151)     4%       78   (3)%     (371)    7%
Consumer                                           (996)    59%     (1,101)    30%   (1,890)   71%   (2,442)   48%
Net chargeoffs                               $   (1,696)   100%  $  (3,672)   100%  $(2,662)  100%  $(5,130)  100%
------------------------------------------------------------------------------------------------------------------
Annualized net chargeoffs
 to average loans                                  0.28%                     0.64%     0.23%                 0.45%
==================================================================================================================
Net chargeoffs to average loans and leases
 for the six months ended June 30, 2003                                      0.11%
------------------------------------------------------------------------------------------------------------------

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

Total nonperforming assets were $19.9 million at June 30, 2003, compared to $30.5 million at December 31, 2002, and $34.9 million at June 30, 2002. The decrease in nonperforming assets resulted primarily from the Company's focus on reducing nonperforming loans. Nonperforming loans totaled $16.8 million at June 30, 2003, down from the $26.4 million outstanding at December 31, 2002. The $9.6 million decrease in nonperforming loans from December 31, 2002 to June 30, 2003 was due primarily to the Company's successful efforts in selling certain large problematic commercial loans as well as a group of nonperforming real estate mortgages at approximately their book value. Nonaccrual commercial and agricultural loans decreased $5.6 million, from $17.0 million at December 31, 2002, to $11.4 million at June 30, 2003. Nonaccrual real estate mortgages decreased $4.4 million, from $5.5 million at December 31, 2002, to $1.1 million at June 30, 2003.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $55.3 million in potential problem loans at June 30, 2003 as compared to $48.5 million at December 31, 2002. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company's loan rating system as "substandard" or lower. At June 30, 2003, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

Net charge-offs totaled $1.7 million for the three months ended June 30, 2003, down $2.0 million from the $3.7 million charged-off during the same period in 2002. The provision for loan and lease losses totaled $1.4 million for the three months ended June 30, 2003, down from the $2.1 million provided during the same period in 2002. Net charge-offs totaled $2.7 million for the six months ended June 30, 2003, down $2.5 million from the $5.1 million charged-off during the same period in 2002. The provision for loan and lease losses totaled $3.4 million for the six months ended June 30, 2003, down from the $4.1 million provided during the same period in 2002. The reduction in the provision for loan and lease losses for the three and six months ended June 30, 2003 when compared to the same periods in 2002, resulted primarily from lower net charge-offs and a decrease in nonperforming loans.

TABLE  5
NONPERFORMING  ASSETS
------------------------------------------------------------------------------------------------
                                                           JUNE 30,    December 31,    June 30,
(dollars in thousands)                                       2003          2002          2002
------------------------------------------------------------------------------------------------
Commercial and agricultural                               $  11,352   $      16,980   $  20,835
Real estate mortgage                                          1,096           5,522       5,935
Consumer                                                      3,458           1,507       3,757
------------------------------------------------------------------------------------------------
  Total nonaccrual loans                                     15,906          24,009      30,527
------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Commercial and agricultural                                      -             237           -
 Real estate mortgage                                           133           1,325          14
 Consumer                                                       509             414         239
------------------------------------------------------------------------------------------------
Total loans 90 days or more past due and still accruing         642           1,976         253
------------------------------------------------------------------------------------------------
Restructured loans in compliance with modified terms:           295             409         530
------------------------------------------------------------------------------------------------
Total nonperforming loans                                    16,843          26,394      31,310
------------------------------------------------------------------------------------------------
Other real estate owned (OREO)                                2,280           2,947       2,047
------------------------------------------------------------------------------------------------
Total nonperforming loans and OREO                           19,123          29,341      33,357
================================================================================================
Nonperforming securities                                        735           1,122       1,560
------------------------------------------------------------------------------------------------
Total nonperforming assets                                $  19,858   $      30,463   $  34,917
================================================================================================
Total nonperforming loans to loans and leases                  0.67%           1.12%       1.34%
Total nonperforming assets to assets                           0.51%           0.82%       0.95%
Total allowance for loan and lease losses
  to nonperforming loans                                     242.58%         152.18%     139.63%
================================================================================================

Deposits
--------

Total deposits were $3.0 billion at June 30, 2003, an increase of $43.2 million, or 1%, from year-end 2002, and an increase of $97.6 million, or 3%, from the same period in the prior year. Total average deposits increased $20.6 million, or 1%, from the three months ended June 30, 2002 to the same period in 2003. The Company experienced a decline in time deposits, as average time deposits declined $135.5 million or 10%, from the three months ended June 30, 2002 to the same period in 2003. Meanwhile, the total of average demand deposits, money market deposits, NOW, and savings increased $156.2 million or 10%, from the three months ended June 30, 2002 to the same period in 2003. The Company has focused on maintaining and growing its base of lower cost checking, savings and money market accounts while allowing runoff of some of its higher cost time deposits, particularly brokered and jumbo time deposits. At June 30, 2003, total checking, savings and money market accounts represented 59.9% of total deposits compared to 53.9% at June 30, 2002.

Borrowings
----------

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $212.0 million at June 30, 2003 compared to $105.6 million and $122.9 million at December 31, and June 30, 2002, respectively. The increase in short-term borrowings resulted from strong loan growth during the three months ended June 30, 2003 and a reduction in time deposits for the first half of 2003. Long-term debt was $370.1 million at June 30, 2003, compared to $345.5 million and $350.7 million at December 31, and June 30, 2002, respectively.

CAPITAL  RESOURCES

Stockholders' equity of $297.9 million represents 7.6% of total assets at June 30, 2003, compared with $282.8 million, or 7.7% at June 30, 2002, and $292.4 million, or 7.9% at December 31, 2002. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

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

TABLE  6
CAPITAL  MEASUREMENTS
----------------------------------------------------------------------------------
                                                As of and for the quarter ended
                                                 March 31            June 30
----------------------------------------------------------------------------------
2003
Tier 1 leverage ratio                                   6.71%                6.72%
Tier 1 capital ratio                                    9.77%                9.44%
Total risk-based capital ratio                         11.02%               10.70%
Cash dividends as a percentage of net income           47.87%               46.68%
Per common share:
  Book value                                  $         9.00   $             9.19
  Tangible book value                         $         7.50   $             7.64
==================================================================================
2002
Tier 1 leverage ratio                                   6.70%                6.78%
Tier 1 capital ratio                                    9.97%               10.04%
Total risk-based capital ratio                         11.23%               11.30%
Cash dividends as a percentage of net income           50.69%               50.12%
Per common share:
  Book value                                  $         8.09   $             8.52
  Tangible book value                         $         6.61   $             7.05
==================================================================================

Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 2.11 at June 30, 2003 and 2.12 a year ago. The per share market price was 13.63 times annualized earnings at June 30, 2003 and 13.49 times annualized earnings at June 30, 2002.

TABLE  7
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION*
--------------------------------------------------
                                              Cash
                                         Dividends
Quarter Ending   High    Low    Close     Declared
--------------------------------------------------
2002
--------------------------------------------------
March 31        $15.15  $13.15  $14.74  $    0.170
June 30          19.32   14.00   18.07       0.170
September 30     18.50   16.36   17.27       0.170
December 31      18.60   14.76   17.07       0.170
==================================================
2003
--------------------------------------------------
MARCH 31        $18.60  $16.76  $17.43  $    0.170
JUNE 30         $19.94  $17.37  $19.36  $    0.170
==================================================

STOCK  REPURCHASE  PLAN
-----------------------

On July 22, 2002, the Company announced that it approved a stock repurchase plan (the "Stock Repurchase Plan") pursuant to which the Company may repurchase up to one million shares (approximately 3%) of its outstanding common stock. Since the announcement of the Stock Repurchase Plan, the Company repurchased a total of 844,946 shares at an average price of $17.54 per share. Total cash allocated for these repurchases during this period was $14.8 million. For the six months ended June 30, 2003, the Company repurchased 369,313 shares at an average price of $17.57 per share.

On April 28, 2003, the Company announced that it approved a program to repurchase up to an additional one million shares (approximately 3%) of its outstanding common stock from time to time over the next 12 months in open market and privately negotiated transactions. This program will begin after completion of the previously authorized Stock Repurchase Plan. Currently there are 192,954 shares remaining under the previous Stock Repurchase Plan that will be repurchased prior to the commencement of the new program.

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

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period. Three additional models are run with static balance sheets; (1) a gradual increase of 200 bp, (2) a gradual increase of 200 bp where the long end of the yield curve remains flat (the long end of the yield curve is defined as 5 years and longer) and (3) a gradual decrease of 75 bp takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

In the declining rate scenario, net interest income is projected to decrease slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of interest-bearing liabilities repricing downward at a slower rate than earning assets. The inability to effectively lower deposit rates will likely reduce or eliminate the benefit of lower interest rates. In the rising rate scenario where the long end of the yield curve remains flat and the short end of the curve increases 200bp gradually, net interest income is also projected to experience a decline from the flat rate scenario. Net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing.

Net interest income for the next twelve months in the + 200/+ 200 flat/- 75 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2003 balance sheet position:

               TABLE 10
               INTEREST RATE SENSITIVITY ANALYSIS
               ---------------------------------------------------------
               CHANGE IN INTEREST RATES              PERCENT CHANGE IN
               (IN BASIS POINTS)                    NET INTEREST INCOME
               ---------------------------------------------------------
               + 200 FLAT                                        (0.74%)
               + 200                                             (0.11)%
               - 75                                              (0.49%)
               ---------------------------------------------------------

Currently, the Company is holding fixed rate residential real estate mortgages in its loan portfolio and mortgage related securities in its investment portfolio. Two major factors the Company considers in holding residential real estate mortgages is its level of core deposits and the duration of its mortgage-related securities and loans. Current core deposit levels combined with a shortening of duration of mortgage-related securities and loans have enabled the Company to hold fixed rate residential real estate mortgages without having a significant negative impact on interest rate risk, as the Company is well matched at June 30, 2003. The Company's net interest income is projected to decrease by 0.11% if interest rates gradually rise 200 basis points. The Company's exposure to 30-year fixed rate mortgage related securities and loans have decreased approximately $118.9 million from June 30, 2002 to June 30, 2003. From December 31, 2002, we have reduced our exposure to 30-year fixed rate mortgage related securities and loans by $36.6 million. Approximately 12.5% of earning assets were comprised of 30-year fixed rate mortgage related securities and loans at June 30, 2003, down from a ratio of 16.5% at June 30, 2002. The Company closely monitors its matching of earning assets to funding sources. If core deposit levels decrease or the rate of growth in core deposit levels does not equal or exceed the rate in growth of 30-year fixed rate real estate mortgage related securities or loans, the Company will reevaluate its strategy and may sell new originations of fixed rate mortgages in the secondary market or may sell certain mortgage related securities in order to limit the Company's exposure to long-term earning assets.

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At June 30, 2003, the Company's Basic Surplus measurement was 10.3% of total assets or $405 million, which was above the Company's minimum of 5% or $196 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At June 30, 2003, the Company considered its Basic Surplus adequate to meet liquidity needs.

The Company's primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company's subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At June 30, 2003, approximately $16.3 million of the total stockholders' equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

ITEM  4.  CONTROLS  AND  PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

None.

Item  3  --  Defaults  Upon  Senior  Securities

None

Item  4  --  Submission  of  Matters  to  a  Vote  of  Security  Holders

The Company's Annual Meeting of Stockholders was held on May 1, 2003. Stockholders approved the following proposals:

A proposal to fix the number of directors to sixteen was approved. There were 23,830,934 votes cast for the proposal, 452,383 votes cast against the proposal, and 227,983 abstentions.

The following directors were elected with terms expiring at the annual meeting in 2006:

     Michael H. Hutcherson     23,676,766 votes for election, 834,534 votes withheld
     Andrew S. Kowalczyk, Jr.  22,032,162 votes for election, 2,479,139 votes withheld
     John C. Mitchell          23,552,588 votes for election, 958,713 votes withheld
     Michael M. Murphy         23,458,518 votes for election, 1,052,783 votes withheld
     Joseph G. Nasser          23,576,438 votes for election, 934,862 votes withheld

     Continuing  directors  with  terms  expiring  in  2004
          Richard  Chojnowski
          Dr.  Peter  B.  Gregory
          Paul  O.  Stillman
          Joseph  A.  Santangelo
          Janet  H.  Ingraham
          Paul  D.  Horger
          Patricia  T.  Civil

     Continuing  directors  with  terms  expiring  in  2005
          Daryl  R.  Forsythe
          William  C.  Gumble
          William  L.  Owens
          Gene  E.  Goldenziel
          Van  Ness  D.  Robinson

A proposal to adopt the NBT Bancorp Inc. Non-employee Directors' Restricted and Deferred Stock Plan was approved. There were 22,239,245 votes cast for the proposal, 1,853,798 votes cast against the proposal, and 418,253 abstentions.

A proposal to adopt the NBT Bancorp Inc. Performance Share Plan was approved. There were 22,800,033 votes cast for the proposal, 1,230,019 votes cast against the proposal, and 463,247 abstentions.


Item  5  --  Other  Information

On July 28, 2003, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.17 per share. The cash dividend will be paid on September 15, 2003 to stockholders of record as of September 1, 2003.

Item  6  --  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

99.1 Certification of Principal Executive Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Principal Financial Officer Pursuant to Rule 13a-15(e) or 15d-15(e) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the quarter ended June 30, 2003, the Company filed the following Current Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K dated April 28, 2003 , which contained a press release announcing financial results for the quarter ended March 31, 2003 and a dividend declaration to be paid on June 15, 2003 to stockholders of record as of June 1, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of August 2003.



                                NBT BANCORP INC.

                           By: /s/ MICHAEL J. CHEWENS
                       ----------------------------------
                            Michael J. Chewens, CPA
                        Senior Executive Vice President
                Chief Financial Officer and Corporate Secretary

                                Index to Exhibits

99.1      Certification  of  Principal  Executive  Officer  Pursuant  to  Rule
          13a-15(e)  or  15d-15(e)  of  the Exchange Act, as Adopted Pursuant to
          Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

99.2      Certification  of  Principal  Financial  Officer  Pursuant  to  Rule
          13a-15(e)  or  15d-15(e)  of  the Exchange Act, as Adopted Pursuant to
          Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

99.3 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.