Form 10-Q
period 2003-09-30
NBT BANCORP INC
filed 2003-11-13
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q


(Mark  One)
X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
--
ACT OF  1934
For  the  quarterly  period  ended  September  30,  2003.
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
--
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

As of October 31, 2003, there were 32,732,291 shares outstanding of the Registrant's common stock, $0.01 par value.

                                NBT BANCORP INC.
                  FORM 10-Q -- Quarter Ended September 30, 2003

                                TABLE OF CONTENTS


PART  I     FINANCIAL  INFORMATION

Item  1     Interim  Financial  Statements  (Unaudited)

            Consolidated Balance Sheets at September 30, 2003, December 31, 2002, and September 30, 2002.

            Consolidated Statements of Income for the three and nine month periods ended September 30, 2003 and 2002.

            Consolidated Statements of Stockholders' Equity for the nine month periods ended September 30, 2003 and 2002.

            Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2003 and 2002.

            Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2003 and 2002.

            Notes to Unaudited Interim Consolidated Financial Statements

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Item  3     Quantitative  and  Qualitative  Disclosures  about  Market  Risk

Item  4     Controls  and  Procedures

PART  II    OTHER  INFORMATION

Item  5     Other  Information
Item  6     Exhibits  and  Reports  on  FORM  8-K

SIGNATURES

INDEX  TO  EXHIBITS


NBT BANCORP INC. AND SUBSIDIARIES                                       SEPTEMBER 30,    December 31,    September 30,
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                     2003             2002            2002
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)
ASSETS
Cash and due from banks                                                $      120,905   $     121,824   $      133,739
Short-term interest bearing accounts                                            2,098           2,799            5,671
Trading securities, at fair value                                                  57             203              237
Securities available for sale, at fair value                                1,076,053       1,007,583          993,786
Securities held to maturity (fair value - $99,020, $84,517
 and $89,880)                                                                  97,499          82,514           87,272
Federal Reserve and Federal Home Loan Bank stock                               35,218          23,699           22,630
Loans and leases                                                            2,550,466       2,355,932        2,367,688
 Less allowance for loan and lease losses                                      41,672          40,167           43,330
-----------------------------------------------------------------------------------------------------------------------
  Net loans and leases                                                      2,508,794       2,315,765        2,324,358
Premises and equipment, net                                                    61,857          61,261           61,193
Goodwill                                                                       47,521          46,121           46,121
Intangible assets, net                                                          2,474           2,246            2,413
Bank owned life insurance                                                      30,412               -                -
Other assets                                                                   64,349          59,711           52,527
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $    4,047,237   $   3,723,726   $    3,729,947
=======================================================================================================================

LIABILITIES, GUARANTEED PREFERRED BENEFICIAL INTERESTS
IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                          $      482,703   $     449,201   $      452,250
 Savings, NOW, and money market                                             1,364,568       1,183,603        1,156,204
 Time                                                                       1,123,778       1,289,236        1,313,511
-----------------------------------------------------------------------------------------------------------------------
  Total deposits                                                            2,971,049       2,922,040        2,921,965
Short-term borrowings                                                         331,964         105,601          113,242
Long-term debt                                                                369,721         345,475          350,603
Other liabilities                                                              52,813          41,228           39,485
-----------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                    $    3,725,547   $   3,414,344   $    3,425,295

Guaranteed Preferred Beneficial Interests
  In Company's Junior Subordinated Debentures                                  17,000          17,000           17,000

Stockholders' equity:
  Preferred stock, none issued                                                      -               -                -
  Common stock, $0.01 par value; shares authorized-50,000,000;
    shares issued 34,401,108, 34,401,171, and 34,401,212
    at September 30, 2003, December 31, 2002, and                      $          344   $         344   $          344
    September 30, 2002, respectively
  Additional paid-in-capital                                                  209,268         210,443          210,425
  Retained earnings                                                           113,707          95,085           89,399
  Unvested restricted stock awards                                               (229)           (127)            (142)
  Accumulated other comprehensive income                                       10,709          16,531           16,138
  Treasury stock at cost 1,695,765, 1,751,724,
   and 1,219,970 shares at September 30, 2003, December 31, 2002
   and September 30, 2002, respectively                                       (29,109)        (29,894)         (28,512)
-----------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                           $      304,690   $     292,382   $      287,652
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, GUARANTEED PREFERRED
BENEFICIAL INTERESTS IN COMPANY'S JUNIOR
SUBORDINATED DEBENTURES
AND STOCKHOLDERS' EQUITY                                               $    4,047,237   $   3,723,726   $    3,729,947
=======================================================================================================================

See  notes  to  unaudited  interim  consolidated  financial  statements.


                                                         Three months ended         Nine months ended
NBT BANCORP INC. AND SUBSIDIARIES                           September 30,             September 30,
CONSOLIDATED STATEMENTS OF INCOME                         2003          2002        2003        2002
--------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                    (Unaudited)
INTEREST, FEE AND DIVIDEND INCOME:
Loans                                                 $     39,881  $    41,970   $ 119,036  $  125,587
Securities available for sale                                9,871       13,778      32,540      42,075
Securities held to maturity                                    840        1,010       2,586       3,309
Trading securities                                               1            2           4           6
Other                                                          195          251         850         846
--------------------------------------------------------------------------------------------------------
  Total interest, fee and dividend income                   50,788       57,011     155,016     171,823
--------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Deposits                                                    10,920       15,748      35,572      49,004
Short-term borrowings                                          704          417       1,363       1,052
Long-term debt                                               3,586        4,139      10,982      11,633
--------------------------------------------------------------------------------------------------------
Total interest expense                                      15,210       20,304      47,917      61,689
--------------------------------------------------------------------------------------------------------
Net interest income                                         35,578       36,707     107,099     110,134
Provision for loan and lease losses                          2,436        2,424       5,789       6,527
--------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses         33,142       34,283     101,310     103,607
--------------------------------------------------------------------------------------------------------
NONINTEREST INCOME:
Trust                                                          958          743       2,966       2,366
Service charges on deposit accounts                          4,164        3,531      11,531       9,820
Broker/dealer and insurance fees                             1,763        1,393       4,905       4,371
Net securities gains (losses)                                   18           (6)         83        (439)
Bank owned life insurance income                               398            -         412           -
Other                                                        2,672        2,380       7,757       7,136
--------------------------------------------------------------------------------------------------------
  Total noninterest income                                   9,973        8,041      27,654      23,254
--------------------------------------------------------------------------------------------------------
NONINTEREST EXPENSE:
Salaries and employee benefits                              12,486       11,720      37,205      36,591
Office supplies and postage                                  1,104        1,116       3,188       3,240
Occupancy                                                    2,143        2,032       6,851       6,297
Equipment                                                    1,909        1,672       5,619       5,204
Professional fees and outside services                       1,421        1,446       3,963       4,843
Data processing and communications                           2,640        2,705       8,081       7,868
Amortization of intangible assets                              158          177         475         610
Loan collection and other real estate owned                    448          570       1,204       2,245
Capital securities                                             181          221         551         667
Other operating                                              3,493        3,661      10,586       9,029
--------------------------------------------------------------------------------------------------------
  Total noninterest expense                                 25,983       25,320      77,723      76,594
--------------------------------------------------------------------------------------------------------
Income before income taxes                                  17,132       17,004      51,241      50,267
Income taxes                                                 5,284        5,592      16,019      16,512
--------------------------------------------------------------------------------------------------------
   NET INCOME                                         $     11,848  $    11,412   $  35,222  $   33,755
========================================================================================================
Earnings per share:
   Basic                                              $       0.36  $      0.35   $    1.08  $     1.02
   Diluted                                            $       0.36  $      0.34   $    1.07  $     1.01
========================================================================================================

See  notes  to  unaudited  interim  consolidated  financial  statements.


NBT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                 Additional                 Unvested         Other
                                       Common     Paid-in-     Retained    Restricted    Comprehensive    Treasury
                                        Stock     Capital      Earnings      Stock       Income (Loss)     Stock       Total
------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per
share data)
BALANCE AT DECEMBER 31, 2001           $   343  $   209,176   $  72,531   $         0   $        3,921    ($19,616)  $266,355
Net Income                                                       33,755                                                33,755
Cash Dividends - $0.51 per share                                (16,887)                                              (16,887)
Purchase of 526,833 treasury shares                                                                         (9,078)    (9,078)
Issuance of 138,981 shares to
employee benefits plans and
other stock plans, including
tax benefit                                  1        1,277                                                    (56)     1,222
Grant of 14,648 shares of restricted
stock awards                                            (28)                     (222)                         250          -
Cancellation of 800 restricted
  stock awards                                                                     12                          (12)         -
Amortization of restricted
  stock award                                                                      68                                      68
Other comprehensive income                                                                      12,217                 12,217
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002          $   344  $   210,425   $  89,399         ($142)  $       16,138   $ (28,512)  $287,652
==============================================================================================================================

BALANCE AT DECEMBER 31, 2002           $   344  $   210,443   $  95,085         ($127)  $       16,531   $ (29,894)  $292,382
Net income                                                       35,222                                                35,222
Cash dividends - $0.51 per share                                (16,600)                                              (16,600)
Purchase of 369,313 treasury
  shares                                                                                                    (6,489)    (6,489)
Issuance of 41,980 shares in
  exchange
  for 20,172 shares received as
  consideration for the exercise of
  incentive stock options                              (357)                                                   357          -
Issuance of 391,618 shares to
  employee benefit plans and other
  stock plans, including tax benefit                   (818)                                                 6,714      5,896
Grant of 11,846 shares of restricted
  stock awards                                                                   (203)                         203          -
Amortization of restricted
  stock awards                                                                    101                                     101
Other comprehensive (loss)                                                                      (5,822)                (5,822)
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2003          $   344  $   209,268   $ 113,707         ($229)  $       10,709    ($29,109)  $304,690
------------------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.


NBT BANCORP INC. AND SUBSIDIARIES                             Nine Months Ended September 30,
CONSOLIDATED STATEMENTS OF CASH FLOWS                             2003               2002
------------------------------------------------------------------------------------------------
(in thousands)                                                         (Unaudited)
OPERATING ACTIVITIES:
Net income                                                 $          35,222   $         33,755
Adjustments to reconcile net income to net cash provided
 by operating activities:
Provision for loan losses                                              5,789              6,527
Depreciation of premises and equipment                                 4,886              5,075
Net amortization (accretion) on securities                             3,899               (811)
Amortization of intangible assets                                        475                610
Amortization of restricted stock awards                                  101                 68
Proceeds from sale of loans held for sale                              7,678              6,026
Origination of loans held for sale                                    (2,572)            (5,524)
Net losses  on sales of loans                                              -                 77
Net (gain) on sale of other real estate owned                           (762)               (80)
Net security (gains) losses                                              (83)               439
Proceeds from sales of trading securities                                184                  -
Purchases of trading securities                                          (62)              (166)
Writedown of nonmarketable equity securities                             620                  -
Gain on sale of a branch, net                                              -               (220)
Purchase of Bank Owned Life Insurance                                (30,000)                 -
Net (increase) decrease in other assets                               (2,229)             8,338
Net increase (decrease) in other liabilities                          10,672             (5,052)
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             33,818             49,062
------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Net cash and cash equivalents provided by acquisitions                10,594                  -
Net cash paid in conjunction with branch sale                              -            (29,171)
Securities available for sale:
 Proceeds from maturities                                            368,217            254,991
 Proceeds from sales                                                 207,218            216,609
 Purchases                                                          (657,585)          (535,222)
Securities held to maturity:
 Proceeds from maturities                                             41,964             40,600
 Purchases                                                           (57,003)           (26,344)
Purchases of FRB and FHLB stock                                      (11,519)              (846)
Net increase in loans                                               (203,974)           (42,217)
Purchase of premises and equipment, net                               (5,454)            (4,490)
Proceeds from sales of other real estate owned                         2,979              1,113
------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (304,563)          (124,977)
------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in deposits                                              35,709             40,611
Net increase (decrease) in short-term borrowings                     226,363             (8,772)
Proceeds from issuance of long-term debt                             125,000             80,000
Repayments of long-term debt                                        (100,754)            (1,728)
Proceeds from issuance of treasury shares to
  employee benefit plans and other stock plans,
  including tax benefit                                                5,896              1,222
Purchase of treasury stock                                            (6,489)            (9,078)
Cash dividends                                                       (16,600)           (16,887)
------------------------------------------------------------------------------------------------
Net cash provided by  financing activities                           269,125             85,368
------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                  (1,620)             9,453
Cash and cash equivalents at beginning of period                     124,623            129,957
------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $         123,003   $        139,410
================================================================================================

                                                                   ( Continued )


CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:     NINE MONTHS ENDED SEPTEMBER 30,
                                                          2003               2002
--------------------------------------------------------------------------------------
 Cash paid during the period for:
  Interest                                         $          50,270  $         66,100
  Income taxes                                                 7,900             8,800
Loans transferred to OREO                                      1,177             2,560

BRANCH DIVESTITURE:
======================================================================================
  Assets sold                                                      -  $          3,323
  Liabilities sold                                                 -            34,263


BRANCH ACQUISITIONS:
--------------------------------------------------------------------------------------
Fair value of assets acquired                      $           1,155                 -
Fair value of liabilities assumed                             13,311                 -

See  notes  to  unaudited  interim  consolidated  financial  statements.

                                                               Three months ended         Nine months ended
NBT BANCORP INC. AND SUBSIDIARIES                                September 30,              September 30,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME                2003          2002         2003        2002
-------------------------------------------------------------------------------------------------------------
(in thousands)                                             (Unaudited)                 (Unaudited)
Net Income                                                 $    11,848   $     11,412  $  35,222   $   33,755
Other comprehensive (loss) income, net of tax
   Unrealized holding (losses) gains arising during
    period [pre-tax amounts of ($6,408), $11,516,
   ($9,239) and $19,893]                                        (3,853)         6,924     (5,555)      11,961
   Minimum Pension Liability Adjustment                              -              -       (217)           -
Less: Reclassification adjustment for net (gains) losses
      included in net income [pre-tax amounts of
      ($18), -, ($83) and $426]                                    (11)             -        (50)         256
-------------------------------------------------------------------------------------------------------------
Total other comprehensive (loss) income                         (3,864)         6,924     (5,822)      12,217
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                       $     7,984   $     18,336  $  29,400   $   45,972
=============================================================================================================

See  notes  to  unaudited  interim  consolidated  financial  statements.

NBT  BANCORP  INC.  AND  SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

NOTE  1.     BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. (the Registrant) and its subsidiaries, NBT Bank, N.A. (NBT or Bank), NBT Financial Services, Inc., and CNBF Capital Trust I. Collectively, the Registrant and its subsidiaries are referred to herein as "the Company". All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

     The consolidated balance sheet at December 31, 2002 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements included in the Registrant's annual report on Form 10-K for the year ended
December  31,  2002  and  notes  thereto  referred  to  above.

NOTE  2.     USE  OF  ESTIMATES

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilites at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan and lease losses, fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

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

Income taxes are accounted for under the asset and liability method. The Company files a consolidated tax return on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at September 30, 2003 and 2002. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 3.     COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. At September 30, 2003 and December 31, 2002, commitments to extend credit and unused lines of credit totaled $472.1 million and $409.1 million. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $25.1 million at September 30, 2003, and $24.7 million at December 31, 2002. As of September 30, 2003, the fair value of standby letters of credit was not material to the Company's consolidated financial statements.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

---------------------------------------------------------------------------------
Three months ended September 30,                                  2003     2002
---------------------------------------------------------------------------------
(in thousands, except per share data)
Basic EPS:
  Weighted average common shares outstanding                      32,534   33,016
  Net income available to common shareholders                    $11,848  $11,412
---------------------------------------------------------------------------------
Basic EPS                                                        $  0.36  $  0.35
=================================================================================
Diluted EPS:
  Weighted average common shares outstanding                      32,534   33,016
  Dilutive effect of common stock options and restricted stock       331      279
---------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                              32,865   33,295
  Net income available to common shareholders                    $11,848  $11,412
---------------------------------------------------------------------------------
Diluted EPS                                                      $  0.36  $  0.34
=================================================================================



---------------------------------------------------------------------------------
Nine months ended September 30,                                     2003     2002
---------------------------------------------------------------------------------
(in thousands, except per share data)

Basic EPS:
  Weighted average common shares outstanding                      32,474   33,088
  Net income available to common shareholders                    $35,222  $33,755
---------------------------------------------------------------------------------
Basic EPS                                                        $  1.08  $  1.02
=================================================================================

Diluted EPS:
  Weighted average common shares outstanding                      32,474   33,088
  Dilutive effect of common stock options and restricted stock       293      242
---------------------------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                                              32,767   33,330
  Net income available to common shareholders                    $35,222  $33,755
---------------------------------------------------------------------------------
Diluted EPS                                                      $  1.07  $  1.01
=================================================================================

     There were 197,400 average outstanding stock options for the quarter ended September 30, 2003 and 387,272 average outstanding stock options for the quarter ended September 30, 2002 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods. There were 229,515 outstanding average stock options for the nine month period ended September 30, 2003 and 420,743 average outstanding stock options for the nine month period ended September 30, 2002 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

NOTE  5.     STOCK-BASED  COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" to SFAS No. 123 "Accounting for Stock-Based Compensation," which accounts for stock-based compensation using the fair value method of accounting, if a company so elects. The Company currently accounts for stock-based employee compensation under APB No. 25. As such, compensation expense would be recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. Because the fair value on the date of grant of the underlying stock of all stock options granted by the Company is equal to the exercise price of the options granted, no compensation cost has been recognized for stock options in the accompanying consolidated statements of income. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options and employee stock purchase plan under SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

============================================================
                                       THREE MONTHS ENDED
------------------------------------------------------------
                                           SEPTEMBER 30,
------------------------------------------------------------
                                       2003         2002
                                    -----------  -----------
Net income, as reported             $   11,848   $   11,412
Add:Stock-based compensation
expense included in reported net
income, net of related tax effects          19           20
Less:Stock-based compensation
expense determined under fair
value method for all awards, net
of related tax effects                    (260)        (268)
                                    -----------  -----------
Pro forma net income                $   11,607   $   11,164
                                    ===========  ===========

Net income per share:
Basic - as reported                 $     0.36   $     0.35
Basic - Pro forma                   $     0.36   $     0.34

Diluted - as reported               $     0.36   $     0.34
Diluted - Pro forma                 $     0.35   $     0.34
============================================================

======================================================
                                  NINE MONTHS ENDED
------------------------------------------------------
                                    SEPTEMBER 30,
------------------------------------------------------
                                  2003        2002
                               ----------  -----------
Net income, as reported        $  35,222   $   33,755
Add: Stock-based
compensation expense
included in reported net
income, net of related tax
effects                               61           41
Less: Stock-based
compensation expense
determined under fair value
method for all awards, net of
related tax effects                 (790)        (752)
                               ----------  -----------
Pro forma net income           $  34,493   $   33,044
                               ==========  ===========

Net income per share:
Basic - as reported            $    1.08   $     1.02
Basic - Pro forma              $    1.06   $     1.00

Diluted - as reported          $    1.07   $     1.01
Diluted - Pro forma            $    1.05   $     0.99
======================================================

The Company granted 394,482 stock options during the nine months ended September 30, 2003 with a weighted average exercise price of $17.69 per share compared to 497,670 stock options granted during the nine months ended September 30, 2002 with a weighted average exercise price of $14.40 per share. The per share weighted average fair value of the stock options granted for the nine months ended September 30, 2003 and 2002 was $4.02 and $2.41. The assumptions used for the grants noted above were as follows:

                           NINE MONTHS ENDED    NINE MONTHS ENDED
                          SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
==================================================================
DIVIDEND YIELD                  3.41% - 3.97%                4.07%
EXPECTED VOLATILITY           31.34% - 31.42%               19.13%
RISK -FREE INTEREST RATE        2.98% - 3.98%        3.48% - 4.74%
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

NOTE  6.     GOODWILL  AND  INTANGIBLE  ASSETS


A summary of goodwill by subsidiaries follows:

                               JANUARY 1,    GOODWILL   SEPTEMBER 30,
(In thousands)                    2002       DISPOSED        2002
                               ---------------------------------------
NBT Bank, N.A.                 $    44,667  $  (1,547)  $       43,120
NBT Financial Services, Inc.         3,001          -            3,001
                               ---------------------------------------
Total                          $    47,668  $  (1,547)  $       46,121
                               =======================================

                               JANUARY 1,   GOODWILL    SEPTEMBER 30,
(In thousands)                    2003      ACQUIRED         2003
                               ---------------------------------------
NBT Bank, N.A.                 $    43,120  $   1,400   $       44,520
NBT Financial Services, Inc.         3,001          -            3,001
                               ---------------------------------------
Total                          $    46,121  $   1,400   $       47,521
                               =======================================

The Company acquired $1.4 million in goodwill in connection with the acquisition of a branch from Alliance Bank in June of 2003. In connection with the sale of a branch during the three months ended March 31, 2002, $1.5 million in goodwill was included in the carrying amount of the branch in determining the gain on disposal.

The Company has finite-lived intangible assets capitalized on its consolidated balance sheet in the form of core deposit and other intangible assets. These intangible assets continue to be amortized over their estimated useful lives, which range from one to twenty-five years.


A  summary  of  core  deposit  and  other  intangible  assets  follows:

                                     SEPTEMBER 30,
                                    2003      2002
                                   -----------------
(in thousands)
Core deposit intangibles:
  Gross carrying amount            $ 5,585  $  5,433
  Less: accumulated amortization     4,367     3,777
                                   -----------------
Net Carrying amount                  1,218     1,656
                                   -----------------
Other intangibles:
  Gross carrying amount              1,031     1,031
  Less: accumulated amortization       326       274
                                   -----------------
Net Carrying amount                    705       757
                                   -----------------
Other intangibles not subject to
  amortization: Pension Asset
                                       551         -
Total intangibles with definite
  useful lives:
  Gross carrying amount              7,167     6,464
  Less: accumulated amortization     4,693     4,051
                                   -----------------
Net Carrying amount                $ 2,474  $  2,413
                                   =================

Amortization expense on finite-lived intangible assets is expected to total $0.2 million for the remainder of 2003 and $0.3 million for each of 2004, 2005, 2006 and 2007.

NOTE 7. GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

On June 14, 1999, CNB Financial Corp. ("CNBF") which was acquired by the Company on November 8, 2001, established CNBF Capital Trust I (the Trust), which is a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures. On August 4, 1999, the Trust issued $18.0 million in capital securities at 3-month LIBOR plus 275 basis points, which equaled 8.12% at issuance. The rate on the capital securities resets quarterly, equal to the 3-month LIBOR plus 275 basis points (3.85% and 4.61% for the September 30, 2003 and 2002 quarterly payments, respectively). The capital securities are the sole asset of the Trust. The obligations of the Trust are guaranteed by the Company. Capital securities totaling $1.0 million were issued to the Company. These capital securities were retired upon the merger of the Company and CNBF. The net proceeds from the sale of the capital securities were used for general corporate purposes and to provide a capital contribution of $15.0 million to CNB Bank, which was merged into NBT Bank.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 established standards for how entities classify and measure certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. In the Company's earnings release issued October 27, 2003, the guaranteed preferred beneficial interests in Company's junior subordinated debentures were reported as a liability in the Company's balance sheet, and the distributions ("capital securities") on these capital securities on and after July 1, 2003 were included as interest expense in accordance with the provisions of SFAS No. 150. Subsequent to the earnings release, but prior to the filing of these financial statements, the FASB issued FASB Staff Position No. 150-3, which deferred indefinitely the classification and measurement provisions of SFAS No. 150 for the Company's capital securities. Accordingly $181,000 of trust preferred distributions for the three months ended September 30, 2003 which were classified as interest expense in the October 27, 2003 earnings release have been reported in these consolidated financial statements as distributions on capital securities. Also these capital securities are reported in the same manner as minority interest in the accompanying consolidated interim balance sheet as of September 30, 2003. This reporting is consistent with the Company's previous quarterly and annual financial reporting. SFAS No. 150 has no other impact on the Company's consolidated financial statements.

NOTE  8.     NEW  ACCOUNTING  PRONOUNCEMENTS

The  FASB  issued  Financial Accounting Standards Board Interpretation (FIN) No.
45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Company's consolidated financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN No. 45 during the first quarter of 2003 did not have any impact on the Company's financial statements.

The FASB issued FAS 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement is not expected to have a significant impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains interest after that date. The effective date of FIN No. 46 had been July 1, 2003. The FASB postponed the effective date to December 31, 2003 for all variable interest entities that existed prior to February 1, 2003. The Company is evaluating the effects of FIN No. 46 but currently expects it will not have a significant impact on the Company's consolidated financial statements.

In its current form, FIN No. 46 may require the Company to deconsolidate its investment in its guaranteed preferred beneficial interests in junior subordinated debentures in future financial statements. Presently the beneficial interests in the Company's junior subordinated debentures qualify as Tier I capital of the Company. In July 2003, the Board of Governors of the Federal
Reserve System issued a supervisory letter instructing bank and financial holding companies to continue to include beneficial interests in junior subordinated debentures in Tier I capital for regulatory purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include beneficial interests in junior subordinated debentures in Tier I capital for regulatory capital purposes. As of September 30, 2003, if the Company was not allowed to include its $17.0 million in beneficial interests in the Company's junior subordinated debentures within Tier I capital, it would still exceed the regulatory required minimums for capital adequacy purposes.

NBT  BANCORP  INC.  AND  SUBSIDIARIES
Item  2  --  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its subsidiaries, NBT Bank, N.A. (NBT), NBT Financial Services, Inc., and CNBF Capital Trust I (collectively referred to herein as the Company.) This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2002 Form 10-K for an understanding of the following discussion and analysis.

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

OVERVIEW

The Company earned net income of $11.8 million ($0.36 diluted earnings per share) for the three months ended September 30, 2003 compared to net income of $11.4 million ($0.34 diluted earnings per share) for the three months ended September 30, 2002. The quarter to quarter increase in net income from 2002 to 2003 was primarily the result of an increase in total noninterest income of $1.9 million offset by a decrease in net interest income of $1.1 million. The increase in noninterest income was driven primarily by increases in services charges on deposit accounts of $0.6 million, broker/dealer and insurance revenue of $0.4 million, Bank Owned Life Insurance income of $0.4 million, trust income of $0.2 million and other income of $0.3 million. The decline in net interest income resulted primarily from a decline in the Company's net interest margin from 4.35% for the three months ended September 30, 2002 to 4.02% for the same period in 2003.

The Company earned net income of $35.2 million ($1.07 diluted earnings per share) for the nine months ended September 30, 2003 compared to net income of $33.8 million ($1.01 diluted earnings per share) for the nine months ended September 30, 2002. The increase in net income from 2002 to 2003 was primarily the result of an increase in total noninterest income of $4.4 million and a $0.7 million decrease in the provision for loan and lease losses offset by a decrease in net interest income of $3.0 million and an increase in total noninterest expense of $1.1 million. The increase in noninterest income was driven primarily by increases in services charges on deposit accounts of $1.7 million, other income of $0.6 million, trust income of $0.6 million, broker/dealer and insurance revenue of $0.5 million, Bank Owned Life Insurance income of $0.4 million, as well as a $0.1 million net gain on securities transactions for the nine months ended September 30, 2003 compared to $0.4 million in net losses on securities transactions for the same period in 2002. The decline in the provision for loan and lease losses reflects lower net charge-offs for the nine months ended September 30, 2003 compared to the same period in 2002 as well as a decrease in nonperforming loans. The decline in net interest income resulted primarily from a decline in the Company's net interest margin from 4.47% for the nine months ended September 30, 2002 to 4.19% for the same period in 2003. The increase in total noninterest expense resulted primarily from increases in other operating expense of $1.6 million, salaries and employee benefits of $0.6 million and occupancy expense of $0.6 million offset by declines in loan collection and other real estate owned costs of $1.0 million and professional fees and outside services of $0.9 million.

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


TABLE 1
PERFORMANCE MEASUREMENTS
----------------------------------------------------------------------
                                  First     Second    THIRD     NINE
                                 Quarter   Quarter   QUARTER   MONTHS
----------------------------------------------------------------------
2003
Return on average assets (ROAA)     1.27%     1.25%     1.21%    1.24%
Return on average equity (ROAE)    16.05%    16.07%    16.06%   16.09%
Net interest margin                 4.38%     4.18%     4.02%    4.19%
======================================================================
2002
ROAA                                1.25%     1.24%     1.23%    1.24%
ROAE                               16.62%    16.50%    15.95%   16.37%
Net interest margin                 4.54%     4.48%     4.35%    4.47%
======================================================================

TABLE 2
AVERAGE BALANCES AND NET INTEREST INCOME
Table 2 presents the Company's condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis.

                                                Three months ended September 30,
                                                         2003                             2002
                                         AVERAGE                  YIELD/    Average              Yield/
(dollars in thousands)                   BALANCE     INTEREST     RATES     Balance    Interest   Rates
--------------------------------------------------------------------------------------------------------
ASSETS
Short-term interest bearing accounts   $    1,573   $       16      4.04%  $   15,374  $     109   2.81%
Trading securities                             69            1      5.75%         260          2   3.05%
Securities available for sale (2)         966,254       10,481      4.31%     965,055     14,300   5.88%
Securities held to maturity (2)            99,812        1,170      4.65%      86,840      1,333   6.09%
Investment in FRB and FHLB Banks           29,469          179      2.41%      22,718        142   2.48%
Loans and leases (1)                    2,527,099       40,065      6.29%   2,350,015     42,149   7.12%
                                       -----------  -----------            ----------  ---------
 Total interest earning assets          3,624,276       51,912      5.69%   3,440,262     58,035   6.69%
                                                    -----------                        ---------
Other assets                              278,333                             242,947
                                       -----------                         ----------
TOTAL ASSETS                           $3,902,609                          $3,683,209
                                       -----------                         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts          $  376,700          982      1.03%  $  271,049      1,145   1.68%
NOW deposit accounts                      414,057          461      0.44%     376,641        905   0.95%
Savings deposits                          542,344        1,043      0.76%     494,304      1,841   1.48%
Time deposits                           1,158,366        8,434      2.89%   1,315,059     11,857   3.58%
                                       -----------  -----------            ----------  ---------
  Total interest bearing deposits       2,491,467       10,920      1.74%   2,457,053     15,748   2.54%
Short-term borrowings                     212,568          704      1.31%     106,018        417   1.56%
Long-term debt                            369,843        3,586      3.85%     350,650      4,139   4.68%
                                       -----------  -----------            ----------  ---------
Total interest bearing liabilities      3,073,878       15,210      1.96%   2,913,721     20,304   2.76%
                                                    -----------                        ---------
Demand deposits                           469,432                             426,733
Other liabilities (3)                      66,413                              58,945
Stockholders' equity                      292,886                             283,810
                                       -----------                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $3,902,609                          $3,683,209
                                       -----------                         ----------
NET INTEREST INCOME (FTE BASIS)                         36,702                            37,731
                                                    -----------                        ---------
INTEREST RATE SPREAD                                                3.73%                          3.93%
NET INTEREST MARGIN                                                 4.02%                          4.35%
Taxable equivalent adjustment                            1,124                             1,024
                                                    -----------                       ----------
NET INTEREST INCOME                                 $   35,578                        $   36,707
                                                    ===========                       ==========

(1) For purposes of these computations, nonaccrual loans are included in the average loan and lease balances outstanding.
(2)  Securities  are  shown  at  average  amortized  cost.
(3) Included in other liabilities for the three months ended September 30, 2003 and 2002 are $17.0 million in the Company's guaranteed preferred beneficial interests in Company's junior subordinated debentures.

                                                   Nine months ended September 30,
                                                       2003                               2002
                                         AVERAGE                  YIELD/    Average              Yield/
(dollars in thousands)                   BALANCE     INTEREST     RATES     Balance    Interest   Rates
--------------------------------------------------------------------------------------------------------
ASSETS
Short-term interest bearing accounts   $    3,549   $       57      2.15%  $   13,584  $     302   2.97%
Trading securities                            157            4      3.41%         198          6   4.05%
Securities available for sale (2)         973,318       34,381      4.73%     939,634     43,666   6.21%
Securities held to maturity (2)            88,923        3,517      5.30%      96,009      4,373   6.09%
Investment in FRB and FHLB Banks           25,668          793      4.14%      21,582        544   3.37%
Loans and leases (1)                    2,433,665      119,601      6.59%   2,330,096    126,127   7.24%
                                       -----------  -----------            ----------  ---------
 Total interest earning assets          3,525,280      158,353      6.02%   3,401,103    175,018   6.88%
                                                    -----------                        ---------
Other assets                              266,675                             235,743
                                       -----------                         ----------
TOTAL ASSETS                           $3,791,955                          $3,636,846
                                       -----------                         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts          $  348,082        3,219      1.24%  $  272,078      3,266   1.60%
NOW deposit accounts                      401,625        1,786      0.60%     380,524      2,733   0.96%
Savings deposits                          518,819        3,510      0.91%     478,122      5,383   1.51%
Time deposits                           1,213,669       27,057      2.99%   1,339,836     37,622   3.75%
                                       -----------  -----------            ----------  ---------
  Total interest bearing deposits       2,482,195       35,572      1.92%   2,470,560     49,004   2.65%
Short-term borrowings                     145,038        1,363      1.26%      89,521      1,052   1.57%
Long-term debt                            357,967       10,982      4.11%     329,623     11,633   4.72%
                                       -----------  -----------            ----------  ---------
Total interest bearing liabilities      2,985,200       47,917      2.15%   2,889,704     61,689   2.85%
                                                    -----------                        ---------
Demand deposits                           449,520                             415,033
Other liabilities (3)                      63,871                              55,804
Stockholders' equity                      293,364                             276,305
                                       -----------                         ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                 $3,791,955                          $3,636,846
                                       -----------                         ----------
NET INTEREST INCOME (FTE BASIS)                        110,436                           113,329
                                                    -----------                       ----------
INTEREST RATE SPREAD                                                3.87%                          4.03%
NET INTEREST MARGIN                                                 4.19%                          4.47%
TAXABLE EQUIVALENT ADJUSTMENT                            3,337                             3,195
                                                    -----------                       ----------
NET INTEREST INCOME                                 $  107,099                        $  110,134
                                                    ===========                       ==========

(1) For purposes of these computations, nonaccrual loans are included in the average loan and lease balances outstanding.
(2)  Securities  are  shown  at  average  amortized  cost.
(3) Included in other liabilities is $17.0 million in the Company's guaranteed preferred beneficial interests in Company's junior subordinated debentures for the nine months ended September 30, 2003 and 2002.

Table 3 presents the changes in interest income, interest expense and net interest income due to changes in volume and changes in rate. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.


TABLE 3
ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME

Three months ended September 30,
---------------------------------------------------------------------
                                            INCREASE (DECREASE)
                                              2003 OVER 2002
---------------------------------------------------------------------
(in thousands)                          VOLUME     RATE       TOTAL
---------------------------------------------------------------------
Short-term interest bearing accounts   $  (127)  $     34   $    (93)
Trading securities                          (2)         1         (1)
Securities available for sale               18     (3,837)    (3,819)
Securities held to maturity                181       (344)      (163)
Investment in FRB and FHLB Banks            41         (4)        37
Loans and leases                         3,031     (5,115)    (2,084)
---------------------------------------------------------------------
Total interest income                    2,982     (9,105)    (6,123)
---------------------------------------------------------------------

Money market deposit accounts              360       (523)      (163)
NOW deposit accounts                        82       (526)      (444)
Savings deposits                           164       (962)      (798)
Time deposits                           (1,309)    (2,114)    (3,423)
Short-term borrowings                      362        (75)       287
Long-term debt                             217       (770)      (553)
---------------------------------------------------------------------
Total interest expense                     992     (6,086)    (5,094)
---------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME      $ 1,990   $ (3,019)  $ (1,029)
=====================================================================


Nine months ended September 30,
---------------------------------------------------------------------
                                           INCREASE (DECREASE)
                                             2003 OVER 2002
---------------------------------------------------------------------
(in thousands)                         VOLUME    RATE       TOTAL
---------------------------------------------------------------------

Short-term interest bearing accounts   $  (178)  $    (67)  $   (245)
Trading securities                       1,517    (10,802)    (9,285)
Securities available for sale             (307)      (549)      (856)
Securities held to maturity                 (1)        (1)        (2)
Investment in FRB and FHLB Banks           114        135        249
Loans and leases                         5,438    (11,964)    (6,526)
---------------------------------------------------------------------
Total interest income                    6,209    (22,874)   (16,665)
---------------------------------------------------------------------
Money market deposit accounts              797       (844)       (47)
NOW deposit accounts                       144     (1,091)      (947)
Savings deposits                           426     (2,299)    (1,873)
Time deposits                           (3,314)    (7,251)   (10,565)
Short-term borrowings                      554       (243)       311
Long-term debt                             948     (1,599)      (651)
---------------------------------------------------------------------
Total interest expense                   1,911    (15,683)   (13,772)
---------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME      $ 4,298   $ (7,191)  $ (2,893)
=====================================================================

RESULTS  OF  OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

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

Federal taxable equivalent (FTE) net interest income decreased $1.0 million during the three months ended September 30, 2003 compared to the same period of 2002. The decrease in FTE net interest income resulted primarily from interest earning assets repricing downward at a faster rate than interest-bearing liabilities. The yield on earning assets decreased 100 basis points ("bp"), to 5.69% for the three months ended September 30, 2003, from 6.69% for the same period in 2002. Meanwhile, the rate paid on interest-bearing liabilities decreased 80 bp, to 1.96% for the three months ended September 30, 2003, from 2.76% for the same period in 2002.

Total FTE interest income for the three months ended September 30, 2003 decreased $6.1 million compared to the same period in 2002, a result of the previously mentioned decrease in yield on earning assets. The decrease in the yield on earning assets can be primarily attributed to the low rate environment prevalent for the last several quarters. Additionally, the low rate environment resulted in an acceleration of prepayments of mortgage related assets, which led to a high level of amortization of investment securities premiums. The high level of amortization experienced during the three months ended September 30, 2003 was a factor in the 157 basis point decrease in yield on securities available for sale when compared to the same period in 2002. Another factor driving the decrease in yield on investment securities is the Company's decision to invest in shorter-term securities which have lower yields, while providing greater flexibility to deploy funds in a rising rate environment (for more information about the Company's investment securities and asset/liability position see the sections under the captions "Securities" and "Market Risk" further in this discussion).

During the same time period, total interest expense decreased $5.1 million, primarily the result of the low rate environment mentioned above, as well as an improvement in the mix of the Company's interest-bearing liabilities. Time deposits, the most significant component of interest-bearing liabilities, decreased to 37.7% of interest-bearing liabilities for the three months ended
September 30, 2003 from 45.1% for the same period in 2002. Offsetting this decrease in the interest-bearing liabilities mix, was an increase in lower cost NOW, MMDA, and Savings deposits, to 43.4% of interest-bearing liabilities for the three months ended September 30, 2003 from 39.2% for the same period in 2002. Total borrowings increased to 18.9% for the three months ended September 30, 2003 from 15.7% for the same period in 2002.

Another important performance measurement of net interest income is the net interest margin. Net interest margin decreased to 4.02% for the three months ended September 30, 2003, down from 4.35% for the comparable period in 2002. The decrease in the net interest margin can be primarily attributed to the previously mentioned decrease in the interest rate spread driven by the decrease in yield on earning assets exceeding the decrease in the cost of interest-bearing liabilities.

Noninterest  Income
-------------------
Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations. The following table sets forth information by category of noninterest income for the periods indicated:


                                         THREE MONTHS ENDED SEPTEMBER 30,
                                             2003               2002
                                      ------------------  -----------------
(in thousands)
Service charges on deposit accounts   $            4,164  $          3,531
Broker/dealer and insurance fees                   1,763             1,393
Trust                                                958               743
Bank owned life insurance income                     398                 -
Net securities gains (losses)                         18                (6)
Other                                              2,672             2,380
---------------------------------------------------------------------------
Total                                 $            9,973  $          8,041
===========================================================================


Noninterest income for the quarter ended September 30, 2003 was $10.0 million, up $1.9 million or 24% from $8.0 million for the same period in 2002. Service charges on deposit accounts for the quarter ended September 30, 2003 increased $0.6 million or 18% over the same period in 2002. The increase in service charges on deposit accounts resulted primarily from overdraft fees from deposit accounts. The increase in overdraft fees was driven primarily by the combination of several pricing adjustments implemented during 2002 and 2003 as well as continued growth in core deposit products. Revenue from trust services increased $0.2 million or 29% for the quarter ended September 30, 2003 over the same period in 2002, due in part to an increase in estate management services. Broker/dealer and insurance revenue increased $0.4 million or 27% for the quarter ended September 30, 2003 over the same period in 2002, due primarily to the Company's initiative in delivering financial service related products through its 111-branch network, which was implemented at the end of 2002. Bank Owned Life Insurance ("BOLI") income increased $0.4 million for the quarter ended September 30, 2003 when compared to the same period in 2002, resulting from the $30.0 million BOLI purchase in June 2003.

Noninterest  Expense
--------------------
Noninterest expenses are also an important factor in the Company's results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

                                                 THREE MONTHS ENDED SEPTEMBER 30,
(in thousands)                                      2003               2002
                                              -----------------  -----------------
Salaries and employee benefits                $          12,486  $          11,720
Occupancy                                                 2,143              2,032
Equipment                                                 1,909              1,672
Data processing and communications                        2,640              2,705
Professional fees and outside services                    1,421              1,446
Office supplies and postage                               1,104              1,116
Amortization of intangible assets                           158                177
Loan collection and other real estate owned                 448                570
Capital securities                                          181                221
Other                                                     3,493              3,661
                                              -----------------  -----------------
Total noninterest expense                     $          25,983  $          25,320
                                              =================  =================

Noninterest expense for the quarter ended September 30, 2003 was $26.0 million, up $0.7 million or 3% from $25.3 million for the same period in 2002. The increase in noninterest expense resulted primarily from an increase in salaries and employee benefits of $0.8 million or 7%. This increase resulted primarily from an increase in salaries resulting from increases in merit adjustments and full time equivalent employees.

Income  Taxes
-------------

Income tax expense for the three months ended September 30, 2003 was $5.3 million for an effective tax rate of 30.8%, compared to $5.6 million, or 32.9%, for the same period in 2002. The lower effective tax rate in the 2003 period resulted primarily from an increase in tax exempt income when compared to the same period in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net  Interest  Income
---------------------

Net interest income on a federal taxable equivalent basis (FTE) decreased $2.9 million to $110.4 million for 2003 compared to $113.3 million for 2002. The net interest margin declined 28 bp from 4.47% to 4.19%. The decrease in FTE net interest income resulted primarily from earning assets re-pricing downward at a faster rate than interest-bearing liabilities. The yield on earning assets decreased 86 bp, to 6.02% for 2003, from 6.88% for 2002. Meanwhile, the rate paid on interest-bearing liabilities decreased 70 bp, to 2.15% for 2003, from 2.85% for 2002.

Total FTE interest income for 2003 decreased $16.7 million compared to 2002, a result of the previously mentioned decrease in yield on earning assets. The decline in yield on earning assets resulted primarily from an increase in prepayment activity from mortgage-related securities and loans. The prepayments from mortgage-related securities and loans were subsequently reinvested at lower rates. Furthermore, prepayments on mortgage-related securities resulted in an accelerated level of amortization of securities premiums, leading to a decrease in interest income. The yield on securities available for sale declined 148 bp from 6.21% for the nine months ended September 30, 2002 to 4.73% for the same period in 2003. During the same time period, total interest expense decreased $13.6 million, primarily the result of the low rate environment mentioned above, as well as an improvement in the mix of the Company's interest-bearing liabilities.

Noninterest  Income
-------------------
The following table sets forth information by category of noninterest income for the periods indicated:

(in thousands)
                                         NINE MONTHS ENDED SEPTEMBER 30,
                                            2003               2002
                                      ----------------  ------------------
Service charges on deposit accounts   $         11,531  $           9,820
Broker/dealer and insurance fees                 4,905              4,371
Trust                                            2,966              2,366
Bank Owned Life Insurance income                   412                  -
Net securities gains (losses)                       83               (439)
Other                                            7,757              7,136
                                      ----------------  ------------------
Total                                 $         27,654  $          23,254
                                      ================  ==================

Noninterest income for the nine months ended September 30, 2003 was $27.7 million, up $4.4 million or 19% from $23.3 million for the same period in 2002. Service charges on deposit accounts for the nine months ended September 30, 2003 increased $1.7 million or 17% over the same period in 2002. The increase in service charges on deposit accounts resulted primarily from higher overdraft fees resulting from recent pricing changes and continued growth from core deposits. Other income for the nine months ended September 30, 2003 increased $0.6 million or 9% over the same period in 2002. The increase in other income was driven primarily by strong growth in ATM fees. Securities transactions resulted in a $0.1 million net gain for the nine months ended September 30, 2003 and a $0.4 million net loss resulting from a write-down of an impaired security for the same period in 2002. Revenue from trust services increased $0.6 million or 25% for the nine months ended September 30, 2003 over the same period in 2002, due in part to higher fees collected for estate management services as well as an increase in assets under management resulting from improved stock market conditions and an increase in managed trust accounts. Broker/dealer and insurance revenue increased $0.5 million or 12% for the nine months ended September 30, 2003 over the same period in 2002, due primarily to the Company's initiative in delivering financial service related products through its 111-branch network, which was implemented at the end of 2002. Bank Owned Life Insurance ("BOLI") income increased $0.4 million for the nine months ended September 30, 2003 when compared to the same period in 2002, resulting from the $30.0 million BOLI purchase in June 2003.

Noninterest  Expense
--------------------
The following table sets forth information by category of noninterest expense for the periods indicated:

                                                 NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)                                      2003               2002
                                              -----------------  ----------------
Salaries and employee benefits                $          37,205  $         36,591
Occupancy                                                 6,851             6,297
Equipment                                                 5,619             5,204
Data processing and communications                        8,081             7,868
Professional fees and outside services                    3,963             4,843
Office supplies and postage                               3,188             3,240
Amortization of intangible assets                           475               610
Loan collection and other real estate owned               1,204             2,245
Capital securities                                          551               667
Other                                                    10,586             9,029
                                              -----------------  ----------------
Total noninterest expense                     $          77,723  $         76,594
                                              =================  ================

Noninterest expense for the nine months ended September 30, 2003 was $77.7 million, up $1.1 million or 1% from $76.6 million for the same period in 2002. The increase in noninterest expense was due primarily to increases in other operating expense, salaries and employee benefits and occupancy expense partially offset by decreases in loan collection and OREO expenses and professional fees and outside services. Other operating expense increased $1.6 million, primarily from a $0.6 million charge for the writedown of venture capital investments (during the second quarter of 2003) and other miscellaneous charges. Salaries and employee benefits increased $0.6 million, due primarily to increased incentive compensation costs. The $0.6 million increase in occupancy expense was driven primarily by the opening of a new operations facility located at the Company's headquarters in Norwich, New York during the first quarter of 2003 and higher maintenance costs associated with several severe winter storms. Loan collection and OREO expenses decreased $1.0 million from gains on the sale of OREO and a decrease in nonperforming loans. Professional fees and outside services decreased $0.9 million primarily from a $0.4 million charge related to an adverse judgement against the Company in 2002 as well as legal fees incurred during 2002 for the recovery of deposit overdraft writeoffs.

Income  Taxes
-------------

Income tax expense for 2003 was $16.0 million for an effective tax rate of 31.3%, compared to $16.5 million, or 32.8%, for 2002. The lower tax rate in the 2003 period resulted primarily from an increase in tax exempt income when compared to the same period in 2002.

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

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

                                       September 30,   December 31,   September 30,
(in thousands)                              2003           2002            2002
                                       ---------------------------------------------
Commercial and commercial mortgages*   $    1,095,463  $   1,057,815  $    1,056,201
Residential real estate mortgages             677,540        610,256         626,838
Consumer                                      717,216        626,767         621,040
Leases                                         60,247         61,094          63,609
                                       ---------------------------------------------
Total loans and leases                 $    2,550,466  $   2,355,932  $    2,367,688
                                       =============================================

*Includes agricultural loans


Total loans and leases were $2.6 billion, or 63.0% of assets, at September 30, 2003, compared to $2.4 billion, or 63.3%, at December 31, 2002, and $2.4 billion, or 63.5%, at September 30, 2002. Total loans and leases increased $194.5 million at September 30, 2003 when compared to December 31, 2002. Consumer loans increased $90.4 million, from December 31, 2002 or 14.4%. The increase in consumer loans was due primarily to strong growth from home equity and indirect loan products. Residential real estate mortgages increased $67.3 million, from December 31, 2002 or 14.7%. Additionally, commercial loans and commercial mortgages increased $37.7 million, from December 31, 2002, or 4.7%. The increase in these loan categories resulted from continued growth within existing markets combined with an expanded presence in newer markets now served by the Company.

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

Average total securities increased $26.6 million for the nine months ended September 30, 2003 when compared to the same period in 2002. The average balance of securities available for sale increased $33.7 million for the nine months ended September 30, 2003 when compared to the same period in 2002. The average balance of securities held to maturity decreased $7.1 million for the nine months ended September 30, 2003, when compared to the same period in 2002. The net increase in securities resulted from pre-investing expected fourth quarter investment securities cash flows. The average total securities portfolio represented 28% of total average earning assets for the nine months ended September 30, 2003 and 2002.

At September 30, 2003, approximately 64.6% of the Company's investment securities were comprised of either mortgage-backed securities ("MBS") or collateralized mortgage obligations ("CMO") compared to 67.7% at September 30, 2002. During the period between September 30, 2002 and September 30, 2003, the Company's MBS and CMO experienced increases in prepayments resulting from the low interest rate environment. As the Company received the cash flows from accelerated prepayments from MBS and CMO, the Company reinvested these funds primarily into short-term MBS, which generally contain a stated maturity of 10/15 years and a expected duration ranging from 3 to 5 years as opposed to 20/30 year MBS which generally have an expected duration ranging from 5 to 7 years. As such, the Company is positioned to take advantage of deploying funds in a rising rate environment, as sufficient cash flow should be generated by 10/15-year MBS securities. At September 30, 2003, approximately 79.7% of MBS and CMO were comprised of securities containing 10/15-year term as compared to 59.4% at September 30, 2002.

There is one security with the other-than-temporary impairment charge at September 30, 2003 and 2002, which had a remaining carrying value of $0.6 million and $1.1 million, respectively, and is classified as a security available for sale on nonaccrual status. The Company recorded a $0.7 million pre-tax charge during the three months ended March 31, 2002, related to the other-than-temporarily impaired security classified as available for sale. The charge was recorded in net security (losses) gains on the consolidated statements of income.

Included in the securities available for sale portfolio at September 30, 2002 and December 31, 2002 were certain securities (private issue CMO, asset-backed securities, and private issue MBS) previously held by CNB. These securities contained a higher level of credit risk when compared to other securities held in the Company's investment portfolio because they were not guaranteed by a governmental agency or a government sponsored enterprise (GSE). The Company's general practice is to purchase CMO and MBS that are guaranteed by a governmental agency or a GSE coupled with a strong credit rating, typically AAA, issued by Moody's or Standard and Poors.

At December 31, 2002, the amortized cost and fair value of these high-risk securities amounted to $12.0 million and $10.7 million, respectively, down from $27.5 million and $26.8 million, respectively, at September 30, 2002. The decrease at December 31, 2002, when compared to September 30, 2002, resulted primarily from sales and to a lesser extent principal paydowns. During 2002, the Company sold $22.4 million of these securities due to both a rapid deterioration in the financial condition of the underlying collateral in 2002 related to a certain number of these securities as well as the Company's goal of reducing exposure to these types of securities in general. The net loss realized from the sale of these securities was $7.4 million. Offsetting these net losses were net gains of $7.3 million, resulting from the sale of approximately $187.0 million in other securities available for sale during 2002. At September 30, 2003, the Company had no exposure to these high-risk securities, as the remaining $12.0 million at December 31, 2002 were sold during the three months ended March 31, 2003 at a net loss of $3.9 million. Offsetting these net losses, were net gains of $3.9 million from the sale of approximately $157.4 million in other securities available for sale during the first quarter of 2003.

Bank  Owned  Life  Insurance  ("BOLI")
--------------------------------------

The Company purchased $30 million in BOLI in June 2003. BOLI represents life insurance on the lives of certain employees who are deemed to be significant contributors to the Company. All employees in the policy are aware of and have consented to the coverage. Increases in the cash value of the policies, as well as insurance proceeds that may be received, are recorded in other noninterest income, and are not subject to income taxes. The Company reviewed the financial strength of the insurance carriers prior to the purchase of BOLI and will do so annually thereafter.

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at September 30, 2003 was 1.63% compared to 1.83% at September 30, 2002. Management considers the allowance for loan and lease losses to be adequate based on evaluation and analysis of the loan portfolio.

Table 4 reflects changes to the allowance for loan and lease losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net chargeoffs. Chargeoffs are made when the collectability of loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan losses.


TABLE  4
ALLOWANCE  FOR  LOAN  AND  LEASE  LOSSES
--------------------------------------------------------------------------------------------------------
                                   Three  months  ended                       Nine  months  ended
                                       September  30,                            September  30,
(dollars in thousands)            2003                2002                  2003            2002
--------------------------------------------------------------------------------------------------------
Balance, beginning of period    $40,858             $ 43,719              $40,167         $44,746
Recoveries                        1,369                1,014                4,286           3,314
Chargeoffs                       (2,991)              (3,827)              (8,570)        (11,257)
--------------------------------------------------------------------------------------------------------
Net chargeoffs                   (1,622)              (2,813)              (4,284)         (7,943)
Provision for loan losses         2,436                2,424                5,789           6,527
--------------------------------------------------------------------------------------------------------
Balance, end of period          $41,672              $43,330              $41,672         $43,330
========================================================================================================
COMPOSITION OF NET CHARGEOFFS
--------------------------------------------------------------------------------------------------------
Commercial and agricultural     $  (603)       37%   ($1,895)        67%  $(1,453)   33%  ($4,212)   53%
Real estate mortgage                 (2)        1%      (204)         7%       76     0%     (575)    7%
Consumer                         (1,017)       62%      (714)        26%   (2,907)   67%   (3,156)   40%
--------------------------------------------------------------------------------------------------------
Net chargeoffs                  $(1,622)      100%   ($2,813)       100%  $(4,284)  100%  ($7,943)  100%
--------------------------------------------------------------------------------------------------------
Annualized net chargeoffs
 to average loans                  0.25%                0.48%                0.24%           0.46%
========================================================================================================

Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due, trouble debt restructured loans, other real estate owned (OREO), and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair market value, less any estimated disposal costs. Nonperforming securities include securities which management believes are other-than-temporarily impaired, carried at their estimated fair value and are not accruing interest.

Total nonperforming assets were $19.0 million at September 30, 2003, compared to $30.5 million at December 31, 2002, and $35.1 million at September 30, 2002. The decrease in nonperforming assets resulted primarily from the Company's focus on reducing nonperforming loans. Nonperforming loans totaled $16.5 million at September 30, 2003, down from the $26.4 million outstanding at December 31,

2002. The $9.9 million decrease in nonperforming loans from December 31, 2002 to September 30, 2003 was due primarily to the Company's successful efforts in selling certain large problematic commercial loans as well as a group of nonperforming real estate mortgages at approximately their book value. Nonaccrual commercial and agricultural loans decreased $6.1 million, from $17.0 million at December 31, 2002, to $10.8 million at September 30, 2003. Nonaccrual real estate mortgages decreased $3.7 million, from $5.5 million at December 31, 2002, to $1.9 million at September 30, 2003.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $56.5 million in potential problem loans at September 30, 2003 as compared to $48.5 million at December 31, 2002. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company's loan rating system as "substandard" or lower. At September 30, 2003, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

Net charge-offs totaled $1.6 million for the three months ended September 30, 2003, down $1.2 million from the $2.8 million charged-off during the same period in 2002. Despite improvements in nonperforming loans and lower net charge-offs, the provision for loan and leases loss remained relatively unchanged, totaling $2.4 million for the three months ended September 30, 2003 and 2002. The amount of provision for the three months ended September 30, 2003 was driven primarily by strong loan growth during the period (11% annualized growth rate from December 31, 2002) and weak local economic conditions, offset by the decrease in net charge-offs and nonperforming loans.

Net charge-offs totaled $4.3 million for the nine months ended September 30, 2003, down $3.7 million from the $7.9 million charged-off during the same period in 2002. The provision for loan and lease losses totaled $5.8 million for the nine months ended September 30, 2003, down from the $6.5 million provided during the same period in 2002.

TABLE  5
NONPERFORMING  ASSETS
----------------------------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,    December 31,    September 30,
(dollars in thousands)                                         2003             2002            2002
----------------------------------------------------------------------------------------------------------
Commercial and agricultural                               $       10,841   $      16,980   $       19,457
Real estate mortgage                                               1,857           5,522            8,024
Consumer                                                           2,576           1,507            2,000
----------------------------------------------------------------------------------------------------------
  Total nonaccrual loans                                          15,274          24,009           29,481
----------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Commercial and agricultural                                          71             237               88
 Real estate mortgage                                                721           1,325              625
 Consumer                                                            402             414              125
----------------------------------------------------------------------------------------------------------
Total loans 90 days or more past due and still accruing            1,194           1,976              838
----------------------------------------------------------------------------------------------------------
Restructured loans in compliance with modified terms                   -             409              412
----------------------------------------------------------------------------------------------------------
Total nonperforming loans                                         16,468          26,394           30,731
----------------------------------------------------------------------------------------------------------
Other real estate owned (OREO)                                     1,871           2,947            3,092
----------------------------------------------------------------------------------------------------------
Total nonperforming loans and OREO                                18,339          29,341           33,823
==========================================================================================================
Nonperforming securities                                             619           1,122            1,312
----------------------------------------------------------------------------------------------------------
Total nonperforming assets                                $       18,958   $      30,463   $       35,135
==========================================================================================================
Total nonperforming loans to loans and leases                       0.65%           1.12%            1.30%
Total nonperforming assets to assets                                0.47%           0.82%            0.94%
Total allowance for loan and lease losses
  to nonperforming loans                                          253.05%         152.18%          141.00%
==========================================================================================================

Deposits
--------
Total deposits were $3.0 billion at September 30, 2003, an increase of $49.0 million, or 2%, from December 31, 2002, and an increase of $49.1 million, or 2%, from the same period in the prior year. Total average deposits increased $34.4 million, or 1%, from the three months ended September 30, 2002 to the same period in 2003. The Company experienced a decline in time deposits, as average time deposits declined $156.7 million or 12%, from the three months ended September 30, 2002 to the same period in 2003. Meanwhile, the total of average demand deposits, money market deposits, NOW, and savings increased $233.8 million or 15%, from the three months ended September 30, 2002 to the same period in 2003. The Company has focused on maintaining and growing its base of lower cost checking, savings and money market accounts while allowing runoff of some of its higher cost time deposits, particularly municipal and jumbo time deposits. The Company may price municipal and jumbo time deposits more aggressively if liquidity needs increase. At September 30, 2003, total checking, savings and money market accounts represented 62% of total deposits compared to 55% at September 30, 2002.

Borrowings
----------
The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $332.0 million at September 30, 2003 compared to $105.6 million and $113.3 million at December 31, and September 30, 2002, respectively. The increase in short-term borrowings resulted from strong loan growth during the year and pre-investment of expected fourth quarter investment securities cash flows at the end of September 2003. Long-term debt was $369.7 million at September 30, 2003, compared to $345.5 million and $350.6 million at December 31, and September 30, 2002, respectively.

CAPITAL  RESOURCES

Stockholders' equity of $304.7 million represents 7.5% of total assets at September 30, 2003, compared with $287.6 million, or 7.7% in the comparable period of the prior year, and $292.4 million, or 7.9% at December 31, 2002. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

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


TABLE  6
CAPITAL  MEASUREMENTS
-----------------------------------------------------------------------------------
                                                As of and for the quarter ended
                                               March 31    June 30    September 30
-----------------------------------------------------------------------------------
                                                   2003
Tier 1 leverage ratio                              6.71%      6.72%           6.77%
Tier 1 capital ratio                               9.77%      9.44%           9.78%
Total risk-based capital ratio                    11.02%     10.70%          11.03%
Cash dividends as a percentage of net income      47.87%     46.68%          47.13%
Per common share:
  Book value                                  $    9.00   $   9.19   $        9.32
  Tangible book value                         $    7.50   $   7.64   $        7.79
===================================================================================
                                                   2002
Tier 1 leverage ratio                              6.70%      6.78%           6.60%
Tier 1 capital ratio                               9.97%     10.04%           9.74%
Total risk-based capital ratio                    11.23%     11.30%          10.98%
Cash dividends as a percentage of net income      50.69%     50.12%          50.03%
Per common share:
  Book value                                  $    8.09   $   8.52   $        8.79
  Tangible book value                         $    6.61   $   7.05   $        7.31
===================================================================================

Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 2.17 at September 30, 2003 and 1.96 a year ago. The per share market price was 14.19 times annualized earnings at September 30, 2003 and 12.82 times annualized earnings at September 30, 2002.


TABLE 7
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
--------------------------------------------------------------------------------------
                                                                                 Cash
                                                                            Dividends
Quarter Ending                                      High      Low    Close   Declared
--------------------------------------------------------------------------------------
2002
--------------------------------------------------------------------------------------
March 31                                         $    15.15  $13.15  $14.74  $   0.170
June 30                                               19.32   14.00   18.07      0.170
September 30                                          18.50   16.36   17.27      0.170
December 31                                           18.60   14.76   17.07      0.170
======================================================================================
2003
--------------------------------------------------------------------------------------
MARCH 31                                         $    18.60  $16.76  $17.43  $   0.170
JUNE 30                                               19.94   17.37   19.36      0.170
SEPTEMBER 30                                          21.76   19.24   20.25      0.170
======================================================================================

STOCK  REPURCHASE  PLAN
-----------------------

On July 22, 2002, the Company announced that it intended to repurchase up to one million shares (approximately 3%) of its outstanding common stock from time to time in open market and privately negotiated transactions. Since the announcement of the Stock Repurchase Plan, the Company repurchased a total of 844,946 shares at an average price of $17.54 per share. Total cash allocated for these repurchases during this period was $14.8 million. For the nine months ended September 30, 2003, the Company repurchased 369,313 shares at an average price of $17.57 per share.

On April 28, 2003, the Company announced that it intended to repurchase up to an additional one million shares (approximately 3%) of its outstanding common stock from time to time in open market and privately negotiated transactions. Currently there are 155,054 shares remaining under the previous authorization that will be repurchased prior to the commencement of the new program.

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

In the declining rate scenario, net interest income is projected to decrease slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of interest-bearing liabilities repricing downward at a slower rate than earning assets. The inability to effectively lower deposit rates will likely reduce or eliminate the benefit of lower interest rates. In the rising rate scenarios of rates rising gradually 200 bp and the long end of the yield curve remains flat and the short end of the curve increases 200 bp gradually, net interest income is also projected to experience declines from the flat rate scenario. Net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing.

Net interest income for the next twelve months in the + 200/+ 200 flat/- 75 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2003 balance sheet position:

     TABLE 10
     INTEREST RATE SENSITIVITY ANALYSIS
     ------------------------------------------------------------
     CHANGE IN INTEREST RATES                   PERCENT CHANGE IN
     (IN BASIS POINTS)                        NET INTEREST INCOME
     ------------------------------------------------------------
     + 200 FLAT                                           (2.04%)
     + 200                                                (1.11%)
     - 75                                                 (0.06%)
     ------------------------------------------------------------

Currently, the Company is holding fixed rate residential real estate mortgages in its loan portfolio and mortgage related securities in its investment portfolio. Two major factors the Company considers in holding residential real estate mortgages is its level of core deposits and the duration of its mortgage-related securities and loans. Current core deposit levels combined with a shortening of duration of mortgage-related securities and loans have enabled the Company to hold fixed rate residential real estate mortgages without having a significant negative impact on interest rate risk, as the Company is well matched at September 30, 2003. The Company's net interest income is projected to decrease by 1.11% if interest rates gradually rise 200 basis points. The Company's exposure to 30-year fixed rate mortgage related securities and loans have decreased approximately $91.8 million from September 30, 2002 to September 30, 2003. From December 31, 2002, we have reduced our exposure to 30-year fixed rate mortgage related securities and loans by $54.4 million. Approximately 11.5% of earning assets were comprised of 30-year fixed rate mortgage related securities and loans at September 30, 2003, down from a ratio of 15.1% at September 30, 2002. The Company closely monitors its matching of earning assets to funding sources. If core deposit levels decrease or the rate of growth in core deposit levels does not equal or exceed the rate in growth of 30-year fixed rate real estate mortgage related securities or loans, the Company will reevaluate its strategy and may sell new originations of fixed rate mortgages in the secondary market or may sell certain mortgage related securities in order to limit the Company's exposure to long-term earning assets.


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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At September 30, 2003, the Company's Basic Surplus measurement was 9.0% of total assets or $366 million, which was above the Company's minimum of 5% or $202 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At September 30, 2003, the Company considered its Basic Surplus adequate to meet liquidity needs.

The Company's primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company's subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At September 30, 2003, approximately $22.5 million of the total stockholders' equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

ITEM  4.  CONTROLS  AND  PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART  II.  OTHER  INFORMATION

Item  5  --  Other  Information

On October 27, 2003, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.17 per share. The cash dividend will be paid on December 15, 2003 to stockholders of record as of December 1, 2003.

Item  6  --  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

     10.1      Form  of  Employment Agreement between NBT Bancorp Inc. and Daryl
               R.  Forsythe  made  as  of  August  2,  2003.

     10.2      Form  of Employment Agreement between NBT Bancorp Inc. and Martin
               A.  Dietrich  made  as  of  August  2,  2003.

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1      Written  Statement  of  the  Chief  Executive Officer Pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

     32.2      Written  Statement  of  the  Chief  Financial Officer Pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

(b) During the quarter ended September 30, 2003, the Company filed the following Current Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K dated July 29, 2003, which contained a press release announcing financial results for the quarter and six months ended June 30, 2003 and a dividend declaration to be paid on September 15, 2003 to stockholders of record as of September 1, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of November 2003.




                                NBT BANCORP INC.

                           By:  /s/ MICHAEL J. CHEWENS
                              ------------------------
                            Michael J. Chewens, CPA
                        Senior Executive Vice President
                Chief Financial Officer and Corporate Secretary

                                Index to Exhibits

     10.1      Form  of  Employment Agreement between NBT Bancorp Inc. and Daryl
               R.  Forsythe  made  as  of  August  2,  2003.

     10.2      Form  of Employment Agreement between NBT Bancorp Inc. and Martin
               A.  Dietrich  made  as  of  August  2,  2003.

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1      Written  Statement  of  the  Chief  Executive Officer Pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002.

     32.2      Written  Statement  of  the  Chief  Financial Officer Pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002.