Form 10-K
period 2003-12-31
NBT BANCORP INC
filed 2004-03-15
CIK 790359

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______
                         COMMISSION FILE NUMBER: 0-14703

      NBT BANCORP INC. (Exact name of registrant as specified in its charter)

                  DELAWARE                           16-1268674
      (State or other jurisdiction        (IRS Employer Identification No.)
    of incorporation or organization)

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

Indicate by check mark whether the registrant (1) has led all reports required to be led by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to le such reports) and (2) has been subject to such ling requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

Based upon the closing price of the registrant's common stock as of June 30, 2003, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $632,219,601.

The number of shares of Common Stock outstanding as of February 27, 2004, was 32,868,354.

DOCUMENTS  INCORPORATED  BY  REFERENCE

Portions of registrant's definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 4, 2004 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

                       This page left blank intentionally

PART  ITEM
-------------------------------------------------------------------------------


  I   1   BUSINESS                                                            5
            Description of Business                                         5-8
            Average Balance Sheets                                           14
            Net Interest Income Analysis -Taxable   Equivalent Basis         14
            Net  Interest  Income  and Volume/Rate
            Variance-Taxable Equivalent Basis                                15
            Securities Portfolio                                             19
            Debt Securities -Maturity Schedule                               26
            Loans                                                            16
            Maturities and Sensitivities of Loans to Changes
            in Interest Rates                                                17
            Nonperforming Assets                                             25
            Allowance for Loan Losses                                        23
            Maturity Distribution of Time Deposits                           20
            Return on Equity and Assets                                      10
            Short-Term Borrowings                                            55

      2   PROPERTIES                                                          8

      3   LEGAL PROCEEDINGS                                                   9

      4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 9

  II  5   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS                                                 9

      6   SELECTED FINANCIAL DATA                                            10

      7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OFOPERATIONS                    11-32

     7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK       32-34

      8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            Consolidated Balance Sheets at December 31, 2003 and 2002        36
            Consolidated Statements of Income for each
            of the years in the three-year period ended
            December  31,  2003                                              37
            Consolidated Statements of Changes in Stockholders'
            Equity for each of the years in  the
            three-year  period  ended  December  31, 2003                    38
            Consolidated  Statements  of  Cash Flows for each
            of the years in the three-year period  ended
            December  31,  2003                                           39-40


ANNUAL REPORT: NBT BANCORP INC.                                               3

            Consolidated Statements of Comprehensive Income
            for each of the years in the
            three-year period ended December 31, 2003                        40
            Notes  to  Consolidated  Financial  Statements                41-69
            Independent  Auditors'  Report                                   35


      9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                                70

     9A   CONTROLS AND PROCEDURES                                            70

  III 10  DIRECTORS AND EXECUTIVE OFCERS OF THE REGISTRANT*                  71

      11  EXECUTIVE COMPENSATION*                                            71

      12  SECURITY OWNERSHIP OF CERTAIN BENECIAL OWNERS AND MANAGEMENT*      71

      13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*                     71

      14 PRINCIPAL ACCOUNTANT FEES AND SERVICES*                             71

  IV  15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON 8-K      72-75

          (a) (1) Financial Statements (See Item 8 for Reference).
              (2) Financial Statement Schedules normally required on
                  Form 10-K are omitted since they are not applicable.
              (3) Exhibits.
          (b) Reports on Form 8-K.
          (c) Refer to item 15(a)(3)above.
          (d) Refer to item 15(a)(2) above.

         SIGNATURES                                                          76

* Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ANNUAL REPORT: NBT BANCORP INC.                                                4

PART I

ITEM 1. BUSINESS
--------------------------------------------------------------------------------

     NBT Bancorp Inc. (the "Registrant" or the "Company") is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Registrant is the parent holding company of NBT Bank, N.A. ("the Bank"), NBT Financial Services, Inc. ("NBT Financial"), and CNBF Capital Trust I (see Note 12 to the Notes to Consolidated Financial Statements). Through these subsidiaries, the Company operates as one segment focused on community banking operations. The Registrant's primary business consists of providing commercial banking and financial services to its customers in its market area. The principal assets of the Registrant are all of the out-standing shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank and NBT Financial.
     The principal subsidiaries of the Company through which it conducts its operations are the Bank and NBT Financial. The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York and northeastern Pennsylvania market area. The Bank con-ducts business through three geographic operating divisions, NBT Bank, Pennstar Bank and Central National Bank.
     The NBT Bank division has 44 divisional offices and 63 automated teller machines (ATMs), located primarily in central and upstate New York. At December 31, 2003, NBT Bank had total loans of $1.4 billion and total deposits of $1.5 billion.
     The Pennstar Bank division has 40 divisional offices and 51 ATMs, located primarily in northeastern Pennsylvania. At December 31, 2003, Pennstar Bank had total loans and leases of $581.4 million and total deposits of $799.7 million.
     The Central National Bank division has 27 divisional offices and 24 ATMs located primarily in upstate New York. At December 31, 2003, Central National Bank had total loans and leases of $701.6 million and total deposits of $715.0 million.
     The Bank has six operating subsidiaries, NBT Capital Corp., LA Lease, Inc., Pennstar Services Company, Colonial Financial Services, Inc. ("CFS"), Pennstar Realty Trust, and CNB Realty Trust. NBT Capital Corp., formed in 1998, is a venture capital corporation formed to assist young businesses develop and grow in the markets we serve. LA Lease, Inc., formed in 1987, provides automobile and equipment leases to individuals and small business entities. Pennstar Realty Trust, formed in 2000, and CNB Realty Trust formed in 1998, are real estate investment trusts. Pennstar Services Company, formed in 2002, provides services to the Pennstar Bank division of the Bank. CFS, formed in 2001, offered a variety of financial services products and currently conducts no operations as of December 31, 2003. Pennstar Management Trust ("PMT") formed in 2002, was the former holding company for Pennstar Realty Trust and CNB Realty Trust. PMT was liquidated on December 31, 2003.
     NBT Financial, formed in 1999, is the parent company of two operating subsidiaries, Pennstar Financial Services, Inc. and M. Griffith, Inc. Pennstar Financial Services, Inc., formed in 1997, offered a variety of financial services products. Pennstar Financial Services conducted no operations during 2003. M. Griffith, Inc., formed in 1951 and acquired by the Company in 2000, is a registered securities broker-dealer which also offers financial and retirement planning as well as life, accident and health insurance.


COMPETITION

     The banking and financial services industry in New York and Pennsylvania generally, and in the Company's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial ser-vices providers. The Company competes for loans and leases, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the


ANNUAL REPORT: NBT BANCORP INC.                                                5

Company. In order to compete with other financial ser-vices providers, the Company stresses the community nature of its banking operations and principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with their customers, and specialized financial services tailored to meet the needs of the communities served.


SUPERVISION  AND  REGULATION

     As a bank holding company, the Company is subject to extensive regulation, supervision, and examination by the Board of Governors of the Federal Reserve System ("FRS") as its primary federal regulator. The Company also has elected to be registered with the FRS as a financial holding company. The Bank, as a nationally chartered bank, is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC") as its primary federal regulator and, as to certain matters, by the FRS and the Federal Deposit Insurance Corporation ("FDIC").
     M. Griffith, Inc. ("MGI") is registered as a broker-dealer and investment adviser and is subject to extensive regulation, supervision and examination by the Securities and Exchange Commission ("SEC"). MGI is also a member of the National Association of Securities Dealers, Inc. ("NASD") and is subject to its regulations. MGI is authorized as well to engage as a broker, dealer, and underwriter of municipal securities, and as such is subject to regulation by the Municipal Securities Rulemaking Board. In addition, MGI is a licensed insurance agency with offices in the state of New York and is subject to registration and supervision by the New York State Insurance Department. Pennstar Financial Services, Inc. is a licensed insurance agency with offices in the Commonwealth of Pennsylvania and is subject to registration and supervision by the Pennsylvania Insurance Department.
     The Company is subject to capital adequacy guide-lines of the FRS. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or "leverage ratio") of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The FRS capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2003, the Company's leverage ratio was 6.76%, its ratio of Tier 1 capital to risk-weighted assets was 9.96%, and its ratio of qualifying total capital to risk-weighted assets was 11.21%. The FRS may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The FRS has not advised the Company of any special capital requirement applicable to it.
     Any holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized and is required to submit an acceptable plan to the FRS for achieving capital adequacy. Such a company's ability to pay dividends to its share-holders and expand its lines of business through the acquisition of new banking or nonbanking subsidiaries also could be restricted.
     The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company. As of December 31, 2003, the Bank was in compliance with all minimum capital requirements. The Bank's lever-age ratio was 6.50%, its ratio of Tier 1 capital to risk-weighted assets was 9.59%, and its ratio of qualifying total capital to risk-weighted assets was 10.85%.
     Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2003, the total amount of brokered deposits were $170.0 million.
     The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the pro-posed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2003, approximately $28.9 million was available for the payment of dividends without prior OCC approval. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.
     The deposits of the Bank are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the insurance funds administered by the FDIC. The deposits of the Bank historically have been subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF"). Due to certain branch deposit acquisitions by the Bank and its predecessors, some of the deposits of the Bank are subject


ANNUAL REPORT: NBT BANCORP INC.                                                6
to deposit insurance assessments to maintain the Savings Association Insurance Fund ("SAIF").
     The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on the bank's capitalization and supervisory evaluations provided to the FDIC by the institution's primary federal regulator. Each insured bank's insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.
     In the light of the then prevailing favorable financial situation of the federal deposit insurance funds and the low number of depository institution failures, since January 1, 1997, the annual insurance premiums on bank de-posits insured by the BIF or the SAIF have varied between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest cap-ital and supervisory evaluation categories. BIF and SAIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time.
     The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation ("FICO") funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution's capitalization or supervisory evaluation. During 2003, FDIC-insured banks paid an aver-age rate of approximately $0.017 per $100 for purposes of funding FICO bond obligations.
     Transactions between the Bank and any of its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act. An "affiliate" of a bank is any company or entity that controls, is con-trolled by, or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of sections 23A and 23B, unless the subsidiary is also controlled through a non-bank chain of ownership by affiliates or controlling shareholders of the bank or the subsidiary engages in activities that are not permissible for a bank to engage in directly (except insurance agency subsidiaries). Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.
     On October 31, 2002, the FRS adopted a new regulation, Regulation W, effective April 1, 2003, that comprehensively implements sections 23A and 23B. The regulation unifies and updates staff interpretations issued over the years, incorporates several new interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and ad-dresses new issues arising as a result of the expanded scope of nonbanking activities engaged in by banks and bank holding companies in recent years and authorized for financial holding companies under the GrammLeach-Bliley Act ("GLB Act").
     Under the GLB Act, a qualifying bank holding company, known as a financial holding company, may engage in certain financial activities that a bank holding company may not otherwise engage in under the Bank Holding Company Act ("BHC Act"). In addition to engaging in banking and activities closely related to banking as deter-mined by the FRS by regulation or order prior to November 11, 1999, a financial holding company may engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.
     Under the GLB Act, all financial institutions, including the Company and the Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect customer data from unauthorized access.
     Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institution, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in


ANNUAL REPORT: NBT BANCORP INC.                                                7
any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company.
     The Sarbanes-Oxley Act, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. The SEC has adopted or proposed several implementing rules, and the NASD has proposed corporate governance rules that have been presented to the SEC for review and approval. The changes are intended to allow stockholders to monitor more effectively the performance of companies and management.
     Effective August 29, 2002, as directed by section 302(a) of the Sarbanes-Oxley Act, the Company's chief executive officer and chief financial officer are each required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company's internal controls; that they have made certain disclosures to the Company's auditors and the risk management committee of the board of directors about the Company's internal controls; and that they have included information in the Company's quarterly and annual re-ports about their evaluation and whether there have been significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.


EMPLOYEES

At December 31, 2003, the Company had 1,193 full-time equivalent employees. The Company's employees are not presently represented by any collective bargaining group. The Company considers its employee relations to be good.

AVAILABLE  INFORMATION

The Company's website is http://www.nbtbancorp.com. The Company makes available free of charge through its internet site, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8K; and any amendments to those reports led or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically led with, or furnished to the SEC. The reference to our website does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document.


ITEM  2.  PROPERTIES
--------------------------------------------------------------------------------
The Company's headquarters are located at 52 South Broad Street, Norwich, New York 13815. The Company operated the following number of community banking branches and automated teller machines (ATMs) as of December 31, 2003:

==============================================================================================================================
County               Branches   ATMs  County                          Branches  ATMs  County                  Branches  ATMs
------------------------------------------------------------------------------------------------------------------------------
NBT BANK DIVISION                     CENTRAL NATIONAL BANK DIVISION                  PENNSTAR BANK DIVISION
NEW YORK                              NEW YORK                                        NEW YORK
Broome County               4     9   Albany County                          2     1  Orange County                  1     1
Chenango County            11    15   Fulton County                          4     5
Clinton County              3     2   Herkimer County                        2     1  PENNSYLVANIA
Delaware County             6    10   Montgomery County                      6     6  Lackawanna County             19    24
Essex County                3     6   Otsego County                          5     5  Luzerne County                 4     6
Franklin County             1     1   Saratoga County                        3     3  Monroe County                  4     5
Greene County               -     2   Schenectady County                     1     1  Pike County                    3     3
Oneida County               6    10   Schoharie County                       4     2  Susquehanna County             6     8
Otsego County               4    11                                                   Wayne County                   3     4
St. Lawrence County         5     4
Sullivan County             -     1
Tioga County                1     1
Ulster County               -     1
==============================================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                                8

     The Company leases thirty-six of the above listed branches from third parties under terms and conditions considered by management to be equitable to the Company. The Company owns all other banking premises. All automated teller machines are owned.


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


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
--------------------------------------------------------------------------------

(a)  Not  applicable.
(b)  Not  applicable.
(c)  Not  applicable.
(d)  Not  applicable.



PART  II

ITEM  5.  MARKET  FOR  REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The common stock of NBT Bancorp Inc. ("Common Stock") is quoted on the Nasdaq Stock Market National Market Tier under the symbol "NBTB." The following table sets forth the market prices and dividends declared for the Common Stock for the periods indicated:

================================================================================
                                                         High    Low    Dividend
--------------------------------------------------------------------------------
2002
1st quarter                                             $15.15  $13.15  $   0.17
2nd quarter                                              19.32   14.00      0.17
3rd quarter                                              18.50   16.36      0.17
4th quarter                                              18.60   14.76      0.17

2003
1st quarter                                             $18.60  $16.76  $   0.17
2nd quarter                                              19.94   17.37      0.17
3rd quarter                                              21.76   19.24      0.17
4th quarter                                              22.78   19.50      0.17

The closing price of the Common Stock on February 27, 2004 was $21.95.
================================================================================


Annual Report: NBT Bancorp Inc.                                                9

ITEM  6.  SELECTED  FINANCIAL  DATA
--------------------------------------------------------------------------------

The following summary financial and other information about the Company is derived from the Company's audited consolidated financial statements for each of the five fiscal years ended December 31, 2003:



===============================================================================================================
                                                                         Year ended December 31,
                                                 --------------------------------------------------------------
(In thousands, except per share data)                  2003         2002         2001         2000         1999
---------------------------------------------------------------------------------------------------------------
Interest, fee and dividend income                $  207,298   $  227,222   $  255,434   $  260,381   $  220,849
Interest expense                                     62,874       80,402      117,502      133,003      102,876
Net interest income                                 144,424      146,820      137,932      127,378      117,973
Provision for loan and lease losses                   9,111        9,073       31,929       10,143        6,896
Noninterest income excluding securities
   gains (losses)                                    37,603       31,934       31,826       24,854       21,327
Securities gains (losses), net                          175         (413)      (7,692)      (2,273)       1,000
Merger, acquisition and reorganization costs              -            -       15,322       23,625          835
Other noninterest expense                           104,517      102,455      110,536       95,509       83,944
Income before income taxes                           68,574       66,813        4,279       20,682       48,625
Net income                                           47,104       44,999        3,737       14,154       32,592

PER COMMON SHARE*
Basic earnings                                   $     1.45   $     1.36   $     0.11   $     0.44   $     1.01
Diluted earnings                                       1.43         1.35         0.11         0.44         1.00
Cash dividends paid **                                 0.68         0.68         0.68         0.68         0.66
Book value at year-end                                 9.46         8.96         8.05         8.29         7.62
Tangible book value at year-end                        7.94         7.47         6.51         6.88         6.74
Average diluted common shares outstanding            32,844       33,235       33,085       32,405       32,541

AT DECEMBER 31
Trading securities, at fair value                $       48   $      203   $      126   $   20,540   $        -
Securities available for sale, at fair value        980,961    1,007,583      909,341      936,757      994,492
Securities held to maturity, at amortized cost       97,204       82,514      101,604      110,415      113,318
Loans and leases                                  2,639,976    2,355,932    2,339,636    2,247,655    1,924,460
Allowance for loan and lease losses                  42,651       40,167       44,746       32,494       28,240
Assets                                            4,046,885    3,723,726    3,638,202    3,605,506    3,294,845
Deposits                                          3,001,351    2,922,040    2,915,612    2,843,868    2,573,335
Borrowings                                          672,631      451,076      394,344      425,233      429,924
Stockholders' equity                                310,034      292,382      266,355      269,641      246,095

KEY RATIOS
Return on average assets                               1.22%        1.23%        0.10%        0.41%        1.07%
Return on average equity                              15.90        16.13         1.32         5.57        12.66
Average equity to average assets                       7.69         7.64         7.82         7.35         8.42
Net interest margin                                    4.16         4.43         4.19         4.02         4.23
Dividend payout ratio                                 47.55        50.37       618.18       154.55        66.00
Tier 1 leverage                                        6.76         6.73         6.34         6.88         8.07
Tier 1 risk-based capital                              9.96         9.93         9.43         9.85        12.49
Total risk-based capital                              11.21        11.18        10.69        11.08        13.68

*    All share and per share data has been restated to give retroactive effect to stock dividends and poolings of interest.
**   Cash dividends per share represent the historical cash dividends per share of NBT Bancorp Inc., adjusted to give retroactive effect to stock dividends.
===============================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               10

================================================================================================================================
SELECTED  QUARTERLY  FINANCIAL  DATA
--------------------------------------------------------------------------------------------------------------------------------
                                                                2003                                    2002
                                              ---------------------------------------  -----------------------------------------
(Dollars in thousands,
except per share data)                          FIRST     SECOND     THIRD     FOURTH     First     Second     Third     Fourth
--------------------------------------------------------------------------------------------------------------------------------

Interest, fee and dividend income             $52,635    $51,593   $50,788    $52,282   $57,322    $57,490   $57,011    $55,399
Interest expense                               16,606     16,101    15,210     14,957    20,977     20,408    20,304     18,713
Net interest income                            36,029     35,492    35,578     37,325    36,345     37,082    36,707     36,686
Provision for loan and lease losses             1,940      1,413     2,436      3,322     2,011      2,092     2,424      2,546
Noninterest income excluding net
   securities gains (losses)                    8,715      8,901     9,955     10,032     7,913      7,733     8,047      8,241
Net securities gains (losses)                      27         38        18         92      (502)        69        (6)        26
Noninterest expense                            25,892     25,848    25,983     26,794    25,212     26,062    25,320     25,861
                                              ----------------------------------------------------------------------------------
Net income                                    $11,566    $11,808   $11,848    $11,882   $11,077    $11,266   $11,412    $11,244
                                              ==================================================================================
Basic earnings per share                      $  0.36    $  0.36   $  0.36    $  0.36   $  0.33    $  0.34   $  0.35    $  0.34
Diluted earnings per share                    $  0.35    $  0.36   $  0.36    $  0.36   $  0.33    $  0.34   $  0.34    $  0.34
Net interest margin                              4.38%      4.18%     4.02%      4.07%     4.54%      4.48%     4.35%      4.35%
Return on average assets                         1.27%      1.25%     1.21%      1.17%     1.25%      1.24%     1.23%      1.21%
Return on average equity                        16.05%     16.07%    16.06%     15.47%    16.62%     16.50%    15.95%     15.53%
Average diluted common shares
   outstanding                                 32,783     32,653    32,865     33,070    33,295     33,402    33,295     32,951
                                              ----------------------------------------------------------------------------------
================================================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL
The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of NBT Bancorp Inc. (the "Registrant") and its wholly owned subsidiaries, NBT Bank, N.A. ("the Bank"), NBT Financial Services, Inc. ("NBT Financial), and CNBF Capital Trust I during 2003 and, in summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as "the Company." Net interest margin is presented in this discussion on a fully taxable equivalent
(FTE) basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2003 and 2002 and for each of the years in the three year period ended December 31, 2003 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 2003 presentation.
     The preparation of the consolidated financial statements requires management to make estimates and assumptions, in the application of certain accounting policies, about the effect of matters that are inherently uncertain. Those estimates and assumptions affect the reported amounts of certain assets, liabilities, revenues and expenses. Different amounts could be reported under different conditions, or if different assumptions were used in the application of these accounting policies.
     The business of the Company is providing commercial banking and financial services through its subsidiaries. The Company's primary market area is central and upstate New York and northeastern Pennsylvania. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principle business is attracting deposits from customers within its market area and investing those funds primarily in loans and leases, and, to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its earning assets and the interest expense paid on its interest bearing liabilities, primarily consisting of deposits and borrowings. Net income is also affected by provisions for loan and lease losses and noninterest income, such as service charges on deposit accounts, broker/dealer fees, trust fees, and gains/losses


ANNUAL REPORT: NBT BANCORP INC.                                               11
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


CRITICAL  ACCOUNTING  POLICIES

Management of the Company considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan and lease portfolio and the material effect that such judgments can have on the results of operations. While management's current evaluation of the allowance for loan and lease losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan and lease loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan and lease losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company's nonperforming loans and potential problem loans has a significant impact on the overall analysis of the adequacy of the allowance for loan and lease losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral values were significantly lowered, the Company's allowance for loan and lease policy would also require additional provisions for loan and lease losses.
     The Company's policy on the allowance for loan and lease losses is disclosed in note 1 to the consolidated financial statements. A more detailed description of the allowance for loan and lease losses is included in the "Risk Management" section of this Form 10-K. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in note 1 to obtain a better understanding on how the Company's financial performance is reported.


FORWARD  LOOKING  STATEMENTS

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as "anticipate," "believe," "expect," "forecasts," "projects," "will," "can," "would," "should," "could," "may," or other similar terms. There are a number of factors, many of which are beyond the Company's control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:
(1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may reduce interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards or tax laws may adversely affect the businesses in which the Company is engaged; (6) deposit attrition, customer loss, or revenue loss following recent mergers and acquisitions may be greater than expected; (7) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; and (8) adverse changes may occur in the securities markets or with respect to inflation.
     The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including but not limited to those described above, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.
     Except as required by law, the Company does not undertake, and specifically disclaims any obligations to, publicly release any revisions that may be made to any


ANNUAL REPORT: NBT BANCORP INC.                                               12
forward-looking statements to reflect statements to the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


OVERVIEW

The Company had net income of $47.1 million or $1.43 per diluted share for 2003, compared to net income of $45.0 million or $1.35 per diluted share for 2002. There were several factors driving the improvement in results in 2003 compared to 2002. Noninterest income increased $6.3 million or 20% in 2003 compared to 2002. This increase resulted from strong growth in service charges on deposit accounts and increases from trust revenue, broker/ dealer fees, Bank Owned Life Insurance (BOLI) income, and other income. Offsetting this increase in noninterest income was a decrease in net interest income of $2.4 million and an increase in noninterest expenses of $2.1 million. The decrease in net interest income was driven primarily by the decrease in the Company's net interest margin, which declined from 4.43% for 2002 to 4.16% for 2003, primarily as a result of continued low market interest rates. The decline in margin was offset somewhat by growth in average earning assets of 5% driven primarily by loan growth. Average loans and leases increased 6% in 2003 or $137.1 million compared to 2002 average loans. The increase in noninterest expense resulted primarily from increases in salaries and employee benefits, occupancy expense, and other noninterest expense offset by decreases in professional fees and outside services and loan collection and other real estate owned (OREO) expenses. The provision for loan and lease losses remained relatively unchanged in 2003 from 2002, as improvements in credit quality were offset by loan growth in 2003.
     The Company had net income of $45.0 million or $1.35 per diluted share for 2002, compared to net income of $3.7 million or $0.11 per diluted share for 2001. The improvement in 2002 results over 2001 was due to several factors.
There was a $22.9 million decrease in the provision for loan and lease losses when compared to the same period in 2001. The increase in the 2001 provision for loan and lease losses was due mainly to an increase in nonperforming loans and charge-offs during 2001, resulting mainly from the process of integrating loans from recently acquired banks and weakening business conditions. The net interest margin improved during 2002, resulting in a $8.9 million increase in net interest income over 2001. Noninterest income was up $7.4 million for 2002 when compared to 2001. Driving this increase was a decrease in net securities losses of $7.3 million in 2002 when compared to 2001, due to the sale and writedown of several high-risk securities previously held by CNB during 2001. Additionally, growth in noninterest income from service charges on deposit accounts and broker/ dealer and insurance revenue totaled $2.4 million in 2002 compared to 2001. Offsetting these increases was a $1.4 million gain on a sale of a branch building in 2001 compared to no such gain in 2002. Noninterest expenses were down $23.4 million in 2002 when compared to 2001. This decrease was driven primarily by three factors. First, there was a slight recovery of merger costs of $0.1 million in 2002 compared to $15.3 million in merger charges in 2001 that resulted primarily from the acquisition of CNB. Second, the stabilization of residual values of leased automobiles resulted in no provision for the other-than temporary impairment in residual values of leased automobiles in 2002 compared to a $3.5 million provision in 2001. Lastly, because of accounting standards that became effective for the Company in fiscal year 2002, amortization of goodwill and unidentified intangible assets decreased $3.5 million in 2002. If these accounting standards had been applied in 2001, the decrease in the amortization of goodwill and intangible assets would increase diluted earnings per share by $0.07 in 2001.


ASSET/LIABILITY  MANAGEMENT

The Company attempts to maximize net interest income, and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposit products and other sources of funds, which in turn fund an appropriate mix of earning assets. The changes in the Company's asset mix and sources of funds, and the resultant impact on net interest income, on a fully tax equivalent basis, are discussed below.
     The following table includes the condensed consolidated average balance sheet, an analysis of interest income/ expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans and leases has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.


ANNUAL REPORT: NBT BANCORP INC.                                               13

================================================================================================================================
TABLE  1.  AVERAGE  BALANCES  AND  NET  INTEREST  INCOME
--------------------------------------------------------------------------------------------------------------------------------
                                           2003                            2002                            2001
                                  -----------------------------   -----------------------------   ------------------------------
                                     AVERAGE               YIELD/    Average               Yield/    Average               Yield/
(Dollars in thousands)               BALANCE     INTEREST   RATE     Balance     Interest   Rate     Balance     Interest   Rate
--------------------------------------------------------------------------------------------------------------------------------

ASSETS
Short-term interest bearing
   accounts                       $    3,225    $    80    2.48%  $   12,389     $  403    3.25%  $   11,324  $     569    5.02%
Securities available for
sale1                                984,620     46,313    4.70      947,042     56,586    5.98      933,122     61,857    6.63
Securities held to
maturity1                             90,601      4,657    5.14       92,981      5,620    6.04       99,835      6,644    6.65
Securities trading                       133          4    3.01          208          8    3.85        5,253        649   12.35
Investment in FRB and
FHLB Banks                            28,117        854    3.04       21,766        962    4.42       23,926      1,555    6.50
Loans and leases2                  2,474,899    159,827    6.46    2,337,767    167,917    7.18    2,312,740    188,053    8.13
                                   ---------    -------            ---------    -------            ---------    -------
Total earning assets               3,581,595    211,735    5.91    3,412,153    231,496    6.78    3,386,200    259,327    7.66
                                                -------                         -------                         -------
Other non-interest earning
assets                               270,928                         236,919                         240,725
                                  ----------                      ----------                      ----------
Total assets                      $3,852,523                      $3,649,072                      $3,626,925
                                  ==========                      ==========                      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit
accounts                          $  359,722  $   4,332    1.20   $  279,407  $   4,461    1.60   $  254,735  $   7,052    2.77
NOW deposit accounts                 411,236      2,340    0.57      382,562      3,488    0.91      348,964      5,032    1.44
Savings deposits                     523,571      4,542    0.87      479,312      6,887    1.44      427,102      9,385    2.20
Time deposits                      1,188,497     34,727    2.92    1,331,281     48,496    3.64    1,476,473     77,053    5.22
                                   ---------     ------            ---------     ------            ---------     ------
Total interest-bearing
deposits                           2,483,026     45,941    1.85    2,472,562     63,332    2.56    2,507,274     98,522    3.93
Short-term borrowings                190,332      2,171    1.14       87,039      1,334    1.53      123,162      5,365    4.36
Long-term debt                       360,928     14,762    4.09      334,479     15,736    4.70      259,583     13,615    5.24
                                   ---------     ------            ---------     ------            ---------     ------
Total interest-bearing
   liabilities                     3,034,286     62,874    2.07    2,894,080     80,402    2.78    2,890,019    117,502    4.07
                                                 ------                          ------                         -------
Demand deposits                      457,238                         419,744                         382,489
Other non-interest-
bearing
liabilities                           64,723                          56,293                          70,666
Stockholders' equity                 296,276                         278,955                         283,751
                                  ----------                      ----------                      ----------
Total liabilities and
stockholders'
   equity                         $3,852,523                      $3,649,072                      $3,626,925
                                  ==========                      ==========                      ==========
Interest rate spread                                       3.84%                           4.00%                           3.59%
                                                           ====                            ====                            ====
Tax equivalent net
interest income                                 148,861                         151,094                         141,825
Net interest margin                                        4.16%                           4.43%                           4.19%
                                                           ====                            ====                            ====
Taxable equivalent
adjustment                                        4,437                           4,274                           3,893
                                                -------                         -------                         -------
Net interest income                             144,424                         146,820                         137,932
                                                =======                         =======                         =======
--------------------------------------------------------------------------------------------------------------------------------
1.   Securities  are  shown  at  average  amortized  cost. For purposes of these computations,  nonaccrual securities are included in the average securities balances.
2.   For  purposes  of  these computations, nonaccrual loans are included in the average  loan  balances  outstanding.

================================================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               14

NET  INTEREST  INCOME

On a tax equivalent basis, the Company's net interest income for 2003 was $148.9 million, down from $151.1 million for 2002. The Company's net interest margin declined to 4.16% for 2003 from 4.43% for 2002. The decline in the net interest margin resulted primarily from earning assets repricing downward faster than interest bearing liabilities. The yield on earning assets decreased 87 basis points (bp), from 6.78% for 2002 to 5.91% for 2003. Meanwhile, the rate paid on interest bearing liabilities decreased 71 (bp), from 2.78% for 2002 to 2.07% for 2003. Additionally, historically low interest rates for residential real estate increased prepayments and refinancing activity during 2003, which in turn increased amortization expense of investment security premiums related to mortgage-backed securities. Offsetting the decline in net interest margin was an increase in average earning assets of $169.4 million or 5%, driven primarily by a $137.1 million increase in average loans. The following table presents changes in interest income, on a FTE basis, and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

=================================================================================================
TABLE  2.  ANALYSIS  OF  CHANGES  IN  TAXABLE  EQUIVALENT  NET  INTEREST  INCOME
-------------------------------------------------------------------------------------------------
                                      INCREASE (DECREASE)                 Increase (Decrease)
                                        2003 OVER 2002                      2002 over 2001
                             --------------------------------    --------------------------------
(In thousands)                VOLUME         RATE      TOTAL      Volume         Rate      Total
-------------------------------------------------------------------------------------------------
Short-term interest-
bearing accounts             $  (245)    $    (78)  $   (323)    $    50     $   (216)  $   (166)
Securities available for
sale                           2,170      (12,443)   (10,273)        911       (6,182)    (5,271)
Securities held to
maturity                        (141)        (822)      (963)       (438)        (586)    (1,024)
Securities trading                (2)          (2)        (4)       (373)        (268)      (641)
Investment in FRB and
FHLB Banks                       238         (346)      (108)       (130)        (463)      (593)
Loans and leases               9,485      (17,575)    (8,090)      2,015      (22,151)   (20,136)
                             --------------------------------------------------------------------
Total interest income         11,084      (30,845)   (19,761)      1,973      (29,804)   (27,831)
                             --------------------------------------------------------------------
Money market deposit
accounts                       1,112       (1,241)      (129)        629       (3,220)    (2,591)
NOW deposit accounts             245       (1,393)    (1,148)        448       (1,992)    (1,544)
Savings deposits                 588       (2,933)    (2,345)      1,044       (3,542)    (2,498)
Time deposits                 (4,840)      (8,929)   (13,769)     (7,015)     (21,542)   (28,557)
Short-term borrowings          1,250         (413)       837      (1,256)      (2,775)    (4,031)
Long-term debt                 1,183       (2,157)      (974)      3,630       (1,509)     2,121
                             --------------------------------------------------------------------
Total interest expense         3,737      (21,265)   (17,528)        165      (37,265)   (37,100)
                             --------------------------------------------------------------------
Change in FTE net
interest income              $ 7,347     $ (9,580)  $ (2,233)    $ 1,808     $  7,461   $  9,269
                             ====================================================================
=================================================================================================

LOANS  AND  LEASES  AND  CORRESPONDING  INTEREST  AND
FEES  ON  LOANS

The average balance of loans and leases increased 6%, totaling $2.5 billion in 2003 compared to $2.4 billion in 2002. The yield on average loans and leases decreased from 7.18% in 2002 to 6.46% in 2003, as a declining interest rate environment prevailed for much of 2003. Interest income from loans and leases on a FTE basis decreased 5%, from $167.9 million in 2002 to $159.8 million in 2003. The decrease in interest income from loans and leases was due primarily to the decrease in yield on loans and leases in 2003 of 72 (bp) when compared to 2002. Total loans and leases increased 12% at December 31, 2003, totaling $2.6 billion from $2.4 billion at December 31, 2002. The increase in loans and leases was driven by strong growth in residential real estate mortgages and home equity loans. Residential real estate mortgages increased $124.3 million or 21% from $579.6 million at


ANNUAL REPORT: NBT BANCORP INC.                                               15

December 31, 2002 to $703.9 million at December 31, 2003. The increase in residential real estate mortgages was driven by a combination of historically low interest rates increasing the demand for the product and the integration and centralization of the mortgage origination function for the Company's three divisional banks at the end of 2002. Centralizing the mortgage origination function enabled the Company to provide customers with efficient service and competitive products while strengthening the Company's market presence. Home equity loans increased $67.0 million or 25% from $269.6 million at December 31, 2002 to $336.5 million at December 31, 2003. The increase in home equity loans was due again to the previously mentioned increased demand from the historically low interest rate environment combined with a strong product that has sold well historically in the NBT bank division. The Company expanded its training programs for the sales staff of its Pennstar and CNB bank divisions and experienced strong sales of its home equity products in these newer markets and maintained strong growth within its NBT bank division during 2003. All other loan categories experienced modest increases during 2003.
     The following table reflects the loan and lease portfolio by major categories as of December 31 for the years indicated:

=====================================================================================================
TABLE  3.  COMPOSITION  OF  LOAN  AND  LEASE  PORTFOLIO
-----------------------------------------------------------------------------------------------------
                                                   December 31,
                           --------------------------------------------------------------------------
(In thousands)                                2003        2002        2001        2000        1999
-----------------------------------------------------------------------------------------------------
Residential real estate mortgages          $  703,906  $  579,638  $  525,411  $  504,590  $  521,684
Commercial and commercial real estate         954,024     920,330     958,075     948,472     755,393
Real estate construction and development       86,046      64,025      60,513      44,829      25,474
Agricultural and agricultural real estate     106,310     104,078     103,884      92,713      85,753
Consumer                                      390,413     357,214     387,081     357,822     320,682
Home equity                                   336,547     269,553     232,624     219,355     139,472
Lease financing                                62,730      61,094      72,048      79,874      76,002
                                          -----------------------------------------------------------
Total loans and leases                     $2,639,976  $2,355,932  $2,339,636  $2,247,655  $1,924,460
                                          ===========================================================

================================================================================
     Real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residencies. Loans in the commercial and agricultural category, as well as commercial and agricultural real estate mortgages, consist primarily of short-term and/or floating rate loans made to small to medium-sized entities. Consumer loans consist primarily of installment credit to individuals secured by automobiles and other personal property including manufactured housing. Manufactured housing loans totaled $29.1 million and $35.5 million at December 31, 2003 and 2002, respectively, and were 7.4% and 9.9% of total consumer loans at December 31, 2003 and 2002, respectively. These decreases from 2002 to 2003 are consistent with the Company's plan to de-emphasize loans secured by manufactured housing.
     The Company's automobile lease financing portfolio totaled $62.7 million at December 31, 2003 and $61.1 million at December 31, 2002. Lease receivables primarily represent automobile financing to customers through direct financing leases and are carried at the aggregate of the lease payments receivable and the estimated residual values, net of unearned income and net deferred lease origination fees and costs. Net deferred lease origination fees and costs are amortized under the effective interest method over the estimated lives of the leases. The estimated residual value related to the total lease portfolio is reviewed quarterly, and if there has been a decline in the estimated fair value of the residual that is judged by management to be other-than temporary, including consideration of residual value insurance, a loss is recognized. Adjustments related to such other-than-temporary declines in estimated fair value are recorded with other noninterest expenses in the consolidated statements of income. One of the most significant risks associated with leasing operations is the recovery of the residual value of the leased vehicles at the


ANNUAL REPORT: NBT BANCORP INC.                                               16
termination of the lease. When a lease receivable asset is recorded, included in this amount is the estimated residual value of the leased vehicle at the termination of the lease. At termination, the lessor has the option to purchase the vehicle or may turn the vehicle over to the Company.
    The residual values included in lease financing receivables totaled $38.9 million and $42.8 million at December 31, 2003 and 2002, respectively.
     The Company has acquired residual value insurance protection in order to reduce the risk related to residual values. Based on analysis performed by management, the Company has concluded that no other-than-temporary impairment exists which would warrant a charge to earnings during December 31, 2003 and 2002.
     The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, are the maturities of the commercial and agricultural and real estate and construction development loan portfolios and the sensitivity of loans to interest rate fluctuations at December 31, 2003. Scheduled repayments are reported in the maturity category in which the contractual payment is due.

===============================================================================================================
TABLE  4.  MATURITIES  AND SENSITIVITIES OF CERTAIN LOANS TO CHANGES IN INTEREST RATES
---------------------------------------------------------------------------------------------------------------
                                                             Remaining maturity at December 31, 2003
                                                    -----------------------------------------------------------
                                                      Within   After One Year But
(In thousands)                                       One Year  Within five years   After Five Years  Total
                                                    -----------------------------------------------------------
FLOATING/ADJUSTABLE RATE

Commercial, commercial real estate, agricultural,
   and agricultural real estate                     $ 426,721  $          105,363  $         28,134  $  560,218
Real estate construction and development               23,316               5,789               246      29,351
                                                    -----------------------------------------------------------
   Total floating rate loans                          450,037             111,152            28,380     589,569
                                                    -----------------------------------------------------------
FIXED RATE
Commercial, commercial real estate, agricultural,
   and agricultural real estate                       267,209             157,040            75,867     500,116
Real estate construction and development                   47               6,740            49,908      56,695
                                                    -----------------------------------------------------------
   Total fixed rate loans                             267,256             163,780           125,775     556,811
                                                    -----------------------------------------------------------
   Total                                            $ 717,293  $          274,932  $        154,155  $1,146,380
                                                    -----------------------------------------------------------
===============================================================================================================

SECURITIES  AND  CORRESPONDING  INTEREST  AND  DIVIDEND  INCOME

The average balance of securities available for sale in 2003 was $984.6 million, an increase of $37.6 million, or 4%, from $947.0 million in 2002. The increase resulted primarily from modest leverage during 2003. The yield on average securities available for sale was 4.70% for 2003 compared to 5.98% in 2002. The decrease in yield for 2003 was due to several factors. The low interest rate environment prevalent throughout 2003 resulted in lower yields as reinvestment of funds from maturities, sales and paydowns led to the purchase of lower yielding securities. Additionally, the low rate environment fostered an increase in the refinancing of residential real estate mortgages, which increased the prepayment speeds of mortgage-backed security investments resulting in an increase in bond premium amortization in 2003. Lastly, to manage its risk to rising interest rates, the Company shortened the average life of securities available for sale by increasing its investment in fifteen and ten year mortgage-backed securities and lowering its exposure to thirty-year mortgage-backed securities. At December 31, 2003, approximately 63% of securities available for sale were comprised of fifteen/ten year mortgage-backed securities and 10% were comprised of thirty/twenty year mortgaged-backed securities. At December 31, 2002, the mix was 50% fifteen/ten year mortgage-backed securities and 18% thirty/twenty year mortgaged-backed securities. In the event of a rising rate environment, the Company should be positioned to reinvest cashflows at a faster rate from shortening the expected life of the portfolio.
     The average balance of securities held to maturity decreased slightly from $93.0 million in 2002 to $90.6 million in 2003. At December 31, 2003, securities held to maturity were comprised primarily of tax-exempt municipal securities. The yield on securities held to maturity declined


ANNUAL REPORT: NBT BANCORP INC.                                               17
from 6.04% in 2002 to 5.14% in 2003. The decline in yield was due mainly to the previously mentioned low rate environment prevalent throughout 2003. Investments in FRB and FHLB Banks increased to $28.1 million in 2003 from $21.8 million in 2002. This increase was driven primarily by an increase in the investment in FHLB resulting from an increase in the Company's borrowing capacity at FHLB. The yield from investments in FRB and FHLB Banks declined from 4.42% in 2002 to 3.04% in 2003. The decrease in yield resulted primarily from the suspension of the October 2003 dividend by the FHLB as a result of capital concerns and credit issues in the FHLB investment security portfolio. The FHLB has indicated that it intends to pay quarterly dividends in 2004 if the interest rate environment remains unchanged at a rate below 2%.
     The Company classifies its securities at date of purchase as either available for sale, held to maturity or trading. Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders' equity as a component of accumulated other comprehensive income or loss. Held to maturity securities are recorded at amortized cost. Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Securities with an other than- temporary impairment are generally placed on non-accrual status.
     Non-marketable equity securities are carried at cost, with the exception of small business investment company (SBIC) investments, which are carried at fair value in accordance with SBIC rules.
     Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.
     The Company recorded a $0.7 million and $8.3 million pre-tax charge during 2002 and 2001 related to estimated other-than-temporary impairment of certain securities classified as available for sale. The charges were recorded in net security gains (losses) on the consolidated statements of income. The security with other-than temporary impairment charges at December 31, 2003 had a remaining carrying value of $0.4 million, is classified in securities available for sale and is on non-accrual status.
     The following table presents the amortized cost and fair market value of the securities portfolio as of December 31 for the years indicated:




ANNUAL REPORT: NBT BANCORP INC.                                               18

======================================================================================================================
TABLE  5.  SECURITIES  PORTFOLIO
----------------------------------------------------------------------------------------------------------------------
                                                                            As of December 31,
                                               -----------------------------------------------------------------------
                                                        2003                    2002                     2001
                                               ---------------------  ------------------------  ----------------------
                                                AMORTIZED       FAIR    Amortized         Fair    Amortized       Fair
(In thousands)                                       COST      VALUE         Cost        Value         Cost      Value
----------------------------------------------------------------------------------------------------------------------

SECURITIES AVAILABLE FOR SALE
U.S. Treasury                                  $       58   $     59   $      502   $      514   $   12,392   $ 11,757
Federal Agency and mortgage-backed                843,777    849,686      810,784      833,940      524,101    530,613
State and Municipal, collateralized mortgage
   obligations and other securities               123,570    131,216      168,803      173,129      366,325    366,971
                                               -----------------------------------------------------------------------
   Total securities available for sale         $  967,405   $980,961   $  980,089   $1,007,583   $  902,818   $909,341
                                               =======================================================================
TRADING SECURITIES                             $       48   $     48   $      203   $      203   $      126   $    126
                                               =======================================================================
SECURITIES HELD TO MATURITY
Federal Agency and mortgage-backed             $   11,363   $ 11,867   $   24,613   $   25,720   $   36,733   $ 36,623
State and Municipal                                85,437     86,305       56,021       56,917       64,715     64,715
Other securities                                      404        404        1,880        1,880          156        157
                                               -----------------------------------------------------------------------

   Total securities held to maturity           $   97,204   $ 98,576   $   82,514   $   84,517   $  101,604   $101,495
                                               =======================================================================
======================================================================================================================

     THE FOLLOWING TABLE SUMMARIZES THE SECURITIES CONSIDERED TO BE OTHER-THAN-TEMPORARILY IMPAIRED (OTTI) AT THE DATES INDICATED:

===============================================================================================================
                                                           AT DECEMBER 31, 2003        At December 31, 2002
                                                       ---------------------------  ---------------------------
                                                          AMORTIZED      COST       Amortized Cost
(In thousands)                                         AND FAIR VALUE  OTTI CHARGE  and Fair Value  OTTI Charge
---------------------------------------------------------------------------------------------------------------
SECURITY TYPE
Private issue collateralized mortgage obligation       $          395            -  $  1,122           $  660
                                                       ========================================================
===============================================================================================================

     The cumulative writedown of the private issue collateralized mortgage obligation at December 31, 2003 totaled $4.7 million. There were no other-than-temporary impairment writedowns during 2003. Included in the securities available for sale portfolio at December 31, 2002, were certain securities (private issue CMO, asset-backed securities, and private issue mortgaged-backed securities) previously held by CNB. These securities contained a higher level of credit risk when compared to other securities held in the Company's investment portfolio because they are not guaranteed by a governmental agency or a government sponsored enterprise (GSE). The Company's general practice is to purchase CMO and mortgagebacked securities that are guaranteed by a governmental agency or a GSE coupled with a strong credit rating, typically AAA, issued by Moody's or Standard and Poors.
     At December 31, 2003, the Company had no exposure to these high-risk securities, as the remaining balance outstanding at December 31, 2002 were sold during the year.
     At December 31, 2002, the amortized cost and fair value of these high-risk securities amounted to $12.0 million and $10.7 million, respectively, down from $38.7 million and $38.5 million, respectively, at December 31, 2001. The decrease at December 31, 2002, when compared to December 31, 2001, resulted primarily from sales and to a lesser extent principal paydowns. During 2002, the Company sold $22.4 million of these securities due to a continued deterioration in the financial condition of the underlying collateral in 2002 related to a certain number these securities as well as the Company's goal of reducing exposure to these types of securities. The net loss realized from the


ANNUAL REPORT: NBT BANCORP INC.                                               19
sale of these securities was $7.4 million. Offsetting these net losses were net gains of $7.3 million, resulting from the sale of approximately $187.0 million in other securities available for sale during 2002.


FUNDING  SOURCES  AND  CORRESPONDING  INTEREST  EXPENSE

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term Federal Home Loan Bank (FHLB) advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased $140.2 million, totaling $3.0 billion in 2003 from $2.9 billion in 2002. The rate paid on interest-bearing liabilities decreased from 2.78% in 2002 to 2.07% in 2003. The decrease in the rate paid on interest bearing liabilities, caused a decrease in interest expense of $17.5 million, or 22%, from $80.4 million in 2002 to $62.9 million in 2003.


DEPOSITS

Average interest bearing deposits increased $10.5 million during 2003. The increase resulted primarily from increases in average NOW, Money Market Deposit Accounts ("MMDA"), and savings. The average balance of these core deposit types increased collectively $153.2 million or 13% during 2003 when compared to 2002. The increase in core deposits resulted primarily from continued market expansion and the migration of funds from time deposits. Average time deposits decreased $142.8 million or 11% during 2003 when compared to 2002. The decrease in average time deposits resulted primarily from the low rate environment prevalent throughout 2003. Additionally, the Company did not price time deposits aggressively in 2003, which contributed to the increase in core deposits as well as lead to an increase in short-term borrowings. The average balance of demand deposits increased $37.5 million, or 9%, from $419.7 million in 2002 to $457.2 million in 2003. The ratio of average demand deposits to total average deposits increased from 14.5% in 2002 to 15.6% in 2003.
     The improvement in the Company's deposit mix noted above, combined with the falling interest rate environment prevalent in 2003, resulted in a decrease in the rate paid on interest bearing deposits of 71 bp, from 2.56% in 2002 to 1.85% in 2003. The rate paid on average time deposits decreased 72 bp, from 3.64% in 2002 to 2.92% in 2003. The decrease in the rate paid on average time deposits, combined with the decline in the average balance of time deposits, resulted in a $13.8 million decrease in interest expense paid on time deposits, from $48.5 million in 2002 to $34.7 million in 2003. The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2003:

================================================================================
TABLE 6. MATURITY DISTRIBUTION OF TIME DEPOSITS OF
100,000 OR MORE
--------------------------------------------------------------------------------
(In thousands)                                                 DECEMBER 31, 2003
--------------------------------------------------------------------------------

Within three months                                            $         110,862
After three but within six months                                        114,737
After six but within twelve months                                       105,579
After twelve months                                                       22,592
                                                               -----------------
   Total                                                       $         353,770
                                                               =================
================================================================================


BORROWINGS

Average short-term borrowings increased from $87.0 million in 2002 to $190.3 million in 2003. Consistent with the low interest rate environment during 2003, the average rate paid also decreased from 1.53% in 2002 to 1.14% in 2003. The increase in the average balance offset by the decrease in the average rate paid caused interest expense on short-term borrowings to increase $0.8 million from $1.3 million in 2002 to $2.2 million in 2003. Average long-term debt increased $26.4 million, from $334.5 million in 2002 to $360.9 million in 2003. The increases in long-term debt and short-term borrowings resulted primarily from loan growth exceeding deposit growth in 2003.
     Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit and access to brokered deposits available for short-term financing of approximately $544 million and $632 million at December 31, 2003 and 2002, respectively. Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company's control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the


ANNUAL REPORT: NBT BANCORP INC.                                               20

FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.


RISK  MANAGEMENT-CREDIT  RISK

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


NONPERFORMING  ASSETS

======================================================================================================
TABLE 7. NONPERFORMING ASSETS
------------------------------------------------------------------------------------------------------
                                                                      As of December 31,
                                                    --------------------------------------------------
(Dollars in thousands)                                 2003      2002        2001      2000      1999
------------------------------------------------------------------------------------------------------
NONACCRUAL LOANS
Commercial and agricultural loans and
  real estate                                       $ 8,693   $16,980    $ 31,372   $14,054   $ 9,519
Real estate mortgages                                 2,483     5,522       5,119       647       618
Consumer                                              2,685     1,507       3,719     2,402     2,671
                                                    --------------------------------------------------
Total nonaccrual loans                               13,861    24,009      40,210    17,103    12,808
                                                    --------------------------------------------------
LOANS 90 DAYS OR MORE PAST DUE AND STILL ACCRUING
Commercial and agricultural loans and
  real estate                                           242       237         198     4,523     1,201
Real estate mortgages                                   244     1,325       1,844     3,042       641
Consumer                                                482       414         933       865       906
                                                    --------------------------------------------------
Total loans 90 days or more past due and
  still accruing                                        968     1,976       2,975     8,430     2,748
Restructured loans                                        -       409         603       656     1,014
                                                    --------------------------------------------------

Total nonperforming loans                            14,829    26,394      43,788    26,189    16,570
Other real estate owned                               1,157     2,947       1,577     1,856     2,696
                                                    --------------------------------------------------

Total nonperforming loans and other
  real estate owned                                  15,986    29,341      45,365    28,045    19,266
Nonperforming securities                                395     1,122       4,500     1,354     1,535
                                                    --------------------------------------------------

Total nonperforming loans, securities, and
  other real estate owned                           $16,381   $30,463    $ 49,865   $29,399   $20,801
                                                    ==================================================

Total nonperforming loans to loans and leases          0.56%     1.12%       1.87%     1.17%     0.86%
Total nonperforming loans and other
  real estate owned to total assets                    0.40%     0.79%       1.25%     0.78%     0.58%
Total nonperforming loans, securities, and
  other real estate owned to total assets              0.40%     0.82%       1.37%     0.82%     0.63%
Total allowance for loan and lease losses to
  nonperforming loans                                287.62%   152.18%     102.19%   124.07%   170.43%
======================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               21

The allowance for loan and lease losses is maintained at a level estimated by management to provide adequately for risk of probable losses inherent in the current loan and lease portfolio. The adequacy of the allowance for loan and lease losses is continuously monitored. It is assessed for adequacy using a methodology designed to ensure the level of the allowance reasonably reflects the loan and lease portfolio's risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable credit losses inherent in the current loan and lease portfolio.
     Management considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgements can have on the consolidated results of operations.
     For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio. For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans and leases, estimates of the Company's exposure to credit loss reflect a current assessment of a number of factors, which could affect collectibility. These factors include: past loss experience; size, trend, composition, and nature; changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company's market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies and the Company's independent auditors, as an integral component of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their examination.
     After a thorough consideration of the factors discussed above, any required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above. Total nonperforming assets were $16.4 million at December 31, 2003, compared to $30.5 million at December 31, 2002. Nonperforming loans totaled $14.8 million at December 31, 2003, down significantly from the $26.4 million outstanding at December 31, 2002. The decrease in nonperforming loans in 2003 resulted primarily from the Company's successful efforts in selling certain large problematic commercial loans and a group of nonperforming real estate mortgages at approximately their book value during the quarter ended March 31, 2003. Additionally, the Company continued to workout or chargeoff additional nonperforming loans for the remainder of 2003 without experiencing any significant migration of new nonperforming loans during the year. As a result of the reduction in nonperforming loans during 2003, the total allowance for loan and lease losses is 287.62% of non-performing loans at December 31, 2003 as compared to 152.18% at December 31, 2002. While loans and leases classified as non-performing have a strong likelihood of experiencing a loss, substantially all nonperforming loans are collateralized, many to a reasonably high percentage of the outstanding loan balance.
     Impaired loans, which primarily consist of nonaccruing commercial type loans also decreased significantly, totaling $8.7 million at December 31, 2003 as compared to $17.4 million at December 31, 2002. The related allowance for these impaired loans is $0.2 million or 2.3% of the impaired loans at December 31, 2003 as compared to $0.5 million and 3.1%, respectively, at December 31, 2002. At December 31, 2003 and 2002 there were $7.5 million and $15.5 million, respectively, of impaired loans which did not have an allowance for loan losses due to the adequacy of their collateral or previous charge offs.
     Total net charge-offs for 2003 totaled $6.6 million as compared to $13.7 million for 2002. The ratio of net charge-offs to average loans and leases was 0.27% for 2003 and 0.58% for 2002. The decrease in net charge-offs in 2003 resulted from the reduction in nonperforming loans and an improvement in loan quality. However, the amount provided for loan and lease losses for 2003 remained relatively unchanged from 2002, as improvements in loan quality were offset by strong loan growth. The provision for loan and lease losses exceeded net charge-offs by $2.5 million in 2003 while the ratio of the allowance for loan and lease losses to total loans and leases decreased to 1.62% at December 31, 2003 from 1.70% at December 31, 2002.


ANNUAL REPORT: NBT BANCORP INC.                                               22

========================================================================================================
TABLE 8. ALLOWANCE FOR LOAN AND LEASE LOSSES
--------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                     2003      2002      2001      2000      1999
--------------------------------------------------------------------------------------------------------
Balance at January 1                                    $40,167   $44,746   $32,494   $28,240   $26,615
LOANS AND LEASES CHARGED-OFF
Commercial and agricultural                               5,619     9,970    17,097     3,949     2,737
Real estate mortgages                                       362     2,547       783     1,007     1,165
Consumer*                                                 5,862     5,805     4,491     2,841     2,808
                                                        ------------------------------------------------
    Total loans and leases charged-off                   11,843    18,322    22,371     7,797     6,710
                                                        ------------------------------------------------
RECOVERIES
Commercial and agricultural                               3,185     3,394     1,063       503       367
Real estate mortgages                                       430       104       122       141       198
Consumer*                                                 1,601     1,172     1,004       739       874
                                                        ------------------------------------------------
    Total recoveries                                      5,216     4,670     2,189     1,383     1,439
                                                        ------------------------------------------------
Net loans and leases charged-off                          6,627    13,652    20,182     6,414     5,271
Allowance related to purchase acquisitions                    -         -       505       525         -
Provision for loan and lease losses                       9,111     9,073    31,929    10,143     6,896
                                                        ------------------------------------------------
Balance at December 31                                  $42,651   $40,167   $44,746   $32,494   $28,240
                                                        ================================================
Allowance for loan and lease losses to loans and
    leases outstanding at end of year                      1.62%     1.70%     1.91%     1.45%     1.47%
Net charge-offs to average loans and
    leases outstanding                                     0.27%     0.58%     0.87%     0.31%     0.30%

*  Consumer  charge-off  and recoveries include consumer, home equity, and lease financing.
========================================================================================================

     Total nonperforming assets were $30.5 million at December 31, 2002, compared to $49.9 million at December 31, 2001. Nonperforming loans totaled $26.4 million at December 31, 2002, down significantly from the $43.8 million outstanding at December 31, 2001. The $17.4 million decrease in nonperforming loans from December 31, 2001 to December 31, 2002, was due to the Company's successful efforts in resolving certain large problematic commercial loans as well as loan charge-offs. Nonaccrual commercial and agricultural loans decreased $14.4 million, from $31.4 million at December 31, 2001, to $17.0 million at December 31, 2002. The improvement in the Company's loan quality ratios are a direct result of the actions the Company took in 2001 to integrate credit administration functions of acquired banks into the Company's conservative credit culture. Based on the improved trends in loan quality noted above and the decrease in net charge-offs in 2002 when compared to 2001 highlighted in Table 8 above, the Company recorded a provision for loan and lease losses of $9.1 million for the year ended December 31, 2002, down from the $31.9 million provided in the same period in 2001.
     The Company's strategic focus on loan growth, particularly in commercial lending, was also a focus of the banks acquired by the Company in 2001 and 2000; CNB Bank, LA Bank, N.A. and Pioneer American Bank, N.A. (see also Mergers and Acquisition). These acquired banks underwrote numerous commercial related loans prior to merging with the Company, based upon their respective underwriting processes and analysis, including several larger credits which became non-performing in 2001. Additionally, CNB Bank significantly increased its consumer loan portfolio in recent years. Accordingly, the Company's loan growth in general, in particular the growth in higher credit risk loan types, combined with the fact that the recently acquired banks appeared to have used generally less conservative underwriting and monitoring standards increased the inherent risk of loss in the loan and lease portfolio.
     As the Company's loan and lease portfolio continued to grow and the loan mix continued to move in the direction of higher credit risk loan types, the economy in the Company's market areas took a dramatic turn for the worse in 2001, especially in the second half of 2001. This


ANNUAL REPORT: NBT BANCORP INC.                                               23
sudden economic down turn came at a particularly bad time for the Company given the growth in the Company's higher credit risk loan types. The difficult economic environment experienced in the Company's market areas was consistent with what has been experienced by the national economy throughout 2001 and resulted in, among other things, significant reductions in many borrowers' revenues and cash flows as well as reduced valuations for certain real estate and other collateral. In fact, certain large commercial relationships in the Company's portfolio reported significant deterioration in the later part of 2001, primarily due to the difficult economic environment.
     During 2001, the Company completed the integration process with respect to the Pennstar banking division (formerly LA Bank, N.A. and Pioneer American Bank
N. A.). The Company's integration efforts with the recently merged CNB banking division was completed in 2002. The integration process included bringing these banking divisions' credit administration practices in line with the Bank's policies, adopting the Bank's credit risk grading system, and upgrading numerous commercial real estate and other collateral appraisals. At December 31, 2001, the credit administration function of the Pennstar and CNB banking divisions, including workout and collections, was consolidated and standardized using the Bank model, and key personnel from the Bank's commercial lending area were installed at Pennstar and CNB to oversee the lending operations of the respective divisions.
     As a result of the economic downturn, and the integration processes with respect to acquired banks discussed above, the Company performed an extensive review of its loan portfolio during 2001. This review focused on consistency in the identification and classification of problematic loans and the measurement of loss exposure on individual loans, especially in light of the generally weakened financial performance of borrowers caused by the economic downturn and reduced collateral values.
     Non-performing loans increased from $26.2 million at December 31, 2000 to $43.8 million at December 31, 2001. The vast majority, approximately 92%, of nonperforming loans are in the non-accrual category. Within non-accrual loans, all loan types experienced significant increases, however, the largest increase was in the commercial and agricultural loans. Commercial and agricultural non-accrual loans, increased $17.3 million from $14.1 million at December 31, 2000 to $31.4 million at December 31, 2001. Consumer non-accrual loans also significantly increased from $2.4 million at December 31, 2000 to $3.7 million at December 31, 2001.
     As a result of the reduction in nonperforming loans during 2002, the total allowance for loan and lease losses was 152.18% of non-performing loans at December 31, 2002 as compared to 102.19% at December 31, 2001.
     Impaired loans, which primarily consist of nonaccruing commercial type loans and all loans restructured in a troubled debt restructuring, also decreased significantly, totaling $17.4 million at December 31, 2002 as compared to $32.0 million at December 31, 2001. The related allowance for these impaired loans was $0.5 million or 3.1% of the impaired loans at December 31, 2002 as compared to $1.4 million and 4.4%, respectively, at December 31, 2001. At December 31, 2002 and 2001 there were $15.5 million and $29.8 million, respectively, of impaired loans which did not have an allowance for loan losses due to the adequacy of their collateral or previous charge offs.
     Total net charge-offs for 2002 totaled $13.7 million as compared to $20.2 million for 2001. The ratio of net charge-offs to average loans was 0.58% for 2002 and 0.87% for 2001. The decrease in net charge-offs in 2002 resulted from the reduction in nonperforming loans and an improvement in loan quality. However, the level of net charge-offs experienced in 2002 was higher than the Company's net charge-off experience prior to 2001. The higher level of net charge-offs in 2002, resulted from the increase in nonperforming loans in 2001. Net charge-offs in 2002 exceeded the 2002 provision for loan and lease losses as a result of the Company fully reserving certain of the 2002 charge-offs, primarily related to nonaccruing loans in 2001. As mentioned previously, the provision for loan and lease losses for 2002 totaled $9.1 million down from the $31.9 million provided in 2001.
     The following table sets forth the allocation of the allowance for loan losses by category, as well as the percentage of loans and leases in each category to total loans and leases, as prepared by the Company. This allocation is based on management's assessment of the risk characteristics of each of the component parts of the total loan portfolio as of a given point in time and is subject to changes as and when the risk factors of each such component part change. The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. The following table sets forth the allocation of the allowance for loan losses by loan category:


ANNUAL REPORT: NBT BANCORP INC.                                               24

=================================================================================================================================
TABLE  9.  ALLOCATION  OF  THE  ALLOWANCE  FOR  LOAN  AND  LEASE  LOSSES
---------------------------------------------------------------------------------------------------------------------------------
                                                                   DECEMBER 31,
                 ----------------------------------------------------------------------------------------------------------------
                         2003                   2002                   2001                   2000                   1999
                 -------------------- ---------------------- ---------------------- ---------------------- ----------------------

                            Category               Category               Category               Category               Category
(Dollars in               Percent of             Percent of             Percent of             Percent of             Percent of
thousands)      Allowance      Loans   Allowance      Loans   Allowance      Loans   Allowance      Loans   Allowance      Loans
--------------------------------------------------------------------------------------------------------------------------------
Commercial and
  agricultural   $ 25,502        67%    $ 25,589         71%   $ 34,682         85%   $ 20,510         72%   $ 14,115         62%
Real estate
  mortgages         4,699        11%       3,884         10%      1,611          4%      1,669          6%      2,506         11%
Consumer            9,357        22%       7,654         19%      4,626         11%      6,379         22%      6,270         27%
Unallocated         3,093         -        3,040          -       3,827          -       3,936          -       5,349          -
                 ----------------------------------------------------------------------------------------------------------------
Total            $ 42,651       100%    $ 40,167        100%   $ 44,746        100%   $ 32,494        100%   $ 28,240        100%
                 ----------------------------------------------------------------------------------------------------------------
=================================================================================================================================

     In addition to the nonperforming loans discussed above, the Company has also identified approximately $54.3 million in potential problem loans at December 31, 2003 as compared to $48.5 million at December 31, 2002. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company's loan rating system as "substandard." At December 31, 2003, potential problem loans primarily consisted of commercial and agricultural real estate and commercial and agricultural loans. At December 31, 2003, there were eight potential problem loans that exceeded $1.0 million, totaling $27.2 million in aggregate. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.
     At December 31, 2003, approximately 63.7% of the Company's loans are secured by real estate located in central and northern New York and northeastern Pennsylvania. Accordingly, the ultimate collectibility of a substantial portion of the Company's portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

LIQUIDITY  RISK

Liquidity involves the ability to meet the cash flow requirements of customers who may be depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Asset Liability Committee (ALCO) is responsible for liquidity management and has developed guidelines which cover all assets and liabilities, as well as off balance sheet items that are potential sources or uses of liquidity. Liquidity policies must also provide the flexibility to implement appropriate strategies and tactical actions. Requirements change as loans and leases grow, deposits and securities mature, and payments on borrowings are made. Liquidity management includes a focus on interest rate sensitivity management with a goal of avoiding widely fluctuating net interest margins through periods of changing economic conditions.
     The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At December 31, 2003, the Company's Basic Surplus measurement was 8.9% of total assets or $359 million, which was above the Company's minimum of 5% or $202 million set forth in its liquidity policies.
     This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the


ANNUAL REPORT: NBT BANCORP INC.                                               25

Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At December 31, 2003, the Company considered its Basic Surplus adequate to meet liquidity needs.
     A significant improvement in the economy, may lead to an increase in demand for loan products as well as an increase in the demand for equity related products, which in turn, could result in a decrease in the Company's deposit base or result in loan growth exceeding deposit growth. This scenario could lead to a decrease in its basic surplus measure below the minimum policy level of 5%. To manage this risk, the Company has the ability to purchase brokered time deposits, established borrowing facilities with other banks (Federal funds), and has the ability to enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures amounted to $503 million at December 31, 2003.
     At December 31, 2003, a portion of the Company's loans and securities were pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company's ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.
     Net cashflows provided by operating activities totaled $44.6 million in 2003 and $60.9 million in 2002. The critical elements of net operating cashflows include net income, provision for loan and lease losses, and depreciation and amortization. Cash provided by opreating activities declined in 2003 primarily from the purchase of $30.0 million in Bank Owned Life Insurance ("BOLI").
     Net cash used in investing activities totaled $307.8 million in 2003 and $132.0 million in 2002. Critical elements of investing activities are loan and investment securities transactions. The increase in investing activities in 2003 was due primarily to the net increase in loans of $297.0 million.
     Net cashflows provided by financing activities totaled $266.6 million in 2003 and $65.8 million in 2002. The critical elements of financing activities are proceeds from deposits, long-term debt, short-term borrowings, and stock issuances. In addition, financing activities are impacted by dividends and treasury stock transactions. The Company increased short-term borrowings to fund loan growth because of their lower cost compared to time deposits. Deposits, which are also used as a primary funding source, grew $66.0 million from increases in demand deposits, NOW, MMDA and savings due primarily to internal growth and a migration of time deposits which experienced a decline in 2003.
     In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company's future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements and operating leases at December 31, 2003 are as follows:

================================================================================================================================
                                                                               Payments Due by Period
                                                           ---------------------------------------------------------------------
Contractual Obligations
(In thousands)                                                 2004       2005     2006     2007     2008   Thereafter     Total
--------------------------------------------------------------------------------------------------------------------------------
Short-term debt obligations                                $302,931    $     -  $     -  $     -  $     -  $         -  $302,931
Long-term debt obligations                                   30,000     65,000   25,000   10,000   90,441      149,259   369,700
Operating lease obligations                                   2,057      1,596    1,420    1,220      840        4,427    11,560
                                                           ---------------------------------------------------------------------
Total contractual obligations                              $334,988    $66,596  $26,420  $11,220  $91,281  $   153,686  $684,191
                                                           ---------------------------------------------------------------------
See  Notes 7, 10, and 11 to the consolidated financial statements for additional discussion  of  these  obligations.
================================================================================================================================

OFF-BALANCE  SHEET  RISK  COMMITMENTS  TO  EXTEND  CREDIT

The Company makes contractual commitments to extend credit and unused lines of credit which are subject to the Company's credit approval and monitoring procedures. At December 31, 2003 and 2002, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $473.0 million and $409.1 million, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit, that represent unusual risks. All commitments to extend credit in the form of loans, including - unused lines of credit expire within one year.


ANNUAL REPORT: NBT BANCORP INC.                                               26

STAND-BY  LETTERS  OF  CREDIT

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN No. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASBStatements Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34." FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its stand-by letters of credit.
     The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2003 and 2002, outstanding stand-by letters of credit were approximately $17.1 million and $24.7 million, respectively. The fair value of the Company's stand-by letters of credit at December 31, 2003 and 2002 was not significant. The following table sets forth the commitment expiration period for stand-by letters of credit at December 31, 2003:

================================================================================
Commitment Expiration of Stand-by letters of Credit
--------------------------------------------------------------------------------
Within on year                                                  $ 5,445
After but within three years                                      6,518
After three but within five years                                 5,089
                                                                -------
   Total                                                        $17,052
                                                                -------
================================================================================


LOANS  SERVICED  FOR  OTHERS  AND  LOANS  SOLD  WITH  RECOURSE

The total amount of loans serviced by the Company for unrelated third parties was approximately $66.4 million and $77.2 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the Company serviced $23.2 million and $15.0 million, respectively, of loans sold with recourse. Due to collateral on these loans, no reserve is considered necessary at December 31, 2003 and 2002.


RELATED  PARTY  TRANSACTIONS

In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers, and other related parties. Such loans, in management's opinion, do not present more than the normal risk of collectibility or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties at December 31, 2003 and 2002 were $16.1 million and $17.0 million, respectively.
     The law firm of Kowalczyk, Tolles, Deery and Johnston, of which Director Andrew S. Kowalczyk, Jr., is a partner, provided legal services in the amount of $109,427 to us and NBT Bank in 2003. The law firms of Harris Beach LLP, and Oliver, Price, & Rhodes, of which Directors William L. Owens and Paul D. Horger are partners, provide legal services to us from time to time. Payments for services provided by Directors Owens and Horger, did not exceed $60,000 during 2003. Services from these firms were provided in the ordinary course of business and at market terms.


CAPITAL  RESOURCES

Consistent with its goal to operate a sound and profitable financial institution, the Company actively seeks to maintain a "well-capitalized" institution in accordance with regulatory standards. The principal source of capital to the Company is earnings retention. The Company's capital measurements are in excess of both regulatory minimum guidelines and meet the requirements to be considered well capitalized.
     The Company's principal source of funds to pay interest on its capital securities and pay cash dividends to its shareholders is dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.
     The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including


ANNUAL REPORT: NBT BANCORP INC.                                               27
the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2003, approximately $28.9 million of the total stockholders' equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.


STOCK  REPURCHASE  PLAN

On July 22, 2002, the Company announced that it intended to repurchase up to one million shares (approximately 3%) of its outstanding common stock from time to time in open market and privately negotiated transactions. Since the announcement of the Stock Repurchase Plan, the Company repurchased a total of 844,946 shares at an average price of $17.54 per share. Total cash allocated for these repurchases during this period was $14.8 million. For 2003, the Company repurchased 369,313 shares at an average price of $17.57 per share.
     On April 28, 2003, the Company announced that it intended to repurchase up to an additional one million shares (approximately 3%) of its outstanding common stock from time to time in open market and privately negotiated transactions. Currently there are 155,054 shares remaining under the previous authorization that will be repurchased prior to the commencement of the new program.


NONINTEREST  INCOME

Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations. The following table sets forth information by category of noninterest income for the years indicated:


============================================================================================
                                                                  Years ended December 31,
                                                                 ---------------------------
(In thousands)                                                      2003     2002      2001
--------------------------------------------------------------------------------------------
Service charges on deposit accounts                              $15,833  $13,875   $12,756
Broker/dealer and insurance revenue                                6,869    5,780     4,500
Trust                                                              4,041    3,226     3,958
Bank Owned Life Insurance                                            815        -         -
Other                                                             10,045    9,053     9,245
                                                                 ---------------------------
Total before net securities and a gain on sale of building        37,603   31,934    30,459
Net securities gains (losses)                                        175     (413)   (7,692)
Gain on sale of building                                               -        -     1,367
                                                                 ---------------------------

   Total                                                         $37,778  $31,521   $24,134
                                                                 ---------------------------
============================================================================================


     Noninterest income before securities losses increased $5.7 million or 18% to $37.6 million for 2003 from $31.9 million for 2002. Fees from service charges on deposit accounts increased $2.0 million or 14% for 2003 when compared to 2002, primarily from an increase in core deposits and pricing adjustments. Broker/dealer and insurance fees increased $1.1 million, primarily driven by the initiative implemented at the end of 2002 to offer financial service products throughout the Company's 111 branch network. Trust revenue increased $0.8 million or 25% in 2003, primarily from growth in assets under management and increased estate fees. Other income increased $1.0 million or 11%, in 2003, from strong growth in ATM and other consumer banking fee income.
     The Company purchased $30 million in BOLI in June 2003. BOLI represents life insurance on the lives of certain employees who are deemed to be significant contributors to the Company. All employees in the policy are aware of and have consented to the coverage. Increases in the cash value of the policies, as well as insurance proceeds that may be received, are recorded in other noninterest income, and are not subject to income taxes. The Company reviewed the financial strength of the insurance carriers prior to the purchase of BOLI and will do so annually thereafter. Total BOLI income was $0.8 million for 2003. Net securities gains stemming primarily from the call of certain debt securities totaled $0.2 million in 2003 compared to a $0.4 million net loss in 2002 which resulted primarily from a charge taken for the other-than-temporary impairment of a certain security totaling $0.7 million.


ANNUAL REPORT: NBT BANCORP INC.                                               28

NONINTEREST  EXPENSE

Noninterest expenses are also an important factor in the Company's results of operations. The following table sets forth the major components of noninterest expense for the years indicated:

=============================================================================================================
                                                                                  Years ended December 31,
                                                                              -------------------------------
(In thousands)                                                                     2003       2002       2001
-------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                                $  49,560   $ 48,212   $ 48,419
Occupancy                                                                         9,328      8,333      8,704
Equipment                                                                         7,627      7,066      7,228
Data processing and communications                                               10,752     10,593     10,690
Professional fees and outside services                                            5,433      6,589      6,338
Office supplies and postage                                                       4,216      4,446      4,639
Amortization of intangible assets                                                   620        774        685
Amortization of unidentifiable intangible assets and goodwill                         -          -      3,563
Capital securities                                                                  732        839      1,278
Residual value lease losses                                                           -          -      3,529
Loan collection and other real estate owned                                       1,840      2,846      2,117
Other                                                                            14,409     12,757     11,221
Merger, acquisition and reorganization costs                                          -          -     15,322
Certain deposit overdraft write-offs                                                  -          -      2,125
                                                                              -------------------------------
Total noninterest expense                                                     $ 104,517   $102,455   $125,858
                                                                              -------------------------------
=============================================================================================================

     Total noninterest expense increased $2.1 million or 2% from $102.5 million in 2002 to $104.5 million in 2003. Salaries and benefits increased $1.3 million or 3% in 2003 from increases in salaries of $2.0 million, incentive compensation of $0.9 million, and medical insurance of $0.3 million offset by an increase in loan origination deferrals of $2.0 million and a decrease in pension and postretirement health care costs of $0.4 million. The increase in salaries was driven primarily by merit increases and an increase in full-time equivalent employees. Incentive compensation increased from increases in bonuses, financial services commissions and 401(K)/ESOP contributions as the Company's focus has shifted to a sales-driven culture. Occupancy expense increased $1.0 million or 12% in 2003 from increases in depreciation and rent stemming from renovations and expansion at the Company's corporate headquarters as well as an increase in seasonal maintenance. Equipment expense increased $0.6 million or 6%, from ATM upgrades and increased depreciation for office equipment from renovations at the Company's corporate headquarters and several CNB locations. Other operating expenses increased $1.7 million or 13% in 2003 from an $0.8 million charge for the write-down of nonmarketable investment securities and an increase in insurance expense of $0.6 million from higher premiums for property and casualty insurance, and contingent auto liability insurance.
     Offsetting these increases were decreases in 2003 in professional fees and outside services of $1.2 million and loan collection and OREO costs of $1.0 million. The decrease in professional fees and outside services resulted from a $0.4 million charge related to an adverse judgment against the Company in 2002, legal fees of $0.3 million incurred during 2002 for the recovery of deposit overdraft writeoffs, and $0.4 million in professional fees for a tax project in 2002. The decrease in loan collection and OREO costs resulted from gains on the sale of OREO and a decrease in nonperforming loans.


INCOME  TAXES

In 2003, income tax expense was $21.5 million, as compared to $21.8 million in 2002 and $0.5 million in 2001. The Company's effective tax rate was 31.3%, 32.6%, and 12.7% in 2003, 2002, and 2001, respectively. The decrease in the effective rate in 2003 from 2002 resulted from an increase in tax exempt income in 2003. The decrease in the effective tax rate during 2001 was primarily


ANNUAL REPORT: NBT BANCORP INC.                                               29
the result of lower net income before tax, which resulted in a greater benefit, on a percentage basis, from permanent non-taxable items such as tax-exempt interest.


2002  OPERATING  RESULTS  AS  COMPARED  TO  2001
OPERATING  RESULTS-NET  INTEREST  INCOME

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


LOANS  AND  LEASES  AND  CORRESPONDING  INTEREST
AND  FEES  ON  LOANS

The average balance of loans and leases increased 1%, totaling $2.3 billion in 2002 and 2001. The yield on average loans and leases decreased from 8.13% in 2001 to 7.18% in 2002, as a falling interest rate environment prevailed for much of 2002. Interest income from loans and leases on a FTE basis decreased 11%, from $188.1 million in 2001 to $167.9 million in 2002. The decrease in interest income from loans and leases was due primarily to the decrease in yield on loans and leases in 2002 of 95 bp when compared to 2001.
     Total loans and leases increased slightly at December 31, 2002, totaling $2.4 billion from $2.3 billion at December 31, 2001. The combination of the Company's focus on improving the credit quality of the loan and lease portfolio and sluggish business conditions coupled with strong competition in the Company's market area limited loan growth opportunities for commercial and consumer loans in 2002. However, residential real estate mortgages were $579.6 million at December 31, 2002, up $54.2 million or 10% from $525.4 million at December 31, 2001. The increase in residential real estate mortgages was driven primarily by the historic low interest rates for residential real estate mortgages which led to an increase in demand for the product in 2002. The Company continued its trend of strong growth for its home equity products. Home equity loans totaled $269.6 million at December 31, 2002, up $36.9 million or 16% from the $232.6 million outstanding at December 31, 2001. Commercial loans and commercial real estate decreased $37.7 million, to $920.3 million at December 31, 2002 from $958.1 million at December 31, 2001. The decrease in commercial loans and commercial real estate was driven primarily by the Company's focus to improve the credit quality of this portfolio in 2002. Additionally, sluggish business conditions and strong competition in a weak market factored into the decline in the commercial loan and real estate portfolio in 2002 as well. Lastly, nonaccrual commercial and agricultural loans and real estate decreased by $14.4 million, to $17.0 million at December 31, 2002 from $31.4 million at December 31, 2001. Consumer loans decreased $29.9 million to $357.2 million at December 31, 2002 from $387.1 million at December 31, 2001. The decrease in consumer loans resulted primarily from a decline in revolving personal credit and loans secured by recreational equipment and manufactured housing.


LEASE  FINANCING

In 2002, competitive pressure from large automakers combined with lower residual values on automobiles which results in higher lease payments making the product less attractive, resulted in a 15.2% decrease in outstanding lease financing at December 31, 2002 when compared to outstanding lease financing at December 31, 2001. During 2002, values for used vehicles stabilized, thereby lowering the average loss on turned-in leased vehicles during 2002 when compared to the levels experienced in 2001. Accordingly, there was no provision for the other-than-temporary impairment in residual values in 2002.


SECURITIES  AND  CORRESPONDING  INTEREST  AND
DIVIDEND  INCOME

The average balance of securities available for sale was $947.0 million, which is an increase of $13.9 million, or 1.5%, from $933.1 million in 2001. The increase resulted primarily from the reinvestment of funds from maturities and paydowns from securities held to maturity and trading securities. The yield on average securities available for sale was 5.98% in 2002 compared to 6.63% in 2001. The decrease in yield, resulted in a decrease in interest income on securities available for sale of $5.3 million, from $61.9 million in 2001 to $56.6 million in 2002. The decrease in yield was caused primarily by the reinvest-


ANNUAL REPORT: NBT BANCORP INC.                                               30
ment of funds at lower rates in the declining rate environment in 2002. The average balance of securities held to maturity was $93.0 million during 2002, which is a decrease of $6.9 million, from $99.8 million in 2001. The decrease is primarily a result of proceeds from maturities and paydowns of securities held to maturity reinvested in securities available for sale. The yield on securities held to maturity was 6.04% in 2002 compared to 6.65% in 2001. Interest income on securities held to maturity decreased $1.0 million, from $6.6 million in 2001 to $5.6 million in 2002.
     In January 2002, the Company had certain embedded derivative instruments related to two debt securities that have returns linked to the performance of the NASDAQ 100 index. Management determined that these debt securities do not qualify for hedge accounting under SFAS No. 133 (see Impact of New Accounting Standards). The embedded derivatives have been separated from the underlying host instruments for financial reporting purposes and accounted for at fair value. During the year ended December 31, 2001, the Company recorded $0.6 million of net losses related to the adjustment of the embedded derivatives to estimated fair value ($0.2 million of which was recorded on January 1, 2001 upon the adoption of SFAS No. 133), which was recorded in net gain (loss) on securities transactions on the 2001 consolidated statement of income. At December 31, 2001, the total amortized cost and estimated fair value of these two debt securities was $6.2 million. The two debt securities were sold in 2002 at amounts approximating their carrying values at December 31, 2001.


FUNDING  SOURCES  AND  CORRESPONDING  INTEREST
EXPENSE  DEPOSITS

The average balance of interest-bearing liabilities remained relatively unchanged, totaling $2.9 billion in 2002 and 2001. The rate paid on interest-bearing liabilities decreased from 4.07% in 2001 to 2.78% in 2002. The decrease in the rate paid on interest bearing liabilities, caused a decrease in interest expense of $37.1 million, or 31.6%, from $117.5 million in 2001 to $80.4 million in 2002.
     Average interest bearing deposits decreased $34.7 million during 2002. The decrease resulted primarily from a decrease in time deposits of $145.2 million, due primarily to the conscious effort to allow runoff of some higher cost municipal time deposits as well as the sale of a branch in February 2002 which resulted in the sale of $34.3 million in deposits. Offsetting this decrease was strong growth in core deposits in 2002. The average balance of NOW, Money Market Deposit Accounts ("MMDA"), and savings comprised 46.2% of average interest bearing deposits in 2002 compared to 41.1% in 2001. The average balance of demand deposits increased $37.3 million, or 9.7%, from $382.5 million in 2001 to $419.7 million in 2002. The ratio of average demand deposits to total average deposits increased from 11.3% in 2001 to 14.5% in 2002.


BORROWINGS

Average short-term borrowings decreased from $123.2 million in 2001 to $87.0 million in 2002. Consistent with the decreasing interest rate environment during 2002, the average rate paid also decreased from 4.36% in 2001 to 1.53% in 2002. The decrease in the average balance combined with the decrease in the average rate paid caused interest expense on short-term borrowings to decrease $4.0 million from $5.4 million in 2001 to $1.3 million in 2002. Average long-term debt increased $74.9 million, from $259.6 million in 2001 to $334.5 million in 2002. The increase in long-term debt and the decrease in shortterm borrowings and time deposits was a result of the Company limiting its liability sensitive position and its exposure to rising interest rates.


NONINTEREST  INCOME

Noninterest income before securities losses and a gain on sale of a building increased $1.5 million or 5% to $31.9 million for 2002 from $30.5 million for 2001. Broker/ dealer and insurance fees increased $1.3 million, primarily driven by one of the Company's financial services providers, which began operations in June 2001, resulting in a full year of revenue totaling $1.6 million in 2002 compared to seven months of revenue in 2001 totaling $0.6 million.
     Fees from service charges on deposit accounts increased $1.1 million or 9% for 2002 when compared to 2001, primarily from an increase in core deposits and pricing adjustments. Offsetting these increases was a $0.7 million decrease in trust revenue resulting primarily from declines in assets under management which resulted from stock market declines in 2001 and 2002 and the level of estate activity in 2002 when compared to 2001.
     Net securities losses totaled $0.4 million in 2002, down from $7.7 million in 2001. The decrease in net securities losses in 2002 resulted primarily from a decrease in charges taken for the other-than-temporary impairment of certain securities totaling $8.3 million in 2001 as compared to $0.7 million in 2002.


ANNUAL REPORT: NBT BANCORP INC.                                               31

NONINTEREST  EXPENSE

Noninterest expense before merger, acquisition, and reorganization costs and certain deposit overdraft writeoffs, decreased $6.0 million to $102.5 million for 2002 from $108.4 million for 2001. Occupancy, equipment, office supplies, postage, and data processing decreased in 2002 when compared to 2001, due mainly to efficiencies realized from acquisitions in 2001 and 2000. Professional fees and outside service costs in 2002 remained relatively consistent with 2001.
     Amortization of unidentified intangible assets and goodwill decreased $3.5 million, to $0.8 million for 2002 from $4.2 million for 2001. The decrease in amortization of unidentified intangible assets and goodwill resulted from the adoption of SFAS No. 142 and SFAS No. 147 in 2002. Capital securities expense decreased $0.4 million, to $0.8 million for 2002 from $1.3 million for 2001. The decrease in capital securities expense is a result of the Company's guaranteed preferred beneficial interests in Company's junior subordinated debentures, which are tied to a variable interest rate index (3-month LIBOR plus 275 bp) that was much lower for 2002 when compared 2001.
     Loan collection and other real estate owned expenses increased $0.9 million, to $3.0 million for 2002 from $2.1 million for 2001. This increase is due primarily to the increase in nonperforming loans during 2001, which resulted in an increase in collection activity and foreclosure costs during 2002. A charge for the other-than temporary impairment for lease residual values totaled $3.5 million in 2001 versus no such charge in 2002. Other operating expense increased $1.5 million to $12.7 million in 2002 from $11.2 million in 2001. The increase in other operating expense was due mainly to increases in contributions, insurance expense, and advertising costs.


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


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE
DISCLOSURE  ABOUT  MARKET  RISK
--------------------------------------------------------------------------------

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


ANNUAL REPORT: NBT BANCORP INC.                                               32
to changes in interest rates and fluctuations in the difference between long- and short-term interest rates.
     The primary tool utilized by ALCO to manage interest rate risk is a balance sheet/income statement simulation model (interest rate sensitivity analysis). Information such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed), and current rates is uploaded into the model to create an ending balance sheet. In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and leases and mortgage related investment securities along with any optionality within the deposits and borrowings.
     The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period. Three additional models are run in which a gradual increase of 200 bp, a gradual increase of 200 bp where the long end of the yield curve remains flat (the long end of the yield curve is defined as 5 years and longer) and a gradual decrease of 75 bp takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.
     In the declining rate scenario, net interest income is projected to increase slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The increase in net interest income is a result of interest-bearing liabilities repricing downward at a faster rate than earning assets. The inability to effectively lower deposit rates will likely reduce or eliminate the benefit of lower interest rates. In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario. Net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing.
     Net interest income for the next twelve months in the +200/+ 200 flat/- 75 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the December 31, 2003 balance sheet position:

================================================================================
Table 10. Interest Rate Sensitivity Analysis
--------------------------------------------------------------------------------
Change in interest rates                                          Percent change
(In basis points)                                         in net interest income
--------------------------------------------------------------------------------
+200 Flat                                                                (2.09%)
+200                                                                     (1.00%)
-75                                                                       0.24%

================================================================================

     Under the flat rate scenario with a static balance sheet, net interest income is anticipated to increase approximately 1.3% from total net interest income for 2003. The Company anticipates under current conditions, earning assets will continue to reprice down at a faster rate than interest bearing liabilities. However, the growth in loans experienced in the second half of 2003 should minimize the impact of margin compression. In order to protect net interest income from anticipated net interest margin compression, the Company will continue to focus on increasing earning assets through loan growth and leverage opportunities. However, if the Company cannot maintain the level of earning assets at December 31, 2003, the Company expects net interest income to decline in 2004.
     Currently, the Company is holding fixed rate residential real estate mortgages in its loan portfolio and mortgage related securities in its investment portfolio. Two major factors the Company considers in holding residential real estate mortgages is its level of core deposits and the duration of its mortgage-related securities and loans. Current core deposit levels combined with a shortening of duration of mortgage-related securities and loans have enabled the Company to hold fixed rate residential real estate mortgages without having a significant negative impact on interest rate risk, as the Company is well matched at December 31, 2003. The Company's net interest income is projected to decrease by 1.00% if interest rates gradually rise 200 basis points. From December 31, 2002, we have reduced our exposure to 30- year fixed rate mortgage related securities and loans by $41.9 million. Approximately 11.5% of earning assets were comprised of 30-year fixed rate mortgage related securities and loans at December 31, 2003, down from a ratio of 13.3% at December 31, 2002. The Company closely monitors its matching of earning assets to funding sources. If core deposit levels decrease or the rate of growth in core deposit levels does not equal or exceed the rate in growth of 30-year fixed rate real estate mortgage related securities or loans, the Company will reevaluate its strategy and may sell new originations of


ANNUAL REPORT: NBT BANCORP INC.                                               33
fixed rate mortgages in the secondary market or may sell certain mortgage related securities in order to limit the Company's exposure to long-term earning assets.


ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
--------------------------------------------------------------------------------

MANAGEMENT'S  STATEMENT  OF  RESPONSIBILITY

Responsibility for the integrity, objectivity, consistency, and fair presentation of the financial information presented in this Annual Report rests with NBT Bancorp Inc. management. The accompanying consolidated financial statements and related information have been prepared in conformity with accounting principles generally accepted in the United States of America consistently applied and include, where required, amounts based on informed judgments and management's best estimates.
     Management maintains a system of internal controls and accounting policies and procedures to provide reasonable assurance of the accountability and safeguarding of Company assets and of the accuracy of financial information. These procedures include management evaluations of asset quality and the impact of economic events, organizational arrangements that provide an appropriate segregation of responsibilities and a program of internal audits to evaluate independently the adequacy and application of financial and operating controls and compliance with Company policies and procedures.
     The Board of Directors has appointed a Risk Management Committee composed entirely of independent directors. The Risk Management Committee is responsible for recommending to the Board the independent auditors to be retained for the coming year. The Risk Management Committee meets periodically, both jointly and privately, with the independent auditors, with our internal auditors, as well as with representatives of management, to review accounting, auditing, internal control structure and financial reporting matters. The Risk Management Committee reports to the Board on its activities and findings.


/S/  Daryl  R.  Forsythe
--------------------------------------------------------
Daryl  R.  Forsythe
Chairman  and  Chief  Executive  Officer




/S/  Michael  J.  Chewens
--------------------------------------------------------
Michael  J.  Chewens
Senior Executive Vice President, Chief Financial Officer and Corporate Secretary


ANNUAL REPORT: NBT BANCORP INC.                                               34

INDEPENDENT  AUDITORS'  REPORT




The Board of Directors and Stockholders of NBT Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended
December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002, and as a result ceased amortizing goodwill. Also as discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 147, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," as of October 1, 2002, and as a result reclassified certain unidentified intangible assets to goodwill retroactive to January 1, 2002.


/S/ KPMG LLP

Albany,  New  York
February  24,  2004


ANNUAL REPORT: NBT BANCORP INC.                                               35

============================================================================================================================
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------------------
                                                                                                         December 31,
                                                                                               -----------------------------
(In thousands, except share and per share data)                                                           2003         2002
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                                             $  125,590   $  121,824
Short-term interest bearing accounts                                                                     2,454        2,799
Trading securities, at fair value                                                                           48          203
Securities available for sale, at fair value                                                           980,961    1,007,583
Securities held to maturity (estimated fair value $98,576 and $84,517)                                  97,204       82,514
Federal Reserve and Federal Home Loan Bank stock                                                        34,043       23,699
Loans and leases                                                                                     2,639,976    2,355,932
Less allowance for loan and lease losses                                                                42,651       40,167
                                                                                               -----------------------------
   Net loans and leases                                                                              2,597,325    2,315,765
Premises and equipment, net                                                                             62,443       61,261
Goodwill                                                                                                47,521       46,121
Intangible assets, net                                                                                   2,331        2,246
Bank owned life insurance                                                                               30,815            -
Other assets                                                                                            66,150       59,711
                                                                                               -----------------------------
   Total assets                                                                                     $4,046,885   $3,723,726
                                                                                               =============================

LIABILITIES, GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S
   JUNIOR SUBORDINATE DEBENTURES, AND STOCKHOLDERS' EQUITY
Deposits
Demand (noninterest bearing)                                                                        $  500,303   $  449,201
Savings, NOW, and money market                                                                       1,401,825    1,183,603
Time                                                                                                 1,099,223    1,289,236
                                                                                               -----------------------------
   Total deposits                                                                                    3,001,351    2,922,040
Short-term borrowings                                                                                  302,931      105,601
Long-term debt                                                                                         369,700      345,475
Other liabilities                                                                                       45,869       41,228
                                                                                               -----------------------------
   Total liabilities                                                                                 3,719,851    3,414,344
                                                                                               -----------------------------
Guaranteed preferred beneficial interests in Company's junior subordinate debentures
   (capital securities)                                                                                 17,000       17,000
                                                                                               -----------------------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par at December 31, 2003 and 2002. Authorized 2,500,000 shares
Common stock, $0.01 par value. Authorized 50,000,000 shares at December 31, 2003
   and 2002; issued 34,401,088 and 34,401,171 at December 31, 2003 and 2002, respectively                  344          344
Additional paid-in-capital                                                                             209,267      210,443
Unvested restricted stock                                                                                 (197)        (127)
Retained earnings                                                                                      120,016       95,085
Accumulated other comprehensive income                                                                   7,933       16,531
Common stock in treasury, at cost, 1,592,435 and 1,751,724 shares                                      (27,329)     (29,894)
                                                                                               -----------------------------
   Total stockholders' equity                                                                          310,034      292,382
                                                                                               -----------------------------
   Total liabilities, guaranteed preferred beneficial interests in Company's junior subordinate
   debentures, and stockholders' equity                                                             $4,046,885   $3,723,726
                                                                                               =============================
See accompanying notes to consolidated financial statements.
============================================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               36

==================================================================================================
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------------------
                                                                          December 31,
                                                               -----------------------------------
(In thousands, except per share data)                              2003           2002       2001
--------------------------------------------------------------------------------------------------
INTEREST, FEE, AND DIVIDEND INCOME
Interest and fees on loans and leases                          $159,118     $  167,185   $187,188
Securities available for sale                                    43,851         54,404     60,241
Securities held to maturity                                       3,391          4,260      5,232
Other                                                               938          1,373      2,773
                                                               -----------------------------------
   Total interest, fee, and dividend income                     207,298        227,222    255,434
                                                               -----------------------------------

INTEREST EXPENSE
Deposits                                                         45,941         63,332     98,522
Short-term borrowings                                             2,171          1,334      5,365
Long-term debt                                                   14,762         15,736     13,615
                                                               -----------------------------------
   Total interest expense                                        62,874         80,402    117,502
                                                               -----------------------------------
Net interest income                                             144,424        146,820    137,932
Provision for loan losses                                         9,111          9,073     31,929
                                                               -----------------------------------
   Net interest income after provision for loan losses          135,313        137,747    106,003
                                                               -----------------------------------

NONINTEREST INCOME
Service charges on deposit accounts                              15,833         13,875     12,756
Broker/ dealer and insurance revenue                              6,869          5,780      4,500
Trust fees                                                        4,041          3,226      3,958
Net securities gains (losses)                                       175           (413)    (7,692)
Gain on sale of branch building                                       -              -      1,367
Bank owned life insurance                                           815              -          -
Other                                                            10,045          9,053      9,245
                                                               -----------------------------------
   Total noninterest income                                      37,778         31,521     24,134
                                                               -----------------------------------

NONINTEREST EXPENSE
Salaries and employee benefits                                   49,560         48,212     48,419
Occupancy                                                         9,328          8,333      8,704
Equipment                                                         7,627          7,066      7,228
Data processing and communications                               10,752         10,593     10,690
Professional fees and outside services                            5,433          6,589      6,338
Office supplies and postage                                       4,216          4,446      4,639
Amortization of unidentified intangible assets and goodwill           -              -      3,563
Amortization of intangible assets                                   620            774        685
Merger, acquisition and reorganization costs                          -              -     15,322
Writedowns of lease residual values                                   -              -      3,529
Deposit overdraft write-offs                                          -              -      2,125
Capital securities                                                  732            839      1,278
Loan collection and other real estate owned                       1,840          2,846      2,117
Other                                                            14,409         12,757     11,221
                                                               -----------------------------------
   Total noninterest expense                                    104,517        102,455    125,858
                                                               -----------------------------------
Income before income tax expense                                 68,574         66,813      4,279
Income tax expense                                               21,470         21,814        542
                                                               -----------------------------------
   Net income                                                  $ 47,104     $   44,999   $  3,737
                                                               ===================================

EARNINGS PER SHARE
Basic                                                          $   1.45     $     1.36   $   0.11
Diluted                                                            1.43           1.35       0.11
See accompanying notes to consolidated financial statements.
==================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               37

=================================================================================================================================
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                                     Accumulated
2003, 2002, and 2001                               Additional    Unvested                          other       Common
(In thousands except share and           Common      paid-in-  restricted      Retained    comprehensive     stock in
per share data)                           stock       capital       stock      earnings    (loss)/income     treasury     Total
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31,
2000                                   $    332   $   195,422   $       -     $  88,921   $       (1,934)  $ (13,100)  $269,641
Net income                                    -             -           -         3,737                -           -      3,737
Cash dividends-$0.68 per share                -             -           -       (20,123)               -           -    (20,123)
Issuance of 1,075,366 shares to
   purchase First National
   Bancorp, Inc.                             11        15,991           -             -                -           -     16,002
Payment in lieu of fractional
   shares                                     -             -           -            (4)               -           -         (4)
Purchase of 727,037 treasury
   shares                                     -             -           -             -                -     (11,126)   (11,126)
Issuance of 223,515 shares to
   employee benefit plans and
   other stock plans,
   including tax benefit                      1        (1,529)          -             -                -       3,901      2,373
Retirement of 63,034 shares
   of treasury stock of
   pooled company                            (1)         (708)          -             -                -         709          -
Other comprehensive income                    -             -                         -            5,855           -      5,855
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 2001                343       209,176           -        72,531            3,921     (19,616)   266,355
Net income                                    -             -           -        44,999                -           -     44,999
Cash dividends-$0.68 per share                -             -           -       (22,445)               -           -    (22,445)
Purchase of 624,333 treasury
   shares                                     -             -           -             -                -     (10,803)   (10,803)
Issuance of 25,298 shares to the
   employee stock purchase plan               -           315           -             -                -           -        315
Issuance of 53,460 shares for
   the exercise of incentive
   stock options                              -           550           -             -                -           -        550
Issuance of 69,752 shares in
   exchange for 40,687 treasury
   shares for the exercise of
   incentive stock options                    1           580           -             -                -        (581)         -
Issuance of 47,296 shares for the
   exercise of incentive and
   nonqualified stock options,
   including tax benefit                      -          (150)          -             -                -         868        718
Grant of 14,648 shares of
   Restricted stock awards                    -           (28)       (222)            -                -         250          -
Cancellation of 800 restricted
   stock awards                               -             -          12             -                -         (12)         -
Amortization of restricted
   stock awards                               -             -          83             -                -           -         83
Other comprehensive income                    -             -           -             -           12,610           -     12,610
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 2002           $    344   $   210,443   $    (127)    $  95,085   $       16,531   $ (29,894)  $292,382
Net income                                    -             -           -        47,104                -           -     47,104
Cash dividends-$0.68 per
   share                                      -             -           -       (22,173)               -           -    (22,173)
Purchase of 369,313 treasury
   shares                                     -             -           -             -                -      (6,489)    (6,489)
Issuance of 41,980 shares in
   Exchange for 20,172 shares
   received as consideration
   for the exercise of incentive
   stock options                              -           360           -             -                -        (360)         -
Net issuance of 494,948 shares to
   employee benefit plans and
   other stock plans, including
   tax benefit                                -        (1,537)          -             -                -       9,212      7,675
Grant of 11,846 shares of
   restricted stock awards                    -             1        (203)            -                -         202          -
Amortization of restricted
   stock awards                               -             -         133             -                -           -        133
Other comprehensive loss                      -             -           -             -           (8,598)          -     (8,598)
                                       -----------------------------------------------------------------------------------------
Balance at December 31, 2003           $    344   $   209,267   $    (197)    $ 120,016   $        7,933   $ (27,329)  $310,034
                                       =========================================================================================
See  accompanying  notes  to  consolidated  financial  statements.
================================================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               38

====================================================================================================
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------
                                                                          Years ended December 31
                                                                ------------------------------------
(In thousands, except per share data)                                  2003        2002        2001
----------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income                                                      $    47,104   $  44,999   $   3,737
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
Provision for loan losses                                             9,111       9,073      31,929
Depreciation of premises and equipment                                6,507       6,573       6,197
Net amortization (accretion on) securities                            4,806         210      (5,369)
Amortization of goodwill and intangible assets                          620         774       4,248
Amortization of restricted stock                                        133          83           -
Deferred income tax expense (benefit)                                 6,357       8,655      (6,333)
Proceeds from sale of loans held for sale                             8,886       6,676      16,570
Originations and purchases of loans held for sale                    (2,812)     (6,824)    (14,360)
Purchase of trading securities                                          (68)        (65)     (6,194)
Proceeds from sales of trading securities                               255           -      29,844
Net loss on disposal of premises and equipment                          166           -         164
Net losses (gains) on sales of loans held for sale                        -         105         (27)
Net security (gains) losses                                            (175)        413       7,692
Net gain on sales of other real estate owned                           (927)        (80)        (17)
Writedowns on other real estate owned                                     -           -         253
Gain on sale of branch building                                           -           -      (1,367)
Gain on sale of branch, net                                               -        (220)          -
Tax benefit from exercise of stock options                            1,294         199         327
Writedown of nonmarketable securities                                   620           -           -
Purchase of Bank Owned Life Insurance                               (30,000)          -           -
Net decrease (increase) in other assets                              (3,339)      1,273      (5,471)
Net (decrease) increase in other liabilities                         (3,923)    (10,980)     (8,579)
                                                                ------------------------------------
   Net cash provided by operating activities                         44,615      60,864      53,244
                                                                ------------------------------------
INVESTING ACTIVITIES
Net cash and cash equivalents provided by acquisitions               10,594           -       9,509
Net cash paid in conjunction with branch sale                             -     (29,171)          -
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns             458,295     382,285     335,280
Proceeds from sales                                                 206,754     217,471      43,318
Purchases                                                          (657,578)   (677,563)   (324,701)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns              53,991      52,637      40,427
Purchases                                                           (68,752)    (33,645)    (26,121)
Net increase in loans                                              (296,981)    (36,315)    (39,589)
Net increase (decrease) in Federal Reserve and FHLB stock           (10,344)     (1,915)      9,902
Purchases of premises and equipment, net                             (7,827)     (6,851)     (8,451)
Proceeds from sales of other real estate owned                        4,076       1,113       3,476
                                                                ------------------------------------
   Net cash (used in) provided by investing activities             (307,772)   (131,954)     43,050
                                                                ------------------------------------
FINANCING ACTIVITIES
Net increase (decrease) in deposits                                  66,011      40,689     (36,214)
Net increase (decrease) in short-term borrowings                    197,329     (16,412)    (63,437)
Proceeds from issuance of long-term debt                            125,000      80,000     247,083
Repayments of long-term debt                                       (100,775)     (6,856)   (215,005)
Proceeds from the issuance of shares to
employee benefit plans and other stock plans                          7,675       1,583       2,046
Purchase of treasury stock                                           (6,489)    (10,803)    (11,126)
Cash dividends and payment for fractional shares                    (22,173)    (22,445)    (20,127)
                                                                ------------------------------------
   Net cash provided by (used in) financing activities              266,578      65,756     (96,780)
                                                                ------------------------------------
   Net increase (decrease) in cash and cash equivalents               3,421      (5,334)       (486)
Cash and cash equivalents at beginning of year                      124,623     129,957     130,443
                                                                ------------------------------------
Cash and cash equivalents at end of year                        $   128,044   $ 124,623   $ 129,957
                                                                ====================================
====================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               39

====================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest                                                        $    64,334   $  85,224   $ 124,362
Income taxes                                                         12,700      10,800       8,361
Noncash investing activities:
Transfer of securities available for sale to trading
   securities                                                   $         -   $       -   $   3,804
Transfer of loans to other real estate owned                          1,363       3,352       3,400
Fair value of assets (sold) acquired                                  1,155      (3,323)    109,599
Fair value of liabilities (sold) assumed                             13,311     (34,263)    112,134
Common stock issued for acquisitions                                      -           -      16,002

See accompanying notes to consolidated financial statements.
====================================================================================================

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
----------------------------------------------------------------------------------------------------
                                                                         Years ended December 31,
                                                                ------------------------------------
(In thousands)                                                       2003        2002       2001
----------------------------------------------------------------------------------------------------
Net income                                                      $    47,104   $  44,999   $   3,737
                                                                ------------------------------------
Other comprehensive income, net of tax
Unrealized net holding gains (losses) arising during the
   year (pre-tax amounts of ($13,764), 20,564, and $2,779)           (8,276)     12,365       1,641
Minimum pension liability adjustment (pre-tax amounts of
   ($362), $0, and of ($362), $0, and 0)                               (217)          -           -
Less reclassification adjustment for net (gains) losses
   related to securities available for sale included in net
   income (pre-tax amounts of ($174), $408, and $7,124)                (105)        245       4,214
                                                                ------------------------------------
   Total other comprehensive income                                  (8,598)     12,610       5,855
                                                                ------------------------------------
   Comprehensive income                                         $    38,506   $  57,609   $   9,592
                                                                ====================================

See accompanying notes to consolidated financial statements
====================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               40

NBTBANCORP INC. AND SUBSIDIARIES:
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003 AND 2002

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


SECURITIES

The Company classifies its securities at date of purchase as either available for sale, held to maturity, or trading. Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders' equity as a component of accumulated other comprehensive income or loss. Held to maturity securities are recorded at amortized cost. Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Securities with another-than-temporary impairment are generally placed on non-accrual status.
     Nonmarketable equity securities are carried at cost, with the exception of investments owned by NBT Bank's


ANNUAL  REPORT:  NBT  BANCORP  INC.

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


ALLOWANCE  FOR  LOAN  AND  LEASE  LOSSES

The allowance for loan and lease losses is the amount which, in the opinion of management, is necessary to absorb probable losses inherent in the loan and lease portfolio. The allowance is determined based upon numerous considerations, including local economic conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, comprehensive reviews of the loan portfolio by the independent loan review staff and management, as well as consideration of volume and trends of delinquencies, nonperforming loans, and loan charge-offs. As a result of the test of adequacy, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.
     The allowance for loan and lease losses related to impaired loans is based on discounted cash flows using the


ANNUAL  REPORT:  NBT  BANCORP  INC.                                           42
loan's initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally collateral dependent. The Company considers the estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.
     Management believes that the allowance for loan and lease losses is adequate. While management uses available information to recognize loan and lease losses, future additions to the allowance for loan and lease losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance for loan and lease losses based on their judgments about information available to them at the time of their examination which may not be currently available to management.


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


GOODWILL  AND  OTHER  INTANGIBLE  ASSETS

Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 (see "New Accounting Pronouncement-Business Combinations, Goodwill and Other Intangible Assets, and Certain Acquisitions of Banking of Thrift Institutions"), goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, was being amortized over 15 to 40 years on a straight-line basis. Other intangible assets, which included core deposit intangible ("CDI") and unidentified intangible assets, were being amortized over their expected useful lives, which range from 5 to 25 years, on a straight-line basis. The Company reviewed goodwill and other intangible assets on a periodic basis for events or changes in circumstances that may have indicated that the carrying amount of goodwill and other intangible assets were not recoverable. See "New Accounting Pronouncement-Goodwill and Other Intangible Assets, and Certain Acquisitions of Banking of Thrift Institutions" for further information regarding the accounting for goodwill and other intangible assets subsequent to December 31, 2001.


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


ANNUAL  REPORT:  NBT  BANCORP  INC.                                           43

STOCK-BASED  COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the estimated fair value of all stock based awards measured on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock-based grants made in 1995 and thereafter as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.
     At December 31, 2003, the Company has two stock option plans (Plans). Under the terms of the plans, options are granted to directors and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted have a vesting period of four years and terminate eight or ten years from the date of the grant.
     The per share weighted average fair value of stock options granted during 2003, 2002, and 2001 was $4.03, $2.24, and $3.70, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31:

================================================================================
                                                     Years ended December 31,
                                         ---------------------------------------
                                                 2003          2002         2001
--------------------------------------------------------------------------------
Dividend yield                             3.11%-3.97%        4.07%        4.26%
Expected volatility                      31.34%-31.45%       19.13%       30.19%
Risk-free interest rates                   2.98%-3.98%  3.48%-4.74%  4.63%-5.04%
Expected life                                 7 YEARS      7 years      7 years
================================================================================

     Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

==============================================================================================================
                                                                                 Years ended December 31,
                                                                            ----------------------------------
                                                                               2003        2002        2001
--------------------------------------------------------------------------------------------------------------
NET INCOME
As reported                                                                 $  47,104   $  44,999   $   3,737
Add: Stock-based compensation expense included in reported net income,
   net of related tax effects                                                      80          50          43
Deduct: Total stock-based compensation expense determined under fair value
   based methods for all awards, net of related tax effects                    (1,072)       (995)     (1,330)
                                                                            ----------------------------------
Pro forma net income                                                           46,112      44,054       2,450
                                                                            ==================================
BASIC EARNINGS PER SHARE
As reported                                                                 $    1.45   $    1.36   $    0.11
Pro forma                                                                        1.42        1.34        0.07
DILUTED EARNINGS PER SHARE
As reported                                                                      1.43        1.35        0.11
Pro forma                                                                        1.40        1.33        0.07
==============================================================================================================


ANNUAL  REPORT:  NBT  BANCORP  INC.                                           44

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


COMPREHENSIVE  INCOME

At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale, minimum pension liability, net of income taxes, for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale, net of income taxes, as of the consolidated balance sheet dates.


PENSION  COSTS

The Company maintains a noncontributory, defined benefit pension plan covering substantially all employees, as well as supplemental employee retirement plans covering certain executives. Costs associated with these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses.


TRUST

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company. Such assets totaled $1.8 billion and $1.4 billion at December 31, 2003 and 2002, respectively. Trust income is recognized on the accrual method based on contractual rates applied to the balances of trust accounts.


NEW ACCOUNTING PRONOUNCEMENT-GOODWILL AND OTHER INTANGIBLE ASSETS, AND CERTAIN ACQUISITIONS OF BANKING OR THRIFT INSTITUTIONS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill and intangible assets deemed to have indefinite lives no longer are being amortized but will be subject to impairment tests in accordance with the pronouncement. Other intangible assets, primarily core deposits, will continue to be amortized over their estimated useful lives. In 2003, the Company performed the required impairment tests of goodwill and no impairment existed as of the valuation date, as the fair value of the Company's net assets exceeded their carrying value. If for any future period we determine that there has been impairment in the carrying value of our goodwill balances, we will record a charge to our earnings, which could have a material adverse effect on our net income.
     In the fourth quarter of 2002, the Company adopted SFAS No. 147, Acquisitions of Certain Financial Institutions. As permitted by the new accounting standard issued on October 1, 2002, we reclassified previously recorded intangible assets associated with acquisitions totaling $30.6 million to non amortizable goodwill. These intangible assets were previously recognized as a component of goodwill subject to amortization.


NEW ACCOUNTING PRONOUNCEMENT- CONSOLIDATION OF VARIABLE INTEREST ENTITIES

In January 2003 the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). In accordance with FIN 46, business enterprises that represent the primary beneficiary of another entity by retaining a controlling interest in that entity's assets, liabilities and results of operations must consolidate that entity in its financial


ANNUAL  REPORT:  NBT  BANCORP  INC.                                           45
statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. The Company has determined that the provisions of FIN 46 do not require de-consolidation of subsidiary trusts which issued guaranteed preferred beneficial interests in subordinated debentures (Trust Preferred Securities). CNBF Capital I issued Trust Preferred Securities. The Company consolidates the CNBF Capital I and the consolidated balance sheet included the Trust Preferred Securities. Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, the provisions of which must be applied by March 31, 2004. Upon the adoption of the revised FIN 46, CNBF Capital I must be de-consolidated and the junior subordinated debentures of the Company owned by CNBF Capital I would be disclosed in the liability section of the consolidated balance sheet. The Trust Preferred Securities will no longer be included in the consolidated balance sheet upon de-consol-idation. The Trust Preferred Securities currently qualify as Tier 1 capital of the Company for regulatory purposes. The banking regulatory agencies have not issued any guidance which would change the regulatory capital treatment for the Trust Preferred Securities based on the adoption of the revised FIN 46. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004. The adoption of FIN 46 and related revisions is not expected to have any other material impact on the Company's financial statements.


(2)  MERGER  AND  ACQUISITION  ACTIVITY
--------------------------------------------------------------------------------

On June 20, 2003, the Company acquired one branch located in Whitney Point, New York, from Alliance Bank. Deposits from the Whitney Point branch were approximately $13.3 million and loans totaled approximately $1.1 million. The Company received approximately $10.6 million in cash as consideration for net liabilities assumed. The acquisition was accounted for in accordance with SFAS No. 141, "Business Combinations." Goodwill accounted for in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", was $1.4 million. Intangible assets comprised mainly of core deposit intangibles were accounted for in accordance with SFAS No. 147, and totaled $0.1 million and is being amortized over seven years on a straight-line basis.
     On June 1, 2001, the Company completed the acquisition of First National Bancorp, Inc. (FNB) whereby FNB was merged with and into NBT Bancorp Inc. At the same time FNB's subsidiary, First National Bank of Northern New York (FNB Bank) was merged into NBT Bank, N.A. The acquisition was accounted for using the purchase method. As such, both the assets and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition and the results of operations are included in the Company's consolidated statement of income from the acquisition date forward. To complete the transaction, the Company issued approximately 1,075,000 shares of its common stock valued at $16.0 million. Goodwill, representing the cost over net assets acquired, was approximately $7.0 million and was being amortized prior to the adoption of SFAS No. 142 on January 1, 2002 on a straight-line basis based on a twenty year amortization period.
     On September 14, 2001, the Company acquired $14.4 million in deposits from Mohawk Community Bank. Unidentified intangible assets, accounted for in accordance with SFAS No. 72 and representing the excess of cost over net assets acquired, was $665,000 and is being amortized over 15 years on a straight-line basis. Additionally, the Company identified $119,000 of core deposit intangible asset which is being amortized over 6 years on a straight-line basis.
     On November 8, 2001, the Company, pursuant to a merger agreement dated June 18, 2001, completed its merger with CNB Financial Corp. (CNB) and its wholly owned subsidiary, Central National Bank (CNB Bank), whereby CNB was merged with and into NBT, and CNB Bank was merged with and into NBT Bank. CNB Bank then became a division of NBT Bank. In connection with the merger, CNB stockholders received 1.2 shares of the Company's common stock for each share of CNB stock and the Company issued approximately 8.9 million shares of common stock. The transaction is structured to be tax-free to shareholders of CNB and has been accounted for as a pooling-of-interests. Accordingly, the Company's consolidated financial statements were restated to present combined consolidated financial condition and results of operations of NBT and CNB as if the merger had been in effect for all years presented. At September 30, 2001, CNB had consolidated assets of $983.1 million, deposits of $853.7 million, and equity of $62.8 million. CNB Bank operated 29 full service banking offices in nine upstate New York counties.


ANNUAL  REPORT:  NBT  BANCORP  INC.                                           46

(3) EARNINGS PER SHARE
--------------------------------------------------------------------------------

The following is a reconciliation of basic and diluted earnings per share for the years presented in the consolidated statements of income:

========================================================================================================================
                                                               Years ended December 31
                                ----------------------------------------------------------------------------------------
                                          2003                          2002                          2001
                                ----------------------------  ----------------------------  ----------------------------
                                        WEIGHTED                       Weighted                      Weighted
(In thousands,                     NET   AVERAGE  PER SHARE       Net   average  Per share      Net   average  Per share
except per share data)          INCOME    SHARES     AMOUNT    income    shares     amount   income    shares     amount
------------------------------------------------------------------------------------------------------------------------
Basic earnings per share        $47,104   32,540  $     1.45  $44,999   32,983  $     1.36  $ 3,737   32,897  $     0.11
EFFECT OF DILUTIVE SECURITIES
Stock based compensation                     285                           205                           123
Contingent shares                             19                            47                            65
                                         -------                       -------                       -------
Diluted earnings per share      $47,104   32,844  $     1.43  $44,999   33,235  $     1.35  $ 3,737   33,085  $     0.11
                                         =======                       =======                       =======
========================================================================================================================

There were approximately 229,000, 416,000, and 936,000 weighted average stock options for the years ended December 31, 2003, 2002, and 2001, respectively, that were not considered in the calculation of diluted earnings per share since the stock options' exercise prices were greater than the average market price during these periods.


(4)  FEDERAL  RESERVE  BANK  REQUIREMENT
--------------------------------------------------------------------------------

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14 day maintenance period ending December 24, 2003 was $50.1 million.


ANNUAL  REPORT:  NBT  BANCORP  INC.

(5) SECURITIES
--------------------------------------------------------------------------------
The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

=============================================================================================
                                                        Unrealized   Unrealized     Estimated
(In thousands)                          Amortized cost       gains       losses    fair value
---------------------------------------------------------------------------------------------
DECEMBER 31, 2003
U.S. Treasury                          $            58  $         1  $         -  $        59
Federal Agency                                 117,306          895          307      117,894
State and municipal                             86,956        5,477            -       92,433
Mortgage-backed                                726,471        8,536        3,216      731,791
Collateralized mortgage obligations              7,929           59            -        7,988
Asset-backed securities                              -            -            -            -
Corporate                                        6,197          214            -        6,411
Other securities                                22,488        1,937           40       24,385
                                       ------------------------------------------------------
 Total securities available for sale   $       967,405  $    17,119  $     3,563  $   980,961
                                       ======================================================

DECEMBER 31, 2002
U.S. Treasury                          $           502  $        12  $         -  $       514
Federal Agency                                 143,273        2,997            -      146,270
State and municipal                             88,237        4,126           19       92,344
Mortgage-backed                                667,511       20,164            5      687,670
Collateralized mortgage obligations             32,714          482           26       33,170
Asset-backed securities                         11,339          222        1,573        9,988
Corporate                                       14,024          330          138       14,216
Other securities                                22,489          942           20       23,411
                                       ------------------------------------------------------
 Total securities available for sale   $       980,089  $    29,275  $     1,781  $ 1,007,583
                                       ------------------------------------------------------
=============================================================================================

     The following table sets forth information with regard to sales transactions of securities available for sale:

================================================================================================================
                                                                                    Years ended December 31
                                                                               ---------------------------------
(In thousands)                                                                    2003        2002       2001
----------------------------------------------------------------------------------------------------------------
Proceeds from sales                                                            $ 206,742   $ 217,471   $ 43,318
Gross realized gains                                                               4,307       7,725      2,213
Gross realized losses                                                             (4,164)     (7,473)    (1,046)
Other-than-temporary impairment writedowns                                             -        (660)    (8,291)
                                                                               ---------------------------------
 Net security gains (losses) and writedowns on securities available for sale         143        (408)    (7,124)
Net realized gains (losses) on trading securities and embedded derivatives            32          (5)      (568)
                                                                               ---------------------------------
 Net securities gains (losses)                                                 $     175   $    (413)  $ (7,692)
                                                                               =================================
================================================================================================================

     The security with other-than-temporary impairment charges at December 31, 2003 had a remaining carrying value, which approximated fair value, of $0.4 million, is classified as securities available for sale and is on the nonaccrual status.


ANNUAL REPORT: NBT BANCORP INC.                                               48

     At December 31, 2003 and 2002, securities available for sale with amortized costs totaling $902.6 million and $519.7 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at December 31, 2003, securities available for sale with an amortized cost of $68.79 million were pledged as collateral for securities sold under the repurchase agreements.
     The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

=====================================================================================
                                     Amortized   Unrealized   Unrealized    Estimated
(In thousands)                            cost        gains       losses   fair value
-------------------------------------------------------------------------------------
DECEMBER 31, 2003
Mortgage-backed                     $   11,363  $       504  $         -  $    11,867
State and municipal                     85,437        1,011          143       86,305
Other securities                           404            -            -          404
                                    -------------------------------------------------
 Total securities held to maturity  $   97,204  $     1,515  $       143  $    98,576
                                    =================================================
DECEMBER 31, 2002
Mortgage-backed                     $   24,613  $     1,107  $         -  $    25,720
State and municipal                     56,021          897            1       56,917
Other securities                         1,880            -            -        1,880
                                    -------------------------------------------------
 Total securities held to maturity  $   82,514  $     2,004  $         1  $    84,517
                                    =================================================
=====================================================================================

     At December 31, 2003 and 2002, substantially all of the mortgage-backed securities available for sale and held to maturity held by the Company were issued or backed by Federal agencies.
     Other securities include nonmarketable equity securities, including certain securities acquired by NBT Bank's small business investment company (SBIC) subsidiary, and trust preferred securities. The following table sets forth information with regard to investment securities with unrealized losses at December 31, 2003, segregated according to the length of time the securities had been in a continuous unrealized loss position:

======================================================================================================================
                                             Less than 12 months      12 months or longer              Total
                                          ------------------------  ------------------------  ------------------------
                                                       Unrealized                Unrealized                Unrealized
Security type:                            Fair value     losses     Fair value     losses     Fair value     losses
----------------------------------------------------------------------------------------------------------------------

Mortgaged-backed                          $   243,017  $     3,213  $       128  $         3  $   243,145  $     3,216
Federal agency                                 10,693          307            -            -       10,693          307
State and municipal                             3,745          143                                  3,745          143
Other securities                                1,960           40            -            -        1,960           40
                                          ----------------------------------------------------------------------------
 Total securities with unrealized losses  $   259,415  $     3,703  $       128  $         3  $   259,543  $     3,706
                                          ============================================================================
======================================================================================================================

     The unrealized losses for the investment securities listed on the above table resulted from current market interest rates for investment securities with similar terms and cashflow structure exceeding the stated interest rate for these investment securities at December 31, 2003. Interest rates are volatile and unpredictable, therefore, the Company considers unrealized losses stemming from interest rate changes to be temporary. Additionally, there is a low level of credit risk associated with the above investment securities, as the majority of the securities listed above are guaranteed by a governmental agency or a GSE coupled with a strong credit rating, typically AAA, issued by Moody's or Standard and Poors.


ANNUAL REPORT: NBT BANCORP INC.                                               49

     The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2003:

=========================================================================================
(In thousands)                                     Amortized cost   Estimated fair value
-----------------------------------------------------------------------------------------
DEBT SECURITIES CLASSIFIED AS AVAILABLE FOR SALE
Within one year                                    $         5,172  $               5,241
From one to five years                                     278,005                283,738
From five to ten years                                     617,369                620,258
After ten years                                             55,859                 60,647
                                                   --------------------------------------
                                                   $       956,405  $             969,884
                                                   ======================================
DEBT SECURITIES CLASSIFIED AS HELD TO MATURITY
Within one year                                    $        45,679  $              45,681
From one to five years                                      21,727                 22,272
From five to ten years                                      13,560                 13,857
After ten years                                             16,238                 16,766
                                                   --------------------------------------
                                                   $        97,204  $              98,576
                                                   ======================================
=========================================================================================

     Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.
Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
     Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issues that exceeded 10% of consolidated stockholders' equity at December 31, 2003 and 2002.


(6)  LOANS  AND  LEASES  AND  ALLOWANCE  FOR  LOAN  AND  LEASE  LOSSES
--------------------------------------------------------------------------------

A summary of loans and leases, net of deferred fees and origination costs, by category is as follows:

================================================================================

                                                            December 31
                                                      ----------------------
(In thousands)                                           2003        2002
----------------------------------------------------------------------------
Residential real estate mortgages                     $  703,906  $  579,638
Commercial and commercial real estate mortgages          954,024     920,330
Real estate construction and development                  86,046      64,025
Agricultural and agricultural real estate mortgages      106,310     104,078
Consumer                                                 390,413     357,214
Home equity                                              336,547     269,553
Lease financing                                           62,730      61,094
                                                      ----------------------
  Total loans and leases                              $2,639,976  $2,355,932
                                                      ======================

================================================================================

     FHLB advances are collateralized by a blanket lien on the Company's residential real estate mortgages.


ANNUAL REPORT: NBT BANCORP INC.                                               50

     Changes in the allowance for loan and lease losses for the three years ended December 31, 2003, are summarized as follows:

===============================================================================
                                                  Years ended December 31,
                                             ----------------------------------
(In thousands)                                  2003       2002        2001
-------------------------------------------------------------------------------
Balance at January 1                         $  40,167   $ 44,746   $   32,494
Allowance related to purchase acquisitions           -          -          505
Provision                                        9,111      9,073       31,929
Recoveries                                       5,216      4,670        2,189
Charge-offs                                    (11,843)   (18,322)     (22,371)
                                             ----------------------------------
Balance at December 31                       $  42,651   $ 40,167   $   44,746
                                             ==================================

===============================================================================

     The following table sets forth information with regard to nonperforming loans:

========================================================================
                                                    At December 31,
                                               -------------------------
(In thousands)                                   2003     2002     2001
------------------------------------------------------------------------
Loans in nonaccrual status                     $13,861  $24,009  $40,210
Loans contractually past due 90 days or
  more and still accruing interest                 968    1,976    2,975
Restructured loans                                   -      409      603
                                               -------------------------
  Total nonperforming loans                    $14,829  $26,394  $43,788
                                               =========================
========================================================================

     There were no material commitments to extend further credit to borrowers with nonperforming loans.
     Accumulated interest on the above nonaccrual loans of approximately $1.7 million, $1.9 million , and $3.2 million would have been recognized as income in 2003, 2002, and 2001, respectively, had these loans been in accrual status. Approximately $1.2 million, $1.8 million, and $0.6 million of interest on the above nonaccrual loans was collected in 2003, 2002, and 2001, respectively.
     At December 31, 2003 and 2002, the recorded investment in loans that are considered to be impaired totaled $8.7 million and $17.6 million, respectively, for which the related allowance for loan losses is $0.2 million and $0.5 million, respectively. As of December 31, 2003 and 2002, there were $7.5 million and $15.5 million, respectively, of impaired loans which did not have an allowance for loan losses due generally to the adequacy of their collateral. Included in total impaired loans at 2002 was $0.4 million of restructured loans.
     The following provides additional information on impaired loans for the periods presented:

========================================================================================
                                                             Years ended December 31
                                                          ------------------------------
(In thousands)                                              2003       2002      2001
----------------------------------------------------------------------------------------
Average recorded investment on impaired loans             $  12,741  $ 23,549  $  21,618
Interest income recognized on impaired loans                    608     1,469        591
Cash basis interest income recognized on impaired loans         608     1,469        591
========================================================================================


ANNUAL  REPORT:  NBT  BANCORP  INC.                                           51

RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers, and other related parties. Such loans, in management's opinion, do not present more than the normal risk of collectibility or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties and changes during the years are summarized as follows:

==================================================
(In thousands)                  2003      2002
--------------------------------------------------
Balance at January 1          $16,959   $  14,640
New loans                       3,706       4,565
Change in Composition               -         569
Repayments                     (4,587)     (2,815)
                              --------------------
Balance at December 31        $16,078   $  16,959
                              ====================
==================================================

(7) PREMISES AND EQUIPMENT, NET
--------------------------------------------------------------------------------

A summary of premises and equipment follows:

===========================================================
                                             December 31
                                         ------------------
(In thousands)                             2003      2002
-----------------------------------------------------------
Land, buildings, and improvements        $ 71,072  $ 66,542
Equipment                                  55,602    52,123
Construction in progress                       17       423
                                         ------------------
                                          126,691   119,088
Accumulated depreciation                   64,248    57,827
                                         ------------------
Total premises and equipment             $ 62,443  $ 61,261
                                         ==================
===========================================================

     Land, buildings, and improvements with a carrying value of approximately $4.0 million and $4.0 million at December 31, 2003 and 2002, respectively, are pledged to secure long-term borrowings.
     Rental expense included in occupancy expense amounted to $2.4 million in 2003, $2.1 million in 2002, and $2.1 million in 2001. The future minimum rental payments related to noncancelable operating leases with original terms of one year or more are as follows at December 31, 2003 (in thousands):

================================
2004                     $ 2,057
2005                       1,596
2006                       1,420
2007                       1,220
2008                         840
Thereafter                 4,427
                         -------
 Total                   $11,560
                         =======
================================


ANNUAL  REPORT:  NBT  BANCORP  INC.                                          52

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
--------------------------------------------------------------------------------

Upon the adoption of SFAS No.142 on January 1, 2002, and SFAS No. 147 on October 1, 2002, with retroactive application to January 1, 2002, the Company ceased amortizing its goodwill and unidentifiable intangible assets related to branch acquisitions, which decreased noninterest expense and increased net income in 2002 as compared to 2001. The following table shows the pro forma effects of applying SFAS No. 142 and SFAS No. 147 to the 2001 period:

=======================================================================
                                                             Year ended
                                                           December 31,
(In thousands, except per share amounts)                           2001
GOODWILL AND UNIDENTIFIED INTANGIBLE ASSET AMORTIZATION
Pretax                                                    $       3,563
After-tax                                                         2,426

NET INCOME
Reported                                                          3,737
Add back: after-tax amortization                                  2,426
                                                          -------------
Adjusted                                                  $       6,163
                                                          =============
BASIC EARNINGS PER SHARE (EPS)
Reported                                                           0.11
Add back: after-tax amortization per share                         0.07
Adjusted                                                  $        0.19

DILUTED EPS
Reported                                                           0.11
Add back: after-tax amortization per share                         0.07
Adjusted                                                  $        0.19
=======================================================================

     Upon the adoption of SFAS No. 147 on October 1, 2002, approximately $30.6 million of unidentified intangible assets were reclassified to goodwill retroactive to January 1, 2002.
     A  summary  of  goodwill  by  operating  subsidiaries  follows:

================================================================================
                               January 1,   Goodwill   Impairment  December 31,
(In thousands)                    2003      Acquired      Loss         2003
--------------------------------------------------------------------------------
NBT Bank, N.A.                 $    43,120  $   1,400           -  $      44,520
NBT Financial Services, Inc.         3,001          -           -          3,001
                               -------------------------------------------------
   Total                       $    46,121  $   1,400           -  $      47,521
                               =================================================
================================================================================

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


ANNUAL  REPORT:  NBT  BANCORP  INC.                                           53

     A summary of core deposit and other intangible assets follows:

===============================================================
                                                 December 31,
                                               ----------------
(In thousands)                                  2003     2002
---------------------------------------------------------------
CORE DEPOSIT INTANGIBLES
Gross carrying amount                          $5,585  $  5,433
Less: accumulated amortization                  4,497     3,931
                                               ----------------
 Net carrying amount                            1,088     1,502
                                               ----------------
UNIDENTIFIED INTANGIBLE ASSETS
Gross carrying amount                           1,031     1,031
Less: accumulated amortization                    339       287
 Net carrying amount                              692       744
                                               ----------------
Intangible for minimum pension liability          551         -
                                               ----------------
TOTAL INTANGIBLES WITH DEFINITE USEFUL LIVES
Gross carrying amount                           7,167     6,464
Less: accumulated amortization                  4,836     4,218
                                               ----------------
 Net carrying amount                           $2,331  $  2,246
                                               ================

===============================================================

     Amortization expense on intangible assets with definite useful lives totaled $0.6 million for 2003, and $0.8 million for 2002 and 2001, respectively. Amortization expense on intangible assets with definite useful lives is expected to total $0.3 million for 2004, 2005, 2006, 2007 and $0.2 million for 2008.

(9)  DEPOSITS
--------------------------------------------------------------------------------

The following table sets forth the maturity distribution of time deposits at December 31, 2003 (in thousands):

=============================================
TIME DEPOSITS
---------------------------------------------
Within one year                    $  684,616
After one but within two years        265,461
After two but within three years       65,378
After three but within four years      55,170
After four but within five years       19,875
After five years                        8,723
                                   ----------
  Total                            $1,099,223
                                   ==========
=============================================

     Time deposits of $100,000 or more aggregated $353.8 million and $428.7 million at year end 2003 and 2002, respectively.


ANNUAL  REPORT:  NBT  BANCORP  INC.                                           54

(10) SHORT-TERM BORROWINGS
--------------------------------------------------------------------------------

Short-term borrowings total $302.9 million and $105.6 million at December 31, 2003 and 2002, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank (FHLB) advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB available for short-term financing and access to brokered deposits of approximately $559 million and $562 million at December 31, 2003 and 2002, respectively.
     Included in the information provided above, the Company has two lines of credit, expiring on November 6, 2004, which are available with the FHLB. The first is an overnight line of credit for approximately $100.0 million with interest based on existing market conditions. The second is a one-month overnight repricing line of credit for approximately $50.0 million with interest based on existing market conditions. As of December 31, 2003, there was $84.0 million (included in federal funds purchased) outstanding on these lines of credit. Borrowings on these lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans.
Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company's control.
     Information  related  to  short-term  borrowings  is summarized as follows:

===========================================================================
(In thousands)                                  2003       2002      2001
---------------------------------------------------------------------------
FEDERAL FUNDS PURCHASED
Balance at year-end                           $ 59,000   $53,500   $31,000
Average during the year                         55,797    17,404    30,752
Maximum month end balance                       89,000    53,500    47,200
Weighted average rate during the year             1.22%     1.83%     4.79%
Weighted average rate at December 31              1.14%     1.35%     1.35%

SECURITIES SOLD UNDER REPURCHASE AGREEMENTS
Balance at year-end                           $ 68,681   $51,851   $64,973
Average during the year                         68,044    63,470    56,408
Maximum month end balance                      101,192    69,477    64,973
Weighted average rate during the year             1.02%     1.43%     3.38%
Weighted average rate at December 31              0.92%     1.16%     1.62%

OTHER SHORT-TERM BORROWINGS
Balance at year-end                           $175,250   $   250   $26,040
Average during the year                         66,491     6,165    36,002
Maximum month end balance                      175,250    25,787    71,654
Weighted average rate during the year             1.20%     1.75%     5.35%
Weighted average rate at December 31              1.20%     1.10%     5.11%
===========================================================================


ANNUAL  REPORT:  NBT  BANCORP  INC.                                          55

(11) LONG-TERM DEBT
--------------------------------------------------------------------------------

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company's long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans. A summary as of December 31, 2003 is as follows:

=============================================================
                             As of December 31, 2003
                    -----------------------------------------
                              Weighted              Weighted
                               Average   Callable    Average
Maturity             Amount     Rate      Amount      Rate
-------------------------------------------------------------
2004                $ 30,000      3.42%  $       -
2005                  65,000      4.17%     25,000      4.40%
2006                  25,000      4.45%          -
2007                  10,000      2.90%          -
2008                  90,441      3.80%     35,000      5.29%
2009                  75,000      5.25%     75,000      5.25%
2010                  25,000      3.07%          -
2012                  20,000      2.02%     20,000      2.02%
2013                  25,000      3.21%     25,000      3.21%
2025                   4,259      1.96%          -
                    --------             ---------
                    $369,700             $ 180,000
                    ========             =========
=============================================================

(12) GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES
--------------------------------------------------------------------------------

On June 14, 1999, CNB established CNBF Capital Trust I (the Trust), which is a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures (capital securities). On August 4, 1999, the Trust issued $18.0 million in capital securities at 3-month LIBOR plus 275 basis points, which equaled 8.12% at issuance. The rate on the capital securities resets quarterly, equal to the 3-month LIBOR plus 275 basis points (3.89% and 4.55% for the December 31, 2003 and 2002 quarterly payments, respectively). The capital securities are the sole asset of the Trust. The obligations of the Trust are guaranteed by Bancorp. Capital securities totaling $1.0 million were issued to NBT. These capital securities were retired upon the merger of NBT and CNB (see note 2). The net proceeds from the sale of the capital securities were used for general corporate purposes and to provide a capital contribution of $15.0 million to CNB Bank, which was merged into NBT Bank. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions, subject to certain restrictions. The Company's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from the NBT Bank. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of NBT Bank to pay dividends (see also note 14). The capital securities are not classified as debt for financial statement purposes and therefore the expense associated with the capital securities is recorded as non-interest expense in the consolidated statements of income. As noted previously, upon the adoption of the revised FIN No. 46 during the first quarter of 2004, the Trust will be de-consolidated from our balance sheet. The Trust obligation will be classified as component of liabilities as long-term debt and interest paid to the Trust will be treated as component of interest expense in 2004. The Capital Securities will not be included in the consolidated balance sheet upon deconsolidation of the Trust.

(13) INCOME TAXES
--------------------------------------------------------------------------------

The significant components of income tax expense attributable to operations are:


ANNUAL  REPORT:  NBT  BANCORP  INC.                                          56

============================================================
                                 Years ended December 31
                            --------------------------------
                               2003       2002       2001
------------------------------------------------------------
CURRENT
Federal                     $  12,723   $  12,569  $  5,404
State                           2,390         590     1,471
                            --------------------------------
                               15,113      13,159     6,875
                            --------------------------------
DEFERRED
Federal                         7,980       7,048    (4,963)
State                          (1,623)      1,607    (1,370)
                            --------------------------------
                                6,357       8,655    (6,333)
                            --------------------------------
  Total income tax expense  $  21,470   $  21,814  $    542
                            ================================
============================================================

     Not included in the above table is income tax expense (benefit) of approximately ($6.9 million), $8.1 million, and $3.7 million for 2003, 2002, and 2001, respectively, relating to unrealized gain (loss) on available for sale securities and tax benefits recognized with respect to stock options exercised, which were recorded directly in stockholders' equity.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

======================================================================================
                                                                        December 31
                                                                    ------------------
(In thousands)                                                        2003      2002
--------------------------------------------------------------------------------------
DEFERRED TAX ASSETS
Allowance for loan and lease losses                                 $16,251   $15,532
Deferred compensation                                                 4,744     3,887
Postretirement benefit obligation                                     1,793     1,672
Writedowns on corporate debt securities                               2,341     2,123
Accrued severance and contract termination costs                        135       142
Other real estate owned                                                  80        86
Purchase accounting adjustments, net                                     41       100
Accrued liabilities                                                     958     1,313
Intangible amortization                                                   -       752
Capital loss carryforward                                                 -       553
Net operating loss and tax credits carryforward                       1,866       318
Other                                                                   541       285
                                                                    ------------------
  Total deferred tax assets                                          28,750    26,763
                                                                    ------------------
DEFERRED TAX LIABILITIES
Pension and executive retirement                                      6,503     2,377
Premises and equipment, primarily due to accelerated depreciation     3,343     3,222
Equipment leasing                                                    15,365    11,071
Securities discount accretion                                           466       630
Deferred loan costs                                                     656       651
Tax bad debt reserve                                                      -       114
Intangible amortization                                                 995         -
Other                                                                   202       220
Undistributed income of subsidiaries                                      -       901
                                                                    ------------------
  Total deferred tax liabilities                                     27,530    19,186
                                                                    ------------------
  Net deferred tax asset at year-end                                  1,220     7,577
Net deferred tax asset at beginning of year                           7,577    16,232
                                                                    ------------------
(Decrease) increase in net deferred tax asset                       $(6,357)  $(8,655)
                                                                    ==================
======================================================================================


ANNUAL  REPORT:  NBT  BANCORP  INC.                                          57

     The above table does not include the recorded deferred tax liability of $5.4 million as of December 31, 2003 and $11.0 million as of December 31, 2002 related to the net unrealized holding gain/loss in the available-for-sale securities portfolio. The table also excludes a deferred tax asset of $145,000 as of December 31, 2003 related to the minimum SERP liability. The changes in these deferred assets and liabilities are recorded directly in stockholders' equity.
     Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2003 and 2002.
     At December 31, 2003, the Company has a state net operating loss carryforward of $25.8 million which will expire at various dates through 2023. The utilization of the tax net operating losss carryforward is subject to limitations imposed by the Internal Revenue Code. The Company believes these limitations will not prevent the carryforward benefits from being realized. At December 31, 2003, the Company also has a state charitable contribution carryforward of $1.0 million which expires at various dates through 2008 and a New York State tax credit carryforwards of $1.4 million which may be carried forward indefinitely.
     The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

===========================================================================
                                               Years ended December 31
                                          ---------------------------------
(In thousands)                               2003        2002       2001
---------------------------------------------------------------------------
Federal Income tax at statutory rate      $  24,001   $  23,384   $  1,498
Tax exempt income                            (2,545)     (2,493)    (2,475)
Nondeductible expenses                          205         122        400
Nondeductible merger expenses                     -           -      1,419
Net increase in CSV of life insurance          (513)       (153)      (121)
Divident received deduction                    (219)       (177)      (142)
State taxes, net of federal tax benefit         499       1,428         66
Other, net                                       40        (297)      (103)
                                          ---------------------------------
 Income tax expense                       $  21,470   $  21,814   $    542
                                          ---------------------------------
===========================================================================

(14)  STOCKHOLDERS'  EQUITY
--------------------------------------------------------------------------------

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At December 31, 2003, approximately $28.9 million of the total stockholders' equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.
     In November 1994, the Company adopted a Stockholder Rights Plan (Plan) designed to ensure that any potential acquirer of the Company negotiate with the board of directors and that all Company stockholders are treated equitably in the event of a takeover attempt. At that time, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar rights are attached to each share of the Company's common stock issued after November 15, 1994. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial


ANNUAL REPORT: NBT BANCORP INC.                                               58
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


(15)  REGULATORY  CAPITAL  REQUIREMENTS
--------------------------------------------------------------------------------

Bancorp and NBT Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NBT Bank must meet specific capital guidelines that involve quantitative measures of NBT Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company and NBT Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2003 and 2002, the Company and NBT Bank meet all capital adequacy requirements to which they were subject.
     Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. As of December 31, 2003, the most recent notification from NBT Bank's regulators categorized NBT Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized NBT Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 capital to average asset ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NBT Bank's category.


ANNUAL REPORT: NBT BANCORP INC.                                               59

     The Company and NBT Bank's actual capital amounts and ratios are presented as follows:

===================================================================================================
                                                                Regulatory ratio requirements
                                                Actual      ---------------------------------------
                                          ----------------           Minimum    For classification
(Dollars in thousands)                     Amount   Ratio   capital adequacy   as well capitalized
---------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2003
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
Company combined                          $303,117  11.21%              8.00%                10.00%
NBT Bank                                   291,226  10.85%              8.00%                10.00%

TIER I CAPITAL (TO RISK WEIGHTED ASSETS)
Company combined                           269,222   9.96%              4.00%                 6.00%
NBT Bank                                   257,303   9.59%              4.00%                 6.00%

TIER I CAPITAL (TO AVERAGE ASSETS)
Company combined                           269,222   6.76%              4.00%                 5.00%
NBT Bank                                   257,303   6.50%              4.00%                 5.00%

AS OF DECEMBER 31, 2002
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
Company combined                          $275,954  11.18%              8.00%                10.00%
NBT Bank                                   270,435  11.12%              8.00%                10.00%

TIER I CAPITAL (TO RISK WEIGHTED ASSETS)
Company combined                           244,992   9.93%              4.00%                 6.00%
NBT Bank                                   239,904   9.86%              4.00%                 6.00%

TIER I CAPITAL (TO AVERAGE ASSETS)
Company combined                           244,992   6.73%              4.00%                 5.00%
NBT Bank                                   239,904   6.62%              4.00%                 5.00%
===================================================================================================

(16) EMPLOYEE BENEFIT PLANS
--------------------------------------------------------------------------------

PENSION  PLAN

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at December 31, 2003. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company's policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company's plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.
     Prior to December 31, 2001, the Company maintained two noncontributory defined benefit retirement plans, the NBT Bancorp Inc. Defined Benefit Pension Plan and the Central National Bank, Canajoharie Pension Plan. Effective December 31, 2001, the Company merged those two plans.


ANNUAL REPORT: NBT BANCORP INC.                                              60

     The net periodic pension expense and the funded status of the plan are as follows:

===============================================================================================================
                                                                                   Years ended December 31
                                                                              ---------------------------------
(In thousands)                                                                   2003        2002       2001
---------------------------------------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                                  $   1,347   $   1,484   $  1,968
Interest cost                                                                     2,028       2,041      2,038
Expected return on plan assets                                                   (3,175)     (2,549)    (2,703)
Amortization of initial unrecognized asset                                         (192)       (192)      (196)
Amortization of prior service cost                                                  153         160        234
Amortization of unrecognized net gain                                               295           -        (23)
                                                                              ---------------------------------
 Net periodic pension cost                                                    $     456   $     944   $  1,318
                                                                              ---------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation at beginning of year                                       $ (31,942)  $ (31,846)  $(28,867)
Service cost                                                                     (1,347)     (1,484)    (1,968)
Interest cost                                                                    (2,028)     (2,041)    (2,038)
Actuarial loss                                                                   (3,512)     (1,238)    (1,438)
Benefits paid                                                                     2,412       3,348      2,465
Prior service cost                                                                 (374)      1,319          -
                                                                              ---------------------------------
 Projected benefit obligation at end of year                                  $ (36,791)  $ (31,942)  $(31,846)

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                                $  32,602   $  29,548   $ 28,666
Actual return on plan assets                                                      5,216      (1,598)      (814)
Employer contributions                                                            8,500       8,000      3,950
Benefits paid                                                                    (2,412)     (3,348)    (2,465)
Actuarial gain due to measurement date prior to December 31                           -           -        211
 Fair value of plan assets at end of year                                     $  43,906   $  32,602   $ 29,548
                                                                              ---------------------------------
Plan assets in excess of (less than) projected benefit obligation             $   7,115   $     660   $ (2,298)
Unrecognized portion of net asset at transition                                    (981)     (1,172)    (1,364)
Unrecognized net actuarial loss                                                   9,475       8,298      2,913
Unrecognized prior service cost                                                   1,748       1,527      3,006
                                                                              ---------------------------------
 Prepaid (accrued) pension cost                                               $  17,357   $   9,313   $  2,257
                                                                              =================================
ACCUMULATED BENEFIT OBLIGATION                                                $ (35,381)  $ (31,022)  $(28,433)
                                                                              =================================
WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                                                      6.00%       6.50%      7.00%
Expected long-term return on plan assets                                           8.75%       8.75%      9.00%
Rate of compensation increase                                                      3.75%       4.00%      4.00%
The following assumptions were used to determine net periodic pension cost:
  Discount rate                                                                    6.50%       7.00%      7.25%
  Exopected long-term return on plan assets                                        8.75%       9.00%      9.00%
  Rate of compensation expense                                                     4.00%       4.00%      4.00%
===============================================================================================================



ANNUAL REPORT: NBT BANCORP INC.                                               61

     The following is a summary of the plan's weighted average asset allocation at December 31, 2003:

====================================================
                                Actual   Percentage
(In thousands)              Allocation   Allocation
----------------------------------------------------
Cash and Cash Equivalents   $     2,295        5.23%
US Government Bonds              13,159       29.97%
Corporate Bonds                   4,876       11.11%
Foreign Bonds                       251        0.57%
Common Stock                     21,229       48.35%
Preferred Stock                   1,175        2.68%
Foreign Equity                      921        2.10%
                            ------------------------
Total                       $    43,906      100.00%
                            ========================
====================================================


PLAN  INVESTMENT  POLICY  AS  OF  DECEMBER  31,  2003:

     The Company's key investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions, at the appropriate levels of risk; to meet statutory requirements and regulatory agencies' requirements; and to satisfy applicable accounting standards. The Company periodically evaluates the asset allocations, funded status, rate of return assumption and contribution strategy for satisfaction of our investment objectives. Generally, the investment manager allocates investments as follows: of 20-40% of the total portfolio in fixed income, 40-80% in equities, and 0-20% in cash. Only high-quality bonds should be included in the portfolio. All issues that are rated lower than A by Standard and Poor's should be excluded. Equity securities at December 31, 2003 and 2002 do not include any NBT Bancorp Inc. common stock.


DETERMINATION  OF  ASSUMED  RATE  OF  RETURN

The  Company  has  selected  the  assumed rate of return based on the following:

=======================================================================================================
                                                                                   Expected    Expected
                           Percentage                                        10-Year Return    Weighted
                           Allocation         Comparable Market Index               Average      Return
-------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents        5.20%                                                 4.00%      0.21%
US Government Bonds             30.00%  Lehman Bros. Inter. Term Govt Index            6.33%      1.90%
Corporate Bonds                 11.10%  AAA Corporate Bonds                            7.22%      0.80%
Foreign Bonds                    0.60%  Lehman Bros. Govt/Corp Index                   6.98%      0.04%
Common Stock                    48.30%  S&P 500                                       11.07%      5.35%
Preferred Stock                  2.70%  S&P 500                                       11.07%      0.30%
Foreign Equity                   2.10%  MSCI World Index                               7.14%      0.15%
                                                                                              ---------
                                        Expected Average Return:                                  8.75%
                                                                                              =========

In addition, the Plan's assets have had an average annual return of 9.43% during the last ten fiscal years.
The Company expects to make no contributions to the plan in 2004.
=======================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               62

     In addition to the Company's noncontributory defined benefit retirement and pension plan, the Company provides a supplemental employee retirement plans to certain current and former executives. The amount of the liabilities recognized in the Company's consolidated balance sheets associated with these plans was $8.5 million and $7.1 million at December 31, 2003 and 2002, respectively. The charges to expense with respect to these plans amounted to $1.0 million, $1.0 million, and $0.4 million for the years ended December 31, 2003, 2002, and 2001, respectively. The discount rate used in determining the actuarial present values of the projected benefit obligations was 6.00%, 6.50%, and 7.00%, at December 31, 2003, 2002, and 2001, respectively.


POSTRETIREMENT  BENEFITS  OTHER  THAN  PENSIONS

The Company provides certain health care benefits for retired employees. Benefits are accrued over the employees' active service period. Only employees that were employed by NBT Bank on or before January 1, 2000 are eligible to receive postretirement health care benefits. The plan is contributory for participating retirees, requiring participants to absorb certain deductibles and coinsurance amounts with contributions adjusted annually to reflect cost sharing provisions and benefit limitations called for in the plan. Employees become eligible for these benefits if they reach normal retirement age while working for the Company. The Company funds the cost of postretirement health care as benefits are paid. The Company elected to recognize the transition obligation on a delayed basis over twenty years.

================================================================================
                                                       Years ended December 31
                                                  ---------------------------------
(In thousands)                                       2003       2002        2001
-----------------------------------------------------------------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                      $     131   $    221   $     175
Interest cost                                           365        454         300
Amortization of transition obligation                    39         39          39
Amortization of losses                                  161        141          31
Amortization of unrecognized prior service cost        (159)       (27)        (14)
                                                  ---------------------------------
 Net periodic postretirement benefit cost         $     537   $    828   $     531
                                                  ---------------------------------
CHANGE IN ACCUMULATED BENEFIT OBLIGATION
Benefit obligation at beginning of the year       $   7,516   $  5,399   $   4,738
Service cost                                            131        221         175
Interest cost                                           365        454         300
Plan participants' contributions                          -          -           -
Actuarial loss (gain)                                   117      1,976       1,640
Amendments                                           (3,045)      (168)     (1,224)
Benefits paid                                          (304)      (366)       (230)
                                                  ---------------------------------
Accumulated benefit obligation at end of year     $   4,780   $  7,516   $   5,399
                                                  ---------------------------------
COMPONENTS OF ACCRUED BENEFIT COST
Accumulated benefit obligation at end of year     $  (4,780)  $ (7,516)  $  (5,399)
Unrecognized transition obligation                       62        101         139
Unrecognized prior service cost                      (3,219)      (333)       (192)
Unrecognized actuarial net loss                       3,866      3,912       2,077
                                                  ---------------------------------
 Accrued benefit cost                             $  (4,071)  $ (3,836)  $  (3,375)
                                                  ---------------------------------
Weighted average discount rate                         6.00%      6.50%       7.00%
===================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               63

     For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2003 were assumed to be 8.5 and 12.0 percent, respectively. The rates were assumed to decrease gradually to 5.0 percent for fiscal year 2010 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2003:

=========================================================================================================
                                                                         1-Percentage      1-Percentage
(In thousands)                                                          point increase    point decrease
---------------------------------------------------------------------------------------------------------
Increase (descrease) on total service and interest cost components      $            41  $           (36)
Increase (descrease) on postretirement accumulated benefit obligation               566             (506)
=========================================================================================================

EMPLOYEE  401(K)  AND  EMPLOYEE  STOCK  OWNERSHIP  PLANS

At December 31, 2003, the Company maintains a 401(k) and employee stock ownership plan (the Plan). The Company contributes to the Plan based on employees' contributions out of their annual salary. In addition, the Company may also make discretionary contributions to the Plan based on profitability. Participation in the plan is contingent upon certain age and service requirements.
     CNB maintained a 401(k) plan. On January 1, 2002, the CNB plan was merged into the Company's plan. The recorded expenses associated with these plans was $1.5 million in 2003, $1.3 million in 2002, and $0.8 million in 2001.


STOCK  OPTION  PLANS

The  following  is  a  summary  of  changes  in  options  outstanding:
     The following table summarizes information concerning stock options outstanding at December 31, 2003:

============================================================================
                                                        Weighted average of
                                                  exercise price of options
                              Number of options             under the plans
----------------------------------------------------------------------------
Balance at December 31, 2000          1,477,824                      $ 13.59
Granted                                 726,746                        15.13
Exercised                              (219,659)                        8.92
Lapsed                                  (79,036)                       15.83
                              ----------------------------------------------
Balance at December 31, 2001          1,905,875                        14.61
Granted                                 497,670                        14.40
Exercised                              (170,661)                        9.69
Lapsed                                  (40,661)                       14.09
                              ----------------------------------------------
Balance at December 31, 2002          2,192,223                        14.96
Granted                                 398,888                        17.72
Exercised                              (489,253)                       12.42
Lapsed                                  (37,284)                       14.89
                              ----------------------------------------------
Balance at December 31, 2003          2,064,574                      $ 16.09
                              ==============================================

============================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               64

========================================================================================================
                                Options outstanding
                  ------------------------------------------------------       Options exercisable
                                    Weighted average                        ------------------------------
Range of               Number  remaining contractual   Weighted average         Number  Weighted average
exercise prices   outstanding        life (in years)     exercise price    exercisable    exercise price
--------------------------------------------------------------------------------------------------------
$9.00-$12.25         148,696                    5.05             $ 10.62      141,087            $ 10.63
$12.26-$15.50        692,286                    7.26               14.54      395,187              14.61
$15.51-$18.75        989,716                    7.31               16.97      476,221              16.80
$18.76-$22.00        233,876                    5.79               20.47      201,920              20.55
--------------------------------------------------------------------------------------------------------
$9.00-$22.00       2,064,574                    6.96             $ 16.09    1,214,415            $ 16.00
========================================================================================================


(17) COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------------------------------------------------

The Company's concentrations of credit risk are reflected in the consolidated balance sheets. The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.
     At December 31, 2003, approximately 62% of the Company's loans are secured by real estate located in central and northern New York and northeastern Pennsylvania. Accordingly, the ultimate collectibility of a substantial portion of the Company's portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.
     The Company is a party to certain financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit, and as certain mortgage loans sold to investors with recourse. The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit, and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit standards in making commitments and conditional obligations as it does for on balance sheet instruments.
     The total amount of loans serviced by the Company for unrelated third parties was approximately $66.4 million and $77.2 million at December 31, 2003 and 2002, respectively.

===========================================================================
                                                           At December 31
                                                         ------------------
(In thousands)                                             2003      2002
---------------------------------------------------------------------------
Unused lines of credit                                   $ 74,646  $ 72,458
Commitments to extend credits, primarily variable rate    398,360   336,665
Standby letters of credit                                  17,052    24,659
Loans sold with recourse                                   10,824    15,022
===========================================================================

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


ANNUAL REPORT: NBT BANCORP INC.                                               65

     The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of the Company's stand-by lettters of credit at December 31, 2003 and 2002 was not significant.

(18)  PARENT  COMPANY  FINANCIAL  INFORMATION
--------------------------------------------------------------------------------

===========================================================================
CONDENSED BALANCE SHEETS
---------------------------------------------------------------------------
                                                             December 31
                                                         ------------------
(In thousands)                                               2003      2002
---------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                $  6,117  $  5,038
Securities available for sale, at estimated fair value      7,601     6,624
Investment in subsidiaries, on equity basis               315,842   305,080
Other assets                                               18,384    13,243
                                                         ------------------
  Total assets                                           $347,944  $329,985
                                                         ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Total liabilities                                        $ 37,910  $ 37,603
Stockholders' equity                                      310,034   292,382
                                                         ------------------
  Total liabilities and stockholders' equity             $347,944  $329,985
                                                         ==================
===========================================================================

CONDENSED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------
                                                                     Years ended December 31
                                                                 --------------------------------
(In thousands)                                                        2003       2002       2001
-------------------------------------------------------------------------------------------------

Gain on sale of building                                          $       -  $    220  $       -
----------------------------------------------------------------  ---------  --------  ----------
Dividends from subsidiaries                                          28,715    32,803     27,775
Management fee from subsidiaries                                     44,736    43,377     25,860
Interest and other dividend income                                      206       540      1,273
Net gain on sale of securities available for sale                         -       341        294
                                                                  -------------------------------
                                                                     73,657    77,281     55,202
Operating expense                                                    45,692    44,513     41,535
Income before income tax (benefit) expense and (distributions
  in excess of) equity in undistributed income of subsidiaries       27,965    32,768     13,667
Income tax expense (benefit)                                            272        22     (3,907)
Equity in undistributed income of (distributions in excess of)
  subsidiaries                                                       19,411    12,253    (13,837)
                                                                  -------------------------------
Net income                                                        $  47,104  $ 44,999  $   3,737
                                                                  ===============================
=================================================================================================


ANNUAL REPORT: NBT BANCORP INC.                                               66

========================================================================================================================
CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------
                                                                                            Years ended December 31
                                                                                       ---------------------------------
(In thousands)                                                                            2003        2002       2001
------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                             $  47,104   $  44,999   $  3,737
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net gains on sale of securities available for sale                                             -        (341)      (294)
Tax benefit from exercise of stock options                                                 1,294         199        327
Distributions in excess of (equity in undistributed) income of subsidiaries              (19,411)    (12,253)    13,837
Other, net                                                                                (5,302)      3,058      4,354
                                                                                       ---------------------------------
  Net cash provided by operating activities                                               23,685      35,662     21,961
                                                                                       ---------------------------------
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale                                           -         732      4,458
Purchases of securities available for sale                                                     -           -       (390)
Purchases of premises and equipment                                                       (1,534)     (1,582)    (2,603)
                                                                                       ---------------------------------
  Net cash (used in) provided by investing activities                                     (1,534)       (850)     1,465
                                                                                       ---------------------------------
FINANCING ACTIVITIES
Proceeds from the issuance of shares to employee benefit plans and other stock plans       7,675       1,583      2,046
Payment on long-term debt                                                                    (85)        (80)       (75)
Purchase of treasury shares                                                               (6,489)    (10,803)   (11,126)
Cash dividends and payment for fractional shares                                         (22,173)    (22,445)   (20,127)
                                                                                       ---------------------------------
  Net cash (used in) financing activities                                                (21,072)    (31,745)   (29,282)
                                                                                       ---------------------------------
  Net increase (decrease) in cash and cash equivalents                                     1,079       3,067     (5,856)
Cash and cash equivalents at beginning of year                                             5,038       1,971      7,827
                                                                                       ---------------------------------
Cash and cash equivalents at end of year                                               $   6,117   $   5,038   $  1,971
                                                                                       =================================
========================================================================================================================

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


ANNUAL REPORT: NBT BANCORP INC.                                               67
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


GUARANTEED PREFERRED BENEFICIAL INTERESTS IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

Given the variable rate nature of this financial instrument, the carrying value approximates fair value.
     Estimated fair values of financial instruments at December 31 are as follows:

=========================================================================================================
                                                                  2003                     2002
                                                         -----------------------  -----------------------
                                                          Carrying     Estimated    Carrying    Estimated
(In thousands)                                              amount    fair value      amount   fair value
---------------------------------------------------------------------------------------------------------
FINANCIAL ASSETS
Cash and cash equivalents                                $  128,044  $   128,044  $  124,623  $   124,623
Trading securities                                               48           48         203          203
Securities available for sale                               980,961      980,961   1,007,583    1,007,583
Securities held to maturity                                  97,204       98,576      82,514       84,517
Loans1                                                    2,639,976    2,626,166   2,355,932    2,423,172
Less allowance for loan losses                               42,651            -      40,167            -
 Net loans                                                2,597,325    2,626,166   2,315,765    2,423,172
Accrued interest receivable                              $   15,690  $    15,690  $   16,885  $    16,885
                                                         ================================================
FINANCIAL LIABILITIES
DEPOSITS
INTEREST BEARING
Savings, NOW, and money market                           $1,401,825  $ 1,401,825  $1,183,603  $ 1,183,603
Time deposits                                             1,099,223    1,105,461   1,289,236    1,301,742
Noninterest bearing                                         500,303      500,303     449,201      449,201
Short-term borrowings                                       302,931      302,931     105,601      105,601
Long-term debt                                              369,700      395,122     345,476      374,751
Accrued interest payable                                      6,873        6,873       8,333        8,333
Guaranteed preferred beneficial interests in company's
 junior subordinated debentures                          $   17,000  $    17,000  $   17,000  $    17,000
                                                         ================================================

1.  Lease  receivables,  although  excluded from the scope of SFAS No. 107, are included in the estimated fair  value  amounts  at  their  carrying  amounts.
=========================================================================================================

Fair value estimates are made at a specific point in time, exists for a significant portion of the Company's financial based on relevant market information and information instruments, fair value estimates are based on judgments about the financial instrument. These estimates do not re-regarding future expected loss experience, current ecoflect any premium or discount that could result from of-nomic conditions, risk characteristics of various financial fering for sale at one time the Company's entire holdings instruments, and other factors. These estimates are sub-of a particular financial instrument. Because no market jective in nature and involve uncertainties and matters of


ANNUAL REPORT: NBT BANCORP INC.                                               68
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


ANNUAL REPORT: NBT BANCORP INC.                                               69

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.


ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, our Chief Executive
Officer and Chief Financial Officer have concluded that our disclosure of controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
     There were no changes in our internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ANNUAL REPORT: NBT BANCORP INC.                                               70

PART  III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

The information required is incorporated herein by reference from the Company's definitive Proxy Statement for its annual meeting of shareholders to be held on May 4, 2004 (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days of the Company's 2003 fiscal year end.


ITEM 11. EXECUTIVE  COMPENSATION
--------------------------------------------------------------------------------

The information required is incorporated herein by reference from the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
EQUITY  COMPENSATION  PLAN  INFORMATION
--------------------------------------------------------------------------------

As of December 31, 2003, the following table summarizes the Company's equity compensation plans:

==================================================================================================================================
                                                                                                    Number of securities remaining
                                                                A.                                   available for future issuance
                                        Number of securities to be                             B.        under equity compensation
                                           issued upon exercise of      Weighted-average exercise      plans (excluding securities
Plan Category                                  outstanding options   price of outstanding options           reflected in column A)
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
  by stockholders                                        2,064,574  $                       16.09                        2,998,860
Equity compensation plans not approved
  by stockholders                                             NONE                           NONE                             NONE
==================================================================================================================================

     The remaining information required is incorporated herein by reference from the Proxy Statement.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
--------------------------------------------------------------------------------

The information required is incorporated herein by reference from the Proxy Statement.


ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES
--------------------------------------------------------------------------------

The information required is incorporated herein by reference from the Proxy Statement.


ANNUAL REPORT: NBT BANCORP INC.                                               71

PART  IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)(1)  The following Consolidated Financial Statements are included in Part II,
        Item  8  hereof:

        Independent  Auditors'  Report.

        Consolidated  Balance  Sheets  as  of  December  31,  2003  and  2002.

        Consolidated Statements of Income for each of the three years ended December 31, 2003, 2002 and 2001.

        Consolidated Statements of Changes in Stockholders' Equity for each of the three years ended December 31, 2003, 2002 and 2001.

        Consolidated Statements of Cash Flows for each of the three years ended December 31, 2003, 2002 and 2001.

        Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2003, 2002 and 2001.

        Notes  to  the  Consolidated  Financial  Statements.

(a)(2) There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

(a)(3)  See  (c)  below  for  all exhibits filed herewith and the Exhibit Index.

(b)     Reports  on  Form  8-K.

        We filed a Form 8-K with the SEC on October 28, 2003, under "Item 9. Regulation FD Disclosure," and provided under Item 12, reporting our full year and third quarter earnings; and, on December 4, 2003, under "Item 11. Temporary Suspension of Trading Under Registrant's Employee Benefit Plans," reporting a blackout period for the Company's 401(k) and Employee Stock Ownership Plan.

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


ANNUAL REPORT: NBT BANCORP INC.                                               72

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

        10.7 Sixth Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective January 1, 2002.

        10.8 Seventh Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective January 1, 2004.

        10.9 NBT Bancorp Inc. Defined Benefit Pension Plan, Amended and Restated Effective as of January 1, 2000 (filed as Exhibit 10.2 to Registrant's Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated by reference herein).

        10.10 Amendment Number One to NBT Bancorp Inc. Defined Benefit Pension Plan effective December 31, 2001. (filed as Exhibit 10.8 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

        10.11 Amendment Number Two to NBT Bancorp Inc. Defined Benefit Pension Plan effective January 1, 2002 (filed as Exhibit 10.9 to Registrant's Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 and incorporated herein by reference).

        10.12 Amendment Number Three to NBT Bancorp Inc. Defined Benefit Pension Plan effective January 1, 2002 (filed as Exhibit 10.10 to Registrant's Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 and incorporated herein by reference).

        10.13 Amendment Number Four to NBT Bancorp Inc. Defined Benefit Pension Plan effective January 1, 2004.

        10.14 NBT Bancorp Inc. 1993 Stock Option Plan (filed as Exhibit 99.1 to Registrant's Form S-8 Registration Statement, file number 333-71830 filed on October 18, 2001 and incorporated by reference herein).

        10.15 NBT Bancorp Inc. Non-Employee Director, Divisional Director and Subsidiary Director Stock Option Plan (filed as Exhibit 99.1 to Registrant's Form S-8 Registration Statement, file number 333-73038 filed on November 9, 2001 and incorporated by reference herein).

        10.16 NBT  Bancorp  Inc. Employee Stock Purchase Plan. (filed as Exhibit
             10.11  to  Registrant's  Form  10-K for the year ended December 31,
             2001, filed on March 29, 2002 and incorporated herein by reference).

        10.17 NBT Bancorp Inc. Non-employee Directors Restricted and Deferred Stock Plan (filed as Appendix A of Registrant's Definitive Proxy Statement on Form 14A filed on April 4, 2003, and incorporated by reference herein).

        10.18 NBT Bancorp Inc. Performance Share Plan (filed as Appendix B of Registrant's Definitive Proxy Statement on Form 14A filed on April 4, 2003, and incorporated by reference herein).


ANNUAL REPORT: NBT BANCORP INC.                                               73

        10.19 NBT  Bancorp  Inc.  2004  Executive  Incentive  Compensation Plan.

        10.20 Change in control agreement with Daryl R. Forsythe made as of February 21, 1995 and revised on July 23, 2001 (filed as Exhibit
             10.4 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

        10.21 Form of Employment Agreement between NBT Bancorp Inc. and Daryl R. Forsythe made as of August 2, 2003. (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2003, filed on November 13, 2003 and incorporated herein by reference).

        10.22 Supplemental Retirement Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe as Amended and
             Restated Effective January 28, 2002. (filed as Exhibit 10.16 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

        10.23 Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R.Forsythe made August 22, 1995 (filed as Exhibit 10.8 to Registrant's Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference).

        10.24 Amendment dated January 28, 2002 to Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl
             R. Forsythe made August 22, 1995. (filed as Exhibit 10.18 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

        10.25 Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made January 25, 2002.

        10.26 Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made as of August 1, 1995 (filed as Exhibit 10.9 to Registrant's Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference).

        10.27 Form  of  Employment Agreement between NBT Bancorp Inc. and Martin
             A. Dietrich made as of January 1, 2000 and revised on January 1, 2002 and again on August 2, 2003. (filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarterly period ended September 30, 2003, filed on November 13, 2003 and incorporated herein by reference).

        10.28 Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich made as of July 23, 2001(filed as
             Exhibit 10.13 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

        10.29 Change in control agreement with Martin A. Dietrich dated January 2, 1997 and revised on July 23, 2001 (filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

        10.30 Form  of Employment Agreement between NBT Bancorp Inc. and Michael
             J. Chewens made as of January 1, 2002. (filed as Exhibit 10.24 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

        10.31 Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Michael J. Chewens made as of July 23, 2001 (filed as
             Exhibit 10.12 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).

        10.32 Change in control agreement with Michael J. Chewens dated January 1, 1998 and revised on July 23, 2001 (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

        10.33 Form of Employment Agreement between NBT Bancorp Inc. and David E. Raven made as of January 1, 2002. (filed as Exhibit 10.27 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

        10.34 Change in control agreement with David E. Raven dated January 1, 1998 and revised on July 23, 2001 (filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).


ANNUAL REPORT: NBT BANCORP INC.                                               74

        10.35 Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and David E. Raven made as of January 1, 2004.

        10.36 Form of Employment Agreement between NBT Bancorp Inc. and Lance D. Mattingly made as of January 1, 2002. (filed as Exhibit 10.29 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

        10.37 Change in control agreement with Lance D. Mattingly dated July 23, 2001 (filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).

        10.38 Change in control agreement with Tom Delduchetto dated January 28, 2002 (filed as Exhibit 10.33 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

        21   A  list  of  the  subsidiaries  of  the  Registrant.

        23.  Consent  of  KPMG  LLP.

        31.1 Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.

        31.2 Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.

        32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ANNUAL REPORT: NBT BANCORP INC.                                               75

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, NBT Bancorp Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   NBT BANCORP INC. (Registrant)
                                                   March 15, 2004

/S/  Daryl  R.  Forsythe
--------------------------------------------------------------------------------
Daryl R. Forsythe
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Daryl R. Forsythe
--------------------------------------------
Daryl  R.  Forsythe
Chairman and Chief Executive Officer
Date:  March  15,  2004

/S/  John  C.  Mitchell
--------------------------------------------
John  C.  Mitchell,  Director
Date:  March  15,  2004

/S/  Joseph  G.  Nasser
--------------------------------------------
Joseph  G.  Nasser,  Director
Date:  March  15,  2004

/S/  Peter  B.  Gregory
--------------------------------------------
Peter  B.  Gregory,  Director
Date:  March  15,  2004

/S/  William  C.  Gumble
--------------------------------------------
William  C.  Gumble,  Director
Date:  March  15,  2004

/S/  Michael  Hutcherson
--------------------------------------------
Michael  Hutcherson,  Director
Date:  March  15,  2004

/S/  Richard  Chojnowski
--------------------------------------------
Richard  Chojnowski,  Director
Date:  March  15,  2004

/S/  Michael  Murphy
--------------------------------------------
Michael  Murphy,  Director
Date:  March  15,  2004

/S/ Michael J. Chewens
--------------------------------------------
Michael J. Chewens
Chief Financial Officer
(Principal Financial Officer)
Date: March 15, 2004

/S/ William L. Owens
--------------------------------------------
William  L.  Owens,  Director
Date:  March  15,  2004

/S/  Van  Ness  D.  Robinson
--------------------------------------------
Van  Ness  D.  Robinson,  Director
Date:  March  15,  2004

/S/  Joseph  A.  Santangelo
--------------------------------------------
Joseph  A.  Santangelo,  Director
Date:  March  15,  2004

/S/  Paul  O.  Stillman
--------------------------------------------
Paul  O.  Stillman,  Director
Date:  March  15,  2004

/S/  Janet  H.  Ingraham
--------------------------------------------
Janet  H.  Ingraham,  Director
Date:  March  15,  2004

/S/  Paul  Horger
--------------------------------------------
Paul  Horger,  Director
Date:  March  15,  2004

/S/  Andrew  S.  Kowalczyk,  Jr
--------------------------------------------
Andrew  S.  Kowalczyk,  Jr.,  Director
Date:  March  15,  2004

/S/  Patricia  T.  Civil
--------------------------------------------
Patricia  T.  Civil,  Director
Date:  March  15,  2004


ANNUAL REPORT: NBT BANCORP INC.                                               76

                       This page left blank intentionally