Form 10-Q
period 2004-03-31
NBT BANCORP INC
filed 2004-05-05
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark  One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004.
                                       OR
_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.


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

As of April 30, 2004, there were 32,901,424 shares outstanding of the Registrant's common stock, $0.01 par value.

                                NBT BANCORP INC.
                    FORM 10-Q--Quarter Ended March 31, 2004


                                TABLE OF CONTENTS



PART  I   FINANCIAL  INFORMATION

Item  1   Interim  Financial  Statements  (Unaudited)

          Consolidated Balance Sheets at March 31, 2004, December 31, 2003, and March 31, 2003

          Consolidated Statements of Income for the three-month periods ended March 31, 2004 and 2003

          Consolidated Statements of Stockholders' Equity for the three-month periods ended March 31, 2004 and 2003

          Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003

          Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2004 and 2003

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

SIGNATURES

INDEX  TO  EXHIBITS

NBT BANCORP INC. AND SUBSIDIARIES                                    MARCH 31,    December 31,    March 31,
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                2004           2003          2003
------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

ASSETS
Cash and due from banks                                             $   98,552   $     125,590   $  123,709
Short-term interest bearing accounts                                     4,157           2,502        6,095
Securities available for sale, at fair value                           977,950         980,961    1,008,310
Securities held to maturity (fair value - $99,020, $84,517
 and $89,880)                                                           91,205          97,204       82,155
Federal Reserve and Federal Home Loan Bank stock                        30,648          34,043       23,122
Loans and leases                                                     2,646,674       2,639,976    2,374,079
 Less allowance for loan and lease losses                               43,303          42,651       41,141
------------------------------------------------------------------------------------------------------------
  Net loans                                                          2,603,371       2,597,325    2,332,938
Premises and equipment, net                                             62,426          62,443       61,609
Goodwill                                                                47,521          47,521       46,121
Intangible assets, net                                                   2,260           2,331        2,636
Bank owned life insurance                                               31,200          30,815            -
Other assets                                                            67,443          66,150       65,052
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $4,016,733   $   4,046,885   $3,751,747
============================================================================================================

LIABILITIES, GUARANTEED PREFERRED BENEFICIAL
INTERESTS IN COMPANY'S JUNIOR SUBORDINATED
DEBENTURES AND STOCKHOLDERS' EQUITY
Deposits:
 Demand (noninterest bearing)                                       $  464,867   $     500,303   $  449,051
 Savings, NOW, and money market                                      1,482,755       1,401,825    1,249,424
 Time                                                                1,066,994       1,099,223    1,257,418
------------------------------------------------------------------------------------------------------------
  Total deposits                                                     3,014,616       3,001,351    2,955,893
Short-term borrowings                                                  238,093         302,931       95,103
Long-term debt                                                         369,679         369,700      345,345
Junior subordinated debentures                                          18,720               -            -
Other liabilities                                                       53,345          45,869       46,786
------------------------------------------------------------------------------------------------------------
  Total liabilities                                                  3,694,453       3,719,851    3,443,127
Guaranteed preferred beneficial interests in
company's junior subordinated debentures                                     -          17,000       17,000

Stockholders' equity:
  Preferred stock none issued                                                -               -            -
  Common stock, $0.01 par value; shares authorized-50,000,000;
    shares issued 34,401,055, 34,401,088, and 34,401,152
    at March 31, 2004, December  31, 2003 and March 31, 2003,
    respectively                                                           344             344          344
  Additional paid-in-capital                                           209,331         209,267      209,884
  Retained earnings                                                    126,799         120,016      101,114
  Unvested restricted stock awards                                        (229)           (197)        (284)
  Accumulated other comprehensive income                                12,283           7,933       14,889
  Treasury stock at cost 1,528,580, 1,592,435
   and 2,001,772 shares at March 31, 2004, December  31, 2003
   and March 31, 2003, respectively                                    (26,248)        (27,329)     (34,327)
------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                           322,280         310,034      291,620
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES, GUARANTEED PREFERRED
BENEFICIAL INTERESTS IN COMPANY'S JUN IOR
SUBORDINATED DEBENTURES
AND STOCKHOLDERS' EQUITY                                            $4,016,733   $   4,046,885   $3,751,747
============================================================================================================
See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES                                     Three months ended March 31,
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                            2004             2003
----------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Interest, fee and dividend income:
Interest and fees on loans and leases                               $        39,894  $        39,615
Securities available for sale                                                10,769           11,805
Securities held to maturity                                                     797              889
Other                                                                           267              326
----------------------------------------------------------------------------------------------------
 Total interest, fee and dividend income                                     51,727           52,635
----------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                                     10,045           12,612
Short-term borrowings                                                           793              289
Long-term debt                                                                3,615            3,705
Junior subordinated debentures                                                  180                -
----------------------------------------------------------------------------------------------------
 Total interest expense                                                      14,633           16,606
----------------------------------------------------------------------------------------------------
Net interest income                                                          37,094           36,029
Provision for loan and lease losses                                           2,124            1,940
----------------------------------------------------------------------------------------------------
Net interest income after provision for loan and lease losses                34,970           34,089
----------------------------------------------------------------------------------------------------

Noninterest income:
Trust                                                                         1,107              892
Service charges on deposit accounts                                           4,037            3,603
Broker/dealer and insurance fees                                              1,731            1,392
Net securities gains                                                              9               27
Bank owned life insurance income                                                385                -
Other                                                                         3,174            2,828
----------------------------------------------------------------------------------------------------
 Total noninterest income                                                    10,443            8,742
----------------------------------------------------------------------------------------------------

Noninterest expenses:
Salaries and employee benefits                                               14,113           12,659
Office supplies and postage                                                   1,031            1,073
Occupancy                                                                     2,598            2,526
Equipment                                                                     1,853            1,766
Professional fees and outside services                                        1,632            1,302
Data processing and communications                                            2,692            2,721
Amortization of intangible assets                                                71              162
Capital securities                                                                -              191
Loan collection and other real estate owned                                     372              280
Other operating                                                               2,840            3,212
----------------------------------------------------------------------------------------------------
 Total noninterest expenses                                                  27,202           25,892
----------------------------------------------------------------------------------------------------
Income before income tax expense                                             18,211           16,939
Income tax expense                                                            5,840            5,373
----------------------------------------------------------------------------------------------------
NET INCOME                                                          $        12,371  $        11,566
====================================================================================================
Earnings per share:
 Basic                                                              $          0.38  $          0.36
 Diluted                                                            $          0.37  $          0.35
====================================================================================================

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Accumulated
                                                    Additional                 Unvested       Other
                                           Common    Paid-in-    Retained    Restricted   Comprehensive   Treasury
                                            Stock    Capital     Earnings         Stock       Income         Stock      Total
-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share and per share data)

BALANCE AT DECEMBER  31, 2002              $   344  $ 210,443   $  95,085   $      (127)  $16,531   $      (29,894)  $ 292,382
Net income                                                         11,566                                               11,566
Cash dividends - $0.17 per share                                   (5,537)                                              (5,537)
Purchase of 330,813 treasury shares                                                                         (5,786)     (5,786)
Issuance of 41,980 shares in
  in exchange for 20,172 shares
  received as consideration for the
  exercise of incentive stock options                    (360)                                                 360           -
Issuance of 47,838 shares to
  employee benefits plans and
  other stock plans, including
  tax benefit                                            (199)                                                 798         599
Grant of 11,100 shares of restricted
  stock awards                                                                     (195)                       195           -
Amortization of restricted stock awards                                              38                                     38
Other comprehensive loss                                                                   (1,642)                      (1,642)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2003                  $   344  $ 209,884   $ 101,114   $      (284)  $14,889   $      (34,327)  $ 291,620
===============================================================================================================================


BALANCE AT DECEMBER  31, 2003              $   344  $ 209,267   $ 120,016         ($197)  $ 7,933   $      (27,329)  $ 310,034
Net income                                                         12,371                                               12,371
Cash dividends - $0.17 per share                                   (5,588)                                              (5,588)
Purchase of 500 treasury shares                                                                                (11)        (11)
Issuance of 61,442 shares to
  employee benefit plans and other
  stock plans, including tax benefit                       64                                                1,024       1,088
Grant of 3,876 shares of restricted
  stock awards                                                                      (85)                        85           -
Amortization of restricted stock awards                                              36                                     36
Forfeited 963 shares of restricted stock                                             17                        (17)          -
Other comprehensive income                                                                  4,350                        4,350
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2004                  $   344  $ 209,331   $ 126,799         ($229)  $12,283   $      (26,248)  $ 322,280
===============================================================================================================================

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES                                      Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)                         2004              2003
------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
Net income                                                          $         12,371   $       11,566
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Provision for loan losses                                                     2,124            1,940
 Depreciation of premises and equipment                                        1,516            1,630
 Net amortization on securities                                                  628              940
 Amortization of intangible assets                                                71              162
 Amortization of restricted stock awards                                          36               38
 Proceeds from sale of loans held for sale                                    22,547            7,015
 Origination of loans held for sale                                             (740)          (2,208)
 Net gain on sales of loans                                                     (108)               -
 Net loss on sale of premises and equipment                                        -               14
 Net gain on sale of other real estate owned                                    (179)            (580)
 Net security transactions                                                        (9)             (27)
 Net increase in other assets                                                 (4,419)          (4,497)
 Net increase in other liabilities                                             7,477            4,645
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     41,315           20,638
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
Securities available for sale:
 Proceeds from maturities                                                     85,417          117,469
 Proceeds from sales                                                          12,787          177,199
 Purchases                                                                   (87,564)        (298,672)
Securities held to maturity:
 Proceeds from maturities                                                     12,361           12,801
 Purchases                                                                    (6,375)         (12,461)
Net decrease in FRB and FHLB stock                                             3,395              577
Net increase in loans                                                        (30,157)         (24,714)
Purchase of premises and equipment, net                                       (1,499)          (1,992)
Proceeds from sales of other real estate owned                                 1,041            1,647
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (10,594)         (28,146)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
Net increase in deposits                                                      13,265           33,853
Net decrease in short-term borrowings                                        (64,837)         (10,498)
Proceeds from issuance of long-term debt                                      30,000                -
Repayments of long-term debt                                                 (30,021)            (130)
Proceeds from issuance of shares to employee benefit
  plans and other stock plans                                                  1,088              599
Purchase of treasury stock                                                       (11)          (5,786)
Cash dividends and payment for fractional shares                              (5,588)          (5,537)
------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                          (56,104)          12,501
------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                         (25,383)           4,993
Cash and cash equivalents at beginning of period                             128,092          124,623
------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   102,709   $      129,616
======================================================================================================

CASH PAID DURING THE PERIOD FOR:
  Interest                                                          $         15,793   $       17,767
  Income taxes                                                                     -                -
======================================================================================================

Loans transferred to OREO                                           $            288   $          794

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES                                     Three Months Ended March 31,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)               2004              2003
--------------------------------------------------------------------------------------------------
(in thousands)
Net Income                                                            $   12,371           $11,566
--------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax
  Unrealized holding gains (losses) arising during
  period [pre-tax amounts of $7,244 and $(7,733)]                          4,355            (1,417)
  Minimum pension liability adjustment $0, $(362)                              -              (217)
  Less: Reclassification adjustment for net losses (gains)
  included in net income [pre-tax amounts of  $(9) and $(14)]                 (5)               (8)
---------------------------------------------------------------------------------------------------
Total other comprehensive gain (loss )                                     4,350            (1,642)
---------------------------------------------------------------------------------------------------
Comprehensive income                                                  $   16,721           $ 9,924
---------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARY
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004

NOTE 1.     DESCRIPTION  OF  BUSINESS

NBT Bancorp Inc. (the Company or the Registrant) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company is the parent holding company of NBT Bank, N.A. (the Bank) and NBT Financial Services, Inc. (NBT Financial). Through these subsidiaries, the Company operates as one segment focused on community banking operations. The Company's primary business consists of providing commercial banking and financial services to its customers in its market area. The principal assets of the Company are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank and NBT Financial.

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

NOTE 2.     BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly owned subsidiaries, NBT Bank, N.A. and NBT Financial Services, Inc. Collectively, the Registrant and its subsidiaries are referred to herein as "the Company". All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

In December, 2003, the Financial Accounting Standards Board (FASB) issued revisions to Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities (VIE)" or FIN No. 46-R. Prior to the effective date of FIN No. 46-R, the Company included CNBF Capital Trust I (the Trust), a statutory business trust established for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures, in its consolidated financial statements. The guaranteed preferred beneficial interests in the Company's junior subordinated debentures was reported on the Company's consolidated balance sheet between total liabilities and stockholders' equity. Since these instruments were not reported as debt on the Company's consolidated balance sheet, the interest expense associated with them was reported as a component of noninterest expense in the Company's consolidated statements of income.

Upon adoption of FIN No. 46-R on January 1, 2004, the Company de-consolidated the Trust from the Company's consolidated balance sheet. The consolidated balance sheet at March 31, 2004 includes the Company's obligation to the Trust as a component of liabilities, as long-term debt. The interest expense associated with the Company's obligation to the Trust is reported as a component of interest expense in the Company's consolidated statement of income for the three months ended March 31, 2004. See footnote 9 for more information about the accounting treatment of the Trust in the Company's consolidated financial statements.

The consolidated balance sheet at December 31, 2003 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 2003 and notes thereto referred to above.

NOTE 3.     NEW  ACCOUNTING  PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 addresses consolidation by business enterprises of variable interest entities (VIEs). FIN No. 46 applies to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains interest after that date. The effective date of FIN No. 46 had been July 1, 2003. The FASB postponed the effective date to December 31, 2003 for all variable interest entities that existed prior to February 1, 2003. In December 2003, the FASB issued a revision to FIN No. 46 (FIN No. 46-R), which clarified and revised the accounting and transition guidance for VIEs. As of January 1, 2004, the Company adopted FIN No. 46 -R. The effect of the Company's adoption of FIN No. 46-R are disclosed in Notes 2 and 9 to the unaudited consolidated financial statements and was not material to the Company's financial condition, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised 2003) amends employers' disclosures about pension plans and other postretirement benefits by requiring additional disclosures such as descriptions of the types of plan assets, investment strategies, measurement dates, plan obligations, cash flows and components of net periodic benefit costs recognized during interim periods. The Statement does not change the measurement or recognition of the plans. Interim period disclosure is effective for interim periods beginning on or after December 15, 2003. The Company adopted the interim period disclosures on January 1, 2004. See footnote 10 to the unaudited consolidated financial statements for further information regarding the Company's employee benefit plans.

In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP No. 106-1 permits a sponsor of a postretirement healthcare plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). In accordance with FSP No. 106-1, the Company has elected to defer the accounting for the effects of the Act. Management does not expect adoption of FSP No. 106-1 to have a material effect on the Company's financial condition, results of operations or cash flows.

NOTE 4.     USE  OF  ESTIMATES

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

The allowance for loan and lease losses is maintained at a level which represents management's estimate of all known and inherent losses in the loan portfolio at the balance sheet date. While management uses available information to recognize loan and lease losses, future additions to the allowance for loan and lease losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance for loan and lease losses based on their judgments about information available to them at the time of their examination which may not be currently available to management.

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

Income taxes are accounted for under the asset and liability method. The Company files a consolidated tax return on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at March 31, 2004 and 2003. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 4.     COMMITMENTS  AND  CONTINGENCIES

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. At March 31, 2004 and December 31, 2003, commitments to extend credit and unused lines of credit totaled $520.7 million and $473.0 million. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $22.6 million at March 31, 2004, and $17.1 million at December 31, 2003. As of March 31, 2004, the fair value of standby letters of credit was not material to the Company's consolidated financial statements.

NOTE 5.     EARNINGS  PER  SHARE

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

     The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

----------------------------------------------------------------
Three months ended March 31,                     2004     2003
----------------------------------------------------------------
(in thousands, except per share data)

Basic EPS:
  Weighted average common shares outstanding     32,796   32,517
  Net income available to common shareholders   $12,371  $11,566
----------------------------------------------------------------
Basic EPS                                       $  0.38  $  0.36
================================================================

Diluted EPS:
  Weighted average common shares outstanding     32,796   32,517
  Dilutive potential common stock                   378      266
----------------------------------------------------------------
  Weighted average common shares and common
   share equivalents                             33,174   32,783
  Net income available to common shareholders   $12,371  $11,566
----------------------------------------------------------------
Diluted EPS                                     $  0.37  $  0.35
================================================================

There were 321,593 stock options for the quarter ended March 31, 2004 and 407,003 stock options for the quarter ended March 31, 2003 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

NOTE 6.     STOCK-BASED  COMPENSATION

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

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options and employee stock purchase plan under SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

=============================================================
                                        THREE MONTHS ENDED
-------------------------------------------------------------
                                             MARCH 31,
-------------------------------------------------------------
                                        2004         2003
                                     -----------  -----------
Net income, as reported              $   12,371   $   11,566
Add: Stock-based compensation
 expense included in reported net
 income, net of related tax effects          23           23
Less: Stock-based compensation
 expense determined under fair
 value method for all awards, net
 of related tax effects                    (283)        (230)
                                     -----------  -----------
Pro forma net income                 $   12,111   $   11,359
                                     ===========  ===========

Net income per share:
Basic - as reported                  $     0.38   $     0.36
Basic - Pro forma                    $     0.37   $     0.35

Diluted - as reported                $     0.37   $     0.35
Diluted - Pro forma                  $     0.36   $     0.35
=============================================================

The Company granted 323,723 stock options for the three months ended March 31, 2004 with a weighted average exercise price of $22.17 per share compared to 363,682 stock options granted for the three months ended March 31, 2003 with a weighted average exercise price of $17.52 per share. The per share weighted average fair value of the stock options granted for the three months ended March 31, 2004 and 2003 was $5.81 and $2.33. The assumptions used for the grants noted above were as follows:

                          THREE MONTHS ENDED   THREE MONTHS ENDED
                            MARCH 31, 2004       MARCH 31, 2003
==================================================================
DIVIDEND YIELD                    3.01%-3.14%                3.97%
EXPECTED VOLATILITY             31.48%-31.51%               19.13%
RISK -FREE INTEREST RATE          3.56%-3.90%                3.50%
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

NOTE 8.     GOODWILL  AND  INTANGIBLE  ASSETS

A summary of goodwill by operating subsidiaries follows:

                               JANUARY 1,    GOODWILL     IMPAIRMENT   MARCH 31,
(In thousands)                 2003          ACQ. (DISP.) LOSS         2003
                               --------------------------------------------------
NBT Bank, N.A.                 $    43,120  $         -   $        -   $  43,120
NBT Financial Services, Inc.         3,001            -            -       3,001
                               --------------------------------------------------
Total                          $    46,121  $         -   $        -   $  46,121
                               ==================================================

                               JANUARY 1,     GOODWILL     IMPAIRMENT   MARCH 31,
(In thousands)                 2004           ACQ. (DISP.) LOSS         2004
                               --------------------------------------------------
NBT Bank, N.A.                 $    44,520  $         -   $        -   $   44,520
NBT Financial Services, Inc.         3,001            -            -        3,001
                               --------------------------------------------------
Total                          $    47,521  $         -   $        -   $   47,521
                               ==================================================

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

A summary of core deposit and other intangible assets follows:

                                                 MARCH 31,
                                               2004    2003
                                              --------------
(in thousands)
Core deposit intangibles:
  Gross carrying amount                       $5,585  $5,433
  Less: accumulated amortization               4,555   4,079
                                              --------------
Net Carrying amount                            1,030   1,354
                                              --------------

Other intangibles:
  Gross carrying amount                        1,031   1,031
  Less: accumulated amortization                 352     300
                                              --------------
Net Carrying amount                              679     731
                                              --------------

Total intangible with definite useful lives
Gross carrying amount                          6,616   6,464
Less: accumulated amortization                 4,907   4,379
                                              --------------
Net carrying amount                            1,709   2,085
Other intangibles not subject to
  amortization: Pension Asset
                                                 551     551
Intangible assets, net                        $2,260  $2,636
                                              ======  ======

Amortization expense on finite-lived intangible assets is expected to total $0.2 million for the remainder of 2004 and $0.3 million for each of 2005, 2006, 2007 and $0.2 million for 2008.

NOTE 9. GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

On June 14, 1999, the CNB Financial Corp. ("CNBF") who was acquired by the Company on November 8, 2001 established CNBF Capital Trust I (the Trust), which is a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures (capital securities). On August 4, 1999, the Trust issued $18.0 million in capital securities at 3-month LIBOR plus 275 basis points, which equaled 8.12% at issuance. The rate on the capital securities resets quarterly, equal to the 3-month LIBOR plus 275 basis points (3.91% and 4.15% for the March 31, 2004 and 2003 quarterly payments, respectively). The junior subordinated debentures are the sole asset of the Trust. The obligations of the Trust are guaranteed by the Company. The Trust issued $18.7 million of junior subordinated debentures to CNBF at 3-month LIBOR plus 275 basis points. Capital securities totaling $1.0 million were issued to the Company. The net proceeds from the sale of the capital securities were used for general corporate purposes and to provide a capital contribution of $15.0 million to CNB Bank, a wholly-owned subsidiary of CNBF that was merged into NBT Bank. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions, subject to certain restrictions. The Company's primary source of funds to pay interest on the junior subordinated debentures owed to the Trust are current dividends from the

NBT Bank. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of NBT Bank to pay dividends.

As noted previously, prior to the adoption of FIN No. 46-R on January 1, 2004, the Company consolidated the capital securities of the Trust and reported the securities as guaranteed preferred beneficial interests in the Company's junior subordinated debentures as a separate line item between total liabilities and stockholders' equity on the consolidated balance sheet. Since the capital securities were not classified as debt, the interest expense associated with the securities was reported as a component of total noninterest expense on the Company's consolidated income statements. On January 1, 2004, the Company de-consolidated the Trust from its consolidated balance sheet. The Company's obligation to the Trust is now reported as Trust Preferred Debentures as component of long-term debt on the Company's consolidated balance sheet as of March 31, 2004. The interest expense associated with these junior subordinated debentures is reported as a component of total interest expense in the Company's consolidated statements of income for the three months ended March 31, 2004. As permitted, the provisions of FIN No. 46-R were applied on a prospective basis.

Presently the beneficial interests in the Company's junior subordinated debentures qualify as Tier I capital of the Company. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank and financial holding companies to continue to include beneficial interests in junior subordinated debentures in Tier I capital for regulatory purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include beneficial interests in junior subordinated debentures in Tier I capital for regulatory capital purposes. As of March 31, 2004, if the Company was not allowed to include its $17.0 million in beneficial interests in the Company's junior subordinated debentures within Tier I capital, it would still exceed the regulatory required minimums for capital adequacy purposes.

NOTE 10.    DEFINED  BENEFIT  PENSION  PLAN  AND  POSTRETIREMENT  HEALTH  PLAN

The Company maintains a qualified, noncontributory, defined benefit pension plan covering substantially all employees. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company's policy is to fund the pension plan in accordance with ERISA standards. The Company does not plan to contribute to the defined benefit pension plan in 2004. In addition, the Company provides certain health care benefits for retired employees. Benefits are accrued over the employees' active service period. Only employees that were employed by NBT Bank, N.A. on or before January 1, 2000 are eligible to receive postretirement health care benefits. The Company funds the cost of the postretirement health plan as benefits are paid.

The Components of pension expense and postretirement expense are set forth below:

                                     THREE MONTHS ENDED MARCH 31,
Pension Plan:                           2004              2003
                                  ----------------  ----------------
  Service cost                    $           427   $           337
  Interest cost                               533               507
  Expected return on plan assets             (934)             (794)
  Net amortization                             64                64
                                  ----------------  ----------------
  Total                           $            90   $           114
                                  ================  ================

                                     THREE MONTHS ENDED MARCH 31,
Postretirement Health Plan:             2004              2003
                                  ----------------  ----------------
  Service cost                    $             9   $            33
  Interest cost                                68                91
  Net amortization                            (10)               10
                                  ----------------  ----------------
  Total                           $            67   $           134
                                  ================  ================

NBT  BANCORP  INC.  AND  SUBSIDIARIES
Item  2  --  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
RESULTS  OF  OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiaries, NBT Bank, N.A. (NBT), and NBT Financial Services, Inc. (collectively referred to herein as the Company.) This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2003 Form 10-K for an understanding of the following discussion and analysis.

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

OVERVIEW

The Company earned net income of $12.4 million ($0.37 diluted earnings per share) for the three months ended March 31, 2004 compared to net income of $11.6 million ($0.35 diluted earnings per share) for the three months ended March 31, 2003. The quarter to quarter increase in net income from 2004 to 2003 was primarily the result of increases in total noninterest income of $1.7 million and net interest income of $1.1 million offset by an increase in total noninterest expense of $1.3 million. The increase in noninterest income was driven primarily by increases in services charges on deposit accounts of $0.4 million, Bank Owned Life Insurance (BOLI) income of $0.4 million, broker/dealer revenue of $0.3 million, trust fees of $0.2 million and other income of $0.3 million. The increase in net interest income resulted primarily from 12% growth in average loans during the three months ended March 31, 2004 compared to the same period in 2003 offset somewhat by a 28 basis point decline in net interest margin to 4.10% for 2004 from 4.38% for 2003. The increase in total noninterest expense resulted primarily from increases in salaries and employee benefits of $1.5 million and professional fees and outside services of $0.3 million offset by a $0.4 million decline in other operating expenses.

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

TABLE  1
PERFORMANCE  MEASUREMENTS
---------------------------------------------------
                                  FIRST     First
                                 QUARTER   Quarter
                                   2004      2003
---------------------------------------------------
Return on average assets (ROAA)     1.23%     1.27%
Return on average equity (ROE)     15.73%    16.05%
Net interest margin (FTE)           4.10%     4.38%
===================================================

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

Federal taxable equivalent (FTE) net interest income increased $1.1 million during the three months ended March 31, 2004 compared to the same period of 2003. The increase in FTE net interest income resulted primarily from 12% growth in average loans. Offsetting the effect of the growth in loans was a 20 basis point (bp) decline in the Company's net interest spread, as earning assets repriced downward at a faster rate than interest-bearing liabilities. The yield on earning assets declined 67 bp to 5.67% for the three months ended March 31, 2004 from 6.34% for the same period in 2003. Meanwhile, the rate paid on interest-bearing liabilities decreased 47 bp, to 1.84% for the three months ended March 31, 2004 from 2.31% for the same period in 2003.

Total FTE interest income for the three months ended March 31, 2004 decreased $0.9 million compared to the same period in 2003, a result of the previously mentioned decrease in yield on earning assets. The decrease in the yield on earning assets can be primarily attributed to the historically low interest rate environment prevalent for all of 2003 and the first quarter of 2004. The low interest rate environment fostered an increase in refinancing of mortgage related earning assets, resulting in an increase in repayments of loans and securities which have been reinvested at lower rates. Minimizing the effect of the decline in yield was an 8% increase in average earning assets during the three months ended March 31, 2004 when compared to the same period in 2003. As mentioned previously, the growth in earning assets during the period was driven primarily by growth in average loans of 12%. The growth in average loans resulted primarily from strong growth in the consumer loan and residential real estate mortgage portfolios.

During the same time period, total interest expense decreased $2.0 million, primarily the result of the low rate environment mentioned above, as well as an improvement in the mix of the Company's interest-bearing liabilities. Time deposits, the most significant component of interest-bearing liabilities, decreased to 34.2% of interest-bearing liabilities for the three months ended March 31, 2004 from 43.2% for the same period in 2003. Offsetting this decrease in the interest-bearing liabilities mix, was an increase in lower cost NOW, MMDA, and Savings deposits, to 44.6% of interest-bearing liabilities for the three months ended March 31, 2004 from 41.6% for the same period in 2003. Additionally, offsetting the decline in time deposits was an increase in short-term borrowings, comprising 9.1% of average interest-bearing liabilities for the three months ended March 31, 2004 compared to 3.4% for the same period in 2003. Meanwhile, long-term debt increased slightly, comprising 11.6% and 11.8% of average interest-bearing liabilities for the three months ended March 31, 2004 and 2003.

Another important performance measurement of net interest income is the net interest margin. Net interest margin decreased to 4.10% for the three months ended March 31, 2004, from 4.38% for the comparable period in 2003. The decrease in the net interest margin can be primarily attributed to the previously mentioned decrease in the interest rate spread driven by the decrease in yield from earning assets exceeding the decrease in rates on interest-bearing liabilities.

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

                                                               Three months ended March 31,
                                                           2004                            2003
                                              AVERAGE               YIELD/    Average               Yield/
(dollars in thousands)                        BALANCE    INTEREST    RATES    Balance    Interest    Rates
-----------------------------------------------------------------------------------------------------------
ASSETS
===========================================================================================================
Short-term interest bearing accounts         $    2,779  $      91   13.16%  $    5,185  $      26    2.04%
Securities available for sale (2)               964,648     11,381    4.74      977,901     12,417    5.16
Securities held to maturity (2)                  95,954      1,138    4.77       80,342      1,183    5.98
Investment in FRB and FHLB Banks                 33,994        176    2.08       23,482        300    5.19
Loans (1)                                     2,646,114     40,027    6.08    2,354,636     39,804    6.86
                                             ----------  ---------           ----------  ---------
Total earning assets                          3,743,489     52,813    5.67    3,441,546     53,730    6.34
                                                         ---------                       ---------
Other assets                                    288,794                         255,997
                                             ----------                      ----------
TOTAL ASSETS                                 $4,032,283                      $3,697,543
                                             ----------                      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts                $  420,870      1,200    1.15   $  323,015      1,110    1.40
NOW deposit accounts                            451,514        582    0.52      394,626        691    0.71
Savings deposits                                554,612      1,004    0.73      495,411      1,230    1.01
Time deposits                                 1,094,450      7,259    2.67    1,262,254      9,581    3.08
                                             ----------  ---------           ----------  --------
  Total interest bearing deposits             2,521,446     10,045    1.60    2,475,306     12,612    2.07
Short-term borrowings                           289,616        793    1.10       98,499        289    1.19
Long-term debt                                  369,689      3,615    3.93      345,674      3,705    4.35
Junior subordinated debentures                   17,019        180    4.25            -          -    0.00
                                             ----------  ---------           ----------  --------
  Total interest bearing liabilities          3,197,770     14,633    1.84%   2,919,479     16,606    2.31%
                                                         ---------                       --------
Demand deposits                                 468,722                         430,097
Other liabilities (3)                            49,727                          55,424
Stockholders' equity                            316,064                         292,543
                                             ----------                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $4,032,283                      $3,697,543
                                             ----------                      ----------
  NET INTEREST INCOME (FTE BASIS)                           38,180                          37,124
                                                         ---------                        --------
INTEREST RATE SPREAD                                                  3.83%                           4.03%
                                                                      -----                           -----
NET INTEREST MARGIN                                                   4.10%                           4.38%
                                                                      -----                           -----
Taxable equivalent adjustment                                1,086                           1,095
                                                         ---------                        --------
  NET INTEREST INCOME                                    $  37,094                         $36,029
                                                         =========                        ========

(1) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

(2)  Securities are shown at average amortized cost.

(3) Included in other liabilities for 2003 is $17.0 million in the Company's guaranteed preferred beneficial interests in Company's junior subordinated debentures. See note 9 in the notes to interim consolidated financial statements for more information about the accounting treatment for junior subordinated debentures.

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

TABLE 3
ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
Three months ended March 31,
-------------------------------------------------------------------
                                          INCREASE (DECREASE)
                                               2004 OVER 2003
-------------------------------------------------------------------
(in thousands)                          VOLUME     RATE     TOTAL
-------------------------------------------------------------------

Short-term interest bearing accounts   $   (18)  $    83   $    65
Securities available for sale             (166)     (696)     (862)
Securities held to maturity                212      (161)       51
Investment in FRB and FHLB Banks           100      (224)     (124)
Loans                                    4,648    (4,386)      262
-------------------------------------------------------------------
Total (FTE) interest income              4,503    (5,111)     (608)
-------------------------------------------------------------------

Money market deposit accounts              300      (210)       90
NOW deposit accounts                        90      (199)     (109)
Savings deposits                           135      (361)     (226)
Time deposits                           (1,191)   (1,131)   (2,322)
Short-term borrowings                      525       (21)      504
Long-term debt                             247      (337)      (90)
Trust preferred debentures                 180         0       180
-------------------------------------------------------------------
Total interest expense                   1,481    (3,454)   (1,973)

-------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME      $ 3,022   $(1,657)  $ 1,365
===================================================================

NONINTEREST  INCOME
Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations. The following table sets forth information by category of noninterest income for the years indicated:

                                         THREE MONTHS ENDED MARCH 31,
                                            2004             2003
                                      ----------------  --------------
(in thousands)
Service charges on deposit accounts   $          4,037  $        3,603
Broker/dealer and insurance fees                 1,731           1,392
Trust                                            1,107             892
Other                                            3,174           2,828
Net securities (losses) gains                        9              27
Bank owned life insurance income                   385               0
                                      ----------------  --------------
Total                                 $         10,443  $        8,742
                                      ================  ==============

Total noninterest income increased $1.7 million, or 19% from $8.7 million for the three months ended March 31, 2003 to $10.4 million for the same period in 2004. Service charges on deposit accounts increased $0.4 million, due primarily to pricing adjustments made during the second half of 2003. Bank Owned Life Insurance ("BOLI") income increased $0.4 million, resulting from the $30.0 million BOLI purchase in June 2003. Broker/dealer revenue increased $0.3 million or 24% for the three months ended March 31, 2004 over the same period in 2003, due primarily to the Company's initiative in delivering financial service related products through its 111-branch network, which was implemented at the end of 2002. Trust revenue increased $0.2 million or 24%, due in part to an increase in assets under management from a combination of growth in managed personal trust accounts and an increase in equity markets. Other income increased $0.3 million, primarily from an increase in credit-group-life insurance fees.

NONINTEREST  EXPENSE
Noninterest expenses are also an important factor in the Company's results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

                                                THREE MONTHS ENDED MARCH 31,
                                                   2004             2003
                                              ---------------  ---------------
(in thousands)

Salaries and employee benefits                $        14,113  $        12,659
Occupancy                                               2,598            2,526
Equipment                                               1,853            1,766
Data processing and communications                      2,692            2,721
Professional fees and outside services                  1,632            1,302
Office supplies and postage                             1,031            1,073
Amortization of intangible assets                          71              162
Capital securities                                          -              191
Loan collection and other real estate owned               372              280
Other                                                   2,840            3,212
                                              ---------------  ---------------
Total noninterest expense                     $        27,202  $        25,892
                                              ===============  ===============

Total noninterest expense increased $1.3 million or 5% to $27.2 million for the three months ended March 31, 2004 from $25.9 million for the same period in 2003. Salaries and employee benefits increased $1.5 million to $14.1 million for the three months ended March 31, 2004 from $12.7 million for the same period in 2003. The increase in salaries and benefits resulted from increases in salaries expense of $0.6 million (primarily from merit increases), incentive compensation of $0.5 million (from increases in bonuses and commissions as the Company has shifted to a sales driven culture), and medical insurance expense of $0.2 million. Professional fees and outside services increased $0.3 million for the three months ended March 31, 2004 when compared to the same period in 2003, from increases in legal fees and ATM related services. Other operating expenses decreased $0.4 million for the three months ended March 31, 2004 when compared to the same period in 2003, primarily from a $0.4 million charge taken for the other-than-temporary impairment of a nonmarketable equity security in 2003.

INCOME  TAXES

Income tax expense was $5.8 million for the three months ended March 31, 2004 compared to $5.4 million for the same period in 2003. The effective tax rate was 32.1% for the three months ended March 31, 2004 and 31.7% for the same period in 2003.

ANALYSIS  OF  FINANCIAL  CONDITION

LOANS  AND  LEASES
------------------

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

                                       March 31,   December 31,   March 31,
                                          2004         2003          2003
                                       -------------------------------------
                                          (in thousands)
Commercial and commercial mortgages*   $1,133,170  $   1,085,605  $1,066,446
Residential real estate mortgages         721,991        764,681     613,093
Consumer                                  726,960        726,960     631,802
Leases                                     64,553         62,730      62,738
                                       -------------------------------------
Total loans and leases                 $2,646,674  $   2,639,976  $2,374,079
                                       =====================================

*  Includes  agricultural  loans

Total loans and leases were $2.6 billion, or 65.9% of assets, at March 31, 2004, and $2.6 billion, or 65.2% at December 31, 2003, and $2.4 billion, or 63.3%, at March 31, 2003. Total loans and leases increased $272.6 million or 11% at March 31, 2004 when compared to March 31, 2003. The solid year over year loan growth was driven mainly by increases in residential real estate mortgages, which increased $108.9 million or 18%. The increase in residential real estate mortgages resulted from a combination of low interest rates increasing product demand and centralizing the mortgage origination function at the end of 2002, leading to stronger market presence, a streamlined process, and competitive products. Additionally, consumer loans increased $95.2 million or 15%, due in part to strong growth in home equity loans and indirect automobile installment loans. Lastly, commercial loans and commercial mortgages increased $66.7 million or 6% year over year. At March 31, 2004, commercial loans, including commercial mortgages, represented approximately 43% of the loan and lease portfolio, while consumer loans and leases and residential mortgages represented 30% and 27%, respectively.

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

Average total securities remained relatively unchanged for the three months ended March 31, 2004 when compared to the same period in 2003. The average balance of securities available for sale decreased $13.3 million for the three months ended March 31, 2004 when compared to the same period in 2003. The average balance of securities held to maturity increased $15.6 million for the three months ended March 31, 2004, when compared to the same period in 2003. The average total securities portfolio represented 28% of total average earning assets for the three months ended March 31, 2004 down from 31% for the same period in 2003.

The following details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

                                             AT MARCH 31
                                            2004     2003
                                           ---------------
Mortgage-backed securities
    With maturities 15 years or less           54%     56%
    With maturities greater than 15 years      11%     12%
Collateral mortgage obligations                 5%      1%
Municipal securities                           16%     16%
US agency notes                                10%     11%
Other                                           4%      4%
                                           ---------------
Total                                         100%    100%
                                           ===============

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at March 31, 2004 was 1.64% compared to 1.73% at March 31, 2003. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

TABLE  4
ALLOWANCE  FOR  LOAN  LOSSES
---------------------------------------------------------------------------------------------------------
                                                                 Three months ended March 31,
(dollars in thousands)                                         2004                     2003
---------------------------------------------------------------------------------------------------------
Balance, beginning of period                             $         42,651          $       40,167
Recoveries                                                            829                   1,698
Charge-offs                                                        (2,301)                 (2,664)
---------------------------------------------------------------------------------------------------------
Net charge-offs                                                    (1,472)                   (966)
Provision for loan losses                                           2,124                   1,940
---------------------------------------------------------------------------------------------------------
Balance, end of period                                   $         43,303          $       41,141
=========================================================================================================
COMPOSITION OF NET CHARGE-OFFS
Commercial and agricultural                              $           (124)     9%  $          (90)    9%
Real estate mortgage                                                  (22)     1%              18   (2)%
Consumer                                                           (1,326)    90%            (894)   93%
---------------------------------------------------------------------------------------------------------
Net charge-offs                                          $         (1,472)   100%  $         (966)  100%
---------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average loans                                 0.22%                  0.17%
=========================================================================================================

Net charge-offs to average loans for the quarter ended
 March 31, 2004                                                                                    0.06%
=========================================================================================================

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

Total nonperforming assets were $14.7 million at March 31, 2004, compared to $16.4 million at December 31, 2003, and $22.0 million at March 31, 2003. The decrease in nonperforming assets resulted primarily from decreases in nonperforming loans and OREO. Nonperforming loans totaled $13.7 million at March 31, 2004, down from the $14.8 million outstanding at December 31, 2003 and $18.4 million at March 31, 2003. The decrease in nonperforming loans resulted primarily from decreases in commercial and agricultural nonperforming loans to $8.0 million at March 31, 2004 from $13.3 million at March 31, 2003. OREO decreased from $2.6 million at March 31, 2003 to $0.8 million at March 31, 2004. The improvement in nonperforming loans and OREO resulted primarily from effective workout strategies as well as conservative underwriting standards and strong credit administration, minimizing the migration of performing loans into nonperforming status.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $53.9 million in potential problem loans at March 31, 2004 as compared to $54.3 million at December 31, 2003. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company's loan rating system as "substandard." At March 31, 2004, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

Net charge-offs totaled $1.5 million for the three months ended March 31, 2004, up $0.5 million from the $1.0 million charged-off during the same period in 2003. The increase in net charge-offs resulted primarily from large recoveries during the three months ended March 31, 2003 and an increase in consumer net charge-offs during the three months ended March 31, 2004. The provision for loan and lease losses totaled $2.1 million for the three months ended March 31, 2004, up slightly from the $1.9 million provided during the same period in 2003. The level of provision for loan and lease losses required for the three months ended March 31, 2004 resulted primarily from a slight increase in loan growth and net charge-offs, offset by decreases in nonperforming loans and potential problem loans.

TABLE  5
NONPERFORMING  ASSETS
--------------------------------------------------------------------------------------------------
                                                           MARCH 31,    December 31,    March 31,
(dollars in thousands)                                       2004           2003          2003
--------------------------------------------------------------------------------------------------
Commercial and agricultural                               $    7,960   $       8,693   $   13,285
Real estate mortgage                                           2,672           2,483        2,535
Consumer                                                       2,626           2,685        1,258
--------------------------------------------------------------------------------------------------
  Total nonaccrual loans                                      13,258          13,861       17,078
--------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
 Commercial and agricultural                                      99             242          602
 Real estate mortgage                                              -             244          144
 Consumer                                                        379             482          328
--------------------------------------------------------------------------------------------------
Total loans 90 days or more past due and still accruing          478             968        1,074
--------------------------------------------------------------------------------------------------
Restructured loans in compliance with modified terms:              -               -          297
--------------------------------------------------------------------------------------------------
Total nonperforming loans                                     13,736          14,829       18,449
--------------------------------------------------------------------------------------------------
Other real estate owned (OREO)                                   757           1,157        2,609
--------------------------------------------------------------------------------------------------
Total nonperforming loans and OREO                            14,493          15,986       21,058
==================================================================================================
Nonperforming securities                                         215             395          925
--------------------------------------------------------------------------------------------------
Total nonperforming assets                                $   14,708   $      16,381   $   21,983
==================================================================================================
Total nonperforming loans to loans and leases                   0.52%           0.56%        0.78%
Total nonperforming assets to assets                            0.37%           0.40%        0.59%
Total allowance for loan and lease losses
  to nonperforming loans                                      315.25%         287.62%      223.00%
==================================================================================================

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


DEPOSITS
--------

Total deposits were $3.0 billion at March 31, 2004, up slightly from year-end 2003, and an increase of $58.7 million, or 2%, from the same period in the prior year. Total average deposits increased $84.8 million, or 3%, from March 31, 2003 to March 31, 2004. The Company experienced a decline in time deposits, as average time deposits declined $167.8 million or 13%, from March 31, 2003 to March 31, 2004. Meanwhile, average core deposits increased $252.6 million or 15%, from March 31, 2003 to March 31, 2004. The Company has focused on maintaining and growing its base of lower cost checking, savings and money market accounts while allowing runoff of some of its higher cost time deposits. At March 31, 2004, total checking, savings and money market accounts represented 64.6% of total deposits compared to 57.5% at March 31, 2003.

BORROWED  FUNDS
---------------

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $238.1 million at March 31, 2004 compared to $302.9 million and $95.1 million at December 31, and March 31, 2003, respectively. The increase from March 31, 2004 when compared to the same period in 2003 was due primarily to a much higher rate of loan growth when compared to deposit growth. Long-term debt was $369.7 million at March 31, 2004 and December 31, 2003 and was $345.3 million March 31, 2003. For more information about the Company's borrowing capacity and liquidity position, see the section with the title caption of "Liquidity Risk" on page 31 in this discussion.

CAPITAL  RESOURCES
------------------

Stockholders' equity of $322.3 million represents 8.0% of total assets at March 31, 2004, compared with $291.6 million, or 7.8% in the comparable period of the prior year, and $310.0 million, or 7.7% at December 31, 2003. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

On April 26, 2004, the Company announced that the NBT Board of Directors declared a second quarter 2004 cash dividend of $0.19, representing a $0.02 per share or 12% increase from the cash dividend of $0.17 per share declared during the previous quarter. The dividend will be paid on June 15, 2004, to shareholders of record as of June 1, 2004. This dividend increase will increase the quarterly cash outlay for dividends by approximately $650K and is not expected to have a material impact on stockholders' equity or regulatory capital ratios.

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

TABLE  6
CAPITAL  MEASUREMENTS
----------------------------------------------------
                                  FIRST      First
                                 QUARTER    Quarter
                                  2004       2003
----------------------------------------------------
Tier 1 leverage ratio               6.96%      6.71%
Tier 1 capital ratio               10.12%      9.77%
Total risk-based capital ratio     11.37%     11.02%
Cash dividends as a percentage
 of net income                     45.20%     47.87%
Per common share:
 Book value                     $   9.80   $   9.00
 Tangible book value            $   8.29   $   7.50
====================================================

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 2.30 at March 31, 2004 and 1.94 in the comparable period of the prior year. The Company's price was 15.2 times annualized earnings at March 31, 2004, compared to 12.5 times for the same period last year.

TABLE  7
QUARTERLY  COMMON  STOCK  AND  DIVIDEND  INFORMATION
----------------------------------------------------
                                           Cash
                                        Dividends
Quarter Ending   High    Low    Close    Declared
----------------------------------------------------
2003
----------------------------------------------------
March 31        $18.60  $16.76  $17.43  $    0.170
June 30          19.94   17.37   19.36       0.170
September 30     21.76   19.24   20.25       0.170
December 31      22.78   19.50   21.44       0.170
====================================================
2004
----------------------------------------------------
MARCH 31        $23.00  $21.21  $22.50  $    0.170
====================================================

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

In the declining rate scenarios, net interest income is projected to remain relatively unchanged when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The inability to effectively lower deposit rates will likely reduce or eliminate the benefit of lower interest rates. In the rising rate scenarios of rates rising gradually 200 bp and the long end of the yield curve remains flat and the short end of the curve increases 200 bp gradually, net interest income is projected to experience a decline from the flat rate scenario. Net interest income is projected to remain at lower levels than in a rising rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase.

Net interest income for the next twelve months in the + 200/+ 200 flat/- 75 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2004 balance sheet position:

TABLE  10
INTEREST  RATE  SENSITIVITY  ANALYSIS
-----------------------------------------------
CHANGE IN INTEREST RATES   PERCENT CHANGE IN
(IN BASIS POINTS)          NET INTEREST INCOME
-----------------------------------------------
+ 200 FLAT                              (1.44%)
+ 200                                   (0.53%)
- 75                                      0.04%
-----------------------------------------------

Under the flat rate scenario with a static balance sheet, net interest income is anticipated to decrease approximately 2.7% from annualized net interest income for the three months ended March 31, 2004. The Company anticipates under current conditions, earning assets will continue to reprice at a faster rate than interest bearing liabilities. In order to protect net interest income from anticipated net interest margin compression, the Company will continue to focus on increasing low cost core funding as well as growing earning assets through loan growth and leverage opportunities. However, if the Company cannot increase low cost core funding and earning assets, and the yield curve flattens or remains unchanged from the March 31, 2004 measurement date, the Company expects net interest income to decline for the remainder of 2004.

Currently, the Company is holding fixed rate residential real estate mortgages in its loan portfolio and mortgage related securities in its investment portfolio. Two major factors the Company considers in holding residential real estate mortgages is its level of core deposits and the duration of its mortgage-related securities and loans. Current core deposit levels combined with a shortening of duration of mortgage-related securities and loans have enabled the Company to hold fixed rate residential real estate mortgages without having a significant negative impact on interest rate risk. Furthermore, in an effort to improve the Company's interest rate risk exposure to rising interest rates, the Company sold approximately $22 million in residential real estate mortgages during the three month period ended March 31, 2004. These measures have the Company's interest rate risk position well matched at March 31, 2004, as the Company's net interest income is projected to decrease by 0.53% if interest rates gradually rise 200 basis points. The Company's exposure to 30-year fixed rate mortgage related securities and loans have decreased approximately $39.8 million from March 31, 2004 to March 31, 2003. From December 31, 2003, we have reduced our exposure to 30-year fixed rate mortgage related securities and loans by $25.2 million. Approximately 11.1% of earning assets were comprised of 30-year fixed rate mortgage related securities and loans at March 31, 2004, down from a ratio of 13.1% at March 31, 2003. The Company closely monitors its matching of earning assets to funding sources. If core deposit levels decrease or the rate of growth in core deposit levels does not equal or exceed the rate in growth of 30-year fixed rate real estate mortgage related securities or loans, the Company will continue to reevaluate its strategy and may sell new originations of fixed rate mortgages in the secondary market or may sell certain mortgage related securities in order to limit the Company's exposure to long-term earning assets.

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At March 31, 2004, the Company's Basic Surplus measurement was 10.1% of total assets or $403 million, which was above the Company's minimum of 5% or $201 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At March 31, 2004, the Company considered its Basic Surplus adequate to meet liquidity needs.

The Company's primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company's subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At March 31, 2004, approximately $40.4 million of the total stockholders' equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

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

Item 2 -- Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of
1934),  of  our  common  stock  during  the  three  months ended March 31, 2004:


                                                     TOTAL NUMBER OF        MAXIMUM
                                                     SHARES PURCHASED  NUMBER OF SHARES
                                                        AS PART OF      THAT MAY YET BE
                  TOTAL NUMBER OF    AVERAGE PRICE       PUBLICLY       PURCHASED UNDER
PERIOD            SHARES PURCHASED  PAID PER SHARE   ANNOUNCED PLANS     THE PLANS (1)
----------------  ----------------  ---------------  ----------------  -----------------
1/1/04 - 1/31/04                 -                -                 -          1,155,054
----------------  ----------------  ---------------  ----------------  -----------------
2/1/04 - 2/29/04               500  $         21.68               500          1,154,554
----------------  ----------------  ---------------  ----------------  -----------------
3/1/04 - 3/31/04                 -                -                 -          1,154,554
----------------  ----------------  ---------------  ----------------  -----------------
Total                          500  $         21.68               500
----------------  ----------------  ---------------  ----------------  -----------------

(1)     On  July 22, 2002, we announced that our Board of Directors had approved a share repurchase  program, pursuant to which up to 1,000,000 shares of our common stock may be repurchased. On April 23, 2003, we announced the Board of Directors had approved a share repurchase program, pursuant to which an additional 1,000,000 shares of our common stock may be repurchased. On January 26, 2004, the Board of Directors approved a resolution to combine  the  July  22,  2002  and April 23, 2003 repurchase programs. At that time, the available  shares  for repurchase under the July 22, 2002 program totaled 155,054 shares and  there  were  1,000,000  shares  available  for  repurchase under the April 23, 2003 program,  resulting  in  an  aggregate  number  of  shares  available  for repurchase to
1,155,054  shares.  The  repurchase  program  has no set expiration or termination date.

Item  3  --  Defaults  Upon  Senior  Securities

None

Item  4  --  Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item  5  --  Other  Information

On April 26, 2004, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.19 per share, an increase of $0.02 per share over the previous quarter. The cash dividend will be paid on June 15, 2004 to stockholders of record as of June 1, 2004.

Item  6  --  Exhibits  and  Reports  on  Form  8-K

(a)  Exhibits

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

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) During the quarter ended March 31, 2004, the Company filed the following Current Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K dated January 28, 2004, which contained a press release announcing financial results for the quarter and year ended December 31, 2003 and a dividend declaration to be paid on March 15, 2004 to stockholders of record as of March 1, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 3rd day of May, 2004.




                                NBT BANCORP INC.



                           By:  /s/  MICHAEL J. CHEWENS
                              -------------------------
                                Michael J. Chewens, CPA
                             Senior Executive Vice President
                     Chief Financial Officer and Corporate Secretary