Form 10-Q
period 2004-06-30
NBT BANCORP INC
filed 2004-08-06
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark  One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the  past  90  days.   Yes   [X]    No   [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes   [X]   No   [_]

As of July 31, 2004, there were 32,593,477 shares outstanding of the Registrant's common stock, $0.01 par value.

                                NBT BANCORP INC.
                     FORM 10-Q--Quarter Ended June 30, 2004


                                TABLE OF CONTENTS



PART  I   FINANCIAL  INFORMATION

Item  1   Interim  Financial  Statements  (Unaudited)

          Consolidated Balance Sheets at June 30, 2004, December 31, 2003, and June 30, 2003

          Consolidated Statements of Income for the three and six month periods ended June 30, 2004 and 2003

          Consolidated Statements of Stockholders' Equity for the six month periods ended June 30, 2004 and 2003

          Consolidated Statements of Cash Flows for the six month periods ended June 30, 2004 and 2003

          Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2004 and 2003

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

SIGNATURES

INDEX  TO  EXHIBITS

NBT BANCORP INC. AND SUBSIDIARIES                                  JUNE 30,     December 31,    June 30,
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                              2004           2003          2003
----------------------------------------------------------------  -----------  --------------  -----------
(in thousands, except share and per share data)

ASSETS
Cash and due from banks                                           $  102,705   $     125,590   $  143,884
Short-term interest bearing accounts                                   7,240           2,502        3,576
Securities available for sale, at fair value                         980,097         980,961      987,147
Securities held to maturity (fair value - $80,390, $98,576,
  and $94,339)                                                        79,766          97,204       92,452
Federal Reserve and Federal Home Loan Bank stock                      35,994          34,043       29,175
Loans and leases                                                   2,753,625       2,639,976    2,496,385
  Less allowance for loan and lease losses                            43,482          42,651       40,858
----------------------------------------------------------------  -----------  --------------  -----------
  Net loans                                                        2,710,143       2,597,325    2,455,527
Premises and equipment, net                                           62,008          62,443       61,332
Goodwill                                                              47,521          47,521       47,558
Intangible assets, net                                                 2,189           2,331        2,606
Bank owned life insurance                                             31,609          30,815       30,014
Other assets                                                          66,102          66,150       64,186
----------------------------------------------------------------  -----------  --------------  -----------
TOTAL ASSETS                                                      $4,125,374   $   4,046,885   $3,917,457
----------------------------------------------------------------  -----------  --------------  -----------


LIABILITIES, GUARANTEED PREFERRED BENEFICIAL INTERESTS
IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (noninterest bearing)                                    $  490,573   $     500,303   $  470,422
  Savings, NOW, and money market                                   1,494,278       1,401,825    1,304,304
  Time                                                             1,055,758       1,099,223    1,190,470
----------------------------------------------------------------  -----------  --------------  -----------
  Total deposits                                                   3,040,609       3,001,351    2,965,196
Short-term borrowings                                                349,144         302,931      211,981
Trust preferred debentures                                            18,720               -            -
Long-term debt                                                       369,567         369,700      370,129
Other liabilities                                                     39,659          45,869       55,301
----------------------------------------------------------------  -----------  --------------  -----------
  Total liabilities                                                3,817,699       3,719,851    3,602,607
Guaranteed preferred beneficial interests in
  Company's junior subordinated debentures                                 -          17,000       17,000

Stockholders' equity:
  Preferred stock none issued                                              -               -            -
  Common stock, $0.01 par value; shares authorized- 50,000,000;
    shares issued 34,401,041, 34,401,088, and 34,401,128
    at June 30, 2004, December 31, 2003, and June 30, 2003,
    respectively                                                         344             344          344
  Additional paid-in-capital                                         209,396         209,267      209,769
  Retained earnings                                                  133,146         120,016      107,409
  Unvested stock awards                                                 (413)           (197)        (260)
  Accumulated other comprehensive (loss) income                       (2,641)          7,933       14,573
  Treasury stock at cost 1,786,211, 1,592,435,
    and 1,980,290 shares at June 30, 2004, December 31, 2003
    and June 30, 2003, respectively                                  (32,157)        (27,329)     (33,985)
----------------------------------------------------------------  -----------  --------------  -----------
  Total stockholders' equity                                         307,675         310,034      297,850
----------------------------------------------------------------  -----------  --------------  -----------
TOTAL LIABILITIES, GUARANTEED PREFERRED
BENEFICIAL INTERESTS IN COMPANY'S JUNIOR
SUBORDINATED DEBENTURES
AND STOCKHOLDERS' EQUITY                                          $4,125,374   $   4,046,885   $3,917,457
================================================================  ===========  ==============  ===========

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES                                 Three months ended June 30,     Six months ended June 30,
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)                       2004            2003             2004           2003
--------------------------------------------------------------  -------------  ---------------  --------------  -------------
(in thousands, except per share data)
Interest, fee and dividend income:
Interest and fees on loans and leases                           $      39,635  $        39,540  $       79,529  $      79,155
Securities available for sale                                          10,313           10,864          21,082         22,669
Securities held to maturity                                               755              857           1,552          1,746
Other                                                                     235              332             502            658
--------------------------------------------------------------  -------------  ---------------  --------------  -------------
  Total interest, fee and dividend income                              50,938           51,593         102,665        104,228
--------------------------------------------------------------  -------------  ---------------  --------------  -------------

Interest expense:
Deposits                                                                9,674           12,040          19,719         24,652
Short-term borrowings                                                     794              370           1,587            659
Long-term debt                                                          3,627            3,691           7,242          7,396
Trust preferred debentures                                                163                -             343              -
--------------------------------------------------------------  -------------  ---------------  --------------  -------------
  Total interest expense                                               14,258           16,101          28,891         32,707
--------------------------------------------------------------  -------------  ---------------  --------------  -------------
Net interest income                                                    36,680           35,492          73,774         71,521
Provision for loan and lease losses                                     2,428            1,413           4,552          3,353
--------------------------------------------------------------  -------------  ---------------  --------------  -------------
Net interest income after provision for loan and lease losses          34,252           34,079          69,222         68,168
--------------------------------------------------------------  -------------  ---------------  --------------  -------------

Noninterest income:
Trust                                                                   1,142            1,116           2,249          2,008
Service charges on deposit accounts                                     4,090            3,764           8,127          7,367
Broker/dealer and insurance fees                                        1,783            1,750           3,514          3,142
Net securities gains                                                       29               38              38             65
Bank owned life insurance income                                          409               14             794             14
Other                                                                   2,536            2,257           5,710          5,085
--------------------------------------------------------------  -------------  ---------------  --------------  -------------
  Total noninterest income                                              9,989            8,939          20,432         17,681
--------------------------------------------------------------  -------------  ---------------  --------------  -------------

Noninterest expenses:
Salaries and employee benefits                                         12,542           12,060          26,655         24,719
Office supplies and postage                                             1,143            1,011           2,174          2,084
Occupancy                                                               2,446            2,182           5,044          4,708
Equipment                                                               1,781            1,944           3,634          3,710
Professional fees and outside services                                  1,424            1,240           3,056          2,542
Data processing and communications                                      2,852            2,720           5,544          5,441
Amortization of intangible assets and goodwill                             71              155             142            317
Capital securities                                                          -              179               -            370
Loan collection and other real estate owned                                99              476             471            756
Other operating                                                         3,505            3,881           6,345          7,093
--------------------------------------------------------------  -------------  ---------------  --------------  -------------
  Total noninterest expenses                                           25,863           25,848          53,065         51,740
--------------------------------------------------------------  -------------  ---------------  --------------  -------------
Income before income tax expense                                       18,378           17,170          36,589         34,109
Income tax expense                                                      5,810            5,362          11,650         10,735
--------------------------------------------------------------  -------------  ---------------  --------------  -------------
NET INCOME                                                      $      12,568  $        11,808  $       24,939  $      23,374
==============================================================  =============  ===============  ==============  =============
Earnings per share:
  Basic                                                         $        0.38  $          0.36  $         0.76  $        0.72
  Diluted                                                       $        0.38  $          0.36  $         0.75  $        0.71
==============================================================  =============  ===============  ==============  =============

See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Accumulated
                                                     Additional                 Unvested         Other
                                           Common     Paid-in-     Retained    Restricted    Comprehensive    Treasury
                                            Stock     Capital      Earning       Stock       (Loss)/Income     Stock       Total
-----------------------------------------  -------  ------------  ----------  ------------  ---------------  ----------  ---------
(in thousands, except per share data)

BALANCE AT DECEMBER 31, 2002               $   344  $   210,443   $  95,085   $      (127)  $       16,531   $ (29,894)  $292,382
Net income                                                           23,374                                                23,374
Cash dividends - $0.34 per share                                    (11,050)                                              (11,050)
Purchase of 369,313 treasury shares                                                                             (6,489)    (6,489)
Issuance of 41,980 shares in
  exchange for 20,172 shares
  received as consideration for the
  exercise of incentive stock options                      (357)                                                   357          -
Issuance of 107,403 shares to
  employee benefit plans and
  other stock plans, including
  tax benefit                                              (317)                                                 1,838      1,521
Grant of 11,536 shares of restricted
  stock awards                                                                       (203)                         203          -
Amortization of restricted stock awards                                                70                                      70
Other comprehensive loss                                                                            (1,958)                (1,958)
-----------------------------------------  -------  ------------  ----------  ------------  ---------------  ----------  ---------
BALANCE AT JUNE 30, 2003                   $   344  $   209,769   $ 107,409   $      (260)  $       14,573   $ (33,985)  $297,850
=========================================  =======  ============  ==========  ============  ===============  ==========  =========

BALANCE AT DECEMBER 31, 2003               $   344  $   209,267   $ 120,016   $      (197)  $        7,933   $ (27,329)  $310,034
Net income                                                           24,939                                                24,939
Cash dividends - $0.36 per share                                    (11,809)                                              (11,809)
Purchase of 351,331 treasury shares                                                                             (7,558)    (7,558)
Issuance of 134,147 shares to
  employee benefit plans and other
  stock plans, including tax benefit                         70                                                  2,494      2,564
Grant of 24,371 shares of restricted
  stock awards                                               59                      (312)                         253          -
Amortization of restricted stock awards                                                79                                      79
Forfeited 963 shares of restricted stock                                               17                          (17)         -
Other comprehensive loss                                                                           (10,574)               (10,574)
-----------------------------------------  -------  ------------  ----------  ------------  ---------------  ----------  ---------
BALANCE AT JUNE 30, 2004                   $   344  $   209,396   $ 133,146   $      (413)  $       (2,641)  $ (32,157)  $307,675
=========================================  =======  ============  ==========  ============  ===============  ==========  =========

See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries                                  Six Months Ended June 30,
Consolidated Statements of Cash Flows (unaudited)                    2004             2003
--------------------------------------------------------------  ---------------  --------------
(in thousands)

OPERATING ACTIVITIES:
Net income                                                      $       24,939   $      23,374
Adjustments to reconcile net income to net cash provided
  by operating activities:
Provision for loan losses                                                4,552           3,353
Depreciation of premises and equipment                                   3,028           3,232
Net amortization on securities                                           1,459           2,250
Amortization of intangible assets                                          142             317
Amortization of restricted stock awards                                     79              70
Proceeds from sale of loans held for sale                               23,398           7,581
Origination of loans held for sale                                      (1,025)         (2,350)
Net losses (gains) on sale of loans                                       (108)              -
Net loss on disposal of premises and equipment                               -               -
Net (gain) loss on sale of other real estate owned                        (652)           (710)
Net security (gains) losses                                                (38)            (65)
Writedown of nonmarketable equity securities                                 -             620
Purchase of Bank Owned Life Insurance                                        -         (30,000)
Net decrease (increase) in other assets                                  6,198          (3,694)
Net decrease in other liabilities                                       (6,210)         13,160
--------------------------------------------------------------  ---------------  --------------
Net cash provided by operating activities                               55,762          17,138
--------------------------------------------------------------  ---------------  --------------
INVESTING ACTIVITIES:
Net cash and cash equivalents provided by acquisitions                       -          10,594
Securities available for sale:
Proceeds from maturities                                               155,276         227,529
Proceeds from sales                                                     12,794         177,526
Purchases                                                             (185,197)       (390,249)
Securities held to maturity:
Proceeds from maturities                                                33,999          29,473
Purchases                                                              (16,572)        (39,446)
Net (Purchases) proceeds of FRB and FHLB stock                          (1,951)         (5,476)
Net (increase) decrease in loans                                      (140,095)       (148,341)
Purchase of premises and equipment, net                                 (2,593)         (3,275)
Proceeds from sales of other real estate owned                           1,899           2,434
--------------------------------------------------------------  ---------------  --------------
Net cash (used in) provided by investing activities                   (142,440)       (139,231)
--------------------------------------------------------------  ---------------  --------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                     39,253          29,845
Net (decrease) in short-term borrowings                                 46,214         106,380
Proceeds from issuance of long-term debt                                30,000         125,000
Repayments of long-term debt                                           (30,133)       (100,346)
Proceeds from issuance of treasury shares to employee benefit
  plans and other stock plans, including tax benefit                     2,564           1,521
Purchase of treasury stock                                              (7,558)         (6,489)
Cash dividends                                                         (11,809)        (11,050)
--------------------------------------------------------------  ---------------  --------------
Net cash provided by (used in) financing activities                     68,531         144,861
--------------------------------------------------------------  ---------------  --------------
Net (decrease) increase in cash and cash equivalents                   (18,147)         22,768
Cash and cash equivalents at beginning of period                       128,092         124,623
--------------------------------------------------------------  ---------------  --------------
CASH AND CASH EQUIVALENTS AND END OF PERIOD                     $      109,945   $     147,391
--------------------------------------------------------------  ---------------  --------------

                                                                     (continued)


Consolidated Statements of Cash Flows, Continued                    Six Months Ended June 30,
Supplemental disclosure of cash flow information:                         2004            2003

Cash paid during the period for:
  Interest                                                      $       29,705   $      33,819
  Income taxes                                                           7,335           6,100
--------------------------------------------------------------  ---------------  --------------

Transfers:
  Loans transferred to OREO                                     $          460   $       1,122
--------------------------------------------------------------  ---------------  --------------

Acquisitions:
--------------------------------------------------------------  ---------------  --------------
  Fair value of assets acquired                                              -   $       1,155
  Fair value of liabilities assumed                                          -          13,311

See notes to unaudited interim consolidated financial statements.

----------------------------------------------------------------------------------------------------------------------
                                                       Three months ended June 30,       Six months ended June 30,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME           2004             2003             2004             2003
---------------------------------------------------  --------------  ----------------  ---------------  --------------
(in thousands and unaudited)
Net income                                           $      12,568   $        11,808   $       24,939   $      23,374
---------------------------------------------------  --------------  ----------------  ---------------  --------------

Other comprehensive (loss), net of tax
  Unrealized holding (losses) arising during
  period [pre-tax amounts of $(24,792) $(488),
  $(17,548), and  $(2,831)]                                (15,124)             (293)         (10,551)         (1,702)
  Minimum pension liability adjustment                           -                 -                -            (217)
  Less: Reclassification adjustment for net (gains)
  included in net income [pre-tax amounts of
  $(29), $(38), $(38), and $(65)]                              (17)              (23)             (23)            (39)
---------------------------------------------------  --------------  ----------------  ---------------  --------------
Total other comprehensive (loss)                           (15,141)             (316)         (10,574)         (1,958)
---------------------------------------------------  --------------  ----------------  ---------------  --------------
Comprehensive income (loss)                          $      (2,573)  $        11,492   $       14,365   $      21,416
----------------------------------------------------------------------------------------------------------------------

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiary
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004

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

The principal subsidiaries of the Company through which it conducts its operations are the Bank and NBT Financial. The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York and northeastern Pennsylvania market area. The Bank conducts business through two operating divisions, NBT Bank and Pennstar Bank.

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

In December, 2003, the Financial Accounting Standards Board (FASB) issued revisions to Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities (VIE)" or FIN No. 46-R. Prior to the issuance of FIN No. 46-R, the Company included CNBF Capital Trust I (the Trust), a statutory business trust established for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures, in its consolidated financial statements. The guaranteed preferred beneficial interests in the Company's junior subordinated debentures was reported as a mezzanine item between total liabilities and stockholders' equity. Since these capital securities were not reported as debt on the Company's consolidated balance sheet, the interest expense associated with the capital securities was reported as a component of noninterest expense in the Company's consolidated statements of income.

Upon adoption of FIN No. 46-R on January 1, 2004, the Company de-consolidated the Trust from the Company's consolidated balance sheet. The consolidated balance sheet at June 30, 2004 includes the Company's obligation to the Trust as a component of liabilities, as long-term debt. The interest expense associated with the Company's obligation to the Trust is reported as a component of interest expense in the Company's consolidated statements of income for the three and six months ended June 30, 2004. See footnote 9 for more information about the accounting treatment of the Trust in the Company's consolidated financial statements.

The consolidated balance sheet at December 31, 2003 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 2003 and notes thereto referred to above.

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

Income taxes are accounted for under the asset and liability method. The Company files a consolidated tax return on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at June 30, 2004 and 2003. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 5.     COMMITMENTS AND CONTINGENCIES

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. At June 30, 2004 and December 31, 2003, commitments to extend credit and unused lines of credit totaled $556.7 million and $473.0 million. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $24.5 million at June 30, 2004, and $17.1 million at December 31, 2003. As of June 30, 2004, the fair value of standby letters of credit was not material to the Company's consolidated financial statements.

NOTE  6.     EARNINGS  PER  SHARE

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

---------------------------------------------------------------------------------
Three months ended June 30,                                       2004     2003
---------------------------------------------------------------  -------  -------
(in thousands, except per share data)

Basic EPS:
  Weighted average common shares outstanding                      32,758   32,653
  Net income available to common shareholders                    $12,568  $11,808
---------------------------------------------------------------  -------  -------
Basic EPS                                                        $  0.38  $  0.36
===============================================================  =======  =======

Diluted EPS:
  Weighted average common shares outstanding                      32,758   32,653
  Dilutive potential common stock                                    326      282
---------------------------------------------------------------  -------  -------
  Weighted average common shares and common
    share equivalents                                             33,084   32,935
  Net income available to common shareholders                    $12,568  $11,808
---------------------------------------------------------------  -------  -------
Diluted EPS                                                      $  0.38  $  0.36
===============================================================  =======  =======


=================================================================================
Six months ended June 30,                                           2004     2003
---------------------------------------------------------------  -------  -------
(in thousands, except per share data)

Basic EPS:
  Weighted average common shares outstanding                      32,777   32,443
  Net income available to common shareholders                    $24,939  $23,374
---------------------------------------------------------------  -------  -------
Basic EPS                                                        $  0.76  $  0.72
===============================================================  =======  =======

Diluted EPS:
  Weighted average common shares outstanding                      32,777   32,443
  Dilutive effect of common stock options and restricted stock       352      275
---------------------------------------------------------------  -------  -------
  Weighted average common shares and common
    share equivalents                                             33,129   32,718
  Net income available to common shareholders                    $24,939  $23,374
---------------------------------------------------------------  -------  -------
Diluted EPS                                                      $  0.75  $  0.71
=================================================================================

There were 337,393 stock options for the quarter ended June 30, 2004 and 202,970 stock options for the quarter ended June 30, 2003 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods. There were 337,393 stock options for the six months ended June 30, 2004 and 368,022 stock options for the six months ended June 30, 2003 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

NOTE  7.     STOCK-BASED  COMPENSATION

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

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options and employee stock purchase plan under SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

=========================================================================
                                                 THREE MONTHS ENDED
                                                      JUNE 30,
-------------------------------------------------------------------------
(in thousands, except per share data)           2004            2003
                                            -------------- --------------
Net income, as reported                     $   12,568        $   11,808
Add: Stock-based compensation
  expense included in reported net
  income, net of related tax effects                26                19
Less: Stock-based compensation
  expense determined under fair
  value method for all awards, net
  of related tax effects                          (289)             (268)
                                            -----------       -----------
Pro forma net income                        $   12,305        $   11,559
                                            ===========       ===========

Net income per share:
Basic - as reported                         $     0.38        $     0.36
Basic - Pro forma                           $     0.38        $     0.36

Diluted - as reported                       $     0.38        $     0.36
Diluted - Pro forma                         $     0.37        $     0.35
=========================================================================

===============================================================
                                            SIX MONTHS ENDED
                                               JUNE 30,
---------------------------------------------------------------
(in thousands, except per share data)     2004         2003
                                       -----------  -----------
Net income, as reported                $   24,939   $   23,374
Add: Stock-based compensation
  Expense in reported net income,
  Net of related tax effects                   49           42
Less: Stock-based compensation
  expense determined under fair
  value method for all awards, net
  of related tax effects                     (571)        (531)
                                       -----------  -----------
Pro forma net income                   $   24,417   $   22,885
                                       ===========  ===========


Net income per share:
Basic - as reported                    $     0.76   $     0.72
Basic - Pro forma                      $     0.74   $     0.71

Diluted - as reported                  $     0.75   $     0.71
Diluted - Pro forma                    $     0.74   $     0.70
===============================================================


The Company granted 343,552 stock options for the six months ended June 30, 2004 with a weighted average exercise price of $22.15 per share compared to 366,392 stock options granted for the six months ended June 30, 2003 with a weighted average exercise price of $17.53 per share. The per share weighted average fair value of the stock options granted for the six months ended June 30, 2004 and 2003 was $5.81 and $3.92. The assumptions used for the grants noted above were as follows:

                         SIX MONTHS ENDED   SIX MONTHS ENDED
                           JUNE 30, 2004      JUNE 30, 2003
=============================================================
DIVIDEND YIELD              3.01% - 3.74%      3.73% - 3.97%
EXPECTED VOLATILITY        31.48% - 31.65%    31.35% - 31.38%
RISK-FREE INTEREST RATE     3.56% - 4.41%      2.98% - 3.36%
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

NOTE  8.     GOODWILL  AND  INTANGIBLE  ASSETS

A summary of goodwill by operating subsidiaries follows:

                               JANUARY 1,     GOODWILL     JUNE 30,
(in thousands)                    2003      ACQ. (DISP.)     2003
                               -------------------------------------
NBT Bank, N.A.                 $    43,120  $     1,437 -  $  44,557
NBT Financial Services, Inc.         3,001              -      3,001
                               -------------------------------------
Total                          $    46,121  $     1,437 -  $  47,558
                               =====================================


                               JANUARY 1,     GOODWILL     JUNE 30,
(in thousands)                    2004      ACQ. (DISP.)     2004
                               -------------------------------------
NBT Bank, N.A.                 $    44,520  $           -  $  44,520
NBT Financial Services, Inc.         3,001              -      3,001
                               -------------------------------------
Total                          $    47,521  $           -  $  47,521
                               =====================================

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

A summary of core deposit and other intangible assets follows:

                                       JUNE 30,
                                    2004    2003
                                   --------------
(in thousands)
Core deposit intangibles:
  Gross carrying amount            $5,558  $5,558
  Less: accumulated amortization    4,587   4,221
                                   --------------
Net Carrying amount                   971   1,337
                                   --------------

Other intangibles:
  Gross carrying amount             1,031   1,031
  Less: accumulated amortization      364     313
                                   --------------
Net Carrying amount                   667     718
                                   --------------

Other intangibles not subject to
  amortization: Pension asset         551     551

Total intangibles with definite
  useful lives:
  Gross carrying amount             7,140   7,140
  Less: accumulated amortization    4,951   4,534
                                   --------------
Net Carrying amount                $2,189  $2,606
                                   ==============

Amortization expense on finite-lived intangible assets is expected to total $0.1 million for the remainder of 2004 and $0.3 million for each of 2005, 2006, 2007 and $0.2 million for 2008.

NOTE 9. GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

On June 14, 1999, the CNB Financial Corp. ("CNBF") who was acquired by the Company on November 8, 2001 established CNBF Capital Trust I (the Trust), which is a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures (capital securities). On August 4, 1999, the Trust issued $18.0 million in capital securities at 3-month LIBOR plus 275 basis points, which equaled 8.12% at issuance. The rate on the capital securities resets quarterly, equal to the 3-month LIBOR plus 275 basis points (3.86% and 4.04% for the June 30, 2004 and 2003 quarterly payments, respectively). The capital securities are the sole asset of the Trust. The obligations of the Trust are guaranteed by the Company.

Capital securities totaling $1.0 million were issued to the Company. The net proceeds from the sale of the capital securities were used for general corporate purposes and to provide a capital contribution of $15.0 million to CNB Bank, which was merged into NBT Bank. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions, subject to certain restrictions. The Company's primary source of funds to pay interest on the debentures owed to the Trust are current dividends from the Bank. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of NBT Bank to pay dividends.

As noted previously, prior to the adoption of FIN No. 46-R on January 1, 2004, the Company consolidated the capital securities of the Trust and reported the securities as guaranteed preferred beneficial interests in the Company's junior subordinated debentures as a mezzanine item between total liabilities and stockholders' equity on the consolidated balance sheet. Since the capital securities were not classified as debt, the interest expense associated with the securities was reported as a component of total noninterest expense on the Company's consolidated income statements. On January 1, 2004, the Company de-consolidated the Trust from its consolidated balance sheet. The Company's obligation to the Trust is now reported as Trust Preferred Debentures as a component of long-term debt on the Company's consolidated balance sheet as of June 30, 2004. The interest expense associated with these debentures is reported as a component of total interest expense in the Company's consolidated statements of income for the three and six months ended June 30, 2004. As permitted, the provisions of FIN No. 46-R were applied on a prospective basis.

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

The Components of pension expense and postretirement expense are set forth below:

                                     THREE MONTHS ENDED JUNE 30,
Pension plan:                          2004              2003
                                  ---------------------------------
  Service cost                    $          427   $           337
  Interest cost                              533               507
  Expected return on plan assets            (934)             (794)
  Net amortization                            64                64
                                  ---------------  ----------------
  Total                           $           90   $           114
                                  ===============  ================

                                     THREE MONTHS ENDED JUNE 30,
Postretirement Health Plan:            2004              2003
                                  ---------------------------------
  Service cost                    $            9   $            33
  Interest cost                               68                91
  Net amortization                           (10)               10
                                  ---------------  ----------------
  Total                           $           67   $           134
                                  ===============  ================


                                      SIX MONTHS ENDED JUNE 30,
Pension plan:                          2004              2003
                                  ---------------------------------
  Service cost                    $          854   $           674
  Interest cost                            1,066             1,014
  Expected return on plan assets          (1,868)           (1,588)
  Net amortization                           128               128
                                  ---------------  ----------------
  Total                           $          180   $           228
                                  ===============  ================

                                      SIX MONTHS ENDED JUNE 30,
Postretirement Health Plan:            2004              2003
                                  ---------------------------------
  Service cost                    $           18   $            66
  Interest cost                              136               182
  Net amortization                           (20)               20
                                  ---------------  ----------------
  Total                           $          134   $           268
                                  ===============  ================

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

OVERVIEW

The Company earned net income of $12.6 million ($0.38 diluted earnings per share) for the three months ended June 30, 2004 compared to net income of $11.8 million ($0.36 diluted earnings per share) for the three months ended June 30, 2003. The quarter to quarter increase in net income from 2004 to 2003 was primarily the result of increases in total noninterest income of $1.1 million and net interest income of $1.2 million offset by an increase in the provision for loan and lease losses of $1.0 million. The increase in noninterest income was driven primarily by increases in services charges on deposit accounts of $0.3 million, Bank Owned Life Insurance (BOLI) income of $0.4 million, and other income of $0.3 million. The increase in net interest income resulted primarily from 12% growth in average loans during the three months ended June 30, 2004 compared to the same period in 2003 offset somewhat by a 19 basis point decline in net interest margin to 3.99% for 2004 from 4.18% for 2003. The increase in provision for loan and lease losses resulted primarily from loan growth and higher net charge-offs for the quarter ended June 30, 2004 compared to the same period in 2003.

The Company earned net income of $24.9 million ($0.75 diluted earnings per share) for the six months ended June 30, 2004 compared to net income of $23.4 million ($0.71 diluted earnings per share) for the six months ended June 30, 2003. The increase in net income from 2004 to 2003 was primarily the result of increases in total noninterest income of $2.8 million and net interest income of $2.3 million offset by increases in the provision for loan and lease losses of $1.2 million, total noninterest expense of $1.3 million and income tax expense of $0.9 million. The increase in noninterest income was driven primarily by increases in services charges on deposit accounts of $0.8 million, Bank Owned Life Insurance (BOLI) income of $0.8 million, broker/dealer and insurance revenue of $0.4 million and other income of $0.6 million. The increase in net interest income resulted primarily from 12% growth in average loans during the six months ended June 30, 2004 compared to the same period in 2003 offset somewhat by a 25 basis point decline in net interest margin to 4.04% for 2004 from 4.29% for 2003. The increase in provision for loan and lease losses resulted primarily from loan growth and higher net charge-offs noted above. The increase in income tax expense resulted primarily from an increase in income before taxes of $2.5 million period over period.

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

TABLE 1
PERFORMANCE MEASUREMENTS
------------------------------------------------------------

                                  FIRST     SECOND     SIX
2004                             QUARTER   QUARTER   MONTHS
-------------------------------  --------  --------  -------
Return on average assets (ROAA)     1.23%     1.24%    1.24%
-------------------------------  --------  --------  -------
Return on average equity (ROE)     15.73%    16.05%   15.89%
Net interest margin (FTE)           4.10%     3.99%    4.04%
===============================  ========  ========  =======
2003
ROAA                                1.27%     1.25%    1.26%
ROE                                16.05%    16.07%   16.08%
Net interest margin                 4.38%     4.18%    4.29%
===============================  ========  ========  =======

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

Federal taxable equivalent (FTE) net interest income increased $1.2 million during the three months ended June 30, 2004 compared to the same period of 2003. The increase in FTE net interest income resulted primarily from 12% growth in average loans. Offsetting the effect of the growth in loans was a 13 basis point
(bp) decline in the Company's net interest spread, as earning assets repriced downward at a faster rate than interest-bearing liabilities. The yield on earning assets declined 53 bp to 5.50% for the three months ended June 30, 2004 from 6.03% for the same period in 2003. Meanwhile, the rate paid on interest-bearing liabilities decreased 40 bp, to 1.78% for the three months ended June 30, 2004 from 2.18% for the same period in 2003.

Total FTE interest income for the three months ended June 30, 2004 decreased $0.7 million compared to the same period in 2003, a result of the previously mentioned decrease in yield on earning assets. The decrease in the yield on earning assets can be primarily attributed to the historically low interest rate environment prevalent for all of 2003 and the first-half of 2004. The low interest rate environment fostered an increase in refinancing of mortgage related earning assets, resulting in an increase in repayments of loans and securities which have been reinvested at lower rates. Minimizing the effect of the decline in yield was an 8% increase in average earning assets during the three months ended June 30, 2004 when compared to the same period in 2003. As mentioned previously, the growth in earning assets during the period was driven primarily by growth in average loans and leases of 12%. The growth in average loans and leases resulted primarily from strong growth in the consumer loan, commercial loan and residential real estate mortgage mix of the portfolio.

During the same time period, total interest expense decreased $1.8 million, primarily the result of the low rate environment mentioned above, as well as an improvement in the mix of the Company's interest-bearing liabilities. Time deposits, the most significant component of interest-bearing liabilities, decreased to 32.9% of interest-bearing liabilities for the three months ended June 30, 2004 from 41.3% for the same period in 2003. Offsetting this decrease in the interest-bearing liabilities mix, was an increase in lower cost NOW,

MMDA, and Savings deposits, to 46.3% of interest-bearing liabilities for the three months ended June 30, 2004 from 42.5% for the same period in 2003.
Additionally, offsetting the decline in time deposits was an increase in short-term borrowings, comprising 8.8% of average interest-bearing liabilities for the three months ended June 30, 2004 compared to 4.1% for the same period in 2003. Meanwhile, long-term debt decreased slightly, comprising 11.5% and 12.1% of average interest-bearing liabilities for the three months ended June 30, 2004 and 2003.

Another important performance measurement of net interest income is the net interest margin. Net interest margin decreased to 3.99% for the three months ended June 30, 2004, from 4.18% for the comparable period in 2003. The decrease in the net interest margin can be primarily attributed to the previously mentioned decrease in the interest rate spread driven by the decrease in yield from earning assets exceeding the decrease in rates on interest-bearing liabilities.

Federal taxable equivalent (FTE) net interest income increased $2.2 million during the six months ended June 30, 2004 compared to the same period of 2003. The increase in FTE net interest income resulted primarily from 12% growth in average loans. Offsetting the effect of the growth in loans was a 17bp decline in the Company's net interest spread, as earning assets repriced downward at a faster rate than interest-bearing liabilities. The yield on earning assets declined 61bp to 5.58% for the six months ended June 30, 2004 from 6.19% for the same period in 2003. Meanwhile, the rate paid on interest-bearing liabilities decreased 44 bp, to 1.81% for the six months ended June 30, 2004 from 2.25% for the same period in 2003. Net interest margin decreased to 4.04% for the six months ended June 30, 2004, from 4.29% for the comparable period in 2003. The decrease in the net interest margin can be primarily attributed to the previously mentioned decrease in the interest rate spread driven by the decrease in yield from earning assets exceeding the decrease in rates on interest-bearing liabilities.

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

                                                                Three months ended June 30,
                                                           2004                            2003
                                             ------------------------------  ------------------------------
                                              AVERAGE               YIELD/    Average               Yield/
(dollars in thousands)                        BALANCE    INTEREST    RATES    Balance    Interest    Rates
-----------------------------------------------------------------------------------------------------------
ASSETS
===========================================================================================================
Short-term interest bearing accounts         $    7,282  $      58    3.20%  $    4,331  $      18    1.67%
Securities available for sale (2)               974,046     10,922    4.51%     975,929     11,483    4.72%
Securities held to maturity (2)                  87,802      1,082    4.95%      86,400      1,164    5.40%
Investment in FRB and FHLB Banks                 33,301        178    2.15%      23,987        314    5.25%
Loans (1)                                     2,698,654     39,762    5.92%   2,417,364     39,732    6.59%
                                             ----------  ---------           ----------  ---------
Total earning assets                          3,801,085     52,002    5.50%   3,508,011     52,711    6.03%
                                                         ---------                       ---------
Other assets                                    272,059                         265,449
                                             ----------                      ----------
Total assets                                 $4,073,144                      $3,773,460
                                             ----------                      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts                $  455,579      1,335    1.18%  $  343,941      1,126    1.31%
NOW deposit accounts                            457,314        538    0.47%     395,978        636    0.64%
Savings deposits                                581,589        926    0.64%     518,189      1,236    0.96%
Time deposits                                 1,061,108      6,875    2.60%   1,221,528      9,042    2.97%
                                             ----------  ---------           ----------  ---------
  Total interest bearing deposits             2,555,590      9,674    1.52%   2,479,636     12,040    1.95%
Short-term borrowings                           283,701        794    1.13%     122,794        370    1.21%
Trust preferred debentures                       18,720        163    3.50%           -          -       -
Long-term debt                                  369,611      3,627    3.94%     358,119      3,691    4.13%
                                             ---------------------           ---------------------
  Total interest bearing liabilities          3,227,622     14,258    1.78%   2,960,549     16,101    2.18%
                                                         ---------                       ---------
Demand deposits                                 483,650                         448,597
Other liabilities (3)                            46,892                          69,655
Stockholders' equity                            314,980                         294,659
                                             ----------                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $4,073,144                      $3,773,460
                                             ----------                      ----------
  NET INTEREST INCOME (FTE BASIS)                           37,744                          36,610
                                                         ---------                       ---------
INTEREST RATE SPREAD                                                  3.72%                           3.84%
                                                                    -------                         -------
NET INTEREST MARGIN                                                   3.99%                           4.18%
                                                                    -------                         -------
Taxable equivalent adjustment                                1,064                           1,118
                                                         ---------                       ---------
  NET INTEREST INCOME                                    $  36,680                       $  35,492
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

                                                                 Six months ended June 30,
                                                           2004                            2003
                                             ------------------------------  ------------------------------
                                              AVERAGE               YIELD/    Average               Yield/
(dollars in thousands)                        BALANCE    INTEREST    RATES    Balance    Interest    Rates
-----------------------------------------------------------------------------------------------------------
ASSETS
===========================================================================================================
Short-term interest bearing accounts         $    7,761  $     149    3.86%  $    4,756  $      44    1.82%
Securities available for sale (2)               969,347     22,309    4.63%     976,909     23,900    4.94%
Securities held to maturity (2)                  91,878      2,227    4.87%      83,388      2,347    5.69%
Investment in FRB and FHLB Banks                 33,648        354    2.11%      23,736        614    5.23%
Loans (1)                                     2,672,384     79,789    6.00%   2,386,173     79,536    6.73%
                                             ----------  ---------           ----------  ---------
Total earning assets                          3,775,018    104,828    5.58%   3,474,962    106,441    6.19%
                                                         ---------                       ---------
Other assets                                    277,696                         260,749
                                             ----------                      ----------
Total assets                                 $4,052,714                      $3,735,711
                                             ----------                      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts                $  438,225      2,536    1.16%  $  333,536      2,236    1.35%
NOW deposit accounts                            454,414      1,119    0.49%     395,306      1,327    0.68%
Savings deposits                                568,101      1,930    0.68%     506,863      2,466    0.98%
Time deposits                                 1,077,779     14,134    2.64%   1,241,778     18,623    3.03%
                                             ----------  ---------           ----------  ---------
  Total interest bearing deposits             2,538,519     19,719    1.56%   2,477,483     24,652    2.01%
Short-term borrowings                           286,658      1,587    1.11%     110,713        659    1.20%
Trust preferred debentures                       17,869        357    4.02%           -          -    0.00%
Long-term debt                                  369,650      7,241    3.94%     351,931      7,396    4.25%
                                             ----------  ---------           ----------  ---------
  Total interest bearing liabilities          3,212,696     28,904    1.81%   2,940,127     32,707    2.25%
                                                         ---------                       ---------
Demand deposits                                 476,186                         439,398
Other liabilities (3)                            48,310                          62,579
Stockholders' equity                            315,522                         293,607
                                             ----------                      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $4,052,714                      $3,735,711
                                             ----------                      ----------
  NET INTEREST INCOME (FTE BASIS)                           75,924                          73,734
                                                         ---------                       ---------
INTEREST RATE SPREAD                                                  3.77%                           3.94%
                                                                    -------                         -------
NET INTEREST MARGIN                                                   4.04%                           4.29%
                                                                    -------                         -------
Taxable equivalent adjustment                                2,150                           2,213
                                                         ---------                       ---------
  NET INTEREST INCOME                                    $  73,774                       $  71,521
                                                         =========                       =========

(1) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

(2)  Securities are shown at average amortized cost.

(4) Included in other liabilities for 2003 is $17.0 million in the Company's guaranteed preferred beneficial interests in Company's junior subordinated debentures.

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

TABLE  3
ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
Three months ended June 30,
-----------------------------------------------------------------------------
                                                     INCREASE (DECREASE)
                                                       2004 OVER 2003
-----------------------------------------------------------------------------
(in thousands)                                   VOLUME     RATE      TOTAL
-----------------------------------------------------------------------------
Short-term interest bearing accounts            $    19   $     21   $    40
Securities available for sale                       (22)      (539)     (561)
Securities held to maturity                          19       (101)      (82)
Investment in FRB and FHLB Banks                     93       (229)     (136)
Loans                                             4,370     (4,340)       30
-----------------------------------------------------------------------------
Total (FTE) interest income                       4,216     (4,925)     (709)
-----------------------------------------------------------------------------

Money market deposit accounts                       337       (128)      209
NOW deposit accounts                                 89       (187)      (98)
Savings deposits                                    138       (448)     (310)
Time deposits                                    (1,112)    (1,055)   (2,167)
Short-term borrowings                               452        (28)      424
Long-term debt and trust preferred debentures       301       (202)       99
-----------------------------------------------------------------------------
Total interest expense                            1,364     (3,207)   (1,843)

-----------------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME               $ 2,852   $ (1,718)  $ 1,134
=============================================================================
-----------------------------------------------------------------------------
                                                     INCREASE (DECREASE)
Six months ended June 30,                              2004 OVER 2003
-----------------------------------------------------------------------------
(in thousands)                                  VOLUME    RATE       TOTAL
-----------------------------------------------------------------------------

Short-term interest bearing accounts            $    43   $     62   $   105
Securities available for sale                      (184)    (1,407)   (1,591)
Securities held to maturity                         225       (345)     (120)
Investment in FRB and FHLB Banks                    194       (454)     (260)
Loans                                             9,008     (8,755)      253
-----------------------------------------------------------------------------
Total (FTE) interest income                       8,783    (10,396)   (1,613)
-----------------------------------------------------------------------------

Money market deposit accounts                       635       (335)      300
NOW deposit accounts                                179       (387)     (208)
Savings deposits                                    272       (808)     (536)
Time deposits                                    (2,301)    (2,188)   (4,489)
Short-term borrowings                               977        (49)      928
Long-term debt and trust preferred debentures       718       (516)      202
-----------------------------------------------------------------------------
Total interest expense                            2,843     (6,646)   (3,803)

-----------------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME               $ 5,940   $ (3,750)    2,190
=============================================================================

NONINTEREST  INCOME
Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations. The following table sets forth information by category of noninterest income for the years indicated:

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30,              JUNE 30,
                                         2004        2003       2004       2003
                                      ----------  ----------  ---------  ---------
(in thousands)
Service charges on deposit accounts   $    4,090  $    3,764  $   8,127  $   7,367
Broker/dealer and insurance fees           1,783       1,750      3,514      3,142
Trust                                      1,142       1,116      2,249      2,008
Other                                      2,536       2,257      5,710      5,085
Net securities (losses) gains                 29          38         38         65
Bank owned life insurance income             409          14        794         14
                                      --------------------------------------------
Total                                 $    9,989  $    8,939  $  20,432  $  17,681
                                      ============================================

Total noninterest income increased $1.1 million, or 12% from $8.9 million for the three months ended June 30, 2003 to $10.0 million for the same period in 2004. Service charges on deposit accounts increased $0.3 million, due primarily to higher overdraft fees from pricing adjustments made during the second half of 2003. Bank Owned Life Insurance ("BOLI") income increased $0.4 million, resulting from the $30.0 million BOLI purchase in June 2003. Other income increased $0.3 million, primarily from increases in retail and commercial banking fees.

Total noninterest income increased $2.8 million, or 16% from $17.7 million for the six months ended June 30, 2003 to $20.4 million for the same period in 2004. Service charges on deposit accounts increased $0.8 million, due primarily to the previously mentioned higher overdraft fees from pricing adjustments made during the second half of 2003. Bank Owned Life Insurance ("BOLI") income increased $0.4 million, resulting from the $30.0 million BOLI purchase in June 2003. Broker/dealer revenue increased $0.4 million for the six months ended June 30, 2004 over the same period in 2003, due primarily to the Company's initiative in delivering financial service related products through its 112-branch network, which was implemented at the end of 2002. Other income increased $0.6 million, primarily from an increase in credit-group-life insurance fees and from increases in retail and commercial banking fees.

NONINTEREST  EXPENSE
Noninterest expenses are also an important factor in the Company's results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                 2004        2003       2004       2003
                                              ----------  ----------  ---------  ---------
(in thousands)
Salaries and employee benefits                $   12,542  $   12,060  $  26,655  $  24,719
Occupancy                                          2,446       2,182      5,044      4,708
Equipment                                          1,781       1,944      3,634      3,710
Data processing and communications                 2,852       2,720      5,544      5,441
Professional fees and outside services             1,424       1,240      3,056      2,542
Office supplies and postage                        1,143       1,011      2,174      2,084
Amortization of intangible assets                     71         155        142        317
Capital securities                                     -         179          -        370
Loan collection and other real estate owned           99         476        471        756
Other                                              3,505       3,881      6,345      7,093
                                              --------------------------------------------
Total noninterest expense                     $   25,863  $   25,848  $  53,065  $  51,740
                                              ============================================

Noninterest expense for the quarter ended June 30, 2004 was $25.9 million, up slightly from $25.8 million for the same period in 2003. Salaries and employee benefits for the three months ended June 30, 2004 increased $0.5 million or 4% over the same period in 2003 mainly from higher salaries from merit increases and higher employee medical insurance costs. Occupancy expense for the three months ended June 30, 2004 increased $0.3 million or 12% over the same period in 2003 primarily from branch expansion in the Albany market. Offsetting these increases were decreases in loan collection and other real estate owned ("OREO") costs and other operating expenses. Loan collection and OREO costs for the three months ended June 30, 2004 decreased $0.4 million when compared to the same period in 2003 mainly from a $0.3 million gain from the sale of OREO during the current quarter. Other operating expense for the three months ended June 30, 2004 decreased $0.4 million when compared to the same period in 2003 mainly from a $0.6 million charge for the writedown of a nonmarketable security in 2003.

Noninterest expense for the six months ended June 30, 2004 was $53.1 million, up $1.3 million or 3% from $51.7 million for the same period in 2003. The increase in noninterest expense was due primarily to increases in salaries and employee benefits and professional fees and outside services partially offset by decreases in loan collection and OREO costs and other operating expense. Salaries and employee benefits increased $1.9 million, mainly from a $1.1 million increase in salary expense from merit increases and an increase in employee medical costs of $0.5 million. Professional fees and outside services increased $0.5 million mainly from increased courier, legal and audit costs. Loan collection and OREO costs decreased $0.3 million from a decrease in OREO expenses resulting from a decline in the number of OREO properties under management as OREO totaled $0.4 million at June 30, 2004 compared to $2.3 million at June 30, 2003. Other operating expense decreased $0.7 million mainly from the previously mentioned $0.6 million charge for the writedown of a nonmarketable security in 2003.

INCOME  TAXES

Income tax expense was $5.8 million for the three months ended June 30, 2004 compared to $5.4 million for the same period in 2003. The effective tax rate was 31.6% for the three months ended June 30, 2004 and 31.2% for the same period in 2003. Income tax expense was $11.7 million for the six months ended June 30, 2004 compared to $10.7 million for the same period in 2003. The effective tax rate was 31.8% for the six months ended June 30, 2004 and 31.5% for the same period in 2003.


ANALYSIS  OF  FINANCIAL  CONDITION

LOANS  AND  LEASES
------------------

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

                                        June 30,   December 31,    June 30,
                                          2004         2003          2003
                                       -------------------------------------
(in thousands)
Commercial and commercial mortgages*   $1,180,837  $   1,085,605  $1,116,892
Residential real estate mortgages         724,590        764,681     642,227
Consumer                                  778,499        726,960     674,490
Leases                                     69,699         62,730      62,776
                                       -------------------------------------
Total loans and leases                 $2,753,625  $   2,639,976  $2,496,385
                                       =====================================

* Includes agricultural loans

Total loans and leases were $2.8 billion, or 66.8% of assets, at June 30, 2004, and $2.6 billion, or 65.2% at December 31, 2003, and $2.5 billion, or 63.7%, at June 30, 2003. Total loans and leases increased $257.2 million or 10% at June 30, 2004 when compared to June 30, 2003. The solid year over year loan growth was driven mainly by increases in consumer loans of $104.0 million or 15%, due in part to strong growth in home equity loans and indirect automobile installment loans. Additionally, residential real estate mortgages, increased $82.4 million or 13%. The increase in residential real estate mortgages resulted from a combination of low interest rates increasing product demand and centralizing the mortgage origination function at the end of 2002, leading to stronger market presence, competitive products and efficient customer service. Lastly, commercial loans and commercial mortgages increased $63.9 million or 6% year over year. At June 30, 2004, commercial loans, including commercial mortgages, represented approximately 43% of the loan and lease portfolio, while consumer loans and leases and residential mortgages represented 31% and 26%, respectively.

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

Average total securities remained relatively unchanged for the three months ended June 30, 2004 when compared to the same period in 2003. The average balance of securities available for sale decreased $1.9 million for the three months ended June 30, 2004 when compared to the same period in 2003. The average balance of securities held to maturity increased $1.4 million for the three months ended June 30, 2004, when compared to the same period in 2003. The average total securities portfolio represents 28% of total average earning assets for the three months ended June 30, 2004 down from 30% for the same period in 2003.

The following details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

                                           AT JUNE 30,
                                          2004     2003
                                         ---------------
Mortgage-backed securities:
  With maturities 15 years or less           51%     46%
  With maturities greater than 15 years       9%     18%
Collateral mortgage obligations               9%      2%
Municipal securities                         14%     15%
US agency notes                              12%     15%
Other                                         5%      4%
                                         ---------------
Total                                       100%    100%
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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at June 30, 2004 was 1.58% compared to 1.64% at June 30, 2003. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

TABLE 4
ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------------------------------------
                                               Three months ended June 30,              Six months ended June 30,
(dollars in thousands)                          2004               2003                 2004                2003
---------------------------------------------------------------------------------------------------------------------------
Balance, beginning of period                  $43,303            $41,141                42,651            $ 40,167
Recoveries                                        722              1,219                 1,551               2,917
Charge-offs                                    (2,971)            (2,915)               (5,272)             (5,579)
---------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                (2,249)            (1,696)               (3,721)             (2,662)
Provision for loan losses                       2,428              1,413                 4,552               3,353
---------------------------------------------------------------------------------------------------------------------------
Balance, end of period                        $43,482            $40,858              $ 43,482            $ 40,858
===========================================================================================================================
COMPOSITION OF NET CHARGE-OFFS
Commercial and agricultural                   $(1,190)      53%  $  (760)        45%  $ (1,314)      35%  $   (850)     32%
Real estate mortgage                              (50)       2%       60        (4)%       (69)       2%        78     (3)%
Consumer                                       (1,009)      45%     (996)        59%    (2,338)      63%    (1,890)     71%
---------------------------------------------------------------------------------------------------------------------------
Net charge-offs                               $(2,249)     100%  $(1,696)       100%  $ (3,721)     100%  $ (2,662)    100%
---------------------------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average loans      0.34%              0.28%                 0.28%               0.23%
===========================================================================================================================

===========================================================================================================================

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

Total nonperforming assets were $14.2 million at June 30, 2004, compared to $16.4 million at December 31, 2003, and $19.9 million at June 30, 2003. The decrease in nonperforming assets resulted primarily from decreases in nonperforming loans and OREO. Nonperforming loans totaled $13.8 million at June 30, 2004, down from the $14.8 million outstanding at December 31, 2003 and $16.8 million at June 30, 2003. The decrease in nonperforming loans resulted primarily from decreases in commercial and agricultural nonperforming loans to $8.3 million at June 30, 2004 from $11.4 million at June 30, 2003. OREO decreased from $2.3 million at June 30, 2003 to $0.4 million at June 30, 2004. The improvement in nonperforming loans and OREO resulted primarily from effective workout strategies as well as conservative underwriting standards and strong credit administration, minimizing the migration of performing loans into nonperforming status.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $49.8 million in potential problem loans at June 30, 2004 as compared to $54.3 million at December 31, 2003. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company's loan rating system as "substandard." At June 30, 2004, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

Net charge-offs totaled $2.2 million for the three months ended June 30, 2004, up $0.6 million from the $1.7 million charged-off during the same period in 2003. The increase in net charge-offs resulted primarily from larger recoveries during the three months ended June 30, 2003. The provision for loan and lease losses totaled $2.4 million for the three months ended June 30, 2004, up from the $1.4 million provided during the same period in 2003. The level of provision for loan and lease losses required for the three months ended June 30, 2004 resulted primarily from loan growth and an increase in net charge-offs mentioned above.

Net charge-offs totaled $3.7 million for the six months ended June 30, 2004, up $1.1 million from the $2.7 million charged-off during the same period in 2003. The increase in net charge-offs resulted primarily from larger recoveries during the six months ended June 30, 2003. The provision for loan and lease losses totaled $4.6 million for the six months ended June 30, 2004, up from the $3.4 million provided during the same period in 2003. The level of provision for loan and lease losses required for the six months ended June 30, 2004 resulted primarily from the previously mentioned loan growth and increased net charge-offs during the quarter ended June 30, 2004.

TABLE 5
NONPERFORMING ASSETS
------------------------------------------------------------------------------------------------
                                                           JUNE 30,    December 31,    June 30,
(dollars in thousands)                                       2004          2003          2003
------------------------------------------------------------------------------------------------
Commercial and agricultural                               $   8,282   $       8,693   $  11,352
Real estate mortgage                                          2,353           2,483       1,096
Consumer                                                      2,605           2,685       3,458
------------------------------------------------------------------------------------------------
Total nonaccrual loans                                       13,240          13,861      15,906
------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
  Commercial and agricultural                                    92             242           -
  Real estate mortgage                                          185             244         133
  Consumer                                                      264             482         509
------------------------------------------------------------------------------------------------
Total loans 90 days or more past due and still accruing         541             968         642
------------------------------------------------------------------------------------------------
Restructured loans in compliance with modified terms:             -               -         295
------------------------------------------------------------------------------------------------
Total nonperforming loans                                    13,781          14,829      16,843
------------------------------------------------------------------------------------------------
Other real estate owned (OREO)                                  365           1,157       2,280
------------------------------------------------------------------------------------------------
Total nonperforming loans and OREO                           14,146          15,986      19,123
================================================================================================
Nonperforming securities                                         52             395         735
------------------------------------------------------------------------------------------------
Total nonperforming assets                                $  14,198   $      16,381   $  19,858
================================================================================================
Total nonperforming loans to loans and leases                  0.50%           0.56%       0.67%
Total nonperforming assets to assets                           0.34%           0.40%       0.51%
Total allowance for loan and lease losses
  to nonperforming loans                                     315.52%         287.62%     242.58%
================================================================================================

DEPOSITS
--------

Total deposits were $3.0 billion at June 30, 2004, up slightly from year-end 2003, and an increase of $75.4 million, or 3%, from the same period in the prior year. Total average deposits for the six months ended June 30, 2004 increased $97.8 million, or 3%, for the same period in 2003. The Company experienced a decline in time deposits, as average time deposits declined $164.0 million or 13%, for the six months ended June 30, 2004 compared to the same period in 2003. Meanwhile, average core deposits increased $261.8 million or 16%, for the six months ended June 30, 2004 compared to the same period in 2003. The Company has focused on maintaining and growing its base of lower cost checking, savings and money market accounts while allowing runoff of some of its higher cost time deposits. At June 30, 2004, total checking, savings and money market accounts represented 65.3% of total deposits compared to 59.9% at June 30, 2003.

BORROWED  FUNDS
---------------

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $349.1 million at June 30, 2004 compared to $302.9 million and $212.0 million at December 31, and June 30, 2003, respectively. The increase from June 30, 2004 when compared to the same period in 2003 was due primarily to a much higher rate of loan growth when compared to deposit growth. Long-term debt was $369.6 million at March 31, 2004 and was $370.1 million June 30, 2003. For more information about the Company's borrowing capacity and liquidity position, see the section with the title caption of "Liquidity Risk" on page 35 in this discussion.

CAPITAL  RESOURCES
------------------

Stockholders' equity of $307.7 million represents 7.5% of total assets at June 30, 2004, compared with $297.9 million, or 7.6% in the comparable period of the prior year, and $310.0 million, or 7.7% at December 31, 2003. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

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

TABLE 6                            As of and for the
CAPITAL MEASUREMENTS                 quarter ended
-------------------------------------------------------

2004                             March 31     June 30
-------------------------------------------------------
Tier 1 leverage ratio                6.96%        6.90%
Tier 1 capital ratio                10.12%        9.74%
Total risk-based capital ratio      11.37%       11.00%
Cash dividends as a percentage
  of net income                     45.20%       49.50%
Per common share:
  Book value                    $    9.80   $     9.43
  Tangible book value           $    8.29   $     7.91
=======================================================
2003
Tier 1 leverage ratio                6.71%        6.72%
Tier 1 capital ratio                 9.77%        9.44%
Total risk-based capital ratio      11.02%       10.70%
Cash dividends as a percentage
  of net income                     47.87%       46.68%
Per common share:
  Book value                    $    9.00   $     9.19
  Tangible book value           $    7.50   $     7.64
=======================================================

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 2.37 at June 30, 2004 and 2.11 in the comparable period of the prior year. The Company's price was 15.2 times trailing twelve months earnings at June 30, 2004, compared to 13.9 times for the same period last year.

TABLE 7
QUARTERLY COMMON STOCK AND DIVIDEND IN FORMATION
-------------------------------------------------------------
                                                      Cash
                                                    Dividends
Quarter Ending     High       Low         Close     Declared
-------------------------------------------------------------
2003
-------------------------------------------------------------
March 31        $   18.60  $  16.76  $      17.43  $    0.170
June 30             19.94     17.37         19.36       0.170
September 30        21.76     19.24         20.25       0.170
December 31         22.78     19.50         21.44       0.170
=============================================================
2004
=============================================================
MARCH 31        $   23.00  $  21.21  $      22.50  $    0.170
JUNE 30         $   23.18  $  19.92  $      22.34  $    0.190
=============================================================


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

In the declining rate scenarios, net interest income is projected to increase slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The increase in net interest income is a result of interest-bearing liabilities repricing downward at a faster rate than earning assets. The inability to effectively lower deposit rates will likely reduce or eliminate the benefit of lower interest rates. In the rising rate scenario where the long end of the yield curve remains flat and the short end of the curve increases 200bp gradually, net interest income is projected to experience a decline from the flat rate scenario. Net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing. In a rising rate scenario where rates increase gradually 200bp, net interest income is projected to decrease as well from the flat rate scenario.

Net interest income for the next twelve months in the + 200/+ 200 flat/- 75 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2004 balance sheet position:

TABLE 8
INTEREST RATE SENSITIVITY ANALYSIS
=========================================================
CHANGE IN INTEREST RATES              PERCENT CHANGE IN
(IN BASIS POINTS)                    NET INTEREST INCOME
=========================================================
+200 FLAT                                         (1.97%)
+200                                              (1.30%)
-75                                                 0.29%
=========================================================

Under the flat rate scenario with a static balance sheet, net interest income is anticipated to increase approximately 1.4% from annualized net interest income for the three months ended June 30, 2004. The increase is a result of the strong loan growth during the second quarter of 2004. The Company anticipates under current conditions, its net interest margin will range between 3.90% and 4.10% for the remainder of 2004. This forecast is dependent on earning assets benefiting from a modest increase in interest rates as well as the ability of the Company to lag increases in core deposit rates.

Currently, the Company is holding fixed rate residential real estate mortgages in its loan portfolio and mortgage related securities in its investment portfolio. Two major factors the Company considers in holding residential real estate mortgages is its level of core deposits and the duration of its mortgage-related securities and loans. Current core deposit levels combined with a shortening of duration of mortgage-related securities and loans have enabled the Company to hold fixed rate residential real estate mortgages without having a significant negative impact on interest rate risk, as the Company is somewhat liability sensitive at June 30, 2004. The Company's net interest income is projected to decrease by 1.30% if interest rates gradually rise 200 basis points. The Company's exposure to 30-year fixed rate mortgage related securities and loans have decreased approximately $150.5 million from June 30, 2003 to June 30, 2004. From December 31, 2003, we have reduced our exposure to 30-year fixed rate mortgage related securities and loans by $27.2 million. Approximately 13.1% of earning assets were comprised of 30-year fixed rate mortgage related securities and loans at June 30, 2004, down from a ratio of 18.0% at June 30, 2003. Additionally, in March of 2004, the Company sold approximately $25 million in 30 year fixed rate mortgages. The Company closely monitors its matching of earning assets to funding sources. If core deposit levels decrease or the rate of growth in core deposit levels does not equal or exceed the rate in growth of 30-year fixed rate real estate mortgage related securities or loans, the Company will reevaluate its strategy and may sell new originations of fixed rate mortgages in the secondary market or may sell certain mortgage related securities, or extend the term of borrowings in order to limit the Company's exposure to long-term earning assets.

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At June 30, 2004, the Company's Basic Surplus measurement was 8.3% of total assets or $340 million, which was above the Company's minimum of 5% or $206 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At June 30, 2004, the Company Basic Surplus is tightening, as the Basic Surplus has decreased from 10.1% at March 31, 2004. If the Company's Basic Surplus continues to tighten, the Company may have to utilize brokered time deposits or price retail time deposits competitively to fund loan and lease growth in the near term. These sources of funds are typically more costly than FHLB borrowings and may have an adverse effect on the Company's net interest margin.

The Company's primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company's subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At June 30, 2004, approximately $36.0 million of the total stockholders' equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004 (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

There were no significant changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART  II.  OTHER  INFORMATION

Item  1  --  Legal  Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to business to which the Company is a party or of which any of its property is subject.

Item 2 -- Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securitries

The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of
1934),  of  our  common  stock  during  the  six  months  ended  June  30, 2004:

----------------------------------------------------------------------------------------
                                                     TOTAL NUMBER OF        MAXIMUM
                                                     SHARES PURCHASED  NUMBER OF SHARES
                                                        AS PART OF      THAT MAY YET BE
                  TOTAL NUMBER OF    AVERAGE PRICE       PUBLICLY       PURCHASED UNDER
    PERIOD        SHARES PURCHASED  PAID PER SHARE   ANNOUNCED PLANS     THE PLANS (1)
----------------------------------------------------------------------------------------
1/1/04 - 1/31/04                 -                -                 -          1,155,054
----------------------------------------------------------------------------------------
2/1/04 - 2/29/04               500  $         21.68               500          1,154,554
----------------------------------------------------------------------------------------
3/1/04 - 3/31/04                 -                -                 -          1,154,554
----------------------------------------------------------------------------------------
4/1/04 - 4/30/04            28,130  $         21.26            28,130          1,126,424
----------------------------------------------------------------------------------------
5/1/04 - 5/31/04           189,189  $         21.21           189,189            937,235
----------------------------------------------------------------------------------------
6/1/04 - 6/30/04           133,512  $         21.99           133,512            803,723
----------------------------------------------------------------------------------------
Total                      351,331  $         21.51           351,331
----------------------------------------------------------------------------------------

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

Item  3  --  Defaults  Upon  Senior  Securities

None

Item  4  --  Submission  of  Matters  to  a  Vote  of  Security  Holders

The Company's Annual Meeting of Stockholders was held on May 4, 2004. At the Annual Meeting, stockholders approved the following:

1) A proposal to fix the number of directors to sixteen. There were 25,568,437 votes cast for the proposal, 546,526 votes cast against the proposal, and 245,568 abstentions.

2) The following directors were elected with terms expiring at the 2007 annual meeting of stockholders:

Daryl R. Forsythe: 25,783,748 votes for election; 576,783 votes withheld. William C. Gumble: 25,637,253 votes for election; 723,279 votes withheld. William L Owens: 22,956,764 votes for election; 3,403,768 votes withheld. Van Ness D. Robinson: 25,598,498 votes for election; 762,034 votes withheld. Patricia T. Civil: 25,893,880 votes for election; 466,651 votes withheld.

Continuing directors with terms expiring in 2006

Andrew S. Kowalczyk, Jr.
John C. Mitchell
Joseph G. Nasser
Michael H. Hutcherson
Michael M. Murphy

Continuing directors with terms expiring in 2005

Richard Chojnowski
Dr. Peter B. Gregory
Paul O. Stillman
Joseph A. Santangelo
Janet H. Ingraham
Paul D. Horger

Item  5  --  Other  Information

On July 26, 2004, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.19 per share. The cash dividend will be paid on September 15, 2004 to stockholders of record as of September 1, 2004.

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

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b) During the quarter ended June 30, 2004, the Company filed the following Current Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated April 27, 2004, which contained a press release announcing financial results for the quarter ended March 31, 2004 and a dividend declaration of $0.19 per share to be paid on June 15, 2004 to stockholders of record as of June 1, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 6th day of August 6, 2004.



                                NBT BANCORP INC.



                     By:     /s/ MICHAEL J. CHEWENS
                        ---------------------------
                            Michael J. Chewens, CPA
                        Senior Executive Vice President
                Chief Financial Officer and Corporate Secretary