Form 10-Q
period 2004-09-30
NBT BANCORP INC
filed 2004-11-08
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004.
                                       OR
__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.


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

As of October 31, 2004, there were 32,802,970 shares outstanding of the Registrant's common stock, $0.01 par value.

                                NBT BANCORP INC.
                  FORM 10-Q--Quarter Ended September 30, 2004


                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION
Item 1   Interim Financial Statements (Unaudited)

         Consolidated Balance Sheets at September 30, 2004, December 31, 2003, and September 30, 2003

         Consolidated Statements of Income for the three and nine month periods ended September 30, 2004 and 2003

         Consolidated Statements of Stockholders' Equity for the nine month periods ended September 30, 2004 and 2003

         Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2004 and 2003

         Consolidated Statements of Comprehensive Income for the three and nine month periods ended
         September 30, 2004 and 2003

         Notes to Unaudited Interim Consolidated Financial Statements

Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3   Quantitative and Qualitative Disclosures about Market Risk

Item 4   Controls and Procedures

PART II  OTHER INFORMATION

Item 1   Legal Proceedings
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds
Item 3   Defaults Upon Senior Securities
Item 4   Submission of Matters to a Vote of Security Holders
Item 5   Other Information
Item 6   Exhibits and Reports on Form 8-K

SIGNATURES

INDEX TO EXHIBITS

NBT BANCORP INC. AND SUBSIDIARIES                                  SEPTEMBER 30,    December 31,    September 30,
CONSOLIDATED BALANCE SHEETS (UNAUDITED)                                2004             2003            2003
----------------------------------------------------------------  ---------------  --------------  ---------------
(in thousands, except share and per share data)

ASSETS
Cash and due from banks                                           $      119,424   $     125,590   $      120,905
Short-term interest bearing accounts                                       7,427           2,502            2,155
Securities available for sale, at fair value                             978,925         980,961        1,076,053
Securities held to maturity (fair value - $79,007, $98,576,
  And $99,020)                                                            77,826          97,204           97,499
Federal Reserve and Federal Home Loan Bank stock                          37,042          34,043           35,218
Loans and leases                                                       2,814,553       2,639,976        2,550,466
  Less allowance for loan and lease losses                                44,539          42,651           41,672
----------------------------------------------------------------  ---------------  --------------  ---------------
  Net loans                                                            2,770,014       2,597,325        2,508,794
Premises and equipment, net                                               62,557          62,443           61,857
Goodwill                                                                  47,521          47,521           47,521
Intangible assets, net                                                     2,084           2,331            2,474
Bank owned life insurance                                                 31,957          30,815           30,412
Other assets                                                              66,312          66,150           64,349
----------------------------------------------------------------  ---------------  --------------  ---------------
TOTAL ASSETS                                                      $    4,201,089   $   4,046,885   $    4,047,237
==================================================================================================================

LIABILITIES, GUARANTEED PREFERRED BENEFICIAL INTERESTS
IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES AND STOCKHOLDERS' EQUITY
Deposits:
  Demand (noninterest bearing)                                    $      506,652   $     500,303   $      482,703
  Savings, NOW, and money market                                       1,513,197       1,401,825        1,364,568
  Time                                                                 1,070,780       1,099,223        1,123,778
----------------------------------------------------------------  ---------------  --------------  ---------------
  Total deposits                                                       3,090,629       3,001,351        2,971,049
Short-term borrowings                                                    319,620         302,931          331,964
Trust preferred debentures                                                18,720               -                -
Long-term debt                                                           394,545         369,700          369,721
Other liabilities                                                         52,197          45,869           52,813
----------------------------------------------------------------  ---------------  --------------  ---------------
  Total liabilities                                                    3,875,711       3,719,851        3,725,547
Guaranteed preferred beneficial interests in
  Company's junior subordinated debentures                                     -          17,000           17,000

Stockholders' equity:
  Common stock, $0.01 par value; shares authorized- 50,000,000;
    Shares issued 34,401,028, 34,401,088, and 34,401,108
    at September 30, 2004, December 31, 2003, and
    September 30, 2003, respectively                                         344             344              344
  Additional paid-in-capital                                             209,383         209,267          209,268
  Retained earnings                                                      139,558         120,016          113,707
  Unvested stock awards                                                     (351)           (197)            (229)
  Accumulated other comprehensive income                                   6,215           7,933           10,709
  Treasury stock at cost 1,641,115, 1,592,435,
    and 1,695,765 shares at September 30, 2004, December 31,
    2003 and September 30, 2003, respectively                            (29,771)        (27,329)         (29,109)
----------------------------------------------------------------  ---------------  --------------  ---------------
  Total stockholders' equity                                             325,378         310,034          304,690
----------------------------------------------------------------  ---------------  --------------  ---------------
TOTAL LIABILITIES, GUARANTEED PREFERRED
BENEFICIAL INTERESTS IN COMPANY'S JUNIOR
SUBORDINATED DEBENTURES
AND STOCKHOLDERS' EQUITY                                          $    4,201,089   $   4,046,885   $    4,047,237
==================================================================================================================

See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries                  Three months ended September 30,      Nine months ended September 30
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)          2004               2003               2004              2003
-------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Interest, fee and dividend income:
Interest and fees on loans and leases            $          41,283  $          39,881  $        120,812  $        119,036
Securities available for sale                               10,784              9,871            31,866            32,540
Securities held to maturity                                    731                841             2,283             2,586
Other                                                          295                195               797               854
-------------------------------------------------------------------------------------------------------------------------
  Total interest, fee and dividend income                   53,093             50,788           155,758           155,016
-------------------------------------------------------------------------------------------------------------------------

Interest expense:
Deposits                                                     9,743             10,920            29,462            35,572
Short-term borrowings                                        1,192                704             2,779             1,363
Long-term debt                                               3,861              3,586            11,103            10,982
Trust preferred debentures                                     245                  -               588                 -
-------------------------------------------------------------------------------------------------------------------------
  Total interest expense                                    15,041             15,210            43,932            47,917
-------------------------------------------------------------------------------------------------------------------------
Net interest income                                         38,052             35,578           111,826           107,099
Provision for loan and lease losses                          2,313              2,436             6,865             5,789
-------------------------------------------------------------------------------------------------------------------------
Net interest income after
provision for loan and lease losses                         35,739             33,142           104,961           101,310
-------------------------------------------------------------------------------------------------------------------------

Noninterest income:
Trust                                                        1,182                958             3,431             2,966
Service charges on deposit accounts                          4,159              4,164            12,286            11,531
Broker/dealer and insurance fees                             1,696              1,763             5,210             4,905
Net securities gains                                            18                 18                56                83
Bank owned life insurance income                               348                398             1,142               412
Other                                                        2,714              2,672             8,424             7,757
-------------------------------------------------------------------------------------------------------------------------
  Total noninterest income                                  10,117              9,973            30,549            27,654
-------------------------------------------------------------------------------------------------------------------------

Noninterest expenses:
Salaries and employee benefits                              13,345             12,486            40,000            37,205
Office supplies and postage                                  1,167              1,104             3,341             3,188
Occupancy                                                    2,445              2,143             7,489             6,851
Equipment                                                    1,941              1,909             5,575             5,619
Professional fees and outside services                       1,536              1,421             4,592             3,963
Data processing and communications                           2,688              2,640             8,232             8,081
Amortization of intangible assets and goodwill                  71                158               213               475
Capital securities                                               -                181                 -               551
Loan collection and other real estate owned                    339                448               810             1,204
Other operating                                              3,773              3,493            10,118            10,586
-------------------------------------------------------------------------------------------------------------------------
  Total noninterest expenses                                27,305             25,983            80,370            77,723
-------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                            18,551             17,132            55,140            51,241
Income tax expense                                           5,934              5,284            17,584            16,019
-------------------------------------------------------------------------------------------------------------------------
NET INCOME                                       $          12,617  $          11,848  $         37,556  $         35,222
=========================================================================================================================
Earnings per share:
  Basic                                          $            0.39  $            0.36  $           1.15  $           1.08
  Diluted                                        $            0.38  $            0.36  $           1.14  $           1.07
=========================================================================================================================

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                    Additional              Unvested       Other
                                           Common    Paid-in-    Retained    Stock     Comprehensive    Treasury
                                            Stock    Capital     Earnings    Awards    (Loss)/Income     Stock       Total
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

BALANCE AT DECEMBER 31, 2002               $   344  $ 210,443   $  95,085   $  (127)  $       16,531   $ (29,894)  $292,382
Net income                                                         35,222                                            35,222
Cash dividends - $0.51 per share                                  (16,600)                                          (16,600)
Purchase of 369,313 treasury shares                                                                       (6,489)    (6,489)
Issuance of 41,980 shares in
  exchange for 20,172 shares
  received as consideration for the
  exercise of incentive stock options                    (357)                                               357          -
Issuance of 391,618 shares to
  employee benefit plans and
  other stock plans, including
  tax benefit                                            (818)                                             6,714      5,896
Grant of 11,846 shares of restricted
  stock awards                                                                 (203)                         203          -
Amortization of restricted stock awards                                         101                                     101
Other comprehensive loss                                                                      (5,822)                (5,822)
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2003              $   344  $ 209,268   $ 113,707   $  (229)  $       10,709   $ (29,109)  $304,690
============================================================================================================================

BALANCE AT DECEMBER 31, 2003               $   344  $ 209,267   $ 120,016   $  (197)  $        7,933   $ (27,329)  $310,034
Net income                                                         37,556                                            37,556
Cash dividends - $0.55 per share                                  (18,014)                                          (18,014)
Purchase of 416,689 treasury shares                                                                       (8,984)    (8,984)
Issuance of 354,425 shares to
  employee benefit plans and other
  stock plans, including tax benefit                       57                                              6,306      6,363
Grant of 14,547 shares of restricted
  stock awards                                             59                  (312)                         253          -
Amortization of restricted stock awards                                         141                                     141
                                                                                                                          -
Forfeited 963 shares of restricted stock                                         17                          (17)
Other comprehensive loss                                                                      (1,718)                (1,718)
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2004              $   344  $ 209,383   $ 139,558   $  (351)  $        6,215   $ (29,771)  $325,378
============================================================================================================================

See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries                                  Nine Months Ended September 30,
Consolidated Statements of Cash Flows (unaudited)                     2004                2003
=====================================================================================================
(in thousands)

OPERATING ACTIVITIES:
Net income                                                      $         37,556   $          35,222
Adjustments to reconcile net income to net cash provided
  by operating activities:
Provision for loan losses                                                  6,865               5,789
Depreciation of premises and equipment                                     4,541               4,886
Net amortization on securities                                             1,959               3,899
Amortization of intangible assets                                            213                 475
Amortization of restricted stock awards                                      141                 101
Proceeds from sale of loans held for sale                                 20,576               7,678
Origination of loans held for sale                                        (1,363)             (2,572)
Net (gains) on sale of loans                                                (108)                  -
Net (gain) on sale of other real estate owned                               (796)               (762)
Net security gains                                                           (56)                (83)
Writedown of nonmarketable equity securities                                   -                 620
Purchase of Bank Owned Life Insurance                                          -             (30,000)
Net (increase) in other assets                                              (218)             (2,107)
Net decrease in other liabilities                                          6,328              10,672
=====================================================================================================
Net cash provided by operating activities                                 75,638              33,818
=====================================================================================================
INVESTING ACTIVITIES:
Net cash and cash equivalents provided by acquisitions                         -              10,594
Securities available for sale:
Proceeds from maturities                                                 212,032             368,217
Proceeds from sales                                                       12,796             207,218
Purchases                                                               (226,403)           (657,585)
Securities held to maturity:
Proceeds from maturities                                                  44,689              41,964
Purchases                                                                (25,336)            (57,003)
Net (purchases) of FRB and FHLB stock                                     (2,999)            (11,519)
Net (increase) in loans                                                 (199,314)           (203,974)
Purchase of premises and equipment, net                                   (4,655)             (5,454)
Proceeds from sales of other real estate owned                             2,134               2,979
=====================================================================================================
Net cash (used in) investing activities                                 (187,056)           (304,563)
=====================================================================================================
FINANCING ACTIVITIES:
Net increase in deposits                                                  89,278              35,709
Net increase in short-term borrowings                                     16,689             226,363
Proceeds from issuance of long-term debt                                  30,000             125,000
Repayments of long-term debt                                              (5,155)           (100,754)
Proceeds from issuance of treasury shares to employee benefit
  plans and other stock plans, including tax benefit                       6,363               5,896
Purchase of treasury stock                                                (8,984)             (6,489)
Cash dividends                                                           (18,014)            (16,600)
=====================================================================================================
Net cash provided by financing activities                                110,177             269,125
=====================================================================================================
Net (decrease) in cash and cash equivalents                               (1,241)             (1,620)
Cash and cash equivalents at beginning of period                         128,092             124,623
=====================================================================================================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $        126,851   $         123,003
=====================================================================================================

                                                                   (continued)

Consolidated Statements of Cash Flows, Continued     Nine Months Ended September 30,
Supplemental disclosure of cash flow information:        2004                2003

Cash paid during the period for:
  Interest                                         $          44,940  $         50,270
  Income taxes                                                 9,516             7,900
======================================================================================

Transfers:
  Loans transferred to OREO                                      655             1,177
======================================================================================

Acquisitions:
======================================================================================
  Fair value of assets acquired                                    -  $          1,155
  Fair value of liabilities assumed                                -            13,311

See notes to unaudited interim consolidated financial statements.

----------------------------------------------------------------------------------------------------------------
                                                                 Three months ended        Nine months ended
                                                                   September 30,             September 30,
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(unaudited)        2004         2003         2004        2003
----------------------------------------------------------------------------------------------------------------
(in thousands)
Net income                                                     $   12,617   $   11,848   $  37,556   $   35,222
----------------------------------------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax
  Unrealized holding gains (losses) arising during
  period [pre-tax amounts of $14,894, $(6,408), (2,654), and
  $(9,239)]                                                         8,956       (3,853)     (1,595)      (5,555)
  Minimum pension liability adjustment                                (89)           -         (89)        (217)
  Less: Reclassification adjustment for net (gains)
  included in net income [pre-tax amounts of $18, $18, $56,
  and $83]                                                            (11)         (11)        (34)         (50)
----------------------------------------------------------------------------------------------------------------
Total other comprehensive income (loss)                             8,856       (3,864)     (1,718)      (5,822)
----------------------------------------------------------------------------------------------------------------
Comprehensive income                                           $   21,473   $    7,984   $  35,838   $   29,400
================================================================================================================

See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiary
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

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

Upon adoption of FIN No. 46-R on January 1, 2004, the Company de-consolidated the Trust from the Company's consolidated balance sheet. The consolidated balance sheet at September 30, 2004 includes the Company's obligation to the Trust as long-term debt, a component of liabilities. The interest expense associated with the Company's obligation to the Trust is reported as a component of interest expense in the Company's consolidated statements of income for the three and nine months ended September 30, 2004. See footnote 9 for more information about the accounting treatment of the Trust in the Company's consolidated financial statements.

The consolidated balance sheet at December 31, 2003 has been derived from audited consolidated financial statements at that date. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements included in the Registrant's annual report on Form 10-K for the year ended December 31, 2003 and notes thereto referred to above.

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

In May 2004, the FASB issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act). FSP 106-2 provides guidance on the accounting for the effects of the Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits. FSP 106-2 also requires employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the Act. Net periodic benefit costs for postretirement benefits in footnote 10 do not reflect any amount associated with the subsidy provided by the Act because the Company was unable to conclude whether the benefits provided by its plan are actuarially equivalent to Medicare Part D under the Act.

In 2003, Emerging Issues Task Force (EITF) of the FASB issued EITF No. 03-01. The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting in Certain Investments in Debt and Equity Securities." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, FASB delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.

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

Other real estate owned (OREO) consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or "cost" (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any of the loan over the fair value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

Income taxes are accounted for under the asset and liability method. The Company files a consolidated tax return on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at September 30, 2004 and 2003. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

NOTE 5.     COMMITMENTS  AND  CONTINGENCIES

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The

Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. At September 30, 2004 and December 31, 2003, commitments to extend credit and unused lines of credit totaled $541.7 million and $439.3 million. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $27.5 million at September 30, 2004, and $17.1 million at December 31, 2003. As of September 30, 2004, the fair value of standby letters of credit was not material to the Company's consolidated financial statements.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

----------------------------------------------------------------
Three months ended September 30,                   2004     2003
----------------------------------------------------------------
(in thousands, except per share data)

Basic EPS:
  Weighted average common shares outstanding     32,619   32,534
  Net income available to common shareholders   $12,617  $11,848
----------------------------------------------------------------
Basic EPS                                       $  0.39  $  0.36
================================================================

Diluted EPS:
  Weighted average common shares outstanding     32,619   32,534
  Dilutive potential common stock                   316      331
----------------------------------------------------------------
  Weighted average common shares and common
    share equivalents                            32,935   32,865
  Net income available to common shareholders   $12,617  $11,848
----------------------------------------------------------------
Diluted EPS                                     $  0.38  $  0.36
================================================================

=================================================================================
Nine months ended September 30,                                   2004     2003
---------------------------------------------------------------------------------
(in thousands, except per share data)

Basic EPS:
  Weighted average common shares outstanding                      32,724   32,474
  Net income available to common shareholders                    $37,556  $35,222
---------------------------------------------------------------------------------
Basic EPS                                                        $  1.15  $  1.08
=================================================================================

Diluted EPS:
  Weighted average common shares outstanding                      32,724   32,474
  Dilutive effect of common stock options and restricted stock       340      293
---------------------------------------------------------------------------------
  Weighted average common shares and common
    share equivalents                                             33,064   32,767
  Net income available to common shareholders                    $37,556  $35,222
---------------------------------------------------------------------------------
Diluted EPS                                                      $  1.14  $  1.07
=================================================================================

There were 28,665 stock options for the quarter ended September 30, 2004 and 197,400 stock options for the quarter ended September 30, 2003 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods. There were 347,078 stock options for the nine months ended September 30, 2004 and 229,515 stock options for the nine months ended September 30, 2003 that were not considered in the calculation of diluted earnings per share since the stock options' exercise price was greater than the average market price during these periods.

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

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options and employee stock purchase plan under SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

===============================================================
                                          THREE MONTHS ENDED
                                            SEPTEMBER 30,
---------------------------------------------------------------
(in thousands, except per share data)     2004         2003
Net income, as reported                $  12,617   $    11,848
Add: Stock-based compensation
  expense included in reported net
  income, net of related tax effects          37            19
Less: Stock-based compensation
  expense determined under fair
  value method for all awards, net
  of related tax effects                    (323)         (260)
                                             ---           ---
Pro forma net income                   $  12,331   $    11,607
                                       ==========  ============

Net income per share:
Basic - as reported                    $    0.39   $      0.36
Basic - Pro forma                      $    0.38   $      0.36

Diluted - as reported                  $    0.38   $      0.36
Diluted - Pro forma                    $    0.37   $      0.35
===============================================================

===============================================================
                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
---------------------------------------------------------------
(in thousands, except per share data)     2004        2003
                                          ----        ----
Net income, as reported                $  37,556   $   35,222
Add: Stock-based compensation
  Expense in reported net income,
  Net of related tax effects                  85           61
Less: Stock-based compensation
  expense determined under fair
  value method for all awards, net
  of related tax effects                    (893)        (790)
                                             ---          ---
Pro forma net income                   $  36,748   $   34,493
                                       ==========  ===========


Net income per share:
Basic - as reported                    $    1.15   $     1.08
Basic - Pro forma                      $    1.12   $     1.06

Diluted - as reported                  $    1.14   $     1.07
Diluted - Pro forma                    $    1.11   $     1.05
===============================================================

The Company granted 375,897 stock options for the nine months ended September 30, 2004 with a weighted average exercise price of $22.17 per share compared to 394,482 stock options granted for the nine months ended September 30, 2003 with a weighted average exercise price of $17.69 per share. The per share weighted average fair value of the stock options granted for the nine months ended September 30, 2004 and 2003 was $5.80 and $4.02. The assumptions used for the grants noted above were as follows:

                          NINE MONTHS ENDED    NINE MONTHS ENDED
                         SEPTEMBER 30, 2004   SEPTEMBER 30, 2003
=================================================================
DIVIDEND YIELD                 3.01% - 3.74%        3.41% - 3.97%
EXPECTED VOLATILITY          29.82% - 31.65%      31.34% - 31.42%
RISK-FREE INTEREST RATE        3.56% - 4.41%        2.98% - 3.98%
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

NOTE 8.     GOODWILL  AND  INTANGIBLE  ASSETS

A summary of goodwill by operating subsidiaries follows:

                               JANUARY 1,     GOODWILL     SEPTEMBER 30,
(in thousands)                    2003      ACQ. (DISP.)        2003
                               ------------------------------------------
NBT Bank, N.A.                 $    43,120  $       1,400  $       44,520
NBT Financial Services, Inc.         3,001              -           3,001
                               ------------------------------------------
Total                          $    46,121  $       1,400  $       47,521
                               ==========================================


                               JANUARY 1,     GOODWILL     SEPTEMBER 30,
(in thousands)                    2004      ACQ. (DISP.)        2004
                               ------------------------------------------
NBT Bank, N.A.                 $    44,520  $           -  $       44,520
NBT Financial Services, Inc.         3,001              -           3,001
                               ------------------------------------------
Total                          $    47,521  $           -  $       47,521
                               ==========================================

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

A summary of core deposit and other intangible assets follows:

                                     SEPTEMBER 30,
                                    2004      2003
                                   -----------------
(in thousands)
Core deposit intangibles:
  Gross carrying amount            $ 2,186  $  4,985
  Less: accumulated amortization     1,272     3,767
                                   -----------------
Net Carrying amount                    914     1,218
                                   -----------------

Other intangibles:
  Gross carrying amount                857       857
  Less: accumulated amortization       204       152
                                   -----------------
Net Carrying amount                    653       705
                                   -----------------

Other intangibles not subject to
  amortization: Pension asset          517       551

Total intangibles with definite
  useful lives:
  Gross carrying amount              3,560     7,167
  Less: accumulated amortization     1,476     4,693
                                   -----------------
Net Carrying amount                $ 2,084  $  2,474
                                   =================

Amortization expense on finite-lived intangible assets is expected to total $0.1 million for the remainder of 2004 and $0.3 million for each of 2005, 2006, 2007 and $0.2 million for 2008.

NOTE 9. GUARANTEED PREFERRED BENEFICIAL INTEREST IN COMPANY'S JUNIOR SUBORDINATED DEBENTURES

On June 14, 1999, the CNB Financial Corp. ("CNBF") which was acquired by the Company on November 8, 2001, established CNBF Capital Trust I (the Trust), a statutory business trust. The Trust exists for the exclusive purpose of issuing and selling 30 year guaranteed preferred beneficial interests in the Company's junior subordinated debentures (capital securities). On August 4, 1999, the Trust issued $18.0 million in capital securities at 3-month LIBOR plus 275 basis points, which equaled 8.12% at issuance. The rate on the capital securities resets quarterly, equal to the 3-month LIBOR plus 275 basis points (4.34% and 3.85% for the September 30, 2004 and 2003 quarterly payments, respectively). The capital securities are the sole asset of the Trust. The obligations of the Trust are guaranteed by the Company.

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

As noted previously, prior to the adoption of FIN No. 46-R on January 1, 2004, the Company consolidated the capital securities of the Trust and reported the securities as guaranteed preferred beneficial interests in the Company's junior subordinated debentures as a mezzanine item between total liabilities and stockholders' equity on the consolidated balance sheet. Since the capital securities were not classified as debt, the interest expense associated with the securities was reported as a component of total noninterest expense on the Company's consolidated income statements. On January 1, 2004, the Company de-consolidated the Trust from its consolidated balance sheet. The Company's obligation to the Trust is now reported as Trust Preferred Debentures as a component of long-term debt on the Company's consolidated balance sheet as of September 30, 2004. The interest expense associated with these debentures is reported as a component of total interest expense in the Company's consolidated statements of income for the three and nine months ended September 30, 2004. As permitted, the provisions of FIN No. 46-R were applied on a prospective basis.

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

The Components of pension expense and postretirement expense are set forth below (in thousands):

                                     THREE MONTHS ENDED SEPTEMBER 30,
Pension plan:                            2004                 2003
                                  ---------------------------------------
  Service cost                    $              427   $             337
  Interest cost                                  533                 507
  Expected return on plan assets                (934)               (794)
  Net amortization                                64                  64
                                  -------------------  ------------------
  Total                           $               90   $             114
                                  ===================  ==================

                                     THREE MONTHS ENDED SEPTEMBER 30,
                                  ---------------------------------------
Postretirement Health Plan:                     2004                2003
  Service cost                    $                9   $              33
  Interest cost                                   68                  91
  Net amortization                               (10)                 10
                                  -------------------  ------------------
  Total                           $               67   $             134
                                  ===================  ==================

                                     NINE MONTHS ENDED SEPTEMBER 30,
Pension plan:                            2004               2003
                                  ------------------------------------
  Service cost                    $            1,281   $          674
  Interest cost                                1,599            1,014
  Expected return on plan assets              (2,802)          (1,588)
  Net amortization                               192              128
                                  -------------------  ---------------
  Total                           $              270   $          228
                                  ===================  ===============

                                    NINE MONTHS ENDED SEPTEMBER 30,
Postretirement Health Plan:              2004               2003
                                  ------------------------------------
  Service cost                    $               27   $           66
  Interest cost                                  204              182
  Net amortization                               (30)              20
                                  -------------------  ---------------
  Total                           $              201   $          268
                                  ===================  ===============

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

FORWARD  LOOKING  STATEMENTS

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as "anticipate," "believe," "expect," "forecasts," "projects," or other similar terms. There are a number of factors, many of which are beyond the Company's control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may effect interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards or tax laws, may adversely affect the businesses in which the Company is engaged;
(6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; (7) adverse changes may occur in the securities markets or with respect to inflation; (8) acts of war or terrorism; (9) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (10) internal control failures; and (11) the Company's success in managing the risks involved in the foregoing.

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

OVERVIEW

The Company earned net income of $12.6 million ($0.38 diluted earnings per share) for the three months ended September 30, 2004 compared to net income of $11.8 million ($0.36 diluted earnings per share) for the three months ended September 30, 2003. The quarter to quarter increase in net income from 2004 to 2003 was primarily the result of an increase in net interest income of $2.5 million offset by increases in total noninterest expense of $1.3 million and income tax expense of $0.6 million. The increase in net interest income resulted primarily from 10% growth in average loans during the three months ended
September 30, 2004 compared to the same period in 2003. The increase in total noninterest expense was due primarily to increases in salaries and employee benefits of $0.9 million, occupancy expense of $0.3 million and other operating expenses of $0.3 million. The increase in income tax expense resulted primarily from an increase in income before taxes of $1.4 million period over period.

The Company earned net income of $37.6 million ($1.14 diluted earnings per share) for the nine months ended September 30, 2004 compared to net income of $35.2 million ($1.07 diluted earnings per share) for the nine months ended September 30, 2003. The increase in net income from 2004 to 2003 was primarily the result of increases in net interest income of $4.7 million and total noninterest income of $2.9 million offset by increases in the provision for loan and lease losses of $1.1 million, total noninterest expense of $2.6 million and income tax expense of $1.6 million. The increase in net interest income resulted primarily from 11% growth in average loans during the nine months ended September 30, 2004 compared to the same period in 2003 offset somewhat by a 16 basis point decline in net interest margin to 4.03% for 2004 from 4.19% for 2003. The increase in noninterest income was driven primarily by increases in services charges on deposit accounts of $0.8 million, trust revenue of $0.5 million, Bank Owned Life Insurance (BOLI) income of $0.7 million, broker/dealer and insurance revenue of $0.3 million and other income of $0.7 million. The increase in provision for loan and lease losses resulted primarily from loan and lease growth and higher net charge-offs. The increase in income tax expense resulted primarily from an increase in income before taxes of $3.9 million period over period.

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

TABLE 1
PERFORMANCE MEASUREMENTS
----------------------------------------------------------------------

                                  FIRST     SECOND    THIRD     NINE
2004                             QUARTER   QUARTER   QUARTER   MONTHS
----------------------------------------------------------------------
Return on average assets (ROAA)     1.23%     1.24%     1.20%    1.23%
Return on average equity (ROE)     15.73%    16.05%    15.94%   15.91%
Net interest margin (FTE)           4.10%     3.99%     3.99%    4.03%
======================================================================
2003
ROAA                                1.27%     1.25%     1.21%    1.24%
ROE                                16.05%    16.07%    16.06%   16.09%
Net interest margin                 4.38%     4.18%     4.02%    4.19%
======================================================================

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

Federal taxable equivalent (FTE) net interest income increased $2.4 million during the three months ended September 30, 2004 compared to the same period of 2003. The increase in FTE net interest income resulted primarily from 7% growth in average earning assets. The yield on earning assets declined 16 bp to 5.53% for the three months ended September 30, 2004 from 5.69% for the same period in 2003. Meanwhile, the rate paid on interest-bearing liabilities decreased 15 bp, to 1.81% for the three months ended September 30, 2004 from 1.96% for the same period in 2003.

Total FTE interest income for the three months ended September 30, 2004 increased $2.2 million compared to the same period in 2003, a result of the previously mentioned increase in average earning assets offset somewhat by a decline in yield on earning assets of 16 bp. The growth in earning assets during the period was driven primarily by growth in average loans and leases of 10%.
The growth in average loans and leases resulted primarily from growth in the consumer loans and leases, commercial loans and the residential real estate mortgage mix of the portfolio. The decrease in the yield on earning assets can be primarily attributed to the historically low interest rate environment prevalent for all of 2003 and the first nine months of 2004.

During the same time period, total interest expense decreased $0.2 million, primarily the result of the low rate environment mentioned above, as well as an improvement in the mix of the Company's interest-bearing liabilities. Time deposits, the most significant component of interest-bearing liabilities, decreased to 32.1% of interest-bearing liabilities for the three months ended
September 30, 2004 from 37.7% for the same period in 2003. Offsetting this decrease in the interest-bearing liabilities mix, was an increase in lower cost

NOW, MMDA, and Savings deposits, to 45.3% of interest-bearing liabilities for the three months ended September 30, 2004 from 43.4% for the same period in 2003. Additionally, offsetting the decline in time deposits was an increase in short-term borrowings, comprising 10.2% of average interest-bearing liabilities for the three months ended September 30, 2004 compared to 6.9% for the same period in 2003. Meanwhile, long-term debt increased slightly, comprising 12.5% and 12.0% of average interest-bearing liabilities for the three months ended September 30, 2004 and 2003.

Another important performance measurement of net interest income is the net interest margin. Net interest margin decreased slightly to 3.99% for the three months ended September 30, 2004, from 4.02% for the comparable period in 2003. The margin remained stable for the three months ended September 30, 2004, despite three recent increases in the discount rate from 2.00% to 2.75% charged by the Federal Reserve Bank which drives short-term interest rates. The Company thus far has been successful in lagging deposit pricing increases and offsetting the impact of increased short-term borrowing costs from increases in prime-based earning assets and investing cash flow from loan and securities repayments at higher rates.

Federal taxable equivalent (FTE) net interest income increased $4.6 million during the nine months ended September 30, 2004 compared to the same period of 2003. The increase in FTE net interest income resulted primarily from 11% growth in average loans and leases. Offsetting the effect of the growth in loans and leases was a 12bp decline in the Company's net interest spread, as earning assets repriced downward at a faster rate than interest-bearing liabilities during the period. The yield on earning assets declined 46bp to 5.56% for the nine months ended September 30, 2004 from 6.02% for the same period in 2003. Meanwhile, the rate paid on interest-bearing liabilities decreased 34 bp, to 1.81% for the nine months ended September 30, 2004 from 2.15% for the same period in 2003.

Net interest margin decreased to 4.03% for the nine months September 30, 2004, from 4.19% for the comparable period in 2003. The decrease in the net interest margin can be primarily attributed to the previously mentioned decrease in the interest rate spread driven by the decrease in yield from earning assets exceeding the decrease in rates on interest-bearing liabilities.

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

                                                                 Three months ended September 30,
                                                             2004                                  2003
                                             -------------------------------------  -------------------------------
                                              AVERAGE                     YIELD/      Average               Yield/
(dollars in thousands)                        BALANCE      INTEREST       RATES       Balance    Interest    Rates
-------------------------------------------------------------------------------------------------------------------
ASSETS
===================================================================================================================
Short-term interest bearing accounts         $    7,395  $          39       2.10%  $     1,642  $      17    4.12%
Securities available for sale (2)               985,202         11,350       4.58%      966,254     10,481    4.31%
Securities held to maturity (2)                  78,310          1,055       5.36%       99,812      1,170    4.65%
Investment in FRB and FHLB Banks                 37,012            256       2.75%       29,469        179    2.41%
Loans (1)                                     2,784,851         41,406       5.91%    2,527,099     40,065    6.29%
                                              ---------         ------                ---------     ------
Total earning assets                          3,892,770         54,106       5.53%    3,624,276     51,912    5.69%
                                                                ------                              ------
Other assets                                    275,615                                 278,333
                                                -------                                 -------
Total assets                                 $4,168,385                             $ 3,902,609
                                             ----------                             -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts                $  444,554  $       1,364       1.22%  $   376,700  $     982    1.03%
NOW deposit accounts                            458,593            484       0.42%      414,057        461    0.44%
Savings deposits                                590,331            959       0.65%      542,344      1,043    0.76%
Time deposits                                 1,057,259          6,936       2.61%    1,158,366      8,434    2.89%
                                              ---------          -----                ---------      -----
  Total interest bearing deposits             2,550,737          9,743       1.52%    2,491,467     10,920    1.74%
Short-term borrowings                           336,077          1,192       1.41%      212,568        704    1.31%
Trust preferred debentures                       18,720            245       5.21%            -          -    0.00%
Long-term debt                                  392,927          3,861       3.91%      369,843      3,586    3.85%
                                             -------------------------                --------------------
  Total interest bearing liabilities          3,298,461         15,041       1.81%    3,073,878     15,210    1.96%
                                                                ------                              ------
Demand deposits                                 504,457                                 469,432
Other liabilities (3)                            50,521                                  66,413
Stockholders' equity                            314,946                                 292,886
                                                -------                                 -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $4,168,385                             $ 3,902,609
                                             ----------                             -----------
  NET INTEREST INCOME (FTE BASIS)                               39,065                              36,702
                                                                ------                              ------
INTEREST RATE SPREAD                                                         3.72%                            3.73%
                                                                             -----                            -----
NET INTEREST MARGIN                                                          3.99%                            4.02%
                                                                             -----                            -----
Taxable equivalent adjustment                                    1,013                               1,124
                                                                ------                              ------
  NET INTEREST INCOME                                    $      38,052                           $  35,578
                                                         =============                           =========

(1) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

(2)  Securities  are  shown  at  average  amortized  cost.

(3) Included in other liabilities for 2003 is $17.0 million in the Company's guaranteed preferred beneficial interests in Company's junior subordinated debentures.

                                                               Nine months ended September 30,
                                                            2004                                   2003
                                              AVERAGE                   YIELD/       Average                Yield/
(dollars in thousands)                        BALANCE     INTEREST      RATES        Balance     Interest    Rates
-------------------------------------------------------------------------------------------------------------------
ASSETS
===================================================================================================================
Short-term interest bearing accounts         $    7,638  $       187       3.27%  $       3,706  $      61    2.20%
Securities available for sale (2)               974,671       33,652       4.61%        973,318     34,381    4.73%
Securities held to maturity (2)                  87,322        3,275       5.01%         88,923      3,517    5.30%
Investment in FRB and FHLB Banks                 34,778          610       2.34%         25,668        793    4.14%
Loans (1)                                     2,710,147      121,195       5.97%      2,433,665    119,601    6.59%
                                              ---------      -------                  ---------    -------
Total earning assets                          3,814,556      158,919       5.56%      3,525,280    158,353    6.02%
                                                             -------                               -------
Other assets                                    276,996                                 266,675
                                                -------                                 -------
Total assets                                 $4,091,552                           $   3,791,955
                                             ----------                           -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts                $  440,350  $     3,900       1.18%  $     348,082  $   3,219    1.24%
NOW deposit accounts                            455,817        1,603       0.47%        401,625      1,786    0.60%
Savings deposits                                575,565        2,889       0.67%        518,819      3,510    0.91%
Time deposits                                 1,070,889       21,070       2.63%      1,213,669     27,057    2.99%
                                              ---------       ------                  ---------     ------
  Total interest bearing deposits             2,542,621       29,462       1.55%      2,482,195     35,572    1.92%
Short-term borrowings                           303,251        2,779       1.22%        145,038      1,363    1.26%
Trust preferred debentures                       18,155          588       4.33%              -          -    0.00%
Long-term debt                                  377,466       11,103       3.93%        357,967     10,982    4.11%
                                                -------       ------                    -------     ------
  Total interest bearing liabilities          3,241,493       43,932       1.81%      2,985,200     47,917    2.15%
                                                              ------                                ------
Demand deposits                                 485,679                                 449,520
Other liabilities (3)                            49,052                                  63,871
Stockholders' equity                            315,328                                 293,364
                                                -------                                 -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $4,091,552                           $   3,791,955
                                             ----------                           -------------
  NET INTEREST INCOME (FTE BASIS)                            114,987                               110,436
                                                             -------                               -------
INTEREST RATE SPREAD                                                       3.75%                              3.87%
                                                                           -----                              -----
NET INTEREST MARGIN                                                        4.03%                              4.19%
                                                                           -----                              -----
Taxable equivalent adjustment                                  3,161                                 3,337
                                                               -----                                 -----
  NET INTEREST INCOME                                    $   111,826                             $ 107,099
                                                         -----------                             ---------

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

TABLE 3
ANALYSIS OF CHANGES IN TAXABLE EQUIVALENT NET INTEREST INCOME
Three months ended September 30,
----------------------------------------------------------------------------------------------
                                                                     INCREASE (DECREASE)
                                                                       2004 OVER 2003
----------------------------------------------------------------------------------------------
(in thousands)                                                   VOLUME     RATE       TOTAL
----------------------------------------------------------------------------------------------

Short-term interest bearing accounts                            $    34   $    (12)  $     22
Securities available for sale                                       209        660        869
Securities held to maturity                                        (274)       159       (115)
Investment in FRB and FHLB Banks                                     50         27         77
Loans                                                             3,929     (2,588)     1,341
----------------------------------------------------------------------------------------------
Total (FTE) interest income                                       3,764     (1,570)     2,194
----------------------------------------------------------------------------------------------

Money market deposit accounts                                       193        189        382
NOW deposit accounts                                                 48        (25)        23
Savings deposits                                                     87       (171)       (84)
Time deposits                                                      (702)      (796)    (1,498)
Short-term borrowings                                               435         53        488
Long-term debt and trust preferred debentures                       415        105        520
----------------------------------------------------------------------------------------------
Total interest expense                                            1,069     (1,238)      (169)

----------------------------------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME                               $ 2,695   $   (332)  $  2,363
==============================================================================================

----------------------------------------------------------------------------------------------
                                                                     INCREASE (DECREASE)
Nine months ended September 30,                                        2004 OVER 2003
----------------------------------------------------------------------------------------------
(in thousands)                                                  VOLUME    RATE       TOTAL
----------------------------------------------------------------------------------------------

Short-term interest bearing accounts                            $    86   $     40   $    126
Securities available for sale                                        48       (777)      (729)
Securities held to maturity                                         (62)      (180)      (242)
Investment in FRB and FHLB Banks                                    227       (410)      (183)
Loans                                                            12,905    (11,311)     1,594
----------------------------------------------------------------------------------------------
Total (FTE) interest income                                      12,494    (11,928)       566
----------------------------------------------------------------------------------------------

Money market deposit accounts                                       822       (141)       681
NOW deposit accounts                                                221       (404)      (183)
Savings deposits                                                    354       (975)      (621)
Time deposits                                                    (2,995)    (2,992)    (5,987)
Short-term borrowings                                             1,451        (35)     1,416
Long-term debt and trust preferred debentures                     1,124       (415)       709
----------------------------------------------------------------------------------------------
Total interest expense                                            3,886     (7,871)    (3,985)

----------------------------------------------------------------------------------------------
CHANGE IN FTE NET INTEREST INCOME                               $ 8,608   $ (4,057)  $  4,551
==============================================================================================

NONINTEREST  INCOME
Noninterest income is a significant source of revenue for the Company and an important factor in the Company's results of operations. The following table sets forth information by category of noninterest income for the years indicated:

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                         2004        2003       2004        2003
                                         ----        ----       ----        ----
(in thousands)
Service charges on deposit accounts   $    4,159  $    4,164  $  12,286  $   11,531
Broker/dealer and insurance fees           1,696       1,763      5,210       4,905
Trust                                      1,182         958      3,431       2,966
Other                                      2,714       2,672      8,424       7,757
Net securities (losses) gains                 18          18         56          83
Bank owned life insurance income             348         398      1,142         412
                                      ---------------------------------------------
Total                                 $   10,117  $    9,973  $  30,549  $   27,654
                                      =============================================

Total noninterest income remained relatively stable at $10.1 million for the three months ended September 30, 2004 compared to $10.0 million for the three months ended September 30, 2003. Trust revenue increased $0.2 million or 23%, from higher personal agency and trust fees due primarily to account growth and increased fees.

Total noninterest income increased $2.9 million, or 10% from $27.7 million for the nine months ended September 30, 2003 to $30.5 million for the same period in 2004. Service charges on deposit accounts increased $0.8 million, due primarily to higher overdraft fees from pricing adjustments made during the second half of 2003. Bank Owned Life Insurance ("BOLI") income increased $0.7 million, resulting from the $30.0 million BOLI purchase in June 2003. Broker/dealer revenue increased $0.3 million due primarily to the Company's initiative in delivering financial service related products through its 113-branch network, which was implemented at the end of 2002. Trust revenue increased $0.5 million from account growth and increased fees. Other income increased $0.7 million, primarily from an increase in credit-group-life insurance fees and from increases in retail and commercial banking fees.

NONINTEREST  EXPENSE
Noninterest expenses are also an important factor in the Company's results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

                                               THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                2004        2003        2004        2003
                                                ----        ----        ----        ----
(in thousands)
Salaries and employee benefits                $  13,345  $    12,486  $  40,000  $   37,205
Occupancy                                         2,445        2,143      7,489       6,851
Equipment                                         1,941        1,909      5,575       5,619
Data processing and communications                2,688        2,640      8,232       8,081
Professional fees and outside services            1,536        1,421      4,592       3,963
Office supplies and postage                       1,167        1,104      3,341       3,188
Amortization of intangible assets                    71          158        213         475
Capital securities                                    -          181          -         551
Loan collection and other real estate owned         339          448        810       1,204
Other                                             3,773        3,493     10,118      10,586
                                              ---------------------------------------------
Total noninterest expense                     $  27,305  $    25,983  $  80,370  $   77,723
                                              =============================================

Noninterest expense for the three months ended September 30, 2004 was $27.3 million, up $1.3 million from $26.0 million for the same period in 2003.
Salaries and employee benefits for the three months ended September 30, 2004 increased $0.9 million or 7% over the same period in 2003 mainly from higher compensation from merit and FTE increases and higher employee medical insurance costs. Occupancy expense for the three months ended September 30, 2004 increased $0.3 million or 14% over the same period in 2003 primarily from branch expansion in the Albany and Binghamton markets. Other operating expenses for the three months ended September 30, 2004 were up $0.3 million compared to the same period in 2003, mainly from increases in insurance expense.

Noninterest expense for the nine months ended September 30, 2004 was $80.4 million, up $2.6 million or 3% from $77.7 million for the same period in 2003. The increase in noninterest expense was due primarily to increases in salaries and employee benefits, occupancy expense and professional fees and outside services partially offset by decreases in loan collection and OREO costs and other operating expense. Salaries and employee benefits increased $2.8 million, mainly from increases of $1.6 million in salary expense from merit and FTE increases, employee medical costs of $0.8 million, and incentive compensation of $0.8 million offset by a decrease in retirement expense of $0.3 million. Occupancy expense increased $0.6 million from the previously mentioned expansion in the Albany and Binghamton markets. Professional fees and outside services increased $0.6 million mainly from increased courier, legal and audit costs. Loan collection and OREO costs decreased $0.4 million from a decrease in OREO expenses resulting from a decline in the number of OREO properties under management as OREO totaled $0.4 million at September 30, 2004 compared to $1.8 million at September 30, 2003. Other operating expense decreased $0.5 million mainly from a $0.6 million charge for the writedown of a nonmarketable security in 2003.

INCOME  TAXES

Income tax expense was $5.9 million for the three months ended September 30, 2004 compared to $5.3 million for the same period in 2003. The effective tax rate was 32.0% for the three months ended September 30, 2004 and 30.8% for the same period in 2003. Income tax expense was $17.6 million for the nine months ended September 30, 2004 compared to $16.0 million for the same period in 2003. The effective tax rate was 31.9% for the nine months ended September 30, 2004 and 31.3% for the same period in 2003.


ANALYSIS  OF  FINANCIAL  CONDITION

LOANS  AND  LEASES

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

                                       SEPTEMBER 30,   December 31,   September 30,
                                            2004           2003            2003
                                       ---------------------------------------------
(in thousands)
Commercial and commercial mortgages*   $    1,195,929  $   1,085,605  $    1,095,463
Residential real estate mortgages             738,681        764,681         677,540
Consumer                                      802,510        726,960         717,216
Leases                                         77,433         62,730          60,247
                                       ---------------------------------------------
Total loans and leases                 $    2,814,553  $   2,639,976  $    2,550,466
                                       =============================================

*  Includes  agricultural  loans

Total loans and leases were $2.8 billion, or 67.0% of assets, at September 30, 2004, and $2.6 billion, or 65.2% at December 31, 2003, and $2.6 billion, or 63.0%, at September 30, 2003. Total loans and leases increased $264.1 million or 10% at September 30, 2004 when compared to September 30, 2003. The solid year over year loan growth was driven mainly by increases in consumer loans of $85.2 million or 12%, due in part to strong growth in home equity loans and indirect automobile installment loans. Additionally, residential real estate mortgages, increased $61.1 million or 9% when compared to September 30, 2003. The increase in residential real estate mortgages resulted from a combination of low interest rates increasing product demand and centralizing the mortgage origination function at the end of 2002, leading to stronger market presence, competitive products and efficient customer service. Residential real estate mortgages are down $26.0 million from December 31, 2003. The decrease can be attributed to the sale of approximately $21 million in mortgage loans during the first quarter of 2004, as well as the Company's continued focus on limiting its exposure to 30-year fixed rate mortgages (see the discussion under the caption "Market Risk" on page 35 for additional information regarding the Company's approach to managing its exposure to 30-year fixed rate mortgages). Commercial loans and commercial mortgages increased $100.5 million or 9% year over year, as the Company has been successful in generating new business in the Albany, Binghamton, and Northeastern Pennsylvania markets. Lastly, leases increased $17.2 million or 29% from an expanded presence in the Northeastern Pennsylvania market. At September 30, 2004, commercial loans, including commercial mortgages, represented approximately 43% of the loan and lease portfolio, while consumer loans and leases and residential mortgages represented 31% and 26%, respectively.

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

Average total securities remained relatively unchanged for the three months ended September 30, 2004 when compared to the same period in 2003. The average balance of securities available for sale increased $18.9 million for the three months ended September 30, 2004 when compared to the same period in 2003. The average balance of securities held to maturity decreased $21.5 million for the three months ended September 30, 2004, when compared to the same period in 2003. The average total securities portfolio represents 27% of total average earning assets for the three months ended September 30, 2004 down from 29% for the same period in 2003.

The following details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

                                           AT SEPTEMBER 30,
                                           2004       2003
                                         --------------------
Mortgage-backed securities:
  With maturities 15 years or less             49%        46%
  With maturities greater than 15 years         8%        18%
Collateral mortgage obligations                12%         2%
Municipal securities                           14%        15%
US agency notes                                12%        15%
Other                                           5%         4%
                                         --------------------
Total                                         100%       100%
                                         ====================

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at September 30, 2004 was 1.58% compared to 1.62% at December 31, 2003 and 1.63% at September 30, 2003. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

TABLE 4
ALLOWANCE FOR LOAN LOSSES
---------------------------------------------------------------------------------------------------------------
                                              Three months ended September 30,  Nine months ended September 30,
(dollars in thousands)                          2004            2003            2004            2003
---------------------------------------------------------------------------------------------------------------
Balance, beginning of period                  $43,482         $40,858         $42,651         $40,167
Recoveries                                      1,479           1,369           3,029           4,286
Charge-offs                                    (2,735)         (2,991)         (8,006)         (8,570)
---------------------------------------------------------------------------------------------------------------
Net charge-offs                                (1,256)         (1,622)         (4,977)         (4,284)
Provision for loan losses                       2,313           2,436           6,865           5,789
---------------------------------------------------------------------------------------------------------------
Balance, end of period                        $44,539         $41,672         $44,539         $41,672
===============================================================================================================
COMPOSITION OF NET CHARGE-OFFS
Commercial and agricultural                   $   (51)    4%  $  (603)   37%  $(1,366)   27%  $(1,453)   33%
Real estate mortgage                             (118)   10%       (2)    1%     (187)    4%       76     0%
Consumer                                       (1,087)   86%   (1,017)   62%   (3,424)   69%   (2,907)   67%
---------------------------------------------------------------------------------------------------------------
Net charge-offs                               $(1,256)  100%  $(1,622)  100%  $(4,977)  100%  $(4,284)  100%
---------------------------------------------------------------------------------------------------------------
Annualized net charge-offs to average loans      0.18%           0.25%           0.25%           0.24%
===============================================================================================================

===============================================================================================================

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

Total nonperforming assets were $16.4 million at both September 30, 2004 and December 31, 2003, and $18.3 million at September 30, 2003. The decrease in nonperforming assets when compared to September 30, 2003 resulted primarily from a slight decrease in nonperforming loans and decreases in OREO and nonperforming securities. Nonperforming loans totaled $16.0 million at September 30, 2004, up from the $14.8 million outstanding at December 31, 2003 and down from $16.5 million at September 30, 2003. The increase in nonperforming loans when compared to December 31, 2003 resulted primarily from increases in commercial and agricultural nonperforming loans (from several small credits ranging in size from $0.1 million to $0.5 million) to $9.5 million at September 30, 2004 from $8.7 million at December 31, 2003. OREO decreased from $1.9 million at September 30, 2003 to $0.4 million at September 30, 2004.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $44.4 million in potential problem loans at September 30, 2004 as compared to $54.3 million at December 31, 2003. The decrease in potential problem loans from December 31, 2003 was due primarily to the improvement of one large commercial credit relationship (approximately $5 million) as well as several upgrades and payouts of smaller commercial credit relationships offset by downgrades of several commercial credit relationships. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company's loan rating system as "substandard." At September 30, 2004, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

Net charge-offs totaled $1.3 million for the three months ended September 30, 2004, down $0.3 million from the $1.6 million charged-off during the same period in 2003. The decrease in net charge-offs resulted primarily from lower commercial net charge-offs during the three months ended September 30, 2004. The provision for loan and lease losses totaled $2.3 million for the three months ended September 30, 2004, down slightly from the $2.4 million provided during the same period in 2003. The slight decrease in the provision for loan and lease losses for the three months ended September 30, 2004 resulted primarily from the decrease in net charge-offs mentioned above offset by loan growth.

Net charge-offs totaled $5.0 million for the nine months ended September 30, 2004, up $0.7 million from the $4.3 million charged-off during the same period in 2003. The increase in net charge-offs resulted primarily from larger recoveries during the nine months ended September 30, 2003. The provision for loan and lease losses totaled $6.9 million for the nine months ended September 30, 2004, up from the $5.8 million provided during the same period in 2003. The increase in the provision for loan and lease losses required for the nine months ended September 30, 2004 resulted primarily from the previously mentioned loan growth and increased net charge-offs during the nine months ended September 30, 2004.

TABLE 5
NONPERFORMING ASSETS
----------------------------------------------------------------------------------------------------------
                                                           SEPTEMBER 30,    December 31,    September 30,
(dollars in thousands)                                         2004             2003            2003
----------------------------------------------------------------------------------------------------------
Commercial and agricultural                               $        9,524   $       8,693   $       10,841
Real estate mortgage                                               2,725           2,483            1,857
Consumer                                                           2,369           2,685            2,576
----------------------------------------------------------------------------------------------------------
Total nonaccrual loans                                            14,618          13,861           15,274
----------------------------------------------------------------------------------------------------------
Loans 90 days or more past due and still accruing:
  Commercial and agricultural                                          3             242               71
  Real estate mortgage                                               888             244              721
  Consumer                                                           456             482              402
----------------------------------------------------------------------------------------------------------
Total loans 90 days or more past due and still accruing            1,347             968            1,194
----------------------------------------------------------------------------------------------------------
Restructured loans in compliance with modified terms:                  -               -                -
----------------------------------------------------------------------------------------------------------
Total nonperforming loans                                         15,965          14,829           16,468
----------------------------------------------------------------------------------------------------------
Other real estate owned (OREO)                                       446           1,157            1,871
----------------------------------------------------------------------------------------------------------
Total nonperforming loans and OREO                                16,411          15,986           18,339
==========================================================================================================
Nonperforming securities                                               -             395              619
----------------------------------------------------------------------------------------------------------
Total nonperforming assets                                $       16,411   $      16,381   $       18,958
==========================================================================================================
Total nonperforming loans to loans and leases                       0.57%           0.56%            0.65%
Total nonperforming assets to assets                                0.39%           0.40%            0.47%
Total allowance for loan and lease losses
  to nonperforming loans                                          278.98%         287.62%          253.05%
==========================================================================================================

DEPOSITS
--------

Total deposits were $3.1 billion at September 30, 2004, up slightly from year-end 2003, and an increase of $119.6 million, or 4%, from the same period in the prior year. Total average deposits for the nine months ended September 30, 2004 increased $96.6 million, or 3%, for the same period in 2003. The Company experienced a decline in time deposits, as average time deposits declined $142.8 million or 12%, for the nine months ended September 30, 2004 compared to the same period in 2003. Meanwhile, average core deposits increased $239.4 million or 14%, for the nine months ended September 30, 2004 compared to the same period in 2003. The Company has focused on maintaining and growing its base of lower cost checking, savings and money market accounts while allowing runoff of some of its higher cost time deposits. The Company does not anticipate that this trend will continue as its liquidity position is expected to tighten from continued loan growth (see the caption "Liquidity Risk" on page 35 for additional information pertaining to the Company's liquidity needs). At September 30, 2004, total checking, savings and money market accounts represented 65.4% of total deposits compared to 62.1% at September 30, 2003.

BORROWED  FUNDS
---------------

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $319.6 million at September 30, 2004 compared to $302.9 million and $332.0 million at December 31, and September 30, 2003, respectively. Long-term debt was $394.5 million at September 30, 2004 and was $369.7 million December 31, 2003 and June 30, 2003. For more information about the Company's borrowing capacity and liquidity position, see the section with the title caption of "Liquidity Risk" on page 35 in this discussion.

CAPITAL  RESOURCES
------------------

Stockholders' equity of $325.4 million represents 7.8% of total assets at September 30, 2004, compared with $304.7 million, or 7.5% in the comparable period of the prior year, and $310.0 million, or 7.7% at December 31, 2003. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

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

---------------------------------------------------------------------------
TABLE 6                               As of and for the quarter ended
---------------------------------------------------------------------------
CAPITAL MEASUREMENTS

2004                             March 31     June 30       September 30
---------------------------------------------------------------------------
Tier 1 leverage ratio                6.96%         6.90%              6.96%
Tier 1 capital ratio                10.12%         9.74%              9.61%
Total risk-based capital ratio      11.37%        11.00%             10.86%
Cash dividends as a percentage
  of net income                     45.20%        49.50%             47.97%
Per common share:
  Book value                    $    9.80   $      9.43   $           9.93
  Tangible book value           $    8.29   $      7.91   $           8.42
===========================================================================
2003
Tier 1 leverage ratio                6.71%         6.72%              6.77%
Tier 1 capital ratio                 9.77%         9.44%              9.78%
Total risk-based capital ratio      11.02%        10.70%             11.03%
Cash dividends as a percentage
  of net income                     47.87%        46.68%             47.13%
Per common share:
  Book value                    $    9.00   $      9.19   $           9.32
  Tangible book value           $    7.50   $      7.64   $           7.79
===========================================================================

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 2.36 at September 30, 2004 and 2.17 in the comparable period of the prior year. The Company's price was 15.7 times trailing twelve months earnings at September 30, 2004, compared to 14.2 times for the same period last year.

TABLE 7
QUARTERLY COMMON STOCK AND DIVIDEND INFORMATION
-----------------------------------------------------------------------
                                                               Cash
                                                            Dividends
Quarter Ending      High            Low          Close       Declared
-----------------------------------------------------------------------
2003
-----------------------------------------------------------------------
March 31        $       18.60  $       16.76  $      17.43  $    0.170
June 30                 19.94          17.37         19.36       0.170
September 30            21.76          19.24         20.25       0.170
December 31             22.78          19.50         21.44       0.170
======================================================================
2004
======================================================================
MARCH 31        $       23.00  $       21.21  $      22.50  $    0.170
JUNE 30         $       23.18  $       19.92  $      22.34  $    0.190
SEPTEMBER 30    $       23.65  $       21.02  $      23.43  $    0.190

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

In the declining rate scenario, net interest income is projected to decrease slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing downward at a faster rate than interest bearing liabilities. The inability to effectively lower deposit rates will likely reduce or eliminate the benefit of lower interest rates. In the rising rate scenario where the long end of the yield curve remains flat and the short end of the curve increases 200bp gradually, net interest income is projected to experience a decline from the flat rate scenario. Net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing. In a rising rate scenario where rates increase gradually 200bp, net interest income is projected to decrease as well from the flat rate scenario.

Net interest income for the next twelve months in the + 200/+ 200 flat/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2004 balance sheet position:

TABLE 8
INTEREST RATE SENSITIVITY ANALYSIS
=========================================================
CHANGE IN INTEREST RATES             PERCENT CHANGE IN
(IN BASIS POINTS)                    NET INTEREST INCOME
=========================================================
+200 FLAT                                          -0.94%
+200                                               -0.60%
-100                                               -0.58%
=========================================================

Under the flat rate scenario with a static balance sheet, net interest income is anticipated to decrease approximately 1.3% from annualized net interest income for the three months ended September 30, 2004. The decrease is a result of a flattening yield curve, as short-term rates have increased (a majority of interest-bearing liabilities are priced to short-term rate indexes) and long-term rates have decreased (a majority of earning assets are priced to long-term rate indexes).

Currently, the Company is holding fixed rate residential real estate mortgages in its loan portfolio and mortgage related securities in its investment portfolio. Two major factors the Company considers in holding residential real estate mortgages is its level of core deposits and the duration of its mortgage-related securities and loans. Current core deposit levels combined with a shortening of duration of mortgage-related securities and loans have enabled the Company to hold fixed rate residential real estate mortgages without having a significant negative impact on interest rate risk, as the Company is somewhat liability sensitive at September 30, 2004. The Company's net interest income is projected to decrease by 0.60% if interest rates gradually rise 200 basis points when compared to a flat rate scenario. From December 31, 2003, we have reduced our exposure to 30-year fixed rate mortgage related securities and loans by $20.1 million. Approximately 10.8% of earning assets were comprised of 30-year fixed rate mortgage related securities and loans at September 30, 2004, down from a ratio of 11.5% at September 30, 2003. Additionally, in March of 2004, the Company sold approximately $25 million in 30 year fixed rate mortgages. The Company closely monitors its matching of earning assets to funding sources. If core deposit levels decrease or the rate of growth in core deposit levels does not equal or exceed the rate in growth of 30-year fixed rate real estate mortgage related securities or loans, the Company will reevaluate its strategy and may sell new originations of fixed rate mortgages in the secondary market or may sell certain mortgage related securities, or extend the term of borrowings in order to limit the Company's exposure to long-term earning assets.

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At September 30, 2004, the Company's Basic Surplus measurement was 7.2% of total assets or $302 million, which was above the Company's minimum of 5% or $210 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At September 30, 2004, the Company Basic Surplus is tightening, as the Basic Surplus has decreased from 10.1% at March 31, 2004. If the Company's Basic Surplus continues to tighten, the Company may have to utilize brokered time deposits or price retail time deposits more competitively to fund loan and lease growth in the near term. These sources of funds are typically more costly than FHLB borrowings and may have an adverse effect on the Company's net interest margin.

The Company's primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company's subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank's earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At September 30, 2004, approximately $48.8 million of the total stockholders' equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank's ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

ITEM 3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

ITEM 4.  CONTROLS  AND  PROCEDURES

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Although as stated above we have not made any significant changes in our internal controls over financial reporting in the most recent fiscal quarter, based on our documentation and testing to date, we have made improvements in the documentation, design or effectiveness of internal controls over financial reporting. However, given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent auditor's conclusions at December 31, 2004 with respect to the effectiveness of our internal controls over financial reporting.


PART  II.  OTHER  INFORMATION

Item 1  --  Legal  Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to business to which the Company is a party or of which any of its property is subject.

Item 2 -- Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securitries

(a)  Not  applicable

(b)  Not  applicable

(c) The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2004:

-----------------------------------------------------------------------------------------
                                                     TOTAL NUMBER OF        MAXIMUM
                                                     SHARES PURCHASED  NUMBER OF SHARES
                                                        AS PART OF      THAT MAY YET BE
                  TOTAL NUMBER OF    AVERAGE PRICE       PUBLICLY       PURCHASED UNDER
PERIOD            SHARES PURCHASED  PAID PER SHARE   ANNOUNCED PLANS     THE PLANS (1)
-----------------------------------------------------------------------------------------
At 6/30/04                       -                -                 -            803,723
-----------------------------------------------------------------------------------------
7/1/07 - 7/31/04            36,071  $         21.84            36,071            767,652
-----------------------------------------------------------------------------------------
8/1/04 - 8/31/04            20,930  $         21.61            20,930            746,722
-----------------------------------------------------------------------------------------
9/1/04 - 9/30/04             8,357  $         22.37             8,357            738,365
-----------------------------------------------------------------------------------------
Total                       65,358  $         21.83            65,358
-----------------------------------------------------------------------------------------

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

Item 3  --  Defaults  Upon  Senior  Securities

None

Item 4  --  Submission  of  Matters  to  a  Vote  of  Security  Holders

None

Item 5  --  Other  Information

On October 25, 2004, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.19 per share. The cash dividend will be paid on December 15, 2004 to stockholders of record as of December 1, 2004.

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

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 5th day of November 2004.



                                NBT BANCORP INC.



                           By:  /s/  MICHAEL J. CHEWENS
                              -------------------------
                            Michael J. Chewens, CPA
                        Senior Executive Vice President
                  Chief Financial Officer and Corporate Secretary