Form 10-K
period 2004-12-31
NBT BANCORP INC
filed 2005-03-16
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______
COMMISSION FILE NUMBER: 0-14703

NBT BANCORP INC. (Exact name of registrant as specified in its charter)

DELAWARE	16-1268674
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

52 SOUTH BROAD STREET
NORWICH, NEW YORK 13815 (Zip Code)
(Address of principal executive office)

(607) 337-2265 (Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock ($0. 01 par value per share)

Stock Purchase Rights Pursuant to Stockholders Rights Plan

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

Based upon the closing price of the registrant’s common stock as of June 30, 2004, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $728,615,302.

The number of shares of Common Stock outstanding as of February 28, 2005, was 32,689,332.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on May 3, 2005 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART ITEM

I	1	BUSINESS
Description of Business
Average Balance Sheets
Net Interest Income Analysis -Taxable Equivalent Basis
Net Interest Income and Volume/Rate Variance-Taxable Equivalent Basis
Securities Portfolio
Debt Securities -Maturity Schedule
Loans
Maturities and Sensitivities of Loans to Changes in Interest Rates
Nonperforming Assets
Allowance for Loan Losses
Maturity Distribution of Time Deposits
Return on Equity and Assets
Short-Term Borrowings

	2	PROPERTIES

	3	LEGAL PROCEEDINGS

	4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

II	5	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

	6	SELECTED FINANCIAL DATA

	7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2004
Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2004
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2004
Notes to Consolidated Financial Statements
Independent Auditors’ Report

	9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	9A	CONTROLS AND PROCEDURES

	9B	OTHER INFORMATION

III	10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

	11	EXECUTIVE COMPENSATION*

	12	SECURITY OWNERSHIP OF CERTAIN BENECIAL OWNERS AND MANAGEMENT*

	13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

	14	PRINCIPAL ACCOUNTANT FEES AND SERVICES*

IV	15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements (See Item 8 for Reference).
(2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable. (3) Exhibits.

(b) Reports on Form 8-K.

(c) Refer to item 15(a)(3)above.

(d) Refer to item 15(a)(2) above.

SIGNATURES

* Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART I

ITEM 1. BUSINESS

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Registrant is the parent holding company of NBT Bank, N.A. (“the Bank”), NBT Financial Services, Inc. (“NBT Financial”), and CNBF Capital Trust I (see Note 12 to the Notes to Consolidated Financial Statements). Through the Bank and NBT Financial, the Company operates as one segment focused on community banking operations. CNBF Capital Trust I was organized to raise additional Tier 1 Capital. The Registrant’s primary business consists of providing commercial banking and financial services to its customers in its market area. The principal assets of the Registrant are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank and NBT Financial.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York and northeastern Pennsylvania market area. The Bank conducts business through two geographic operating divisions, NBT Bank and Pennstar Bank.

The NBT Bank division has 73 divisional offices and 97 automated teller machines (ATMs), located primarily in central and upstate New York. At December 31, 2004, NBT Bank had total loans and leases of $2.2 billion and total deposits of $2.3 billion.

The Pennstar Bank division has 41 divisional offices and 54 ATMs, located primarily in northeastern Pennsylvania. At December 31, 2004, Pennstar Bank had total loans and leases of $640.9 million and total deposits of $810.3 million.

The Bank has eight operating subsidiaries, NBT Capital Corp., LA Lease, Inc., Pennstar Services Company, Colonial Financial Services, Inc. (“CFS”), Broad Street Property Associates, Inc., NBT Services, Inc., Pennstar Realty Trust, and CNB Realty Trust. NBT Capital Corp., formed in 1998, is a venture capital corporation formed to assist young businesses develop and grow in the markets we serve. LA Lease, Inc., formed in 1987, provides automobile and equipment leases to individuals and small business entities. Broad Street Property Associates, Inc. formed in 2004, is a property management company. NBT Services, Inc. formed in 2004, is the holding company of and has an 80% ownership interest in NBT Settlement Services, LLC. NBT Settlement Services, formed in 2004, provides title insurance products to individuals and corporations. Pennstar Realty Trust, formed in 2000, and CNB Realty Trust formed in 1998, are real estate investment trusts. Pennstar Services Company, formed in 2002, provides services to the Pennstar Bank division of the Bank. CFS, formed in 2001, offered a variety of financial services products and currently conducts no operations as of December 31, 2004.

NBT Financial, formed in 1999, is the parent company of two subsidiaries, Pennstar Financial Services, Inc. and M. Griffith, Inc. Pennstar Financial Services, Inc., formed in 1997, offered a variety of financial services products. Pennstar Financial Services conducted no operations during 2004. M. Griffith, Inc., formed in 1951 and acquired by the Company in 2000, is a registered securities broker-dealer and also offers financial and retirement planning as well as life, accident and health insurance. The Company has entered into a definitive agreement to sell M.Griffith, Inc., which is expected to close in the first quarter of 2005.

CNBF Capital Trust I (“Trust I”) is a Delaware statutory business trust formed in 1999, for the purpose of issuing $18 million in trust preferred securities and lending the proceeds to the Company. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.

Trust I is a variable interest entity (VIEs) for which the Company is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” In accordance with FIN 46R, which was implemented in the first quarter of 2004, the accounts of Trust I are not included in the Company’s consolidated financial statements. Prior to the first quarter of 2004, the financial statements of Trust I were included in the consolidated financial statements of the Company because the Company owns all of the outstanding common equity securities of the Trust. See the Company’s accounting policy related to consolidation in Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

Despite the fact that the accounts of Trust I are not included in the Company’s consolidated financial statements, $17 million of the $18 million (the Bank owns $1.0 million of these securities) in trust preferred securities issued by this subsidiary trust is included in the Tier 1 capital of the Company for regulatory capital purposes as allowed by the Federal Reserve Board. In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative limits and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the proposed rule, the Company expects to include all of its $17 million in trust preferred securities in Tier 1 capital. However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes. The trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital. See Note 12 — CNBF Capital Trust I in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which is located elsewhere in this report.

COMPETITION

The banking and financial services industry in New York and Pennsylvania generally, and in the Company’s market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers. The Company competes for loans and leases, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company. In order to compete with other financial services providers, the Company stresses the community nature of its banking operations and principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with their customers, and specialized services tailored to meet the needs of the communities served.

SUPERVISION AND REGULATION

As a bank holding company, the Company is subject to extensive regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“FRS”) as its primary federal regulator. The Company also has elected to be registered with the FRS as a financial holding company. The Bank, as a nationally chartered bank, is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator and, as to certain matters, by the FRS and the Federal Deposit Insurance Corporation (“FDIC”).

The Company is subject to capital adequacy guidelines of the FRS. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The FRS capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2004, the Company’s leverage ratio was 7.13%, its ratio of Tier 1 capital to risk-weighted assets was 9.78%, and its ratio of qualifying total capital to risk-weighted assets was 11.04%. The FRS may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The FRS has not advised the Company of any special capital requirement applicable to it.

Any holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized and is required to submit an acceptable plan to the FRS for achieving capital adequacy. Such a company’s ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or nonbanking subsidiaries also could be restricted.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company. As of December 31, 2004, the Bank was in compliance with all minimum capital requirements. The Bank’s leverage ratio was 6.83%, its ratio of Tier 1 capital to risk-weighted assets was 9.40%, and its ratio of qualifying total capital to risk-weighted assets was 10.65%.

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2004, the total amount of brokered deposits were $189.8 million.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2004, approximately $56.3 million was available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

The OCC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. The agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. In addition, for a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution’s total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

The deposits of the Bank are insured up to regulatory limits by the FDIC and, accordingly, are subject to deposit insurance assessments to maintain the insurance funds administered by the FDIC. The deposits of the Bank historically have been subject to deposit insurance assessments to maintain the Bank Insurance Fund (“BIF”). Due to certain branch deposit acquisitions by the Bank and its predecessors, some of the deposits of the Bank are subject to deposit insurance assessments to maintain the Savings Association Insurance Fund (“SAIF”).

The FDIC has adopted regulations establishing a permanent risk-related deposit insurance assessment system. Under this system, the FDIC places each insured bank in one of nine risk categories based on the bank’s capitalization and supervisory evaluations provided to the FDIC by the institution’s primary federal regulator. Each insured bank’s insurance assessment rate is then determined by the risk category in which it is classified by the FDIC.

In light of the then prevailing favorable financial situation of the federal deposit insurance funds and the low number of depository institution failures, since January 1, 1997, the annual insurance premiums on bank deposits insured by the BIF or the SAIF have varied between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. BIF and SAIF assessment rates are subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. The FDIC also possesses authority to impose special assessments from time to time.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. During 2004, FDIC-insured banks paid an average rate of approximately $0.017 per $100 for purposes of funding FICO bond obligations.

Transactions between the Bank and any of its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act. An “affiliate” of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of sections 23A and 23B, unless the subsidiary is also controlled through a non-bank chain of ownership by affiliates or controlling shareholders of the bank or the subsidiary engages in activities that are not permissible for a bank to engage in directly (except insurance agency subsidiaries). Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

Under the Gramm-Leach-Bliley Act (“GLB Act”), a qualifying bank holding company, known as a financial holding company, may engage in certain financial activities that a bank holding company may not otherwise engage in under the Bank Holding Company Act (“BHC Act”). In addition to engaging in banking and activities closely related to banking as determined by the FRS by regulation or order prior to November 11, 1999, a financial holding company may engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Under the GLB Act, all financial institutions, including the Company and the Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access.

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

Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. As of December 31, 2004, the Company and the Bank are in compliance with USA PATRIOT Act. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution.

The Sarbanes-Oxley Act of 2002 implemented a broad range of corporate governance and reporting measures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as the Company. Specifically, the Sarbanes-Oxley Act of 2002 and the various regulations promulgated thereunder, established, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the reporting company’s securities by the Chief Executive Officer and Chief Financial Officer in the twelve-month period following the initial publication of any financial statements that later require restatement; (iv) the creation of an independent accounting oversight board; (v) new standards for auditors and regulation of audits, including independence provisions that restrict non-audit services that accountants may provide to their audit clients; (vi) increased disclosure and reporting obligations for the reporting company and their directors and executive officers, including accelerated reporting of stock transactions and a prohibition on trading during pension blackout periods; (vii) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; and (viii) a range of new and increased civil and criminal penalties for fraud and other violations of the securities laws.

EMPLOYEES

At December 31, 2004, the Company had 1,218 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group. The Company considers its employee relations to be good.

AVAILABLE INFORMATION

The Company’s website is http://www.nbtbancorp.com. The Company makes available free of charge through its internet site, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8K; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC. The reference to our website does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document.

ITEM 2. PROPERTIES

The Company’s headquarters are located at 52 South Broad Street, Norwich, New York 13815. The Company operated the following number of community banking branches and automated teller machines (ATMs) as of December 31, 2004:

County	Branches	ATMs	County	Branches	ATMs
NBT Bank Division			Pennstar Bank Division
New York			New York
Albany County	2	2	Orange County	1	1
Broome County	7	11
Chenango County	11	13	Pennsylvania
Clinton County	3	2	Lackawanna County	19	25
Delaware County	5	11	Luzerne County	5	8
Essex County	3	6	Monroe County	4	5
Franklin County	1	1	Pike County	3	3
Fulton County	4	5	Susquehanna County	6	8
Greene County	—	2	Wayne County	3	4
Herkimer County	2	1
Montgomery County	6	4
Oneida County	6	10
Otsego County	9	16
Saratoga County	3	3
Schenectady County	1	1
Schoharie County	4	2
St. Lawrence County	5	4
Sullivan County	—	1
Tioga County	1	1
Ulster County	—	1

The Company leases forty-five of the above listed branches from third parties under terms and conditions considered by management to be equitable to the Company. The Company owns all other banking premises. All automated teller machines are owned.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Not applicable.
(b) Not applicable.
(c) Not applicable.
(d) Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The common stock of NBT Bancorp Inc. (“Common Stock”) is quoted on the Nasdaq Stock Market National Market Tier under the symbol “NBTB.” The following table sets forth the market prices and dividends declared for the Common Stock for the periods indicated:

	High	Low	Dividend
2003
1st quarter	$18.60	$16.75	$0.17
2nd quarter	19.94	17.37	0.17
3rd quarter	21.76	19.24	0.17
4th quarter	22.78	19.50	0.17
2004
1st quarter	$23.00	$21.21	$0.17
2nd quarter	23.18	19.92	0.19
3rd quarter	24.34	21.02	0.19
4th quarter	26.84	21.94	0.19
The closing price of the Common Stock on February 28, 2004 was $23.45.

ITEM 6. SELECTED FINANCIAL DATA

The following summary of financial and other information about the Company is derived from the Company’s audited consolidated financial statements for each of the five fiscal years ended December 31, 2004:

	Year ended December 31,
(In thousands, except per share data)	2004	2003	2002	2001	2000
Interest, fee and dividend income	$210,179	$207,298	$227,222	$255,434	$260,381
Interest expense	59,692	62,874	80,402	117,502	133,003
Net interest income	150,487	144,424	146,820	137,932	127,378
Provision for loan and lease losses	9,615	9,111	9,073	31,929	10,143
Noninterest income excluding securities
gains (losses)	40,673	37,603	31,934	31,826	24,854
Securities gains (losses), net	216	175	(413)	(7,692)	(2,273)
Merger, acquisition and reorganization
costs	-	-	-	15,322	23,625
Other noninterest expense	109,777	104,517	102,455	110,536	95,509
Income before income taxes	71,984	68,574	66,813	4,279	20,682
Net income	50,047	47,104	44,999	3,737	14,154

Per common share
Basic earnings	$1.53	$1.45	$1.36	$0.11	$0.44
Diluted earnings	1.51	1.43	1.35	0.11	0.44
Cash dividends paid	0.74	0.68	0.68	0.68	0.68
Book value at year-end	10.11	9.46	8.96	8.05	8.29
Tangible book value at year-end	8.66	7.94	7.47	6.51	6.88
Average diluted common shares outstanding	33,087	32,844	33,235	33,085	32,405

At December 31,
Trading securities, at fair value	$-	$-	$-	$-	$20,540
Securities available for sale, at fair value	952,542	980,961	1,007,583	909,341	936,757
Securities held to maturity, at amortized cost	81,782	97,204	82,514	101,604	110,415
Loans and leases	2,869,921	2,639,976	2,355,932	2,339,636	2,247,655
Allowance for loan and lease losses	44,932	42,651	40,167	44,746	32,494
Assets	4,212,304	4,046,885	3,723,726	3,638,202	3,605,506
Deposits	3,073,838	3,001,351	2,922,040	2,915,612	2,843,868
Borrowings	752,066	672,631	451,076	394,344	425,233
Stockholders’ equity	332,233	310,034	292,382	266,355	269,641

Key ratios
Return on average assets	1.21%	1.22%	1.23%	0.10%	0.41%
Return on average equity	15.69	15.90	16.13	1.32	5.57
Average equity to average assets	7.74	7.69	7.64	7.82	7.35
Net interest margin	4.03	4.16	4.43	4.19	4.02
Dividend payout ratio	49.01	47.55	50.37	618.18	154.55
Tier 1 leverage	7.13	6.76	6.73	6.34	6.88
Tier 1 risk-based capital	9.78	9.96	9.93	9.43	9.85
Total risk-based capital	11.04	11.21	11.18	10.69	11.08

Selected Quarterly Financial Data
	2004				2003
(Dollars in thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest, fee and dividend income	$51,727	$50,938	$53,093	$54,421	$52,635	$51,593	$50,788	$52,282
Interest expense	14,633	14,258	15,041	15,760	16,606	16,101	15,210	14,957
Net interest income	37,094	36,680	38,052	38,661	36,029	35,492	35,578	37,325
Provision for loan and lease losses	2,124	2,428	2,313	2,750	1,940	1,413	2,436	3,322
Noninterest income excluding net securities gains	10,434	9,960	10,099	10,180	8,715	8,901	9,955	10,032
Net securities gains	9	29	18	160	27	38	18	92
Noninterest expense	27,202	25,863	27,305	29,407	25,892	25,848	25,983	26,794
Net income	$12,371	$12,568	$12,617	$12,491	$11,566	$11,808	$11,848	$11,882
Basic earnings per share	$0.38	$0.38	$0.38	$0.38	$0.36	$0.36	$0.36	$0.36
Diluted earnings per share	$0.37	$0.38	$0.38	$0.38	$0.35	$0.36	$0.36	$0.36
Net interest margin	4.10%	3.99%	3.99%	4.03%	4.38%	4.18%	4.02%	4.07%
Return on average assets	1.23%	1.24%	1.20%	1.18%	1.27%	1.25%	1.21%	1.17%
Return on average equity	15.73%	16.05%	15.94%	15.08%	16.05%	16.07%	16.06%	15.47%
Average diluted common shares outstanding	33,174	33,084	32,936	33,155	32,783	32,653	32,865	33,070

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of NBT Bancorp Inc. (the “Registrant”) and its wholly owned subsidiaries, NBT Bank, N.A. (“the Bank”) and NBT Financial Services, Inc. (“NBT Financial), during 2004 and, in summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent (FTE) basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 2004 presentation.

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

The business of the Company is providing commercial banking and financial services through its subsidiaries. The Company’s primary market area is central and upstate New York and northeastern Pennsylvania. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s principle business is attracting deposits from customers within its market area and investing those funds primarily in loans and leases, and, to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its earning assets and the interest expense paid on its interest bearing liabilities, primarily consisting of deposits and borrowings. Net income is also affected by provisions for loan and lease losses and noninterest income, such as service charges on deposit accounts, broker/dealer fees, trust fees, and gains/losses on securities sales; it is also impacted by noninterest expense, such as salaries and employee benefits, data processing, communications, occupancy, and equipment.

The Company’s results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards, and actions of regulatory agencies. Future changes in applicable laws, regulations, or government policies may have a material impact on the Company. Lending activities are substantially influenced by the demand for and supply of housing, competition among lenders, the level of interest rates, the state of the local and regional economy, and the availability of funds. The ability to gather deposits and the cost of funds are influenced by prevailing market interest rates, fees and terms on deposit products, as well as the availability of alternative investments including mutual funds and stocks.

CRITICAL ACCOUNTING POLICIES

The Company has identified two policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan and lease losses and pension accounting.

Management of the Company considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan and lease portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan and lease losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan and lease loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan and lease losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s nonperforming loans and potential problem loans has a significant impact on the overall analysis of the adequacy of the allowance for loan and lease losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral values were significantly lowered, the Company’s allowance for loan and lease policy would also require additional provisions for loan and lease losses.

Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company also considers the Moody’s AA corporate bond yields and other market interest rates in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels. While differences in these rate assumptions could alter pension expense, given not only past history and controls in place including use of expert opinions, it is not expected that such estimates could adversely impact pension expense.

The Company’s policy on the allowance for loan and lease losses and pension accounting is disclosed in note 1 to the consolidated financial statements. A more detailed description of the allowance for loan and lease losses is included in the “Risk Management” section of this Form 10-K. All significant pension accounting assumptions and detail is disclosed in note 16 to the consolidated financial statements. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in note 1 to obtain a better understanding on how the Company’s financial performance is reported.

FORWARD LOOKING STATEMENTS

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “will,” “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities:

• Local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact.
• Changes in the level of non-performing assets and charge-offs.
• Changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements.
• The effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board.
• Inflation, interest rate, securities market and monetary fluctuations.
• Political instability.
• Acts of war or terrorism.
• The timely development and acceptance of new products and services and perceived overall value of these products and services by users.
• Changes in consumer spending, borrowings and savings habits.
• Changes in the financial performance and/or condition of the Company’s borrowers.
• Technological changes.
• Acquisitions and integration of acquired businesses.
• The ability to increase market share and control expenses.
• Changes in the competitive environment among financial holding companies.
• The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply.
• The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters.
• Changes in the Company’s organization, compensation and benefit plans.
• The costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews.
• Greater than expected costs or difficulties related to the integration of new products and lines of business.
• The Company’s success at managing the risks involved in the foregoing items.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including but not limited to those described above, could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to differ materially from those anticipated or projected.

Except as required by law, the Company does not undertake, and specifically disclaims any obligations to, publicly release any revisions that may be made to any forward-looking statements to reflect statements to the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

OVERVIEW

The Company had net income of $50.0 million or $1.51 per diluted share for 2004, compared to net income of $47.1 million or $1.43 per diluted share for 2003. Results were driven by several factors. Net interest income increased $6.1 million or 4% in 2004 compared to 2003. The increase in net interest income resulted mainly from an increase in average earning assets of 7%, driven by an 11% increase in average loans and leases for the period. Noninterest income increased $3.1 million or 8% compared to 2003. This increase resulted from increases in other income, Bank Owned Life Insurance (BOLI) income, service charges on deposit accounts and trust revenue. Offsetting the increases in net interest income and noninterest income was an increase in noninterest expense of $5.3 million in 2004 compared to 2003. The increase in noninterest expense resulted mainly from increases in salaries and employee benefits, occupancy expense, professional fees and outside services and a goodwill impairment charge offset by decreases in other operating expense and loan collection and other real estate owned expense. The provision for loan and lease losses increased slightly in 2004 compared to 2003, as credit quality was stable, net charge-offs as a percentage of total loans and leases remained unchanged, and loan growth was solid, increasing 9% at December 31, 2004 when compared to total loans and leases at December 31, 2003.

The Company had net income of $47.1 million or $1.43 per diluted share for 2003, compared to net income of $45.0 million or $1.35 per diluted share for 2002. There were several factors driving the improvement in results in 2003 compared to 2002. Noninterest income increased $6.3 million or 20% in 2003 compared to 2002. This increase resulted from strong growth in service charges on deposit accounts and increases from trust revenue, broker/ dealer fees, Bank Owned Life Insurance (BOLI) income, and other income. Offsetting this increase in noninterest income was a decrease in net interest income of $2.4 million and an increase in noninterest expenses of $2.1 million. The decrease in net interest income was driven primarily by the decrease in the Company’s net interest margin, which declined from 4.43% for 2002 to 4.16% for 2003, primarily as a result of continued low market interest rates. The decline in margin was offset some what by growth in average earning assets of 5% driven primarily by loan growth. Average loans and leases increased 6% in 2003 or $137.1 million compared to 2002 average loans. The increase in noninterest expense resulted primarily from increases in salaries and employee benefits, occupancy expense, and other noninterest expense offset by decreases in professional fees and outside services and loan collection and other real estate owned (OREO) expenses. The provision for loan and lease losses remained relatively unchanged in 2003 from 2002, as improvements in credit quality were offset by loan growth in 2003.

ASSET/LIABILITY MANAGEMENT

The Company attempts to maximize net interest income, and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposit products and other sources of funds, which in turn fund an appropriate mix of earning assets. The changes in the Company’s asset mix and sources of funds, and the resultant impact on net interest income, on a fully tax equivalent basis, are discussed below.

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

Table 1. Average Balances and Net Interest Income
	2004			2003			2002
Average			Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Short-term interest bearing accounts	$7,583	$222	2.93%	$3,358	$84	2.50%	$12,597	$411	3.26%
Securities available for sale1	970,024	44,633	4.60	984,620	46,313	4.70	947,042	56,586	5.98
Securities held to maturity1	85,771	4,385	5.11	90,601	4,657	5.14	92,981	5,620	6.04
Investment in FRB and FHLB Banks	34,813	854	2.45	28,117	854	3.04	21,766	962	4.42
Loans and leases2	2,743,753	164,285	5.99	2,474,899	159,827	6.46	2,337,767	167,917	7.18
Total earning assets	3,841,944	214,379	5.58	3,581,595	211,735	5.91	3,412,153	231,496	6.78
Other non-interest earning assets	278,603			270,928			236,919
Total assets	$4,120,547			$3,852,523			$3,649,072

Liabilities and stockholders’ equity
Money market deposit accounts	$438,819	5,327	1.21%	$359,722	4,332	1.20%	$279,407	4,461	1.60%
NOW deposit accounts	462,509	2,230	0.48	411,236	2,340	0.57	382,562	3,488	0.91
Savings deposits	574,386	3,846	0.67	523,571	4,542	0.87	479,312	6,887	1.44
Time deposits	1,079,670	28,358	2.63	1,188,497	34,727	2.92	1,331,281	48,496	3.64
Total interest-bearing deposits	2,555,384	39,761	1.56	2,483,026	45,941	1.85	2,472,562	63,332	2.56
Short-term borrowings	302,276	4,086	1.35	190,332	2,171	1.14	87,039	1,334	1.53
Trust preferred debentures	18,297	823	4.50	-	-	-	-	-	-
Long-term debt	381,756	15,022	3.93	360,928	14,762	4.09	334,479	15,736	4.70
Total interest-bearing liabilities	3,257,713	59,692	1.83	3,034,286	62,874	2.07	2,894,080	80,402	2.78
Demand deposits	492,746			457,238			419,744
Other non-interest-bearing liabilities	51,187			64,723			56,293
Stockholders’ equity	318,901			296,276			278,955
Total liabilities and stockholders’ equity	$4,120,547			$3,852,523			$3,649,072
Interest rate spread			3.75%			3.84%			4.00%
Net interest income-FTE		154,687			148,861			151,094
Net interest margin			4.03%			4.16%			4.43%
Taxable equivalent adjustment		4,200			4,437			4,274
Net interest income		$150,487			$144,424			$146,820
1. Securities are shown at average amortized cost. For purposes of these computations, nonaccrual securities are included in the average securities balances, but the interest collected thereon is not included in interest income.

2. For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding. The interest collected thereon is included in interest income based upon the characteristics of the related loans.

NET INTEREST INCOME

On a tax equivalent basis, the Company’s net interest income for 2004 was $154.7 million, up from $148.9 million for 2003. The Company’s net interest margin declined to 4.03% for 2004 from 4.16% for 2003. The decline in the net interest margin resulted primarily from earning assets repricing downward faster than interest bearing liabilities. The yield on earning assets decreased 33 basis points (bp), from 5.91% for 2003 to 5.58% for 2004. Meanwhile, the rate paid on interest bearing liabilities decreased 24 bp, from 2.07% for 2003 to 1.83% for 2004. Offsetting the decline in net interest margin was an increase in average earning assets of $260.3 million or 7%, driven primarily by a $268.9 million increase in average loans and leases. The following table presents changes in interest income, on a FTE basis, and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

Table 2. Analysis of Changes in Taxable Equivalent Net Interest Income
	Increase (Decrease)			Increase (Decrease)
	2004 over 2003			2003 over 2002
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$122	$16	$138	$(248)	$(79)	$(327)
Securities available for sale	(680)	(1,000)	(1,680)	2,170	(12,443)	(10,273)
Securities held to maturity	(247)	(25)	(272)	(141)	(822)	(963)
Investment in FRB and FHLB Banks	182	(182)	-	238	(346)	(108)
Loans and leases	16,605	(12,147)	4,458	9,485	(17,575)	(8,090)
Total interest income	14,904	(12,260)	2,644	11,084	(30,845)	(19,761)
Money market deposit accounts	960	35	995	1,112	(1,241)	(129)
NOW deposit accounts	272	(382)	(110)	245	(1,393)	(1,148)
Savings deposits	411	(1,107)	(696)	588	(2,933)	(2,345)
Time deposits	(3,027)	(3,342)	(6,369)	(4,840)	(8,929)	(13,769)
Short-term borrowings	1,457	458	1,915	1,250	(413)	837
Long-term debt*	1,561	(478)	1,083	1,183	(2,157)	(974)
Total interest expense	4,421	(7,603)	(3,182)	3,737	(21,265)	(17,528)
Change in FTE net interest income	$10,483	$(4,657)	$5,826	$7,347	$(9,580)	$(2,233)
* Includes Trust Preferred Debentures for 2004.

LOANS AND LEASES AND CORRESPONDING INTEREST AND FEES ON LOANS

The average balance of loans and leases increased 11%, totaling $2.7 billion in 2004 compared to $2.5 billion in 2003. The yield on average loans and leases decreased from 6.46% in 2003 to 5.99% in 2004, as long-term interest rates remained at relatively historic low levels for much of 2004. Interest income from loans and leases on a FTE basis increased 3%, from $159.8 million in 2003 to $164.3 million in 2004. The increase in interest income from loans and leases was due primarily to the increase the average balance of loans and leases noted above offset somewhat by a the decline in yield on loans and leases in 2004 compared to 2003.

Total loans and leases increased 9% at December 31, 2004, totaling $2.9 billion from $2.6 billion at December 31, 2003. The increase in loans and leases was driven by strong growth in home equity loans, real estate construction and development (primarily comprised of commercial real estate), lease financing and modest growth in commercial loans and commercial real estate. Home equity loans increased $55.3 million or 16% from $336.5 million at December 31, 2003 to $391.8 million at December 31, 2004. The increase in home equity loans was due to strong product demand as the Bank’s prime lending rate (which the home equity line product is tied to) remained at historic lows for the first-half of 2004. Additionally, the Bank was successful in marketing its home equity product in its newer markets. Real estate construction and development loans increased $50.9 million or 59% from $86.0 million at December 31, 2003 to $136.9 million at December 31, 2004, as the Bank originated several large commercial construction development loans in 2004 in its newer markets. Lease financing increased $18.0 million or 29% from $62.7 million at December 31, 2003 to $80.7 million at December 31, 2004. The increase in lease financing resulted from the Bank’s expanded presence in the northeastern Pennsylvania market in 2004. Commercial loans and commercial real estate increased $64.5 million or 7% from $954.0 million at December 31, 2003 to $1.0 billion at December 31, 2004, as the Bank continued to expand its commercial banking presence in Albany, Binghamton, and northeastern Pennsylvania.

The following table reflects the loan and lease portfolio by major categories as of December 31 for the years indicated:

Table 3. Composition of Loan and Lease Portfolio
	December 31,
(In thousands)	2004	2003	2002	2001	2000
Residential real estate mortgages	$721,615	$703,906	$579,638	$525,411	$504,590
Commercial and commercial real estate	1,018,548	954,024	920,330	958,075	948,472
Real estate construction and development	136,934	86,046	64,025	60,513	44,829
Agricultural and agricultural real estate	108,181	106,310	104,078	103,884	92,713
Consumer	412,139	390,413	357,214	387,081	357,822
Home equity	391,807	336,547	269,553	232,624	219,355
Lease financing	80,697	62,730	61,094	72,048	79,874
Total loans and leases	$2,869,921	$2,639,976	$2,355,932	$2,339,636	$2,247,655

Real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residences. Loans in the commercial and agricultural category, as well as commercial and agricultural real estate mortgages, consist primarily of short-term and/or floating rate loans made to small to medium-sized entities. Consumer loans consist primarily of installment credit to individuals secured by automobiles and other personal property including manufactured housing. Real estate construction and development loans include $109.4 million in commercial construction and development and $27.5 million in residential construction loans. Commercial construction loans are for small and medium sized office buildings and other commercial properties and residential construction loans are primarily for projects located in upstate New York and northeastern Pennsylvania.

The Company’s automobile lease financing portfolio totaled $80.7 million at December 31, 2004 and $62.7 million at December 31, 2003. Lease receivables primarily represent automobile financing to customers through direct financing leases and are carried at the aggregate of the lease payments receivable and the estimated residual values, net of unearned income and net deferred lease origination fees and costs. Net deferred lease origination fees and costs are amortized under the effective interest method over the estimated lives of the leases. The estimated residual value related to the total lease portfolio is reviewed quarterly, and if there had been a decline in the estimated fair value of the residual that is judged by management to be other-than-temporary, including consideration of residual value insurance, a loss would be recognized.

Adjustments related to such other-than-temporary declines in estimated fair value are recorded with other noninterest expenses in the consolidated statements of income. One of the most significant risks associated with leasing operations is the recovery of the residual value of the leased vehicles at the termination of the lease. A lease receivable asset includes the estimated residual value of the leased vehicle at the termination of the lease. At termination, the lessor has the option to purchase the vehicle or may turn the vehicle over to the Company. The residual values included in lease financing receivables totaled $50.2 million and $38.9 million at December 31, 2004 and 2003, respectively.

The Company has acquired residual value insurance protection in order to reduce the risk related to residual values. Based on analysis performed by management, the Company has concluded that no other-than-temporary impairment exists which would warrant a charge to earnings during December 31, 2004 and 2003.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, are the maturities of the commercial and agricultural and real estate and construction development loan portfolios and the sensitivity of loans to interest rate fluctuations at December 31, 2004. Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Table 4. Maturities and Sensitivities of Certain Loans to Changes in Interest Rates
	Remaining maturity at December 31, 2004
		After One Year But
(In thousands)	Within One Year	Within Five Years	After Five Years	Total
Floating/adjustable rate
Commercial, commercial real estate, agricultural,
and agricultural real estate	$525,357	$105,782	$-	$631,139
Real estate construction and development	52,189	7,501	7,877	67,567
Total floating rate loans	577,546	113,283	7,877	698,706

Fixed rate
Commercial, commercial real estate, agricultural,
and agricultural real estate	223,387	198,146	74,058	495,591
Real estate construction and development	694	5,377	63,295	69,366
Total fixed rate loans	224,081	203,523	137,353	564,957
Total	$801,627	$316,806	$145,230	$1,263,663

SECURITIES AND CORRESPONDING INTEREST AND DIVIDEND INCOME

The average balance of securities available for sale in 2004 was $970.0 million, a decrease of $14.6 million, or 1%, from $984.6 million in 2003. The yield on average securities available for sale was 4.60% for 2004 compared to 4.70% in 2003. The slight decrease in yield on securities available for sale resulted from continued efforts to shorten the duration and weighted average life of the securities available for sale portfolio in 2004. At December 31, 2004, approximately 67% of securities available for sale were comprised of fifteen/ten year mortgage-backed securities and collateralized mortgage obligations and 9% were comprised of thirty/twenty year mortgaged-backed securities. At December 31, 2003, the mix was 63% fifteen/ten year mortgage-backed securities and 10% thirty/twenty year mortgaged-backed securities. Furthermore, the Company shortened the estimated weighted average life of the total securities portfolio from 5.0 years at December 31, 2003 to 4.6 years at December 31, 2004. In the event of a rising rate environment, the Company should be positioned to reinvest cash flows at a faster rate from shortening the expected life of the portfolio.

The average balance of securities held to maturity decreased from $90.6 million in 2003 to $85.8 million in 2004. At December 31, 2004, securities held to maturity were comprised primarily of tax-exempt municipal securities. The yield on securities held to maturity decreased slightly from 5.14% in 2003 to 5.11% in 2004. Investments in FRB and Federal Home Loan Bank (FHLB) stock increased to $34.8 million in 2004 from $28.1 million in 2003. This increase was driven primarily by an increase in the investment in FHLB resulting from an increase in the Company’s borrowing capacity at FHLB. The yield from investments in FRB and FHLB Banks declined from 3.04% in 2003 to 2.45% in 2004. In 2003, the FHLB disclosed it had capital concerns and credit issues in their investment security portfolio. As a result of these issues, the FHLB suspended a quarterly dividend payment in 2003 and reduced their dividend rate in 2004.

The Company classifies its securities at date of purchase as either available for sale, held to maturity or trading. Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Held to maturity securities are recorded at amortized cost. Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Securities with an other-than- temporary impairment are generally placed on non-accrual status.

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

Table 5. Securities Portfolio
	As of December 31,
	2004		2003		2002
Amortized		Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale
U.S. Treasury	$10,037	$9,977	$58	$59	$502	$514
Federal Agency and mortgage-backed	694,928	696,835	843,777	849,686	810,784	833,940
State & Municipal, collateralized mortgage
obligations and other securities	238,770	245,730	123,570	131,216	168,803	173,129
Total securities available for sale	$943,735	$952,542	$967,405	$980,961	$980,089	$1,007,583

Securities held to maturity
Federal Agency and mortgage-backed	$6,412	$6,706	$11,363	$11,867	$24,613	$25,720
State & Municipal	75,128	75,764	85,437	86,305	56,021	56,917
Other securities	242	242	404	404	1,880	1,880
Total securities held to maturity	$81,782	$82,712	$97,204	$98,576	$82,514	$84,517

FUNDING SOURCES AND CORRESPONDING INTEREST EXPENSE

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased $223.4 million, totaling $3.3 billion in 2004 from $3.0 billion in 2003. The rate paid on interest-bearing liabilities decreased from 2.07% in 2003 to 1.83% in 2004. The decrease in the rate paid on interest bearing liabilities caused a decrease in interest expense of $3.2 million, or 5%, from $62.9 million in 2003 to $59.7 million in 2004.

DEPOSITS

Average interest bearing deposits increased $72.4 million during 2004 compared to 2003. The increase resulted primarily from increases in average NOW, Money Market Deposit Accounts (“MMDA”), and savings. The average balance of these core deposit types increased collectively $181.2 million or 14% during 2004 when compared to 2003. The increase in core deposits resulted primarily from increases in average collected balances, continued market expansion and the migration of funds from time deposits. Average time deposits decreased $108.8 million or 9% during 2004 when compared to 2003. The decrease in average time deposits resulted primarily from the Company’s decision to not aggressively price time deposits during a period where the rate environment remained low throughout 2004. This contributed to the increase in core deposits as well as lead to an increase in short-term borrowings. The average balance of demand deposits increased $35.5 million, or 8%, from $457.2 million in 2003 to $492.7 million in 2004. The ratio of average demand deposits to total average deposits increased from 15.6% in 2003 to 16.2% in 2004.

The improvement in the Company’s deposit mix noted above, combined with the low interest rate environment prevalent in 2004, resulted in a decrease in the rate paid on interest bearing deposits of 29 bp, from 1.85% in 2003 to 1.56% in 2004. The rate paid on average time deposits decreased 29 bp, from 2.92% in 2003 to 2.63% in 2004. The decrease in the rate paid on average time deposits, combined with the decline in the average balance of time deposits, resulted in a $6.4 million decrease in interest expense paid on time deposits, from $34.7 million in 2003 to $28.4 million in 2004.

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2004:

Table 6. Maturity Distribution of Time Deposits of $100, 000 or More
(In thousands)	December 31, 2004
Within three months	$147,487
After three but within twelve months	144,420
After one but within three years	175,453
Over three years	10,430
Total	$477,790

BORROWINGS

Average short-term borrowings increased $111.9 million to $302.3 million in 2004. The average rate paid on short-term borrowings increased from 1.14% in 2003 to 1.35% in 2004, as the Federal Reserve Bank increased the discount rate (which directly impacts short-term borrowing rates) 125 bp in 2004. The increases in the average balance and the average rate paid caused interest expense on short-term borrowings to increase $1.9 million from $2.2 million in 2003 to $4.1 million in 2004. Average long-term debt increased $20.8 million, from $360.9 million in 2003 to $381.8 million in 2004. The increases in long-term debt and short-term borrowings resulted primarily from loan growth exceeding deposit growth in 2004.

As a result of the adoption of a new accounting pronouncement in 2004 (see footnote 1 “Summary of Significant Accounting Policies” under Item 8 “Notes to Consolidated Financial Statements” for more information about this pronouncement), the Company’s junior subordinated debentures are classified as a component of interest-bearing liabilities and the associated interest expense paid to the trust preferred debenture holder is classified as a component of interest expense in 2004. The rate paid on these debentures for 2004 was 4.50%, as the debentures are tied to 3-month LIBOR plus 275 basis points (see footnote 12 “CNBF Capital Trust I” under Item 8 “Notes to Consolidated Financial Statements” for more information about these debentures). In 2003, the junior subordinated debentures were classified as guaranteed preferred beneficial interest in Company’s junior subordinated debentures as a mezzanine item between total liabilities and stockholders’ equity in the Consolidated Balance Sheet and the associated interest expense paid on these debentures was classified a capital securities expense as a component of noninterest expense in the Consolidated Statements of Income.

Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit and access to brokered deposits available for short-term financing of approximately $545 million and $544 million at December 31, 2004 and 2003, respectively. Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

RISK MANAGEMENT-CREDIT RISK

Credit risk is managed through a network of loan officers, credit committees, loan policies, and oversight from the senior credit officers and Board of Directors. Management follows a policy of continually identifying, analyzing, and grading credit risk inherent in each loan portfolio. An ongoing independent review, subsequent to management’s review, of individual credits in the commercial loan portfolio is performed by the independent loan review function. These components of the Company’s underwriting and monitoring functions are critical to the timely identification, classification, and resolution of problem credits.

NONPERFORMING ASSETS

Table 7. Nonperforming Assets
	As of December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Nonaccrual loans
Commercial and agricultural loans and real estate	$10,550	$8,693	$16,980	$31,372	$14,054
Real estate mortgages	2,553	2,483	5,522	5,119	647
Consumer	1,888	2,685	1,507	3,719	2,402
Total nonaccrual loans	14,991	13,861	24,009	40,210	17,103
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	242	237	198	4,523
Real estate mortgages	737	244	1,325	1,844	3,042
Consumer	449	482	414	933	865
Total loans 90 days or more past due and still accruing	1,186	968	1,976	2,975	8,430
Restructured loans	-	-	409	603	656
Total nonperforming loans	16,177	14,829	26,394	43,788	26,189
Other real estate owned	428	1,157	2,947	1,577	1,856
Total nonperforming loans and other real estate owned	16,605	15,986	29,341	45,365	28,045
Nonperforming securities	-	395	1,122	4,500	1,354
Total nonperforming loans, securities, and other real estate owned	$16,605	$16,381	$30,463	$49,865	$29,399
Total nonperforming loans to loans and leases	0.56%	0.56%	1.12%	1.87%	1.17%
Total nonperforming loans and other real estate owned to total assets	0.39%	0.40%	0.79%	1.25%	0.78%
Total nonperforming loans, securities, and other real estate owned to total assets	0.39%	0.40%	0.82%	1.37%	0.82%
Total allowance for loan and lease losses to nonperforming loans	277.75%	287.62%	152.18%	102.19%	124.07%

The allowance for loan and lease losses is maintained at a level estimated by management to provide adequately for risk of probable losses inherent in the current loan and lease portfolio. The adequacy of the allowance for loan and lease losses is continuously monitored. It is assessed for adequacy using a methodology designed to ensure the level of the allowance reasonably reflects the loan and lease portfolio’s risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable credit losses inherent in the current loan and lease portfolio.

Management considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgements can have on the consolidated results of operations.

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio. For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans and leases, estimates of the Company’s exposure to credit loss reflect a current assessment of a number of factors, which could affect collectibility. These factors include: past loss experience; size, trend, composition, and nature; changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies as an integral component of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their examination.

After a thorough consideration of the factors discussed above, any required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. Total nonperforming assets were $16.6 million at December 31, 2004, compared to $16.4 million at December 31, 2003. Credit quality remained stable in 2004, as nonperforming loans totaled $16.2 million at December 31, 2004, up slightly from the $14.8 million outstanding at December 31, 2003. Nonperforming loans as a percentage of total loans and leases remained unchanged at 0.56% for December 31, 2004 and 2003. The total allowance for loan and lease losses is 277.75% of non-performing loans at December 31, 2004 as compared to 287.62% at December 31, 2003.

Impaired loans, which primarily consist of nonaccruing commercial type loans increased slightly, totaling $10.5 million at December 31, 2004 as compared to $8.7 million at December 31, 2003. The related allowance for these impaired loans is $0.2 million or 1.4% of the impaired loans at December 31, 2004 as compared to $0.2 million and 2.3%, respectively, at December 31, 2003. At December 31, 2004 and 2003 there were $10.0 million and $7.5 million, respectively, of impaired loans which did not have an allowance for loan losses due to the adequacy of their collateral or previous charge offs.

Total net charge-offs for 2004 totaled $7.3 million as compared to $6.6 million for 2003. The ratio of net charge-offs to average loans and leases was 0.27% for 2004 and 2003. Gross charge-offs decreased slightly totaling $11.6 million for 2004 compared to $11.8 million for 2003. Recoveries decreased $0.9 million from $5.2 million in 2003 to $4.3 million in 2004, due to a decrease in commercial and agricultural recoveries in 2004 (due in part to several large commercial loan workouts in 2003). The provision for loan and lease losses increased to $9.6 million in 2004 from $9.1 million in 2003. The allowance for loan and lease losses as a percentage of total loans and leases was 1.57% at December 31, 2004 compared to 1.62% at December 31, 2003. The slight increase in the provision for loan and lease losses in 2004 compared to 2003 resulted mainly from strong loan growth, a slight increase in net charge-offs; and stable credit quality as the Company’s credit quality measures remained relatively unchanged in 2004 compared to 2003.

Table 8. Allowance for Loan and Lease Losses
(Dollars in thousands)	2004	2003	2002	2001	2000
Balance at January 1	$42,651	$40,167	$44,746	$32,494	$28,240
Loans and leases charged-off
Commercial and agricultural	4,595	5,619	9,970	17,097	3,949
Real estate mortgages	772	362	2,547	783	1,007
Consumer*	6,239	5,862	5,805	4,491	2,841
Total loans and leases charged-off	11,606	11,843	18,322	22,371	7,797
Recoveries
Commercial and agricultural	2,547	3,185	3,394	1,063	503
Real estate mortgages	215	430	104	122	141
Consumer*	1,510	1,601	1,172	1,004	739
Total recoveries	4,272	5,216	4,670	2,189	1,383
Net loans and leases charged-off	7,334	6,627	13,652	20,182	6,414
Allowance related to purchase acquisitions	-	-	-	505	525
Provision for loan and lease losses	9,615	9,111	9,073	31,929	10,143
Balance at December 31	$44,932	$42,651	$40,167	$44,746	$32,494
Allowance for loan and lease losses to loans and leases outstanding at end of year	1.57%	1.62%	1.70%	1.91%	1.45%
Net charge-offs to average loans and leases outstanding	0.27%	0.27%	0.58%	0.87%	0.31%
* Consumer charge-off and recoveries include consumer, home equity, and lease financing.

Total nonperforming assets were $16.4 million at December 31, 2003, compared to $30.5 million at December 31, 2002. Nonperforming loans totaled $14.8 million at December 31, 2003, down significantly from the $26.4 million outstanding at December 31, 2002. The decrease in nonperforming loans in 2003 resulted primarily from the Company’s successful efforts in selling certain large problematic commercial loans and a group of nonperforming real estate mortgages at approximately their book value during the quarter ended March 31, 2003. Additionally, the Company continued to workout or charge-off additional nonperforming loans for the remainder of 2003 without experiencing any significant migration of new nonperforming loans during the year. As a result of the reduction in nonperforming loans during 2003, the total allowance for loan and lease losses is 287.62% of non-performing loans at December 31, 2003 as compared to 152.18% at December 31, 2002.

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

In addition to the nonperforming loans discussed above, the Company has also identified approximately $48.0 million in potential problem loans at December 31, 2004 as compared to $54.3 million at December 31, 2003. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At December 31, 2004, potential problem loans primarily consisted of commercial and agricultural real estate and commercial and agricultural loans. At December 31, 2004, there were six potential problem loans that exceeded $1.0 million, totaling $15.2 million in aggregate. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The following table sets forth the allocation of the allowance for loan losses by category, as well as the percentage of loans and leases in each category to total loans and leases, as prepared by the Company. This allocation is based on management’s assessment of the risk characteristics of each of the component parts of the total loan portfolio as of a given point in time and is subject to changes as and when the risk factors of each such component part change. The allocation is not indicative of either the specific amounts of the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category. The following table sets forth the allocation of the allowance for loan losses by loan category:

Table 9. Allocation of the Allowance for Loan and Lease Losses
	December 31,
	2004		2003		2002		2001		2000
		Category		Category		Category		Category		Category
		Percent of		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Commercial and agricultural	$28,158	67%	$25,502	67%	$25,589	71%	$34,682	85%	$20,510	72%
Real estate mortgages	4,029	9%	4,699	11%	3,884	10%	1,611	4%	1,669	6%
Consumer	10,887	24%	9,357	22%	7,654	19%	4,626	11%	6,379	22%
Unallocated	1,858	0%	3,093	0%	3,040	0%	3,827	0%	3,936	0%
Total	$44,932	100%	$42,651	100%	$40,167	100%	$44,746	100%	$32,494	100%

The unallocated reserve decreased from $3.1 million in 2003 to $1.9 million in 2004. The unallocated reserved ranged from $3.9 million to $3.1 million for the periods 2000 through 2003. This level of unallocated reserve for this period was primarily in response to the integration of three acquired banks during 2000 and 2001. These acquired banks appeared to have used generally less conservative underwriting and monitoring standards for their commercial related loans, which increased the inherent risk of loss in the loan and lease portfolio. This situation was exacerbated by the economic downturn in 2001 (recession and the terrorist attacks of September 11, 2001), which helped create a higher risk environment for the loan and lease portfolio. The Company responded to this higher risk environment by increasing unallocated reserves based on risk factors thought to increase with the slowing economy and inherent risk of recently acquired loans underwritten with less conservative underwriting standards. During 2002 and 2003, the Company successfully integrated the credit functions of the acquired banks noted above and for the period of 2002 through 2004, worked out a majority of the nonaccrual loans and potential problem loans associated with these acquired banks. During 2004, economic conditions continued to improve and the Company continued to experience positive trends in several credit quality measures. As a result of improved economic conditions and the reduction of risk from loans from acquired banks noted above, the level of unallocated reserve was decreased in 2004.

Offsetting the decrease in unallocated reserve was an increase in reserve for commercial and agricultural loans as well as consumer loans. The increase in reserve allocations for these segments of the loan and lease portfolio was the result of portfolio growth and increases in historical loan loss experience for similar loans with similar characteristics and trends.

At December 31, 2004, approximately 64.3% of the Company’s loans are secured by real estate located in central and northern New York and northeastern Pennsylvania. Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas.

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

The primary liquidity measurement the Company utilizes is called Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At December 31, 2004, the Company’s Basic Surplus measurement was 6.6% of total assets or $274 million, which was above the Company’s minimum of 5% (calculated at $211 million of period end total assets at December 31, 2004) set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At December 31, 2004, the Company considered its Basic Surplus position as tightening, and certain events may adversely impact the Company’s liquidity position in 2005. Continued improvement in the economy may increase demand for equity related products or increase competitive pressure on deposit pricing, which in turn, could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth continues to exceed deposit growth in 2005. These scenarios could lead to a decrease in its basic surplus measure below the minimum policy level of 5%. To manage this risk, the Company has the ability to purchase brokered time deposits, established borrowing facilities with other banks (Federal funds), and has the ability to enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures amounted to $503 million at December 31, 2004.

At December 31, 2004, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $96.6 million in 2004 and $45.7 million in 2003. The critical elements of net operating cash flows include net income, provision for loan and lease losses, and depreciation and amortization. The increase in cash provided by operating activities in 2004 compared to 2003 resulted primarily from the purchase of $30.0 million in Bank Owned Life Insurance (“BOLI”) in 2003 compared to no such purchases in 2004 and an increase in proceeds from the sale of loans of $10.6 million in 2004.

Net cash used in investing activities totaled $224.7 million in 2004 and $307.8 million in 2003. Critical elements of investing activities are loan and investment securities transactions. The decrease in investing activities in 2004 was due primarily to the net increase in loans which totaled $297.0 million in 2003 compared to $255.0 million in 2004.

Net cash flows provided by financing activities totaled $106.8 million in 2004 and $265.3 million in 2003. The critical elements of financing activities are proceeds from deposits, long-term debt, short-term borrowings, and stock issuances. In addition, financing activities are impacted by dividends and treasury stock transactions. The decrease in financing activities when compared to 2003 resulted from the increase in cash provided by operating activities and the decrease in net cash used in investing activities noted above.

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements and operating leases at December 31, 2004 are as follows:

Contractual Obligations
(In thousands)
Payments Due by Period
	2005	2006	2007	2008	2009	Thereafter	Total
Short-term debt obligations	$338,823	$-	$-	$-	$-	$-	$338,823
Long-term debt obligations	65,000	25,000	65,000	90,354	75,000	74,169	394,523
Trust preferred debentures	-	-	-	-	-	18,720	18,720
Operating lease obligations	2,573	2,357	2,089	1,614	1,233	6,320	16,186
Total contractual obligations	$406,396	$27,357	$67,089	$91,968	$76,233	$99,209	$768,252

OFF-BALANCE SHEET RISK COMMITMENTS TO EXTEND CREDIT

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures. At December 31, 2004 and 2003, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $507.4 million and $473.0 million, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit, that represent unusual risks. Generally, commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

STAND-BY LETTERS OF CREDIT

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its stand-by letters of credit.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2004 and 2003, outstanding stand-by letters of credit were approximately $31.6 million and $17.1 million, respectively. The fair value of the Company’s stand-by letters of credit at December 31, 2004 and 2003 was not significant. The following table sets forth the commitment expiration period for stand-by letters of credit at December 31, 2004:

Commitment Expiration of Stand-by Letters of Credit
Within one year	$12,052
After one but within three years	18,166
After three but within five years	1,398
Total	$31,616

LOANS SERVICED FOR OTHERS AND LOANS SOLD WITH RECOURSE

The total amount of loans serviced by the Company for unrelated third parties was approximately $70.8 million and $66.4 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the Company serviced $5.6 million and $10.8 million, respectively, of loans sold with recourse. Due to collateral on these loans, no reserve is considered necessary at December 31, 2004 and 2003.

RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers, and other related parties. Such loans, in management’s opinion, do not present more than the normal risk of collectibility or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties at December 31, 2004 and 2003 were $16.2 million and $16.1 million, respectively.

The law firm of Kowalczyk, Tolles, Deery and Johnston, of which Director Andrew S. Kowalczyk, Jr., is a partner, provided legal services in the amount of $161,737 to us and NBT Bank in 2004. The law firms of Harris Beach LLP, and Oliver, Price, & Rhodes, of which Directors William L. Owens and Paul D. Horger are partners, respectively, provide legal services to us from time to time. Payments for services provided by Directors Owens and Horger, did not exceed $60,000 during 2004. Services from these firms were provided in the ordinary course of business and at market terms.

CAPITAL RESOURCES

Consistent with its goal to operate a sound and profitable financial institution, the Company actively seeks to maintain a “well-capitalized” institution in accordance with regulatory standards. The principal source of capital to the Company is earnings retention. The Company’s capital measurements are in excess of both regulatory minimum guidelines and meet the requirements to be considered well capitalized.

The Company’s principal source of funds to pay interest on CNBF Capital Trust I’s capital securities and pay cash dividends to its shareholders is dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2004, approximately $56.3 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

STOCK REPURCHASE PLAN

On April 28, 2003, the Company announced that it intended to repurchase up to an additional one million shares (approximately 3%) of its outstanding common stock from time to time in open market and privately negotiated transactions. At that time, there were 155,054 shares remaining under a previous authorization approved on July 22, 2002 that were to be repurchased before shares could be repurchased under the April 28, 2003 authorization. On January 26, 2004, the two above mentioned repurchase authorizations were combined into one repurchase plan. During 2004, the Company repurchased 423,989 shares of its own common stock for $9.1 million at an average price of $21.58 per share. At December 31, 2004, there were 731,065 shares available for repurchase under the January 26, 2004 authorization.

On January 24, 2005, the Company’s Board of Directors authorized a new repurchase program whereby the Company intends to repurchase up to 1,500,000 shares (approximately 5%) of its outstanding common stock. At that time, there were 719,800 shares remaining under the January 26, 2004 authorization that were superseded by the new repurchase program.

NONINTEREST INCOME

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years ended December 31,
(In thousands)	2004	2003	2002
Service charges on deposit accounts	$16,470	$15,833	$13,875
Broker/dealer and insurance revenue	6,782	6,869	5,780
Trust	4,605	4,041	3,226
Bank owned life insurance income	1,487	815	-
ATM fees	5,530	5,307	4,703
Other	5,799	4,738	4,350
Total before net securities gains (losses)	40,673	37,603	31,934
Net securities gains (losses)	216	175	(413)
Total	$40,889	$37,778	$31,521

Noninterest income before securities losses increased $3.1 million or 8% to $40.7 million for 2004 from $37.6 million for 2003. Fees from service charges on deposit accounts increased $0.6 million or 4% for 2004 when compared to 2003, primarily from an increase in deposits pricing adjustments related to overdraft fees. Broker/dealer and insurance fees remained relatively unchanged as the Company’s insurance subsidiary CFS , which no longer provided insurance services in May 2003, had revenues of $0.4 million for 2003 compared to no revenue for 2004. Offsetting this decrease was a $0.3 million increase in revenue from the Company’s financial services division in 2004 from continued growth from this relatively new business initiative, which was launched in 2003. Trust revenue increased $0.6 million or 14% in 2004, primarily from growth in assets under management and increased trust accounts. Other income increased $1.1 million or 22%, in 2004, from growth in other consumer and commercial banking fee income. Bank owned life insurance (“BOLI”) income increased $0.7 million in 2004 compared to 2003 as the Company recognized a full year of BOLI income in 2004 compared to 6 months of BOLI income in 2003 due to the $30 million purchase of BOLI in June 2003.

NONINTEREST EXPENSE

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the years indicated:

	Years ended December 31,
(In thousands)	2004	2003	2002
Salaries and employee benefits	$54,063	$49,560	$48,212
Occupancy	9,905	9,328	8,333
Equipment	7,573	7,627	7,066
Data processing and communications	10,972	10,752	10,593
Professional fees and outside services	6,175	5,433	6,589
Office supplies and postage	4,459	4,216	4,446
Amortization of intangible assets	284	620	774
Capital securities	-	732	839
Loan collection and other real estate owned	1,241	1,840	2,846
Goodwill impairment	1,950	-	-
Other	13,155	14,409	12,757
Total noninterest expense	$109,777	$104,517	$102,455

Total noninterest expense increased $5.3 million or 5% from $104.5 million in 2003 to $109.8 million in 2004. Salaries and benefits increased $4.5 million or 9% in 2004 from increases in salaries of $2.1 million, incentive compensation of $0.8 million, and medical insurance of $1.4 million. The increase in salaries was driven primarily by merit increases and an increase in full-time equivalent employees (from market expansion). Incentive compensation increased from increases in revenue generator incentive payments, financial services commissions and 401(K)/ESOP contributions as the Company’s focus has shifted to a variable compensation structure for sales-oriented employees. Rising health care costs drove the increase in medical insurance. Occupancy expense increased $0.6 million or 6% in 2004 from increases in depreciation, rent and property taxes from branch expansion in the Albany and Binghamton markets in 2004 and 2003. Professional fees and outside services increased $0.7 million or 14% in 2004 compared to 2003 from increases in audit costs related to Sarbanes-Oxley compliance and courier expense (market expansion and increased fuel costs). In the fourth quarter of 2004, the Company took a $2.0 million goodwill impairment charge related to its broker/dealer subsidiary MGI. The goodwill impairment charge stems from the purchase price agreed to in a definitive agreement signed in the fourth quarter 2004 for the sale of MGI, which is expected to close in the first quarter of 2005. The sale of MGI was due to the Company’s decision to change its strategy in delivering financial services directly through its Bank and Trust Department.

Offsetting these increases were decreases in 2004 in other operating expense of $1.3 million and $0.6 million in loan collection and OREO costs. The decrease in other operating expense resulted from a $1.4 million reversal of an accrued liability that was determined to no longer be required in the fourth quarter of 2004. The decrease in loan collection and OREO costs resulted from lower collection costs from a decrease in nonperforming loans.

INCOME TAXES

In 2004, income tax expense was $21.9 million, as compared to $21.5 million in 2003 and $21.8 million in 2002. The Company’s effective tax rate was 30.5%, 31.3%, and 32.6% in 2004, 2003, and 2002, respectively. The decrease in the effective rate for 2004 compared to 2003 resulted primarily from the reversal of an $0.8 million accrued liability that was determined to no longer be required in the fourth quarter of 2004. The decrease in the effective rate in 2003 from 2002 resulted from an increase in tax exempt income in 2003.

The Company has two Real Estate Investment Trusts (REIT), Pennstar Realty Trust and CNB Realty Trust. Currently, the Company derives a New York State tax benefit, as a portion of the dividends received from these REITs are exempt from income tax expense. There is proposed legislation for the 2005 New York State Budget no longer allowing the exclusion of REIT dividend income effective for tax years beginning on January 1, 2005. If the legislation noted above is approved, the Company expects that impact on diluted earnings per share will be approximately $0.03 for 2005.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions.

The amount of income taxes we pay is subject at times to ongoing audits by federal and state tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are proposed or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly or annual basis.

2003	OPERATING RESULTS AS COMPARED TO 2002 OPERATING RESULTS

NET INTEREST INCOME

On a tax equivalent basis, the Company’s net interest income for 2003 was $148.9 million, down from $151.1 million for 2002. The Company’s net interest margin declined to 4.16% for 2003 from 4.43% for 2002. The decline in the net interest margin resulted primarily from earning assets repricing downward faster than interest bearing liabilities. The yield on earning assets decreased 87 basis points (bp), from 6.78% for 2002 to 5.91% for 2003. Meanwhile, the rate paid on interest bearing liabilities decreased 71 (bp), from 2.78% for 2002 to 2.07% for 2003. Additionally, historically low interest rates for residential real estate increased prepayments and refinancing activity during 2003, which in turn increased amortization expense of investment security premiums related to mortgage-backed securities. Offsetting the decline in net interest margin was an increase in average earning assets of $169.4 million or 5%, driven primarily by a $137.1 million increase in average loans.

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

Total loans and leases increased 12% at December 31, 2003, totaling $2.6 billion from $2.4 billion at December 31, 2002. The increase in loans and leases was driven by strong growth in residential real estate mortgages and home equity loans. Residential real estate mortgages increased $124.3 million or 21% from $579.6 million at December 31, 2002 to $703.9 million at December 31, 2003. The increase in residential real estate mortgages was driven by a combination of historically low interest rates increasing the demand for the product and the integration and centralization of the mortgage origination function for the Company’s three divisional banks at the end of 2002. Centralizing the mortgage origination function enabled the Company to provide customers with efficient service and competitive products while strengthening the Company’s market presence. Home equity loans increased $67.0 million or 25% from $269.6 million at December 31, 2002 to $336.5 million at December 31, 2003. The increase in home equity loans was due again to the previously mentioned increased demand from the historically low interest rate environment combined with a strong product that has sold well historically in the NBT bank division. The Company expanded its training programs for the sales staff of its Pennstar and new regions within the NBT bank division and experienced strong sales of its home equity products in these newer markets and maintained strong growth within its NBT bank division during 2003. All other loan categories experienced modest increases during 2003.

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

The average balance of securities held to maturity decreased slightly from $93.0 million in 2002 to $90.6 million in 2003. At December 31, 2003, securities held to maturity were comprised primarily of tax-exempt municipal securities. The yield on securities held to maturity declined from 6.04% in 2002 to 5.14% in 2003. The decline in yield was due mainly to the previously mentioned low rate environment prevalent throughout 2003. Investments in FRB and FHLB Banks increased to $28.1 million in 2003 from $21.8 million in 2002. This increase was driven primarily by an increase in the investment in FHLB resulting from an increase in the Company’s borrowing capacity at FHLB. The yield from investments in FRB and FHLB Banks declined from 4.42% in 2002 to 3.04% in 2003. The decrease in yield resulted primarily from the suspension of the October 2003 dividend by the FHLB as a result of capital concerns and credit issues in the FHLB investment security portfolio.

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

NONINTEREST INCOME

Noninterest income before securities losses increased $5.7 million or 18% to $37.6 million for 2003 from $31.9 million for 2002. Fees from service charges on deposit accounts increased $2.0 million or 14% for 2003 when compared to 2002, primarily from an increase in core deposits and pricing adjustments. Broker/dealer and insurance fees increased $1.1 million, primarily driven by the initiative implemented at the end of 2002 to offer financial service products throughout the Company’s 111 branch network. Trust revenue increased $0.8 million or 25% in 2003, primarily from growth in assets under management and increased estate fees. ATM fees increased $0.6 million or 13% in 2003, from expanded market presence and increases in core deposits. Other income increased $0.4 million or 9%, in 2003, from strong growth in other consumer banking fee income.

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

NONINTEREST EXPENSE

Total noninterest expense increased $2.1 million or 2% from $102.5 million in 2002 to $104.5 million in 2003. Salaries and benefits increased $1.3 million or 3% in 2003 from increases in salaries of $2.0 million, incentive compensation of $0.9 million, and medical insurance of $0.3 million offset by an increase in loan origination deferrals of $2.0 million and a decrease in pension and post-retirement health care costs of $0.4 million. The increase in salaries was driven primarily by merit increases and an increase in full-time equivalent employees. Incentive compensation increased from increases in bonuses, financial services commissions and 401(K)/ESOP contributions as the Company’s focus has shifted to a sales-driven culture. Occupancy expense increased $1.0 million or 12% in 2003 from increases in depreciation and rent stemming from renovations and expansion at the Company’s corporate headquarters as well as an increase in seasonal maintenance. Equipment expense increased $0.6 million or 6%, from ATM upgrades and increased depreciation for office equipment from renovations at the Company’s corporate headquarters and several CNB locations. Other operating expenses increased $1.7 million or 13% in 2003 from an $0.8 million charge for the write-down of nonmarketable investment securities and an increase in insurance expense of $0.6 million from higher premiums for property and casualty insurance, and contingent auto liability insurance.

Offsetting these increases were decreases in 2003 in professional fees and outside services of $1.2 million and loan collection and OREO costs of $1.0 million. The decrease in professional fees and outside services resulted from a $0.4 million charge related to an adverse judgment against the Company in 2002, legal fees of $0.3 million incurred during 2002 for the recovery of deposit overdraft write-offs, and $0.4 million in professional fees for a tax project in 2002. The decrease in loan collection and OREO costs resulted from gains on the sale of OREO and a decrease in nonperforming loans.

IMPACT OF INFLATION AND CHANGING PRICES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities or are immaterial to the results of operations.

Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Company’s net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than earning assets. When interest-bearing liabilities mature or reprice more quickly than earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

In an attempt to manage the Company’s exposure to changes in interest rates, management monitors the Company’s interest rate risk. Management’s asset/liability committee (ALCO) meets monthly to review the Company’s interest rate risk position and profitability, and to recommend strategies for consideration by the Board of Directors. Management also reviews loan and deposit pricing, and the Company’s securities portfolio, formulates investment and funding strategies, and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

In adjusting the Company’s asset/liability position, the Board and management attempt to manage the Company’s interest rate risk while minimizing net interest margin compression. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values remain vulnerable to changes in interest rates and fluctuations in the difference between long-and short-term interest rates.

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

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing downward faster than interest-bearing liabilities. The inability to effectively lower deposit rates will likely reduce or eliminate the otherwise normal expected benefit of lower interest rates. In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario. Net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing. Net interest income for the next twelve months in the +200/+ 200 flat/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the December 31, 2004 balance sheet position:

Table 10. Interest Rate Sensitivity Analysis
Change in interest rates	Percent change
(In basis points)	in net interest income
+200 Flat	(0.37%)
+ 200	(0.21%)
-100	(0.75%)

Under the flat rate scenario with a static balance sheet, net interest income is anticipated to increase approximately 1.3% from total net interest income for 2004. The Company anticipates under current conditions, earning assets will continue to reprice down at a faster rate than interest bearing liabilities. However, the growth in loans experienced in the second half of 2004 should minimize the impact of margin compression. In order to protect net interest income from anticipated net interest margin compression, the Company will continue to focus on increasing earning assets through loan growth and leverage opportunities. However, if the Company cannot maintain the level of earning assets at December 31, 2004, the Company expects net interest income to decline in 2005.

Currently, the Company is holding fixed rate residential real estate mortgages in its loan portfolio and mortgage related securities in its investment portfolio. Two major factors the Company considers in holding residential real estate mortgages is its level of core deposits and the duration of its mortgage-related securities and loans. Current core deposit levels combined with a shortening of duration of mortgage-related securities and loans have enabled the Company to hold fixed rate residential real estate mortgages without having a significant negative impact on interest rate risk, as the Company is well matched at December 31, 2004. The Company’s net interest income is projected to decrease by 0.21% if interest rates gradually rise 200 basis points. Since December 31, 2003, we have continued to minimize our exposure to 30-year fixed rate mortgage related securities and loans. Approximately 10.8% of earning assets were comprised of 30-year fixed rate mortgage related securities and loans at December 31, 2004, down from a ratio of 11.5% at December 31, 2003. The Company closely monitors its matching of earning assets to funding sources. If core deposit levels decrease or the rate of growth in core deposit levels does not equal or exceed the rate in growth of 30-year fixed rate real estate mortgage related securities or loans, the Company will reevaluate its strategy and may sell new originations of fixed rate mortgages in the secondary market, price 30-year fixed rate mortgages above market rates, or may sell certain mortgage related securities in order to limit the Company’s exposure to long-term earning assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NBT Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. (the Company) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NBT Bancorp Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and effective operation of, internal control over financial reporting.

/S/ KPMG LLP

Albany, New York

March 11, 2005

Consolidated Balance Sheets
	December 31,
(In thousands, except share and per share data)	2004	2003
Assets
Cash and due from banks	$98,437	$125,590
Short-term interest bearing accounts	8,286	2,502
Securities available for sale, at fair value	952,542	980,961
Securities held to maturity (fair value $82,712 and $98,576)	81,782	97,204
Federal Reserve and Federal Home Loan Bank stock	36,842	34,043
Loans and leases	2,869,921	2,639,976
Less allowance for loan and lease losses	44,932	42,651
Net loans and leases	2,824,989	2,597,325
Premises and equipment, net	63,743	62,443
Goodwill	45,570	47,521
Intangible assets, net	2,013	2,331
Bank owned life insurance	32,302	30,815
Other assets	65,798	66,150
Total assets	$4,212,304	$4,046,885
Liabilities, Guaranteed Preferred Beneficial Interests in Company’s Junior Subordinate Debentures, and Stockholders’ Equity
Deposits
Demand (noninterest bearing)	$520,218	$500,303
Savings, NOW, and money market	1,435,561	1,401,825
Time	1,118,059	1,099,223
Total deposits	3,073,838	3,001,351
Short-term borrowings	338,823	302,931
Long-term debt	394,523	369,700
Trust preferred debentures	18,720	-
Other liabilities	54,167	45,869
Total liabilities	3,880,071	3,719,851
Guaranteed preferred beneficial interests in Company’s junior subordinate debentures (capital securities)	-	17,000
Stockholders’ equity
Preferred stock, $0.01 par at December 31, 2004 and 2003. Authorized 2,500,000 shares	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at December 31, 2004 and 2003; issued 34,401,008 and 34,401,088 at December 31, 2004 and 2003, respectively	344	344
Additional paid-in-capital	209,523	209,267
Unvested restricted stock	(296)	(197)
Retained earnings	145,812	120,016
Accumulated other comprehensive income	4,989	7,933
Common stock in treasury, at cost, 1,544,247 and 1,592,435 shares	(28,139)	(27,329)
Total stockholders’ equity	332,233	310,034
Total liabilities, guaranteed preferred beneficial interests in Company’s junior subordinate debentures, and stockholders’ equity	$4,212,304	$4,046,885

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	December 31,
(In thousands, except per share data)	2004	2003	2002
Interest, fee, and dividend income
Interest and fees on loans and leases	$163,795	$159,118	$167,185
Securities available for sale	42,264	43,851	54,404
Securities held to maturity	3,044	3,391	4,260
Other	1,076	938	1,373
Total interest, fee, and dividend income	210,179	207,298	227,222
Interest expense
Deposits	39,761	45,941	63,332
Short-term borrowings	4,086	2,171	1,334
Long-term debt	15,022	14,762	15,736
Trust preferred debentures	823	-	-
Total interest expense	59,692	62,874	80,402
Net interest income	150,487	144,424	146,820
Provision for loan losses	9,615	9,111	9,073
Net interest income after provision for loan losses	140,872	135,313	137,747
Noninterest income
Service charges on deposit accounts	16,470	15,833	13,875
Broker/ dealer and insurance revenue	6,782	6,869	5,780
Trust	4,605	4,041	3,226
Net securities gains (losses)	216	175	(413)
Bank owned life insurance	1,487	815	-
ATM Fees	5,530	5,307	4,703
Other	5,799	4,738	4,350
Total noninterest income	40,889	37,778	31,521
Noninterest expense
Salaries and employee benefits	54,063	49,560	48,212
Occupancy	9,905	9,328	8,333
Equipment	7,573	7,627	7,066
Data processing and communications	10,972	10,752	10,593
Professional fees and outside services	6,175	5,433	6,589
Office supplies and postage	4,459	4,216	4,446
Amortization of intangible assets	284	620	774
Capital securities	-	732	839
Loan collection and other real estate owned	1,241	1,840	2,846
Goodwill impairment	1,950	-	-
Other	13,155	14,409	12,757
Total noninterest expense	109,777	104,517	102,455
Income before income tax expense	71,984	68,574	66,813
Income tax expense	21,937	21,470	21,814
Net income	$50,047	$47,104	$44,999
Earnings per share
Basic	$1.53	$1.45	$1.36
Diluted	1.51	1.43	1.35
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
					Accumulated
Years ended December 31,		Additional	Unvested		other	Common
2004, 2003, and 2002	Common	Paid-in-	Restricted	Retained	comprehensive	stock in
(In thousands except share and per share data)	stock	capital	Stock	earnings	(loss)/ income	treasury	Total
Balance at December 31, 2001	$343	$209,176	$-	$72,531	$3,921	$(19,616)	$266,355
Net income	-	-	-	44,999	-	-	44,999
Cash dividends—$0.68 per share	-	-	-	(22,445)	-	-	(22,445)
Purchase of 624,333 treasury shares	-	-	-	-	-	(10,803)	(10,803)
Issuance of 25,298 shares to the employee stock purchase plan	-	315	-	-	-	-	315
Issuance of 53,460 shares for the exercise of incentive stock options	-	550	-	-	-	-	550
Issuance of 69,752 shares in exchange for 40,687 treasury shares for the exercise of incentive stock options	1	580	-	-	-	(581)	-
Issuance of 47,296 shares for the exercise of incentive and nonqualified stock options, including tax benefit	-	(150)	-	-	-	868	718
Grant of 14,648 shares of restricted stock awards	-	(28)	(222)	-	-	250	-
Cancellation of 800 restricted stock awards	-	-	12	-	-	(12)	-
Amortization of restricted stock awards	-	-	83	-	-	-	83
Other comprehensive income	-	-	-	-	12,610	-	12,610
Balance at December 31, 2002	344	210,443	(127)	95,085	16,531	(29,894)	292,382
Net income	-	-	-	47,104	-	-	47,104
Cash dividends- $0.68 per share	-	-	-	(22,173)	-	-	(22,173)
Purchase of 369,313 treasury shares	-	-	-	-	-	(6,489)	(6,489)
Issuance of 41,980 shares in exchange for 20,172 shares received as consideration for the exercise of incentive stock options	-	360	-	-	-	(360)	-
Net issuance of 494,948 shares to employee benefit plans and other stock plans, including tax benefit	-	(1,537)	-	-	-	9,212	7,675
Grant of 11,846 shares of restricted stock awards	-	1	(203)	-	-	202	-
Amortization of restricted stock awards	-	-	133	-	-	-	133
Other comprehensive loss	-	-	-	-	(8,598)	-	(8,598)
Balance at December 31, 2003	344	209,267	(197)	120,016	7,933	(27,329)	310,034
Net income	-	-	-	50,047	-	-	50,047
Cash dividends- $0.74 per share	-	-	-	(24,251)	-	-	(24,251)
Purchase of 423,989 treasury shares	-	-	-	-	-	(9,149)	(9,149)
Net issuance of 458,593 shares to employee benefit plans and other stock plans, including tax benefit	-	197	-	-	-	8,103	8,300
Grant of 14,547 shares of restricted stock awards	-	59	(312)	-	-	253	-
Amortization of restricted stock awards	-	-	196	-	-	-	196
Forfeited 963 shares of restricted stock	-	-	17	-	-	(17)	-
Other comprehensive loss	-	-	-	-	(2,944)	-	(2,944)
Balance at December 31, 2004	$344	$209,523	$(296)	$145,812	$4,989	$(28,139)	$332,233

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
	Years ended December 31,
(In thousands, except per share data)	2004	2003	2002
Operating activities
Net income	$50,047	$47,104	$44,999
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	9,615	9,111	9,073
Depreciation of premises and equipment	6,057	6,507	6,573
Net amortization on securities	2,406	4,806	210
Amortization of goodwill and intangible assets	284	620	774
Amortization of restricted stock	196	133	83
Deferred income tax expense	7,602	6,357	8,655
Proceeds from sale of loans held for sale	19,541	8,886	6,676
Originations and purchases of loans held for sale	(2,631)	(2,812)	(6,824)
Net loss on disposal of premises and equipment	-	166	-
Net losses (gains) on sales of loans held for sale	(89)	-	105
Net security (gains) losses	(216)	(175)	413
Net gain on sales of other real estate owned	(909)	(927)	(80)
Gain on sale of branch, net	-	-	(220)
Tax benefit from exercise of stock options	1,336	1,294	199
Writedown of nonmarketable securities	-	620	-
Purchase of Bank Owned Life Insurance	-	(30,000)	-
Goodwill impairment	1,950	-	-
Net decrease (increase) in other assets	677	(3,339)	1,273
Net increase (decrease) in other liabilities	696	(2,629)	(10,781)
Net cash provided by operating activities	96,562	45,722	61,128
Investing activities
Net cash and cash equivalents provided by acquisitions	-	10,594	-
Net cash paid in conjunction with branch sale	-	-	(29,171)
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	262,999	458,327	382,293
Proceeds from sales	12,950	206,754	217,471
Purchases	(253,469)	(657,578)	(677,563)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	55,770	53,991	52,637
Purchases	(40,388)	(68,752)	(33,645)
Net increase in loans	(254,985)	(296,981)	(36,315)
Net increase in Federal Reserve and FHLB stock	(2,799)	(10,344)	(1,915)
Purchases of premises and equipment, net	(7,357)	(7,827)	(6,851)
Proceeds from sales of other real estate owned	2,582	4,076	1,113
Net cash used in investing activities	(224,697)	(307,740)	(131,946)
Financing activities
Net increase in deposits	72,487	66,011	40,689
Net increase (decrease) in short-term borrowings	35,892	197,329	(16,412)
Proceeds from issuance of long-term debt	30,000	125,000	80,000
Repayments of long-term debt	(5,177)	(100,775)	(6,856)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	6,964	6,381	1,384
Purchase of treasury stock	(9,149)	(6,489)	(10,803)
Cash dividends and payment for fractional shares	(24,251)	(22,173)	(22,445)
Net cash provided by financing activities	106,766	265,284	65,557
Net (decrease) increase in cash and cash equivalents	(21,369)	3,266	(5,261)
Cash and cash equivalents at beginning of year	128,092	124,826	130,087
Cash and cash equivalents at end of year	$106,723	$128,092	$124,826
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$60,181	$64,334	$85,224
Income taxes	10,696	12,700	10,800
Noncash investing activities:
Transfer of loans to other real estate owned	$885	$1,363	$3,352
Fair value of assets (sold) acquired	-	1,155	(3,323)
Fair value of liabilities (sold) assumed	-	13,311	(34,263)
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2004	2003	2002
Net income	$50,047	$47,104	$44,999
Other comprehensive income, net of tax
Unrealized net holding (losses) gains arising during the year (pre-tax amounts of ($4,531), ($13,764), and $20,564)	(2,724)	(8,276)	12,365
Minimum pension liability adjustment (pre-tax amounts of ($147), ($362), and $0)	(89)	(217)	-
Less reclassification adjustment for net (gains) losses related to securities available for sale included in net income (pre-tax amounts of ($216), ($174), and $408)	(131)	(105)	245
Total other comprehensive (loss) income	(2,944)	(8,598)	12,610
Comprehensive income	$47,103	$38,506	$57,609
See accompanying notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARIES:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of NBT Bancorp Inc. (Bancorp) and its subsidiaries, NBT Bank, N.A. (NBT Bank) and NBT Financial Services, Inc., conform, in all material respects, to accounting principles generally accepted in the United States of America (GAAP) and to general practices within the banking industry. Collectively, Bancorp and its subsidiaries are referred to herein as “the Company.”

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

The following is a description of significant policies and practices:

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Bancorp and its wholly owned subsidiaries mentioned above. All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform with the current year’s presentation. In the “Parent Company Financial Information,” the investment in subsidiaries is carried under the equity method of accounting.

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiary CNBF Capital Trust I is a VIE for which the Company is not the primary beneficiary. Accordingly, the accounts of this entity are not included in the Company’s consolidated financial statements.

SEGMENT REPORTING

The Company’s operations are primarily in the community banking industry and include the provision of traditional banking services. The Company operates solely in the geographical regions of central and northern New York and northeastern Pennsylvania. The Company has identified separate operating segments; however, these segments did not meet the quantitative thresholds for separate disclosure.

CASH EQUIVALENTS

The Company considers amounts due from correspondent banks, cash items in process of collection, and institutional money market mutual funds to be cash equivalents for purposes of the consolidated statements of cash flows.

SECURITIES

The Company classifies its securities at date of purchase as either available for sale, held to maturity, or trading. Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Held to maturity securities are recorded at amortized cost. Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Securities with other-than-temporary impairment are generally placed on non-accrual status.

Nonmarketable equity securities are carried at cost, with the exception of investments owned by NBT Bank’s small business investment company (SBIC) subsidiary, which are carried at fair value with net unrealized gains and losses recognized currently in income in accordance with SBIC rules. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the interest method. Dividend and interest income are recognized when earned. Realized gains and losses on securities sold are derived using the specific identification method for determining the cost of securities sold.

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

A loan is considered to be a trouble debt restructured loan (TDR) when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of principal or interest, or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.

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

The allowance for loan and lease losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company’s impaired loans are generally collateral dependent. The Company considers the estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

Management believes that the allowance for loan and lease losses is adequate. While management uses available information to recognize loan and lease losses, future additions to the allowance for loan and lease losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance for loan and lease losses based on their judgments about information available to them at the time of their examination which may not be currently available to management.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation of premises and equipment is determined using the straight-line method over the estimated useful lives of the respective assets. Expenditures for maintenance, repairs, and minor replacements are charged to expense as incurred.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets that have finite useful lives, such as core deposit intangibles and mortgage servicing rights, are amortized over their useful lives. Core deposit intangibles are amortized over a maximum of 10 years using the straight-line methods for all periods presented.

When facts and circumstances indicate potential impairment of amortizable intangible assets, the Company evaluates the recoverability of the asset carrying value, using estimates of undiscounted future cash flows over the remaining asset life. Any impairment loss is measured by the excess of carrying value over fair value. Goodwill impairment tests are performed on an annual basis or when events or circumstances dictate. In these tests, the fair values of each reporting unit, or segment, is compared to the carrying amount of that reporting unit in order to determine if impairment is indicated. If so, the implied fair value of the reporting unit’s goodwill is compared to its carrying amount and the impairment loss is measured by the excess of the carrying value over fair value.

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

At December 31, 2004, the Company has two stock option plans (Plans). Under the terms of the plans, options are granted to directors and key employees to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted have a vesting period of four years and terminate eight or ten years from the date of the grant.

The per share weighted average fair value of stock options granted during 2004, 2003, and 2002 was $5.81, $4.03, and $2.24, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31:

	Years ended December 31,
	2004	2003	2002
Dividend yield	3.01%–3.74%	3.11%-3.97%	4.07%
Expected volatility	29.82%–31.65%	31.34%-31.45%	19.13%
Risk-free interest rates	3.56%–4.41%	2.98%-3.98%	3.48%-4.74%
Expected life	7 years	7 years	7 years

Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years ended December 31,
	2004	2003	2002
Net income
As reported	$50,047	$47,104	$44,999
Add: Stock-based compensation expense included in reported net income, net of related tax effects	119	80	50
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,215)	(1,072)	(995)
Pro forma net income	$48,951	$46,112	$44,054
Basic earnings per share
As reported	$1.53	$1.45	$1.36
Pro forma	1.50	1.42	1.34
Diluted earnings per share
As reported	1.51	1.43	1.35
Pro forma	1.48	1.40	1.33

Because the Company’s employee stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management’s opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company expects to adopt the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004),” on July 1, 2005. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of grant. SFAS No. 123R is effective for the Company on July 1, 2005. See Note 1 - New Accounting Pronouncement for additional information.

PER SHARE AMOUNTS

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company’s dilutive stock options and restricted stock).

OTHER FINANCIAL INSTRUMENTS

The Company is a party to certain other financial instruments with off-balance-sheet risk such as commitments to extend credit, unused lines of credit, as well as certain mortgage loans sold to investors with recourse. The Company’s policy is to record such instruments when funded.

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

TRUST

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company. Such assets totaled $2.0 billion and $1.8 billion at December 31, 2004 and 2003, respectively. Trust income is recognized on the accrual method based on contractual rates applied to the balances of trust accounts.

New Accounting Pronouncement - Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. SFAS 150 was effective for contracts entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003, however, in October 2003, the FASB indefinitely deferred the application of certain provisions of SFAS 150 as they apply to mandatorily redeemable minority interests. Adoption of SFAS 150 on July 1, 2003 did not have a significant impact on the Company’s consolidated financial statements.

New Accounting Pronouncement - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) became law in the United States. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. We maintain a postretirement benefit plan (the “Plan”) that was impacted by the Act. See footnote 16 to the audited financial statements for further information.

To date, guidance has not been finalized on how to measure actuarial equivalence and the corresponding subsidy when employees pay a significant portion of plan costs. Consequently, due to the employee cost-sharing, and the lack of complete guidance on how to treat employee cost-sharing, it is unclear whether the Plan will be deemed to provide actuarially equivalent prescription drug benefits to those to be provided by Medicare. Preliminary estimates of the potential subsidy, (if any), indicate that such subsidy would have an immaterial effect on the measurement of FAS 106 costs and liabilities for this plan. The APBO and net postretirement benefit cost related to the Plan do not reflect any amount associated with the subsidy because we are unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D of the Act.

New Accounting Pronouncement - Amendment of Statement 133 on Derivative Instruments and Hedging Activities

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendments (i) reflect decisions of the Derivatives Implementation Group, (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the Company’s consolidated financial statements.

New Accounting Pronouncement - Share-Based Payment

SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company on July 1, 2005. The Company will transition to fair value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after July 1, 2005. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of July 1, 2005 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards outstanding as of December 31, 2004 for which the requisite service is not expected to be fully rendered prior to July 1, 2005, the Company expects to recognize additional pre-tax, quarterly compensation cost of approximately $0.5 million beginning in the third quarter of 2005 as a result of the adoption of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption of this standard.

New Accounting Pronouncement - Consolidation of Variable Interest Entities

Financial Accounting Standards Board Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” FIN 46, establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE entity is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIEs were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003. If a VIE existed prior to February 1, 2003, FIN 46 was effective at the beginning of the first interim period beginning after June 15, 2003. However, subsequent revisions to the interpretation deferred the implementation date of FIN 46 until the first period ending after December 15, 2003.

The Company adopted FIN 46 in connection with its consolidated financial statements for the year ended December 31, 2003. The implementation of FIN 46 required the Company to de-consolidate its investment in CNBF Capital Trust I (see Note 12) in 2004 because the Company is not the primary beneficiary. There was no impact on shareholders’ equity, income from continuing operations or net income.

New Accounting Pronouncement - The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position to provide additional implementation guidance.

(2) MERGER AND ACQUISITION ACTIVITY

On June 20, 2003, the Company acquired one branch located in Whitney Point, New York, from Alliance Bank. Deposits from the Whitney Point branch were approximately $13.3 million and loans totaled approximately $1.1 million. The Company received approximately $10.6 million in cash as consideration for net liabilities assumed. The acquisition was accounted for in accordance with SFAS No. 141, “Business Combinations.” Goodwill accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, was $1.4 million. Intangible assets comprised mainly of core deposit intangibles were accounted for in accordance with SFAS No. 147, and totaled $0.1 million and is being amortized over seven years on a straight-line basis.

(3) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the years presented in the consolidated statements of income:

	Years ended December 31,
	2004			2003			2002
		Weighted			Weighted			Weighted
	Net	average	Per share	Net	average	Per share	Net	average	Per share
(In thousands, except per share data)	income	shares	amount	income	shares	amount	income	shares	amount
Basic earnings per share	$50,047	32,739	$1.53	$47,104	32,540	$1.45	$44,999	32,983	$1.36
Effect of dilutive securities
Stock based compensation		336			285			205
Contingent shares		12			19			47
Diluted earnings per share	$50,047	33,087	$1.51	$47,104	32,844	$1.43	$44,999	33,235	$1.35

There were approximately 5,000, 229,000, and 416,000 weighted average stock options for the years ended December 31, 2004, 2003, and 2002, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during these periods.

(4) FEDERAL RESERVE BANK REQUIREMENT

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14 day maintenance period ending December 22, 2004 was $52.8 million.

(5) SECURITIES

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 30, 2000
U.S. Treasury	$10,037	$1	$61	$9,976
Federal Agency	120,511	381	773	120,119
State & municipal	79,848	4,906	-	84,754
Mortgage-backed	574,417	5,072	2,774	576,715
Collateralized mortgage obligations	135,202	592	811	134,983
Corporate	1,183	133	-	1,316
Other securities	22,537	2,640	498	24,679
Total securities available for sale	$943,735	$13,725	$4,917	$952,542
December 30, 1999
U.S. Treasury	$58	$1	$-	$59
Federal Agency	117,306	895	307	117,894
State & municipal	86,956	5,477	-	92,433
Mortgage-backed	726,471	8,536	3,216	731,791
Collateralized mortgage obligations	7,929	59	-	7,988
Corporate	6,197	214	-	6,411
Other securities	22,488	1,937	40	24,385
Total securities available for sale	$967,405	$17,119	$3,563	$980,961

The following table sets forth information with regard to sales transactions of securities available for sale:

	Years ended December 31
(In thousands)	2004	2003	2002
Proceeds from sales	$12,950	$206,742	$217,471
Gross realized gains	$457	$4,339	$7,720
Gross realized losses	(241)	(4,164)	(7,473)
Other-than-temporary impairment writedowns	-	-	(660)
Net securities gains (losses)	$216	$175	$(413)

At December 31, 2004 and 2003, securities available and for sale and held to maturity with amortized costs totaling $881.8 million and $902.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at December 31, 2004, securities available for sale and held to maturity with an amortized cost of $73.6 million were pledged as collateral for securities sold under the repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
December 30, 2000
Mortgage-backed	$6,412	$294	$-	$6,706
State & municipal	75,128	772	136	75,764
Other securities	242	-	-	242
Total securities held to maturity	$81,782	$1,066	$136	$82,712
December 30, 1999
Mortgage-backed	$11,363	$504	$-	$11,867
State & municipal	85,437	1,011	143	86,305
Other securities	404	-	-	404
Total securities held to maturity	$97,204	$1,515	$143	$98,576

At December 31, 2004 and 2003, substantially all of the mortgage-backed securities available for sale and held to maturity held by the Company were issued or backed by Federal agencies.

Other securities include nonmarketable equity securities, including certain securities acquired by NBT Bank’s small business investment company (SBIC) subsidiary, and trust preferred securities. The following table sets forth information with regard to investment securities with unrealized losses at December 31, 2004, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
Security Type:	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Mortgage-backed	$201,546	$(1,104)	$110,592	$(2,481)	$312,138	$(3,585)
Federal agency	75,116	(834)	-	-	75,116	(834)
State and municipal	2,723	(14)	3,230	(122)	5,953	(136)
Other securities	4,502	(498)	-	-	4,502	(498)
Total securities with unrealized losses	$283,887	$(2,450)	$113,822	$(2,603)	$397,709	$(5,053)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2004, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2004, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2004:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$10,158	$10,178
From one to five years	135,147	135,295
From five to ten years	93,107	95,023
After ten years	682,785	687,367
	$921,197	$927,863
Debt securities classified as held to maturity
Within one year	$29,479	$29,492
From one to five years	18,301	18,370
From five to ten years	13,290	13,302
After ten years	20,712	21,548
	$81,782	$82,712

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government agency securities, there were no holdings, when taken in the aggregate, of any single issues that exceeded 10% of consolidated stockholders’ equity at December 31, 2004 and 2003.

(6) LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of loans and leases, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2004	2003
Residential real estate mortgages	$721,615	$703,906
Commercial and commercial real estate mortgages	1,018,548	954,024
Real estate construction and development	136,934	86,046
Agricultural and agricultural real estate mortgages	108,181	106,310
Consumer	412,139	390,413
Home equity	391,807	336,547
Lease financing	80,697	62,730
Total loans and leases	$2,869,921	$2,639,976

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate mortgages.

Changes in the allowance for loan and lease losses for the three years ended December 31, 2004, are summarized as follows:

	Years ended December 31,
(In thousands)	2004	2003	2002
Balance at January 1	$42,651	$40,167	$44,746
Provision	9,615	9,111	9,073
Recoveries	4,272	5,216	4,670
Charge-offs	(11,606)	(11,843)	(18,322)
Balance at December 31	$44,932	$42,651	$40,167

The following table sets forth information with regard to nonperforming loans:

	At December 31,
(In thousands)	2004	2003	2002
Loans in nonaccrual status	$14,991	$13,861	$24,009
Loans contractually past due 90 days or more and still accruing interest	1,186	968	1,976
Restructured loans	-	-	409
Total nonperforming loans	$16,177	$14,829	$26,394

There were no material commitments to extend further credit to borrowers with nonperforming loans.

Accumulated interest on the above nonaccrual loans of approximately $1.0 million, $1.7 million , and $1.7 million would have been recognized as income in 2004, 2003, and 2002, respectively, had these loans been in accrual status. Approximately $0.8 million, $1.2 million, and $1.2 million of interest on the above nonaccrual loans was collected in 2004, 2003, and 2002, respectively.

At December 31, 2004 and 2003, the recorded investment in loans that are considered to be impaired totaled $10.5 million and $8.7 million, respectively, for which the related allowance for loan losses is $0.2 million and $0.2 million, respectively. As of December 31, 2004 and 2003, there were $10.0 million and $7.5 million, respectively, of impaired loans which did not have an allowance for loan losses due generally to the adequacy of their collateral.

The following provides additional information on impaired loans for the periods presented:

	Years ended December 31,
(In thousands)	2004	2003	2002
Average recorded investment on impaired loans	$9,478	$12,741	$23,549
Interest income recognized on impaired loans	499	608	1,469
Cash basis interest income recognized on impaired loans	499	608	1,469

RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has made loans at prevailing rates and terms to directors, officers, and other related parties. Such loans, in management’s opinion, do not present more than the normal risk of collectibility or incorporate other unfavorable features. The aggregate amount of loans outstanding to qualifying related parties and changes during the years are summarized as follows:

(In thousands)	2004	2003
Balance at January 1	$16,078	$16,959
New loans	7,942	3,706
Repayments	(7,791)	(4,587)
Balance at December 31	$16,229	$16,078

(7) PREMISES AND EQUIPMENT, NET

A summary of premises and equipment follows:

	December 31,
(In thousands)	2004	2003
Land, buildings, and improvements	$74,948	$71,072
Equipment	58,671	55,602
Construction in progress	198	17
	133,817	126,691
Accumulated depreciation	70,074	64,248
Total premises and equipment	$63,743	$62,443

Land, buildings, and improvements with a carrying value of approximately $4.0 million and $4.0 million at December 31, 2004 and 2003, respectively, are pledged to secure long-term borrowings.

Rental expense included in occupancy expense amounted to $2.7 million in 2004, $2.4 million in 2003, and $2.1 million in 2002. The future minimum rental payments related to noncancelable operating leases with original terms of one year or more are as follows at December 31, 2004 (in thousands):

2005   $2,573
2006    2,357
2007    2,089
2008    1,614
2009    1,233
Thereafter   6,320
Total   $16,186

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill by operating subsidiaries follows:

	January 1,	Goodwill	Impairment	December 31,
(In thousands)	2004	Acquired	Loss	2004
NBT Bank, N.A.	$44,520	$-	$-	$44,520
NBT Financial Services, Inc.	3,001	-	1,951	1,050
Total	$47,521	$-	$1,951	$45,570

The Company recorded a $2.0 million goodwill impairment charge in the fourth quarter of 2004 in connection with the expected sale of its broker/dealer subsidiary M. Griffith Inc., which is expected to close in the first quarter of 2005. A definitive agreement was signed by the Company and the acquirer in the fourth quarter of 2004. The negotiation and resolution of sale terms for M. Griffith Inc. during the fourth quarter of 2004 resulted in the goodwill impairment charge.

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and identified intangible assets. These intangible assets continue to be amortized over their estimated useful lives in accordance with SFAS No. 142, which range from one to twenty-five years. There were no adjustments to the useful lives of these intangible assets as a result of the adoption of SFAS No. 142.

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2004	2003
Core deposit intangibles
Gross carrying amount	$2,186	$5,585
Less: accumulated amortization	1,329	4,497
Net carrying amount	857	1,088

Identified intangible assets
Gross carrying amount	857	1,031
Less: accumulated amortization	218	339
Net carrying amount	639	692

Intangibles that will not amortize	517	551

Total intangibles with definite useful lives
Gross carrying amount	3,560	7,167
Less: accumulated amortization	1,547	4,836
Net carrying amount	$2,013	$2,331

Amortization expense on intangible assets with definite useful lives totaled $0.3 million for 2004, $0.6 million for 2003 and $0.8 million for 2002. Amortization expense on intangible assets with definite useful lives is expected to total $0.3 million for 2005, 2006, 2007, 2008 and $0.1 million for 2009.

(9) DEPOSITS

The following table sets forth the maturity distribution of time deposits at December 31, 2004 (in thousands):

Time deposits
Within one year	$688,202
After one but within two years	212,107
After two but within three years	168,331
After three but within four years	30,761
After four but within five years	10,936
After five years	7,722
Total	$1,118,059

Time deposits of $100,000 or more aggregated $477.8 million and $353.8 million at year end 2004 and 2003, respectively.

(10) SHORT-TERM BORROWINGS

Short-term borrowings total $338.8 million and $302.9 million at December 31, 2004 and 2003, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank (FHLB) advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB available for short-term financing and access to brokered deposits of approximately $545 million and $559 million at December 31, 2004 and 2003, respectively.

Included in the information provided above, the Company has two lines of credit available with the FHLB, which are automatically renewed on July 30th of each year. The first is an overnight line of credit for approximately $100 million with interest based on existing market conditions. The second is a one-month overnight repricing line of credit for approximately $50 million with interest based on existing market conditions. As of December 31, 2004, there was $90 million (included in federal funds purchased) outstanding on these lines of credit. Borrowings on these lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows:

(In thousands)	2004	2003	2002
Federal funds purchased
Balance at year-end	$65,000	$59,000	$53,500
Average during the year	62,436	55,797	17,404
Maximum month end balance	106,000	89,000	53,500
Weighted average rate during the year	1.48%	1.22%	1.83%
Weighted average rate at December 31	2.36%	1.14%	1.35%

Securities sold under repurchase agreements
Balance at year-end	$73,573	$68,681	$51,851
Average during the year	76,120	68,044	63,470
Maximum month end balance	93,000	101,192	69,477
Weighted average rate during the year	0.93%	1.02%	1.43%
Weighted average rate at December 31	0.92%	0.92%	1.16%

Other short-term borrowings
Balance at year-end	$200,250	$175,250	$250
Average during the year	163,720	66,491	6,165
Maximum month end balance	200,250	175,250	25,787
Weighted average rate during the year	1.49%	1.20%	1.75%
Weighted average rate at December 31	2.41%	1.20%	1.10%

(11) LONG-TERM DEBT

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans. A summary as of December 31, 2004 is as follows:

	As of December 31, 2004
Maturity	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate
2005	$65,000	4.17%	$25,000	4.40%
2006	25,000	4.45%	-
2007	65,000	2.84%	25,000	3.02%
2008	90,354	3.80%	35,000	5.29%
2009	75,000	5.25%	75,000	5.25%
2010	25,000	3.07%	25,000	3.07%
2013	25,000	3.21%	25,000	3.21%
2014	20,000	3.39%	20,000	3.39%
2025	4,169	2.75%	-
	$394,523		$230,000

(12) CNBF Capital Trust I

The Company has issued a total of $18.7 million of junior subordinated deferrable interest debentures to one wholly owned Delaware statutory business trusts, CNBF Capital Trust I (“Trust I”) . The trust is considered a variable interest entity for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s consolidated financial statements. See Note 1 — Summary of Significant Accounting Policies for additional information about the Company’s consolidation policy. Details of the Company’s transactions with these trusts are presented below.

In June 1999, Trust I issued $18 million of floating rate (three-month LIBOR plus 275 basis points) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on August 31, 2029 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Company at any time after September 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year.

The Company has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each deferral period in the case of the debentures issued to Trust I. Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures or the Company has elected to defer interest on the debentures, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.

Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Company on a limited basis. The Company also entered into an agreement as to expenses and liabilities with Trust I pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of each trust other than those arising under the trust preferred securities. The obligations of the Company under the junior subordinated debentures, the related indentures, the trust agreements establishing the trusts, the guarantees and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities.

Despite the fact that the accounts of Trust I are not included in the Company’s consolidated financial statements, the $17 million (NBT Bank, NA owns $1.0 million of Trust I securities) in trust preferred securities issued by the trusts are included in the Tier 1 capital of the Company for regulatory capital purposes as allowed by the Federal Reserve Board. In May 2004, the Federal Reserve Board proposed a rule that would continue to allow the inclusion of trust preferred securities issued by unconsolidated subsidiary trusts in Tier 1 capital, but with stricter quantitative limits. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of Tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in Tier 2 capital, subject to restrictions. Based on the proposed rule, the Company expects to include all of its $17 million in trust preferred securities in Tier 1 capital. However, the provisions of the final rule could significantly differ from those proposed and there can be no assurance that the Federal Reserve Board will not further limit the amount of trust preferred securities permitted to be included in Tier 1 capital for regulatory capital purposes. The trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

(13) INCOME TAXES

The significant components of income tax expense attributable to operations are:

	Years ended December 31,
	2004	2003	2002
Current
Federal	$13,853	$12,723	$12,569
State	482	2,390	590
	14,335	15,113	13,159

Deferred
Federal	6,351	7,980	7,048
State	1,251	(1,623)	1,607
	7,602	6,357	8,655
Total income tax expense	$21,937	$21,470	$21,814

Not included in the above table is income tax expense (benefit) of approximately ($3.3 million), ($6.9 million), and $8.1 million for 2004, 2003, and 2002, respectively, relating to unrealized gain (loss) on available for sale securities, tax benefits recognized with respect to stock options exercised, and tax benefit related to minimum pension liability, which were recorded directly in stockholders’ equity.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2004	2003
Deferred tax assets
Allowance for loan and lease losses	$17,032	$16,251
Deferred compensation	4,878	4,744
Postretirement benefit obligation	1,743	1,793
Writedowns on corporate debt securities	2,261	2,341
Accrued liabilities	844	958
New York State tax credit and net operating loss carryforward	975	1,866
Other	557	797
Total deferred tax assets	28,290	28,750
Deferred tax liabilities
Pension and executive retirement	6,627	6,503
Premises and equipment, primarily due to accelerated depreciation	3,610	3,343
Equipment leasing	21,715	15,365
Deferred loan costs	338	656
Intangible amortization	1,996	995
Other	386	668
Total deferred tax liabilities	34,672	27,530
Net deferred tax (liability) asset at year-end	(6,382)	1,220
Net deferred tax asset at beginning of year	1,220	7,577
Decrease in net deferred tax asset	$(7,602)	$(6,357)

The above table does not include the recorded deferred tax liability of $3.5 million as of December 31, 2004 and $5.4 million as of December 31, 2003 related to the net unrealized holding gain/loss in the available-for-sale securities portfolio. The table also excludes a deferred tax asset of $0.2 million as of December 31, 2004 and $0.1 million as of December 31, 2003, related to the minimum SERP liability. The changes in these deferred assets and liabilities are recorded directly in stockholders’ equity.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2004 and 2003.

At December 31, 2004, the Company has a New York State tax credit carryforward of $1.5 million which may be carried forward indefinitely.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

	Years ended December 31
(In thousands)	2004	2003	2002
Federal income tax at statutory rate	$25,193	$24,001	$23,384
Tax exempt income	(2,427)	(2,545)	(2,493)
Nondeductible expenses	812	205	122
Nontaxable income	(490)	-	-
Net increase in CSV of life insurance	(756)	(513)	(153)
Dividend received deduction	(232)	(219)	(177)
State taxes, net of federal tax benefit	1,125	501	1,428
Other, net	(1,288)	40	(297)
Income tax expense	$21,937	$21,470	$21,814

(14) STOCKHOLDERS’ EQUITY

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At December 31, 2004, approximately $56.3 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

In October 2004, the Company adopted a Stockholder Rights Plan (Plan) designed to ensure that any potential acquirer of the Company negotiate with the board of directors and that all Company stockholders are treated equitably in the event of a takeover attempt. At that time, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar rights are attached to each share of the Company’s common stock issued after November 16, 2004. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock, begins a tender or exchange offer for 15% or more of the Company’s outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company’s common stock and, therefore, the Rights will be transferred upon the transfer of shares of the Company’s common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value, and $0.01 stated value per share of the Company at a price of $70.

The Plan also provides that upon the occurrence of certain specified events, the holders of Rights will be entitled to acquire additional equity interests, in the Company or in the acquiring entity, such interests having a market value of two times the Right’s exercise price of $70. The Rights, which expire October 24, 2014, are redeemable in whole, but not in part, at the Company’s option prior to the time they are exercisable, for a price of $0.01 per Right.

(15) REGULATORY CAPITAL REQUIREMENTS

Bancorp and NBT Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NBT Bank must meet specific capital guidelines that involve quantitative measures of NBT Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and NBT Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2004 and 2003, the Company and NBT Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. As of December 31, 2004, the most recent notification from NBT Bank’s regulators categorized NBT Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized NBT Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 capital to average asset ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NBT Bank’s category.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory ratio requirements
	Mimimum			For classification
(Dollars in thousands)	Amount	Ratio	capital adequacy	as well capitalized
As of December 31, 2004
Total capital (to risk weighted assets):
Company combined	$332,233	11.04%	8.00%	10.00%
NBT Bank	317,835	10.65%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company combined	296,631	9.78%	4.00%	6.00%
NBT Bank	280,446	9.40%	4.00%	6.00%
Tier I Capital (to average assets)
Company combined	296,631	7.13%	4.00%	5.00%
NBT Bank	280,446	6.83%	4.00%	5.00%

As of December 31, 2003
Total capital (to risk weighted assets)
Company combined	$303,117	11.21%	8.00%	10.00%
NBT Bank	291,226	10.85%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company combined	269,222	9.96%	4.00%	6.00%
NBT Bank	257,303	9.59%	4.00%	6.00%
Tier I Capital (to average assets)
Company combined	269,222	6.76%	4.00%	5.00%
NBT Bank	257,303	6.50%	4.00%	5.00%

(16) EMPLOYEE BENEFIT PLANS

PENSION PLAN

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at December 31, 2004. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

The net periodic pension expense and the funded status of the plan are as follows:

	Years ended December 31,
(In thousands)	2004	2003	2002
Components of net periodic benefit cost
Service cost	$1,655	$1,347	$1,484
Interest cost	2,154	2,028	2,041
Expected return on plan assets	(3,740)	(3,175)	(2,549)
Amortization of initial unrecognized asset	(192)	(192)	(192)
Amortization of prior service cost	186	153	160
Amortization of unrecognized net gain	447	295	-
Net periodic pension cost	510	456	944
Change in projected benefit obligation
Benefit obligation at beginning of year	(36,791)	(31,942)	(31,846)
Service cost	(1,655)	(1,347)	(1,484)
Interest cost	(2,154)	(2,028)	(2,041)
Actuarial loss	(952)	(3,512)	(1,238)
Benefits paid	2,481	2,412	3,348
Prior service cost	(1,206)	(374)	1,319
Projected benefit obligation at end of year	(40,277)	(36,791)	(31,942)
Change in plan assets
Fair value of plan assets at beginning of year	43,905	32,602	29,548
Actual return on plan assets	2,195	5,216	(1,598)
Employer contributions	881	8,500	8,000
Benefits paid	(2,481)	(2,412)	(3,348)
Fair value of plan assets at end of year	44,500	43,906	32,602
Plan assets in excess of projected benefit obligation	4,223	7,115	660
Unrecognized portion of net asset at transition	(789)	(981)	(1,172)
Unrecognized net actuarial loss	11,524	9,475	8,298
Unrecognized prior service cost	2,768	1,748	1,527
Prepaid pension cost	17,726	17,357	9,313
Accumulated benefit obligation	$(38,962)	$(35,381)	$(31,022)
Weighted average assumptions as of December 31
Discount rate	5.75%	6.00%	6.50%
Expected long-term return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	3.75%	3.75%	4.00%

The following assumptions were used to determine net periodic pension cost:
Discount rate	6.00%	6.50%	7.00%
Expected long-term return on plan assets	8.75%	8.75%	9.00%
Rate of compensation increase	3.75%	4.00%	4.00%

The following is a summary of the plan’s weighted average asset allocation at December 31, 2004:

(In thousands)	Actual Allocation	Percentage Allocation
Cash and Cash Equivalents	$2,606	5.90%
US Government Bonds	9,023	20.30%
Corporate Bonds	4,827	10.80%
Foreign Bonds	247	0.50%
Common Stock	25,924	58.30%
Preferred Stock	1,087	2.40%
Foreign Equity	786	1.80%
Total	$44,500	100.00%

PLAN INVESTMENT POLICY AS OF DECEMBER 31, 2004:

The Company’s key investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions, at the appropriate levels of risk; to meet statutory requirements and regulatory agencies’ requirements; and to satisfy applicable accounting standards. The Company periodically evaluates the asset allocations, funded status, rate of return assumption and contribution strategy for satisfaction of our investment objectives. Generally, the investment manager allocates investments as follows: of 20-40% of the total portfolio in fixed income, 40-80% in equities, and 0-20% in cash. Only high-quality bonds should be included in the portfolio. All issues that are rated lower than A by Standard and Poor’s should be excluded. Equity securities at December 31, 2004 and 2003 do not include any NBT Bancorp Inc. common stock.

The following table sets forth estimated future benefit payments (in thousands):

Estimated future benefit payments
	Year	Estimated future payment
	2005	$381
	2006	371
	2007	362
	2008	358
	2009	360
	2010 - 2014	1,705

DETERMINATION OF ASSUMED RATE OF RETURN

The Company has selected the assumed rate of return of 8.75% based on the following information set forth below as well as actual returns from the last three years which were lower than the assumed rate of return in aggregate for the three-year period:

	Percentage Allocation	Comparable Market Index	Expected 10-Year Return Average	Expected Weighted Return
Cash and Cash Equivalents	5.90%	Citigroup Treasury Bill - 3 Month Index	3.99%	0.24%
US Government Bonds	20.30%	Lehman Bros. Inter. Term Govt Index	6.26%	1.27%
Corporate Bonds	10.80%	AAA Corporate Bonds	6.83%	0.74%
Foreign Bonds	0.50%	Lehman Bros. Aggregate Bond Index	7.72%	0.04%
Common Stock	58.30%	S&P 500	12.07%	7.04%
Preferred Stock	2.40%	S&P 500	12.07%	0.29%
Foreign Equity	1.80%	MSCI World Index	8.07%	0.15%
Expected Average Return:				9.77%

In addition, the Plan's assets have had an average annual return of 9.59% during the last ten fiscal years.
The Company is not required to make contributions to the plan in 2005.

In addition to the Company’s noncontributory defined benefit retirement and pension plan, the Company provides a supplemental employee retirement plans to certain current and former executives. The amount of the liabilities recognized in the Company’s consolidated balance sheets associated with these plans was $9.2 million and $8.5 million at December 31, 2004 and 2003, respectively. The charges to expense with respect to these plans amounted to $1.3 million, $1.0 million, and $1.0 million for the years ended December 31, 2004, 2003, and 2002, respectively. The discount rate used in determining the actuarial present values of the projected benefit obligations was 5.75%, 6.00%, and 6.50%, at December 31, 2004, 2003, and 2002, respectively.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides certain health care benefits for retired employees. Benefits are accrued over the employees’ active service period. Only employees that were employed by NBT Bank on or before January 1, 2000 are eligible to receive postretirement health care benefits. The plan is contributory for participating retirees, requiring participants to absorb certain deductibles and coinsurance amounts with contributions adjusted annually to reflect cost sharing provisions and benefit limitations called for in the plan. Employees become eligible for these benefits if they reach normal retirement age while working for the Company. The Company funds the cost of postretirement health care as benefits are paid. The Company elected to recognize the transition obligation on a delayed basis over twenty years.

	Years ended December 31,
(In thousands)	2004	2003	2002
Components of net periodic benefit cost
Service cost	$35	$131	$221
Interest cost	277	365	454
Amortization of transition obligation	39	39	39
Amortization of losses	186	161	141
Amortization of unrecognized prior service cost	(265)	(159)	(27)
Net periodic postretirement benefit cost	272	537	828
Change in accumulated benefit obligation
Benefit obligation at beginning of the year	4,777	7,516	5,399
Service cost	35	131	221
Interest cost	277	365	454
Plan participants’ contributions	272	-	-
Actuarial loss	152	117	1,976
Amendments	-	(3,045)	(168)
Benefits paid	(672)	(304)	(366)
Accumulated benefit obligation at end of year	4,841	4,780	7,516
Components of accrued benefit cost
Accumulated benefit obligation at end of year	(4,841)	(4,780)	(7,516)
Unrecognized transition obligation	23	62	101
Unrecognized prior service cost	(2,953)	(3,219)	(333)
Unrecognized actuarial net loss	3,831	3,866	3,912
Accrued benefit cost	$(3,940)	$(4,071)	$(3,836)
Weighted average discount rate	5.75%	6.00%	6.50%

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2004 were assumed to be 7.5 and 10.0 percent, respectively. The rates were assumed to decrease gradually to 5.0 percent for fiscal year 2010 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2004:

(In thousands)	1-Percentage point increase	1-Percentage point decrease
Increase (decrease) on total service and interest cost components	$39	$(34)
Increase (decrease) on postretirement accumulated benefit obligation	541	(486)

EMPLOYEE 401(K) AND EMPLOYEE STOCK OWNERSHIP PLANS

At December 31, 2004, the Company maintains a 401(k) and employee stock ownership plan (the Plan). The Company contributes to the Plan based on employees’ contributions out of their annual salary. In addition, the Company may also make discretionary contributions to the Plan based on profitability. Participation in the plan is contingent upon certain age and service requirements. The recorded expenses associated with this plan was $1.4 million in 2004, $1.5 million in 2003, and $1.3 million in 2002.

STOCK OPTION PLANS

The following is a summary of changes in options outstanding:

	Number of options	Weighted average of exercise price of options under the plans
Balance at December 31, 2001	1,905,875	$14.61
Granted	497,670	14.40
Exercised	(170,661)	9.69
Lapsed	(40,661)	14.09
Balance at December 31, 2002	2,192,223	14.96
Granted	398,888	17.72
Exercised	(489,253)	12.42
Lapsed	(37,284)	14.89
Balance at December 31, 2003	2,064,574	16.09
Granted	381,109	22.19
Exercised	(448,669)	15.26
Lapsed	(22,975)	18.53
Balance at December 31, 2004	1,974,039	$17.43

The following table summarizes information concerning stock options outstanding at December 31, 2004:

	Options outstanding				Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (in years	)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$9.01 - $13.00	107,257	4.27		$10.59	107,250	$10.59
$13.01 - $17.00	803,186	6.36		15.13	567,382	15.22
$17.01 - $21.00	688,761	5.98		18.59	448,153	19.01
$21.01 - $25.00	374,835	9.1		22.19	554	22.08
$9.01 - $25.00	1,974,039	6.63		$17.43	1,123,339	$16.29

(17) COMMITMENTS AND CONTINGENT LIABILITIES

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets. The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2004, approximately 64% of the Company’s loans are secured by real estate located in central and northern New York and northeastern Pennsylvania. Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas.

The Company is a party to certain financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit, and as certain mortgage loans sold to investors with recourse. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit, and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit standards in making commitments and conditional obligations as it does for on balance sheet instruments.

The total amount of loans serviced by the Company for unrelated third parties was approximately $70.8 million and $66.4 million at December 31, 2004 and 2003, respectively.

	At December 31,
(In thousands)	2004	2003
Unused lines of credit	$228,789	$74,646
Commitments to extend credits, primarily variable rate	278,610	398,360
Standby letters of credit	31,616	17,052
Loans sold with recourse	5,594	10,824

In the normal course of business there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the consolidated balance sheets or results of operations of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” FIN No. 45 requires certain new disclosures and potential liability-recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of the Company’s stand-by letters of credit at December 31, 2004 and 2003 was not significant.

(18) PARENT COMPANY FINANCIAL INFORMATION

Condensed Balance Sheets

	December 31,
(In thousands)	2004	2003
Assets
Cash and cash equivalents	$5,949	$6,117
Securities available for sale, at estimated fair value	8,363	7,601
Investment in subsidiaries, on equity basis	334,423	315,842
Other assets	23,205	18,384
Total assets	$371,940	$347,944
Liabilities and Stockholders’ Equity
Total liabilities	$39,707	$37,910
Stockholders’ equity	332,233	310,034
Total liabilities and stockholders’ equity	$371,940	$347,944

Condensed Income Statements

	Years ended December 31,
(In thousands)	2004	2003	2002
Gain on sale of building	$-	$-	$220
Dividends from subsidiaries	29,732	28,715	32,803
Management fee from subsidiaries	47,872	44,736	43,377
Interest and other dividend income	258	206	540
Net gain on sale of securities available for sale	4	-	341
	77,866	73,657	77,281
Operating expense	50,442	45,692	44,513
Income before income tax (benefit) expense and equity in undistributed income of subsidiaries	27,424	27,965	32,768
Income tax (benefit) expense	(993)	272	22
Equity in undistributed income of subsidiaries	21,630	19,411	12,253
Net income	$50,047	$47,104	$44,999

Condensed Statement of Cash Flows

	Years ended December 31,
(In thousands)	2004	2003	2002
Operating activities
Net income	$50,047	$47,104	$44,999
Adjustments to reconcile net income to net cash provided by operating activities
Net gains on sale of securities available for sale	8	-	(341)
Tax benefit from exercise of stock options	1,336	1,294	199
Distributions in excess of equity in undistributed income of subsidiaries	(21,630)	(19,411)	(12,253)
Other, net	(2,061)	(4,008)	3,257
Net cash provided by operating activities	27,700	24,979	35,861
Investing activities
Proceeds from sales of securities available for sale	1,000	-	732
Purchases of securities available for sale	-	-	-
Purchases of premises and equipment	(2,342)	(1,534)	(1,582)
Net cash used in investing activities	(1,342)	(1,534)	(850)
Financing activities
Proceeds from the issuance of shares to employee benefit plans and other stock plans	6,964	6,381	1,384
Payment on long-term debt	(90)	(85)	(80)
Purchase of treasury shares	(9,149)	(6,489)	(10,803)
Cash dividends and payment for fractional shares	(24,251)	(22,173)	(22,445)
Net cash used in financing activities	(26,526)	(22,366)	(31,944)
Net (decrease) increase in cash and cash equivalents	(168)	1,079	3,067
Cash and cash equivalents at beginning of year	6,117	5,038	1,971
Cash and cash equivalents at end of year	$5,949	$6,117	$5,038

(19) FAIR VALUES OF FINANCIAL INSTRUMENTS

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

TRUST PREFERRED DEBENTURES

Given the variable rate nature of this financial instrument, the carrying value approximates fair value.

Estimated fair values of financial instruments at December 31 are as follows:

	2004		2003
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$106,723	$106,723	$128,092	$128,092
Securities available for sale	952,542	952,542	980,961	980,961
Securities held to maturity	81,782	82,712	97,204	98,576
Loans (1)	2,869,921	2,835,643	2,639,976	2,626,166
Less allowance for loan losses	44,932	-	42,651	-
Net loans	2,824,989	2,835,643	2,597,325	2,626,166
Accrued interest receivable	15,652	15,652	15,690	15,690
Financial liabilities
Deposits
Interest bearing
Savings, NOW, and money market	$1,435,561	$1,435,561	$1,401,825	$1,401,825
Time deposits	1,118,059	1,115,118	1,099,223	1,105,461
Noninterest bearing	520,218	520,218	500,303	500,303
Short-term borrowings	338,823	338,823	302,931	302,931
Long-term debt	394,523	421,113	369,700	395,122
Accrued interest payable	6,384	6,384	6,873	6,873
Trust preferred debentures	18,720	18,720	17,000	17,000

1. Lease receivables, although excluded from the scope of SFAS No. 107, are included in the estimated fair value amounts at their carrying amounts.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust and investment management operation that contributes net fee income annually. The trust and investment management operation is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities include the benefits resulting from the low-cost funding of deposit liabilities as compared to the cost of borrowing funds in the market, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimate of fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Controls Over Financial Reporting

The management of NBT Bancorp Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that NBT Bancorp Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that NBT Bancorp Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
Albany, New York
March 11, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information related to the directors and executive officers of the Company. Except as otherwise stated, the principal occupation indicated has been the person’s principal occupation for at least the last five years.

Directors	Age at 12/31/04	Occupation/Directorships
Richard Chojnowski	62	Electrical contractor (sole proprietorship) Directorships: Pennstar Bank since 1994
Patricia T. Civil	55	Retired Managing Partner, PricewaterhouseCoopers LLP Directorships: Rosamond Gifford Charitable Foundation Visiting Nurses Association of Central New York NBT Bank since 2003
Dr. Peter B. Gregory	69	Partner, Gatehouse Antiques Directorships: NBT Bank since 1978
William C. Gumble	67	Retired attorney-at-law; County Solicitor and District Attorney of Pike County, PA Directorships: Pennstar Bank since 1985
Paul D. Horger	67	Partner, Oliver, Price & Rhodes, attorneys Directorships: Pennstar Bank since 1997
Michael H. Hutcherson	42	President, The Colonial Agency LLC, (insurance services) Directorships: NBT Bank since 2002
Janet H. Ingraham	67	Professional Volunteer Directorships: Chase Memorial Nursing Home Corp. Chenango Memorial Hospital Board of Trustees NBT Bank since 1996
Andrew S. Kowalczyk, Jr.	69	Partner, Kowalczyk, Tolles & Deery, LLP, attorneys Directorships: Trenton Technology Inc. NBT Bank since 1994
John C. Mitchell	54	President and CEO of I.L. Richer Co. (agri. business) Directorships: Preferred Mutual Insurance Company New York Agricultural Development Corp. NBT Bank since 1993
Michael M. Murphy	43	President & Owner, Red Line Towing Inc. Directorships: Pennstar Bank since 1999
Joseph G. Nasser	47	Accountant, Nasser & Co. Directorships: Pennstar Bank since 1999
William L. Owens	55	Partner, Harris Beach LLP, attorneys Directorships: Champlain Enterprises, Inc. Mediquest, Inc. Community Providers, Inc. NBT Bank since 1995
Van Ness D. Robinson	69	Chairman/Secretary - New York Central Mutual Fire Insurance Co. (NYCM) Directorships: NYCM Basset Healthcare Bruce Hall Corporation NBT Bank since 1997
Joseph A. Santangelo	52	President and CEO - Arkell Hall Foundation Inc. Directorships: NBT Bank since 1991

Executive Officers	Age at 12/31/04	Occupation/Directorships
Daryl R. Forsythe	61

   Chairman and CEO of NBT since January 2004
   Chairman of NBT Bank since January 2004;
   Chairman, President and CEO of NBT from April 2001 to December 2003; Chairman and CEO of NBT Bank from
   September 1999 to December 2003; President and CEO of NBT and NBT Bank from January 1995 to April 2001 / September 1999

  Directorships:               Security Mutual Life Ins. Co. of NY
              New York Bankers Association
              Blue Cross / Blue Shield Southern Tier
              Advisory Board
              NBT Bank since 1988

Martin A. Dietrich	49

  President of NBT since January 2004;
  President and CEO of NBT Bank since January 2004; President and Chief Operating Officer of NBT Bank from
  September 1999 to December 2003

  Directorships:         Preferred Mutual Insurance Company
         Chenango Memorial Hospital Board of Trustees
            United Health Services
                                    Pennstar Bank Since 2004
            NBT Bank since 2001

Michael J. Chewens	43	Senior Executive Vice President, Chief Financial Officer of NBT and NBT Bank since January 2002; EVP of same 1999-2001; Secretary of NBT and NBT Bank since December 2000
David E. Raven	42	President and Chief Operating Officer of Pennstar Bank Division since August 2000; Senior Vice President of Sales and Administration, September 1999 - August 2000

The remaining information required is incorporated herein by reference from the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 3, 2005 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2004 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required is incorporated herein by reference from the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2004, the following table summarizes the Company’s equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options	B. Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A.
Equity compensation plans approved by stockholders	1,974,039	$17.43	2,592,987
Equity compensation plans not approved by stockholders	None	None	None

The remaining information required is incorporated herein by reference from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated herein by reference from the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is incorporated herein by reference from the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements are included in Part II,

Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Income for each of the three years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2004, 2003 and 2002.

Notes to the Consolidated Financial Statements.

(a)(2) There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

(a)(3) See (c) below for all exhibits filed herewith and the Exhibit Index.

(b) Reports on Form 8-K.

Current Report on Form 8-K filed on October 26, 2004

Current Report on Form 8-K filed on November 18, 2004

Current Report on Form 8-K filed on December 3, 2004

3.1
Certificate of Incorporation of NBT Bancorp Inc. as amended through July 23, 2001 (filed as Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

3.2	By-laws of NBT Bancorp Inc. as amended and restated through July
23, 2001 (filed as Exhibit 3.2 to Registrant’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

3.3
Rights Agreement, dated as of November 15, 2004, between NBT Bancorp Inc. and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.1 to Registrant’s Form 8-K, file number 0-14703, filed on November 18, 2004, and incorporated by reference herein).

10.1
NBT Bancorp Inc. 401(K) and Employee Stock Ownership Plan made as of January 1, 2001 (filed as Exhibit 10.1 to Registrant’s Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated by reference herein).

10.2
First Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective July 2, 2001. (filed as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

10.3
Second Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective July 2, 2001. (filed as Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

10.4
Third Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective January 1, 2002. (filed as Exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

10.5
Fourth Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective January 1, 2002. (filed as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

10.6	Fifth Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective January 1, 2002. (filed as Exhibit 10.6 to Registrant’s Form 10-K for the yea erein by reference).
10.7
Sixth Amendment r ended December 31, 2001, filed on March 29, 2002 and incorporated h to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective January 1, 2002 (filed as Exhibit 10.7 to Registrant’s Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 and incorporated herein by reference).

10.8
Seventh Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock Ownership Plan effective January 1, 2004 (filed as Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 and incorporated herein by reference).

10.9
NBT Bancorp Inc. Defined Benefit Pension Plan, Amended and Restated Effective as of January 1, 2000 (filed as Exhibit 10.2 to Registrant’s Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated by reference herein).

10.10
Amendment Number One to NBT Bancorp Inc. Defined Benefit Pension Plan effective December 31, 2001. (filed as Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

10.11
Amendment Number Two to NBT Bancorp Inc. Defined Benefit Pension Plan effective January 1, 2002 (filed as Exhibit 10.9 to Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 and incorporated herein by reference).

10.12
Amendment Number Three to NBT Bancorp Inc. Defined Benefit Pension Plan effective January 1, 2002 (filed as Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2002, filed on March 28, 2003 and incorporated herein by reference).

10.13
Amendment Number Four to NBT Bancorp Inc. Defined Benefit Pension Plan effective January 1, 2004 (filed as Exhibit 10.13 to Registrant’s Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 and incorporated herein by reference).

10.14	NBT Bancorp Inc. 1993 Stock Option Plan (filed as Exhibit 99.1 to Registrant’s Form S-8 Registration Statement, file number 333-71830 filed on October 18, 2001 and incorporated by reference herein).
10.15
NBT Bancorp Inc. Non-Employee Director, Divisional Director and Subsidiary Director Stock Option Plan (filed as Exhibit 99.1 to Registrant’s Form S-8 Registration Statement, file number 333-73038 filed on November 9, 2001 and incorporated by reference herein).

10.16	NBT Bancorp Inc. Employee Stock Purchase Plan. (filed as Exhibit 10.11 to Registrant’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

10.17
NBT Bancorp Inc. Non-employee Directors Restricted and Deferred Stock Plan (filed as Appendix A of Registrant’s Definitive Proxy Statement on Form 14A filed on April 4, 2003, and incorporated by reference herein).

10.18	NBT Bancorp Inc. Performance Share Plan (filed as Appendix B of Registrant’s Definitive Proxy Statement on Form 14A filed on April 4, 2003, and incorporated by reference herein).
10.19 NBT Bancorp Inc. 2005 Executive Incentive Compensation Plan.
10.20
Change in control agreement with Daryl R. Forsythe made as of February 21, 1995 and revised on July 23, 2001 (filed as Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

10.21
Form of Employment Agreement between NBT Bancorp Inc. and Daryl R. Forsythe made as of August 2, 2003. (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2003, filed on November 13, 2003 and incorporated herein by reference).

        10.22  Supplemental Retirement Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe as Amended and Restated Effective January 28, 2002. (filed as Exhibit 10.16 to Registrant’s Form
                    10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).
10.23
Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995 (filed as Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference).

10.24
Amendment dated January 28, 2002 to Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995. (filed as Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

10.25
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made January 25, 2002 (filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 and incorporated herein by reference).

10.26
Wage Continuation Plan between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made as of August 1, 1995 (filed as Exhibit 10.9 to Registrant’s Form 10-K for the year ended December 31, 2000, filed on March 29, 2001 and incorporated herein by reference).

10.27	Agreement for Deferral of Receipt of Compensation made and entered into January 1, 1996 between NBT Bank, N.A. and Daryl R. Forsythe.
10.28
Form of Employment Agreement between NBT Bancorp Inc. and Martin A. Dietrich made as of January 1, 2000 and revised on January 1, 2002 and again on August 2, 2003. (filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2003, filed on November 13, 2003 and incorporated herein by reference).

10.29
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich made as of July 23, 2001(filed as Exhibit 10.13 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

10.30
Change in control agreement with Martin A. Dietrich dated January 2, 1997 and revised on July 23, 2001 (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

10.31
Form of Employment Agreement between NBT Bancorp Inc. and Michael J. Chewens made as of January 1, 2002. (filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

10.32
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Michael J. Chewens made as of July 23, 2001 (filed as Exhibit 10.12 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).

10.33
Change in control agreement with Michael J. Chewens dated January 1, 1998 and revised on July 23, 2001 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

10.34
Form of Employment Agreement between NBT Bancorp Inc. and David E. Raven made as of January 1, 2002. (filed as Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

10.35
Change in control agreement with David E. Raven dated January 1, 1998 and revised on July 23, 2001 (filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).

10.36
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and David E. Raven made as of January 1, 2004. (filed as Exhibit 10.35 to Registrant’s Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 and incorporated herein by reference).

10.37	Schedule of Directors Compensation.

21 A list of the subsidiaries of the Registrant.

23. Consent of KPMG LLP.

31.1	Certification by the Chief Executive Officer pursuant to Rules
13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules
13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.

32.1 Certification by the Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, NBT Bancorp Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBT BANCORP INC. (Registrant)

March 9, 2005

/S/ Daryl R. Forsythe

Daryl R. Forsythe
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Daryl R. Forsythe
Daryl R. Forsythe
Chairman and Chief Executive Officer
Date: March 9, 2005

/S/ John C. Mitchell

John C. Mitchell, Director

Date: March 9, 2005

/S/ Joseph G. Nasser

Joseph G. Nasser, Director

Date: March 9, 2005

/S/ Peter B. Gregory

Peter B. Gregory, Director

Date: March 9, 2005

/S/ William C. Gumble

William C. Gumble, Director

Date: March 9, 2005

/S/ Michael Hutcherson

Michael Hutcherson, Director

Date: March 9, 2005

/S/ Richard Chojnowski

Richard Chojnowski, Director

Date: March 9, 2005

/S/ Michael Murphy

Michael Murphy, Director

Date: March 9, 2005

/S/ Michael J. Chewens

Michael J. Chewens

                         Chief Financial Officer
        (Principal Financial Officer)
Date: March 9, 2005

/S/ William L. Owens

William L. Owens, Director

Date: March 9, 2005

/S/ Van Ness D. Robinson

Van Ness D. Robinson, Director

Date: March 9, 2005

/S/ Joseph A. Santangelo

Joseph A. Santangelo, Director

Date: March 9, 2005

/S/ Paul O. Stillman

Paul O. Stillman, Director

Date: March 9, 2005

/S/ Janet H. Ingraham

Janet H. Ingraham, Director

Date: March 9, 2005

/S/ Paul Horger

Paul Horger, Director

Date: March 9, 2005

/S/ Andrew S. Kowalczyk, Jr

Andrew S. Kowalczyk, Jr., Director

Date: March 9, 2005

/S/ Patricia T. Civil

Patricia T. Civil, Director

Date: March 9, 2005

EXHIBIT 21

List of Subsidiaries of the Registrant

SUBSIDIARIES OF THE REGISTRANT

NBT BANCORP INC. has the following subsidiaries, which are wholly owned:

NBT Bank, National Association
52 South Broad Street
Norwich, New York 13815
Telephone: (607) 337-2265
E.I.N. 15-0395735

NBT Financial Services, Inc.
52 South Broad Street
Norwich, New York 13815
Telephone: (607) 337-2265
E.I.N. 16-1576562

EXHIBIT 23

Consent of Independent Registered Public Accounting Firm

The Board of Directors
NBT Bancorp Inc.:

We consent to incorporation by reference in the registration statements on Form S-3 (File No. 33-12247) and Forms S-8 (File Nos. 333-71830, 333-73038, 333-66472, 333-97995, 333-72772, 333-107479 and 333-107480) of NBT Bancorp Inc. of our reports dated March 11, 2005, with respect to the consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2004 and 2003, the related consolidated statements of income, stockholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2004, management’s assessment of the effectiveness of internal controls over financial reporting as of December 31, 2004 and the effectiveness of internal control over financial reporting as of December 31, 2004, which reports appear in the December 31, 2004 annual report on Form 10-K of NBT Bancorp Inc.

KPMG LLP
Albany, New York
March 14, 2005

Exhibit 10.19
NBT Bancorp Inc. 2005 Executive Incentive Compensation Plan

January 2005

NBT BANCORP INC. AND SUBSIDIARIES

2005 EXECUTIVE INCENTIVE COMPENSATION PLAN

NBT BANCORP INC. AND SUBSIDIARIES

2005 EXECUTIVE INCENTIVE COMPENSATION PLAN

Table of Contents

Introduction
Incentive Plan
Section I -	Definitions
Section II -	Participation
Section III -	Activating the Plan
Section IV -	Calculation of Awards
Section V -	President's Special Recommendations
Section VI -	Distribution of Awards
Section VII -	Plan Administration
Section VIII -	Amendment, Modification, Suspension or Termination
Section IX -	Effective Date
Section X -	Employer Relations with Participants
Section XI -	Governing Law
Appendix A -	Incentive Plan Participants and Distribution of Awards

NBT BANCORP INC. AND SUBSIDIARIES

Introduction

It is important to examine the benefits that accrue to the organization through the operation of the Executive Incentive Compensation Plan (EICP). The Plan impacts directly on the success of the organization and its purpose can be summarized as follows:

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

* Provides Individual Motivation: By encouraging the participant to make significant personal contribution to the corporate effort.

•	Provides Competitive Compensation Strategy: The implementation of incentive arrangements is competitive with current practice in the banking industry.

Highlights of the 2005 Executive Incentive Compensation Plan (EICP) are listed below:

1. The Plan is competitive compared with similar sized banking organizations and the banking industry in general.

2. The Compensation Committee of the Board of Directors controls all aspects of the Plan.

3. All active Executives are eligible for participation.

4. The financial criteria necessary for Plan operation consist of achieving certain levels of Earnings Per Share (EPS) for the Company and its Subsidiaries as applicable. Certain non-recurring events inclusive of changes to tax law or accounting rules may be excluded from the financials at the discretion of the CEO and the Compensation Committee.

5. Incentive distributions will be made during the first quarter of the year following the Plan Year and will be based on the matrix in Appendix A.

6.
Incentive awards will be based on attainment of corporate goals. Total incentive awards may contain Corporate, Subsidiary and Individual components. The Corporate and Subsidiary components are awarded by virtue of performance related to pre-established goals and the individual component is awarded by virtue of individual performance related to individual goals. No bonus will be paid unless the Corporation attains its pre-established goals.

NBT BANCORP INC. AND SUBSIDIARIES

The Board of Directors has established this 2005 Executive Incentive Compensation Plan. The purpose of the Plan is to meet and exceed financial goals and to promote a superior level of performance relative to the competition in our market areas. Through payment of incentive compensation beyond base salaries, the Plan provides reward for meeting and exceeding financial goals.

SECTION I - DEFINITIONS

Various terms used in the Plan are defined as follows:

Base Salary: The base salary at the end of the Plan Year, excluding any bonuses, contributions to Executive benefit programs, or other compensation not designated as salary.

Board of Directors: The Board of Directors of NBT Bancorp, Inc.

CEO: The CEO of NBT Bancorp Inc.

Corporate Goals: Those pre-established objectives and goals of NBT Bancorp Inc. which are required to activate distribution of awards under the Plan.

Divisional/Subsidiary Goals: Those pre-established objectives and goals which apply to each of the Banking Divisions of NBT Bancorp Inc. and which may activate distribution of awards under the Plan.

Individual Goals: Key objectives mutually agreed upon between participants and management.

Compensation Committee: The Compensation and Benefits Committee of the NBT Bancorp Inc. Board of Directors.

Plan Participant: An eligible Executive as designated by the CEO and approved by the Compensation Committee for participation for the Plan Year.

Plan Year: The 2005 calendar year.

SECTION II - ELIGIBILITY TO PARTICIPATE

To be eligible for an award under the Plan, a Plan participant must be an Executive in full-time service at the start and close of the calendar year and at the time of the award unless mutually agreed upon prior to the Executive leaving the company. Newly hired employees may be designated by the CEO and approved by the Compensation Committee as eligible for an award as determined by their date of hire or any relevant employment agreement. A Plan participant must be in the same or equivalent position, at year-end as they were when named a participant or have been promoted during the course of the year, to be eligible for an award. If a Plan participant voluntarily leaves the company prior to the payment of the award, he/she is not eligible to receive an award unless mutually agreed upon prior to the Executive leaving the company. However, if the active full-time service of a participant in the Plan is terminated by death, disability, retirement, or if the participant is on an approved leave of absence, an award will be recommended for such a participant based on the proportion of the Plan Year that he/she was in active service.

SECTION III - ACTIVATING THE PLAN

The operation of the Plan is predicated on attaining and exceeding management performance goals. The goals will consist of the attainment of certain Earnings Per Share (EPS) levels as applicable. Non-recurring events including changes in tax laws and accounting rules may be excluded from the financial results at the discretion of the CEO and upon approval of the Compensation Committee. The Corporation must achieve a minimum EPS set forth in Appendix A and Division Heads must achieve their respective budgets to trigger an award pursuant to the terms of this Plan.

SECTION IV - CALCULATION OF AWARDS

The Compensation Committee designates the incentive formula as shown in Appendix A. The Compensation Committee will make final decisions with respect to all incentive awards and will have final approval over all incentive awards. The individual participant data regarding maximum award and formulas used in calculation has been customized and appears as Appendix A.

SECTION V - SPECIAL RECOMMENDATIONS

The CEO will recommend to the Compensation Committee the amounts to be awarded to individual participants in the incentive Plan. The CEO may recommend a change outside the formula to a bonus award (increase or decrease) to an individual participant by a specified percentage based on assessment of special individual performance outside the individual goals or based on special circumstances that may have occurred during the plan year. The Compensation Committee may amend the CEO's bonus award. No award will be granted to an Executive whose performance is unacceptable.

SECTION VI - DISTRIBUTION OF AWARDS

Distribution of the EICP will be made during the first quarter of the year following the plan. Distribution of the award must be approved by the Compensation Committee.

In the event of death, any approved award earned under the provisions of this plan will become payable to the designated beneficiary of the participant as recorded under the Company’s group life insurance program; or in the absence of a valid designation, to the participant's estate.

SECTION VII - PLAN ADMINISTRATION

The Compensation Committee shall, with respect to the Plan have full power and authority to construe, interpret, manage, control and administer this Plan. The Committee shall decide upon cases in conformity with the objectives of the Plan under such rules as the Board of Directors may establish.

Any decision made or action taken by NBT Bancorp Inc., the Board of Directors, or the Compensation Committee arising out of, or in connection with, the administration, interpretation, and effect of the Plan shall be at their absolute discretion and will be conclusive and binding on all parties. No member of the Board of Directors, Compensation Committee, or employee shall be liable for any act or action hereunder, whether of omission or commission, by a Plan participant or employee or by any agent to whom duties in connection with the administration of the Plan have been delegated in accordance with the provision of the Plan.

SECTION VIII - AMENDMENT, MODIFICATION, SUSPENSION OR TERMINATION

NBT Bancorp Inc. reserves the right, by and through its Board of Directors to amend, modify, suspend, reinstate or terminate all or part of the Plan at any time. The Compensation Committee will give prompt written notice to each participant of any amendment, suspension or termination or any material modification of the Plan. In the event of a merger or acquisition, the Plan and related financial formulas will be reviewed and adjusted to take into account the effect of such activities.

SECTION IX - EFFECTIVE DATE OF THE PLAN

The effective date of the Plan shall be January 1, 2005.

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

Exhibit 10.27

Agreement for Deferral of Receipt of Compensation made and entered into January 1, 1996 between NBT Bank, N.A. and Daryl R. Forsythe.

NBT BANK, N.A.
AGREEMENT FOR DEFERRAL OF RECEIPT
OF COMPENSATION

THIS AGREEMENT made as of January 1, 1996 between NBT BANK N.A., a wholly - owned subsidiary of NBT Bancorp Inc., hereinafter referred to as "NBT," and Daryl R. Forsythe, an officer of NBT, hereinafter referred to as "Participant".

WHEREAS, NBT desires to continue to have the services of Participant as an officer of NBT;

NOW THEREFORE, in consideration of the promises contained herein, NBT and Participant agree as follows:

1. Eligibility.
Participation is limited to President and CEO, Daryl R. Forsythe.

2.	Compensation.
NBT shall pay to Participant an annual award in accordance with the EICP for services rendered.

3. Right to Defer Receipt.
On or before any December 31, Participant may elect by filing an Election to Defer Receipt of Compensation with the Board to have payment of all or part of the compensation to which he is entitled under Section 2 for the next twelve month period deferred in accordance with the terms of this Agreement. Such election shall be effective for the succeeding twelve month period as to the compensation earned or payable as specified in the election; provided that such election may be revoked by notice delivered in writing to the Board of Directors, as to the compensation earned after delivery of such notice. Revocation of such election shall be effective for the remainder of the twelve month period and no deferral election may again be made effective before the next January 1. If an election is not made prior to December 31, the right to make such an election for the next twelve month period shall be lost.

4. Deferred Compensation Amount.
A Rabbi Trust, hereinafter referred to as the Trust, shall be established on the books of NBT for the purpose of crediting amounts of compensation deferred in accordance with Section 3 of this Agreement, as well as dividends deferred in accordance with Section 6 of this Agreement. The obligation of NBT to pay Participant such deferred amount shall thereby be recorded, as augmented pursuant to this Agreement, at the times and in the manner set forth in this Agreement. Such amounts shall be credited on the date on which they would otherwise have been payable to Participant.

5. Restricted Stock Award.
Participant may elect to defer all or part of the compensation to which he is entitled under Section 2. In the event the Participant defers 50% or more of the award, Participant will be entitled to a restricted stock award in the amount of 25% of the deferred amount, as established in the Restricted Stock Agreement Between NBT Bank, N.A. and Daryl R. Forsythe; The restricted stock award shall be made on the date on which the deferred amount would otherwise have been payable to Participant.

6. Election to Defer Dividends on Restricted Stock.
At the election of Participant, dividends earned on restricted stock awarded under the Restricted Stock Agreement Between NBT Bank, N.A. and Daryl R. Forsythe are payable at the time of declaration or may be deferred, to be accumulated in Trust along with the deferred compensation.

7. Earnings Adjustment.
Amounts deferred and held in Trust will be invested in NBT Bancorp Inc. stock on behalf of Participant. Dividends earned on such stock will be reinvested in NBT Bancorp Inc. stock and held in Trust.

8. Time and Manner of Payment.
Payment shall be made according to the election of Participant at the time of deferral. Optional payment dates include: (1) December 31 of any plan year, or (2) upon separation from service from NBT. Notwithstanding the preceding sentence, the Board may, in its sole discretion, pay all or part of the amount credited to such account prior to such date for the purpose of enabling Participant to meet extraordinary financial needs. Participant must provide the Board with sufficient evidence of such extraordinary financial need. Such situations may include, but shall not be limited to, undue hardship resulting from accident or sickness of Participant or his dependents.

The value of Participant's account at the time of distribution will be based on the market value of NBT stock at distribution, multiplied by the number of shares held in Trust.

Payments under this Agreement shall be made in cash under one of the following options which shall be elected at the time of deferral:

(a) in a single lump sum payment; or

(b)	in installments payable annually for a period of up to ten (10) years after payments are elected to commence.

9. Payment in the Event of Death.
In the event of Participant's death before the commencement or completion of the payment of the amounts credited to the Trust, the balance of the amounts credited to such Trust shall be paid to the person or persons designated in a written beneficiary designation signed by Participant and filed with the Board. Any such beneficiary designation may be revoked or modified by Participant at any time by a new beneficiary designation (or a written and signed revocation) filed in accordance with the procedures set forth above. In the event and to the extent there is no such beneficiary designation in effect at Participant's death, such amount shall be paid to Participant's estate.

10. Amendment.
This Agreement shall be subject to the terms of the EICP except that the deferral arrangement that is the subject to this Agreement may not in any way be restricted or limited by any EICP amendment or termination approved after the date of the award without the Recipient's written consent.

11. No Property Rights Created.
The purpose of this Agreement is merely to establish an arrangement whereby Participant can defer his annual award granted under the EICP. All right, title and interest in any cash referred to in this Agreement and credited to the Trust is property of NBT. The amounts credited to the Trust represent NBT's unsecured promise to pay; Participant only possesses the rights of a general unsecured creditor with respect to amounts in the Trust.

12. Rights Not Assignable.
Except as otherwise provided in Section 9 of this Agreement (relating to designation of beneficiaries} no right, interest or benefit under this Agreement may be assigned, transferred, pledged, or hypothecated in any way by Participant. Any attempted assignment; transfer, pledge, hypothecation, or other disposition of any such rights, interests and benefits contrary to the foregoing provision shall be null and void and without effect.

13. Liquidation.
In the event of the liquidation of NBT Bancorp Inc. or NBT Bank, N.A. the transfer of all or substantially all of its assets or its merger or consolidation, NBT may make any alterations in these provisions for satisfying the obligations of NBT to make payment of the amounts credited to the Trust which are appropriate and equitable under all the circumstances and which are consistent with the spirit and purpose of these provisions.

14. Governing Laws.
Except to the extent pre-empted under federal law, the provisions of this Agreement shall be construed, administered and enforced in accordance with the domestic internal law of the State of New York.

IN WITNESS WHEREOF the parties have executed this Agreement on this 29th day of December, 1995.

NBT BANK, N.A.

By /S/ Joe C. Minor
Vice-President

And by___________________
Vice President

/S/ Daryl R. Forsythe
Daryl R. Forsythe, Participant

EXHIBIT 10.37

Description for Arrangement for Directors Fees

Description of Arrangement for Directors Fees

The following sets forth the amount of fees payable to outside directors of NBT Bancorp for their services as Directors in fiscal year 2005:

Event	Fee
Annual retainer	Cash - $5,000 Restricted Stock - $10,000
Board meeting attended	$900 per meeting
Telephonic board meeting	$900 per meeting
Committee meeting attended	Chairman $900, Member $600
Telephonic committee meeting	Chairman $900, Member $600
Deferred common stock	400 Shares
Common stock options	1,000 shares multiplied by the number of board meetings attended in the prior year and divided by the number of meetings held in the prior year.
Special meeting held with committee member representative at the request of management	$900 per meeting

EXHIBIT 31.1

CERTIFICATION - Rule 13a-14(a) Certification of Chief Executive Officer

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
4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls or procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies and material weaknesses in the design or operations of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: March 9, 2005

/S/ Daryl R. Forsythe

Daryl R. Forsythe

Chairman and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION - Rule 13a-14(a) Certification of Chief Financial Officer

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
4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls or procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies and material weaknesses in the design or operations of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date: March 9, 2005

/S/ Michael J. Chewens

    Michael J. Chewens

    Senior Executive Vice President, Chief Financial Officer and Corporate Secretary

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Executive Officer of NBT Bancorp Inc. (the “Company”), hereby certifies that to his knowledge on the date hereof:

(a) the Form 10-K of the Company for the Annual Period Ended December 31, 2004, filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ Daryl R. Forsythe

Daryl R. Forsythe

Chairman and Chief Executive Officer

March 9, 2005

The forgoing certification is being furnished solely pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION

906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, the Chief Financial Officer of NBT Bancorp Inc. (the “Company”), hereby certifies that to his knowledge on the date hereof:

(a) the Form 10-K of the Company for the Annual Period Ended December 31, 2004, filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/S/ Michael J. Chewens

Michael J. Chewens

Senior Executive Vice President,

Chief Financial Officer and Corporate Secretary

March 9, 2005

The forgoing certification is being furnished solely pursuant to Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code in accordance with Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.