Form 10-Q
period 2004-12-31
NBT BANCORP INC
filed 2005-05-06
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2005.
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
Yes [X] No [ ]

As of April 30, 2005, there were 32,416,303 shares outstanding of the Registrant's common stock, $0.01 par value.

NBT BANCORP INC.

FORM 10-Q--Quarter Ended March 31, 2005

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1     Interim Financial Statements (Unaudited)

 Consolidated Balance Sheets at March 31, 2005, December 31, 2004 and March 31, 2004

 Consolidated Statements of Income for the three-month periods ended March 31, 2005 and 2004

 Consolidated Statements of Stockholders’ Equity for the three-month periods ended March 31, 2005 and 2004

 Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2005 and 2004

 Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2005 and 2004

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

Item 1     Legal Proceedings
Item 2     Unregistered Sales of Equity Securities and Use of Proceeds
Item 3    Defaults Upon Senior Securities
Item 4    Submission of Matters to a Vote of Security Holders
Item 5     Other Information
Item 6    Exhibits and Reports on Form 8-K

SIGNATURES

INDEX TO EXHIBITS

NBT Bancorp Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)	March 31, 2005	December 31, 2004	March 31, 2004
(in thousands, except share and per share data)

ASSETS
Cash and due from banks	$106,520	$98,437	$98,552
Short-term interest bearing accounts	5,783	8,286	4,157
Securities available for sale, at fair value	950,555	952,542	977,950
Securities held to maturity (fair value - $87,407, $82,712 and $99,020)	87,063	81,782	91,205
Federal Reserve and Federal Home Loan Bank stock	36,942	36,842	30,648
Loans and leases	2,898,187	2,869,921	2,646,674
Less allowance for loan and lease losses	45,389	44,932	43,303
Net loans	2,852,798	2,824,989	2,603,371
Premises and equipment, net	63,806	63,743	62,426
Goodwill	47,544	45,570	47,521
Intangible assets, net	4,234	2,013	2,260
Bank owned life insurance	32,634	32,302	31,200
Other assets	67,560	65,798	67,443
TOTAL ASSETS	$4,255,439	$4,212,304	$4,016,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand (noninterest bearing)	$509,077	$520,218	$464,867
Savings, NOW, and money market	1,467,265	1,435,561	1,482,755
Time	1,192,585	1,118,059	1,066,994
Total deposits	3,168,927	3,073,838	3,014,616
Short-term borrowings	307,514	338,823	238,093
Trust preferred debentures	18,720	18,720	18,720
Long-term debt	394,500	394,523	369,679
Other liabilities	46,539	54,167	53,345
Total liabilities	3,936,200	3,880,071	3,694,453

Stockholders’ equity:
Common stock, $0.01 par value; shares authorized- 50,000,000;
Shares issued 34,400,991, 34,401,008 and 34,401,055
at March 31, 2005, December 31, 2004 and March 31, 2004, respectively	344	344	344
Additional paid-in-capital	209,607	209,523	209,331
Retained earnings	152,391	145,812	126,799
Unvested stock awards	(637)	(296)	(229)
Accumulated other comprehensive (loss) income	(3,922)	4,989	12,283
Treasury stock at cost 1,976,636, 1,544,247, and 1,528,580 shares at March 31, 2005, December 31, 2004 and March 31, 2004, respectively	(38,544)	(28,139)	(26,248)
Total stockholders’ equity	319,239	332,233	322,280
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,255,439	$4,212,304	$4,016,733
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Income (unaudited)	2005	2004
(in thousands, except per share data)
Interest, fee and dividend income:
Interest and fees on loans and leases	$43,944	$39,894
Securities available for sale	10,247	10,769
Securities held to maturity	803	797
Other	467	267
Total interest, fee and dividend income	55,461	51,727

Interest expense:
Deposits	10,720	10,045
Short-term borrowings	1,861	793
Long-term debt	3,808	3,615
Trust preferred debentures	258	180
Total interest expense	16,647	14,633
Net interest income	38,814	37,094
Provision for loan and lease losses	1,796	2,124
Net interest income after provision for loan and lease losses	37,018	34,970

Noninterest income:
Trust	1,252	1,107
Service charges on deposit accounts	3,929	4,037
ATM and debit card fees	1,400	1,258
Broker/dealer and insurance fees	1,352	1,731
Net securities (losses) gains	(4)	9
Bank owned life insurance income	333	385
Retirement plan administration fees Other	863 1,586	- 1,916
Total noninterest income	10,711	10,443

Noninterest expenses:
Salaries and employee benefits	15,223	14,113
Office supplies and postage	1,150	1,031
Occupancy	2,788	2,598
Equipment	2,096	1,853
Professional fees and outside services	1,675	1,632
Data processing and communications	2,658	2,692
Amortization of intangible assets	118	71
Loan collection and other real estate owned	401	372
Other operating	2,772	2,840
Total noninterest expenses	28,881	27,202
Income before income tax expense	18,848	18,211
Income tax expense	6,059	5,840
Net income	$12,789	$12,371
Earnings per share:
Basic	$0.39	$0.38
Diluted	$0.39	$0.37
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Unvested Stock Awards	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
(in thousands, except per share data)

Balance at December 31, 2003	$344	$209,267	$120,016	$(197)	$7,933	$(27,329)	$310,034
Net income			12,371				12,371
Cash dividends - $0.17 per share			(5,588)				(5,588)
Purchase of 500 treasury shares						(11)	(11)
Issuance of 60,766 shares to employee benefit plans and other stock plans, including tax benefit		45				1,043	1,088
Grant of 3,876 shares of restricted stock awards		19		(85)		66	-
Forfeited 963 shares of restricted stock				17		(17)	-
Amortization of restricted stock awards				36			36
Other comprehensive income					4,350		4,350
Balance at March 31, 2004	$344	$209,331	$126,799	$(229)	$12,283	$(26,248)	$322,280

Balance at December 31, 2004	$344	$209,523	$145,812	$(296)	$4,989	$(28,139)	$332,233
Net income			12,789				12,789
Cash dividends - $0.19 per share			(6,210)				(6,210)
Purchase of 514,683 treasury shares						(11,897)	(11,897)
Issuance of 57,619 shares to employee benefit plans and other stock plans, including tax benefit		(20)				1,027	1,007
Grant of 24,675 shares of restricted stock awards		104		(569)		465	-
Amortization of restricted stock awards				228			228
Other comprehensive loss					(8,911)		(8,911)
Balance at March 31, 2005	$344	$209,607	$152,391	$(637)	$(3,922)	$(38,544)	$319,239
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three Months Ended March 31,
Consolidated Statements of Cash Flows (unaudited)	2005	2004
(in thousands)

Operating activities:
Net income	$12,789	$12,371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,796	2,124
Depreciation of premises and equipment	1,573	1,516
Net amortization on securities	384	628
Amortization of intangible assets	(118)	71
Amortization of restricted stock awards	228	36
Proceeds from sale of loans held for sale	1,185	22,547
Origination of loans held for sale	(730)	(740)
Net losses (gains) on sale of loans	5	(108)
Net gain on sale of other real estate owned	(43)	(179)
Net security losses (gains)	4	(9)
Net decrease (increase) in other assets	4,605	(4,419)
Net (increase) decrease in other liabilities	(7,675)	7,477
Net cash provided by operating activities	14,003	41,315
Investing activities:
Securities available for sale:
Proceeds from maturities	37,054	85,417
Proceeds from sales	27,868	12,787
Purchases	(78,128)	(87,564)
Securities held to maturity:
Proceeds from maturities	8,882	12,361
Purchases	(14,180)	(6,375)
Net (purchases) proceeds of FRB and FHLB stock	(100)	3,395
Cash paid for the acquisition of EPIC Advisor’s, Inc.	(6,015)	-
Cash received for the sale of M. Griffith Inc.	1,016	-
Net (increase) in loans	(30,170)	(30,157)
Purchase of premises and equipment, net	(1,445)	(1,499)
Proceeds from sales of other real estate owned	138	1,041
Net cash used in investing activities	(55,080)	(10,594)
Financing activities:
Net increase in deposits	95,089	13,265
Net decrease in short-term borrowings	(31,309)	(64,837)
Proceeds from issuance of long term debt	-	30,000
Repayments of long-term debt	(23)	(30,021)
Proceeds from issuance of treasury shares to employee benefit plans and other stock plans	1,007	1,088
Purchase of treasury stock	(11,897)	(11)
Cash dividends	(6,210)	(5,588)
Net cash provided by (used in) financing activities	46,657	(56,104)
Net increase (decrease) in cash and cash equivalents	5,580	(25,383)
Cash and cash equivalents at beginning of period	106,723	128,092
Cash and cash equivalents at end of period	$112,303	$102,709

Consolidated Statements of Cash Flows, Continued	Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2005	2004

Cash paid during the period for:
Interest	$16,608	$15,793
Income taxes	443	-

Transfers:
Loans transferred to other real estate owned	$105	$288

Dispositions:
Assets sold	$2,064	-

Acquisitions:
Fair value of assets acquired	$6,565	-
Fair value of liabilities assumed	325	-
See notes to unaudited interim consolidated financial statements.

	Three months ended March 31,
Consolidated Statements of Comprehensive Income (unaudited)	2005	2004
(in thousands)
Net income	$12,789	$12,371

Other comprehensive (loss) income net of tax
Unrealized holding (losses) gains arising during period [pre-tax amounts of $(14,827) and $7,244]	(8,913)	4,355
Less: Reclassification adjustment for net losses (gains) included in net income [pre-tax amounts of $4 and $(9)]	2	(5)
Total other comprehensive (loss) income	(8,911)	4,350
Comprehensive income	$3,878	$16,721
See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiary
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005

Note 1.  Description of Business

NBT Bancorp Inc. (the Company or the Registrant) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company is the parent holding company of NBT Bank, N.A. (the Bank), NBT Financial Services, Inc. (NBT Financial) and CNBF Capital Trust I. Through these subsidiaries, the Company operates as one segment focused on community banking operations. The Company’s primary business consists of providing commercial banking and financial services to its customers in its market area. The principal assets of the Company are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank and NBT Financial.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York and northeastern Pennsylvania market area. The Bank conducts business through two operating divisions, NBT Bank and Pennstar Bank.

Note 2.  Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly owned subsidiaries, NBT Bank, N.A. and NBT Financial Services, Inc. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company”. All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

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

Note 3.  New Accounting Pronouncements

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for the next fiscal year that begins after June 15, 2005. The Company is continuing to evaluate the expected impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows. Based on the stock-based compensation awards outstanding as of March 31, 2005, for which the requisite service is not expected to be fully rendered prior to January 1, 2006, the company expects to recognize additional pre-tax, quarterly compensation cost of approximately $0.5 million beginning in the first quarter of 2006 as a result of adopting SFAS 123R.

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

Note 4.  Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilites at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, pension expense, fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at March 31, 2005 and 2004. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 5.  Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. At March 31, 2005, and December 31, 2004, commitments to extend credit and unused lines of credit totaled $503.9 million and $507.4 million. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $41.8 million at March 31, 2005 and $31.6 million at December 31, 2004. As of March 31, 2005, the fair value of standby letters of credit was not material to the Company’s consolidated financial statements.

Note 6.  Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company’s dilutive stock options).

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended March 31,	2005	2004
(in thousands, except per share data)

Basic EPS:
Weighted average common shares outstanding	32,674	32,796
Net income available to common shareholders	$12,789	$12,371
Basic EPS	$0.39	$0.38

Diluted EPS:
Weighted average common shares outstanding	32,674	32,796
Dilutive potential common stock	303	378
Weighted average common shares and common share equivalents	32,977	33,174
Net income available to common shareholders	$12,789	$12,371
Diluted EPS	$0.39	$0.37

There were 339,179 stock options for the quarter ended March 31, 2005 and 321,593 stock options for the quarter ended March 31, 2004 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.  Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” to SFAS No. 123 “Accounting for Stock-Based Compensation,” which accounts for stock-based compensation using the fair value method of accounting, if a company so elects. The Company currently accounts for stock-based employee compensation under APB No. 25. As such, compensation expense would be recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. Because the fair value on the date of grant of the underlying stock of all stock options granted by the Company is equal to the exercise price of the options granted, no compensation cost has been recognized for stock options in the accompanying consolidated statements of income. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award.

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options and employee stock purchase plan under SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended March 31,
(in thousands, except per share data)	2005	2004
Net income, as reported	$12,789	$12,371
Add: Stock-based compensation expense included in reported net income, net of related tax effects	137	23
Less: Stock-based compensation
expense determined under fair
value method for all awards, net of related tax effects	(315)	(283)
Pro forma net income	$12,611	$12,111

Net income per share:
Basic - as reported	$0.39	$0.38
Basic - Pro forma	$0.39	$0.37

Diluted - as reported	$0.39	$0.37
Diluted - Pro forma	$0.38	$0.36

The Company granted 339,573 stock options for the three months ended March 31, 2005 with a weighted average exercise price of $23.27 per share compared to 323,723 stock options granted for the three months ended March 31, 2004 with a weighted average exercise price of $22.17 per share. The per share weighted average fair value of the stock options granted for the three months ended March 31, 2005 and 2004 was $5.92 and $5.81. The assumptions used for the grants noted above were as follows:

	Three months ended March 31, 2005	Three months ended March 31, 2004
Dividend Yield	3.20% - 3.35%	3.01% - 3.14%
Expected Volatility	30.0%	31.48% - 31.51%
Risk-free interest rate	3.93% - 3.98%	3.56% - 3.90%
Expected life	7 years	7 years

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of publicly traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company’s employee and director stock options have characteristics significantly different from those of publicly traded stock options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes option-pricing model does not necessarily provide a reliable single measure of the fair value of the Company’s employee and director stock options.

Note 8.  Goodwill and Intangible Assets

A summary of goodwill by operating subsidiaries follows:

(in thousands)	January 1, 2004	Goodwill Acquired	Goodwill Disposed	March 31, 2004
NBT Bank, N.A.	$44,520	-	-	$44,520
NBT Financial Services, Inc.	3,001	-	-	3,001
Total	$47,521	$-	$-	$47,521

(in thousands)	January 1, 2005	Goodwill Acquired	Goodwill Disposed	March 31, 2005
NBT Bank, N.A.	$44,520	-	-	$44,520
NBT Financial Services, Inc.	1,050	3,024	1,050	3,024
Total	$45,570	$3,024	$1,050	$47,544

In January 2005, the Company acquired EPIC Advisors, Inc., a 401 (k) record keeping firm located in Rochester, NY. In that transaction, the Company recorded customer relationship intangible assets of $2.1 million and non-compete provision intangible assets of $0.2 million, which have amortization periods of 13 years and 5 years, respectively. Also in connection with the acquisition, the Company recorded $3.0 million in goodwill.

In March 2005, the Company sold its broker/dealer subsidiary, M. Griffith Inc. In connection with the sale of M. Griffith Inc., goodwill was reduced by $1.1 million and was allocated against the sales price. In the fourth quarter of 2004, the Company recorded a $2.0 million goodwill impairment charge in connection with the above mentioned sale. A definitive agreement was signed by the Company and the acquirer in the fourth quarter of 2004. The negotiation and resolution of sale terms for M. Griffith Inc. during the fourth quarter of 2004 resulted in the goodwill impairment charge.

The Company has finite-lived intangible assets capitalized on its consolidated balance sheet in the form of core deposit and other intangible assets. These intangible assets continue to be amortized over their estimated useful lives, which range from one to twenty-five years.

A summary of core deposit and other intangible assets follows:

	March 30,
	2005	2004
(in thousands)
Core deposit intangibles:
Gross carrying amount	$2,186	$2,186
Less: accumulated amortization	1,388	1,155
Net Carrying amount	798	1,031

Other intangibles:
Gross carrying amount	3,197	857
Less: accumulated amortization	278	179
Net Carrying amount	2,919	678

Other intangibles not subject to amortization: Pension asset	517	551

Total intangibles with definite useful lives:
Gross carrying amount	5,900	3,594
Less: accumulated amortization	1,666	1,334
Net Carrying amount	$4,234	$2,260

Amortization expense on finite-lived intangible assets is expected to total $0.4 million for the remainder of 2005, $0.5 million for each of 2006, 2007, $0.4 million for 2008 and $0.3 million for 2009.

Note 9.  Defined Benefit Pension Plan and Postretirement Health Plan

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

The Components of pension expense and postretirement expense are set forth below (in thousands):

	Three months ended March 31,
Pension plan:	2005	2004
Service cost	$469	$427
Interest cost	561	533
Expected return on plan assets	(947)	(934)
Net amortization	374	64
Total	$457	$90

	Three months ended March 31,
Postretirement Health Plan:	2005	2004
Service cost	$9	$9
Interest cost	67	68
Net amortization	(15)	(10)
Total	$61	$67

NBT BANCORP INC. and Subsidiaries

Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiaries, NBT Bank, N.A. (NBT), and NBT Financial Services, Inc. (collectively referred to herein as the Company). This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2004 Form 10-K for an understanding of the following discussion and analysis.

FORWARD LOOKING STATEMENTS

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may effect interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards or tax laws, may adversely affect the businesses in which the Company is engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; (7) adverse changes may occur in the securities markets or with respect to inflation; (8) acts of war or terrorism; (9) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (10) internal control failures; and (11) the Company’s success in managing the risks involved in the foregoing.

The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to differ materially from those anticipated or projected.

Unless required by law, the Company does not undertake, and specifically disclaims any obligations to publicly release the result of any revisions that may be made to any forward-looking statements to reflect statements to the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan and lease portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan and lease losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan and lease loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan and lease losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s non-performing loans and potential problem loans has a significant impact on the overall analysis of the adequacy of the allowance for loan and lease losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Company’s allowance for loan and lease policy would also require additional provisions for loan and lease losses.

Management of the Company considers the accounting policy relating to pension accounting to be a critical accounting policy. Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company also considers the Moody’s AA corporate bond yields and other market interest rates in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels. While differences in these rate assumptions could alter pension expense, given not only past history, it is not expected that such estimates could adversely impact pension expense.

Overview

The Company earned net income of $12.8 million ($0.39 diluted earnings per share) for the three months ended March 31, 2005 compared to net income of $12.4 million ($0.37 diluted earnings per share) for the three months ended March 31, 2004. The quarter to quarter increase in net income from 2005 to 2004 was primarily the result of increases in net interest income of $1.7 million and noninterest income of $0.3 million as well as a $0.3 million decrease in the provision for loan and lease losses offset by increases in total noninterest expense of $1.7 million and income tax expense of $0.2 million. The increase in net interest income resulted primarily from 9% growth in average loans during the three months ended March 31, 2005 compared to the same period in 2004. The increase in noninterest income was due mainly to $0.9 million in retirement plan administration fees associated with the acquisition of EPIC Advisors, Inc., offset by decreases in broker/dealer and insurance revenue of $0.4 million and other income of $0.3 million. The decrease in the provision for loan and lease losses resulted primarily from a decrease in net charge-offs. The increase in total noninterest expense was due primarily to increases in salaries and employee benefits of $1.1 million, occupancy expense of $0.2 million and equipment expense of $0.2 million. The increase in income tax expense resulted primarily from an increase in income before taxes of $0.6 million period over period.

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

Table 1 Performance Measurements
	First Quarter 2005	First Quarter 2004
Return on average assets (ROAA)	1.23%	1.23%
Return on average equity (ROE)	15.74%	15.73%
Net interest margin (Federal taxable equivalent)	4.09%	4.10%

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest-bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest-bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the major determining factors in a financial institution’s performance as it is the principal source of earnings. Table 2 represents an analysis of net interest income on a federal taxable equivalent basis.

Federal taxable equivalent (FTE) net interest income increased $1.7 million during the three months ended March 31, 2005 compared to the same period of 2004. The increase in FTE net interest income resulted primarily from 6% growth in average earning assets. The Company’s interest rate spread declined 5 bp during the three months ended March 31, 2005 compared to the same period in 2004. The yield on earning assets for the period increased 13 bp to 5.80% for the three months ended March 31, 2005 from 5.67% for the same period in 2004. Meanwhile, the rate paid on interest-bearing liabilities increased 18 bp, to 2.02% for the three months ended March 31, 2005 from 1.84% for the same period in 2004.

Total FTE interest income for the three months ended March 31, 2005 increased $3.7 million compared to the same period in 2004, a result of the previously mentioned increase in average earning assets as well as the increase in yield on earning assets of 13 bp. The growth in earning assets during the period was driven primarily by growth in average loans and leases of 9%. The growth in average loans and leases resulted primarily from growth in commercial and consumer loans. The increase in the yield on earning assets can be primarily attributed to variable rate earning assets that are tied to the Prime lending rate, which has increased 150 bp since July 1, 2004.

During the same time period, total interest expense increased $2.0 million, primarily the result of the 150 bp increase in the Federal Funds rate since July 1, 2004, which impacts the Company’s short-term borrowing and short-term time deposit rates. Additionally, average interest-bearing liabilities increased $149.6 million for the three months ended March 31, 2005 when compared to the same period in 2004. Total average interest-bearing deposits increased $83.0 million for the three months ended March 31, 2005 when compared to the same period in 2004. The rate paid on average interest-bearing deposits increased 7 bp from 1.60% for the three months ended March 31, 2004 to 1.67% for the same period in 2005. The increase interest-bearing deposits resulted primarily from increase in time deposits, which were up $69.3 million for the three months ended March 31, 2005 as compared to the same period in 2004. The increase in time deposits was driven mainly by an increase in municipal time deposits. Total borrowings increased $64.9 million for the three months ended March 31, 2005 compared to the same period in 2004, primarily from loan growth exceeding deposit growth.

Another important performance measurement of net interest income is the net interest margin. Net interest margin decreased slightly to 4.09% for the three months ended March 31, 2005, from 4.10% for the comparable period in 2004. The margin remained stable for the three months ended March 31, 2005, despite recent increases in the discount rate from 1.75% to 2.75% charged by the Federal Reserve Bank which drives short-term interest rates. The Company thus far has been successful in lagging deposit pricing increases and offsetting the impact of increased short-term borrowing costs from increases in prime-based earning assets and investing cash flow from loan and securities repayments at higher rates. Additionally, average demand deposits are up 8% for the three months ended March 31, 2005, compared to the same period in 2004, as this deposit source provides a positive benefit towards the Company’s net interest margin.

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

	Three months ended March 31,
	2005			2004
(dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
ASSETS
Short-term interest bearing accounts	$6,578	$39	2.41%	$8,241	$91	4.44%
Securities available for sale (2)	952,848	10,774	4.59%	964,648	11,381	4.74%
Securities held to maturity (2)	84,783	1,175	5.63%	95,954	1,138	4.77%
Investment in FRB and FHLB Banks	36,535	429	4.77%	33,994	176	2.08%
Loans (1)	2,876,853	44,076	6.22%	2,646,114	40,027	6.08%
Total earning assets	3,957,597	56,493	5.80%	3,748,951	52,813	5.67%
Other assets	280,030			283,332
Total assets	$4,237,627			$4,032,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Money market deposit accounts	$416,774	$1,451	1.41%	$420,870	$1,200	1.15%
NOW deposit accounts	451,453	512	0.46%	451,514	582	0.52%
Savings deposits	572,475	976	0.69%	554,612	1,004	0.73%
Time deposits	1,163,739	7,781	2.71%	1,094,450	7,259	2.67%
Total interest bearing deposits	2,604,441	10,720	1.67%	2,521,446	10,045	1.60%
Short-term borrowings	329,726	1,861	2.29%	289,616	793	1.10%
Trust preferred debentures	18,720	258	5.60%	17,019	180	4.25%
Long-term debt	394,513	3,808	3.92%	369,689	3,615	3.93%
Total interest bearing liabilities	3,347,400	16,647	2.02%	3,197,770	14,633	1.84%
Demand deposits	505,457			468,722
Other liabilities	54,823			49,727
Stockholders’ equity	329,947			316,064
Total liabilities and stockholders’ equity	$4,237,627			$4,032,283
Net interest income (FTE basis)		39,846			38,180
Interest rate spread			3.78%			3.83%
Net interest margin			4.09%			4.10%
Taxable equivalent adjustment		1,032			1,086
Net interest income		$38,814			$37,094

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

Table 3 Analysis of Changes in Taxable Equivalent Net Interest Income Three months ended March 31,
	Increase (Decrease) 2005 over 2004
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(16)	$(36)	$(52)
Securities available for sale	(138)	(469)	(607)
Securities held to maturity	(142)	179	37
Investment in FRB and FHLB Banks	14	239	253
Loans	3,529	520	4,049
Total (FTE) interest income	2,971	709	3,680

Money market deposit accounts	(12)	263	251
NOW deposit accounts	-	(70)	(70)
Savings deposits	32	(60)	(28)
Time deposits	463	59	522
Short-term borrowings	123	945	1,068
Trust preferred debentures	19	59	78
Long-term debt	240	(47)	193
Total interest expense	706	1,308	2,014

Change in FTE net interest income	$2,265	$(599)	$1,666

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Three months ended March 31,
	2005	2004
(in thousands)
Service charges on deposit accounts	$3,929	$4,037
ATM and debit card fees	1,400	1,258
Broker/dealer and insurance fees	1,352	1,731
Trust	1,252	1,107
Net securities (losses) gains	(4)	9
Retirement plan administration fees	863	-
Bank owned life insurance income	333	385
Other	1,586	1,916
Total	$10,711	$10,443

Noninterest income for the three months ended March 31, 2005, totaled $10.7 million, up $0.3 million from the $10.4 million reported in the same period of 2004. Retirement plan administration fees for the three months ended March 31, 2005, totaled $0.9 million attributable to the business acquired in the EPIC transaction. Broker/dealer and insurance revenue for the three months ended March 31, 2005, decreased $0.4 million, primarily from the sale of the Company’s broker/dealer subsidiary M. Griffith Inc. in March 2005.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2005	2004
(in thousands)
Salaries and employee benefits	$15,223	$14,113
Occupancy	2,788	2,598
Equipment	2,096	1,853
Data processing and communications	2,658	2,692
Professional fees and outside services	1,675	1,632
Office supplies and postage	1,150	1,031
Amortization of intangible assets	118	71
Loan collection and other real estate owned	401	372
Other	2,772	2,840
Total noninterest expense	$28,881	$27,202

Total noninterest expense for the three months ended March 31, 2005, increased $1.7 million compared with the same period for 2004. Salaries and employee benefits for the three months ended March 31, 2005, increased $1.1 million or 8% over the same period in 2004, primarily from increases in salaries (from merit increases, market expansion and the EPIC Advisors, Inc. acquisition) and retirement expense. Occupancy expense for the three months ended March 31, 2005, increased $0.2 million over the same period in 2004, mainly from market expansion in the Albany and Binghamton markets. Equipment expense for the three months ended March 31, 2005, increased $0.2 million over the same period in 2004, due mainly to ATM upgrades.

Income Taxes

Income tax expense was $6.1 million for the three months ended March 31, 2005 compared to $5.8 million for the same period in 2004. The effective tax rate was 32.1% for the three months ended March 31, 2005 and 2004, respectively.

ANALYSIS OF FINANCIAL CONDITION

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

	March 31, 2005	December 31, 2004	March 31, 2004
(in thousands)
Residential real estate mortgages	$718,142	$721,615	$683,162
Commercial and commercial real estate mortgages	1,025,937	1,018,548	974,113
Real estate construction and development	158,169	136,934	91,877
Agricultural and agricultural real estate mortgages	108,377	108,181	106,462
Consumer	418,186	412,139	391,711
Home equity	390,163	391,807	334,796
Lease financing	79,213	80,697	64,553
Total loans and leases	$2,898,187	$2,869,921	$2,646,674

Total loans and leases were $2.9 billion, or 68.1% of assets, at March 31, 2005 and December 31, 2004, and $2.6 billion, or 65.9%, at March 31, 2004. Total loans and leases increased $251.5 million or 10% at March 31, 2005 over March 31, 2004. The solid year over year loan growth was driven mainly by increases in home equity loans of $55.4 million or 17%, primarily from market expansion and continued success in marketing this product throughout the Company’s branch network. Commercial loans and commercial mortgages increased $51.8 million or 5% year over year, as the Company has been successful in generating new business in the Albany, Binghamton, and Northeastern Pennsylvania markets. This market expansion has also helped drive the increase in real estate construction and development loans of $66.3 million. Consumer loans increased $26.5 million, mainly from increases in indirect automobile loans. Leases increased $14.7 million or 23% from an expanded presence in the Northeastern Pennsylvania market. Lastly, residential real estate mortgages, increased $35.0 million or 5% when compared to March 31, 2004. The modest growth in the residential mortgage portfolio resulted mainly from limiting the Company’s exposure to long-term interest rate risk by pricing 30-year mortgages above market rates. Furthermore, the Company intends to sell 20-year and 30-year residential mortgages from its pipeline beginning in the second quarter 2005. At March 31, 2005, commercial loans, including commercial mortgages, represented approximately 43% of the loan and lease portfolio, while consumer loans and leases and residential mortgages represented 31% and 26%, respectively.

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

Average total securities decreased $23.0 million for the three months ended March 31, 2005 when compared to the same period in 2004. The average balance of securities available for sale decreased $11.8 million for the three months ended March 31, 2005 when compared to the same period in 2004. The average balance of securities held to maturity decreased $11.2 million for the three months ended March 31, 2005, when compared to the same period in 2004. The average total securities portfolio represents 26% of total average earning assets for the three months ended March 31, 2005 down from 28% for the same period in 2004. The decrease in the securities portfolio for the period was primarily due to the Company’s efforts to limit exposure to rising interest rates.

The following details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	At March 31,
	2005	2004

Mortgage-backed securities:
With maturities 15 years or less	44%	54%
With maturities greater than 15 years	7%	11%
Collateral mortgage obligations	14%	5%
Municipal securities	15%	16%
US agency notes	16%	10%
Other	4%	4%
Total	100%	100%

Allowance for Loan and Lease Losses, Provision for Loan and Lease Losses, and Nonperforming Assets

The allowance for loan and lease losses is maintained at a level estimated by management to provide adequately for risk of probable losses inherent in the current loan and lease portfolio. The adequacy of the allowance for loan and lease losses is continuously monitored. It is assessed for adequacy using a methodology designed to ensure the level of the allowance reasonably reflects the loan portfolio’s risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable credit losses inherent in the current loan and lease portfolio.

Management considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgements can have on the consolidated results of operations.

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio. For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans and leases, estimates of the Company’s exposure to credit loss reflect a thorough current assessment of a number of factors, which could affect collectibility. These factors include: past loss experience; the size, trend, composition, and nature of the loans and leases; changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; trends experienced in nonperforming and delinquent loans and leases; current economic conditions in the Company’s market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination, which may not be currently available to management.

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at March 31, 2005 was 1.57% compared to 1.57% at December 31, 2004 and 1.64% at March 31, 2004. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Table 4 Allowance for Loan Losses
	Three months ended March 31,
(dollars in thousands)	2005		2004
Balance, beginning of period	$44,932		$42,651
Recoveries	1,079		829
Charge-offs	(2,418)		(2,301)
Net charge-offs	(1,339)		(1,472)
Provision for loan losses	1,796		2,124
Balance, end of period	$45,389		$43,303
Composition of Net Charge-Offs
Commercial and agricultural	$(105)	8%	$(124)	9%
Real estate mortgage	(326)	24%	(22)	1%
Consumer	(908)	68%	(1,326)	90%
Net charge-offs	$(1,339)	100%	$(1,472)	100%
Annualized net charge-offs to average loans	0.19%		0.22%

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

Total nonperforming assets were $17.8 million at March 31, 2005, and $16.6 million at December 31, 2004, and $14.5 million at March 31, 2004. The increase in nonperforming assets when compared to March 31, 2004 resulted primarily from an increase in nonaccrual loans. Nonperforming loans totaled $17.3 million at March 31, 2005, up from the $16.2 million outstanding at December 31, 2004 and from $13.7 million at March 31, 2004. The increase in nonperforming loans when compared to March 31, 2004 resulted primarily from increases in commercial and agricultural nonaccrual loans (from several small credits ranging in size from $0.1 million to $0.5 million) to $11.5 million at March 31, 2005 from $8.0 million at March 31, 2004. The Company expects to reduce its nonperforming loan portfolio in the second quarter 2005 from the sale of approximately $5 million in nonperforming loans.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $64.3 million in potential problem loans at March 31, 2005 as compared to $48.0 million at December 31, 2004. The increase in potential problem loans resulted mainly from the downgrade of one large commercial loan relationship totaling $15 million to substandard during the three months ended March 31, 2005. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At March 31, 2005, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

Net charge-offs totaled $1.3 million for the three months ended March 31, 2005, down $0.1 million from the $1.5 million charged-off during the same period in 2004. The decrease in net charge-offs resulted primarily from lower commercial net charge-offs during the three months ended March 31, 2005. The provision for loan and lease losses totaled $1.8 million for the three months ended March 31, 2005, down from the $2.1 million provided during the same period in 2004. The slight decrease in the provision for loan and lease losses for the three months ended March 31, 2005 resulted primarily from the decrease in net charge-offs mentioned above.

Table 5 Nonperforming Assets
(dollars in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Commercial and agricultural	$11,523	$10,550	$7,960
Real estate mortgage	3,202	2,553	2,672
Consumer	1,887	1,888	2,626
Total nonaccrual loans	16,612	14,991	13,258
Loans 90 days or more past due and still accruing:
Commercial and agricultural	64	-	99
Real estate mortgage	130	737	-
Consumer	566	449	379
Total loans 90 days or more past due and still accruing	760	1,186	478
Total nonperforming loans	17,372	16,177	13,736
Other real estate owned (OREO)	438	428	757
Total nonperforming loans and OREO	17,810	16,605	14,493
Nonperforming securities	-	-	215
Total nonperforming assets	$17,810	$16,605	$14,708
Total nonperforming loans to loans and leases	0.60%	0.56%	0.52%
Total nonperforming assets to assets	0.42%	0.39%	0.37%
Total allowance for loan and lease losses to nonperforming loans	261.28%	277.75%	315.25%

Deposits

Total deposits were $3.2 billion at March 31, 2005, up $95.1 million from year-end 2004, and an increase of $154.3 million, or 5%, from the same period in the prior year. Total average deposits for the three months ended March 31, 2005 increased $119.7 million, or 4%, for the same period in 2004. The Company experienced an increase in time deposits, as average time deposits increased $69.3 million or 6%, for the three months ended March 31, 2005 compared to the same period in 2004, primarily from increase in municipal time deposits. Meanwhile, average core deposits increased $50.4 million or 3%, for the three months ended March 31, 2005 compared to the same period in 2004. At March 31, 2005, total checking, savings and money market accounts represented 62.4% of total deposits compared to 64.6% at March 31, 2004.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $307.5 million at March 31, 2005 compared to $338.8 million and $238.1 million at December 31, and March 31, 2004, respectively. Long-term debt was $394.5 million at March 31, 2005, and December 31, 2004 and was $369.7 million at March 31, 2004. For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” on page 30-31 in this discussion.

Capital Resources

Stockholders' equity of $319.2 million represents 7.5% of total assets at March 31, 2005, compared with $322.3 million, or 8.0% in the comparable period of the prior year, and $332.2 million, or 7.9% at December 31, 2004. The decline in capital ratios resulted from the repurchase of 514,683 shares of the Company’s common stock resulting in a $11.9 million reduction in stockholders’ equity during the three months ended March 31, 2005. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

As the capital ratios in Table 6 indicate, the Company remains “well capitalized”. Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Table 6
Capital Measurements 2005	March 31
Tier 1 leverage ratio	6.89%
Tier 1 capital ratio	9.41%
Total risk-based capital ratio	10.67%
Cash dividends as a percentage of net income	48.57%
Per common share:
Book value	$9.85
Tangible book value	$8.25
2004
Tier 1 leverage ratio	6.96%
Tier 1 capital ratio	10.12%
Total risk-based capital ratio	11.37%
Cash dividends as a percentage of net income	45.20%
Per common share:
Book value	$9.80
Tangible book value	$8.29

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 2.28 at March 31, 2005 and 2.30 in the comparable period of the prior year. The Company's price was 14.2 times trailing twelve months earnings at March 31, 2005, compared to 15.5 times for the same period last year.

Table 7 Quarterly Common Stock and Dividend Information
Quarter Ending	High	Low	Close	Cash Dividends Declared
2004
March 31	$23.00	$21.21	$22.50	$0.170
June 30	23.18	19.92	22.34	0.190
September 30	24.34	21.02	23.43	0.190
December 31	26.84	21.94	25.72	0.190
2005
March 31	$25.66	$21.48	$22.41	$0.190

Liquidity and Interest Rate Sensitivity Management

Market Risk

Interest rate risk is among the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities. Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Company’s net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than earning assets. When interest-bearing liabilities mature or reprice more quickly than earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

In an attempt to manage the Company's exposure to changes in interest rates, management monitors the Company’s interest rate risk. Management’s Asset Liability Committee (ALCO) meets monthly to review the Company’s interest rate risk position and profitability, and to recommend strategies for consideration by the Board of Directors. Management also reviews loan and deposit pricing, and the Company’s securities portfolio, formulates investment and funding strategies, and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period. Three additional models are run with static balance sheets; (1) a gradual increase of 200 bp, (2) a gradual increase of 200 bp where the long end of the yield curve remains flat (the long end of the yield curve is defined as 5 years and longer) and (3) a gradual decrease of 200 bp takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

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

Net interest income for the next twelve months in the + 200/+ 200 flat/- 200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2005 balance sheet position:

Table 8 Interest Rate Sensitivity Analysis
Change in interest rates (in basis points)	Percent change in net interest income
+200 Flat	(0.99%)
+200	(0.73%)
-200	(2.09%)

Under the flat rate scenario with a static balance sheet, net interest income is anticipated to remain relatively unchanged from annualized net interest income for the three months ended March 31, 2005. The growth in earning assets over the past several periods should offset the impact of net interest margin compression. If the Company cannot maintain the level of earning assets at March 31, 2005, the Company expects net interest income to decline for the remainder of the year.

Currently, the Company is holding fixed rate residential real estate mortgages in its loan portfolio and mortgage related securities in its investment portfolio. Two major factors the Company considers in holding residential real estate mortgages is its level of core deposits and the duration of its mortgage-related securities and loans. Current core deposit levels combined with a shortening of duration of mortgage-related securities and loans have enabled the Company to hold fixed rate residential real estate mortgages without having a significant negative impact on interest rate risk, as the Company is somewhat liability sensitive at March 31, 2005. The Company’s net interest income is projected to decrease by 0.73% if interest rates gradually rise 200 basis points when compared to a flat rate scenario. The Company closely monitors its matching of earning assets to funding sources and will take steps to further limit its exposure to long-term interest rate risk. The Company will begin originating 20-year and 30-year residential real estate mortgages with the intent to sell in the second quarter of 2005. The Company has also shortened the average life of its investment securities portfolio by limiting purchases of mortgage-backed securities and redirecting proceeds into short-duration CMOs and US Agency notes and bonds.

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At March 31 2005, the Company’s Basic Surplus measurement was 6.8% of total assets or $286 million, which was above the Company’s minimum of 5% or $213 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At March 31, 2005, the Company Basic Surplus is tightening, as the Basic Surplus has decreased from 10.1% at March 31, 2004. If the Company’s Basic Surplus continues to tighten, the Company may have to utilize brokered time deposits or price retail time deposits more competitively to fund loan and lease growth in the near term. These sources of funds are typically more costly than FHLB borrowings and may have an adverse effect on the Company’s net interest margin.

The Company’s primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company’s subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At March 31, 2005, approximately $48.8 million of the total stockholders’ equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

Item 4. Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

There were no changes made in the Company's internal controls over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Although as stated above we have not made any significant changes in our internal controls over financial reporting in the most recent fiscal quarter, based on our documentation and testing to date, we have made improvements in the documentation, design or effectiveness of internal controls over financial reporting. However, given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent auditor’s conclusions at December 31, 2005 with respect to the effectiveness of our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to business to which the Company is a party or of which any of its property is subject.

Item 2 -- Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securitries

(a)	Not applicable

(b)	Not applicable

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans (1)
At 12/31/04	-	-	-	731,065
1/1/05 - 1/31/05	55,165	$23.60	55,165	1,456,100
2/1/05 - 2/28/05	208,518	$23.27	208,518	1,247,582
3/1/05 - 3/31/05	251,000	$22.90	251,000	996,582
Total	514,683	$23.11	514,683

(1) On January 24, 2005, NBT announced that the NBT Board of Directors approved a new repurchase program whereby NBT is authorized to repurchase up to an additional 1,500,000 shares (approximately 5%) of its outstanding common stock from time to time as market conditions warrant in open market and privately negotiated transactions. At that time, there were 719,800 shares remaining under a previous authorization that was be superseded by the new repurchase program. During the period January 1, 2005 and January 24, 2005, the Company purchased 11,265 shares of its common stock under the superseded plan.

Item 3 -- Defaults Upon Senior Securities

None

Item 4 -- Submission of Matters to a Vote of Security Holders

None

Item 5 -- Other Information

On April 25, 2005, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.19 per share. The cash dividend will be paid on June 15, 2005 to stockholders of record as of June 1, 2005.

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

10.1 Eighth Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock
Ownership Plan effective January 1, 2005.

10.2 Amendment Number Five to NBT Bancorp Inc. Defined Benefit Pension
Plan effective January 1, 2005.

10.3 Amendment Number Six to NBT Bancorp Inc. Defined Benefit Pension
Plan effective January 1, 2005.

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

32.1 Written Statement of the Chief Executive Officer Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 5th day of May 2005.

NBT BANCORP INC.

By: /s/ MICHAEL J. CHEWENS
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

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

10.1 Eighth Amendment to the NBT Bancorp Inc. 401(k) and Employee Stock
Ownership Plan effective January 1, 2005.

10.2 Amendment Number Five to NBT Bancorp Inc. Defined Benefit Pension
Plan effective January 1, 2005.

10.3 Amendment Number Six to NBT Bancorp Inc. Defined Benefit Pension
Plan effective January 1, 2005.

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

32.1 Written Statement of the Chief Executive Officer Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 10.1

EIGHTH AMENDMENT
TO
NBT BANCORP INC. 401(K) AND EMPLOYEE STOCK OWNERSHIP PLAN

WHEREAS, NBT BANCORP INC. (the "Employer") sponsors and maintains the NBT BANCORP INC. 401(K) AND EMPLOYEE STOCK OWNERSHIP PLAN (the "Plan") for the benefit of certain of its employees; and

WHEREAS, Section 11.1 of the Plan authorizes the Employer to amend the Plan; and

WHEREAS, the Employer desires to amend the Plan. In all other respects, the Plan shall remain unchanged by this Amendment.

NOW THEREFORE, effective as of January 1, 2005, the Plan shall be amended as follows:

1.19 "Eligible Employee" means any Employee except as provided below:

(a) Employees who are Leased Employees within the meaning of Code Sections 414(n)(2) and 414(o)(2) shall not be eligible to participate in this Plan.

(b)Employees whose employment is governed by the terms of a collective bargaining agreement between Employee representatives (within the meaning of Code Section 7701(a)) and the Participating Employer under which retirement benefits were the subject of good faith bargaining between the parties will not be eligible to participate in this Plan unless such agreement expressly provides for coverage in this Plan.

(c)Employees who are nonresident aliens (within the meaning of Code Section 7701(b)(1)(B)) and who receive no earned income (within the meaning of Code Section 911(d)(2)) from the Participating Employer which constitutes income from sources within the United States (within the meaning of Code Section 861(a)(3)) shall not be eligible to participate in this Plan.

(d)Employees of Affiliated Employers shall not be eligible to participate in this Plan unless such Affiliated Employers have specifically adopted this Plan in accordance with Article XIV and are Participating Employers and then only to the extent provided in the Adoption Agreement applicable to such Affiliated Employer.

(e)Employees who are employed by EPIC either at the time of or subsequent to the acquisition of EPIC by NBT Bancorp Inc. shall not be eligible to participate in this Plan. Notwithstanding the forgoing and unless otherwise precluded by law, in the event the exclusion of such EPIC Employees from the Plan would cause the Plan to fail to satisfy the coverage and/or nondiscrimination requirements under the Code, then, unless otherwise precluded by law, the least number of EPIC Employees who are not Highly Compensated Employees, beginning with the lowest compensated eligible EPIC Employee, will be included in the Plan until the coverage requirements and/or nondiscrimination requirements are satisfied. For purposes of this Section 1.19, an EPIC Employee will mean an individual who is employed by EPIC either at the time of or subsequent to the acquisition of EPIC by NBT Bancorp Inc.

IN WITNESS WHEREOF, the Employer has caused this instrument to be executed the 6th day of April, 2005.

                NBT BANCORP INC.

By: /S/ Michael J. Chewens
Signature
Corporate Secretary
Title
4-6-2005
Date

EXHIBIT 10.2

Amendment #5 to

NBT Bancorp Inc.
Defined Benefit Pension Plan

AMENDMENT OF THE PLAN FOR ACCOUNT BALANCE
INCREASES AND CHANGE IN MORTALITY TABLE

Pursuant to Article 14.1 of the NBT Bancorp Inc. Defined Benefit Pension Plan (“Plan”), which provides for the amendment thereof when necessary, the Plan is hereby amended effective January 1, 2005, as follows:

1. Add a new Section 3.5 to Article III:

3.5 Minimum Account Balance:

Notwithstanding any provision of this Article III to the contrary, the minimum account balance for any Participant in the Plan employed on or after January 1, 2005 shall be $2,000.

2. Section 3 of Exhibit 1 is amended by replacing the existing language with the following with respect to Benefit Commencement Dates on and after March 1, 2005:

3. Optional Forms - For purposes of converting the Normal Form (single life annuity with 60 months of payments guaranteed) to an Actuarially Equivalent optional form of payment under the Account Balance Plan, other than a lump sum, Actuarial Equivalence will be based upon the following:

Mortality: Applicable Mortality Table
Interest: 7.00%

For Benefit Commencement Dates between March 1, 2005 and February 28, 2006, Participants shall be entitled to an Actuarially Equivalent optional form of benefit that is the greater of the amount determined on the basis of the mortality table and interest rate stated above and the amount determined on the basis of the mortality table and interest rate in effect immediately prior to this amendment.

3. Section 2.03 of the Appendix A Plan is amended by adding a new subparagraph e. to the end of the definition with respect to Annuity Starting Dates on and after March 1, 2005:

e. For Annuity Starting Dates on and after March 1, 2005, Actuarial Equivalent or Actuarially Equivalent shall mean a benefit payable in a different form (except lump sum) and/or at a different time than a Participant’s Accrued Benefit, but having the same value as that benefit when computed using the following actuarial assumptions:

Mortality: Applicable Mortality Table
Interest: 7.00%

For Annuity Starting Dates between March 1, 2005 and February 28, 2006, Participants shall be entitled to an Actuarially Equivalent optional form of benefit that is the greater of the amount determined on the basis of the mortality table and interest rate stated in this subparagraph and the amount determined on the basis of the mortality table and interest rate in effect immediately prior to this amendment.

4. Exhibit II is amended by adding the following language:

Designated Participant       Designated Percentage
David E. Raven         14.0%

In addition to the Pay-Based Credits shown above, the Account Balances on January 1, 2005 for the following Participants shall be equal to the amounts shown below:

Participant	Account Balance
Daryl R. Forsythe	$2,030,000
Martin A. Dietrich	634,817
Michael J. Chewens	372,019
David E. Raven	85,188

The Employer consents to the foregoing amendment, and except as amended herein, the Plan is hereby ratified and confirmed.

NBT Bancorp Inc.

By /S/ Michael J. Chewens
                EMPLOYER

Date 01-25-2005

EXHIBIT 10.3
Amendment #6 to

NBT Bancorp Inc.
Defined Benefit Pension Plan

AMENDMENT OF THE PLAN FOR
EPIC ACQUISITION

Pursuant to Article 14.1 of the NBT Bancorp Inc. Defined Benefit Pension Plan (“Plan”), which provides for the amendment thereof when necessary, the Plan is hereby amended effective January 1, 2005, as follows:

Section 1.19, “Eligible Employee” shall be amended in its entirety as follows:

1.9  “Eligible Employee” means an Employee of the Employer except as provided below:

(a) An Employee whose employment is governed by the terms of a collective bargaining agreement (within the meaning of Code Section 7701(a)) between Employee representatives and the Employer under which retirement benefits were the subject of good faith bargaining between the parties will not be eligible to participate in the Account Balance Plan unless such agreement expressly provides for coverage in the Account Balance Plan.

(b) Notwithstanding any other provision of the Account Balance Plan to the contrary, in no event shall an individual who elected to participate in the Appendix A Plan as provided in Section 2.1(a) be an Eligible Employee unless such individual is reemployed after having terminated employment, in which case the opening value of such individual's Account shall be $0 and the provisions of Section 2.4 shall apply.

(c) Notwithstanding any other provision of the Account Balance Plan to the contrary, in no event shall an individual be an Eligible Employee to the extent he is a Leased Employee or is retained by the Employer to perform services for the Employer (for either a definite or indefinite duration) and is characterized thereby as a fee-for-service worker or independent contractor or in a similar capacity (rather than in the capacity of an employee), regardless of such individual's status under common law, including, without limitation, any such individual who is or has been determined by a third party, including, without limitation, a government agency or board or court or arbitrator, to be an employee of the Employer for any purpose, including, without limitation, for purposes of any employee benefit plan of the Employer (including this Plan) or for purposes of federal, state or local tax withholding, employment tax or employment law.

(d) Notwithstanding any other provision of the Account Balance Plan to the contrary, in no event shall an individual who is employed by EPIC either at the time of or subsequent to the acquisition of EPIC by NBT Bancorp Inc. be an Eligible Employee. In the event the exclusion of such EPIC Employees from the Plan would cause the Plan to fail to satisfy the coverage and/or participation requirements under the Internal Revenue Code, then, unless otherwise precluded by law, the least number of EPIC Employees who are not Highly Compensated Employees, beginning with the lowest compensated eligible EPIC Employee, will be included in the Plan until the coverage and/or participation requirements are satisfied. For purposes of this Section 1.19, an EPIC Employee will mean an individual who is employed by EPIC either at the time of or subsequent to the acquisition of EPIC by NBT Bancorp Inc.

The Employer consents to the foregoing amendment, and except as amended herein, the Plan is hereby ratified and confirmed.

NBT BANCORP INC.

By: /S/ Michael J. Chewens
                   Signature
Corporate Secretary
                              Title
4-6-2005
                   Date

EXHIBIT 31.1

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))
for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors
(or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operations of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: May 5, 2005

By: /s/ Daryl R. Forsythe
------------------------------
Chairman and Chief Executive
Officer

EXHIBIT 31.2

CERTIFICATIONS

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))
for the registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors
(or persons performing the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operations of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: May 5, 2005

By: /s/ Michael J. Chewens
--------------------------------
Senior Executive Vice President,
Chief Financial Officer and
Corporate Secretary

EXHIBIT 32.1

Written Statement of the Chief Executive Officer Pursuant to Section 906 of the
----------
Sarbanes-Oxley Act of 2002
-----------------------------

The undersigned, the Chief Executive Officer of NBT Bancorp Inc. (the
"Company"), hereby certifies that to his knowledge on the date hereof:

(a) the Form 10-Q of the Company for the Quarterly Period Ended March 31,
2005, filed on the date hereof with the Securities and Exchange
Commission (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
Company.

/s/ Daryl R. Forsythe
------------------------
Daryl R. Forsythe
Chairman and Chief Executive Officer
May 5, 2005

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to NBT Bancorp Inc. and will be retained by NBT Bancorp Inc. and furnished to the Securities and Exchange
Commission or its staff upon request.

EXHIBIT 32.2

Written Statement of the Chief Financial Officer Pursuant to Section 906 of the
----------
Sarbanes-Oxley Act of 2002
-----------------------------

The undersigned, the Chief Financial Officer of NBT Bancorp Inc. (the
"Company"), hereby certifies that to his knowledge on the date hereof:

(a) the Form 10-Q of the Company for the Quarterly Period Ended March 31,
2005, filed on the date hereof with the Securities and Exchange
Commission (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
Company.

/s/ Michael J. Chewens
-------------------------
Michael J. Chewens
Senior Executive Vice President Chief
Financial Officer and Corporate Secretary
May 5, 2005

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to NBT Bancorp Inc. and will be retained by NBT Bancorp Inc. and furnished to the Securities and Exchange
Commission or its staff upon request.