Form 10-Q
period 2005-08-05
NBT BANCORP INC
filed 2005-08-08
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
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
Yes [X] No [ ]

As of July 29, 2005, there were 32,521,095 shares outstanding of the Registrant's common stock, $0.01 par value.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended June 30, 2005

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1	Interim Financial Statements (Unaudited)

Consolidated Balance Sheets at June 30, 2005, December 31, 2004 and June 30, 2004

Consolidated Statements of Income for the three and six-month periods ended June 30, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the six-month periods ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2005 and 2004

Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2005 and 2004

Notes to Unaudited Interim Consolidated Financial Statements

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures about Market Risk

Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

INDEX TO EXHIBITS

NBT Bancorp Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)	June 30, 2005	December 31, 2004	June 30, 2004
(in thousands, except share and per share data)

ASSETS
Cash and due from banks	$118,358	$98,437	$102,705
Short-term interest bearing accounts	6,078	8,286	7,240
Securities available for sale, at fair value	961,944	952,542	980,097
Securities held to maturity (fair value - $89,465, $82,712 and $80,390)	88,771	81,782	79,766
Federal Reserve and Federal Home Loan Bank stock	39,442	36,842	35,994
Loans and leases	2,995,964	2,869,921	2,753,625
Less allowance for loan and lease losses	46,411	44,932	43,482
Net loans	2,949,553	2,824,989	2,710,143
Premises and equipment, net	64,133	63,743	62,008
Goodwill	47,544	45,570	47,521
Intangible assets, net	4,092	2,013	2,189
Bank owned life insurance	32,968	32,302	31,609
Other assets	68,481	65,798	66,102
TOTAL ASSETS	$4,381,364	$4,212,304	$4,125,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand (noninterest bearing)	$569,046	$520,218	$490,573
Savings, NOW, and money market	1,386,720	1,435,561	1,494,278
Time	1,222,293	1,118,059	1,055,758
Total deposits	3,178,059	3,073,838	3,040,609
Short-term borrowings	384,171	338,823	349,144
Trust preferred debentures	18,720	18,720	18,720
Long-term debt	419,377	394,523	369,567
Other liabilities	50,288	54,167	39,659
Total liabilities	4,050,615	3,880,071	3,817,699

Stockholders’ equity:
Common stock, $0.01 par value; shares authorized- 50,000,000;
Shares issffued 34,400,961, 34,401,008 and 34,401,041at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	344	344	344
Additional paid-in-capital	209,471	209,523	209,396
Retained earnings	159,378	145,812	133,146
Unvested stock awards	(747)	(296)	(413)
Accumulated other comprehensive income (loss)	2,240	4,989	(2,641)
Treasury stock at cost 2,030,509, 1,544,247, and 1,786,211 shares at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	(39,937)	(28,139)	(32,157)
Total stockholders’ equity	330,749	332,233	307,675
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,381,364	$4,212,304	$4,125,374
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Income (unaudited)	2005	2004	2005	2004
(in thousands, except per share data)
Interest, fee and dividend income:
Interest and fees on loans and leases	$46,260	$39,635	$90,204	$79,529
Securities available for sale	10,226	10,313	20,473	21,082
Securities held to maturity	831	755	1,634	1,552
Other	549	235	1,016	502
Total interest, fee and dividend income	57,866	50,938	113,327	102,665

Interest expense:
Deposits	12,018	9,674	22,738	19,719
Short-term borrowings	2,207	794	4,068	1,587
Long-term debt	4,032	3,627	7,840	7,242
Trust preferred debentures	285	163	543	343
Total interest expense	18,542	14,258	35,189	28,891
Net interest income	39,324	36,680	78,138	73,774
Provision for loan and lease losses	2,320	2,428	4,116	4,552
Net interest income after provision for loan and lease losses	37,004	34,252	74,022	69,222

Noninterest income:
Trust	1,251	1,142	2,503	2,249
Service charges on deposit accounts	4,311	4,090	8,240	8,127
ATM and debit card fees	1,544	1,396	2,944	2,654
Broker/dealer and insurance fees	736	1,783	2,088	3,514
Net securities gains	51	29	47	38
Bank owned life insurance income	333	409	666	794
Retirement plan administration fees	1,156	-	2,019	-
Other	1,673	1,140	3,259	3,056
Total noninterest income	11,055	9,989	21,766	20,432

Noninterest expenses:
Salaries and employee benefits	14,848	12,542	30,071	26,655
Office supplies and postage	1,121	1,143	2,271	2,174
Occupancy	2,550	2,446	5,338	5,044
Equipment	1,931	1,781	4,027	3,634
Professional fees and outside services	1,381	1,424	3,056	3,056
Data processing and communications	2,530	2,852	5,188	5,544
Amortization of intangible assets	142	71	260	142
Loan collection and other real estate owned	208	99	609	471
Other operating	3,985	3,505	6,757	6,345
Total noninterest expenses	28,696	25,863	57,577	53,065
Income before income tax expense	19,363	18,378	38,211	36,589
Income tax expense	6,235	5,810	12,294	11,650
Net income	$13,128	$12,568	$25,917	$24,939
Earnings per share:
Basic	$0.41	$0.38	$0.80	$0.76
Diluted	$0.40	$0.38	$0.79	$0.75
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Unvested Stock Awards	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
(in thousands, except per share data)

Balance at December 31, 2003	$344	$209,267	$120,016	$(197)	$7,933	$(27,329)	$310,034
Net income			24,939				24,939
Cash dividends - $0.36 per share			(11,809)				(11,809)
Purchase of 351,331 treasury shares						(7,558)	(7,558)
Issuance of 134,147 shares to employee benefit plans and other stock plans, including tax benefit		70				2,494	2,564
Grant of 24,371 shares of restricted stock awards		59		(312)		253	-
Forfeited 963 shares of restricted stock				17		(17)	-
Amortization of restricted stock awards				79			79
Other comprehensive loss					(10,574)		(10,574)
Balance at June 30, 2004	$344	$209,396	$133,146	$(413)	$(2,641)	$(32,157)	$307,675

Balance at December 31, 2004	$344	$209,523	$145,812	$(296)	$4,989	$(28,139)	$332,233
Net income			25,917				25,917
Cash dividends - $0.38 per share			(12,351)				(12,351)
Purchase of 671,543 treasury shares						(15,339)	(15,339)
Issuance of 160,606 shares to employee benefit plans and other stock plans, including tax benefit		(17)				2,875	2,858
Grant of 24,675 shares of restricted stock awards		(35)		(631)		666	-
Amortization of restricted stock awards				180			180
Other comprehensive loss					(2,749)		(2,749)
Balance at June 30, 2005	$344	$209,471	$159,378	$(747)	$2,240	$(39,937)	$330,749
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Six Months Ended June 30,
Consolidated Statements of Cash Flows (unaudited)	2005	2004
(in thousands)

Operating activities:
Net income	$25,917	$24,939
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,116	4,552
Depreciation of premises and equipment	3,169	3,028
Net amortization on securities	731	1,459
Amortization of intangible assets	260	142
Amortization of restricted stock awards	180	79
Proceeds from sale of loans held for sale	3,338	23,398
Origination of loans held for sale	(3,694)	(1,025)
Net gains on sale of loans	(9)	(108)
Net gain on sale of other real estate owned	(160)	(652)
Net security gains	(47)	(38)
Net (increase) decrease in other assets	(1,198)	6,198
Net decrease in other liabilities	(3,776)	(6,210)
Net cash provided by operating activities	28,827	55,762
Investing activities:
Securities available for sale:
Proceeds from maturities	87,872	155,276
Proceeds from sales	27,868	12,794
Purchases	(130,357)	(185,197)
Securities held to maturity:
Proceeds from maturities	25,724	33,999
Purchases	(32,755)	(16,572)
Net purchases of FRB and FHLB stock	(2,600)	(1,951)
Cash paid for the acquisition of EPIC Advisor’s, Inc.	(6,130)	-
Cash received for the sale of M. Griffith Inc.	1,014	-
Net increase in loans	(128,450)	(140,095)
Purchase of premises and equipment, net	(3,368)	(2,593)
Proceeds from sales of other real estate owned	477	1,899
Net cash used in investing activities	(160,705)	(142,440)
Financing activities:
Net increase in deposits	104,221	39,253
Net increase in short-term borrowings	45,348	46,214
Proceeds from issuance of long term debt	24,854	30,000
Repayments of long-term debt	-	(30,133)
Proceeds from issuance of treasury shares to employee benefit plans and other stock plans, including tax benefit	2,858	2,564
Purchase of treasury stock	(15,339)	(7,558)
Cash dividends	(12,351)	(11,809)
Net cash provided by financing activities	149,591	68,531
Net increase (decrease) in cash and cash equivalents	17,713	(18,147)
Cash and cash equivalents at beginning of period	106,723	128,092
Cash and cash equivalents at end of period	$124,436	$109,945

Consolidated Statements of Cash Flows, Continued	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2005	2004

Cash paid during the period for:
Interest	$34,785	$29,705
Income taxes	13,262	7,335

Transfers:
Loans transferred to OREO	$135	$460

Dispositions:
Assets sold	$2,064	-

Acquisitions:
Fair value of assets acquired	$6,565	-
Fair value of liabilities assumed	435	-
See notes to unaudited interim consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Comprehensive Income (unaudited)	2005	2004	2005	2004
(in thousands)
Net income	$13,128	$12,568	$25,917	$24,939

Other comprehensive income (loss), net of tax
Unrealized holding gains (losses) arising during period [pre-tax amounts of $10,301, $(24,792), $(4,526) and $(17,548)]	6,194	(15,124)	(2,721)	(10,551)
Less: Reclassification adjustment for net gainsincluded in net income [pre-tax amounts of $(51), $(29), $(47) and $(38)]	(31)	(17)	(28)	(23)
Total other comprehensive income (loss)	6,163	(15,141)	(2,749)	(10,574)
Comprehensive income (loss)	$19,291	$(2,573)	$23,168	$14,365
See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiary
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

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

CNBF Capital Trust I (“Trust I”) is a Delaware statutory business trust formed in 1999, for the purpose of issuing $18 million in trust preferred securities and lending the proceeds to the Company. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. Trust I is a variable interest entity (VIEs) for which the Company is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003 (FIN 46R)).” In accordance with FIN 46R, which was implemented in the first quarter of 2004, the accounts of Trust I are not included in the Company’s consolidated financial statements.

Note 3.  New Accounting Pronouncements

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment”(“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for the next fiscal year that begins after June 15, 2005. The Company is continuing to evaluate the expected impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance.

In June, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The finalized FSP FAS 115-1 should be issued during the third quarter of 2005. The Company does not expect the impact of FSP FAS 115-1 will be material to its consolidated financial position, results of operations and cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period−specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non−discretionary profit−sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long−lived, non−financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at June 30, 2005 and 2004. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 5.  Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. At June 30, 2005, and December 31, 2004, commitments to extend credit and unused lines of credit totaled $505.6 million and $507.4 million. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $42.7 million at June 30, 2005 and $31.6 million at December 31, 2004. As of June 30, 2005, the fair value of standby letters of credit was not material to the Company’s consolidated financial statements.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended June 30,	2005	2004
(in thousands, except per share data)

Basic EPS:
Weighted average common shares outstanding	32,323	32,758
Net income available to common shareholders	$13,128	$12,568
Basic EPS	$0.41	$0.38

Diluted EPS:
Weighted average common shares outstanding	32,323	32,758
Dilutive potential common stock	261	326
Weighted average common shares and common share equivalents	32,584	33,084
Net income available to common shareholders	$13,128	$12,568

Diluted EPS	$0.40	$0.38

Six months ended June 30,	2005	2004
(in thousands, except per share data)

Basic EPS:
Weighted average common shares outstanding	32,497	32,777
Net income available to common shareholders	$25,917	$24,939
Basic EPS	$0.80	$0.76

Diluted EPS:
Weighted average common shares outstanding	32,497	32,777
Dilutive potential common stock	282	352
Weighted average common shares and common share equivalents	32,779	33,129
Net income available to common shareholders	$25,917	$24,939

Diluted EPS	$0.79	$0.75

There were 382,197 stock options for the quarter ended June 30, 2005 and 337,393 stock options for the quarter ended June 30, 2004 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods. There were 357,132 stock options for the six months ended June 30, 2005 and 337,393 stock options for the six months ended June 30, 2004 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

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

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options and employee stock purchase plan under SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$13,128	$12,568	$25,917	$24,939
Add: Stock-based compensation expense included in reported net income, net of related tax effects	98	26	164	49
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects
	(389)	(289)	(633)	(571)
Pro forma net income	$12,837	$12,305	$25,448	$24,417

Net income per share:
Basic - as reported	$0.41	$0.38	$0.80	$0.76
Basic - Pro forma	$0.40	$0.38	$0.78	$0.74

Diluted - as reported	$0.40	$0.38	$0.79	$0.75
Diluted - Pro forma	$0.39	$0.37	$0.77	$0.74

The Company granted 379,333 stock options for the six months ended June 30, 2005 with a weighted average exercise price of $23.11 per share compared to 343,552 stock options granted for the six months ended June 30, 2004 with a weighted average exercise price of $22.15 per share. The per share weighted average fair value of the stock options granted for the six months ended June 30, 2005 and 2004 was $5.86 and $5.81. The assumptions used for the grants noted above were as follows:

	Six months ended June 30, 2005	Six months ended June 30, 2004
Dividend Yield	3.17% - 3.70%	3.01% - 3.14%
Expected Volatility	29.16% - 30.00%	31.48% - 31.51%
Risk-free interest rate	3.85% - 4.03%	3.56% - 3.90%
Expected life	7 years	7 years

The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option-pricing model. This model was developed for use in estimating fair value of publicly traded options that have no vesting restrictions and are fully transferable. Additionally, the model requires the input of highly subjective assumptions. Because the Company’s employee and director stock options have characteristics significantly different from those of publicly traded stock options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes option-pricing model does not provide a single measure of the fair value of the Company’s employee and director stock options.

Note 8.  Goodwill and Intangible Assets

A summary of goodwill by operating subsidiaries follows:
(in thousands)	January 1, 2004	Goodwill Acquired	Goodwill Disposed	June 30, 2004
NBT Bank, N.A.	$44,520	-	-	$44,520
NBT Financial Services, Inc.	3,001	-	-	3,001
Total	$47,521	$-	$-	$47,521

(in thousands)	January 1, 2005	Goodwill Acquired	Goodwill Disposed	June 30, 2005
NBT Bank, N.A.	$44,520	-	-	$44,520
NBT Financial Services, Inc.	1,050	3,024	1,050	3,024
Total	$45,570	$3,024	$1,050	$47,544

In January 2005, the Company acquired EPIC Advisors, Inc., a 401(k) record keeping firm located in Rochester, NY. In that transaction, the Company recorded customer relationship intangible assets of $2.1 million and non-compete provision intangible assets of $0.2 million, which have amortization periods of 13 years and 5 years, respectively. Also in connection with the acquisition, the Company recorded $3.0 million in goodwill.

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

A summary of core deposit and other intangible assets follows:
	June 30,
	2005	2004
(in thousands)
Core deposit intangibles:
Gross carrying amount	$2,186	$2,186
Less: accumulated amortization	1,446	1,214
Net Carrying amount	740	972

Other intangibles:
Gross carrying amount	3,197	857
Less: accumulated amortization	362	191
Net Carrying amount	2,835	666

Other intangibles not subject to amortization: Pension asset	517	551

Total intangibles with definite useful lives:
Gross carrying amount	5,900	3,594
Less: accumulated amortization	1,808	1,405
Net Carrying amount	$4,092	$2,189

Amortization expense on finite-lived intangible assets is expected to total $0.4 million for the remainder of 2005, $0.5 million for each of 2006 and 2007, $0.4 million for 2008 and $0.3 million for 2009 and $2.0 million thereafter.

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

The Components of pension expense and postretirement expense are set forth below (in thousands):

	Three months ended June 30,		Six months ended June 30,
Pension plan:	2005	2004	2005	2004
Service cost	$469	$427	$938	$854
Interest cost	561	533	1,122	1,066
Expected return on plan assets	(947)	(934)	(1,894)	(1,868)
Net amortization	374	64	748	128
Total	$457	$90	$914	$180

Postretirement Health Plan:	2005	2004	2005	2004
Service cost	$9	$9	$18	$18
Interest cost	67	68	134	136
Net amortization	(15)	(10)	(30)	(20)
Total	$61	$67	$122	$134

Note 10.   Business Combination

On June 14, 2005, NBT announced that it had agreed to acquire CNB Bancorp, Inc. (CNB), with total assets at March 31, 2005, of approximately $420 million, which is headquartered in Gloversville, NY. The consideration to be paid in the merger will be 45% cash and 55% stock. Shareholders of CNB will be able to elect to receive either $38.00 in cash or 1.64 shares of Company common stock, for each share of CNB common stock, subject to customary proration and allocation procedures. The merger is expected to close in the fourth quarter of 2005 pending regulatory and CNB shareholder approval.

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

FORWARD LOOKING STATEMENTS

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,”“believe,”“expect,”“forecasts,”“projects,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may effect interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards or tax laws, may adversely affect the businesses in which the Company is engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; (7) adverse changes may occur in the securities markets or with respect to inflation; (8) acts of war or terrorism; (9) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (10) internal control failures; (11) the costs that will be incurred from the CNB acquisition and the risk of not obtaining regulatory or CNB shareholder approval; and (12) the Company’s success in managing the risks involved in the foregoing.

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

Overview

The Company earned net income of $13.1 million ($0.40 diluted earnings per share) for the three months ended June 30, 2005 compared to net income of $12.6 million ($0.38 diluted earnings per share) for the three months ended June 30, 2004. The quarter to quarter increase in net income from 2005 to 2004 was primarily the result of increases in net interest income of $2.6 million and noninterest income of $1.1 million offset by increases in total noninterest expense of $2.8 million and income tax expense of $0.4 million. The increase in net interest income resulted primarily from 9% growth in average loans during the three months ended June 30, 2005 compared to the same period in 2004. The increase in noninterest income was due mainly to $1.2 million in retirement plan administration fees associated with the acquisition of EPIC Advisors, Inc., in January 2005, as well as increases in service charges on deposit accounts, ATM and debit card fees and other income offset by a decrease in broker/dealer and insurance revenue of $1.0 million from the sale of M. Griffith Inc. in March 2005. The increase in total noninterest expense was due primarily to increases in salaries and employee benefits of $2.3 million and other expense of $0.5 million. The increase in income tax expense resulted primarily from an increase in income before taxes of $1.0 million period over period.

The Company earned net income of $25.9 million ($0.79 diluted earnings per share) for the six months ended June 30, 2005 compared to net income of $24.9 million ($0.75 diluted earnings per share) for the six months ended June 30, 2004. The increase in net income from 2005 to 2004 was primarily the result of increases in net interest income of $4.4 million and noninterest income of $1.3 million offset by increases in total noninterest expense of $4.5 million and income tax expense of $0.6 million. The increase in net interest income resulted primarily from 9% growth in average loans during the six months ended June 30, 2005 compared to the same period in 2004. The increase in noninterest income was due mainly to $2.0 million in retirement plan administration fees associated with the previously mentioned acquisition of EPIC Advisors, Inc., as well as increases in trust fees, service charges on deposit accounts, ATM and debit card fees and other income offset by a decrease in broker/dealer and insurance revenue of $1.4 million from the previously mentioned sale of M. Griffith Inc. The increase in total noninterest expense was due primarily to increases in salaries and employee benefits of $3.4 million, occupancy of $0.3 million, equipment expense of $0.4 million and other expense of $0.4 million. The increase in income tax expense resulted mainly from an increase in income before taxes of $1.6 million period over period.

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

Table 1 Performance Measurements
2005	First Quarter	Second Quarter	Six Months
Return on average assets (ROAA)	1.23%	1.22%	1.23%
Return on average equity (ROE)	15.74%	16.21%	15.99%
Net interest margin (Federal taxable equivalent)	4.09%	4.02%	4.06%

2004
Return on average assets (ROAA)	1.23%	1.24%	1.24%
Return on average equity (ROE)	15.73%	16.05%	15.89%
Net interest margin (Federal taxable equivalent)	4.10%	3.99%	4.04%

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

Federal taxable equivalent (FTE) net interest income increased $2.6 million during the three months ended June 30, 2005 compared to the same period of 2004. The increase in FTE net interest income resulted primarily from 6% growth in average earning assets. The Company’s interest rate spread declined 4 bp during the three months ended June 30, 2005 compared to the same period in 2004. The yield on earning assets for the period increased 36 bp to 5.86% for the three months ended June 30, 2005 from 5.50% for the same period in 2004. Meanwhile, the rate paid on interest-bearing liabilities increased 40 bp, to 2.18% for the three months ended June 30, 2005 from 1.78% for the same period in 2004.

Total FTE interest income for the three months ended June 30, 2005 increased $6.9 million compared to the same period in 2004, a result of the previously mentioned increase in average earning assets as well as the increase in yield on earning assets of 36 bp. The growth in earning assets during the period was driven primarily by growth in average loans and leases of 9%. The growth in average loans and leases resulted primarily from growth in commercial and consumer loans. The increase in the yield on earning assets can be primarily attributed to variable rate earning assets that are tied to the Prime lending rate, which has increased 200 bp since July 1, 2004.

During the same time period, total interest expense increased $4.3 million, primarily the result of the 200 bp increase in the Federal Funds rate since July 1, 2004, which impacts the Company’s short-term borrowing and short-term time deposit rates. Additionally, average interest-bearing liabilities increased $180.2 million for the three months ended June 30, 2005 when compared to the same period in 2004. Total average interest-bearing deposits increased $101.6 million for the three months ended June 30, 2005 when compared to the same period in 2004. The rate paid on average interest-bearing deposits increased 29 bp from 1.52% for the three months ended June 30, 2004 to 1.81% for the same period in 2005. The increase interest-bearing deposits resulted primarily from increase in time deposits, which were up $179.7 million for the three months ended June 30, 2005 as compared to the same period in 2004. The increase in time deposits was driven mainly by an increase in municipal time deposits. Total borrowings increased $78.6 million for the three months ended June 30, 2005 compared to the same period in 2004, primarily from loan growth exceeding deposit growth.

Another important performance measurement of net interest income is the net interest margin. Net interest margin increased slightly to 4.02% for the three months ended June 30, 2005, from 3.99% for the comparable period in 2004. The margin remained stable for the three months ended June 30, 2005, despite recent increases in the discount rate from 1.25% to 3.25% charged by the Federal Reserve Bank which drives short-term interest rates. The Company thus far has been successful in lagging deposit pricing increases and offsetting the impact of increased short-term borrowing costs from increases in prime-based earning assets and investing cash flow from loan and securities repayments at relatively similar or higher rates. Additionally, average demand deposits are up 8% for the three months ended June 30, 2005, compared to the same period in 2004, as this deposit source provides a positive benefit towards the Company’s net interest margin.

Federal taxable equivalent (FTE) net interest income increased $4.3 million during the six months ended June 30, 2005 compared to the same period of 2004. The increase in FTE net interest income resulted primarily from 9% growth in average loans. The Company’s interest rate spread declined 3 bp to 3.74% for the six months ended June 30, 2005 compared to 3.77% for the same period in 2004. However, the Company’s net interest margin increased 2 bp during this same period, to 4.06% for the six months ended June 30, 2005 from 4.04% for the same period a year ago. The increase in the Company’s net interest margin is primarily attributable to an 8% increase in average demand deposits. The yield on earning assets increased 26 bp to 5.84% for the six months ended June 30, 2005 from 5.58% for the same period in 2004. Meanwhile, the rate paid on interest-bearing liabilities increased 29 bp, to 2.10% for the six months ended June 30, 2005 from 1.81% for the same period in 2004.

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

	Three months ended June 30,
	2005			2004
(dollars in thousands)	Average Balance	Interest	Yield/Rates	Average Balance	Interest	Yield/Rates
ASSETS
Short-term interest bearing accounts	$6,411	$45	2.81%	$7,282	$58	3.20%
Securities available for sale (2)	955,166	10,724	4.50%	974,046	10,922	4.51%
Securities held to maturity (2)	88,401	1,227	5.57%	87,802	1,082	4.95%
Investment in FRB and FHLB Banks	36,617	504	5.52%	33,301	178	2.15%
Loans (1)	2,943,631	46,401	6.32%	2,698,654	39,762	5.92%
Total earning assets	4,030,226	58,901	5.86%	3,801,085	52,002	5.50%
Other assets	276,778			272,059
Total assets	$4,307,004			$4,073,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Money market deposit accounts	$400,083	$1,633	1.64%	$455,579	$1,335	1.18%
NOW deposit accounts	444,284	527	0.48%	457,314	538	0.47%
Savings deposits	572,070	1,007	0.71%	581,589	926	0.64%
Time deposits	1,240,760	8,851	2.86%	1,061,108	6,875	2.60%
Total interest bearing deposits	2,657,197	12,018	1.81%	2,555,590	9,674	1.52%
Short-term borrowings	320,151	2,207	2.76%	283,701	794	1.13%
Trust preferred debentures	18,720	285	6.10%	18,720	163	3.50%
Long-term debt	411,732	4,032	3.93%	369,611	3,627	3.94%
Total interest bearing liabilities	3,407,800	18,542	2.18%	3,227,622	14,258	1.78%
Demand deposits	521,348			483,650
Other liabilities	53,055			46,892
Stockholders’ equity	324,801			314,980
Total liabilities and stockholders’ equity	4,307,004			4,073,144
Net interest income (FTE basis)		40,359			37,744
Interest rate spread			3.68%			3.72%
Net interest margin			4.02%			3.99%
Taxable equivalent adjustment		1,035			1,064
Net interest income		$39,324			$36,680

(1) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(2) Securities are shown at average amortized cost.

	Six months ended June 30,
	2005			2004
(dollars in thousands)	Average Balance	Interest	Yield/Rates	Average Balance	Interest	Yield/Rates
ASSETS
Short-term interest bearing accounts	$6,569	$84	2.58%	$7,761	$149	3.86%
Securities available for sale (2)	954,013	21,498	4.55%	969,347	22,309	4.63%
Securities held to maturity (2)	86,602	2,403	5.61%	91,878	2,227	4.87%
Investment in FRB and FHLB Banks	36,576	932	5.15%	33,648	354	2.11%
Loans (1)	2,910,426	90,477	6.28%	2,672,384	79,789	6.00%
Total earning assets	3,994,186	115,394	5.84%	3,775,018	104,828	5.58%
Other assets	278,321			277,696
Total assets	$4,272,507			$4,052,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Money market deposit accounts	$408,382	$3,084	1.53%	$438,225	$2,536	1.16%
NOW deposit accounts	447,849	1,039	0.47%	454,414	1,119	0.49%
Savings deposits	572,272	1,983	0.70%	568,101	1,930	0.68%
Time deposits	1,202,462	16,632	2.79%	1,077,779	14,134	2.64%
Total interest bearing deposits	2,630,965	22,738	1.75%	2,538,519	19,719	1.56%
Short-term borrowings	324,912	4,068	2.53%	286,658	1,587	1.11%
Trust preferred debentures	18,720	543	5.86%	17,869	357	4.02%
Long-term debt	403,170	7,840	3.93%	369,650	7,241	3.94%
Total interest bearing liabilities	3,377,767	35,189	2.10%	3,212,696	28,904	1.81%
Demand deposits	513,447			476,186
Other liabilities	53,933			48,310
Stockholders’ equity	327,360			315,522
Total liabilities and stockholders’ equity	$4,272,507			4,052,714
Net interest income (FTE basis)		80,205			75,924
Interest rate spread			3.74%			3.77%
Net interest margin			4.06%			4.04%
Taxable equivalent adjustment		2,067			2,150
Net interest income		$78,138			$73,774

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
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(7)	$(6)	$(13)
Securities available for sale	(212)	14	(198)
Securities held to maturity	7	138	145
Investment in FRB and FHLB Banks	19	307	326
Loans	3,752	2,887	6,639
Total (FTE) interest income	3,235	3,664	6,899

Money market deposit accounts	(178)	476	298
NOW deposit accounts	(15)	4	(11)
Savings deposits	(15)	96	81
Time deposits	1,238	738	1,976
Short-term borrowings	114	1,299	1,413
Trust preferred debentures	-	122	122
Long-term debt	412	(7)	405
Total interest expense	832	3,452	4,284

Change in FTE net interest income	$2,403	$212	$2,615

Six months ended June 30,	Increase (Decrease) 2005 over 2004
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(20)	$(45)	$(65)
Securities available for sale	(350)	(461)	(811)
Securities held to maturity	(133)	309	176
Investment in FRB and FHLB Banks	33	545	578
Loans	7,307	3,381	10,688
Total (FTE) interest income	6,231	4,335	10,566

Money market deposit accounts	(182)	730	548
NOW deposit accounts	(16)	(64)	(80)
Savings deposits	14	39	53
Time deposits	1,696	802	2,498
Short-term borrowings	237	2,244	2,481
Trust preferred debentures	18	168	186
Long-term debt	652	(53)	599
Total interest expense	1,543	4,742	6,285

Change in FTE net interest income	$4,688	$(407)	$4,281

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
(in thousands)
Service charges on deposit accounts	$4,311	$4,090	$8,240	$8,127
ATM and debit card fees	1,544	1,396	2,944	2,654
Broker/dealer and insurance fees	736	1,783	2,088	3,514
Trust	1,251	1,142	2,503	2,249
Net securities (losses) gains	51	29	47	38
Retirement plan administration fees	1,156	-	2,019	-
Bank owned life insurance income	333	409	666	794
Other	1,673	1,140	3,259	3,056
Total	$11,055	$9,989	$21,766	$20,432

Noninterest income for the quarter ended June 30, 2005 was $11.1 million, up $1.1 million or 11% from $10.0 million for the same period in 2004. Retirement plan administration fees were $1.2 million. This is a new service from our acquisition of EPIC Advisors, Inc. in January 2005. Other income increased $0.5 million from increases in consumer and commercial banking fees and title search revenue. Offsetting these increases was a $1.0 million decrease in broker/dealer and insurance revenue from the sale of the Company’s broker/dealer subsidiary M. Griffith Inc. in March 2005.

Noninterest income for the six months ended June 30, 2005 was $21.8 million, up $1.3 million or 7% from $20.4 million for the same period in 2004. Retirement plan administration fees totaled $2.0 million from the previously mentioned acquisition of EPIC Advisors, Inc. in January 2005. ATM and debit card fees increased $0.3 million compared with the same period a year ago, due to growth from transaction deposit accounts, which has led to an increase in the Company’s debit card base. Offsetting these increases was a $1.4 million decrease in broker/dealer and insurance revenue from the previously mentioned sale of the Company’s broker/dealer subsidiary M. Griffith Inc. in March 2005.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
(in thousands)
Salaries and employee benefits	$14,848	$12,542	$30,071	$26,655
Occupancy	2,550	2,446	5,338	5,044
Equipment	1,931	1,781	4,027	3,634
Data processing and communications	2,530	2,852	5,188	5,544
Professional fees and outside services	1,381	1,424	3,056	3,056
Office supplies and postage	1,121	1,143	2,271	2,174
Amortization of intangible assets	142	71	260	142
Loan collection and other real estate owned	208	99	609	471
Other	3,985	3,505	6,757	6,345
Total noninterest expense	$28,696	$25,863	$57,577	$53,065

Noninterest expense for the quarter ended June 30, 2005 was $28.7 million, up from $25.9 million for the same period in 2004. Salaries and employee benefits for the quarter ended June 30, 2005, increased $2.3 million over the same period in 2004, mainly from higher salaries from merit increases and higher incentive compensation costs. Other operating expense for the quarter ended June 30, 2005, increased $0.5 million compared with the same period in 2004, primarily from increases in insurance costs and consumer banking expenses.

Noninterest expense for the six months ended June 30, 2005 was $57.6 million, up $4.5 million from $53.1 million for the same period in 2004. The increase in noninterest expense was driven by increases in salaries and employee benefits, occupancy and equipment expense. Salaries and employee benefits increased $3.4 million, mainly from increases in salary expense and employee benefit expense, reflecting merit increases as well as higher pension and incentive compensation costs. Occupancy expense increased $0.3 million from branch expansion in the Albany, Binghamton and northeastern Pennsylvania markets. Equipment expense increased $0.4 million, principally from ATM and technology upgrades.

Income Taxes

Income tax expense was $6.2 million for the three months ended June 30, 2005 compared to $5.8 million for the same period in 2004. The effective tax rate was 32.2% for the three months ended June 30, 2005 and 31.6% for the same period in 2004. Income tax expense was $12.3 million for the six months ended June 30, 2005 compared to $11.7 million for the same period in 2004. The effective tax rate was 32.2% for the six months ended June 30, 2005 and 31.8% for the same period in 2004.

ANALYSIS OF FINANCIAL CONDITION

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:
	June 30, 2005	December 31, 2004	June 30, 2004
(in thousands)
Residential real estate mortgages	$706,244	$721,615	$688,631
Commercial and commercial real estate mortgages	1,066,280	1,018,548	1,006,727
Real estate construction and development	146,389	136,934	104,516
Agricultural and agricultural real estate mortgages	110,382	108,181	106,215
Consumer	450,942	412,139	411,117
Home equity	434,509	391,807	366,720
Lease financing	81,218	80,697	69,699
Total loans and leases	$2,995,964	$2,869,921	$2,753,625

Total loans and leases were $3.0 billion, or 68.3% of assets, at June 30, 2005, and $2.9 billion at December 31, 2004, and $2.8 billion, or 66.7%, at June 30, 2004. Total loans and leases increased $242.3 million or 9% at June 30, 2005 over June 30, 2004. The solid year over year loan growth was driven mainly by increases in home equity loans of $67.8 million or 18%, primarily from market expansion and continued success in marketing this product throughout the Company’s branch network. Commercial loans and commercial mortgages increased $59.6 million or 6% year over year, as the Company has been successful in generating new business in the Albany, Binghamton, and Northeastern Pennsylvania markets. This market expansion has also helped drive the increase in real estate construction and development loans of $41.9 million. Consumer loans increased $39.8 million, mainly from increases in indirect automobile loans. Leases increased $11.5 million or 17% from an expanded presence in the Northeastern Pennsylvania market. Lastly, residential real estate mortgages, increased $17.6 million or 3% when compared to June 30, 2004. The modest growth in the residential mortgage portfolio resulted mainly from limiting the Company’s exposure to long-term interest rate risk by pricing 30-year mortgages above market rates. Furthermore, the Company began selling 20-year and 30-year residential mortgages from its pipeline in the second quarter 2005. At June 30, 2005, commercial loans, including commercial mortgages, represented approximately 44% of the loan and lease portfolio, while consumer loans and leases and residential mortgages represented 32% and 24%, respectively.

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

Average total earning securities decreased $15.0 million for the three months ended June 30, 2005 when compared to the same period in 2004. The average balance of securities available for sale decreased $18.9 million for the three months ended June 30, 2005 when compared to the same period in 2004. The average balance of securities held to maturity remained relatively unchanged for the three months ended June 30, 2005, compared to the same period in 2004. The average total securities portfolio represents 27% of total average earning assets for the three months ended June 30, 2005 down from 29% for the same period in 2004. The decrease in the securities portfolio for the period was primarily due to the Company’s efforts to limit exposure to rising interest rates.

The following details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	At June 30,
	2005	2004

Mortgage-backed securities:
With maturities 15 years or less	42%	51%
With maturities greater than 15 years	6%	9%
Collateral mortgage obligations	15%	9%
Municipal securities	15%	14%
US agency notes	18%	12%
Other	4%	5%
Total	100%	100%

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at June 30, 2005 was 1.55% compared to 1.57% at December 31, 2004 and 1.58% at June 30, 2004. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Table 4 Allowance for Loan Losses
	Three months ended June 30,
(dollars in thousands)	2005		2004
Balance, beginning of period	$45,389		$43,303
Recoveries	1,333		722
Charge-offs	(2,631)		(2,971)
Net charge-offs	(1,298)		(2,249)
Provision for loan losses	2,320		2,428
Balance, end of period	$46,411		$43,482
Composition of Net Charge-Offs
Commercial and agricultural	$(389)	30%	$(1,190)	53%
Real estate mortgage	149	(12)%	(50)	2%
Consumer	(1,058)	82%	(1,009)	45%
Net charge-offs	$(1,298)	100%	$(2,249)	100%
Annualized net charge-offs to average loans	0.18%		0.34%

	Six months ended June 30,
(dollars in thousands)	2005		2004
Balance, beginning of period	$44,932		$42,651
Recoveries	2,412		1,551
Charge-offs	(5,049)		(5,272)
Net charge-offs	(2,637)		(3,721)
Provision for loan losses	4,116		4,552
Balance, end of period	$46,411		$43,482
Composition of Net Charge-Offs
Commercial and agricultural	$(494)	19%	$(1,314)	35%
Real estate mortgage	(177)	7%	(69)	2%
Consumer	(1,966)	74%	(2,338)	63%
Net charge-offs	$(2,637)	100%	$(3,721)	100%
Annualized net charge-offs to average loans	0.18%		0.28%

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

Total nonperforming assets were $13.9 million at June 30, 2005, and $16.6 million at December 31, 2004, and $14.2 million at June 30, 2004. The decrease in nonperforming assets when compared to December 31, 2004 resulted primarily from the sale of approximately $5 million in nonperforming loans during the quarter ended June 30, 2005. Nonaccrual loans decreased from $15.0 million at December 31, 2004 to $13.0 million at June 30, 2005, primarily from the previously mention sale of nonperforming loans. OREO has remained at relatively low levels throughout 2005 and 2004, as the Company’s nonperfoming loans have remained relatively stable and credit quality remains solid.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $66.5 million in potential problem loans at June 30, 2005 as compared to $48.0 million at December 31, 2004. The increase in potential problem loans resulted mainly from the downgrade of one large commercial loan relationship totaling $15 million to substandard during the three months ended March 31, 2005. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At June 30, 2005, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

Net charge-offs totaled $1.3 million for the three months ended June 30, 2005, down $0.9 million from the $2.2 million charged-off during the same period in 2004. The decrease in net charge-offs resulted primarily from larger recoveries during the three months ended June 30, 2005 in commercial and residential mortgage loans. The provision for loan and lease losses totaled $2.3 million for the three months ended June 30, 2005, down slightly from the $2.4 million provided during the same period in 2004.

Net charge-offs totaled $2.6 million for the six months ended June 30, 2005, down $1.1 million from the $3.7 million charged-off during the same period in 2004. The decrease in net charge-offs resulted primarily from larger commercial recoveries during the six months ended June 30, 2005. The provision for loan and lease losses totaled $4.1 million for the six months ended June 30, 2005, down from the $4.6 million provided during the same period in 2004. The decrease in the provision for loan and lease losses for the six months ended June 30, 2005 compared to the same period a year ago resulted mainly from lower net charge-offs and an improvement in credit quality ratios.

Table 5 Nonperforming Assets
(dollars in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Commercial and agricultural	$8,971	$10,550	$8,282
Real estate mortgage	2,229	2,553	2,353
Consumer	1,841	1,888	2,605
Total nonaccrual loans	13,041	14,991	13,240
Loans 90 days or more past due and still accruing:
Commercial and agricultural	3	-	92
Real estate mortgage	-	737	185
Consumer	447	449	264
Total loans 90 days or more past due and still accruing	450	1,186	541
Total nonperforming loans	13,491	16,177	13,781
Other real estate owned (OREO)	395	428	365
Total nonperforming loans and OREO	13,886	16,605	14,146
Nonperforming securities	-	-	52
Total nonperforming assets	$13,886	$16,605	$14,198
Total nonperforming loans to loans and leases	0.45%	0.56%	0.50%
Total nonperforming assets to assets	0.32%	0.39%	0.34%
Total allowance for loan and lease losses to nonperforming loans	344.01%	277.75%	315.52%

Deposits

Total deposits were $3.2 billion at June 30, 2005, up $104.2 million from year-end 2004, and an increase of $137.5 million, or 5%, from the same period in the prior year. Total average deposits for the three months ended June 30, 2005 increased $139.3 million, or 5%, from the same period in 2004. The Company experienced an increase in time deposits, as average time deposits increased $179.7 million or 17%, for the three months ended June 30, 2005 compared to the same period in 2004, primarily from an increase in municipal time deposits. Meanwhile, average core deposits decreased $40.3 million or 2%, for the three months ended June 30, 2005 compared to the same period in 2004, mainly from a $55.5 million decrease in money market deposit accounts (primarily municipal money market accounts which migrated to time deposits). At June 30, 2005, total checking, savings and money market accounts represented 61.5% of total deposits compared to 65.3% at June 30, 2004.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $384.2 million at June 30, 2005 compared to $338.8 million and $349.1 million at December 31, and June 30, 2004, respectively. Long-term debt was $419.4 million at June 30, 2005, and was $394.5 million and $369.6 million at December 31, and June 30, 2004. For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” on page 35-36 in this discussion.

Capital Resources

Stockholders' equity of $330.7 million represents 7.5% of total assets at June 30, 2005, compared with $307.7 million, or 7.5% in the comparable period of the prior year, and $332.2 million, or 7.9% at December 31, 2004. The decline in tier 1 and total risked-based capital ratios resulted primarily from the repurchase of 671,543 shares of the Company’s common stock resulting in a $15.3 million reduction in stockholders’ equity during the six months ended June 30, 2005. The Company does not have a target dividend payout ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

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

Table 6
Capital Measurements 2005	March 31, 2005	June 30, 2005
Tier 1 leverage ratio	6.89%	6.91%
Tier 1 capital ratio	9.41%	9.23%
Total risk-based capital ratio	10.67%	10.48%
Cash dividends as a percentage of net income	48.57%	47.67%
Per common share:
Book value	$ 9.85	$ 10.22
Tangible book value	$ 8.25	$ 8.62
2004
Tier 1 leverage ratio	6.96%	6.90%
Tier 1 capital ratio	10.12%	9.74%
Total risk-based capital ratio	11.37%	11.00%
Cash dividends as a percentage of net income	45.20%	49.50%
Per common share:
Book value	$ 9.80	$ 9.43
Tangible book value	$ 8.29	$7.91

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 2.31 at June 30, 2005 and 2.37 in the comparable period of the prior year. The Company's price was 15.3 times trailing twelve months earnings at June 30, 2005, compared to 15.2 times for the same period last year.

Table 7 Quarterly Common Stock and Dividend Information
Quarter Ending	High	Low	Close	Cash Dividends Declared
2004
March 31	$23.00	$21.21	$22.50	$0.170
June 30	23.18	19.92	22.34	0.190
September 30	24.34	21.02	23.43	0.190
December 31	26.84	21.94	25.72	0.190
2005
March 31	$25.66	$21.48	$22.41	$0.190
June 30	$24.15	$20.10	$23.64	$0.190

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

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period. Three additional models are run with static balance sheets; (1) a gradual increase of 200 bp, (2) a gradual increase of 400 bp and (3) a gradual decrease of 200 bp takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing downward at a faster rate than interest bearing liabilities. The inability to effectively lower deposit rates will likely reduce or eliminate the benefit of lower interest rates. In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario. Net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing. If short-term rates continue to increase, the Company expects competitive pressures will likely result in core deposit pricing increases, which should lead to compression of net interest margin.

Net interest income for the next twelve months in the + 200/+ 400/- 200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2005 balance sheet position:

Table 8 Interest Rate Sensitivity Analysis
Change in interest rates (in basis points)	Percent change in net interest income
+400	(4.46%)
+200	(1.26%)
-200	(2.07%)

Under the flat rate scenario with a static balance sheet, net interest income is anticipated to remain relatively unchanged from annualized net interest income for the three months ended June 30, 2005. The growth in earning assets over the past several periods should offset the impact of net interest margin compression. If the Company cannot maintain the level of earning assets at June 30, 2005, the Company expects net interest income to decline for the remainder of the year.

The Company has taken several measures to mitigate net interest margin compression. The Company began originating 20-year and 30-year residential real estate mortgages with the intent to sell at the end of the second quarter of 2005. The Company’s anticipates a significant increase in residential real estate mortgage sales from its pipeline in the third quarter of 2005. The Company has also shortened the average life of its investment securities portfolio by limiting purchases of mortgage-backed securities and redirecting proceeds into short-duration CMOs and US Agency notes and bonds. Lastly, the Company has increased its long-term debt in the second quarter of 2005 to offset exposure to long-term earning assets.

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At June 30 2005, the Company’s Basic Surplus measurement was 5.1% of total assets or $224 million, which was above the Company’s minimum of 5% or $219 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At June 30, 2005, the Company Basic Surplus is tightening, as the Basic Surplus has decreased from 8.3% at June 30, 2004. If the Company’s Basic Surplus continues to tighten, the Company will likely utilize brokered time deposits or price retail time deposits or money market accounts in selected markets more competitively to fund loan and lease growth in the near term. These sources of funds are typically more costly than FHLB borrowings and may have an adverse effect on the Company’s net interest margin.

The Company’s primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company’s subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At June 30, 2005, approximately $45.2 million of the total stockholders’ equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

Item 4. Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

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

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans (1)
4/1/05 - 4/30/05	67,075	$21.64	27,675	929,507
5/1/05 - 5/31/05	89,785	$22.17	89,785	839,722
6/1/05 - 6/30/05	-	-	-	839,722
Total	156,860	$21.94	156,860	839,722

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

Item 3 -- Defaults Upon Senior Securities

None

Item 4 -- Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 3, 2005. At the Annual Meeting, stockholders approved the following:

1)	A proposal to fix the number of directors to sixteen. There were 25,580,722 votes cast for the proposal, 515,615 votes cast against the proposal, and 263,038 abstentions.

2)
The following directors were elected with terms expiring at the 2008 annual meeting of stockholders: Richard Chojnowski: 23,900,676 votes for election; 458,698 votes withheld.

Dr. Peter B. Gregory: 23,733,593 votes for election; 625,781 votes withheld.
Joseph A. Santangelo: 23,729,347 votes for election; 629,567 votes withheld
Janet H. Ingraham: 23,819,347 votes for election; 540,028 votes withheld.
Paul D. Horger: 20,759,467 votes for election; 3,599,907 votes withheld.

The following director was elected with a term expiring at the 2006 annual meeting of stockholders

Martin A. Dietrich: 23,554,788 votes for election; 804,587 votes withheld.

Continuing directors with terms expiring in 2007: Daryl R. Forsythe, William C. Gumble, William L Owens, Van Ness D. Robinson, and Patricia T. Civil.

Continuing directors with terms expiring in 2006 Andrew S. Kowalczyk, Jr. John C. Mitchell, Joseph G. Nasser, Michael H. Hutcherson, and Michael M. Murphy

Item 5 -- Other Information

On April 25, 2005, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.19 per share. The cash dividend will be paid on June 15, 2005 to stockholders of record as of June 1, 2005.

On June 14, 2005, NBT announced that it had agreed to acquire CNB Bancorp, Inc. (CNB), with total assets of approximately $420 million, which is headquartered in Gloversville, NY. The merger is expected to close in the fourth quarter of 2005 pending regulatory and CNB shareholder approval.

Item 6 -- Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Agreement and Plan of Merger by and between NBT Bancorp Inc., and CNB Bancorp, Inc., dated as of June 13, 2005 (Filed as Exhibit 2.1 to Registrant's Form 8-K, filed on June 14, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of NBT Bancorp Inc. (filed as Exhibit 3.1 to the Form 10-K of NBT Bancorp, Inc., filed on March 29, 2002 and incorporated herein by reference).

3.2	By-laws of NBT Bancorp Inc. (filed as Exhibit 3.2 to the Form 10-K of NBT Bancorp Inc., filed on March 29, 2002 and incorporated herein by reference).

4.1	Speciman common stock certificate for NBT's common stock (filed as Exhibit 4.3 to the Form S-4 of NBT Bancorp Inc. filed on August 2, 2005 and incorporated herein by reference).

4.2	Rights Agreement, dated as of November 15, 2004, between NBT Bancorp Inc. and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.1 to Registrant's Form 8-K, filed on Noember 18, 2004 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 8th day of August 2005.

NBT BANCORP INC.

By: /s/ MICHAEL J. CHEWENS
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

2.1	Agreement and Plan of Merger by and between NBT Bancorp Inc., and CNB Bancorp, Inc., dated as of June 13, 2005 (Filed as Exhibit 2.1 to Registrant's Form 8-K, filed on June 14, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of NBT Bancorp Inc. (filed as Exhibit 3.1 to the Form 10-K of NBT Bancorp, Inc., filed on March 29, 2002 and incorporated herein by reference).

3.2	By-laws of NBT Bancorp Inc. (filed as Exhibit 3.2 to the Form 10-K of NBT Bancorp Inc., filed on March 29, 2002 and incorporated herein by reference).

4.1	Speciman common stock certificate for NBT's common stock (filed as Exhibit 4.3 to the Form S-4 of NBT Bancorp Inc. filed on August 2, 2005 and incorporated herein by reference).

4.2	Rights Agreement, dated as of November 15, 2004, between NBT Bancorp Inc. and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.1 to Registrant's Form 8-K, filed on Noember 18, 2004 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

CERTIFICATIONS

I, Daryl R. Forsythe, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NBT Bancorp Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly were made, not misleading with respect to the period covered by this quarterly report;

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

Date: August 8, 2005

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

Date: August 8, 2005

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
----------
Sarbanes-Oxley Act of 2002
-----------------------------

The undersigned, the Chief Executive Officer of NBT Bancorp Inc. (the "Company"), hereby certifies that to his knowledge on the date hereof:

(a)	the Form 10-Q of the Company for the Quarterly Period Ended June 30, 2005, filed on the date hereof with the Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)	information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Daryl R. Forsythe
------------------------
Daryl R. Forsythe
Chairman and Chief Executive Officer
August 8, 2005

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
----------
Sarbanes-Oxley Act of 2002
-----------------------------

The undersigned, the Chief Financial Officer of NBT Bancorp Inc. (the "Company"), hereby certifies that to his knowledge on the date hereof:

(a)	the Form 10-Q of the Company for the Quarterly Period Ended June 30, 2005, filed on the date hereof with the Securities and Exchange Commission (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b)	information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael J. Chewens
-------------------------
Michael J. Chewens
Senior Executive Vice President Chief
Financial Officer and Corporate Secretary
August 8, 2005

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