Form 10-Q
period 2005-09-30
NBT BANCORP INC
filed 2005-11-07
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

As of October 31, 2005, there were 32,382,755 shares outstanding of the Registrant's common stock, $0.01 par value.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended September 30, 2005

NBT Bancorp Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)	September 30, 2005	December 31, 2004	September 30, 2004
(in thousands, except share and per share data)

ASSETS
Cash and due from banks	$134,131	$98,437	$119,424
Short-term interest bearing accounts	7,515	8,286	7,427
Securities available for sale, at fair value	942,770	952,542	978,925
Securities held to maturity (fair value - $89,887, $82,712 and $79,007)	89,660	81,782	77,826
Federal Reserve and Federal Home Loan Bank stock	36,842	36,842	37,042
Loans and leases	3,003,103	2,869,921	2,814,553
Less allowance for loan and lease losses	47,550	44,932	44,539
Net loans	2,955,553	2,824,989	2,770,014
Premises and equipment, net	63,611	63,743	62,557
Goodwill	47,544	45,570	47,521
Other intangible assets, net	3,950	2,013	2,084
Bank owned life insurance	33,306	32,302	31,957
Other assets	70,739	65,798	66,312
TOTAL ASSETS	$4,385,621	$4,212,304	$4,201,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand (noninterest bearing)	$583,289	$520,218	$506,652
Savings, NOW, and money market	1,409,114	1,435,561	1,513,197
Time	1,219,770	1,118,059	1,070,780
Total deposits	3,212,173	3,073,838	3,090,629
Short-term borrowings	356,193	338,823	319,620
Trust preferred debentures	18,720	18,720	18,720
Long-term debt	419,353	394,523	394,545
Other liabilities	47,014	54,167	52,197
Total liabilities	4,053,453	3,880,071	3,875,711

Stockholders’ equity:
Common stock, $0.01 par value; shares authorized- 50,000,000;Shares issued 34,400,946, 34,401,008 and 34,401,028 at September 30, 2005, December 31, 2004 and September 30, 2004, respectively	344	344	344
Additional paid-in-capital	209,604	209,523	209,383
Retained earnings	166,731	145,812	139,558
Unvested stock awards	(656)	(296)	(351)
Accumulated other comprehensive (loss) income	(3,733)	4,989	6,215
Treasury stock at cost 2,000,978, 1,544,247, and 1,641,115 shares at September 30, 2005, December 31, 2004 and September 30, 2004, respectively	(40,122)	(28,139)	(29,771)
Total stockholders’ equity	332,168	332,233	325,378
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,385,621	$4,212,304	$4,201,089
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Income (unaudited)	2005	2004	2005	2004
(in thousands, except per share data)
Interest, fee and dividend income:
Interest and fees on loans and leases	$48,784	$41,283	$138,988	$120,812
Securities available for sale	10,103	10,784	30,576	31,866
Securities held to maturity	860	731	2,494	2,283
Other	535	295	1,551	797
Total interest, fee and dividend income	60,282	53,093	173,609	155,758

Interest expense:
Deposits	12,842	9,743	35,580	29,462
Short-term borrowings	3,005	1,192	7,073	2,779
Long-term debt	4,176	3,861	12,016	11,103
Trust preferred debentures	308	245	851	588
Total interest expense	20,331	15,041	55,520	43,932
Net interest income	39,951	38,052	118,089	111,826
Provision for loan and lease losses	2,752	2,313	6,868	6,865
Net interest income after provision for loan and lease losses	37,199	35,739	111,221	104,961

Noninterest income:
Trust	1,292	1,182	3,795	3,431
Service charges on deposit accounts	4,314	4,159	12,554	12,286
ATM and debit card fees	1,631	1,474	4,575	4,128
Broker/dealer and insurance fees	571	1,696	2,659	5,210
Net securities (losses) gains	(737)	18	(690)	56
Bank owned life insurance income	339	348	1,005	1,142
Retirement plan administration fees	1,195	-	3,214	-
Other	1,746	1,240	5,005	4,296
Total noninterest income	10,351	10,117	32,117	30,549

Noninterest expenses:
Salaries and employee benefits	15,438	13,647	46,142	40,896
Office supplies and postage	1,135	1,167	3,406	3,341
Occupancy	2,425	2,445	7,763	7,489
Equipment	1,971	1,941	5,998	5,575
Professional fees and outside services	1,447	1,536	4,503	4,592
Data processing and communications	2,613	2,688	7,801	8,232
Amortization of intangible assets	142	71	402	213
Loan collection and other real estate owned	115	339	724	810
Other operating	3,293	3,471	9,417	9,222
Total noninterest expenses	28,579	27,305	86,156	80,370
Income before income tax expense	18,971	18,551	57,182	55,140
Income tax expense	5,445	5,934	17,739	17,584
Net income	$13,526	$12,617	$39,443	$37,556
Earnings per share:
Basic	$0.42	$0.39	$1.21	$1.15
Diluted	$0.41	$0.38	$1.20	$1.14
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Unvested Stock Awards	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
(in thousands, except per share data)

Balance at December 31, 2003	$344	$209,267	$120,016	$(197)	$7,933	$(27,329)	$310,034
Net income			37,556				37,556
Cash dividends - $0.55 per share			(18,014)				(18,014)
Purchase of 416,689 treasury shares						(8,984)	(8,984)
Issuance of 354,425 shares to employee benefit plans and other stock plans, including tax benefit		57				6,306	6,363
Grant of 14,457 shares of restricted stock awards		59		(312)		253	-
Forfeited 963 shares of restricted stock				17		(17)	-
Amortization of restricted stock awards				141			141
Other comprehensive loss					(1,718)		(1,718)
Balance at September 30, 2004	$344	$209,383	$139,558	$(351)	$6,215	$(29,771)	$325,378

Balance at December 31, 2004	$344	$209,523	$145,812	$(296)	$4,989	$(28,139)	$332,233
Net income			39,443				39,443
Cash dividends - $0.57 per share			(18,524)				(18,524)
Purchase of 868,743 treasury shares						(19,989)	(19,989)
Issuance of 387,337 shares to employee benefit plans and other stock plans, including tax benefit		121				7,340	7,461
Grant of 24,675 shares of restricted stock awards		(40)		(626)		666	-
Amortization of restricted stock awards				266			266
Other comprehensive loss					(8,722)		(8,722)
Balance at September 30, 2005	$344	$209,604	$166,731	$(656)	$(3,733)	$(40,122)	$332,168
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Nine Months Ended September 30,
Consolidated Statements of Cash Flows (unaudited)	2005	2004
(in thousands)

Operating activities:
Net income	$39,443	$37,556
Adjustments to reconcile net income to net cash providedby operating activities:
Provision for loan losses	6,868	6,865
Depreciation of premises and equipment	4,747	4,541
Net amortization on securities	1,077	1,959
Amortization of intangible assets	402	213
Amortization of restricted stock awards	266	141
Bank owned life insurance income	(1,005)	(1,142)
Proceeds from sale of loans held for sale	15,381	20,576
Origination of loans held for sale	(17,254)	(1,363)
Net gains on sale of loans	(33)	(108)
Net gain on sale of other real estate owned	(325)	(796)
Net security losses (gains)	690	(56)
Tax benefit from the exercise of stock options	1,057	995
Net decrease in other assets	1,160	924
Net (decrease) increase in other liabilities	(7,199)	6,328
Net cash provided by operating activities	45,275	76,633
Investing activities:
Securities available for sale:
Proceeds from maturities	130,882	212,032
Proceeds from sales	53,044	12,796
Purchases	(190,357)	(226,403)
Securities held to maturity:
Proceeds from maturities	34,436	44,689
Purchases	(42,386)	(25,336)
Net purchases of FRB and FHLB stock	-	(2,999)
Cash paid for the acquisition of EPIC Advisor’s, Inc.	(6,129)	-
Cash received for the sale of M. Griffith Inc.	1,016	-
Net increase in loans	(135,826)	(199,314)
Purchase of premises and equipment, net	(4,424)	(4,655)
Proceeds from sales of other real estate owned	966	2,134
Net cash used in investing activities	(158,778)	(187,056)
Financing activities:
Net increase in deposits	138,335	89,278
Net increase in short-term borrowings	17,370	16,689
Proceeds from issuance of long term debt	60,000	30,000
Repayments of long-term debt	(35,170)	(5,155)
Proceeds from issuance of treasury shares to employee benefit plans and other stock plans	6,404	5,368
Purchase of treasury stock	(19,989)	(8,984)
Cash dividends	(18,524)	(18,014)
Net cash provided by financing activities	148,426	109,182
Net increase (decrease) in cash and cash equivalents	34,923	(1,241)
Cash and cash equivalents at beginning of period	106,723	128,092
Cash and cash equivalents at end of period	$141,646	$126,851

Consolidated Statements of Cash Flows, Continued	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2005	2004

Cash paid during the period for:
Interest	$54,488	$44,940
Income taxes	19,574	9,516

Transfers:
Loans transferred to OREO	$300	$655

Dispositions:
Assets sold	$1,405	-
Fair value of liabilities transferred	389
Acquisitions:
Fair value of assets acquired	$6,565	-
Fair value of liabilities assumed	435	-
See notes to unaudited interim consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Comprehensive Income (unaudited)	2005	2004	2005	2004
(in thousands)
Net income	$13,526	$12,617	$39,443	$37,556

Other comprehensive (loss) income, net of tax
Unrealized holding (losses) gains arising during period [pre-tax amounts of $(10,672), $14,894, $(15,198) and $(2,654)]	(6,415)	8,956	(9,137)	(1,595)
Minimum pension liability adjustment	-	(89)	-	(89)
Less: Reclassification adjustment for net losses (gains) included in net income [pre-tax amounts of $737, $(18), $690 and $(56)]	443	(11)	415	(34)
Total other comprehensive (loss) income	(5,972)	8,856	(8,722)	(1,718)
Comprehensive income	$7,554	$21,473	$30,721	$35,838
See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiary
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

During December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants. The Company grants options to purchase common stock to some of its employees and directors under various plans at prices equal to the market value of the stock on the dates the options were granted. SFAS 123R is effective for the next fiscal year that begins after June 15, 2005. Based on assumptions at September 30, 2005, the Company expects the adoption of SFAS 123 R will lower earnings per share by approximately $0.04 for the year ended December 31, 2006.

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

In June, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed its staff to issue proposed FSP EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final. The final FSP will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP (retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”) will replace the guidance set forth in paragraphs 10-18 of Issue 03-1 with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, SEC Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable Equity Securities”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. The FASB decided that FSP FAS 115-1 would be effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The finalized FSP FAS 115-1 should be issued during the fourth quarter of 2005. The Company does not expect the impact of FSP FAS 115-1 will be material to its consolidated financial position, results of operations and cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period−specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long−lived, non−financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company is required to adopt the provisions of SFAS 154, as applicable, beginning in fiscal 2006. Adoption of this statement could have an impact if there are future voluntary accounting changes and correction of errors.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at September 30, 2005 and 2004. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 5.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. At September 30, 2005, and December 31, 2004, commitments to extend credit and unused lines of credit totaled $501.4 million and $507.4 million. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $42.6 million at September 30, 2005 and $31.6 million at December 31, 2004. As of September 30, 2005, the fair value of standby letters of credit was not material to the Company’s consolidated financial statements.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended September 30,	2005	2004
(in thousands, except per share data)

Basic EPS:
Weighted average common shares outstanding	32,440	32,619
Net income available to common shareholders	$13,526	$12,617
Basic EPS	$0.42	$0.39

Diluted EPS:
Weighted average common shares outstanding	32,440	32,619
Dilutive potential common stock	289	316
Weighted average common shares and common share equivalents	32,729	32,935
Net income available to common shareholders	$13,526	$12,617

Diluted EPS	$0.41	$0.38

Nine months ended September 30,	2005	2004
(in thousands, except per share data)

Basic EPS:
Weighted average common shares outstanding	32,478	32,724
Net income available to common shareholders	$39,443	$37,556
Basic EPS	$1.21	$1.15

Diluted EPS:
Weighted average common shares outstanding	32,478	32,724
Dilutive potential common stock	284	340
Weighted average common shares and common share equivalents	32,762	33,064
Net income available to common shareholders	$39,443	$37,556

Diluted EPS	$1.20	$1.14

There were 8,996 stock options for the quarter ended September 30, 2005 and 28,665 stock options for the quarter ended September 30, 2004 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods. There were 372,686 stock options for the nine months ended September 30, 2005 and 347,078 stock options for the nine months ended September 30, 2004 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

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

Had the Company determined compensation cost based on the fair value at the date of grant for its stock options and employee stock purchase plan under SFAS No. 123, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$13,526	$12,617	$39,443	$37,556
Add: Stock-based compensation expense included in reported net income, net of related tax effects	81	37	245	85
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(361)	(323)	(993)	(893)
Pro forma net income	$13,246	$12,331	$38,695	$36,748

Net income per share:
Basic - as reported	$0.42	$0.39	$1.21	$1.15
Basic - Pro forma	$0.41	$0.38	$1.19	$1.12

Diluted - as reported	$0.41	$0.38	$1.20	$1.14
Diluted - Pro forma	$0.40	$0.37	$1.18	$1.11

The Company granted 403,225 stock options for the nine months ended September 30, 2005 with a weighted average exercise price of $23.16 per share compared to 375,897 stock options granted for the nine months ended September 30, 2004 with a weighted average exercise price of $22.17 per share. The per share weighted average fair value of the stock options granted for the nine months ended September 30, 2005 and 2004 was $5.88 and $5.80. The assumptions used for the grants noted above were as follows:

	Nine months ended September 30, 2005	Nine months ended September 30, 2004
Dividend Yield	3.05% - 3.70%	3.01% - 3.74%
Expected Volatility	29.15% - 30.00%	29.82% - 31.65%
Risk-free interest rate	3.85% - 4.22%	3.56% - 4.41%
Expected life	7 years	7 years

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

Note 8.	Goodwill and Intangible Assets

A summary of goodwill by operating subsidiaries follows:

(in thousands)	January 1, 2004	Goodwill Acquired	Goodwill Disposed	September 30, 2004
NBT Bank, N.A.	$44,520	-	-	$44,520
NBT Financial Services, Inc.	3,001	-	-	3,001
Total	$47,521	$-	$-	$47,521

(in thousands)	January 1, 2005	Goodwill Acquired	Goodwill Disposed	September 30, 2005
NBT Bank, N.A.	$44,520	-	-	$44,520
NBT Financial Services, Inc.	1,050	3,024	1,050	3,024
Total	$45,570	$3,024	$1,050	$47,544

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

In March 2005, the Company sold its broker/dealer subsidiary, M. Griffith Inc. In connection with the sale of M. Griffith Inc., goodwill was reduced by $1.1 million and was allocated against the sales price. In the fourth quarter of 2004, the Company recorded a $2.0 million goodwill impairment charge in connection with the above mentioned sale. A definitive agreement was signed by the Company and the acquirer in the fourth quarter of 2004. The negotiation and resolution of sale terms for M. Griffith Inc. during the fourth quarter of 2004 resulted in the goodwill impairment charge in that same quarter.

The Company has finite-lived intangible assets capitalized on its consolidated balance sheet in the form of core deposit and other intangible assets. These intangible assets continue to be amortized over their estimated useful lives, which range from one to twenty-five years.

A summary of core deposit and other intangible assets follows:

	September 30,
	2005	2004
(in thousands)
Core deposit intangibles:
Gross carrying amount	$2,186	$2,186
Less: accumulated amortization	1,504	1,272
Net Carrying amount	682	914

Other intangibles:
Gross carrying amount	3,197	857
Less: accumulated amortization	446	204
Net Carrying amount	2,751	653

Other intangibles not subject to amortization: Pension asset	517	517

Total intangibles with definite useful lives:
Gross carrying amount	5,900	3,560
Less: accumulated amortization	1,950	1,476
Net Carrying amount	$3,950	$2,084

Amortization expense on finite-lived intangible assets is expected to total $0.2 million for the remainder of 2005, $0.5 million for each of 2006 and 2007, $0.4 million for 2008, $0.3 million for 2009, and $2.0 million thereafter.

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

The Components of pension expense and postretirement expense are set forth below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Pension plan:	2005	2004	2005	2004
Service cost	$469	$427	$1,407	$1,281
Interest cost	561	533	1,683	1,599
Expected return on plan assets	(947)	(934)	(2,841)	(2,802)
Net amortization	374	64	1,122	192
Total	$457	$90	$1,371	$270

Postretirement Health Plan:	2005	2004	2005	2004
Service cost	$9	$9	$27	$27
Interest cost	67	68	201	204
Net amortization	(15)	(10)	(45)	(30)
Total	$61	$67	$183	$201

Note 10.	Business Combination

On June 14, 2005, NBT announced that it had agreed to acquire CNB Bancorp, Inc. (CNB), with total assets at June 30, 2005, of approximately $420 million, which is headquartered in Gloversville, NY. The consideration to be paid in the merger will be 45% cash and 55% stock. Shareholders of CNB will be able to elect to receive either $38.00 in cash or 1.64 shares of Company common stock, for each share of CNB common stock, subject to pro ration and allocation procedures. The merger is subject to regulatory and CNB shareholder approval.

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

Management of the Company considers the accounting policy relating to pension accounting to be a critical accounting policy. Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company also considers the Moody’s AA and AAA corporate bond yields and other market interest rates in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels. While differences in these rate assumptions could alter pension expense, given not only past history, it is not expected that such estimates could adversely impact pension expense.

Overview

The Company earned net income of $13.5 million ($0.41 diluted earnings per share) for the three months ended September 30, 2005 compared to net income of $12.6 million ($0.38 diluted earnings per share) for the three months ended September 30, 2004. The quarter to quarter increase in net income from 2005 to 2004 was primarily the result of increases in net interest income of $1.9 million, noninterest income of $0.2 million and a decrease in income tax expense of $0.5 million offset by increases in total noninterest expense of $1.3 million and provision for loan and lease losses of $0.4 million. The increase in net interest income resulted primarily from 8% growth in average loans during the three months ended September 30, 2005 compared to the same period in 2004. The increase in noninterest income reflects retirement plan administration fees of $1.2 million associated with the acquisition of EPIC Advisors, Inc., in January 2005, as well as increases in service charges on deposit accounts, ATM and debit card fees and other income offset by a $0.7 million loss from the sale of securities available for sale and a decrease in broker/dealer and insurance revenue of $1.1 million from the sale of M. Griffith Inc. in March 2005. The decrease in income tax expense resulted from the reversal of a $0.7 million accrued liability that was determined to no longer be required. The increase in total noninterest expense was due primarily to an increase in salaries and employee benefits of $1.8 million.

The Company earned net income of $39.4 million ($1.20 diluted earnings per share) for the nine months ended September 30, 2005 compared to net income of $37.6 million ($1.14 diluted earnings per share) for the nine months ended September 30, 2004. The increase in net income from 2005 to 2004 was primarily the result of increases in net interest income of $6.3 million and noninterest income of $1.6 million offset by an increase in total noninterest expense of $5.8 million. The increase in net interest income resulted primarily from 9% growth in average loans during the nine months ended September 30, 2005 compared to the same period in 2004. The increase in noninterest income was due mainly to $3.2 million in retirement plan administration fees associated with the previously mentioned acquisition of EPIC Advisors, Inc., as well as increases in trust fees, service charges on deposit accounts, ATM and debit card fees and other income offset by a decrease in broker/dealer and insurance revenue of $2.6 million from the previously mentioned sale of M. Griffith Inc and $0.7 million in losses on securities available for sale. The increase in total noninterest expense was due primarily to increases in salaries and employee benefits of $5.2 million, occupancy of $0.3 million, and equipment expense of $0.4 million.

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

Table 1 Performance Measurements
2005	First Quarter	Second Quarter	Third Quarter	Nine Months
Return on average assets (ROAA)	1.23%	1.22%	1.23%	1.23%
Return on average equity (ROE)	15.74%	16.21%	16.06%	16.03%
Net interest margin (Federal taxable equivalent)	4.09%	4.02%	3.99%	4.04%

2004
Return on average assets (ROAA)	1.23%	1.24%	1.20%	1.23%
Return on average equity (ROE)	15.73%	16.05%	15.94%	15.91%
Net interest margin (Federal taxable equivalent)	4.10%	3.99%	3.99%	4.03%

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

Federal taxable equivalent (FTE) net interest income increased $2.0 million during the three months ended September 30, 2005 compared to the same period of 2004. The increase in FTE net interest income resulted primarily from 5% growth in average earning assets. The Company’s interest rate spread declined 12 bp during the three months ended September 30, 2005 compared to the same period in 2004. The yield on earning assets for the period increased 44 bp to 5.97% for the three months ended September 30, 2005 from 5.53% for the same period in 2004. Meanwhile, the rate paid on interest-bearing liabilities increased 56 bp, to 2.37% for the three months ended September 30, 2005 from 1.81% for the same period in 2004.

Total FTE interest income for the three months ended September 30, 2005 increased $7.2 million compared to the same period in 2004, a result of the previously mentioned increase in average earning assets as well as the increase in yield on earning assets of 44 bp. The growth in earning assets during the period was driven primarily by growth in average loans and leases of 8%. The growth in average loans and leases resulted primarily from growth in consumer and commercial loans. The increase in the yield on earning assets can be primarily attributed to variable rate earning assets that are tied to the Prime lending rate, which has increased 250 bp since July 1, 2004.

During the same time period, total interest expense increased $5.3 million, primarily the result of the previously mentioned 250 bp increase in the Federal Funds rate since July 1, 2004, which impacts the Company’s short-term borrowing and time deposit rates. Additionally, average interest-bearing liabilities increased $107.1 million for the three months ended September 30, 2005 when compared to the same period in 2004. Total average interest-bearing deposits increased $49.0 million for the three months ended September 30, 2005 when compared to the same period in 2004. The rate paid on average interest-bearing deposits increased 44 bp from 1.52% for the three months ended September 30, 2004 to 1.96% for the same period in 2005. The increase in interest-bearing deposits resulted primarily from an increase in time deposits, which were up $159.4 million for the three months ended September 30, 2005 as compared to the same period in 2004. The increase in time deposits was driven mainly by an increase in municipal time deposits. Total borrowings increased $58.1 million for the three months ended September 30, 2005 compared to the same period in 2004, primarily from loan growth exceeding deposit growth.

Another important performance measurement of net interest income is the net interest margin. Despite a 12 bp decrease in the Company’s net interest spread, the net interest margin remained unchanged at 3.99% for the three months ended September 30, 2005 and 2004. The margin remained stable for the three months ended September 30, 2005, despite recent increases in the discount rate from 1.50% to 3.75% charged by the Federal Reserve Bank which drives short-term interest rates. The Company thus far has been successful in lagging deposit pricing increases and offsetting the impact of increased short-term borrowing costs from increases in prime-based earning assets and investing cash flow from loan and securities repayments at relatively similar or higher rates. Additionally, average demand deposits are up 13% for the three months ended September 30, 2005, compared to the same period in 2004, as this deposit source provides a positive benefit towards the Company’s net interest margin.

Federal taxable equivalent (FTE) net interest income increased $6.2 million during the nine months ended September 30, 2005 compared to the same period of 2004. The increase in FTE net interest income resulted primarily from 9% growth in average loans. The Company’s interest rate spread declined 6 bp to 3.69% for the nine months ended September 30, 2005 compared to 3.75% for the same period in 2004. However, the Company’s net interest margin increased 1 bp during this same period, to 4.04% for the nine months ended September 30, 2005 from 4.03% for the same period a year ago. As noted above, the increase in the Company’s net interest margin is primarily attributable to an 10% increase in average demand deposits when compared to the same period in the prior year. The yield on earning assets increased 33 bp to 5.89% for the nine months ended September 30, 2005 from 5.56% for the same period in 2004. Meanwhile, the rate paid on interest-bearing liabilities increased 39 bp, to 2.20% for the nine months ended September 30, 2005 from 1.81% for the same period in 2004.

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

	Three months ended September 30,
	2005			2004
(dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
ASSETS
Short-term interest bearing accounts	$8,357	$71	3.37%	$7,395	$39	2.10%
Securities available for sale (2)	944,062	10,589	4.45%	985,202	11,350	4.58%
Securities held to maturity (2)	87,663	1,275	5.77%	78,310	1,055	5.36%
Investment in FRB and FHLB Banks	37,965	464	4.85%	37,012	256	2.75%
Loans (1)	3,002,016	48,953	6.47%	2,784,851	41,406	5.91%
Total earning assets	4,080,063	61,352	5.97%	3,892,770	54,106	5.53%
Other assets	284,652			275,615
Total assets	$4,364,715			4,168,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Money market deposit accounts	$389,699	$1,918	1.95%	$444,554	$1,364	1.22%
NOW deposit accounts	428,454	577	0.53%	458,593	484	0.42%
Savings deposits	564,967	1,018	0.72%	590,331	959	0.65%
Time deposits	1,216,631	9,329	3.04%	1,057,259	6,936	2.61%
Total interest bearing deposits	2,599,751	12,842	1.96%	2,550,737	9,743	1.52%
Short-term borrowings	367,736	3,005	3.24%	336,077	1,192	1.41%
Trust preferred debentures	18,720	308	6.53%	18,720	245	5.21%
Long-term debt	419,367	4,176	3.95%	392,927	3,861	3.91%
Total interest bearing liabilities	3,405,574	20,331	2.37%	3,298,461	15,041	1.81%
Demand deposits	572,450			504,457
Other liabilities	52,265			50,521
Stockholders’ equity	334,426			314,946
Total liabilities and stockholders’ equity	4,364,715			4,168,385
Net interest income (FTE basis)		41,021			39,065
Interest rate spread			3.60%			3.72%
Net interest margin			3.99%			3.99%
Taxable equivalent adjustment		1,070			1,013
Net interest income		$39,951			$38,052

(1)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(2)	Securities are shown at average amortized cost.

	Nine months ended September 30,
	2005			2004
(dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
ASSETS
Short-term interest bearing accounts	$7,171	$158	2.95%	$7,638	$187	3.27%
Securities available for sale (2)	950,660	32,087	4.52%	974,671	33,652	4.61%
Securities held to maturity (2)	86,959	3,678	5.67%	87,322	3,275	5.01%
Investment in FRB and FHLB Banks	37,044	1,393	5.04%	34,778	610	2.34%
Loans (1)	2,941,292	139,430	6.35%	2,710,147	121,195	5.97%
Total earning assets	4,023,126	176,746	5.89%	3,814,556	158,919	5.56%
Other assets	280,455			276,996
Total assets	$4,303,581			$4,091,552

LIABILITIES AND STOCKHOLDERS’ EQUITY
Money market deposit accounts	$402,086	$5,002	1.67%	$440,350	$3,900	1.18%
NOW deposit accounts	441,313	1,616	0.49%	455,817	1,603	0.47%
Savings deposits	569,810	3,001	0.71%	575,565	2,889	0.67%
Time deposits	1,207,237	25,961	2.88%	1,070,889	21,070	2.63%
Total interest bearing deposits	2,620,446	35,580	1.82%	2,542,621	29,462	1.55%
Short-term borrowings	339,344	7,073	2.79%	303,251	2,779	1.22%
Trust preferred debentures	18,720	851	6.09%	18,155	588	4.33%
Long-term debt	408,628	12,016	3.94%	377,466	11,103	3.93%
Total interest bearing liabilities	3,387,138	55,520	2.20%	3,241,493	43,932	1.81%
Demand deposits	533,330			485,679
Other liabilities	53,372			49,052
Stockholders’ equity	329,741			315,328
Total liabilities and stockholders’ equity	$4,303,581			4,091,552
Net interest income (FTE basis)		121,226			114,987
Interest rate spread			3.69%			3.75%
Net interest margin			4.04%			4.03%
Taxable equivalent adjustment		3,137			3,161
Net interest income		$118,089			$111,826

(1)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(2)	Securities are shown at average amortized cost.

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
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$6	$26	$32
Securities available for sale	(466)	(295)	(761)
Securities held to maturity	132	88	220
Investment in FRB and FHLB Banks	7	201	208
Loans	3,368	4,179	7,547
Total FTE interest income	2,682	4,564	7,246

Money market deposit accounts	(186)	740	554
NOW deposit accounts	(33)	126	93
Savings deposits	(42)	101	59
Time deposits	1,129	1,264	2,393
Short-term borrowings	122	1,691	1,813
Trust preferred debentures	-	63	63
Long-term debt	263	52	315
Total interest expense	503	4,787	5,290

Change in FTE net interest income	$2,188	$(232)	$1,956

Nine months ended September 30,	Increase (Decrease) 2005 over 2004
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(11)	$(18)	$(29)
Securities available for sale	(819)	(746)	(1,565)
Securities held to maturity	(14)	417	403
Investment in FRB and FHLB Banks	42	741	783
Loans	10,701	7,534	18,235
Total FTE interest income	8,926	8,901	17,827

Money market deposit accounts	(363)	1,465	1,102
NOW deposit accounts	(52)	65	13
Savings deposits	(29)	141	112
Time deposits	2,827	2,064	4,891
Short-term borrowings	367	3,927	4,294
Trust preferred debentures	19	244	263
Long-term debt	916	(3)	913
Total interest expense	2,047	9,541	11,588

Change in FTE net interest income	$6,975	$(736)	$6,239

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
(in thousands)
Service charges on deposit accounts	$4,314	$4,159	$12,554	$12,286
ATM and debit card fees	1,631	1,474	4,575	4,128
Broker/dealer and insurance fees	571	1,696	2,659	5,210
Trust	1,292	1,182	3,795	3,431
Net securities (losses) gains	(737)	18	(690)	56
Retirement plan administration fees	1,195	-	3,214	-
Bank owned life insurance income	339	348	1,005	1,142
Other	1,746	1,240	5,005	4,296
Total	$10,351	$10,117	$32,117	$30,549

Noninterest income for the quarter ended September 30, 2005, was $10.4 million, up $0.2 million from $10.1 million for the same period in 2004. Excluding net securities losses of $0.7 million during the quarter ended September 30, 2005, total noninterest income increased $1.0 million or 10% from the same period in 2004. Net securities losses of $0.7 million resulted from the sale of $25 million in securities available for sale to improve investment portfolio yield going forward. Retirement plan administration fees were $1.2 million. This is a new service from the acquisition of EPIC Advisors, Inc. in January 2005. Other income increased $0.5 million from increases in consumer and commercial banking fees, mortgage banking income and title insurance revenue. Offsetting these increases was a $1.1 million decrease in broker/dealer and insurance revenue due to the sale of the Company’s broker/dealer subsidiary M. Griffith Inc. in March 2005.

Noninterest income for the nine months ended September 30, 2005, was $32.1 million, up $1.6 million from $30.5 million for the same period in 2004. Excluding net securities losses of $0.7 million during the nine months ended September 30, 2005, total noninterest income increased $2.3 million or 7% from the same period in 2004. Retirement plan administration fees totaled $3.2 million, from the previously mentioned acquisition of EPIC Advisors, Inc. in January 2005. ATM and debit card fees increased $0.4 million compared with the same period a year ago, due to growth from transaction deposit accounts, which has led to an increase in the Company’s debit card base. Other income increased $0.7 million from increases in consumer and commercial banking fees, mortgage banking income and title insurance revenue. Offsetting these increases was a $2.6 million decrease in broker/dealer and insurance revenue due to the previously mentioned sale of the Company’s broker/dealer subsidiary M. Griffith Inc. in March 2005.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
(in thousands)
Salaries and employee benefits	$15,438	$13,647	$46,142	$40,896
Occupancy	2,425	2,445	7,763	7,489
Equipment	1,971	1,941	5,998	5,575
Data processing and communications	2,613	2,688	7,801	8,232
Professional fees and outside services	1,447	1,536	4,503	4,592
Office supplies and postage	1,135	1,167	3,406	3,341
Amortization of intangible assets	142	71	402	213
Loan collection and other real estate owned	115	339	724	810
Other	3,293	3,471	9,417	9,222
Total noninterest expense	$28,579	$27,305	$86,156	$80,370

Noninterest expense for the quarter ended September 30, 2005, was $28.6 million, up $1.3 million from $27.3 million for the same period in 2004. Salaries and employee benefits for the quarter ended September 30, 2005, increased $1.8 million over the same period in 2004. This increase resulted mainly from higher SERP costs, salaries from merit and staffing increases and a $0.6 million charge for a one-time bonus to help offset the impact of rising energy costs for Company employees whose base salary is under $50,000.

Noninterest expense for the nine months ended September 30, 2005, was $86.2 million, up $5.8 million from $80.4 million for the same period in 2004. The increase in noninterest expense was driven by increases in salaries and employee benefits, occupancy and equipment expense offset by a decrease in data processing and communications expense. Salaries and employee benefits increased $5.2 million, mainly from increases in salary expense driven by merit and staffing increases, higher pension and SERP costs and the previously mentioned $0.6 million charge for a one-time bonus to help offset the impact of rising energy costs for Company employees whose base salary is under $50,000. Equipment expense increased $0.4 million, principally from ATM and technology upgrades. Occupancy increased $0.3 million from branch expansion in the Albany and Binghamton markets. Data processing and communications decreased $0.4 million, primarily as a result of lower costs associated with contract renewals

Income Taxes

Income tax expense for the quarter ended September 30, 2005, was $5.4 million, down $0.5 million from the $5.9 million recorded during the same period in 2004. The effective rate for the quarter ended September 30, 2005, was 28.7%, down from 32.0% for the same period in 2004. The decrease in tax expense and the effective tax rate for the quarter ended September 30, 2005, was due to the reversal of a previously accrued $0.7 million liability that was determined to no longer be required. Income tax expense for the nine months ended September 30, 2005, was $17.7 million, up $0.1 million from the $17.6 million recorded during the same period in 2004. The effective rate for the nine months ended September 30, 2005, was 31.0%, down from 31.9% for the same period in 2004. The decrease in the effective tax rate for the nine months ended September 30, 2005, was due to the previously mentioned reversal of a previously accrued $0.7 million liability that was determined to no longer be required in the third quarter of 2005.

ANALYSIS OF FINANCIAL CONDITION

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

	September 30, 2005	December 31, 2004	September 30, 2004
(in thousands)
Residential real estate mortgages	$692,528	$721,615	$708,428
Commercial and commercial real estate mortgages	1,036,748	1,018,548	1,003,742
Real estate construction and development	154,936	136,934	116,259
Agricultural and agricultural real estate mortgages	112,536	108,181	106,750
Consumer	471,179	412,139	416,906
Home equity	452,733	391,807	385,035
Lease financing	82,443	80,697	77,433
Total loans and leases	$3,003,103	$2,869,921	$2,814,553

Total loans and leases were $3.0 billion, or 68.5% of assets, at September 30, 2005, and $2.9 billion at December 31, 2004, and $2.8 billion, or 67.0%, at September 30, 2004. Total loans and leases increased $188.6 million or 7% at September 30, 2005 over September 30, 2004. The year over year loan growth was driven mainly by increases in home equity loans of $67.7 million or 18%, primarily from market expansion and continued success in marketing this product throughout the Company’s branch network. This market expansion has also helped drive the increase in real estate construction and development loans of $38.7 million. Consumer loans increased $54.3 million or 13%, mainly from increases in indirect automobile loans. Commercial loans and commercial mortgages increased $33.0 million or 3%. Lastly, residential real estate mortgages, decreased $15.9 million when compared to September 30, 2004. The decrease in the residential mortgage portfolio resulted mainly from mortgage repayments exceeding originations retained for the loan portfolio as the Company began selling 20-year and 30-year residential mortgages from its pipeline in the second quarter 2005. At September 30, 2005, commercial loans, including commercial mortgages, represented approximately 35% of the loan and lease portfolio, while consumer loans and leases and residential mortgages represented 34% and 23%, respectively.

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

Average total earning securities decreased $31.8 million for the three months ended September 30, 2005 when compared to the same period in 2004. The average balance of securities available for sale decreased $41.1 million for the three months ended September 30, 2005 when compared to the same period in 2004. The average balance of securities held to maturity increased $9.3 million for the three months ended September 30, 2005, compared to the same period in 2004. The average total securities portfolio represents 25% of total average earning assets for the three months ended September 30, 2005 down from 27% for the same period in 2004. The decrease in the securities portfolio for the period was primarily due to the Company’s efforts to limit exposure to rising interest rates.

The following details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	At September 30,
	2005	2004

Mortgage-backed securities:
With maturities 15 years or less	39%	49%
With maturities greater than 15 years	6%	8%
Collateral mortgage obligations	16%	12%
Municipal securities	15%	14%
US agency notes	20%	12%
Other	4%	5%
Total	100%	100%

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at September 30, 2005 was 1.58% compared to 1.57% at December 31, 2004 and 1.58% at September 30, 2004. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Table 4 Allowance for Loan Losses
	Three months ended September 30,
(dollars in thousands)	2005		2004
Balance, beginning of period	$46,411		$43,482
Recoveries	936		1,479
Charge-offs	(2,549)		(2,735)
Net charge-offs	(1,613)		(1,256)
Provision for loan losses	2,752		2,313
Balance, end of period	$47,550		$44,539
Composition of Net Charge-Offs
Commercial and agricultural	$(536)	33%	$(51)	4%
Real estate mortgage	(37)	2%	(118)	10%
Consumer	(1,040)	65%	(1,087)	86%
Net charge-offs	$(1,613)	100%	$(1,256)	100%
Annualized net charge-offs to average loans	0.21%		0.18%

	Nine months ended September 30,
(dollars in thousands)	2005		2004
Balance, beginning of period	$44,932		$42,651
Recoveries	3,348		3,029
Charge-offs	(7,598)		(8,006)
Net charge-offs	(4,250)		(4,977)
Provision for loan losses	6,868		6,865
Balance, end of period	$47,550		$44,539
Composition of Net Charge-Offs
Commercial and agricultural	$(1,030)	24%	$(1,366)	27%
Real estate mortgage	(214)	5%	(187)	4%
Consumer	(3,006)	71%	(3,424)	69%
Net charge-offs	$(4,250)	100%	$(4,977)	100%
Annualized net charge-offs to average loans	0.19%		0.25%

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

Total nonperforming assets were $13.6 million at September 30, 2005, and $16.6 million at December 31, 2004, and $16.4 million at September 30, 2004. The decrease in nonperforming assets when compared to December 31, 2004 resulted primarily from the sale of approximately $5 million in nonperforming loans during the quarter ended June 30, 2005. Nonaccrual loans decreased from $15.0 million at December 31, 2004 to $12.4 million at September 30, 2005, primarily from the previously mention sale of nonperforming loans. OREO has remained at relatively low levels throughout 2005 and 2004, as the Company’s nonperforming loans have remained relatively stable and credit quality remains solid.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $76.5 million in potential problem loans at September 30, 2005 as compared to $48.0 million at December 31, 2004. The increase in potential problem loans resulted mainly from the downgrade of one large commercial loan relationship totaling $15 million to substandard during the three months ended March 31, 2005 as well as the downgrade of several credits during the three months end September 30, 2005. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At September 30, 2005, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

Net charge-offs totaled $1.6 million for the three months ended September 30, 2005, up $0.3 million from the $1.3 million charged-off during the same period in 2004. The increase in net charge-offs resulted primarily from larger recoveries during the three months ended September 30, 2004 for commercial loans. The provision for loan and lease losses totaled $2.8 million for the three months ended September 30, 2005, up from the $2.3 million provided during the same period in 2004. The increase in provision was primarily due to the increase in potential problem loans during the three months ended September 30, 2005 (up $10 million from the June 30, 2005) and an increase in net charge-offs offset by a decrease in nonperforming loans.

Net charge-offs totaled $4.3 million for the nine months ended September 30, 2005, down $0.7 million from the $5.0 million charged-off during the same period in 2004. The decrease in net charge-offs resulted primarily from lower charge-offs and higher recoveries during the nine months ended September 30, 2005. The provision for loan and lease losses totaled $6.9 million for the nine months ended September 30, 2005 and 2004. The provision remained relatively flat for both periods resulted primarily because of decreases in net charge-offs and nonperforming loans offset by loan growth and increases in potential problem loans during the first nine months of 2005 when compared to the same period in 2004.

Table 5 Nonperforming Assets
(dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Commercial and agricultural	$8,810	$10,550	$9,524
Real estate mortgage	1,854	2,553	2,725
Consumer	1,748	1,888	2,369
Total nonaccrual loans	12,412	14,991	14,618
Loans 90 days or more past due and still accruing:
Commercial and agricultural	-	-	3
Real estate mortgage	395	737	888
Consumer	518	449	456
Total loans 90 days or more past due and still accruing	913	1,186	1,347
Total nonperforming loans	13,325	16,177	15,965
Other real estate owned (OREO)	235	428	446
Total nonperforming loans and OREO	13,560	16,605	16,411
Total nonperforming assets	$13,560	$16,605	$16,411
Total nonperforming loans to loans and leases	0.44%	0.56%	0.57%
Total nonperforming assets to assets	0.31%	0.39%	0.39%
Total allowance for loan and lease losses to nonperforming loans	356.85%	277.75%	278.98%

Deposits

Total deposits were $3.2 billion at September 30, 2005, up $138.3 million from year-end 2004, and an increase of $121.5 million, or 4%, from the same period in the prior year. Total average deposits for the three months ended September 30, 2005 increased $117.0 million, or 4%, from the same period in 2004. The Company experienced an increase in time deposits, as average time deposits increased $159.4 million or 15%, for the three months ended September 30, 2005 compared to the same period in 2004, primarily from an increase in municipal time deposits. Meanwhile, average core deposits decreased $42.4 million or 2%, for the three months ended September 30, 2005 compared to the same period in 2004, mainly from a $54.9 million decrease in money market deposit accounts (primarily municipal money market accounts which migrated to time deposits) and savings accounts of $25.4 million offset somewhat by a $68.0 million increase in demand deposit accounts. At September 30, 2005, total checking, savings and money market accounts represented 62.0% of total deposits compared to 65.3% at September 30, 2004.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $356.2 million at September 30, 2005 compared to $338.8 million and $319.6 million at December 31, and June 30, 2004, respectively. Long-term debt was $419.4 million at September 30, 2005, and was $394.5 at December 31, and June 30, 2004. For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” on page 35-36 in this discussion.

Capital Resources

Stockholders' equity of $332.2 million represents 7.6% of total assets at September 30, 2005, compared with $325.4 million, or 7.7% in the comparable period of the prior year, and $332.2 million, or 7.9% at December 31, 2004. Under previously announced stock repurchase plans, the Company acquired 868,743 shares of its common stock at an average price of $23.01 per share, totaling $20.0 million for the nine months ended September 30, 2005. At September 30, 2005, there were 627,622 shares available for repurchase under previously announced plans. The Company does not have a target dividend pay out ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

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

Table 6
Capital Measurements 2005	March 31, 2005	June 30, 2005	September 30, 2005
Tier 1 leverage ratio	6.89%	6.91%	6.99%
Tier 1 capital ratio	9.41%	9.23%	9.56%
Total risk-based capital ratio	10.67%	10.48%	10.82%
Cash dividends as a percentage of net income	48.57%	47.67%	46.97%
Per common share:
Book value	$9.85	$10.22	$10.25
Tangible book value	$8.25	$8.62	$8.66
2004
Tier 1 leverage ratio	6.96%	6.90%	6.96%
Tier 1 capital ratio	10.12%	9.74%	9.61%
Total risk-based capital ratio	11.37%	11.00%	10.86%
Cash dividends as a percentage of net income	45.20%	49.50%	47.97%
Per common share:
Book value	$9.80	$9.43	$9.93
Tangible book value	$8.29	$7.91	$8.42

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 2.30 at September 30, 2005 and 2.36 in the comparable period of the prior year. The Company's price was 14.9 times trailing twelve months earnings at September 30, 2005, compared to 15.7 times for the same period last year.

Table 7 Quarterly Common Stock and Dividend Information
Quarter Ending	High	Low	Close	Cash Dividends Declared
2004
March 31	$23.00	$21.21	$22.50	$0.170
June 30	23.18	19.92	22.34	0.190
September 30	24.34	21.02	23.43	0.190
December 31	26.84	21.94	25.72	0.190
2005
March 31	$25.66	$21.48	$22.41	$0.190
June 30	$24.15	$20.10	$23.64	$0.190
September 30	$25.50	$22.79	$23.58	$0.190

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

Net interest income for the next twelve months in the + 200/+ 400/- 200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2005 balance sheet position:

Table 8 Interest Rate Sensitivity Analysis
Change in interest rates (in basis points)	Percent change in net interest income
+400	(5.42%)
+200	(1.64%)
-200	(1.47%)

Under the flat rate scenario with a static balance sheet, net interest income is anticipated to decrease 1.3% from annualized net interest income for the three months ended September 30, 2005. If the Company cannot continue to grow earning assets at September 30, 2005, the Company expects net interest income to decline for the remainder of the year and 2006 from the annualized amount recognized in the third quarter of 2005. The Company has taken several measures to mitigate net interest margin compression. The Company began originating 20-year and 30-year residential real estate mortgages with the intent to sell at the end of the second quarter of 2005. The Company has also shortened the average life of its investment securities portfolio by limiting purchases of mortgage-backed securities and redirecting proceeds into short-duration CMOs and US Agency notes and bonds. Lastly, the Company has increased its long-term debt in the second quarter of 2005 to offset exposure to long-term earning assets.

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At September 30 2005, the Company’s Basic Surplus measurement was 5.8% of total assets or $252 million, which was above the Company’s minimum of 5% or $219 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At September 30, 2005, the Company Basic Surplus is tightening, as the Basic Surplus has decreased from 7.2% at September 30, 2004. If the Company’s Basic Surplus continues to tighten, the Company will likely utilize brokered time deposits or price retail time deposits or money market accounts in selected markets more competitively to fund loan and lease growth in the near term. These sources of funds are typically more costly than FHLB borrowings and may have an adverse effect on the Company’s net interest margin.

The Company’s primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company’s subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At September 30, 2005, approximately $51.7 million of the total stockholders’ equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

Item 4. Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

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

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans (1)
7/1/05 - 7/31/05	-	-	-	839,722
8/1/05 - 8/31/05	113,000	23.60	113,000	726,722
9/1/05 - 9/30/05	99,100	23.47	99,100	627,622
Total	212,100 (2)	$23.54	212,100	627,622

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

(2)	14,900 shares included in the total above settled in October 2005 and will be reflected in stockholders’ equity in the fourth quarter 2005.

Item 3 -- Defaults Upon Senior Securities

None

Item 4 -- Submission of Matters to a Vote of Security Holders

None

Item 5 -- Other Information

On July 25, 2005, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.19 per share. The cash dividend was paid on September 15, 2005 to stockholders of record as of September 1, 2005.

Item 6 -- Exhibits

(a)	Exhibits

2.1
Agreement and Plan of Merger by and between NBT Bancorp Inc., and CNB Bancorp, Inc., dated as of June 13, 2005 (filed as Exhibit 2.1 to Registrant’s Form 8-K, filed on June 14, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of NBT Bancorp Inc. (filed as Exhibit 3.1 to the Form 10-K of NBT Bancorp Inc., filed on March 29, 2002 and incorporated herein by reference).

3.2	By-laws of NBT Bancorp Inc. (filed as Exhibit 3.2 to the Form 10-K of NBT Bancorp Inc., filed on March 29, 2002 and incorporated herein by reference).

4.1	Specimen common stock certificate for NBT’s common stock (filed as Exhibit 4.3 to the Form S-4 of NBT Bancorp, Inc. filed on August 2, 2005 and incorporated herein by reference)

4.2
Rights Agreement, dated as of November 15, 2004, between NBT Bancorp Inc. and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.1 to Registrant’s Form 8-K, filed on November 18, 2004 and incorporated herein by reference).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of November 2005.

NBT BANCORP INC.

By:	/s/ MICHAEL J. CHEWENS
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

2.1
Agreement and Plan of Merger by and between NBT Bancorp Inc., and CNB Bancorp, Inc., dated as of June 13, 2005 (filed as Exhibit 2.1 to Registrant’s Form 8-K, filed on June 14, 2005 and incorporated herein by reference).

3.1	Certificate of Incorporation of NBT Bancorp Inc. (filed as Exhibit 3.1 to the Form 10-K of NBT Bancorp Inc., filed on March 29, 2002 and incorporated herein by reference).

3.2	By-laws of NBT Bancorp Inc. (filed as Exhibit 3.2 to the Form 10-K of NBT Bancorp Inc., filed on March 29, 2002 and incorporated herein by reference).

4.1	Specimen common stock certificate for NBT’s common stock (filed as Exhibit 4.3 to the Form S-4 of NBT Bancorp, Inc. filed on August 2, 2005 and incorporated herein by reference)

4.2
Rights Agreement, dated as of November 15, 2004, between NBT Bancorp Inc. and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.1 to Registrant’s Form 8-K, filed on November 18, 2004 and incorporated herein by reference).

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