Form 10-K
period 2005-12-31
NBT BANCORP INC
filed 2006-03-15
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______
COMMISSION FILE NUMBER: 0-14703

NBT BANCORP INC.
(Exact name of registrant as specified in its charter)

Delaware	16-1268674
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

52 SOUTH BROAD STREET
NORWICH, NEW YORK 13815
(Address of principal executive office) (Zip Code)
(607) 337-2265 (Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common Stock ($0. 01 par value per share)

Stock Purchase Rights Pursuant to Stockholders Rights Plan

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Based upon the closing price of the registrant’s common stock as of June 30, 2005, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $765,237,485

The number of shares of Common Stock outstanding as of February 28, 2006, was 34,454,675.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for it’s Annual Meeting of Stockholders to be held on May 2, 2006 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART	ITEM

I	1	BUSINESS
Description of Business
Average Balance Sheets
Net Interest Income Analysis -Taxable Equivalent Basis
Net Interest Income and Volume/Rate Variance-Taxable Equivalent Basis
Securities Portfolio
Debt Securities -Maturity Schedule
Loans
Maturities and Sensitivities of Loans to Changes in Interest Rates
Nonperforming Assets
Allowance for Loan Losses
Maturity Distribution of Time Deposits
Return on Equity and Assets
Short-Term Borrowings

	1A.	RISK FACTORS

	1B.	UNRESOLVED STAFF COMMENTS

	2	PROPERTIES

	3	LEGAL PROCEEDINGS

	4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

II	5	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

	6	SELECTED FINANCIAL DATA

	7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

	8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2005
Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2005

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2005
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

	9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	9A	CONTROLS AND PROCEDURES

	9B	OTHER INFORMATION

III	10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

	11	EXECUTIVE COMPENSATION*

	12	SECURITY OWNERSHIP OF CERTAIN BENECIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

	13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

	14	PRINCIPAL ACCOUNTANT FEES AND SERVICES*

IV	15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements (See Item 8 for Reference).
(2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
(3) Exhibits.
(b) Refer to item 15(a)(3)above.
(c) Refer to item 15(a)(2) above.

SIGNATURES

*	Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2005 had assets of $4.4 billion and stockholders’ equity of $334 million. The Registrant is the parent holding company of NBT Bank, N.A. (“the Bank”), NBT Financial Services, Inc. (“NBT Financial”), CNBF Capital Trust I, NBT Statutory Trust I, and NBT Statutory Trust II (“the Trusts”) (see Note 12 to the Notes to Consolidated Financial Statements). Through the Bank and NBT Financial, the Company is focused on community banking operations. The Trusts were organized to raise additional regulatory capital and to provide funding for certain acquisitions. The Registrant’s primary business consists of providing commercial banking and financial services to its customers in its market area. The principal assets of the Registrant are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank and NBT Financial.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York and northeastern Pennsylvania market area. The Bank conducts business through two geographic operating divisions, NBT Bank and Pennstar Bank.

The NBT Bank division has 74 divisional offices and 100 automated teller machines (ATMs), located primarily in central and upstate New York. At December 31, 2005, NBT Bank had total loans and leases of $2.3 billion and total deposits of $2.4 billion.

The Pennstar Bank division has 39 divisional offices and 54 ATMs, located primarily in northeastern Pennsylvania. At December 31, 2005, Pennstar Bank had total loans and leases of $677.3 million and total deposits of $806.4 million.

The Bank has six operating subsidiaries, NBT Capital Corp., Pennstar Services Company, Broad Street Property Associates, Inc., NBT Services, Inc., Pennstar Realty Trust, and CNB Realty Trust. NBT Capital Corp., formed in 1998, is a venture capital corporation formed to assist young businesses develop and grow in the markets we serve. Broad Street Property Associates, Inc. formed in 2004, is a property management company. NBT Services, Inc. formed in 2004, is the holding company of and has an 80% ownership interest in NBT Settlement Services, LLC. NBT Settlement Services, formed in 2004, provides title insurance products to individuals and corporations. Pennstar Realty Trust, formed in 2000, and CNB Realty Trust formed in 1998, are real estate investment trusts. Pennstar Services Company, formed in 2002, provides services to the Pennstar Bank division of the Bank.

NBT Financial, formed in 1999, is the parent company of EPIC Advisors, Inc. (“EPIC”). EPIC, acquired in January 2005, is a full service 401(k) plan recordkeeping firm. During March 2005, NBT Financial sold M. Griffith, Inc., a registered securities broker-dealer offering financial and retirement planning as well as life, accident and health insurance.

CNBF Capital Trust I (“Trust I”), a Delaware statutory business trust formed in 1999 and NBT Statutory Trust I, a Delaware statutory business trust formed in 2005, for the purpose of issuing trust preferred securities and lending the proceeds to the Company. In connection with the acquisition of CNB Bancorp, Inc. mentioned below, the Company formed NBT Statutory Trust II (“Trust II”) in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. The Company raised $51.5 million through Trust II in February 2006. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are variable interest entities (VIEs) for which the Company is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003) (FIN 46R).” In accordance with FIN 46R, the accounts of the Trusts are not included in the Company’s consolidated financial statements. See the Company’s accounting policy related to consolidation in Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8 Financial Statements and Supplementary Data, which is located elsewhere in this report.

Recent Developments - Acquisition of CNB Bancorp, Inc.

On February 10, 2006, the Company acquired CNB Bancorp, Inc. (“CNB”), a bank holding company headquartered in Gloversville, New York. The acquisition was accomplished by merging CNB with and into the Company. By virtue of this acquisition, CNB’s banking subsidiary, City National Bank and Trust Company, was merged with and into NBT Bank. City National Bank and Trust Company operated 9 full-service community banking offices - located in Fulton, Hamilton, Montgomery and Saratoga counties, with approximately $400 million in assets. The Merger increases the Company’s assets to approximately $4.9 billion.

In connection with the Merger, the Company issued an aggregate of 2.1 million shares of Company common stock and $39 million in cash to the former holders of CNB common stock.

CNB nonqualified stock options, entitling holders to purchase CNB common stock outstanding, were cancelled on the closing date and such option holders received an option payment subject to the terms of the Merger Agreement. The total number of CNB nonqualified stock options that were canceled was 103,545, which resulted in a cash payment to option holders before any applicable federal or state withholding tax, of approximately $1.3 million. In accordance with the terms of the Merger Agreement, all outstanding CNB incentive stock options as of the effective date were assumed by the Company. At that time, there were 144,686 CNB incentive stock options that were exchanged for 237,278 replacement incentive stock options of the Company.

Based on the $22.42 per share closing price of the Company’s common stock on February 10, 2006, the transaction is valued at approximately $88 million.

COMPETITION

The banking and financial services industry in New York and Pennsylvania generally, and in the Company’s market areas specifically, is highly competitive. The increasingly competitive environment is primarily a result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers. The Company competes for loans and leases, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company. In order to compete with other financial services providers, the Company stresses the community nature of its banking operations and principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with their customers, and specialized services tailored to meet the needs of the communities served.

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

The Company is subject to capital adequacy guidelines of the FRS. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The FRS capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2005, the Company’s leverage ratio was 7.16%, its ratio of Tier 1 capital to risk-weighted assets was 9.80%, and its ratio of qualifying total capital to risk-weighted assets was 11.05%. The FRS may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The FRS has not advised the Company of any special capital requirement applicable to it.

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

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company. As of December 31, 2005, the Bank was in compliance with all minimum capital requirements. The Bank’s leverage ratio was 6.89%, its ratio of Tier 1 capital to risk-weighted assets was 9.40%, and its ratio of qualifying total capital to risk-weighted assets was 10.65%.

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2005, the Bank’s total brokered deposits were $209.3 million.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2005, approximately $58.5 million was available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. As indicated above, the Bank is currently in compliance with these requirements.

The OCC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be undercapitalized. Undercapitalized institutions are subject to growth limitations and are required to submit a capital restoration plan. If a depository institution fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

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

The FDIC has adopted regulations establishing a risk-related deposit insurance assessment system. Under this system, the FDIC has placed each insured bank in one of nine risk categories based on the bank’s capitalization and supervisory evaluations provided to the FDIC by the institution’s primary federal regulator. Each insured bank’s insurance assessment rate has been determined by the risk category in which it is classified by the FDIC.

In light of the favorable financial situation of the federal deposit insurance funds and the low number of depository institution failures, since January 1, 1997, the annual insurance premiums on bank deposits insured by the BIF or the SAIF have varied between $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $0.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories. BIF and SAIF assessment rates have been subject to semi-annual adjustment by the FDIC within a range of up to five basis points without public comment. The FDIC also has possessed authority to impose special assessments from time to time.

The Federal Deposit Insurance Reform Act of 2005, was signed into law on February 8, 2006, and gives the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The reform legislation provides a credit to all insured institutions, based on the amount of their insured deposits at year-end 1996, to offset the premiums that they may be assessed; combines the BIF and SAIF to form a single Deposit Insurance Fund; increases deposit insurance to $250,000 for Individual Retirement Accounts; and authorizes inflation-based increases in deposit insurance on other accounts every 5 years, beginning in 2011. The FDIC also is directed to conduct studies regarding further deposit insurance reform.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC insurance funds and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. During 2005, FDIC-insured banks paid an average rate of approximately $0.017 per $100 for purposes of funding FICO bond obligations.

Transactions between the Bank and any of its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act and FRS regulations thereunder. An “affiliate” of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of sections 23A and 23B, unless the subsidiary is also controlled through a non-bank chain of ownership by affiliates or controlling shareholders of the bank or the subsidiary engages in activities that are not permissible for a bank to engage in directly (except insurance agency subsidiaries). Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices. Sections 23A and 23B also regulate transactions by a bank with its financial subsidiaries that it may operate as a result of the expanded authority granted to national banks under the Gramm-Leach-Bliley Act (“GLB Act”).

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

The GLB Act requires all financial institutions, including the Company and the Bank, to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers, including customers of the Company, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The Company has developed policies and procedures for itself and its subsidiaries, including the Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of the GLB Act and the FACT Act.

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. As of December 31, 2005, the Company and the Bank believe they are in compliance with the USA PATRIOT Act and regulations thereunder.

The Sarbanes-Oxley Act of 2002 implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures for companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as the Company. It includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. The Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Beginning in March 2005, home mortgage lenders, including banks, were required under the Home Mortgage Disclosure Act to make available to the public expanded information regarding the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain Treasury securities and other benchmarks. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institutions to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. The Company has no information that it or its affiliates is the subject of any investigation.

The Bankruptcy Abuse Prevention and Consumer Protection Act amended the U.S. Bankruptcy Code, effective October 17, 2005. Under the new law, the ability of consumers to discharge their debts in bankruptcy is limited by a needs-based test, and more debtors than in the past are expected to enter into repayment programs with their creditors. The law also provides for pre-bankruptcy credit counseling, limits certain homestead exemptions, limits the discharge of debt incurred for the purchase of certain luxury items, and extends from 6 years to 8 years the minimum time between successive bankruptcy discharges.

Periodic disclosures by companies in various industries of the loss or theft of computer-based nonpublic customer information has led to the introduction in Congress of several bills to establish national standards for the safeguarding of such information and the disclosure of security breaches. Several committees of both houses of Congress have announced plans to conduct hearings on data security and related issues.

EMPLOYEES

At December 31, 2005, the Company had 1,184 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group. The Company considers its employee relations to be good.

AVAILABLE INFORMATION

The Company’s website is http://www.nbtbancorp.com. The Company makes available free of charge through its website, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports led or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC. The reference to our website does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document.

ITEM 1A.	RISK FACTORS

There are risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.

The Company is Subject to Interest Rate Risk

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Net Interest Income” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the section captioned “Impact of Inflation and Changing Prices” in Item 7A. Quantitative and Qualitative Disclosure About Market Risk located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

The Company is Subject to Lending Risk

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across the States of New York and Pennsylvania, as well as the entire United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2005, approximately 43% of the Company’s loan and lease portfolio consisted of commercial, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans and Leases and Corresponding Interest and Fees on Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

The Company’s Allowance For Loan and Lease Losses May Be Insufficient

The Company maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan and lease portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Company will need additional provisions to increase the allowance for loan and lease losses. These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Risk Management - Credit Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan and losses.

The Company’s Profitability Depends Significantly on Economic Conditions in Upstate New York and Northeastern Pennsylvania

The Company’s success depends primarily on the general economic conditions of upstate New York and northeastern Pennsylvania and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Oneonta, Amsterdam-Gloversville, Albany, Binghamton, Utica-Rome, Plattsburg, and Ogdensburg-Massena and northeastern Pennsylvania areas of Scranton, Wilkes-Barre and East Stroudsburg. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

The Company Operates In A Highly Competitive Industry and Market Area

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Company operates. Additionally, various out-of-state banks continue to enter or have announced plans to enter the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can. The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•   The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.
•   The ability to expand the Company’s market position.
•   The scope, relevance and pricing of products and services offered to meet customer needs and demands.
•   The rate at which the Company introduces new products and services relative to its competitors.
•   Customer satisfaction with the Company’s level of service.
•   Industry and general economic trends.

Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Is Subject To Extensive Government Regulation and Supervision

The Company, primarily through NBT Bank and certain non-bank subsidiaries, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1., which is located elsewhere in this report.

The Company’s Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.

New Lines of Business or New Products and Services May Subject The Company to Additional Risks

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company Relies on Dividends From Its Subsidiaries For Most Of Its Revenue

The Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on the Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that NBT Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event NBT Bank is unable to pay dividends to the Company, the Comapny may not be able to service debt, pay obligations or pay dividends on the Company’s common stock.

The inability to receive dividends from NBT Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 14 — Stockholders’ Equity in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

The Company May Not Be Able To Attract and Retain Skilled People

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The Company’s Information Systems May Experience An Interruption Or Breach In Security

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

Severe Weather, Natural Disasters, Acts Of War Or Terrorism and Other External Events Could Significantly Impact The Company’s Business

Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Articles Of Incorporation, By-Laws and Stockholder Rights Plan As Well As Certain Banking Laws May Have An Anti-Takeover Effect

Provisions of the Company’s articles of incorporation and by-laws, federal banking laws, including regulatory approval requirements, and the Company’s stock purchase rights plan could make it more difficult for a third party to acquire the Company, even if doing so would be perceived to be beneficial to the Company’s stockholders. The combination of these provisions effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s headquarters are located at 52 South Broad Street, Norwich, New York 13815. The Company operated the following number of community banking branches and automated teller machines (ATMs) as of December 31, 2005:

County	Branches	ATMs	County	Branches	ATMs
NBT Bank Division			Pennstar Bank Division

New York			New York
Albany County	3	3	Orange County	1	1
Broome County	7	12
Chenango County	11	12	Pennsylvania
Clinton County	3	2	Lackawanna County	18	24
Delaware County	5	11	Luzerne County	4	8
Essex County	3	6	Monroe County	4	5
Franklin County	1	1	Pike County	3	4
Fulton County	4	5	Susquehanna County	6	8
Greene County	—	2	Wayne County	3	4
Herkimer County	2	1
Montgomery County	6	4
Oneida County	6	11
Otsego County	9	16
Saratoga County	3	3
Schenectady County	1	1
Schoharie County	4	2
St. Lawrence County	5	5
Sullivan County	—	1
Tioga County	1	1
Ulster County	—	1

The Company leases fifty one of the above listed branches from third parties under terms and conditions considered by management to be equitable to the Company. The Company owns all other banking premises. All automated teller machines are owned.

ITEM 3.	LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which their property is the subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES

The common stock of NBT Bancorp Inc. (“Common Stock”) is quoted on the Nasdaq Stock Market National Market Tier under the symbol “NBTB.” The following table sets forth the market prices and dividends declared for the Common Stock for the periods indicated:

	High	Low	Dividend
2004
1st quarter	$23.00	$21.21	$0.17
2nd quarter	23.18	19.92	0.19
3rd quarter	24.34	21.02	0.19
4th quarter	26.84	21.94	0.19
2005
1st quarter	$23.79	$20.75	$0.19
2nd quarter	25.50	22.79	0.19
3rd quarter	24.15	20.10	0.19
4th quarter	25.66	21.48	0.19

The closing price of the Common Stock on February 28, 2006 was $22.88.

As of February 28, 2006, there were 7,471 shareholders of record of Company common stock.

Dividends

We depend primarily upon dividends from our subsidiaries for a substantial part of our revenue. Accordingly, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries. Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions. Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. At December 31, 2005, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $58.5 million to the Company without the prior approval of the OCC.

If the capital of the Company is diminished by depreciation in the value of its property or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired. See the section captioned “Supervision and Regulation” in Item 1 and Note 14 - Stockholders Equity in the notes to consolidated financial statements is included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary of financial and other information about the Company is derived from the Company’s audited consolidated financial statements for each of the five fiscal years ended December 31, 2005 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and accompanying notes, included elsewhere in this report:

	Year ended December 31,
(In thousands, except per share data)	2005	2004	2003	2002	2001
Interest, fee and dividend income	$236,367	$210,179	$207,298	$227,222	$255,434
Interest expense	78,256	59,692	62,874	80,402	117,502
Net interest income	158,111	150,487	144,424	146,820	137,932
Provision for loan and lease losses	9,464	9,615	9,111	9,073	31,929
Noninterest income excluding securities (losses) gains	43,785	40,673	37,603	31,934	31,826
Securities (losses) gains, net	(1,236)	216	175	(413)	(7,692)
Merger, acquisition and reorganization costs	-	-	-	-	15,322
Other noninterest expense	115,305	109,777	104,517	102,455	110,536
Income before income taxes	75,891	71,984	68,574	66,813	4,279
Net income	52,438	50,047	47,104	44,999	3,737

Per common share
Basic earnings	$1.62	$1.53	$1.45	$1.36	$0.11
Diluted earnings	1.60	1.51	1.43	1.35	0.11
Cash dividends paid	0.76	0.74	0.68	0.68	0.68
Book value at year-end	10.34	10.11	9.46	8.96	8.05
Tangible book value at year-end	8.75	8.66	7.94	7.47	6.51
Average diluted common shares outstanding	32,710	33,087	32,844	33,235	33,085

At December 31,
Securities available for sale, at fair value	$954,474	$952,542	$980,961	$1,007,583	$909,341
Securities held to maturity, at amortized cost	93,709	81,782	97,204	82,514	101,604
Loans and leases	3,022,657	2,869,921	2,639,976	2,355,932	2,339,636
Allowance for loan and lease losses	47,455	44,932	42,651	40,167	44,746
Assets	4,426,773	4,212,304	4,046,885	3,723,726	3,638,202
Deposits	3,160,196	3,073,838	3,001,351	2,922,040	2,915,612
Borrowings	883,182	752,066	672,631	451,076	394,344
Stockholders’ equity	333,943	332,233	310,034	292,382	266,355

Key ratios
Return on average assets	1.21%	1.21%	1.22%	1.23%	0.10%
Return on average equity	15.86	15.69	15.90	16.13	1.32
Average equity to average assets	7.64	7.74	7.69	7.64	7.82
Net interest margin	4.01	4.03	4.16	4.43	4.19
Dividend payout ratio	47.50	49.01	47.55	50.37	618.18
Tier 1 leverage	7.16	7.13	6.76	6.73	6.34
Tier 1 risk-based capital	9.80	9.78	9.96	9.93	9.43
Total risk-based capital	11.05	11.04	11.21	11.18	10.69

Selected Quarterly Financial Data
	2005				2004
(Dollars in thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest, fee and dividend income	$55,461	$57,866	$60,282	$62,758	$51,727	$50,938	$53,093	$54,421
Interest expense	16,647	18,542	20,331	22,736	14,633	14,258	15,041	15,760
Net interest income	38,814	39,324	39,951	40,022	37,094	36,680	38,052	38,661
Provision for loan and lease losses	1,796	2,320	2,752	2,596	2,124	2,428	2,313	2,750
Noninterest income excluding net securities (losses) gains	10,715	11,004	11,088	10,978	10,434	9,960	10,099	10,180
Net securities (losses) gains	(4)	51	(737)	(546)	9	29	18	160
Noninterest expense	28,881	28,696	28,579	29,149	27,202	25,863	27,305	29,407
Net income	$12,789	$13,128	$13,526	$12,995	$12,371	$12,568	$12,617	$12,491
Basic earnings per share	$0.39	$0.41	$0.42	$0.40	$0.38	$0.38	$0.38	$0.38
Diluted earnings per share	$0.39	$0.40	$0.41	$0.40	$0.37	$0.38	$0.38	$0.38
Net interest margin	4.09%	4.02%	3.99%	3.97%	4.10%	3.99%	3.99%	4.03%
Return on average assets	1.23%	1.22%	1.23%	1.17%	1.23%	1.24%	1.20%	1.18%
Return on average equity	15.74%	16.21%	16.06%	15.47%	15.73%	16.05%	15.94%	15.08%
Average diluted common shares outstanding	32,977	32,584	32,729	32,556	33,174	33,084	32,936	33,155

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of NBT Bancorp Inc. (the “Registrant”) and its wholly owned subsidiaries, NBT Bank, N.A. (“the Bank”) and NBT Financial Services, Inc. (“NBT Financial”), during 2005 and, in summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent (FTE) basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2005 and 2004 and for each of the years in the three-year period ended December 31, 2005 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 2005 presentation.

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

The business of the Company is providing commercial banking and financial services through its subsidiaries. The Company’s primary market area is central and upstate New York and northeastern Pennsylvania. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans and leases, and, to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its earning assets and the interest expense paid on its interest bearing liabilities, primarily consisting of deposits and borrowings. Net income is also affected by provisions for loan and lease losses and noninterest income, such as service charges on deposit accounts, broker/dealer fees, trust fees, and gains/losses on securities sales; it is also impacted by noninterest expense, such as salaries and employee benefits, data processing, communications, occupancy, and equipment.

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

CRITICAL ACCOUNTING POLICIES

The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses and pension accounting.

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
•   Costs or difficulties related to the integration of the businesses of the Company and CNB may be greater than expected.
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

OVERVIEW

The Company had net income of $52.4 million or $1.60 per diluted share for 2005, compared to net income of $50.0 million or $1.51 per diluted share for 2004. Results were driven by several factors. Net interest income increased $7.6 million or 5% in 2005 compared to 2004. The increase in net interest income resulted mainly from an increase in average earning assets of 5%, driven by an 8% increase in average loans and leases for the period. Noninterest income increased $1.7 million or 4% compared to 2004. Included in noninterest income for 2005 was net securities losses totaling $1.2 million compared to net securities gains of $0.2 million in 2004. Excluding net security gains and losses, total noninterest income increased 8% in 2005 compared with 2004. This increase resulted from increases in retirement plan administration fees of $4.4 million (from the Acquisition of EPIC in January 2005), other income, service charges on deposit accounts, ATM and debit card fees and trust revenue offset by a decline in broker/dealer and insurance revenue of $3.6 million (from the sale of M. Griffith Inc. in March 2005). Offsetting the increases in net interest income and noninterest income was an increase in noninterest expense of $5.5 million in 2005 compared to 2004. The increase in noninterest expense resulted mainly from increases in salaries and employee benefits, occupancy expense, equipment and other operating expense offset by a goodwill impairment charge in 2004 and a decrease in data processing and communications expense. The provision for loan and lease losses decreased slightly in 2005 compared to 2004, as credit quality was stable, net charge-offs as a percentage of total loans and leases decreased, and the Company experienced a decline in the rate of loan growth in 2005, which was 5% at December 31, 2005 compared to a growth rate of 9% for 2004.

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

Table 1. Average Balances and Net Interest Income
	2005			2004			2003
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Short-term interest bearing accounts	$7,298	$229	3.14%	$7,583	$222	2.93%	$3,358	$84	2.50%
Securities available for sale 1	954,461	43,113	4.52	970,024	44,633	4.60	984,620	46,313	4.70
Securities held to maturity 1	88,244	5,035	5.71	85,771	4,385	5.11	90,601	4,657	5.14
Investment in FRB and FHLB Banks	37,607	1,898	5.05	34,813	854	2.45	28,117	854	3.04
Loans and leases 2	2,959,256	190,331	6.43	2,743,753	164,285	5.99	2,474,899	159,827	6.46
Total earning assets	4,046,866	240,606	5.95	3,841,944	214,379	5.58	3,581,595	211,735	5.91
Other non-interest earning assets	279,289			278,603			270,928
Total assets	$4,326,155			$4,120,547			$3,852,523

Liabilities and stockholders’ equity
Money market deposit accounts	$399,056	7,312	1.83%	$438,819	5,327	1.21%	$359,722	4,332	1.20%
NOW deposit accounts	439,751	2,305	0.52	462,509	2,230	0.48	411,236	2,340	0.57
Savings deposits	559,584	3,985	0.71	574,386	3,846	0.67	523,571	4,542	0.87
Time deposits	1,217,442	36,330	2.98	1,079,670	28,358	2.63	1,188,497	34,727	2.92
Total interest-bearing deposits	2,615,833	49,932	1.91	2,555,384	39,761	1.56	2,483,026	45,941	1.85
Short-term borrowings	353,644	10,983	3.11	302,276	4,086	1.35	190,332	2,171	1.14
Trust preferred debentures	19,596	1,227	6.26	18,297	823	4.50	-	-	-
Long-term debt	410,891	16,114	3.92	381,756	15,022	3.93	360,928	14,762	4.09
Total interest-bearing liabilities	3,399,964	78,256	2.30	3,257,713	59,692	1.83	3,034,286	62,874	2.07
Demand deposits	543,077			492,746			457,238
Other non-interest-bearing liabilities	52,438			51,187			64,723
Stockholders’ equity	330,676			318,901			296,276
Total liabilities and stockholders’ equity	$4,326,155			$4,120,547			$3,852,523
Interest rate spread			3.64%			3.75%			3.84%
Net interest income-FTE		162,350			154,687			148,861
Net interest margin			4.01%			4.03%			4.16%
Taxable equivalent adjustment		4,239			4,200			4,437
Net interest income		$158,111			$150,487			$144,424

1.   Securities are shown at average amortized cost.
2.   For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding. The interest collected thereon is included in interest income based upon the characteristics of the related loans.

NET INTEREST INCOME

On a tax equivalent basis, the Company’s net interest income for 2005 was $162.4 million, up from $154.7 million for 2004. The Company’s net interest margin declined slightly to 4.01% for 2005 from 4.03% for 2004. The decline in the net interest margin resulted primarily from interest-bearing liabilities repricing up faster than earning assets, offset somewhat by the increase in average demand deposits, which increased $50.3 million or 10% during the period. The yield on earning assets increased 37 basis points (bp), from 5.58% for 2004 to 5.95% for 2005. Meanwhile, the rate paid on interest bearing liabilities increased 47 bp, from 1.83% for 2004 to 2.30% for 2005. Additionally, offsetting the decline in net interest margin was an increase in average earning assets of $204.9 million or 5%, driven primarily by a $215.5 million increase in average loans and leases. The following table presents changes in interest income, on a FTE basis, and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

Table 2. Analysis of Changes in Taxable Equivalent Net Interest Income
	Increase (Decrease) 2005 over 2004			Increase (Decrease) 2004 over 2003
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$(9)	$16	$7	$122	$16	$138
Securities available for sale	(710)	(810)	(1,520)	(680)	(1,000)	(1,680)
Securities held to maturity	129	521	650	(247)	(25)	(272)
Investment in FRB and FHLB Banks	74	970	1,044	182	(182)	-
Loans and leases	13,396	12,650	26,046	16,605	(12,147)	4,458
Total interest income	11,771	14,456	26,227	14,904	(12,260)	2,644
Money market deposit accounts	(520)	2,505	1,985	960	35	995
NOW deposit accounts	(113)	188	75	272	(382)	(110)
Savings deposits	(101)	240	139	411	(1,107)	(696)
Time deposits	3,857	4,115	7,972	(3,027)	(3,342)	(6,369)
Short-term borrowings	799	6,098	6,897	1,457	458	1,915
Trust preferred debentures	62	342	404	-	-	-
Long-term debt	1,143	(51)	1,092	832	(572)	260
Total interest expense	2,704	15,860	18,564	4,421	(7,603)	(3,182)
Change in FTE net interest income	$9,067	$(1,404)	$7,663	$10,483	$(4,657)	$5,826

LOANS AND LEASES AND CORRESPONDING INTEREST AND FEES ON LOANS

The average balance of loans and leases increased 8%, totaling $3.0 billion in 2005 compared to $2.7 billion in 2004. The yield on average loans and leases increased from 5.99% in 2004 to 6.43% in 2005, as loans, particularly loans indexed to Prime and other short-term variable rate indices, benefited from the rising rate environment in 2005. Interest income from loans and leases on a FTE basis increased 16%, from $164.3 million in 2004 to $190.3 million in 2005. The increase in interest income from loans and leases was due primarily to the increase in the average balance of loans and leases as well as the increase in yield on loans and leases in 2005 compared to 2004 noted above.

Total loans and leases increased 5% at December 31, 2005, totaling $3.0 billion from $2.9 billion at December 31, 2004. The increase in loans and leases was driven by strong growth in home equity loans, consumer loans, and real estate construction and development (primarily comprised of commercial real estate.) Home equity loans increased $72.0 million or 18% from $391.8 million at December 31, 2004 to $463.8 million at December 31, 2005. The increase in home equity loans was due to strong product demand and successful marketing of home equity products in newer markets. Consumer loans increased $51.8 million or 13%, from $412.1 million at December 31, 2004 to $464.0 million at December 31, 2005. The increase in consumer loans was driven primarily by strong growth in indirect auto lending from an expanded presence in Pennsylvania and newer markets in New York. Real estate construction and development loans increased $26.9 million or 20% from $136.9 million at December 31, 2004 to $163.9 million at December 31, 2005, as the Bank originated several large commercial construction development loans in 2005 in its newer markets. Commercial and commercial real estate remained relatively unchanged at December 31, 2005 when compared to December 31, 2004, as new loan originations were offset by prepayments as competition for these loan types was particularly strong across all of the Company’s markets in 2005. Residential real estate mortgages declined $19.9 million or 3% at December 31, 2005 compared to December 31, 2004 as the Company began selling real estate mortgages in the secondary market during the second half of 2005 as a means of limiting its exposure to long-term interest rate risk.

The following table reflects the loan and lease portfolio by major categories as of December 31 for the years indicated:

Table 3. Composition of Loan and Lease Portfolio
	December 31,
(In thousands)	2005	2004	2003	2002	2001
Residential real estate mortgages	$701,734	$721,615	$703,906	$579,638	$525,411
Commercial and commercial real estate	1,032,977	1,018,548	954,024	920,330	958,075
Real estate construction and development	163,863	136,934	86,046	64,025	60,513
Agricultural and agricultural real estate	114,043	108,181	106,310	104,078	103,884
Consumer	463,955	412,139	390,413	357,214	387,081
Home equity	463,848	391,807	336,547	269,553	232,624
Lease financing	82,237	80,697	62,730	61,094	72,048
Total loans and leases	$3,022,657	$2,869,921	$2,639,976	$2,355,932	$2,339,636

Real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residences. Loans in the commercial and agricultural category, as well as commercial and agricultural real estate mortgages, consist primarily of short-term and/or floating rate loans made to small to medium-sized entities. Consumer loans consist primarily of installment credit to individuals secured by automobiles and other personal property including manufactured housing at December 31, 2005, real estate construction and development loans include $146.5 million in commercial construction and development and $17.4 million in residential construction loans. Commercial construction loans are for small and medium sized office buildings and other commercial properties and residential construction loans are primarily for projects located in upstate New York and northeastern Pennsylvania.

The Company’s automobile lease financing portfolio totaled $82.2 million at December 31, 2005 and $80.7 million at December 31, 2004. Lease receivables primarily represent automobile financing to customers through direct financing leases and are carried at the aggregate of the lease payments receivable and the estimated residual values, net of unearned income and net deferred lease origination fees and costs. Net deferred lease origination fees and costs are amortized under the effective interest method over the estimated lives of the leases. The estimated residual value related to the total lease portfolio is reviewed quarterly, and if there had been a decline in the estimated fair value of the residual that is judged by management to be other-than-temporary, including consideration of residual value insurance, a loss would be recognized.

Adjustments related to such other-than-temporary declines in estimated fair value are recorded with other noninterest expenses in the consolidated statements of income. One of the most significant risks associated with leasing operations is the recovery of the residual value of the leased vehicles at the termination of the lease. A lease receivable asset includes the estimated residual value of the leased vehicle at the termination of the lease. At termination, the lessor has the option to purchase the vehicle or may turn the vehicle over to the Company. The residual values included in lease financing receivables totaled $55.5 million and $50.2 million at December 31, 2005 and 2004, respectively.

The Company has acquired residual value insurance protection in order to reduce the risk related to residual values. Based on analysis performed by management, the Company has concluded that no other-than-temporary impairment exists which would warrant a charge to earnings during the years ended December 31, 2005 and 2004.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, are the maturities of the commercial and agricultural and real estate and construction development loan portfolios and the sensitivity of loans to interest rate fluctuations at December 31, 2005. Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Table 4. Maturities and Sensitivities of Certain Loans to Changes in Interest Rates
	Remaining maturity at December 31, 2005
(In thousands)	Within One Year	After One Year But Within Five Years	After Five Years	Total
Floating/adjustable rate

Commercial, commercial real estate, agricultural, and agricultural real estate	$457,393	$92,361	$97	$549,851
Real estate construction and development	36,060	10,970	2,060	49,090
Total floating rate loans	493,453	103,331	2,157	598,941

Fixed rate

Commercial, commercial real estate, agricultural, and agricultural real estate	229,330	298,542	69,297	597,169
Real estate construction and development	3,491	7,281	104,001	114,773
Total fixed rate loans	232,821	305,823	173,298	711,942
Total	$726,274	$409,154	$175,455	$1,310,883

SECURITIES AND CORRESPONDING INTEREST AND DIVIDEND INCOME

The average balance of the amortized cost for securities available for sale in 2005 was $954.5 million, a decrease of $15.6 million, or 2%, from $970.0 million in 2004. The yield on average securities available for sale was 4.52% for 2005 compared to 4.60% in 2004. The slight decrease in yield on securities available for sale resulted from continued efforts to shorten the duration and weighted average life of the securities available for sale portfolio in 2005. At December 31, 2005, approximately 53% of total securities were comprised of fifteen/ten year mortgage-backed securities and collateralized mortgage obligations (CMOs), 22% were comprised of US Agency notes and bonds and 5% were comprised of thirty/twenty year mortgaged-backed securities. At December 31, 2004, the mix was 67% fifteen/ten year mortgage-backed securities and CMOs, 11% US Agency notes and bonds and 9% of thirty/twenty year mortgaged-backed securities. Furthermore, the Company shortened the estimated weighted average life of the total securities portfolio from 4.6 years at December 31, 2004 to 4.1 years at December 31, 2005. In the event of a rising rate environment, the Company should be positioned to reinvest cash flows at a faster rate from shortening the expected life of the portfolio.

The average balance of securities held to maturity increased from $85.8 million in 2004 to $88.2 million in 2005. At December 31, 2005, securities held to maturity were comprised primarily of tax-exempt municipal securities. The yield on securities held to maturity increased from 5.11% in 2004 to 5.71% in 2005 from higher yields for tax-exempt securities purchased during 2005. Investments in FRB and Federal Home Loan Bank (FHLB) stock increased to $37.7 million in 2005 from $34.8 million in 2004. This increase was driven primarily by an increase in the investment in FHLB resulting from an increase in the Company’s borrowing capacity at FHLB. The yield from investments in FRB and FHLB Banks increased from 2.45% in 2004 to 5.05% in 2005. In 2003, the FHLB disclosed it had capital concerns and credit issues in their investment security portfolio. As a result of these issues, the FHLB reduced their dividend rate in 2004.

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

Table 5. Securities Portfolio
	As of December 31,
	2005		2004		2003
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale
U.S. Treasury	$10,005	$10,005	$10,037	$9,977	$58	$59
Federal Agency and mortgage-backed	684,907	672,602	694,928	696,835	843,777	849,686
State & Municipal, collateralized mortgage obligations and other securities	269,826	271,867	238,770	245,730	123,570	131,216
Total securities available for sale	$964,738	$954,474	$943,735	$952,542	$967,405	$980,961

Securities held to maturity
Federal Agency and mortgage-backed	$4,354	$4,482	$6,412	$6,706	$11,363	$11,867
State & Municipal	87,582	87,446	75,128	75,764	85,437	86,305
Other securities	1,773	1,773	242	242	404	404
Total securities held to maturity	$93,709	$93,701	$81,782	$82,712	$97,204	$98,576

In the available for sale category at December 31, 2005, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; Mortgaged-backed securities were comprised of GSEs with an amortized cost of $395.5 million and a fair value of $386.0 million and US Government Agency securities with an amortized cost of $53.0 million and a fair value of $53.2 million; Collateralized mortgage obligations were comprised of GSEs with an amortized cost of $102.6 million and a fair value of $100.2 million and US Government Agency securities with an amortized cost of $75.7 million and a fair value of $73.8 million. At December 31, 2005, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2005:

(In thousands)	Amortized cost	Estimated fair value	Weighted Average Yield
Debt securities classified as available for sale
Within one year	$45,264	$44,914	2.76%
From one to five years	217,765	215,440	4.41%
From five to ten years	89,812	89,840	4.82%
After ten years	598,091	587,117	4.78%
	$950,932	$937,311
Debt securities classified as held to maturity
Within one year	$26,451	$26,452	3.45%
From one to five years	31,724	31,526	3.92%
From five to ten years	19,360	19,169	4.18%
After ten years	16,174	16,554	5.12%
	$93,709	$93,701

FUNDING SOURCES AND CORRESPONDING INTEREST EXPENSE

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased $142.3 million, totaling $3.4 billion in 2005 from $3.3 billion in 2004. The rate paid on interest-bearing liabilities increased from 1.83% in 2004 to 2.30% in 2005. Increases in the rate paid on and the average balance of interest bearing liabilities caused an increase in interest expense of $18.6 million, or 31%, from $59.7 million in 2004 to $78.3 million in 2005.

DEPOSITS

Average interest bearing deposits increased $60.4 million during 2005 compared to 2004. The increase resulted primarily from increases in time deposits offset by declines in money market, savings and NOW accounts. Average time deposits increased $137.8 million or 13% during 2005 when compared to 2004. The increase in average time deposits resulted primarily from increases in municipal, jumbo and brokered time deposits. The average balance of money market, savings and NOW accounts decreased collectively $77.3 million or 5% during 2005 when compared to 2004. The decrease in money market and NOW accounts was driven primarily from municipal customers shifting their funds into higher paying time deposits in 2005. The decrease in savings was driven primarily from retail customers shifting funds into higher paying money market accounts and time deposits. The average balance of demand deposits increased $50.3 million, or 10%, from $492.7 million in 2004 to $543.1 million in 2005. Solid growth in demand deposits was driven principally by increases in accounts from retail and business customers in newer markets. The ratio of average demand deposits to total average deposits increased from 16.2% in 2004 to 17.2% in 2005.

The rate paid on average interest-bearing deposits increased 35 bp from 1.56% during 2004 to 1.91% in 2005. The increase in rate on interest-bearing deposits was driven primarily by pricing increases from money market accounts and time deposits. These deposit products are more sensitive to interest rate changes. The pricing increases for these products resulted from several increases in short-term rates by the FRB during 2005 combined with competitive pricing for market competitors. The Company expects this trend to continue for money market accounts and time deposits in 2006. The rates paid for NOW and savings accounts remained relatively unchanged for 2005 compared to 2004. These product types are not as sensitive to rate changes and pricing pressure from competitors was low. If short-term rates continue to rise as projected in 2006, the Company expects that pricing pressures will increase from competition, as a result, rates paid for savings and NOW accounts will likely increase. Additionally, if the difference in pricing for savings accounts compared to money market accounts and short-term time deposits widens, the Company expects to experience a shift from lower cost savings accounts to higher cost money market accounts and short-term time deposits in 2006. The Company anticipates these events will likely have an adverse impact on the Company’s net interest margin in 2006.

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2005:

Table 6. Maturity Distribution of Time Deposits of $100,000 or More
(In thousands)	December 31, 2005
Within three months	$203,985
After three but within twelve months	189,090
After one but within three years	180,928
Over three years	17,749
Total	$591,752

BORROWINGS

Average short-term borrowings increased $51.4 million to $353.6 million in 2005. The average rate paid on short-term borrowings increased from 1.35% in 2004 to 3.11% in 2005, as the Federal Reserve Bank increased the discount rate (which directly impacts short-term borrowing rates) 200 bp in 2005. The increases in the average balance and the average rate paid caused interest expense on short-term borrowings to increase $6.9 million from $4.1 million in 2004 to $11.0 million in 2005. Average long-term debt increased $29.1 million from $381.8 million in 2004 to $410.9 million in 2005. The increases in long-term debt and short-term borrowings resulted primarily from loan growth exceeding deposit growth in 2005.

The average balance of trust preferred debentures increased $1.3 million in 2005 compared to 2004. The average rate paid for trust preferred debentures in 2005 was 6.26%, up 176 bp from 4.50% in 2004. The increase in rate on the trust preferred debentures is due primarily to the previously mentioned increase in short-term rates during 2005, as $18.7 million in trust preferred debentures are tied to 3-month LIBOR plus 275 bp (see footnote 12 “Trust Preferred Debentures” under Item 8 “Notes to Consolidated Financial Statements” for more information about these debentures). The increase in the average balance of trust preferred debentures is due primarily to the issuance of $5.2 million of trust preferred debentures in November 2005 at a fixed rate of 6.30% for five years convertible to floating rate tied to 3-month LIBOR plus 140 bp for 25 years thereafter (callable after five years).

Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit and access to brokered deposits available for short-term financing of approximately $594 million and $545 million at December 31, 2005 and 2004, respectively. Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

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

NONPERFORMING ASSETS

Table 7. Nonperforming Assets
	As of December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Nonaccrual loans
Commercial and agricultural loans and real estate	$9,373	$10,550	$8,693	$16,980	$31,372
Real estate mortgages	2,009	2,553	2,483	5,522	5,119
Consumer	2,037	1,888	2,685	1,507	3,719
Total nonaccrual loans	13,419	14,991	13,861	24,009	40,210
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	-	242	237	198
Real estate mortgages	465	737	244	1,325	1,844
Consumer	413	449	482	414	933
Total loans 90 days or more past due and still accruing	878	1,186	968	1,976	2,975
Restructured loans	-	-	-	409	603
Total nonperforming loans	14,297	16,177	14,829	26,394	43,788
Other real estate owned	265	428	1,157	2,947	1,577
Total nonperforming loans and other real estate owned	14,562	16,605	15,986	29,341	45,365
Nonperforming securities	-	-	395	1,122	4,500
Total nonperforming loans, securities, and other real estate owned	$14,562	$16,605	$16,381	$30,463	$49,865
Total nonperforming loans to loans and leases	0.47%	0.56%	0.56%	1.12%	1.87%
Total nonperforming loans and other real estate owned to total assets	0.33%	0.39%	0.40%	0.79%	1.25%
Total nonperforming loans, securities, and other real estate owned to total assets	0.33%	0.39%	0.40%	0.82%	1.37%
Total allowance for loan and lease losses to nonperforming loans	331.92%	277.75%	287.62%	152.18%	102.19%

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

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio. For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans and leases, estimates of the Company’s exposure to credit loss reflect a current assessment of a number of factors, which could affect collectibility. These factors include: past loss experience; size, trend, composition, and nature of loans; changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies as an integral component of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their examination.

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

Total nonperforming assets were $14.6 million at December 31, 2005, compared to $16.6 million at December 31, 2004. Credit quality remained stable in 2005, as nonperforming loans totaled $14.3 million at December 31, 2005, down from the $16.2 million outstanding at December 31, 2004. Nonperforming loans as a percentage of total loans and leases decreased to 0.47% for December 31, 2005 from 0.56% at December 31, 2004. The total allowance for loan and lease losses is 331.92% of non-performing loans at December 31, 2005 as compared to 277.75% at December 31, 2004.

Impaired loans, which primarily consist of nonaccruing commercial type loans decreased slightly, totaling $9.4 million at December 31, 2005 as compared to $10.5 million at December 31, 2004. At December 31, 2005, $2.9 million of the total impaired loans had a specific reserve allocation of $0.0 million or 0% compared to $0.5 million of total impaired loans at December 31, 2004 which had a specific reserve allocation of $0.2 million or 30%.

Total net charge-offs for 2005 totaled $6.9 million as compared to $7.3 million for 2004. The ratio of net charge-offs to average loans and leases was 0.23% for 2005 compared to 0.27% for 2004. Gross charge-offs decreased $0.6 million, totaling $11.0 million for 2005 compared to $11.6 million for 2004. Recoveries decreased slightly, from $4.3 million in 2004 to $4.1 million in 2005. The provision for loan and lease losses decreased slightly to $9.5 million in 2005 from $9.6 million in 2004. The allowance for loan and lease losses as a percentage of total loans and leases was 1.57% at December 31, 2005 and 2004. The slight decrease in the provision for loan and lease losses in 2005 compared to 2004 resulted mainly from loan growth and an increase in potential problem loans discussed below, offset by decreases in net charge-offs and nonperforming loans.

Table 8. Allowance for Loan and Lease Losses
(Dollars in thousands)	2005	2004	2003	2002	2001
Balance at January 1	$44,932	$42,651	$40,167	$44,746	$32,494

Loans and leases charged-off
Commercial and agricultural	3,403	4,595	5,619	9,970	17,097
Real estate mortgages	741	772	362	2,547	783
Consumer*	6,875	6,239	5,862	5,805	4,491
Total loans and leases charged-off	11,019	11,606	11,843	18,322	22,371

Recoveries
Commercial and agricultural	1,695	2,547	3,185	3,394	1,063
Real estate mortgages	438	215	430	104	122
Consumer*	1,945	1,510	1,601	1,172	1,004
Total recoveries	4,078	4,272	5,216	4,670	2,189
Net loans and leases charged-off	6,941	7,334	6,627	13,652	20,182
Allowance related to purchase acquisitions	-	-	-	-	505
Provision for loan and lease losses	9,464	9,615	9,111	9,073	31,929
Balance at December 31	$47,455	$44,932	$42,651	$40,167	$44,746
Allowance for loan and lease losses to loans and leases outstanding at end of year	1.57%	1.57%	1.62%	1.70%	1.91%
Net charge-offs to average loans and leases outstanding	0.23%	0.27%	0.27%	0.58%	0.87%
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

In addition to the nonperforming loans discussed above, the Company has also identified approximately $69.5 million in potential problem loans at December 31, 2005 as compared to $48.0 million at December 31, 2004. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as non-performing at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At December 31, 2005 and 2004, potential problem loans primarily consisted of commercial and agricultural real estate and commercial and agricultural loans. The increase in potential problem loans at December 31, 2005 compared to December 31, 2004 resulted mainly from the downgrade of several large commercial credit relationships. At December 31, 2005, there were fifteen potential problem loans that exceeded $1.0 million, totaling $38.3 million in aggregate compared to seven potential problem loans exceeding $1.0 million, totaling $16.3 million at December 31, 2004. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

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

Table 9. Allocation of the Allowance for Loan and Lease Losses
	December 31,
	2005		2004		2003		2002		2001
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of of Loans	Allowance	Category Percent of of Loans	Allowance	Category Percent of Loans

Commercial and agricultural	$30,257	43%	$28,158	44%	$25,502	43%	$25,589	46%	$34,682	48%
Real estate mortgages	3,148	23%	4,029	25%	4,699	27%	3,884	25%	1,611	22%
Consumer	12,402	34%	10,887	31%	9,357	30%	7,654	29%	4,626	30%
Unallocated	1,648	0%	1,858	0%	3,093	0%	3,040	0%	3,827	0%
Total	$47,455	100%	$44,932	100%	$42,651	100%	$40,167	100%	$44,746	100%

For 2005, the reserve allocation for commercial and agricultural loans increased as a decrease in net charge-off experience was offset by an increase in potential problem loans. The reserve allocation for real estate mortgages decreased, consistent with the decline in real estate mortgages and continued low charge-off experience. The reserve allocation for consumer loans increased from increases in net charge-offs and strong loan growth. The unallocated reserve decreased slightly to $1.6 million for 2005 from $1.9 million for 2004.

The unallocated reserve decreased from $3.1 million in 2003 to $1.9 million in 2004. The unallocated reserved ranged from $3.9 million to $3.1 million for the periods 2000 through 2003. This level of unallocated reserve for this period was primarily in response to the integration of three acquired banks during 2000 and 2001. These acquired banks appeared to have used generally less conservative underwriting and monitoring standards for their commercial related loans, which increased the inherent risk of loss in the loan and lease portfolio. This situation was exacerbated by the economic downturn in 2001 (recession and the terrorist attacks of September 11, 2001), which helped create a higher risk environment for the loan and lease portfolio. The Company responded to this higher risk environment by increasing unallocated reserves based on risk factors thought to increase with the slowing economy and inherent risk of recently acquired loans underwritten with less conservative underwriting standards. During 2002 and 2003, the Company successfully integrated the credit functions of the acquired banks noted above and for the period of 2002 through 2004, worked out a majority of the nonaccrual loans and potential problem loans associated with these acquired banks. During 2004, economic conditions continued to improve and the Company continued to experience positive trends in several credit quality measures. As a result of improved economic conditions and the reduction of risk from loans from acquired banks noted above, the level of unallocated reserve was decreased in 2004. Offsetting the decrease in unallocated reserve was an increase in reserve for commercial and agricultural loans as well as consumer loans in 2004. The increase in reserve allocations for these segments of the loan and lease portfolio was the result of portfolio growth and increases in historical loan loss experience for similar loans with similar characteristics and trends.

At December 31, 2005, approximately 62.4% of the Company’s loans are secured by real estate located in central and northern New York and northeastern Pennsylvania. Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

The primary liquidity measurement the Company utilizes is called Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At December 31, 2005, the Company’s Basic Surplus measurement was 5.2% of total assets or $228 million, which was above the Company’s minimum of 5% (calculated at $221 million of period end total assets at December 31, 2005) set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At December 31, 2005, the Company considered its Basic Surplus position as tightening. The Company anticipates the merger with CNB will improve its Basic Surplus measurement, in the range of 6% to 7% in the first quarter of 2006. Despite this expected improvement in liquidity, certain events may adversely impact the Company’s liquidity position in 2006. Continued improvement in the economy may increase demand for equity related products or increase competitive pressure on deposit pricing, which in turn, could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth continues to exceed deposit growth in 2006. Lastly, unexpected run-off of deposits from the CNB merger will adversely impact liquidity. These scenarios could lead to a decrease in the Company’s basic surplus measure below the minimum policy level of 5%. To manage this risk, the Company has the ability to purchase brokered time deposits, established borrowing facilities with other banks (Federal funds), and has the ability to enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures amounted to $594 million at December 31, 2005.

At December 31, 2005, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $65.1 million in 2005 and $96.6 million in 2004. The critical elements of net operating cash flows include net income, after adding back provision for loan and lease losses, and depreciation and amortization. The decrease in cash provided by operating activities in 2005 compared to 2004 resulted primarily from the net increase in proceeds from the sale of loans, which totaled of $16.9 million in 2004 as compared to a $3.0 million decrease in 2005 as originations exceeded sales.

Net cash used in investing activities totaled $206.1 million in 2005 and $224.7 million in 2004. Critical elements of investing activities are loan and investment securities transactions. The decrease in investing activities in 2004 was due primarily to the net increase in loans which totaled $255.0 million in 2004 compared to $157.0 million in 2005 offset by purchases of securities available for sale and held to maturity exceeding proceeds from sales, maturities, calls and pay downs which totaled $30.5 million in 2005 compared with proceeds from sales, maturities, calls and pay downs of securities available for sale and held to maturity exceeding purchases which totaled $37.9 million for 2004.

Net cash flows provided by financing activities totaled $176.8 million in 2005 and $106.8 million in 2004. The critical elements of financing activities are proceeds from deposits, long-term debt, short-term borrowings, and stock issuances. In addition, financing activities are impacted by dividends and treasury stock transactions.

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements and operating leases at December 31, 2005 are as follows:

Contractual Obligations
(In thousands)
	Payments Due by Period
	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt obligations	$85,000	$65,000	$115,261	$75,000	$25,000	$49,069	$414,330
Trust preferred debentures	-	-	-	-	-	23,875	23,875
Operating lease obligations	2,590	2,341	1,804	1,384	1,031	6,620	15,770
Total contractual obligations	$87,590	$67,341	$117,065	$76,384	$26,031	$79,564	$453,975

OFF-BALANCE SHEET RISK COMMITMENTS TO EXTEND CREDIT

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures. At December 31, 2005 and 2004, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $497.1 million and $507.4 million, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit, that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

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

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2005 and 2004, outstanding stand-by letters of credit were approximately $42.9 million and $31.6 million, respectively. The fair value of the Company’s stand-by letters of credit at December 31, 2005 and 2004 was not significant. The following table sets forth the commitment expiration period for stand-by letters of credit at December 31, 2005:

Commitment Expiration of Stand-by Letters of Credit
Within one year	$28,104
After one but within three years	13,422
After three but within five years	1,340
Total	$42,866

LOANS SERVICED FOR OTHERS AND LOANS SOLD WITH RECOURSE

The total amount of loans serviced by the Company for unrelated third parties was approximately $81.2 million and $70.8 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the Company serviced $5.8 million and $5.6 million, respectively, of loans sold with recourse. Due to collateral on these loans, no reserve is considered necessary at December 31, 2005 and 2004.

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

The Company’s principal source of funds to pay interest on trust preferred debentures and pay cash dividends to its shareholders is dividends from its subsidiaries. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2005, approximately $58.5 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

STOCK REPURCHASE PLAN

On January 24, 2005, the Company’s Board of Directors adopted a new repurchase program whereby the Company is authorized to repurchase up to 1,500,000 shares (approximately 5%) of its outstanding common stock. At that time, there were 719,800 shares remaining under the January 26, 2004 authorization that was superseded by the new repurchase program. During 2005, the Company repurchased 1,008,114 shares of its own common stock for $23.2 million at an average price of $22.97 per share. At December 31, 2005, there were 503,151 shares available for repurchase under the January 24, 2005 authorization.

On January 23, 2006, the Company’s Board of Directors adopted a new repurchase program whereby the Company is authorized to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock. The shares remaining under the 2005 authorization will be combined with the 2006 authorization, increasing the total shares available for repurchase to 1,503,151.

NONINTEREST INCOME

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years ended December 31,
(In thousands)	2005	2004	2003
Service charges on deposit accounts	$16,894	$16,470	$15,833
Broker/dealer and insurance revenue	3,186	6,782	6,869
Trust	5,029	4,605	4,041
Bank owned life insurance income	1,347	1,487	815
ATM/Debit Card fees	6,162	5,530	5,307
Retirement plan administration fees	4,426	-	-
Other	6,741	5,799	4,738
Total before net securities (losses) gains	43,785	40,673	37,603
Net securities (losses) gains	(1,236)	216	175
Total	$42,549	$40,889	$37,778

Noninterest income for the year ended December 31, 2005, was $42.5 million, up $1.6 million from $40.9 million for the same period in 2004. Excluding net securities losses of $1.2 million for 2005 and net securities gains of $0.2 million in 2004, total noninterest income increased $3.1 million or 8% from the same period in 2004. Net securities losses of $1.2 million resulted from the sale of $47.8 million in securities available for sale to improve investment portfolio yield going forward. Retirement plan administration fees were $4.4 million. This is a new service from the acquisition of EPIC Advisors, Inc. in January 2005. ATM and debit card fees increased $0.6 million compared with the same period a year ago, due to growth from transaction deposit accounts, which has led to an increase in the Company’s debit card base. Other income increased $0.9 million from increases in consumer banking fees, mortgage banking income and title insurance revenue. Offsetting these increases was a $3.6 million decrease in broker/dealer and insurance revenue due to the sale of the Company’s broker/dealer subsidiary, M. Griffith, Inc. in March 2005.

NONINTEREST EXPENSE

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the years indicated:

	Years ended December 31,
(In thousands)	2005	2004	2003
Salaries and employee benefits	$60,005	$55,204	$50,439
Occupancy	10,452	9,905	9,328
Equipment	8,118	7,573	7,627
Data processing and communications	10,349	10,972	10,752
Professional fees and outside services	6,087	6,175	5,433
Office supplies and postage	4,628	4,459	4,216
Amortization of intangible assets	544	284	620
Capital securities	-	-	732
Loan collection and other real estate owned	1,002	1,241	1,840
Goodwill impairment	-	1,950	-
Other	14,120	12,014	13,530
Total noninterest expense	$115,305	$109,777	$104,517

Noninterest expense for the year ended December 31, 2005, was $115.3 million, up $5.5 million or 5% from $109.8 million for the same period in 2004. The increase in noninterest expense was due largely to increases in salaries and employee benefits, occupancy, equipment and other expense offset by a decrease in data processing and communications expense. Also, 2004 included a $2.0 million goodwill impairment charge. Salaries and employee benefits increased $4.8 million primarily from merit increases as well as an increase in retirement costs and incentive compensation. Occupancy expense increased $0.5 million, driven principally by branch expansion and rising energy costs. Equipment expense increased $0.5 million from various technology upgrades. Other operating expense increased $2.1 million, principally from the reversal of a previously accrued $1.4 million liability that was determined in the fourth quarter of 2004 to no longer be required. The $2.0 million goodwill impairment charge in 2004 resulted from the expected sale of the Company’s broker/dealer subsidiary, M Griffith, Inc. in the first quarter of 2005. The decrease in data processing and communications of $0.6 million was driven by a contract renewal with the Company’s core data system service provider in 2005.

INCOME TAXES

In 2005, income tax expense was $23.5 million, as compared to $21.9 million in 2004 and $21.5 million in 2003. The Company’s effective tax rate was 30.9%, 30.5%, and 31.3% in 2005, 2004, and 2003, respectively. The 2005 effective rate included a reversal of a $0.7 million accrued tax liability in the third quarter of 2005 that was determined to no longer be required and a $0.4 million permanent difference related to a $1.1 million taxable gain for the sale of M. Griffith Inc. The 2004 effective rate included a reversal of a $0.8 million accrued tax liability in the fourth quarter of 2004 that was determined to no longer be required.

The proposed 2006 New York State budget bill contains a provision that would disallow the exclusion of dividends paid by a real estate investment trust subsidiary (“REIT”). The bill, if enacted as proposed would be effective for taxable years beginning on or after January 1, 2006, and the Company would lose the tax benefit associated with the REIT. Until there is resolution to this proposal, the Company may have to increase the 2006 tax provision by approximately $300K per quarter as compared to 2005 and may have to begin recording the increased provision in the first quarter of 2006. Additionally, the proposed legislation would reduce the statutory tax rate on the taxable income base from 7.50% to 6.75%.

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

2004 OPERATING RESULTS AS COMPARED TO 2003 OPERATING RESULTS

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

NONINTEREST INCOME

Noninterest income before securities losses increased $3.1 million or 8% to $40.7 million for 2004 from $37.6 million for 2003. Fees from service charges on deposit accounts increased $0.6 million or 4% for 2004 when compared to 2003, primarily from an increase in deposits pricing adjustments related to overdraft fees. Broker/dealer and insurance fees remained relatively unchanged as the Company’s insurance subsidiary CFS , which no longer provided insurance services in May 2003, had revenues of $0.4 million for 2003 compared to no revenue for 2004. Offsetting this decrease was a $0.3 million increase in revenue from the Company’s financial services division in 2004 from continued growth from this relatively new business initiative, which was launched in 2003. Trust revenue increased $0.6 million or 14% in 2004, primarily from growth in assets under management and increased trust accounts. Other income increased $1.3 million or 13%, in 2004, from growth in ATM and other consumer and commercial banking fee income. Bank owned life insurance (“BOLI”) income increased $0.7 million in 2004 compared to 2003 as the Company recognized a full year of BOLI income in 2004 compared to 6 months of BOLI income in 2003 due to the $30 million purchase of BOLI in June 2003.

NONINTEREST EXPENSE

Total noninterest expense increased $5.3 million or 5% from $104.5 million in 2003 to $109.8 million in 2004. Salaries and benefits increased $4.8 million or 9% in 2004 from increases in salaries of $2.1 million, incentive compensation of $0.8 million, and medical insurance of $1.4 million. The increase in salaries was driven primarily by merit increases and an increase in full-time equivalent employees (from market expansion). Incentive compensation increased from increases in revenue generator incentive payments, financial services commissions and 401(K)/ESOP contributions as the Company’s focus has shifted to a variable compensation structure for sales-oriented employees. Rising health care costs drove the increase in medical insurance. Occupancy expense increased $0.6 million or 6% in 2004 from increases in depreciation, rent and property taxes from branch expansion in the Albany and Binghamton markets in 2004 and 2003. Professional fees and outside services increased $0.7 million or 14% in 2004 compared to 2003 from increases in audit costs related to Sarbanes-Oxley compliance and courier expense (market expansion and increased fuel costs). In the fourth quarter of 2004, the Company took a $2.0 million goodwill impairment charge related to its broker/dealer subsidiary MGI. The goodwill impairment charge stems from the purchase price agreed to in a definitive agreement signed in the fourth quarter 2004 for the sale of MGI, which closed in the first quarter of 2005. The sale of MGI was due to the Company’s decision to change its strategy in delivering financial services directly through its Bank and Trust Department.

Offsetting these increases were decreases in 2004 in other operating expense of $1.5 million and $0.6 million in loan collection and OREO costs. The decrease in other operating expense resulted from a $1.4 million reversal of an accrued liability that was determined to no longer be required in the fourth quarter of 2004. The decrease in loan collection and OREO costs resulted from lower collection costs from a decrease in nonperforming loans.

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

In adjusting the Company’s asset/liability position, the Board and management attempt to manage the Company’s interest rate risk while minimizing the net interest margin compression. At times, depending on the level of general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values remain vulnerable to changes in interest rates and fluctuations in the difference between long-and short-term interest rates.

The primary tool utilized by ALCO to manage interest rate risk is a balance sheet/income statement simulation model (interest rate sensitivity analysis). Information such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed), and current rates is uploaded into the model to create an ending balance sheet. In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and leases and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period. Two additional models are run in which a gradual increase of 200 bp and a gradual decrease of 200 bp takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing downward faster than interest-bearing liabilities. The inability to effectively lower deposit rates will likely reduce or eliminate the otherwise normal expected benefit of lower interest rates. In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario. Net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing. Net interest income for the next twelve months in the +200/- 200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the December 31, 2005 balance sheet position:

Table 10. Interest Rate Sensitivity Analysis
Change in interest rates (In basis points)	Percent change in net interest income
+200	(2.15%)
-200	(1.09%)

Under the flat rate scenario with a static balance sheet, net interest income is anticipated to decrease approximately 1.8% from total net interest income for 2005. The Company anticipates under current conditions, interest expense is expected to increase at a faster rate that interest income as the Company is somewhat liability sensitive. In order to protect net interest income from anticipated net interest margin compression, the Company will continue to focus on increasing earning assets through loan growth and leverage opportunities. However, if the Company cannot increase the level of earning assets at December 31, 2005, the Company expects net interest income to decline in 2006.

The Company has taken several measures to mitigate net interest margin compression. The Company began originating 20-year and 30-year residential real estate mortgages with the intent to sell at the end of the second quarter of 2005, limiting its exposure to long-term fixed rate assets. The Company has also shortened the average life of its investment securities portfolio by limiting purchases of mortgage-backed securities and redirecting proceeds into short-duration CMOs and US Agency notes and bonds. Lastly, from time to time during 2005, the Company has increased its long-term debt to offset exposure to long-term earning assets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NBT Bancorp Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and effective operation of, internal control over financial reporting.

/S/ KPMG LLP

Albany, New York
March 6, 2006

Consolidated Balance Sheets
	As of December 31,
(In thousands, except share and per share data)	2005	2004

Assets
Cash and due from banks	$134,501	$98,437
Short-term interest bearing accounts	7,987	8,286
Securities available for sale, at fair value	954,474	952,542
Securities held to maturity (fair value $93,701 and $82,712)	93,709	81,782
Federal Reserve and Federal Home Loan Bank stock	40,259	36,842
Loans and leases	3,022,657	2,869,921
Less allowance for loan and lease losses	47,455	44,932
Net loans and leases	2,975,202	2,824,989
Premises and equipment, net	63,693	63,743
Goodwill	47,544	45,570
Intangible assets, net	3,808	2,013
Bank owned life insurance	33,648	32,302
Other assets	71,948	65,798
Total assets	$4,426,773	$4,212,304
Liabilities
Demand (noninterest bearing)	$593,422	$520,218
Savings, NOW, and money market	1,325,166	1,435,561
Time	1,241,608	1,118,059
Total deposits	3,160,196	3,073,838
Short-term borrowings	444,977	338,823
Long-term debt	414,330	394,523
Trust preferred debentures	23,875	18,720
Other liabilities	49,452	54,167
Total liabilities	4,092,830	3,880,071
Stockholders’ equity
Preferred stock, $0.01 par value; Authorized 2,500,000 shares at December 31, 2005 and 2004.	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at December 31, 2005 and 2004; issued 34,400,925 and 34,401,008 at December 31, 2005 and 2004, respectively	344	344
Additional paid-in-capital	219,157	218,012
Unvested restricted stock	(457)	(296)
Retained earnings	163,989	137,323
Accumulated other comprehensive (loss) income	(6,477)	4,989
Common stock in treasury, at cost, 2,101,382 and 1,544,247 shares	(42,613)	(28,139)
Total stockholders’ equity	333,943	332,233
Total liabilities and stockholders’ equity	$4,426,773	$4,212,304

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
(In thousands, except per share data)	2005	2004	2003
Interest, fee, and dividend income
Interest and fees on loans and leases	$189,714	$163,795	$159,118
Securities available for sale	41,120	42,264	43,851
Securities held to maturity	3,407	3,044	3,391
Other	2,126	1,076	938
Total interest, fee, and dividend income	236,367	210,179	207,298
Interest expense
Deposits	49,932	39,761	45,941
Short-term borrowings	10,984	4,086	2,171
Long-term debt	16,114	15,022	14,762
Trust preferred debentures	1,226	823	-
Total interest expense	78,256	59,692	62,874
Net interest income	158,111	150,487	144,424
Provision for loan and lease losses	9,464	9,615	9,111
Net interest income after provision for loan and lease losses	148,647	140,872	135,313
Noninterest income
Service charges on deposit accounts	16,894	16,470	15,833
Broker/ dealer and insurance revenue	3,186	6,782	6,869
Trust	5,029	4,605	4,041
Net securities (losses) gains	(1,236)	216	175
Bank owned life insurance	1,347	1,487	815
ATM/Debit card Fees	6,162	5,530	5,307
Retirement plan administration fees	4,426	-	-
Other	6,741	5,799	4,738
Total noninterest income	42,549	40,889	37,778
Noninterest expense
Salaries and employee benefits	60,005	55,204	50,439
Occupancy	10,452	9,905	9,328
Equipment	8,118	7,573	7,627
Data processing and communications	10,349	10,972	10,752
Professional fees and outside services	6,087	6,175	5,433
Office supplies and postage	4,628	4,459	4,216
Amortization of intangible assets	544	284	620
Capital securities	-	-	732
Loan collection and other real estate owned	1,002	1,241	1,840
Goodwill impairment	-	1,950	-
Other	14,120	12,014	13,530
Total noninterest expense	115,305	109,777	104,517
Income before income tax expense	75,891	71,984	68,574
Income tax expense	23,453	21,937	21,470
Net income	$52,438	$50,047	$47,104
Earnings per share
Basic	$1.62	$1.53	$1.45
Diluted	1.60	1.51	1.43

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2005, 2004, and 2003 (In thousands except share and per share data)	Common stock	Additional Paid-in- capital	Unvested Restricted Stock	Retained earnings	Accumulated other comprehensive (loss)/ income	Common stock in treasury	Total

Balance at December 31, 2002	$344	$215,363	$(127)	$90,165	$16,531	$(29,894)	$292,382
Net income	-	-	-	47,104	-	-	47,104
Cash dividends- $0.68 per share	-	-	-	(22,173)	-	-	(22,173)
Purchase of 369,313 treasury shares	-	-	-	-	-	(6,489)	(6,489)
Issuance of 41,980 shares in exchange for 20,172 shares received as consideration for the exercise of incentive stock options	-	360	-	-	-	(360)	-
Net issuance of 494,948 shares to employee benefit plans and other stock plans, including tax benefit	-	912	-	(2,449)	-	9,212	7,675
Grant of 11,846 shares of restricted stock awards	-	1	(203)	-	-	202	-
Amortization of restricted stock awards	-	-	133	-	-	-	133
Other comprehensive loss	-	-	-	-	(8,598)	-	(8,598)
Balance at December 31, 2003	344	216,636	(197)	112,647	7,933	(27,329)	310,034
Net income	-	-	-	50,047	-	-	50,047
Cash dividends- $0.74 per share	-	-	-	(24,251)	-	-	(24,251)
Purchase of 423,989 treasury shares	-	-	-	-	-	(9,149)	(9,149)
Net issuance of 458,593 shares to employee benefit plans and other stock plans, including tax benefit	-	1,317	-	(1,120)	-	8,103	8,300
Grant of 14,547 shares of restricted stock awards	-	59	(312)	-	-	253	-
Amortization of restricted stock awards	-	-	196	-	-	-	196
Forfeited 963 shares of restricted stock	-	-	17	-	-	(17)	-
Other comprehensive loss	-	-	-	-	(2,944)	-	(2,944)
Balance at December 31, 2004	344	218,012	(296)	137,323	4,989	(28,139)	332,233
Net income	-	-	-	52,438	-	-	52,438
Cash dividends- $0.76 per share	-	-	-	(24,673)	-	-	(24,673)
Purchase of 1,008,114 treasury shares	-	-	-	-	-	(23,165)	(23,165)
Net issuance of 415,976 shares to employee benefit plans and other stock plans, including tax benefit	-	1,292	-	(1,099)	-	8,025	8,218
Grant of 35,003 shares of restricted stock awards	-	(147)	(519)	-	-	666	-
Amortization of restricted stock awards	-	-	358	-	-	-	358
Other comprehensive loss	-	-	-	-	(11,466)	-	(11,466)
Balance at December 31, 2005	$344	$219,157	$(457)	$163,989	$(6,477)	$(42,613)	$333,943

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
	Years ended December 31,
(In thousands, except per share data)	2005	2004	2003
Operating activities
Net income	$52,438	$50,047	$47,104
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	9,464	9,615	9,111
Depreciation and amortization of premises and equipment	6,296	6,057	6,507
Net accretion on securities	1,362	2,406	4,806
Amortization of intangible assets	544	284	620
Amortization of restricted stock awards	358	196	133
Bank owned life insurance income	(1,347)	(1,487)	(815)
Deferred income tax expense	743	7,602	6,357
Proceeds from sale of loans held for sale	24,690	19,541	8,886
Originations and purchases of loans held for sale	(27,674)	(2,631)	(2,812)
Net loss on disposal of premises and equipment	-	-	166
Net gains on sales of loans held for sale	(55)	(89)	-
Net security losses (gains)	1,236	(216)	(175)
Net gain on sales of other real estate owned	(351)	(909)	(927)
Tax benefit from exercise of stock options	1,057	1,336	1,294
Writedown of nonmarketable securities	-	-	620
Purchase of Bank owned life insurance	-	-	(30,000)
Goodwill impairment	-	1,950	-
Net decrease (increase) in other assets	1,803	2,164	(2,524)
Net (decrease) increase in other liabilities	(5,506)	696	(2,629)
Net cash provided by operating activities	65,058	96,562	45,722
Investing activities
Net cash and cash equivalents provided by acquisitions	-	-	10,594
Cash paid for the acquisition of EPIC Advisors, Inc.	(6,129)	-	-
Cash received for the sale of M. Griffith Inc.	1,016	-	-
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	173,460	262,999	458,327
Proceeds from sales	53,044	12,950	206,754
Purchases	(250,003)	(253,469)	(657,578)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	44,624	55,770	53,991
Purchases	(56,654)	(40,388)	(68,752)
Net increase in loans	(156,998)	(254,985)	(296,981)
Net increase in Federal Reserve and FHLB stock	(3,417)	(2,799)	(10,344)
Purchases of premises and equipment, net	(6,055)	(7,357)	(7,827)
Proceeds from sales of other real estate owned	1,022	2,582	4,076
Net cash used in investing activities	(206,090)	(224,697)	(307,740)
Financing activities
Net increase in deposits	86,358	72,487	66,011
Net increase in short-term borrowings	106,154	35,892	197,329
Proceeds from issuance of long-term debt	60,000	30,000	125,000
Repayments of long-term debt	(40,193)	(5,177)	(100,775)
Proceeds from the issuance of trust preferred debentures	5,155	-	-
Proceeds from the issuance of shares to employee benefit plans and other stock plans	7,161	6,964	6,381
Purchase of treasury stock	(23,165)	(9,149)	(6,489)
Cash dividends and payment for fractional shares	(24,673)	(24,251)	(22,173)
Net cash provided by financing activities	176,797	106,766	265,284
Net increase (decrease) in cash and cash equivalents	35,765	(21,369)	3,266
Cash and cash equivalents at beginning of year	106,723	128,092	124,826
Cash and cash equivalents at end of year	$142,488	$106,723	$128,092
Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$76,563	$60,181	$64,334
Income taxes	23,582	10,696	12,700
Noncash investing activities:
Transfer of loans to other real estate owned	$360	$885	$1,363
Fair value of assets acquired	6,565	-	1,155
Fair value of assets sold	1,405	-	-
Fair value of liabilities assumed	435	-	13,311
Fair value of liabilities transferred	389	-	-

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2005	2004	2003
Net income	$52,438	$50,047	$47,104

Other comprehensive loss, net of tax

Unrealized net holding losses arising during the year (pre-tax amounts of $20,308, $4,531 and $13,764)	(12,209)	(2,724)	(8,276)
Minimum pension liability adjustment (pre-tax amounts of $0, ($147), and ($362))	-	(89)	(217)
Less reclassification adjustment for net losses (gains) related to securities available for sale included in net income (pre-tax amounts of $1,236, ($216), and ($174)]	743	(131)	(105)
Total other comprehensive loss	(11,466)	(2,944)	(8,598)
Comprehensive income	$40,972	$47,103	$38,506

See accompanying notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARIES:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004
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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiaries CNBF Capital Trust I and NBT Statutory Trust I are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under Statement No. 142, goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets that have finite useful lives, such as core deposit intangibles, continue to be amortized over their useful lives. Core deposit intangibles are amortized over a maximum of 10 years using the straight-line methods for all periods presented.

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

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. On January 1, 1996, The Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No.123), which permits entities to recognize as expense over the vesting period the estimated fair value of all stock based awards measured on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock-based grants made in 1995 and thereafter as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

At December 31, 2005, the Company had two stock option plans (Plans). Under the terms of the Plans, options are granted to directors and key employees to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted have a vesting period of four years and terminate eight or ten years from the date of the grant.

The per share weighted average fair value of stock options granted during 2005, 2004, and 2003 was $5.88, $5.81, and $4.03, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31:

Years ended December 31,
	2005	2004	2003
Dividend yield	3.05%-3.70%	3.01%-3.74%	3.11%-3.97%
Expected volatility	28.67%-30.00%	29.82%-31.65%	31.34%-31.45%
Risk-free interest rates	3.85%-4.36%	3.56%-4.41%	2.98%-3.98%
Expected life	7 years	7 years	7 years

Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years ended December 31,
	2005	2004	2003
Net income
As reported	$52,438	$50,047	$47,104
Add: Stock-based compensation expense included in reported net income, net of related tax effects	370	119	80
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,571)	(1,215)	(1,072)
Pro forma net income	$51,237	$48,951	$46,112

Basic earnings per share
As reported	$1.62	$1.53	$1.45
Pro forma	1.58	1.50	1.42

Diluted earnings per share
As reported	1.60	1.51	1.43
Pro forma	1.56	1.48	1.40

The Company expects to adopt the provisions of SFAS No. 123, “Share-Based Payment (Revised 2004),” on January 1, 2006. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using APB No. 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of grant. SFAS No. 123R is effective for the Company on January 1, 2006. See Note 1 - New Accounting Pronouncement - Share-Based Payment for additional information.

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

COMPREHENSIVE INCOME

At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale, and minimum pension liability, net of income taxes, for the period. Accumulated other comprehensive (loss) income represents the net unrealized gains or losses on securities available for sale, net of income taxes, as of the consolidated balance sheet dates.

PENSION COSTS

The Company maintains a noncontributory, defined benefit pension plan covering substantially all employees, as well as supplemental employee retirement plans covering certain executives. Costs associated with these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses.

TRUST

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company. Such assets totaled $2.2 billion and $2.0 billion at December 31, 2005 and 2004, respectively. Trust income is recognized on the accrual method based on contractual rates applied to the balances of trust accounts.

New Accounting Pronouncement - Accounting Changes and Error Corrections

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20 “Accounting Changes,” requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

New Accounting Pronouncement - Share-Based Payments

SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant. SFAS 123R was to be effective for the Company on July 1, 2005; however, the required implementation date was delayed until January 1, 2006. The Company will transition to fair-value based accounting for stock-based compensation using a modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (generally referring to non-vested awards) that are outstanding as of January 1, 2006 must be recognized as the remaining requisite service is rendered during the period of and/or the periods after the adoption of SFAS 123R. The attribution of compensation cost for those earlier awards will be based on the same method and on the same grant-date fair values previously determined for the pro forma disclosures required for companies that did not adopt the fair value accounting method for stock-based employee compensation. Based on the stock-based compensation awards related to stock options outstanding as of December 31, 2005 for which the requisite service is not expected to be fully rendered prior to January 1, 2006 and new awards granted in 2006, the Company expects to recognize total pre-tax, quarterly compensation cost of approximately $530 thousand, beginning in the first quarter of 2006, in accordance with the accounting requirements of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards before and after the adoption SFAS 123R.

New Accounting Pronouncement - The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

(2)	MERGER AND ACQUISITION ACTIVITY

A)	EPIC Advisors, Inc.
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

B)	M. Griffith Inc.
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

C)	CNB Bancorp, Inc. (unaudited)
As of December 31, 2005, the transaction detailed below was pending.

On February 10, 2006, the Company acquired CNB Bancorp, Inc. (“CNB”), a bank holding company headquartered in Gloversville, New York. The acquisition was accomplished by merging CNB with and into the Company (the "Merger"). By virtue of this acquisition, CNB’s banking subsidiary, City National Bank and Trust Company was merged with and into NBT Bank, N.A. City National Bank and Trust Company operated 9 full-service community banking offices - located in Fulton, Hamilton, Montgomery and Saratoga counties, with approximately $400 million in assets. The Merger increases the Company’s assets to approximately $4.9 billion.

In connection with the Merger, the Company issued an aggregate of 2.1 million shares of Company common stock and $39 million in cash to the former holders of CNB common stock. In connection with acquisition of CNB, the Company formed NBT Statutory Trust II (“Trust II”) in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. The Company raised $51.5 million through Trust II in February 2006.

CNB nonqualified stock options, entitling holders to purchase CNB common stock outstanding, were cancelled on the closing date and such option holders received an option payment subject to the terms of the merger agreement. The total number of CNB nonqualified stock options that were canceled was 103,545, which resulted in a cash payment to option holders before any applicable federal or state withholding tax, of approximately $1.3 million. In accordance with the terms of the merger agreement, all outstanding CNB incentive stock options as of the effective date were assumed by the Company. At that time, there were 144,686 CNB incentive stock options that were exchanged for 237,278 replacement incentive stock options of the Company.

Based on the $22.42 per share closing price of the Company’s common stock on February 10, 2006, the transaction is valued at approximately $88 million.

(3)	EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the years presented in the consolidated statements of income:

	Years ended December 31,
	2005			2004			2003
(In thousands, except per share data)	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
Basic earnings per share	$52,438	32,437	$1.62	$50,047	32,739	$1.53	$47,104	32,540	$1.45
Effect of dilutive securities
Stock based compensation		265			336			285
Contingent shares		8			12			19
Diluted earnings per share	$52,438	32,710	$1.60	$50,047	33,087	$1.51	$47,104	32,844	$1.43

There were approximately 386,000, 5,000, and 229,000 weighted average stock options for the years ended December 31, 2005, 2004, and 2003, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during these periods.

(4)	FEDERAL RESERVE BANK REQUIREMENT

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 21, 2005 was $59.5 million.

(5)	SECURITIES

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 30, 2001
U.S. Treasury	$10,005	$-	$-	10,005
Federal Agency	236,410	41	3,015	233,436
State & municipal	76,574	2,861	30	79,405
Mortgage-backed	448,496	1,186	10,517	439,165
Collateralized mortgage obligations	178,263	-	4,284	173,979
Corporate	1,184	137	-	1,321
Other securities	13,806	3,394	37	17,163
Total securities available for sale	$964,738	$7,619	$17,883	$954,474
December 30, 2000
U.S. Treasury	$10,037	$1	$61	$9,976
Federal Agency	120,511	381	773	120,119
State & municipal	79,848	4,906	-	84,754
Mortgage-backed	574,417	5,072	2,774	576,715
Collateralized mortgage obligations	135,202	592	811	134,983
Corporate	1,183	133	-	1,316
Other securities	22,537	2,640	498	24,679
Total securities available for sale	$943,735	$13,725	$4,917	$952,542

In the available for sale category at December 31, 2005, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; Mortgaged-backed securities were comprised of GSEs with an amortized cost of $395.5 million and a fair value of $386.0 million and US Government Agency securities with an amortized cost of $53.0 million and a fair value of $53.2 million; Collateralized mortgage obligations were comprised of GSEs with an amortized cost of $102.6 million and a fair value of $100.2 million and US Government Agency securities with an amortized cost of $75.7 million and a fair value of $73.8 million.

The following table sets forth information with regard to sales transactions of securities available for sale:

	Years ended December 31
(In thousands)	2005	2004	2003
Proceeds from sales	$53,044	$12,950	$206,742
Gross realized gains	$816	$457	$4,339
Gross realized losses	(2,052)	(241)	(4,164)
Net securities (losses) gains	$(1,236)	$216	$175

At December 31, 2005 and 2004, securities available for sale with amortized costs totaling $887.4 million and $881.8 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at December 31, 2005, securities available for sale with an amortized cost of $74.7 million were pledged as collateral for securities sold under the repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 30, 2001
Mortgage-backed	$4,354	$128	$-	$4,482
State & municipal	87,582	352	488	87,446
Other securities	1,773	-	-	1,773
Total securities held to maturity	$93,709	$480	$488	$93,701
December 30, 2000
Mortgage-backed	$6,412	$294	$-	$6,706
State & municipal	75,128	772	136	75,764
Other securities	242	-	-	242
Total securities held to maturity	$81,782	$1,066	$136	$82,712

At December 31, 2005, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

Other securities include nonmarketable equity securities, including certain securities acquired by NBT Bank’s small business investment company (SBIC) subsidiary, and trust preferred securities.

The following table sets forth information with regard to investment securities with unrealized losses at December 31, 2005, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
Security Type:	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Mortgage-backed	$172,102	$(2,495)	$386,371	$(12,298)	$558,473	$(14,793)
Federal agency	163,016	(1,924)	59,966	(1,094)	222,982	(3,018)
State and municipal	22,781	(235)	9,053	(285)	31,834	(520)
Total securities with unrealized losses	$357,899	$(4,654)	$455,390	$(13,677)	$813,289	$(18,331)

At December 31, 2004, the Company had $110.6 million of mortgaged-backed securities with unrealized losses of $2.5 million twelve months or longer and $3.2 million of state and municipal securities with unrealized losses of $0.1 million twelve months or longer.

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2005, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2005, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2005:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$45,264	$44,914
From one to five years	217,765	215,440
From five to ten years	89,812	89,840
After ten years	598,091	587,117
	$950,932	$937,311
Debt securities classified as held to maturity
Within one year	$26,451	$26,452
From one to five years	31,724	31,526
From five to ten years	19,360	19,169
After ten years	16,174	16,554
	$93,709	$93,701

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issues that exceeded 10% of consolidated stockholders’ equity at December 31, 2005 and 2004.

(6)	LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of loans and leases, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2005	2004
Residential real estate mortgages	$701,734	$721,615
Commercial and commercial real estate mortgages	1,032,977	1,018,548
Real estate construction and development	163,863	136,934
Agricultural and agricultural real estate mortgages	114,043	108,181
Consumer	463,955	412,139
Home equity	463,848	391,807
Lease financing	82,237	80,697
Total loans and leases	$3,022,657	$2,869,921

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate mortgages.

Changes in the allowance for loan and lease losses for the three years ended December 31, 2005, are summarized as follows:

	Years ended December 31,
(In thousands)	2005	2004	2003
Balance at January 1	$44,932	$42,651	$40,167
Provision	9,464	9,615	9,111
Recoveries	4,078	4,272	5,216
Charge-offs	(11,019)	(11,606)	(11,843)
Balance at December 31	$47,455	$44,932	$42,651

The following table sets forth information with regard to nonperforming loans:

	At December 31,
(In thousands)	2005	2004	2003
Loans in nonaccrual status	$13,419	$14,991	$13,861
Loans contractually past due 90 days or more and still accruing interest	878	1,186	968
Total nonperforming loans	$14,297	$16,177	$14,829

There were no material commitments to extend further credit to borrowers with nonperforming loans. There are no loans classified as troubled debt restructures at December 31, 2005, 2004, and 2003.

Accumulated interest on the above nonaccrual loans of approximately $0.5 million, $1.0 million , and $1.7 million would have been recognized as income in 2005, 2004, and 2003, respectively, had these loans been in accrual status. Approximately $0.4 million, $0.8 million, and $1.2 million of interest on the above nonaccrual loans was collected in 2005, 2004, and 2003, respectively.

Impaired loans, which primarily consist of nonaccruing commercial type loans decreased slightly, totaling $9.4 million at December 31, 2005 as compared to $10.5 million at December 31, 2004. At December 31, 2005, $2.9 million of the total impaired loans had a specific reserve allocation of $0.0 million or 0% compared to $0.5 million of total impaired loans at December 31, 2004 which had a specific reserve allocation of $0.2 million or 30%.

The following provides additional information on impaired loans for the periods presented:

	Years ended December 31,
(In thousands)	2005	2004	2003
Average recorded investment on impaired loans	$9,908	$9,478	$12,741
Interest income recognized on impaired loans	207	499	608
Cash basis interest income recognized on impaired loans	207	499	608

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

(In thousands)	2005	2004
Balance at January 1	$16,820	$16,394
New loans	2,823	7,942
Repayments	(3,737)	(7,516)
Balance at December 31	$15,906	$16,820

(7)	PREMISES AND EQUIPMENT, NET

A summary of premises and equipment follows:

	December 31,
(In thousands)	2005	2004
Land, buildings, and improvements	$76,889	$74,948
Equipment	62,497	58,671
Construction in progress	236	198
	139,622	133,817
Accumulated depreciation	75,929	70,074
Total premises and equipment	$63,693	$63,743

Land, buildings, and improvements with a carrying value of approximately $3.8 million and $4.0 million at December 31, 2005 and 2004, respectively, are pledged to secure long-term borrowings.

Rental expense included in occupancy expense amounted to $3.0 million in 2005, $2.7 million in 2004, and $2.4 million in 2003. The future minimum rental payments related to noncancelable operating leases with original terms of one year or more are as follows at December 31, 2005 (in thousands):

Future Minimum Rental Payments

2006	$2,590
2007	2,341
2008	1,804
2009	1,384
2010	1,031
Thereafter	6,620
Total	15,770

(8)	GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill by operating subsidiaries follows:

(In thousands)	January 1, 2005	Goodwill Acquired	Goodwill Disposed	Impairment Loss	December 31, 2005
NBT Bank, N.A.	$44,520	$-	$-	$-	$44,520
NBT Financial Services, Inc.	1,050	3,024	1,050	-	3,024
Total	$45,570	$3,024	$1,050	$-	$47,544

	January 1, 2004	Goodwill Acquired	Goodwill Disposed	Impairment Loss	December 31, 2004
NBT Bank, N.A.	$44,520	$-	$-	$-	$44,520
NBT Financial Services, Inc.	3,001	-	-	1,951	1,050
Total	$47,521	$-	$-	$1,951	$45,570

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

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2005	2004
Core deposit intangibles
Gross carrying amount	$2,186	$2,186
Less: accumulated amortization	1,561	1,329
Net carrying amount	625	857

Identified intangible assets
Gross carrying amount	3,196	857
Less: accumulated amortization	530	218
Net carrying amount	2,666	639

Intangibles that will not amortize	517	517

Total intangibles with definite useful lives
Gross carrying amount	5,899	3,560
Less: accumulated amortization	2,091	1,547
Net carrying amount	$3,808	$2,013

Amortization expense on intangible assets with definite useful lives totaled $0.5 million for 2005, $0.3 million for 2004 and $0.6 million for 2003. Amortization expense on intangible assets with definite useful lives is expected to total $0.5 million for 2006, 2007, and 2008, and $0.3 million for 2009 and 2010.

(9)	DEPOSITS

The following table sets forth the maturity distribution of time deposits at December 31, 2005 (in thousands):

Time deposits
Within one year	$775,911
After one but within two years	304,635
After two but within three years	119,564
After three but within four years	22,376
After four but within five years	10,722
After five years	8,400
Total	$1,241,608

Time deposits of $100,000 or more aggregated $591.8 million and $477.8 million at year end 2005 and 2004, respectively.

(10)	SHORT-TERM BORROWINGS

Short-term borrowings total $445.0 million and $338.8 million at December 31, 2005 and 2004, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank (FHLB) advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB available for short-term financing and access to brokered deposits of approximately $594 million and $545 million at December 31, 2005 and 2004, respectively.

Included in the information provided above, the Company has two lines of credit available with the FHLB, which are automatically renewed on July 30th of each year. The first is an overnight line of credit for approximately $100.0 million with interest based on existing market conditions. The second is a one-month overnight repricing line of credit for approximately $100.0 million with interest based on existing market conditions. As of December 31, 2005, there was $87.5 million (included in federal funds purchased) outstanding on these lines of credit. Borrowings on these lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows:

(In thousands)	2005	2004	2003
Federal funds purchased
Balance at year-end	$145,000	$65,000	$59,000
Average during the year	84,845	62,436	55,797
Maximum month end balance	145,000	106,000	89,000
Weighted average rate during the year	3.55%	1.48%	1.22%
Weighted average rate at December 31	4.30%	2.36%	1.14%

Securities sold under repurchase agreements
Balance at year-end	$74,727	$73,573	$68,681
Average during the year	82,658	76,120	68,044
Maximum month end balance	91,409	93,000	101,192
Weighted average rate during the year	1.86%	0.93%	1.02%
Weighted average rate at December 31	2.82%	0.92%	0.92%

Other short-term borrowings
Balance at year-end	$225,250	$200,250	$175,250
Average during the year	186,141	163,720	66,491
Maximum month end balance	225,250	200,250	175,250
Weighted average rate during the year	3.46%	1.49%	1.20%
Weighted average rate at December 31	4.41%	2.41%	1.20%

(11)	LONG-TERM DEBT

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans. A summary as of December 31, 2005 is as follows:

	As of December 31, 2005

Maturity	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate
2006	85,000	4.23%	-	0.00%
2007	65,000	2.84%	25,000	3.02%
2008	115,261	3.82%	35,000	5.29%
2009	75,000	5.25%	75,000	5.25%
2010	25,000	3.07%	25,000	3.07%
2013	25,000	3.21%	25,000	3.21%
2014	20,000	3.39%	20,000	3.39%
2025	4,069	2.75%	-
	$414,330		$205,000

(12)	Trust Preferred Debentures

The Company has issued a total of $23.9 million of junior subordinated deferrable interest debentures to two wholly owned Delaware statutory business trusts, CNBF Capital Trust I (“CNBF Trust I”) and NBT Statutory Trust I (“NBT Trust I) and collectively referred to as the (‘Trusts”). The trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s consolidated financial statements. See Note 1 — Summary of Significant Accounting Policies for additional information about the Company’s consolidation policy. Details of the Company’s transactions with these trusts are presented below.

In June 1999, CNBF Trust I issued $18 million of floating rate (three-month LIBOR plus 275 basis points) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on August 31, 2029 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Company at any time after September 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. CNBF Trust I also issued $0.7 million of common equity securities to the Company. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $18.7 million of floating rate (three-month LIBOR plus 275 basis points) junior subordinated deferrable interest debentures issued by the Company, which have terms substantially similar to the trust preferred securities.

In November 2005, NBT Trust I issued $5 million of fixed rate (at 6.30%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on December 1, 2035 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after December 1, 2010 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. NBT Trust I also issued $0.2 million of common equity securities to the Company. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $5.2 million of fixed rate (at 6.30%) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.

In connection with the acquisition of CNB, the Company formed NBT Statutory Trust II (“Trust II”) in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. The Company raised $51.5 million through Trust II in February 2006 at a fixed rate of 6.195% for five years, variable rate thereafter at 3-mos LIBOR plus 140 bp; callable after five years.

The Company has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each deferral period in the case of the debentures issued to the Trusts. Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures or the Company has elected to defer interest on the debentures, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.

Payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities are guaranteed by the Company on a limited basis. The Company also entered into an agreement as to expenses and liabilities with the Trusts pursuant to which it agreed, on a subordinated basis, to pay any costs, expenses or liabilities of each trust other than those arising under the trust preferred securities. The obligations of the Company under the junior subordinated debentures, the related indentures, the trust agreements establishing the trusts, the guarantees and the agreements as to expenses and liabilities, in the aggregate, constitute a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities.

Despite the fact that the accounts of CNBF Trust I and NBT Trust I are not included in the Company’s consolidated financial statements, the $22 million of the $23 million in trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of the Company for regulatory capital purposes as allowed by the Federal Reserve Board (NBT Bank, NA owns $1.0 million of CNBF Trust I securities). In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Corporation does not expect that the quantitative limits will preclude it from including the $22 million in trust preferred securities in Tier 1 capital. However, the trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

(13)	INCOME TAXES

The significant components of income tax expense attributable to operations are:

	Years ended December 31,
	2005	2004	2003
Current
Federal	$22,125	$13,853	$12,723
State	585	482	2,390
	22,710	14,335	15,113

Deferred
Federal	(177)	6,351	7,980
State	920	1,251	(1,623)
	743	7,602	6,357
Total income tax expense	$23,453	$21,937	$21,470

Not included in the above table is income tax benefit of approximately ($8.8 million), ($3.3 million), and ($6.9 million) for 2005, 2004, and 2003, respectively, relating to unrealized loss on available for sale securities, tax benefits recognized with respect to stock options exercised, and tax benefit related to minimum pension liability, which were recorded directly in stockholders’ equity.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2005	2004
Deferred tax assets
Allowance for loan and lease losses	$17,975	$17,032
Deferred compensation	5,156	4,878
Postretirement benefit obligation	1,678	1,743
Writedowns on corporate debt securities	657	2,261
Accrued liabilities	523	844
New York State tax credit and net operating loss carryforward	784	975
Other	841	557
Total deferred tax assets	27,614	28,290
Deferred tax liabilities
Pension and executive retirement	6,837	6,627
Premises and equipment, primarily due to accelerated depreciation	3,039	3,610
Equipment leasing	20,999	21,715
Deferred loan costs	519	338
Intangible amortization	3,025	1,996
Other	652	386
Total deferred tax liabilities	35,071	34,672
Net deferred tax liability at year-end	(7,457)	(6,382)
Net deferred tax liability at beginning of year	(6,382)	1,220
Increase in net deferred tax liability	1,075	7,602
Purchase accounting adjustment	(332)	-
Deferred tax expense	$743	$7,602

The above table does not include the recorded deferred tax asset of $4.1 million as of December 31, 2005 and the deferred tax liability of $3.5 million as of December 31, 2004 related to the net unrealized holding gain/loss in the available-for-sale securities portfolio. The table also excludes a deferred tax asset of $0.2 million as of both December 31, 2005 and 2004, related to the minimum SERP liability. The changes in these deferred assets and liabilities are recorded directly in accumulated other comprehensive income (loss).

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2005 and 2004.

At December 31, 2005, the Company has a New York State tax credit carryforward of $1.2 million which may be carried forward indefinitely.

The proposed 2006 New York State budget bill contains a provision that would disallow the exclusion of dividends paid by a real estate investment trust subsidiary (“REIT”). The bill, if enacted as proposed would be effective for taxable years beginning on or after January 1, 2006, and the Company would lose the tax benefit associated with the REIT. Until there is resolution to this proposal, the Company may have to increase the 2006 tax provision by approximately $0.3 million per quarter as compared to 2005 and may have to begin recording the increased provision in the first quarter of 2006. Additionally, the proposed legislation would reduce the statutory tax rate on the taxable income base from 7.50% to 6.75%.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

	Years ended December 31
(In thousands)	2005	2004	2003
Federal income tax at statutory rate	$26,562	$25,193	$24,001
Tax exempt income	(2,577)	(2,427)	(2,545)
Net increase in CSV of life insurance	(808)	(756)	(513)
State taxes, net of federal tax benefit	978	1,125	501
Other, net	(702)	(1,198)	26
Income tax expense	$23,453	$21,937	$21,470

(14)	STOCKHOLDERS’ EQUITY

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At December 31, 2005, approximately $58.5 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

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

The Plan also provides that upon the occurrence of certain specified events, the holders of Rights will be entitled to acquire additional equity interests, in the Company or in the acquiring entity, such interests having a market value of two times the Right’s exercise price of $70. The Rights, which expire October 24, 2014, are redeemable in whole, but not in part, at the Company’s option prior to the time they are exercisable, for a price of $0.001 per Right.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and NBT Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2005 and 2004, the Company and NBT Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. As of December 31, 2005, the most recent notification from NBT Bank’s regulators categorized NBT Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized NBT Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 capital to average asset ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NBT Bank’s category.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory ratio requirements
(Dollars in thousands)	Amount	Ratio	Minimum capital adequacy	For classification as well capitalized
As of December 31, 2005
Total capital (to risk weighted assets):
Company combined	$350,819	11.05%	8.00%	10.00%
NBT Bank	336,900	10.65%	8.00%	10.00%

Tier I Capital (to risk weighted assets)
Company combined	311,033	9.80%	4.00%	6.00%
NBT Bank	297,255	9.40%	4.00%	6.00%

Tier I Capital (to average assets)
Company combined	311,033	7.16%	4.00%	5.00%
NBT Bank	297,255	6.89%	4.00%	5.00%

As of December 31, 2004
Total capital (to risk weighted assets)
Company combined	$334,617	11.04%	8.00%	10.00%
NBT Bank	317,835	10.65%	8.00%	10.00%

Tier I Capital (to risk weighted assets)
Company combined	296,631	9.78%	4.00%	6.00%
NBT Bank	280,446	9.40%	4.00%	6.00%

Tier I Capital (to average assets)
Company combined	296,631	7.13%	4.00%	5.00%
NBT Bank	280,446	6.83%	4.00%	5.00%

(16)	EMPLOYEE BENEFIT PLANS

PENSION PLAN

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at December 31, 2005. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

The net periodic pension expense and the funded status of the plan are as follows:

	Years ended December 31,
(In thousands)	2005	2004	2003
Components of net periodic benefit cost
Service cost	$1,868	$1,655	$1,347
Interest cost	2,249	2,154	2,028
Expected return on plan assets	(3,828)	(3,740)	(3,175)
Amortization of initial unrecognized asset	(192)	(192)	(192)
Amortization of prior service cost	1,107	186	153
Amortization of unrecognized net gain	587	447	295
Net periodic pension cost	1,791	510	456

Change in projected benefit obligation
Benefit obligation at beginning of year	(40,277)	(36,791)	(31,942)
Service cost	(1,868)	(1,655)	(1,347)
Interest cost	(2,249)	(2,154)	(2,028)
Actuarial loss	(64)	(952)	(3,512)
Benefits paid	3,253	2,481	2,412
Prior service cost	(30)	(1,206)	(374)
Projected benefit obligation at end of year	(41,235)	(40,277)	(36,791)

Change in plan assets
Fair value of plan assets at beginning of year	44,500	43,905	32,602
Actual return on plan assets	1,922	2,195	5,216
Employer contributions	1,487	881	8,500
Benefits paid	(3,253)	(2,481)	(2,412)
Fair value of plan assets at end of year	44,656	44,500	43,906
Plan assets in excess of projected benefit obligation	3,421	4,223	7,115
Unrecognized portion of net asset at transition	(598)	(789)	(981)
Unrecognized net actuarial loss	12,908	11,524	9,475
Unrecognized prior service cost	1,692	2,768	1,748
Prepaid pension cost	17,423	17,726	17,357

Accumulated benefit obligation	$(40,337)	$(38,962)	$(35,381)

Weighted average assumptions as of December 31
Discount rate	5.50%	5.75%	6.00%
Expected long-term return on plan assets	8.50%	8.75%	8.75%
Rate of compensation increase	3.75%	3.75%	3.75%

The following assumptions were used to determine net periodic pension cost:
Discount rate	5.75%	6.00%	6.50%
Expected long-term return on plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	3.75%	3.75%	4.00%

The following is a summary of the plan’s weighted average asset allocation at December 31, 2005:

(In thousands)	Actual Allocation	Percentage Allocation
Cash and Cash Equivalents	$2,291	5.10%
Equity Mutual Funds	5,101	11.40%
US Government Bonds	7,555	16.90%
Corporate Bonds	4,461	10.00%
Foreign Bonds	245	0.60%
Common Stock	21,840	48.90%
Preferred Stock	994	2.20%
Foreign Equity	2,169	4.90%
Total	$44,656	100.00%

PLAN INVESTMENT POLICY AS OF DECEMBER 31, 2005:

The Company’s key investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions, at the appropriate levels of risk; to meet statutory requirements and regulatory agencies’ requirements; and to satisfy applicable accounting standards. The Company periodically evaluates the asset allocations, funded status, rate of return assumption and contribution strategy for satisfaction of our investment objectives. Generally, the investment manager allocates investments as follows: of 20-40% of the total portfolio in fixed income, 40-80% in equities, and 0-20% in cash. Only high-quality bonds should be included in the portfolio. All issues that are rated lower than A by Standard and Poor’s should be excluded. Equity securities at December 31, 2005 and 2004 do not include any NBT Bancorp Inc. common stock.

The following table sets forth estimated future benefit payments:

Estimated future benefit payments
	Year	Estimated future payment
	2006	$5,001
	2007	2,800
	2008	2,890
	2009	3,118
	2010	3,144
	2011 - 2015	16,491

DETERMINATION OF ASSUMED RATE OF RETURN

The expected long-term rate-of-return on plan assets reflects long-term earnings expectations on existing plan assets. In estimating that rate, appropriate consideration is given to historical returns earned by plan assets as well as historical returns of comparable market indexes aligned with the Company’s plan assets. Average rates of return over the past 10 and 15 year periods were considered and the results are summarized as follows:

	Percentage Allocation	Comparable Market Index	Expected Return Average	Expected Weighted Return
Cash and Cash Equivalents	5.10%	Citigroup Treasury Bill - 3 Month Index	3.77%	0.19%
American Funds New Perspective R3	3.30%	MSCI World Index	6.92%	0.23%
Ishares MSCI Emerging	1.00%	MSCI EAFE Index	5.17%	0.05%
Ishares MSCI EAFE	2.50%	MSCI EAFE Index	5.17%	0.13%
Ishares Russell 2000	1.10%	Russell 2000 Index	10.66%	0.12%
Midcap Spider S&P 400	3.50%	S&P 500 Index	10.76%	0.38%
US Government Bonds	16.90%	Lehman Bros. 5-10 year Govt Index	6.57%	1.11%
Corporate Bonds	10.00%	Lehman Bros. Corp. Index	6.46%	0.65%
Foreign Bonds	0.60%	Lehman Bros. Aggregate Bond Fund	6.16%	0.04%
Common Stock	48.90%	S&P 500 Index	10.76%	5.26%
Preferred Stock	2.20%	S&P 500 Index	10.76%	0.24%
Foreign Equity	4.90%	MSCI World Index	6.92%	0.34%
		Expected Average Return:		8.74%

The Company is not required to make contributions to the plan in 2006.

In addition to the Company’s noncontributory defined benefit retirement and pension plan, the Company provides a supplemental employee retirement plans to certain current and former executives. The amount of the liabilities recognized in the Company’s consolidated balance sheets associated with these plans was $10.8 million and $9.2 million at December 31, 2005 and 2004, respectively. The charges to expense with respect to these plans amounted to $1.7 million, $1.3 million, and $1.0 million for the years ended December 31, 2005, 2004, and 2003, respectively. The discount rate used in determining the actuarial present values of the projected benefit obligations was 5.50%, 5.75%, and 6.00%, at December 31, 2005, 2004, and 2003, respectively.

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

	Years ended December 31,
(In thousands)	2005	2004	2003
Components of net periodic benefit cost
Service cost	$3	$35	$131
Interest cost	212	277	365
Amortization of transition obligation	23	39	39
Amortization of losses	167	186	161
Amortization of unrecognized prior service cost	(265)	(265)	(159)
Net periodic postretirement benefit cost	140	272	537
Change in accumulated benefit obligation
Benefit obligation at beginning of the year	4,841	4,777	7,516
Service cost	3	35	131
Interest cost	212	277	365
Plan participants’ contributions	282	272	-
Actuarial loss	(712)	152	117
Amendments	-	-	(3,045)
Benefits paid	(774)	(672)	(304)
Accumulated benefit obligation at end of year	3,852	4,841	4,780
Components of accrued benefit cost
Accumulated benefit obligation at end of year	(3,852)	(4,841)	(4,780)
Unrecognized transition obligation	-	23	62
Unrecognized prior service cost	(2,688)	(2,953)	(3,219)
Unrecognized actuarial net loss	2,953	3,831	3,866
Accrued benefit cost	$(3,587)	$(3,940)	$(4,071)
Weighted average discount rate	5.50%	5.75%	6.00%

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2005 were assumed to be 10.0 and 13.0 percent, respectively. The rates were assumed to decrease gradually to 5.0 percent for fiscal year 2014 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2005:

(In thousands)	1-Percentage point increase	1-Percentage point decrease
Increase (decrease) on total service and interest cost components	$18	$(17)
Increase (decrease) on postretirement accumulated benefit obligation	353	(330)

EMPLOYEE 401(K) AND EMPLOYEE STOCK OWNERSHIP PLANS

At December 31, 2005, the Company maintains a 401(k) and employee stock ownership plan (the Plan). The Company contributes to the Plan based on employees’ contributions out of their annual salary. In addition, the Company may also make discretionary contributions to the Plan based on profitability. Participation in the plan is contingent upon certain age and service requirements. The recorded expenses associated with this plan was $1.6 million in 2004, $1.4 million in 2004, and $1.5 million in 2003.

STOCK OPTION PLANS

The following is a summary of changes in options outstanding:

	Number of options	Weighted average of exercise price of options under the plans
Balance at December 31, 2002	2,192,223	$14.96
Granted	398,888	17.72
Exercised	(489,253)	12.42
Lapsed	(37,284)	14.89
Balance at December 31, 2003	2,064,574	16.09
Granted	381,109	22.19
Exercised	(448,669)	15.26
Lapsed	(22,975)	18.53
Balance at December 31, 2004	1,974,039	17.43
Granted	426,855	23.16
Exercised	(413,176)	16.45
Lapsed	(71,094)	20.78
Balance at December 31, 2005	1,916,624	$18.79

The following table summarizes information concerning stock options outstanding at December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number exercisable	Weighted average exercise price
$10.00 - $13.75	75,128	3.32	$10.94	75,128	$10.94
$13.76 - $17.50	579,861	5.36	15.12	513,649	15.22
$17.51 - $21.25	565,413	5.35	18.65	424,577	18.83
$21.26 - $25.00	696,222	8.67	22.82	195,154	22.51
$10.00 - $25.00	1,916,624	6.48	$18.79	1,208,508	$17.40

(17)	COMMITMENTS AND CONTINGENT LIABILITIES

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets. The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2005, approximately 62% of the Company’s loans are secured by real estate located in central and northern New York and northeastern Pennsylvania. Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

The total amount of loans serviced by the Company for unrelated third parties was approximately $81.2 million and $70.8 million at December 31, 2005 and 2004, respectively.

In the normal course of business there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the consolidated balance sheets or results of operations of the Company.

	At December 31,
(In thousands)	2005	2004
Unused lines of credit	$230,863	$228,789
Commitments to extend credits, primarily variable rate	266,274	278,610
Standby letters of credit	42,866	31,616
Loans sold with recourse	5,750	5,594

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

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of the Company’s stand-by letters of credit at December 31, 2005 and 2004 was not significant.

(18)	PARENT COMPANY FINANCIAL INFORMATION

	December 31,
(In thousands)	2005	2004
Assets
Cash and cash equivalents	$10,229	$5,949
Securities available for sale, at estimated fair value	11,345	8,363
Investment in subsidiaries, on equity basis	342,699	334,423
Other assets	17,363	23,205
Total assets	$381,636	$371,940

Liabilities and Stockholders’ Equity
Total liabilities	$47,693	$39,707
Stockholders’ equity	333,943	332,233
Total liabilities and stockholders’ equity	$381,636	$371,940

	Years ended December 31,
(In thousands)	2005	2004	2003
Dividends from subsidiaries	35,400	29,732	28,715
Management fee from subsidiaries	54,373	47,872	44,736
Interest and other dividend income	839	258	206
Net gain on sale of securities available for sale	-	4	-
	90,612	77,866	73,657
Operating expense	55,201	50,442	45,692
Income before income tax (benefit) expense and equity in undistributed income of subsidiaries	35,411	27,424	27,965
Income tax (benefit) expense	(728)	(993)	272
Equity in undistributed income of subsidiaries	16,299	21,630	19,411
Net income	$52,438	$50,047	$47,104

	Years ended December 31,
(In thousands)	2005	2004	2003
Operating activities
Net income	$52,438	$50,047	$47,104
Adjustments to reconcile net income to net cash provided by operating activities
Net gains on sale of securities available for sale	-	8	-
Tax benefit from exercise of stock options	1,057	1,336	1,294
Distributions in excess of equity in undistributed income of subsidiaries	(16,299)	(21,630)	(19,411)
Other, net	5,540	(2,061)	(4,008)
Net cash provided by operating activities	42,736	27,700	24,979
Investing activities
Proceeds from sales of securities available for sale	-	1,000	-
Purchases of premises and equipment	(2,834)	(2,342)	(1,534)
Net cash used in investing activities	(2,834)	(1,342)	(1,534)
Financing activities
Proceeds from the issuance of shares to employee benefit plans and other stock plans	7,161	6,964	6,381
Payment on long-term debt	(100)	(90)	(85)
Proceeds from the issuance of trust preferred debentures	5,155	-	-
Purchase of treasury shares	(23,165)	(9,149)	(6,489)
Cash dividends and payment for fractional shares	(24,673)	(24,251)	(22,173)
Net cash used in financing activities	(35,622)	(26,526)	(22,366)
Net increase (decrease) in cash and cash equivalents	4,280	(168)	1,079
Cash and cash equivalents at beginning of year	5,949	6,117	5,038
Cash and cash equivalents at end of year	$10,229	$5,949	$6,117

(19)	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

TRUST PREFERRED DEBENTURES

A significant portion of the outstanding balance at December 31, 2005 is variable rate in nature, as such the carrying value approximates fair value.

Estimated fair values of financial instruments at December 31 are as follows:

	2005		2004
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$142,488	$142,488	$106,723	$106,723
Securities available for sale	954,474	954,474	952,542	952,542
Securities held to maturity	93,709	93,701	81,782	82,712
Loans (1)	3,022,657	2,949,799	2,869,921	2,835,643
Less allowance for loan losses	47,455	-	44,932	-
Net loans	2,975,202	2,949,799	2,824,989	2,835,643
Accrued interest receivable	19,008	19,008	15,652	15,652
Financial liabilities
Savings, NOW, and money market	$1,325,166	$1,325,166	$1,435,561	$1,435,561
Time deposits	1,241,608	1,234,680	1,118,059	1,115,118
Noninterest bearing	593,422	593,422	520,218	520,218
Short-term borrowings	444,977	444,977	338,823	338,823
Long-term debt	414,330	407,783	394,523	421,113
Accrued interest payable	8,077	8,077	6,384	6,384
Trust preferred debentures	23,875	23,875	18,720	18,720

1.	Lease receivables, although excluded from the scope of SFAS No. 107, are included in the estimated fair value amounts at their carrying amounts.

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

Management Report on Internal Controls Over Financial Reporting

The management of NBT Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of NBT Bancorp Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that NBT Bancorp Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the NBT Bancorp Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
Albany, NY
March 6, 2006

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2006 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2005 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 2, 2006 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2005 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2005, the following table summarizes the Company’s equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options	B. Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A.)
Equity compensation plans approved by stockholders	1,916,624	$18.79	2,195,302
Equity compensation plans not approved by stockholders	None	None	None

The remaining information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS ANDFINANCIAL STATEMENT SCHEDULES

(a)	(1) The following Consolidated Financial Statements are included in Part II,
Item 8 hereof:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2005 and 2004.
Consolidated Statements of Income for each of the three years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2005, 2004 and 2003.
Notes to the Consolidated Financial Statements.
(a)	(2) There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.
(a)	(3) See below for all exhibits filed herewith and the Exhibit Index.

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

3.3
Rights Agreement, dated as of November 15, 2004, between NBT Bancorp Inc. and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.1 to Registrant's Form 8-K, file number 0-14703, filed on November 18, 2004, and incorporated by reference herein).

3.4
Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registration’s Form 8-K, file Number 0-14703, filed on November 18, 2004, and incorporated herein by reference).

4.1
Specimen common stock certificate for NBT’s common stock (filed as exhibit 4.1 to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 filed on December 27, 2005 and incorporated herein by reference).

10.1	NBT Bancorp Inc. 1993 Stock Option Plan (filed as Exhibit 99.1 to Registrant's Form S-8 Registration Statement, file number 333-71830 filed on October 18, 2001 and incorporated by reference herein).
10.2
NBT Bancorp Inc. Non-Employee Director, Divisional Director and Subsidiary Director Stock Option Plan (filed as Exhibit 99.1 to Registrant's Form S-8 Registration Statement, file number 333-73038 filed on November 9, 2001 and incorporated by reference herein).

10.3
CNB Bancorp, Inc. Stock Option Plan (incorporated by reference to Exhibit A of CNB Bancorp, Inc.’s definitive proxy statement filed with the SEC on September 4, 1998 and incorporated by reference herein).

10.4	NBT Bancorp Inc. Employee Stock Purchase Plan. (filed as Exhibit 10.11 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).
10.5
NBT Bancorp Inc. Non-employee Directors Restricted and Deferred Stock Plan (filed as Appendix A of Registrant's Definitive Proxy Statement on Form 14A filed on April 4, 2003, and incorporated by reference herein).

10.6	NBT Bancorp Inc. Performance Share Plan (filed as Appendix B of Registrant's Definitive Proxy Statement on Form 14A filed on April 4, 2003, and incorporated by reference herein).
10.7	NBT Bancorp Inc. 2006 Executive Incentive Compensation Plan.
10.8
CNB Bancorp, Inc. Long-Term Incentive Compensation Plan (incorporated by reference to Appendix B of CNB Bancorp, Inc.’s definitive proxy statement filed with the SEC on March 14, 2002 and incorporated by reference herein).

10.9
Form of Employment Agreement between NBT Bancorp Inc. and Daryl R. Forsythe made as of August 2, 2003. (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2003, filed on November 13, 2003 and incorporated herein by reference).

10.10	Amendment dated December 19, 2005 to Form of Employment Agreement between NBT Bancorp Inc. and Daryl R. Forsythe made as of August 2, 2003.
10.11	Supplemental Retirement Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe as amended and restated Effective January 1, 2005.
10.12	Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995.

10.13
Amendment dated January 28, 2002 to Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995. (filed as Exhibit 10.18 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

10.14
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made January 25, 2002. (filed as Exhibit 10.25 to Registrant's Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 and incorporated herein by reference).

10.15	Form of Employment Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 1, 2005.
10.16	Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 20, 2006.
10.17
Change in control agreement with Martin A. Dietrich as amended and restated July 23, 2001 (filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

10.18	Form of Employment Agreement between NBT Bancorp Inc. and Michael J. Chewens as amended and restated January 1, 2005.
10.19
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Michael J. Chewens made as of July 23, 2001 (filed as Exhibit 10.12 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).

10.20
Change in control agreement with Michael J. Chewens as amended and restated July 23, 2001 (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

10.21	Form of Employment Agreement between NBT Bancorp Inc. and David E. Raven as amended and restated January 1, 2005.
10.22
Change in control agreement with David E. Raven as amended and restated July 23, 2001 (filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).

10.23
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and David E. Raven made as of January 1, 2004. (filed as Exhibit 10.35 to Registrant's Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 and incorporated herein by reference).

10.24	Form of Employment Agreement between NBT Bancorp Inc. and Ronald M. Bentley made as of August 16, 2005.
10.25	Change in control agreement with Ronald M. Bentley dated August 22, 2005.
10.26	Description for Arrangement for Directors Fees.
21	A list of the subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, NBT Bancorp Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBT BANCORP INC. (Registrant)

March 14, 2006

/S/ Martin A. Dietrich
Martin A. Dietrich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Daryl R. Forsythe
Daryl R. Forsythe
Chairman and Director
Date:	March 14, 2006

/S/ Martin A. Dietrich
Martin A. Dietrich
NBT Bancorp Inc. President,CEO, and Director (Principal Executive Officer)
Date:	March 14, 2006

/S/ John C. Mitchell

John C. Mitchell, Director
Date:	March 14, 2006

/S/ Joseph G. Nasser

Joseph G. Nasser, Director
Date:	March 14, 2006

/S/ Peter B. Gregory

Peter B. Gregory, Director
Date:	March 14, 2006

/S/ William C. Gumble

William C. Gumble, Director
Date:	March 14, 2006

/S/ Michael Hutcherson

Michael Hutcherson, Director
Date:	March 14, 2006

/S/ Richard Chojnowski

Richard Chojnowski, Director
Date:	March 14, 2006

/S/ Michael Murphy

Michael Murphy, Director
Date:	March 14, 2006

/S/ Michael J. Chewens
Michael J. Chewens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	March 14, 2006

/S/ William L. Owens

William L. Owens, Director
Date:	March 14, 2006

/S/ Van Ness D. Robinson

Van Ness D. Robinson, Director
Date:	March 14, 2006

/S/ Joseph A. Santangelo

Joseph A. Santangelo, Director
Date:	March 14, 2006

/S/ Janet H. Ingraham

Janet H. Ingraham, Director
Date:	March 14, 2006

/S/ Paul Horger

Paul Horger, Director
Date:	March 14, 2006

/S/ Andrew S. Kowalczyk, Jr

Andrew S. Kowalczyk, Jr., Director
Date:	March 14, 2006

/S/ Patricia T. Civil

Patricia T. Civil, Director
Date:	March 14, 2006