Form 10-Q
period 2006-03-31
NBT BANCORP INC
filed 2006-05-09
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock, without par value, was 34,376,927 at April 30, 2006.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended March 31, 2006

NBT Bancorp Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)	March 31, 2006	December 31, 2005	March 31, 2005
(in thousands, except share and per share data)

ASSETS
Cash and due from banks	$123,593	$134,501	$106,520
Short-term interest bearing accounts	9,675	7,987	5,783
Securities available for sale, at fair value	1,112,118	954,474	950,555
Securities held to maturity (fair value - $102,338, $93,701 and $87,407)	102,754	93,709	87,063
Federal Reserve and Federal Home Loan Bank stock	37,962	40,259	36,942
Loans and leases	3,247,841	3,022,657	2,898,187
Less allowance for loan and lease losses	49,818	47,455	45,389
Net loans	3,198,023	2,975,202	2,852,798
Premises and equipment, net	67,889	63,693	63,806
Goodwill	102,692	47,544	47,544
Other intangible assets, net	13,632	3,808	4,234
Bank owned life insurance	40,535	33,648	32,634
Other assets	76,978	71,948	67,560
TOTAL ASSETS	$4,885,851	$4,426,773	$4,255,439

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand (noninterest bearing)	$618,531	$593,422	$509,077
Savings, NOW, and money market	1,546,840	1,325,166	1,467,265
Time	1,454,690	1,241,608	1,192,585
Total deposits	3,620,061	3,160,196	3,168,927
Short-term borrowings	329,702	444,977	307,514
Trust preferred debentures	75,422	23,875	18,720
Long-term debt	424,865	414,330	394,500
Other liabilities	50,047	49,452	46,539
Total liabilities	4,500,097	4,092,830	3,936,200

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 50,000,000 shares at March 31, 2006, December 31, 2005 and March 31, 2005; issued 36,459,560, 34,400,925 and 34,400,991 at March 31, 2006, December 31, 2005 and March 31, 2005, respectively	365	344	344
Additional paid-in-capital	270,462	219,157	218,167
Retained earnings	170,330	163,989	143,831
Unvested stock awards	-	(457)	(637)
Accumulated other comprehensive loss	(12,210)	(6,477)	(3,922)
Treasury stock at cost 2,126,450, 2,101,382 and 1,976,636 shares at March 31, 2006, December 31, 2005 and March 31, 2005, respectively	(43,193)	(42,613)	(38,544)
Total stockholders’ equity	385,754	333,943	319,239
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,885,851	$4,426,773	$4,255,439
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Income (unaudited)	2006	2005
(in thousands, except per share data)
Interest, fee and dividend income:
Interest and fees on loans and leases	$52,833	$43,944
Securities available for sale	11,877	10,247
Securities held to maturity	985	803
Other	611	467
Total interest, fee and dividend income	66,306	55,461

Interest expense:
Deposits	17,225	10,720
Short-term borrowings	3,937	1,861
Long-term debt	4,142	3,808
Trust preferred debentures	883	258
Total interest expense	26,187	16,647
Net interest income	40,119	38,814
Provision for loan and lease losses	1,728	1,796
Net interest income after provision for loan and lease losses	38,391	37,018

Noninterest income:
Trust	1,358	1,252
Service charges on deposit accounts	4,219	3,929
ATM and debit card fees	1,645	1,400
Broker/dealer and insurance fees	908	1,352
Net securities losses	(934)	(4)
Bank owned life insurance income	381	333
Retirement plan administration fees	1,231	863
Other	2,416	1,586
Total noninterest income	11,224	10,711

Noninterest expenses:
Salaries and employee benefits	15,748	15,451
Office supplies and postage	1,181	1,150
Occupancy	2,988	2,788
Equipment	2,156	2,096
Professional fees and outside services	1,832	1,675
Data processing and communications	2,702	2,658
Amortization of intangible assets	323	118
Loan collection and other real estate owned	211	401
Other operating	3,331	2,544
Total noninterest expenses	30,472	28,881
Income before income tax expense	19,143	18,848
Income tax expense	5,555	6,059
Net income	$13,588	$12,789
Earnings per share:
Basic	$0.41	$0.39
Diluted	$0.40	$0.39
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Unaudited)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Unvested Stock Awards	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
(in thousands, except per share data)

Balance at December 31, 2004	$344	$218,012	$137,323	$(296)	$4,989	$(28,139)	$332,233
Net income			12,789				12,789
Cash dividends - $0.19 per share			(6,210)				(6,210)
Purchase of 514,683 treasury shares						(11,897)	(11,897)
Issuance of 57,619 shares to employee benefit plans and other stock plans, including tax benefit		51	(71)			1,027	1,007
Grant of 24,675 shares of restricted stock awards		104		(569)		465	-
Amortization of restricted stock awards				228			228
Other comprehensive loss					(8,911)		(8,911)
Balance at March 31, 2005	$344	$218,167	$143,831	$(637)	$(3,922)	$(38,544)	$319,239

Balance at December 31, 2005	$344	$219,157	$163,989	$(457)	$(6,477)	$(42,613)	$333,943
Net income			13,588				13,588
Cash dividends - $0.19 per share			(6,550)				(6,550)
Purchase of 178,404 treasury shares						(4,055)	(4,055)
Issuance of 2,058,661 shares of common stock in connection with purchase business combination	21	48,604					48,625
Issuance of 237,278 incentive stock options in purchase transaction		1,955					1,955
2,500 shares of company stock in purchase transaction						(55)	(55)
Issuance of 183,345 shares to employee benefit plans and other stock plans, including tax benefit		234	(697)			3,788	3,325
Reclassification adjustment from the adoption of FAS123R, including 37,395 of restricted shares from issued common stock to treasury stock				457		(457)	-
Stock-based compensation		756					756
Issuance of 9,886 shares of vested restricted and deferred stock		(199)				199	-
Forfeit 2,625 shares of restricted stock		(45)					(45)
Other comprehensive loss					(5,733)		(5,733)
Balance at March 31, 2006	$365	$270,462	$170,330	$-	$(12,210)	$(43,193)	$385,754
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three Months Ended March 31,
Consolidated Statements of Cash Flows (unaudited)	2006	2005
(in thousands)
Operating activities:
Net income	$13,588	$12,789
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,728	1,796
Depreciation of premises and equipment	1,590	1,573
Net amortization on securities	135	384
Amortization of intangible assets	323	118
Stock-based compensation	711	228
Tax benefit from the exercise of stock options	-	202
Bank owned life insurance income	(381)	(333)
Proceeds from sale of loans held for sale	8,837	1,185
Origination of loans held for sale	(6,957)	(730)
Net (gains) losses on sale of loans	(60)	5
Net gain on sale of other real estate owned	(60)	(43)
Net gain on sale of branch	(470)	-
Net security losses	934	4
Net decrease in other assets	6,025	4,816
Net increase in other liabilities	(2,199)	(7,675)
Net cash provided by operating activities	23,744	14,319
Investing activities:
Securities available for sale:
Proceeds from maturities	45,451	37,054
Proceeds from sales	42,292	27,868
Purchases	(108,488)	(78,128)
Securities held to maturity:
Proceeds from maturities	11,013	8,882
Purchases	(11,837)	(14,180)
Net purchases (sales) of FRB and FHLB stock	2,297	(100)
Net cash paid in sale of branch	(2,307)	-
Net cash used in CNB Bancorp, Inc. merger	(20,770)	-
Cash paid for the acquisition of EPIC Advisor’s, Inc.	-	(6,129)
Cash received for the sale of M. Griffith Inc.	-	1,016
Net increase in loans	(38,054)	(30,170)
Purchase of premises and equipment, net	(599)	(1,445)
Proceeds from sales of other real estate owned	210	138
Net cash used in investing activities	(80,792)	(55,194
Financing activities:
Net increase in deposits	130,856	95,089
Net decrease in short-term borrowings	(115,275)	(31,309)
Repayments of long-term debt	(12,020)	(23)
Proceeds from the issuance of trust preferred debentures	51,547	-
Proceeds from issuance of treasury shares to employee benefit plans and other stock plans	3,012	805
Tax benefit from the exercise of stock options	313	-
Purchase of treasury stock	(4,055)	(11,897)
Cash dividends	(6,550)	(6,210)
Net cash provided by financing activities	47,828	46,455
Net (decrease) increase in cash and cash equivalents	(9,220)	5,580
Cash and cash equivalents at beginning of period	142,488	106,723
Cash and cash equivalents at end of period	$133,268	$112,303

Consolidated Statements of Cash Flows, Continued	Three Months Ended March 31,
Supplemental disclosure of cash flow information:	2006	2005

Cash paid during the period for:
Interest	$24,820	$16,608
Income taxes	-	443
Cash received during the period for:
Income taxes	449	-
Noncash investing activities:
Loans transferred to OREO	$164	$105
Dispositions:
Fair value of assets sold	$3,453	$1,405
Fair value of liabilities transferred	5,760	389
Acquisitions:
Fair value of assets acquired	$431,943	$6,565
Fair value of liabilities assumed	360,648	435
Net cash and cash equivalents used in merger	20,770	-
Fair value of equity acquired	50,525	-
See notes to unaudited interim consolidated financial statements.

	Three months ended March 31,
Consolidated Statements of Comprehensive Income (unaudited)	2006	2005
(in thousands)
Net income	$13,588	$12,789

Other comprehensive income, net of tax
Unrealized holding losses arising during period [pre-tax amounts of $10,089 and $14,827]	(6,065)	(8,913)
Minimum pension liability adjustment	(229)	-
Less: Reclassification adjustment for net losses included in net income [pre-tax amounts of $934 and $4]	561	2
Total other comprehensive loss	(5,733)	(8,911)
Comprehensive income	$7,855	$3,878
See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiary
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

Note 1.	Description of Business

NBT Bancorp Inc. (the Company or the Registrant) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company is the parent holding company of NBT Bank, N.A. (the Bank), NBT Financial Services, Inc. (NBT Financial), Hathaway Insurance Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II. Through these subsidiaries, the Company operates as one segment focused on community banking operations. The Company’s primary business consists of providing commercial banking and financial services to its customers in its market area. The principal assets of the Company are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank and NBT Financial.

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

CNBF Capital Trust I is a Delaware statutory business trust formed in 1999, for the purpose of issuing $18 million in trust preferred securities and lending the proceeds to the Company. NBT Statutory Trust I is a Delaware statutory business trust formed in 2005, for the purpose of issuing $5 million in trust preferred securities and lending the proceeds to the Company. NBT Statutory Trust II is a Delaware statutory business trust formed in 2006, for the purpose of issuing $50 million in trust preferred securities and lending the proceeds to the Company to provide funding for the acquisition of CNB Bancorp, Inc during the three months ended March 31, 2006. These three statutory business trusts are collectively referred here in as “the Trusts”. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are variable interest entities (VIEs) for which the Company is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003 (FIN 46R)).” In accordance with FIN 46R, which was implemented in the first quarter of 2004, the accounts of the Trusts are not included in the Company’s consolidated financial statements.

Note 3.	New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

Note 4.	Business Combination

On February 10, 2006, the Company completed the acquisition through merger of CNB Bancorp, Inc. (“CNB”). CNB was a bank holding company for City National Bank and Trust Company (“CNB Bank”) and Hathaway Insurance Agency, Inc. (“Hathaway”), headquartered in Gloversville, NY. CNB Bank conducted business from nine community bank offices in four upstate New York counties—Fulton, Hamilton, Montgomery and Saratoga. The stockholders of CNB received approximately $39 million in cash and 2,058,661 shares of NBT common stock. The aggregate transaction value was approximately $89.0 million. The transaction was accounted for under the purchase method of accounting. CNB had total assets of $399.0 million, loans of $197.6 million, deposits of $335.0 million and shareholders equity of $40.1 million. CNB was merged with and into the Company, CNB Bank was merged with and into NBT Bank and Hathaway is a direct subsidiary of the Company. The results of operations are included in the consolidated financial statements from the date of acquisition, February 10, 2006.

Note 5.	Use of Estimates

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

Other real estate owned (OREO) consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any of the loan over the fair value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the requirements prescribed by GAAP.

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at March 31, 2006 and 2005. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 6.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. At both March 31, 2006, and December 31, 2005, commitments to extend credit and unused lines of credit totaled $497.1 million. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $43.1 million at March 31, 2006 and $42.9 million at December 31, 2005. As of March 31, 2006, the fair value of standby letters of credit was not material to the Company’s consolidated financial statements.

Note 7.	Earnings per share

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended March 31,	2006	2005
(in thousands, except per share data)

Basic EPS:
Weighted average common shares outstanding	33,422	32,674
Net income available to common shareholders	$13,588	$12,789
Basic EPS	$0.41	$0.39

Diluted EPS:
Weighted average common shares outstanding	33,422	32,674
Dilutive potential common stock	324	303
Weighted average common shares and common Share equivalents	33,746	32,977
Net income available to common shareholders	$13,588	$12,789

Diluted EPS	$0.40	$0.39

There were 375,211 stock options for the quarter ended March 31, 2006 and 339,179 stock options for the quarter ended March 31, 2005 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 8.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“FAS 123R”) using the modified-prospective transition method. Under this transition method, compensation cost in 2006 includes costs for stock options granted prior to but not vested as of December 31, 2005, and options vested in 2006. Therefore results for prior periods have not been restated.

The adoption of FAS 123R lowered net income by approximately $0.4 million for the three months ended March 31, 2006, compared to if we had continued to account for share-based compensation under APB No. 25, Accounting for Stock Issued to Employees.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 during the period presented. For the purpose of this pro forma disclosure, the value of options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options vesting periods.

Three months ended March 31,
(in thousands, except per share data)	2005
Net income, as reported	$12,789
Add: Stock-based compensation expense included in reported net income, net of related tax effects	137
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(315)
Pro forma net income	$12,611

Net income per share:
Basic - as reported	$0.39
Basic - Pro forma	$0.39

Diluted - as reported	$0.39
Diluted - Pro forma	$0.38

As of March 31, 2006, there was approximately $3.3 million of unrecognized compensation cost related to unvested share-based stock option awards granted. That cost is expected to be recognized over the next four years.

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3 (“FSP 123R-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123R-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R. Companies may take up to one year from the effective date of FSP 123R-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a term of ten years from the grant date and granted options for employees vest in the following manner: 40% in the first year and 20% per year for the subsequent three years. Generally, the fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. Prior to the adoption of FAS 123(R), options granted to retirement eligible employees were expensed over the nominal vesting period on a pro forma basis. Beginning on January 1, 2006, options granted to retirement eligible employees are expensed in full on the date of grant. The impact of this change was not material. The Company has estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during the three months ended March 31, 2006 follows:

Three months ended March 31, 2006
Dividend Yield	3.28% - 3.52%
Expected Volatility	28.41% - 28.62%
Risk-free interest rate	4.36% - 4.58%
Expected life	7 years

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of the U.S. treasury issues with a term equal to the expected life of the option being valued.

Stock option activity during the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,916,624	$18.79
Granted	287,548	$22.36
Issued in connection with the CNB transaction	237,278	$16.76
Exercised	(183,345)	$(16.32)
Lapsed	(22,641)	$21.82
Outstanding at March 31, 2006	2,235,464	$19.21	6.65	$9,049,756

Exercisable at March 31, 2006	1,556,578	$17.94	5.68	$8,272,917

The fair market value of stock options granted for the three months ended March 31, 2006, was $5.21. Total stock-based compensation expense for stock option awards totaled $0.7 million for the three months ended March 31, 2006. The amount of stock-based compensation expensed deferred under FAS 91 “Accounting for Nonrefundable Fee and Costs Associated with Origination or Acquiring Loans and Initial Direct Costs of Leases” was less than $0.1 million for the three months ended March 31, 2006. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Three months ended
(dollars in thousands)	March 31, 2006	March 31, 2005
Proceeds from stock option exercised	$3,012	$805
Tax benefits related to stock options exercised	313	202
Intrinsic value of stock options exercised	1,191	506

The Company has outstanding restricted and deferred stock awards granted from various plans at March 31, 2006. The Company recognized $0.1 million in stock-based compensation expense related to these stock awards for the three months ended March 31, 2006 and $0.2 million for the three months ended March 31, 2005. Unrecognized compensation cost related to restricted stock awards totaled $0.8 million at March 31, 2006. The following table summarizes information for unvested restricted stock awards outstanding as of March 31, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested Restricted Stock Awards
Unvested at start of quarter	37,935	$21.46
Forefited	(2,625)	$23.04
Vested	(9,886)	$20.26
Granted	29,817	$21.74
Unvested at end of quarter	55,241	$21.75

As of March 31, 2006, the Company’s Employee and Non-Employee Stock Option Plans had 1,128,799 options available for grant; the Company’s Directors & Deferred Stock Plan had 147,777 shares available for grant; The Company’s Performance Share Plan had 252,750 shares available for grant; the Employees Stock Purchase Plan had 403,279 shares available for issuance.

Note 9.	Goodwill and Intangible Assets

A summary of goodwill by operating subsidiaries follows:

(in thousands)	January 1, 2005	Goodwill Acquired	Goodwill Disposed	March 31, 2005
NBT Bank, N.A.	$44,520	-	-	$44,520
NBT Financial Services, Inc.	1,050	3,024	1,050	3,024
Total	$45,570	$3,024	$1,050	$47,544

(in thousands)	January 1, 2006	Goodwill Acquired	Goodwill Disposed	March 31, 2006
NBT Bank, N.A.	$44,520	54,934	-	$99,454
NBT Financial Services, Inc	3,024	-	-	3,024
Hathaway Agency, Inc.	-	214	-	214
Total	$47,544	$55,148	$-	$102,692

In February 2006, the Company acquired CNB. The acquisition resulted in increases to goodwill of $55.1 million, core deposit intangibles of $9.6 million and other intangibles of $0.5 million. The core deposit intangibles will be amortized over ten years.

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

A summary of core deposit and other intangible assets follows:

	March 31,
	2006	2005
(in thousands)
Core deposit intangibles:
Gross carrying amount	$11,806	$2,186
Less: accumulated amortization	1,924	1,388
Net Carrying amount	9,882	798

Other intangibles:
Gross carrying amount	4,164	3,197
Less: accumulated amortization	779	278
Net Carrying amount	3,385	2,919

Other intangibles not subject to amortization: Pension asset	365	517

Total intangibles with definite useful lives:
Gross carrying amount	16,335	5,900
Less: accumulated amortization	2,703	1,666
Net Carrying amount	$13,632	$4,234

Amortization expense on finite-lived intangible assets is expected to total $1.3 million for the remainder of 2006, $1.7 million for 2007, $1.4 million for each of 2008, 2009 and 2010, and $6.5 million thereafter.

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

The Components of pension expense and postretirement expense are set forth below (in thousands):

	Three months ended March 31,
Pension plan:	2006	2005
Service cost	$502	$469
Interest cost	539	561
Expected return on plan assets	(905)	(947)
Net amortization	179	374
Total	$315	$457

Postretirement Health Plan:	2006	2005
Service cost	$1	$9
Interest cost	51	67
Net amortization	(24)	(15)
Total	$28	$61

Note 11.	Trust Preferred Debentures

As of March 31, 2006, the CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (“the Trusts”), all wholly-owned unconsolidated subsidiaries of the Company, had the following Trust Preferred Securities outstanding and the Company had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Trust Preferred Debt Owed To Trust	Final Maturity date
CNBF Capital Trust I	August-99	$18,000	3-month LIBOR plus 2.75%	$18,720	August-29

NBT Statutory Trust I	November-05	5,000	6.30% Fixed	5,155	December-35

NBT Statutory Trust II	February-06	50,000	6.195% Fixed	51,547	March-36

The Company owns all of the common stock of the three business trusts, which have issued trust preferred securities in conjunction with the Company and issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities. In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Corporation does not expect that the quantitative limits will preclude it from including the trust preferred securities in Tier 1 capital. However, the trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

NBT BANCORP INC. and Subsidiaries
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiaries, NBT Bank, N.A. (NBT), Hathaway Insurance Agency, Inc. and NBT Financial Services, Inc. (collectively referred to herein as the Company). This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2005 Form 10-K for an understanding of the following discussion and analysis.

FORWARD LOOKING STATEMENTS

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may effect interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards or tax laws, may adversely affect the businesses in which the Company is engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; (7) adverse changes may occur in the securities markets or with respect to inflation; (8) acts of war or terrorism; (9) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (10) internal control failures; (11) the Company may fail to realize projected cost savings, revenue enhancements and the accretive effect of the CNB acquisition on our earnings; and (12) the Company’s success in managing the risks involved in the foregoing.

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

Overview

The Company earned net income of $13.6 million ($0.40 diluted earnings per share) for the three months ended March 31, 2006 compared to net income of $12.8 million ($0.39 diluted earnings per share) for the three months ended March 31, 2005. The quarter to quarter increase in net income from 2006 to 2005 was primarily the result of increases in net interest income of $1.3 million, noninterest income of $0.5 million and a decrease in income tax expense of $0.5 million partially offset by an increase in total noninterest expense of $1.6 million. The increase in net interest income resulted primarily from 9% growth in average loans during the three months ended March 31, 2006 compared to the same period in 2005 (driven by the CNB acquisition and organic loan growth). Included in noninterest income for the three months ended March 31, 2006 were $0.9 million in net losses from investment securities sales and a $0.5 million gain from a sale of branch in March 2006. Excluding the effect of these transactions for the three months ended March 31, 2006, noninterest income increased $1.0 million or 9% compared to the same period in 2005. The increase in noninterest income resulted from increases in service charges on deposit accounts, ATM and debit card fees, retirement plan administration fees and other income partially offset by a decline commission and advisory fees (from the sale of M. Griffith in March 2005). The decrease in income tax expense resulted from a $0.5 million settlement from a tax refund claim. The increase in total noninterest expense was due primarily to increases in salaries and employee benefits, occupancy expense, amortization of intangible assets and other operating expenses.

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

Table 1 Performance Measurements
2006	First Quarter
Return on average assets (ROAA)	1.18%
Return on average equity (ROE)	15.11%
Net interest margin (Federal taxable equivalent)	3.86%

2005
Return on average assets (ROAA)	1.23%
Return on average equity (ROE)	15.74%
Net interest margin (Federal taxable equivalent)	4.09%

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

Federal taxable equivalent (FTE) net interest income increased $1.5 million during the three months ended March 31, 2006 compared to the same period of 2005. The increase in FTE net interest income resulted primarily from 10% growth in average earning assets. The Company’s interest rate spread declined 38 bp during the three months ended March 31, 2006 compared to the same period in 2005. The yield on earning assets for the period increased 51 bp to 6.31% for the three months ended March 31, 2006 from 5.80% for the same period in 2005. Meanwhile, the rate paid on interest-bearing liabilities increased 89 bp, to 2.91% for the three months ended March 31, 2006 from 2.02% for the same period in 2005.

Total FTE interest income for the three months ended March 31, 2006 increased $11.0 million compared to the same period in 2005, a result of the previously mentioned increase in average earning assets as well as the increase in yield on earning assets of 51 bp. The growth in earning assets during the period was driven primarily by the CNB acquisition and organic loan growth. Average securities available for sale increased $101.5 million or 11%, mainly from the CNB acquisition, which increased average securities available for sale by $81.2 million for the three months ended March 31, 2006. Average loans and leases increased $270.3 million or 9%, driven mainly by loans acquired from the CNB transaction of $103.2 million and organic loan growth of $167.1 million or 6%. The increase in the yield on earning assets can be primarily attributed to variable rate earning assets that are tied to the Prime lending rate, which increased 200 bp since March 31, 2005.

During the same time period, total interest expense increased $9.5 million, primarily the result of the previously mentioned 200 bp increase in the Federal Funds rate since March 31, 2005, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest-bearing liabilities increased $309.7 million for the three months ended March 31, 2006 when compared to the same period in 2005, principally from deposits assumed from the CNB transaction and increases in short-term borrowings and trust preferred debentures. Total average interest-bearing deposits increased $205.3 million for the three months ended March 31, 2006 when compared to the same period in 2005. The rate paid on average interest-bearing deposits increased 82 bp from 1.67% for the three months ended March 31, 2005 to 2.49% for the same period in 2006. The increase in interest-bearing deposits resulted primarily from the previously mentioned deposits assumed from the CNB transaction, which increased average interest bearing deposits $153.3 million for the three months ended March 31, 2006 as compared to the same period in 2005. Excluding the effects of the CNB transaction, the Company experienced a shift in its deposit mix from savings and NOW accounts to money market and time deposit accounts, as interest sensitive customers shifted funds into higher paying interest bearing accounts. Excluding the CNB transaction, savings and NOW accounts collectively decreased $98.8 million and money market and time deposit accounts collectively increased $150.7 million (time deposits was the primary driver of the increase). If short-term rates continue to rise, the Company anticipates that this trend will continue placing greater pressure on the net interest margin.

Total borrowings, including trust preferred debentures increased $104.4 million for the three months ended March 31, 2006 compared with the same period in 2005, primarily from loan growth exceeding deposit growth and funding the cash portion of the CNB transaction. Average short-term borrowings increased $41.9 million for the three months ended March 31, 2006, compared with the same period in 2005, principally from the previously mentioned loan growth that exceeded deposit growth during this same period. Interest expense from short-term borrowings increased $2.1 million, driven by the above mentioned increase in the average balance as well as an increase in rate from 2.29% for the three months ended March 31, 2005 to 4.30% for the same period in 2006 (due to increases in short-term rates). Trust preferred debentures increased $34.9 million for the three months ended March 31, 2006, compared with the same period in 2005, primarily from the issuance of $51.5 million in trust preferred debentures in February 2006 to fund the cash portion of the CNB transaction and to provide regulatory capital. The rate paid on trust preferred debentures increased to 6.68% for the three months ended March 31, 2006, compared with 5.60% for the same period in 2005, driven primarily by $51.5 million in trust preferred debentures issued in February 2006 with a fixed rate of 6.195% and $18.7 million in trust preferred debentures that reprice quarterly at 3-month LIBOR plus 275 bp (3-month LIBOR is up approximately 200 bp).

Another important performance measurement of net interest income is the net interest margin. Despite a 38 bp decrease in the Company’s net interest spread, the net interest margin only declined by 23 bp to 3.86% for the three months ended March 31, 2006, compared with 4.09% for the same period in 2005. The Company thus far has mitigated some of the margin pressure by growing noninterest bearing demand deposit accounts. Average demand deposits are up $85.6 million or 17% for the three months ended March 31, 2006, compared to the same period in 2005. This increase was driven mainly by the CNB transaction, which accounted for $25.1 million of the increase and strong organic growth of $60.5 million (12% growth). Sustaining the growth rate for noninterest bearing demand deposits will be key factor in mitigating anticipated margin pressure from rising deposit costs.

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

	Three months ended March 31,
	2006			2005
(dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
ASSETS
Short-term interest bearing accounts	$7,742	$78	4.09%	$6,578	$39	2.41%
Securities available for sale (2)	1,054,370	12,437	4.79%	952,848	10,774	4.59%
Securities held to maturity (2)	97,347	1,464	6.11%	84,783	1,175	5.63%
Investment in FRB and FHLB Banks	40,549	533	5.34%	36,535	429	4.77%
Loans (1)	3,147,115	53,016	6.84%	2,876,853	44,076	6.22%
Total earning assets	4,347,123	67,528	6.31%	3,957,597	56,493	5.80%
Other assets	319,040			280,030
Total assets	$4,666,163			4,237,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Money market deposit accounts	$451,822	$3,239	2.91%	$416,774	$1,451	1.41%
NOW deposit accounts	431,503	646	0.61%	451,453	512	0.46%
Savings deposits	545,754	1,076	0.80%	572,475	976	0.69%
Time deposits	1,380,617	12,264	3.61%	1,163,739	7,781	2.71%
Total interest bearing deposits	2,809,696	17,225	2.49%	2,604,441	10,720	1.67%
Short-term borrowings	371,632	3,937	4.30%	329,726	1,861	2.29%
Trust preferred debentures	53,658	883	6.68%	18,720	258	5.60%
Long-term debt	422,097	4,142	3.98%	394,513	3,808	3.92%
Total interest bearing liabilities	3,657,083	26,187	2.91%	3,347,400	16,647	2.02%
Demand deposits	591,087			505,457
Other liabilities	52,978			54,823
Stockholders’ equity	365,015			329,947
Total liabilities and stockholders’ equity	4,666,163			4,237,627
Net interest income (FTE basis)		41,341			39,846
Interest rate spread			3.40%			3.78%
Net interest margin			3.86%			4.09%
Taxable equivalent adjustment		1,222			1,032
Net interest income		$40,119			$38,814

(1)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

(2)	Securities are shown at average amortized cost.

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

Table 3
Analysis of Changes in Taxable Equivalent Net Interest Income
Three months ended March 31,
	Increase (Decrease) 2006 over 2005
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$8	$31	$39
Securities available for sale	1,183	480	1,663
Securities held to maturity	184	105	289
Investment in FRB and FHLB Banks	50	54	104
Loans	434	4,599	5,033
Total FTE interest income	5,819	5,216	11,035

Money market deposit accounts	132	1,656	1,788
NOW deposit accounts	(24)	158	134
Savings deposits	(47)	147	100
Time deposits	1,623	2,860	4,483
Short-term borrowings	263	1,813	2,076
Trust preferred debentures	566	59	625
Long-term debt	270	64	334
Total interest expense	1,658	7,882	9,540

Change in FTE net interest income	$4,161	$(2,666)	$1,495

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Three months ended March 31,
	2006	2005
(in thousands)
Service charges on deposit accounts	$4,219	$3,929
ATM and debit card fees	1,645	1,400
Broker/dealer and insurance fees	908	1,352
Trust	1,358	1,252
Net securities losses	(934)	(4)
Retirement plan administration fees	1,231	863
Bank owned life insurance income	381	333
Other	2,416	1,586
Total	$11,224	$10,711

Noninterest income for the three months ended March 31, 2006, totaled $11.2 million, up $0.5 million from the $10.7 million reported in the same period of 2005. Included in noninterest income for the three months ended March 31, 2006 were $0.9 million in net losses from investment securities sales and a $0.5 million gain from a sale of branch in March 2006. Excluding the effect of these transactions for the three months ended March 31, 2006, noninterest income increased $1.0 million or 9% compared with the same period in 2005. Retirement plan administration fees for the three months ended March 31, 2006, increased $0.4 million compared with the same period in 2005. This increase resulted from a full quarter of revenue for the three months ended March 31, 2006 compared with a partial quarter of revenue in the same period in 2005 when we acquired EPIC Advisors, Inc. in January 2005. Excluding the $0.5 million gain on sale of a branch mentioned above, other noninterest income increased $0.4 million compared with the same period in 2005, principally from increases in retail and commercial banking fees. Fees from service charges on deposit accounts and ATM and debit cards collectively increased $0.5 million from solid growth in demand deposit accounts. Broker/dealer and insurance revenue for the three months ended March 31, 2006, decreased $0.4 million, primarily from the sale of the Company’s broker/dealer subsidiary M. Griffith Inc., in March 2005.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2006	2005
(in thousands)
Salaries and employee benefits	$15,748	$15,451
Occupancy	2,988	2,788
Equipment	2,156	2,096
Data processing and communications	2,702	2,658
Professional fees and outside services	1,832	1,675
Office supplies and postage	1,181	1,150
Amortization of intangible assets	323	118
Loan collection and other real estate owned	211	401
Other	3,331	2,544
Total noninterest expense	$30,472	$28,881

Total noninterest expense for the three months ended March 31, 2006, increased $1.6 million compared with the same period for 2005. Salaries and employee benefits for the three months ended March 31, 2006, increased $0.3 million over the same period in 2005, primarily from the previously mentioned stock option expense of $0.7 million that reflects the adoption of FAS 123R. Other operating expense increased $0.8 million for the three months ended March 31, 2006, compared with the same period in 2005, primarily from merger related expenses from the CNB transaction. Occupancy expense increased $0.2 million, principally from increasing energy costs and occupancy costs from the CNB branches. Amortization of intangible assets increased $0.2 million from core deposit intangible amortization associated with the CNB transaction. Loan collection and other real estate owned (OREO) decreased $0.2 million, from low delinquency rates and expense recoveries associated with sold OREO.

Income Taxes

Income tax expense for the quarter ended March 31, 2006, was $5.6 million, down $0.5 million from the $6.1 million recorded during the same period in 2005. The effective rate for the quarter ended March 31, 2006, was 29.0%, down from 32.1% for the same period in 2005. The decrease in tax expense and the effective tax rate for the quarter ended March 31, 2006, was due primarily to a settlement for a tax refund claim of $0.5 million. The Company anticipates that the effective tax rate will be approximately 32% for the remainder of the year.

ANALYSIS OF FINANCIAL CONDITION

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

	March 31, 2006	December 31, 2005	March 31, 2005
(in thousands)
Residential real estate mortgages	$747,912	$701,734	$718,142
Commercial and commercial real estate mortgages	1,126,838	1,032,977	1,025,937
Real estate construction and development	176,854	163,863	158,169
Agricultural and agricultural real estate mortgages	114,008	114,043	108,377
Consumer	523,381	463,955	418,186
Home equity	477,173	463,848	390,163
Lease financing	81,675	82,237	79,213
Total loans and leases	$3,247,841	$3,022,657	$2,898,187

Total loans and leases were $3.2 billion, or 66.5% of assets, at March 31, 2006, and $3.0 billion at December 31, 2005, and $2.9 billion, or 68.1%, at March 31, 2005. Total loans and leases increased $349.7 million or 12% at March 31, 2006 over March 31, 2005. The year over year increase in loans and leases was driven mainly by the CNB transaction and organic loan growth. Home equity loans increased $87.0 million or 22%, primarily from the CNB transaction of $12.1 million and $74.9 million in organic growth from market expansion and continued success in marketing this product throughout the Company’s branch network. Consumer loans increased $105.2 million or 25%, mainly from organic loan growth of $47.4 million driven by increases in indirect automobile loans and from the CNB transaction of $57.8 million. Commercial loans and commercial mortgages increased $100.9 million or 10%, driven by the CNB transaction of $61.9 million and organic growth of $39.0 million as the Company continues to face strong competition for these loan types in its markets. Residential real estate mortgages increased $29.8 million when compared to March 31, 2006. The CNB transaction provided $69.8 million in growth offset by a decline in the core portfolio of $40.0 million. The decrease in the core residential mortgage portfolio resulted mainly from mortgage repayments exceeding originations retained for the loan portfolio as the Company began selling 20-year and 30-year residential mortgages from its pipeline in the second quarter 2005. Furthermore, long-term rates have modestly increased, leading to a softening in demand for this loan product.

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

Average total earning securities increased $114.1 million for the three months ended March 31, 2006 when compared to the same period in 2005. The average balance of securities available for sale increased $101.5 million for the three months ended March 31, 2006 when compared to the same period in 2005, mainly from the CNB transaction. The average balance of securities held to maturity increased $12.6 million for the three months ended March 31, 2006, compared to the same period in 2005. The average total securities portfolio represents 26% of total average earning assets for the three months ended March 31, 2006, up from 25% for the same period in 2005.

The following details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	At March 31,
	2006	2005

Mortgage-backed securities:
With maturities 15 years or less	33%	44%
With maturities greater than 15 years	4%	7%
Collateral mortgage obligations	17%	14%
Municipal securities	16%	15%
US agency notes	26%	16%
Other	4%	4%
Total	100%	100%

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at March 31, 2006 was 1.53% compared with 1.57% at December 31, 2005, and March 31, 2005. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Table 4 Allowance for Loan Losses
	Three months ended March 31,
(dollars in thousands)	2006		2005
Balance, beginning of period	$47,455		$44,932
Recoveries	1,175		1,079
Charge-offs	(2,950)		(2,418)
Net charge-offs	(1,775)		(1,339)
Allowance related to purchase acquisition	2,410		-
Provision for loan losses	1,728		1,796
Balance, end of period	$49,818		$45,389
Composition of Net Charge-Offs
Commercial and agricultural	$(858)	48%	$(105)	8%
Real estate mortgage	(71)	4%	(326)	24%
Consumer	(846)	48%	(908)	68%
Net charge-offs	$(1,775)	100%	$(1,339)	100%
Annualized net charge-offs to average loans	0.23%		0.19%

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

Total nonperforming assets were $13.3 million at March 31, 2006, and $14.6 million at December 31, 2005, and $17.8 million at March 31, 2005. Nonaccrual loans decreased from $14.3 million at December 31, 2005 to $13.3 million at March 31, 2006, primarily from decreases in nonperforming consumer and mortgage loans. OREO has remained at relatively low levels throughout 2006 and 2005, as the Company’s nonperforming loans have remained relatively stable and credit quality remains solid.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $60.2 million in potential problem loans at March 31, 2006 as compared to $69.5 million at December 31, 2005. The decrease in potential problem loans resulted mainly from repayments of two large potential problem loans during the three months end March 31, 2006. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At March 31, 2006, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

Net charge-offs totaled $1.8 million for the three months ended March 31, 2006, up $0.5 million from the $1.3 million charged-off during the same period in 2005. The increase in net charge-offs resulted primarily from an increase in charge-offs for commercial and agricultural loans during the three months ended March 31, 2006. The provision for loan and lease losses totaled $1.7 million for the three months ended March 31, 2006, compared with the $1.8 million provided during the same period in 2005. The slight decrease for the provision for loan and lease losses for the three months ended March 31, 2006, compared with the same period in 2005 resulted primarily from continued improvement in credit quality (decreases in nonperforming loans and potential problem loans).

Table 5 Nonperforming Assets
(dollars in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Commercial and agricultural	$9,188	$9,373	$11,523
Real estate mortgage	1,816	2,009	3,202
Consumer	1,612	2,037	1,887
Total nonaccrual loans	12,616	13,419	16,612
Loans 90 days or more past due and still accruing:
Commercial and agricultural	-	-	64
Real estate mortgage	55	465	130
Consumer	665	413	566
Total loans 90 days or more past due and still accruing	720	878	760
Total nonperforming loans	13,336	14,297	17,372
Other real estate owned (OREO)	279	265	438
Total nonperforming assets	$13,615	$14,562	$17,810
Total nonperforming loans to loans and leases	0.41%	0.47%	0.60%
Total nonperforming assets to assets	0.28%	0.28%	0.42%
Total allowance for loan and lease losses to nonperforming loans	373.56%	331.92%	261.28%

Deposits

Total deposits were $3.6 billion at March 31, 2006, up $459.9 million from year-end 2005, and an increase of $451.1 million, or 14%, from the same period in the prior year. The increase in deposits compared with March 31, 2005, was driven primarily by the CNB transaction, which provided $335.0 million in deposits and organic deposit growth of $116.0 million. Total average deposits for the three months ended March 31, 2006 increased $290.9 million, or 9%, from the same period in 2005. The Company experienced an increase in time deposits, as average time deposits increased $216.9 million or 19%, for the three months ended March 31, 2006 compared to the same period in 2005, primarily from the CNB transaction, which provided $72.1 million in time deposits as well as increases in municipal, jumbo and retail time deposits, as the Company experienced a shift in its deposit mix from interest sensitive customers into higher paying time accounts. Meanwhile, excluding the effect of the CNB transaction, which provided $52.1 million in average savings and NOW accounts, these deposit categories experienced a decrease of $98.8 million, from the previously mentioned shift in deposit mix from lower cost deposit accounts to higher cost deposit accounts with more attractive interest rates (which have increased due to the rising rate environment). Average money market accounts increased $35.0 million, mainly from the CNB transaction. Average demand deposit accounts increased $85.6 million, due in part to solid organic growth of $60.5 million and $25.1 million from the CNB transaction.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $329.7 million at March 31, 2006 compared to $445.0 million and $307.5 million at December 31, and March 31, 2005, respectively. Long-term debt was $424.9 million at March 31, 2006, and was $414.3 and 394.5 million at December 31, and March 31, 2005, respectively. For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” on page 33 in this discussion.

Capital Resources

Stockholders' equity of $385.8 million represents 7.9% of total assets at March 31, 2006, compared with $319.2 million, or 7.5% in the comparable period of the prior year, and $333.9 million, or 7.5% at December 31, 2005. The increase in stockholders’ equity resulted mainly from the issuance of 2,058,661 shares of Company common stock in connection with the CNB transaction. Under previously announced stock repurchase plans, the Company acquired 178,404 shares of its common stock at an average price of $22.73 per share, totaling $4.1 million for the three months ended March 31, 2006. At March 31, 2006, there were 1,324,747 shares available for repurchase under previously announced plans. The Company does not have a target dividend pay out ratio, rather the Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

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

Table 6
Capital Measurements
2006	March 31
Tier 1 leverage ratio	7.77%
Tier 1 capital ratio	10.30%
Total risk-based capital ratio	11.56%
Cash dividends as a percentage of net income	48.20%
Per common share:
Book value	$11.22
Tangible book value	$7.84
2005
Tier 1 leverage ratio	6.89%
Tier 1 capital ratio	9.41%
Total risk-based capital ratio	10.67%
Cash dividends as a percentage of net income	48.57%
Per common share:
Book value	$9.85
Tangible book value	$8.25

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 2.07 at March 31, 2006 and 2.28 in the comparable period of the prior year. The Company's price was 14.2 times trailing twelve months earnings at March 31, 2006, compared to 15.3 times for the same period last year.

Table 7 Quarterly Common Stock and Dividend Information
Quarter Ending	High	Low	Close	Cash Dividends Declared
2005
March 31	$25.66	$21.48	$22.41	$0.190
June 30	24.15	20.10	23.64	0.190
September 30	25.50	22.79	23.58	0.190
December 31	23.79	20.75	21.59	0.190
2006
March 31	$23.90	$21.02	$23.25	$0.190

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

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period. Two additional models are run with static balance sheets; (1) a gradual increase of 200 bp, (2) and a gradual decrease of 200 bp takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

In the declining rate scenario, net interest income is projected to decrease when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing downward at a faster rate than interest bearing liabilities. The inability to effectively lower deposit rates will likely reduce or eliminate the benefit of lower interest rates. In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario. Net interest income is projected to remain at lower levels than in a flat rate scenario through the simulation period primarily due to a lag in assets repricing while funding costs increase. The potential impact on earnings is dependent on the ability to lag deposit repricing. If short-term rates continue to increase, the Company expects competitive pressures will likely lead to core deposit pricing increases, which will likely continue compression of the net interest margin.

Net interest income for the next twelve months in the + 200/- 200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2006 balance sheet position:

Table 8 Interest Rate Sensitivity Analysis
Change in interest rates (in basis points)	Percent change in net interest income
+200	(0.42%)
-200	(2.86%)

The Company has taken several measures to mitigate net interest margin compression. The Company began originating 20-year and 30-year residential real estate mortgages with the intent to sell at the end of the second quarter of 2005. Over time, the Company has shortened the average life of its investment securities portfolio by limiting purchases of mortgage-backed securities and redirecting proceeds into short-duration CMOs and US Agency notes and bonds. Lastly, the Company will continue to focus on growing noninterest bearing demand deposits and prudently managing deposit costs.

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At March 31, 2006, the Company’s Basic Surplus measurement was 7.7% of total assets or $374 million, which was above the Company’s minimum of 5% or $244 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At March 31, 2006, the Company Basic Surplus improved compared to December 31, 2005, Basic Surplus of 5.2%, driven primarily by the CNB transaction.

The Company’s primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company’s subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At March 31, 2006, approximately $52.9 million of the total stockholders’ equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. The Company expects that the issuance of NBT Statutory Trust II will result in increased dividend payments of approximately $0.8 million per quarter from NBT Bank to the Company to fund interest obligations associated with Trust Preferred Debentures of NBT Statutory Trust II.  NBT Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

Item 4.	Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

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

Item 1A. ----- Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

Item 2 -- Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securitries

(a)	Not applicable

(b)	Not applicable

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans (1)
1/1/06 - 1/31/06	-	-	-	1,503,151
2/1/06 - 2/28/06	31,401	22.51	31,401	1,471,750
3/1/06 - 3/31/06	147,003	22.78	147,003	1,324,747
Total	178,404	$22.73	178,404	1,324,747

(1)
On January 23, 2006, NBT announced that the NBT Board of Directors approved a new repurchase program whereby NBT is authorized to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock from time to time as market conditions warrant in open market and privately negotiated transactions. At that time, there were 503,151 shares remaining under a previous authorization that was combined with the new repurchase program.

Item 3 -- Defaults Upon Senior Securities

None

Item 4 -- Submission of Matters to a Vote of Security Holders

None

Item 5 -- Other Information

On April 24, 2006, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.19 per share. The cash dividend will be paid on June 15, 2006 to stockholders of record as of June 1, 2006.

Item 6 -- Exhibits

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

10.1	Form of Employment Agreement between NBT Bancorp Inc. and Martin A. Deitrich as amended and restated January 1, 2006.

10.2	First Amendment to Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich effective January 1, 2006.

10.3	Amendment dated January 20, 2006 to Change in Control Agreement with Ronald M. Bentley made as of May 1, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 7th day of November 2005.

NBT BANCORP INC.

By:	/s/ MICHAEL J. CHEWENS
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

10.1	Form of Employment Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 1, 2006.

10.2	First Amendment to Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich effective January 1, 2006.

10.3	Amendment dated January 20, 2006 to Change in Control Agreement with Ronald M. Bentley made as of May 1, 2003.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.