Form 10-Q
period 2006-06-30
NBT BANCORP INC
filed 2006-08-09
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
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

As of July 31, 2006, there were 33,933,854 shares outstanding of the Registrant's common stock, $0.01 par value.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended June 30, 2006

NBT Bancorp Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)	June 30, 2006	December 31, 2005	June 30, 2005
(in thousands, except share and per share data)

ASSETS
Cash and due from banks	$136,005	$134,501	$118,358
Short-term interest bearing accounts	9,575	7,987	6,078
Securities available for sale, at fair value	1,100,416	954,474	961,944
Securities held to maturity (fair value - $109,562, $93,701 and $89,465)	110,331	93,709	88,771
Federal Reserve and Federal Home Loan Bank stock	40,338	40,259	39,442
Loans and leases	3,347,876	3,022,657	2,995,964
Less allowance for loan and lease losses	50,148	47,455	46,411
Net loans	3,297,728	2,975,202	2,949,553
Premises and equipment, net	66,948	63,693	64,133
Goodwill	102,803	47,544	47,544
Other intangible assets, net	13,338	3,808	4,092
Bank owned life insurance	40,926	33,648	32,968
Other assets	77,504	71,948	68,481
TOTAL ASSETS	$4,995,912	$4,426,773	$4,381,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand (noninterest bearing)	$642,901	$593,422	$569,046
Savings, NOW, and money market	1,567,171	1,325,166	1,386,720
Time	1,537,829	1,241,608	1,222,293
Total deposits	3,747,901	3,160,196	3,178,059
Short-term borrowings	320,637	444,977	384,171
Trust preferred debentures	75,422	23,875	18,720
Long-term debt	421,736	414,330	419,377
Other liabilities	52,610	49,452	50,288
Total liabilities	4,618,306	4,092,830	4,050,615

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 50,000,000 shares at June 30, 2006, December 31, 2005 and June 30, 2005; issued 36,459,537, 34,400,925 and 34,400,961 at June 30, 2006,
December 31, 2005 and June 30, 2005, respectively	365	344	344
Additional paid-in-capital	270,307	219,157	218,485
Retained earnings	177,808	163,989	150,364
Unvested stock awards	-	(457)	(747)
Accumulated other comprehensive (loss) income	(17,114)	(6,477)	2,240
Treasury stock at cost 2,576,398, 2,101,382 and 2,030,509 shares at June 30, 2006, December 31, 2005 and June 30, 2005, respectively	(53,760)	(42,613)	(39,937)
Total stockholders’ equity	377,606	333,943	330,749
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,995,912	$4,426,773	$4,381,364
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Income (unaudited)	2006	2005	2006	2005
(in thousands, except per share data)
Interest, fee and dividend income:
Interest and fees on loans and leases	$57,085	$46,260	$109,918	$90,204
Securities available for sale	13,084	10,226	24,961	20,473
Securities held to maturity	1,043	831	2,028	1,634
Other	619	549	1,230	1,016
Total interest, fee and dividend income	71,831	57,866	138,137	113,327

Interest expense:
Deposits	20,869	12,018	38,094	22,738
Short-term borrowings	4,111	2,207	8,048	4,068
Long-term debt	4,227	4,032	8,369	7,840
Trust preferred debentures	1,255	285	2,138	543
Total interest expense	30,462	18,542	56,649	35,189
Net interest income	41,369	39,324	81,488	78,138
Provision for loan and lease losses	1,703	2,320	3,431	4,116
Net interest income after provision for loan and lease losses	39,666	37,004	78,057	74,022

Noninterest income:
Trust	1,459	1,251	2,817	2,503
Service charges on deposit accounts	4,493	4,311	8,712	8,240
ATM and debit card fees	1,789	1,544	3,434	2,944
Broker/dealer and insurance fees	967	736	1,875	2,088
Net securities gains (losses)	22	51	(912)	47
Bank owned life insurance income	392	333	773	666
Retirement plan administration fees Other	1,431 2,003	1,156 1,673	2,662 4,419	2,019 3,259
Total noninterest income	12,556	11,055	23,780	21,766

Noninterest expenses:
Salaries and employee benefits	16,335	15,253	32,083	30,705
Office supplies and postage	1,456	1,121	2,637	2,271
Occupancy	2,747	2,550	5,735	5,338
Equipment	2,067	1.931	4,223	4,027
Professional fees and outside services	1,800	1,381	3,632	3,056
Data processing and communications	2,649	2,530	5,351	5,188
Amortization of intangible assets	466	142	789	260
Loan collection and other real estate owned	289	208	500	609
Other operating	3,885	3,580	7,216	6,123
Total noninterest expenses	31,694	28,696	62,166	57,577
Income before income tax expense	20,528	19,363	39,671	38,211
Income tax expense	6,359	6,235	11,914	12,294
Net income	$14,169	$13,128	$27,757	$25,917
Earnings per share:
Basic	$0.41	$0.41	$0.82	$0.80
Diluted	$0.41	$0.40	$0.81	$0.79
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Unvested Stock Awards	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
(in thousands, except per share data)

Balance at December 31, 2004	$344	$218,012	$137,323	$(296)	$4,989	$(28,139)	$332,233
Net income			25,917				25,917
Cash dividends - $0.38 per share			(12,351)				(12,351)
Purchase of 671,543 treasury shares						(15,339)	(15,339)
Issuance of 160,606 shares to employee benefit plans and other stock plans, including tax benefit		508	(525)			2,875	2,858
Grant of 24,675 shares of restricted stock awards		(35)		(631)		666	-
Amortization of restricted stock awards				180			180
Other comprehensive loss					(2,749)		(2,749)
Balance at June 30, 2005	$344	$218,485	$150,364	$(747)	$2,240	$(39,937)	$330,749

Balance at December 31, 2005	$344	$219,157	$163,989	$(457)	$(6,477)	$(42,613)	$333,943
Net income			27,757				27,757
Cash dividends - $0.38 per share			(13,044)				(13,044)
Purchase of 738,504 treasury shares						(16,501)	(16,501)
Issuance of 2,058,661 shares of common stock in connection with purchase business combination	21	48,604					48,625
Issuance of 237,278 incentive stock options in purchase transaction		1,955					1,955
Acquisition of 2,500 shares of company stock in purchase transaction						(55)	(55)
Issuance of 227,205 shares to employee benefit plans and other stock plans, including tax benefit		345	(894)			4,634	4,085
Reclassification adjustment from the adoption of FAS123R		(457)		457			-
Stock-based compensation		1,523					1,523
Grant of 41,408 shares restricted stock		(835)				835	-
Forfeit 2,625 shares of restricted stock		15				(60)	(45)
Other comprehensive loss					(10,637)		(10,637)
Balance at June 30, 2006	$365	$270,307	$177,808	$-	$(17,114)	$(53,760)	$377,606
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Six Months Ended June 30,
Consolidated Statements of Cash Flows (unaudited)	2006	2005
(in thousands)
Operating activities:
Net income	$27,757	$25,917
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,431	4,116
Depreciation of premises and equipment	3,114	3,169
Net amortization on securities	140	731
Amortization of intangible assets	789	260
Stock-based compensation	1,523	180
Tax benefit from the exercise of stock options	-	473
Bank owned life insurance income	(773)	(666)
Proceeds from sale of loans held for sale	14,977	3,338
Origination of loans held for sale	(12,806)	(3,694)
Net gains on sale of loans	(167)	(9)
Net gain on sale of other real estate owned	(167)	(160)
Net gain on sale of branch	(470)	-
Net security losses (gains)	912	(47)
Net decrease (increase) in other assets	8,726	(1,008)
Net increase (decrease) in other liabilities	364	(3,776)
Net cash provided by operating activities	47,350	28,824
Investing activities:
Securities available for sale:
Proceeds from maturities	89,093	87,872
Proceeds from sales	42,292	27,868
Purchases	(148,539)	(130,357)
Securities held to maturity:
Proceeds from maturities	21,206	25,724
Purchases	(29,636)	(32,755)
Net purchases of FRB and FHLB stock	(79)	(2,600)
Net cash paid for sale of branch	(2,307)	-
Net cash used in CNB Bancorp, Inc. merger	(20,881)	-
Cash paid for the acquisition of EPIC Advisor’s, Inc.	-	(6,129)
Cash received for the sale of M. Griffith Inc.	-	1,016
Net increase in loans	(139,871)	(128,450)
Purchase of premises and equipment, net	(1,182)	(3,368)
Proceeds from sales of other real estate owned	397	477
Net cash used in investing activities	(189,507)	(160,702)
Financing activities:
Net increase in deposits	258,696	104,221
Net (decrease) increase in short-term borrowings	(124,340)	45,348
Repayments of long-term debt	(15,149)	(35,146)
Proceeds from the issuance of trust preferred debentures	51,547	-
Proceeds from the issuance of long-term debt	-	60,000
Tax benefit from the exercise of stock options	432	-
Proceeds from issuance of treasury shares to employee benefit plans and other stock plans	3,608	2,858
Purchase of treasury stock	(16,501)	(15,339)
Cash dividends	(13,044)	(12,351)
Net cash provided by financing activities	145,249	149,591
Net increase in cash and cash equivalents	3,092	17,713
Cash and cash equivalents at beginning of period	142,488	106,723
Cash and cash equivalents at end of period	$145,580	$124,436

Consolidated Statements of Cash Flows, Continued	Six Months Ended June 30,
Supplemental disclosure of cash flow information:	2006	2005

Cash paid during the period for:
Interest	$54,888	$34,785
Income taxes	9,496	13,262
Noncash investing activities:
Loans transferred to OREO	$389	$135
Dispositions:
Fair value of assets sold	$3,453	$2,064
Fair value of liabilities transferred	5,760	-
Acquisitions:
Fair value of assets acquired	$432,054	$6,565
Fair value of liabilities assumed	360,648	435
Net cash and cash equivalents used in merger	20,881	-
Fair value of equity acquired	50,525	-
See notes to unaudited interim consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Comprehensive Income (unaudited)	2006	2005	2006	2005
(in thousands)
Net income	$14,169	$13,128	$27,757	$25,917

Other comprehensive income, net of tax
Unrealized holding (losses) gains arising during period [pre-tax amounts of $(8,134), $10,301, $(18,224) and $(4,526)]	(4,890)	6,194	(10,955)	(2,721)
Minimum pension liability adjustment	-	-	(229)	-
Reclassification adjustment for net losses (gains) included in net income [pre-tax amounts of $(22), $(51), $912 and $(47)]	(13)	(31)	547	(28)
Total other comprehensive (loss) income	(4,903)	6,163	(10,637)	(2,749)
Comprehensive income	$9,266	$19,291	$17,120	$23,168
See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiary
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly owned subsidiaries, NBT Bank, N.A., NBT Financial Services, Inc., Hathaway Insurance Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company”. All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

CNBF Capital Trust I is a Delaware statutory business trust formed in 1999, for the purpose of issuing $18 million in trust preferred securities and lending the proceeds to the Company. NBT Statutory Trust I is a Delaware statutory business trust formed in 2005, for the purpose of issuing $5 million in trust preferred securities and lending the proceeds to the Company. NBT Statutory Trust II is a Delaware statutory business trust formed in 2006, for the purpose of issuing $50 million in trust preferred securities and lending the proceeds to the Company to provide funding for the acquisition of CNB Bancorp, Inc. These three statutory business trusts are collectively referred herein as “the Trusts”. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are variable interest entities (VIEs) for which the Company is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003 (FIN 46R)).” In accordance with FIN 46R, which was implemented in the first quarter of 2004, the accounts of the Trusts are not included in the Company’s consolidated financial statements.

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

In July 2006, the FASB posted the final Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 concludes that recognition of a tax position, based solely on its technical merits, occurs when the tax position is more-likely-than-not to be sustained upon examination. The tax benefit is measured as the largest amount of benefit that is more-likely-than-not to be realized upon ultimate settlement. In addition, FIN 48 expands disclosure requirements to include a tabular roll-forward of the beginning and ending aggregate unrecognized tax benefits as well as detail regarding tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will increase or decrease within 1 year. The Company is assessing the effect that FIN 48 will have on our consolidated financial position, results of operations or cash flows.

Note 4.	Business Combination

On February 10, 2006, the Company completed the acquisition through merger of CNB Bancorp, Inc. (“CNB”). CNB was a bank holding company for City National Bank and Trust Company (“CNB Bank”) and Hathaway Insurance Agency, Inc. (“Hathaway”), headquartered in Gloversville, NY. CNB Bank conducted business from nine community bank offices in four upstate New York counties—Fulton, Hamilton, Montgomery and Saratoga. The stockholders of CNB received approximately $39 million in cash and 2,058,661 shares of NBT common stock. The aggregate transaction value was approximately $89.0 million. The transaction was accounted for under the purchase method of accounting. CNB had total assets of $399.0 million, loans of $197.6 million, deposits of $335.0 million and shareholders equity of $40.1 million. CNB was merged with and into the Company, CNB Bank was merged with and into NBT Bank and Hathaway became a direct subsidiary of the Company. The results of operations are included in the consolidated financial statements from the date of acquisition, February 10, 2006.

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

Other real estate owned (OREO) consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at June 30, 2006 and 2005. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 6.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Commitments to extend credit and unused lines of credit totaled $522.0 million at June 30, 2006 and $497.1 million at December 31, 2005. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $46.8 million at June 30, 2006 and $42.9 million at December 31, 2005. As of June 30, 2006, the fair value of standby letters of credit was not material to the Company’s consolidated financial statements.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended June 30,	2006	2005
(in thousands, except per share data)

Basic EPS:
Weighted average common shares outstanding	34,164	32,323
Net income available to common shareholders	$14,169	$13,128
Basic EPS	$0.41	$0.41

Diluted EPS:
Weighted average common shares outstanding	34,164	32,323
Dilutive potential common stock	307	261
Weighted average common shares and common
Share equivalents	34,471	32,584
Net income available to common shareholders	$14,169	$13,128

Diluted EPS	$0.41	$0.40

Six months ended June 30,	2006	2005
(in thousands, except per share data)

Basic EPS:
Weighted average common shares outstanding	33,795	32,497
Net income available to common shareholders	$27,757	$25,917
Basic EPS	$0.82	$0.80

Diluted EPS:
Weighted average common shares outstanding	33,795	32,497
Dilutive potential common stock	316	282
Weighted average common shares and common
Share equivalents	34,111	32,779
Net income available to common shareholders	$27,757	$25,917

Diluted EPS	$0.81	$0.79

There were 690,941 stock options for the quarter ended June 30, 2006 and 382,197 stock options for the quarter ended June 30, 2005 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 382,016 stock options for the six months ended June 30, 2006 and 357,132 stock options for the six months ended June 30, 2005 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 8.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (“FAS 123R”) using the modified-prospective transition method. Under this transition method, compensation cost in 2006 includes costs for stock options granted prior to but not vested as of December 31, 2005, and options vested in 2006. Therefore, results for prior periods have not been restated.

The adoption of FAS 123R lowered income before income tax expense by approximately $0.4 million and $1.1 million for the three and six-month periods ended June 30, 2006, respectively, compared to if we had continued to account for share-based compensation under APB No. 25, Accounting for Stock Issued to Employees.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 during the period presented. For the purpose of this pro forma disclosure, the value of options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three months ended June 30,	Six months ended June 30,
(in thousands, except per share data)	2005	2005
Net income, as reported	$13,128	$25,917
Add: Stock-based compensation expense included in reported net income, net of related tax effects	98	164
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(389)	(633)
Pro forma net income	$12,837	$25,448

Net income per share:
Basic - as reported	$0.41	$0.80
Basic - Pro forma	$0.40	$0.78

Diluted - as reported	$0.40	$0.79
Diluted - Pro forma	$0.39	$0.77

As of June 30, 2006, there was approximately $2.9 million of unrecognized compensation cost related to unvested share-based stock option awards granted. That cost is expected to be recognized over the next four years.

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3 (“FSP 123R-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123R-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R. Companies may take up to one year from the effective date of FSP 123R-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.

Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a term of ten years from the grant date and granted options for employees vest in the following manner: 40% in the first year and 20% per year for the subsequent three years. Generally, the fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. Options granted to retirement eligible employees are expensed in full on the date of grant. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The weighted average for key assumptions used in determining the fair value of options granted during the three and six month periods ended June 30, 2006 follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Dividend Yield	3.27% - 3.48%	3.27% - 3.52%
Expected Volatility	28.26% - 28.28%	28.26% - 28.62%
Risk-free interest rate	4.83% - 5.04%	4.36% - 5.04%
Expected life	7 years	7 years

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of the U.S. treasury issues with a term equal to the expected life of the option being valued.

Stock option activity during the six month period ended June 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,916,923	$18.79
Granted	287,548	$22.36
Assumed from CNB transaction	237,278	$16.76
Exercised	(185,585)	$16.32
Lapsed	(22,641)	$21.82
Outstanding at March 31, 2006	2,233,223	$19.21
Granted	36,800	$22.18
Exercised	(37,765)	$14.30
Lapsed	(12,830)	$22.21
Outstanding at June 30, 2006	2,219,428	$19.33	6.48	$8,702,033

Exercisable at June 30, 2006	1,499,990	$18.08	5.48	$7,739,882

The weighted-average fair market value of stock options granted for the six months ended June 30, 2006, was $5.24 million. Total stock-based compensation expense for stock option awards totaled $1.1 million for the six months ended June 30, 2006. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Six months ended
(dollars in thousands)	June 30, 2006	June 30, 2005
Proceeds from stock option exercised	$3,511	$3,751
Tax benefits related to stock options exercised	432	473
Intrinsic value of stock options exercised	1,489	1,611

The Company has outstanding restricted and deferred stock awards granted from various plans at June 30, 2006. The Company recognized $0.5 million in stock-based compensation expense related to these stock awards for the three months ended June 30, 2006 and $0.5 million for the three months ended June 30, 2005. Unrecognized compensation cost related to restricted stock awards totaled $0.9 million at June 30, 2006. The following table summarizes information for unvested restricted stock awards outstanding as of June 30, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested Restricted Stock Awards
Unvested at January 1, 2006	37,935	$21.46
Forfeited	(2,625)	$23.04
Vested	(9,886)	$20.26
Granted	29,817	$21.74
Unvested at March 31, 2006	55,241	$21.75
Forfeited	-	$-
Vested	(14,746)	$21.29
Granted	18,391	$21.75
Unvested at June 30, 2006	58,886	$21.87

Note 9.	Goodwill and Intangible Assets

A summary of goodwill by operating subsidiaries follows:

(in thousands)	January 1, 2005	Goodwill Acquired	Goodwill Disposed	June 30, 2005
NBT Bank, N.A.	$44,520	-	-	$44,520
NBT Financial Services, Inc.	1,050	3,024	1,050	3,024
Total	$45,570	$3,024	$1,050	$47,544

(in thousands)	January 1, 2006	Goodwill Acquired	Goodwill Disposed	June 30, 2006
NBT Bank, N.A.	$44,520	55,049	-	$99,569
NBT Financial Services, Inc.	3,024	-	-	3,024
Hathaway Agency, Inc.	-	210	-	210
Total	$47,544	$55,259	$-	$102,803

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

A summary of core deposit and other intangible assets follows:

	June 30,
	2006	2005
(in thousands)
Core deposit intangibles:
Gross carrying amount	$11,806	$2,186
Less: accumulated amortization	2,537	1,446
Net Carrying amount	9,269	740

Other intangibles:
Gross carrying amount	4,609	3,197
Less: accumulated amortization	905	362
Net Carrying amount	3,704	2,835

Other intangibles not subject to amortization: Pension asset	365	517

Total intangibles with definite useful lives:
Gross carrying amount	16,780	5,900
Less: accumulated amortization	3,442	1,808
Net Carrying amount	$13,338	$4,092

Amortization expense on finite-lived intangible assets is expected to total $0.2 million for the remainder of 2006, $1.7 million for 2007, $1.4 million for each of 2008, 2009 and 2010, and $6.5 million thereafter.

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

The Components of pension expense and postretirement expense are set forth below (in thousands):

	Three months ended June 30,		Six months ended June 30,
Pension plan:	2006	2005	2006	2005
Service cost	$521	$469	$1,023	$938
Interest cost	590	561	1,129	1,122
Expected return on plan assets	(979)	(947)	(1,884)	(1,894)
Net amortization	179	374	358	748
Total	$311	$457	$626	$914

Postretirement Health Plan:	2006	2005	2006	2005
Service cost	$1	$9	$2	$18
Interest cost	51	67	102	134
Net amortization	(24)	(15)	(48)	(30)
Total	$28	$61	$56	$122

Note 11.	Trust Preferred Debentures

As of June 30, 2006, the CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (“the Trusts”), all wholly-owned unconsolidated subsidiaries of the Company, had the following Trust Preferred Securities outstanding and the Company had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Trust Preferred Debt Owed To Trust	Final Maturity date
CNBF Capital Trust I	August-99	18,000	3-month LIBOR plus 2.75%	18,720	August-29

NBT Statutory Trust I	November-05	5,000	6.30% Fixed	5,155	December-35

NBT Statutory Trust II	February-06	50,000	6.195% Fixed	51,547	March-36

The Company owns all of the common stock of the three business trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities. In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Company does not expect that the quantitative limits will preclude it from including the trust preferred securities in Tier 1 capital. However, the trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

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

Overview

The Company earned net income of $14.2 million ($0.41 diluted earnings per share) for the three months ended June 30, 2006 compared to net income of $13.1 million ($0.40 diluted earnings per share) for the three months ended June 30, 2005. The quarter to quarter increase in net income from 2005 to 2006 was primarily the result of increases in net interest income of $2.0 million, noninterest income of $1.5 million and a decrease in provision for loan and lease losses of $0.6 million, partially offset by an increase in total noninterest expense of $3.0 million. The increase in net interest income resulted primarily from 12% growth in average loans during the three months ended June 30, 2006 compared to the same period in 2005 (driven by the CNB acquisition and organic loan growth). The increase in noninterest income resulted from increases in service charges on deposit accounts, ATM and debit card fees, retirement plan administration fees, broker/dealer and insurance revenue, trust administration fees, and other income. The increase in total noninterest expense was due primarily to increases in salaries and employee benefits, occupancy expense, office supplies and postage, professional fees and services, amortization of intangible assets and other operating expenses. For the three months ended June 30, 2006, the Company incurred $0.4 million in pre-tax salaries and benefits expense related to stock options resulting from the adoption of FAS 123R.

The Company earned net income of $27.8 million ($0.81 diluted earnings per share) for the six months ended June 30, 2006 compared to net income of $25.9 million ($0.79 diluted earnings per share) for the six months ended June 30, 2005. The increase in net income from 2005 to 2006 was primarily the result of increases in net interest income of $3.4 million, noninterest income of $2.0 million and a decrease in provision for loan and lease losses of $0.7 million, partially offset by an increase in total noninterest expense of $4.6 million. The increase in net interest income resulted primarily from 11% growth in average loans during the six months ended June 30, 2006 compared to the same period in 2005 (driven by the CNB acquisition and organic loan growth). Included in noninterest income for the six months ended June 30, 2006 were $0.9 million in net losses from investment securities sales. Excluding the effect of these transactions for the six months ended June 30, 2006, noninterest income increased $2.9 million or 13% compared to the same period in 2005. The increase in noninterest income resulted from increases in service charges on deposit accounts, ATM and debit card fees, retirement plan administration fees, trust administration fees, and other income. The increase in total noninterest expense was due primarily to increases in salaries and employee benefits, office supplies and postage, occupancy expense, amortization of intangible assets, professional fees and services, data processing and communications, and other operating expenses. For the six months ended June 30, 2006, the Company incurred $1.1 million in pre-tax salaries and benefits expense related to stock options resulting from the adoption of FAS 123R.

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

Table 1 Performance Measurements
2006	First Quarter	Second Quarter	Six Months
Return on average assets (ROAA)	1.18%	1.15%	1.17%
Return on average equity (ROE)	15.11%	14.71%	14.93%
Net interest margin (Federal taxable equivalent)	3.86%	3.73%	3.80%

2005
Return on average assets (ROAA)	1.23%	1.22%	1.23%
Return on average equity (ROE)	15.74%	16.21%	15.99%
Net interest margin (Federal taxable equivalent)	4.09%	4.02%	4.06%

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

Federal taxable equivalent (FTE) net interest income increased $2.3 million during the three months ended June 30, 2006 compared to the same period of 2005. The increase in FTE net interest income resulted primarily from 13.7% growth in average earning assets. The Company’s interest rate spread declined 42 bp during the three months ended June 30, 2006 compared to the same period in 2005. The Company’s net interest margin decreased 29 bp during this same period, to 3.73% for the quarter ended June 30, 2006 from 4.02% for the same period a year ago. The decrease in the company’s net interest margin is in part attributable to an 18% increase in average demand deposits. The yield on earning assets for the period increased 54 bp, to 6.40% for the three months ended June 30, 2006 from 5.86% for the same period in 2005. Meanwhile, the rate paid on interest-bearing liabilities increased 96 bp, to 3.14% for the three months ended June 30, 2006 from 2.18% for the same period in 2005.

FTE net interest income increased $3.8 million during the six months ended June 30, 2006 compared to the same period of 2005. The increase in FTE net interest income resulted primarily from 11.8% growth in average earning assets. The Company’s interest rate spread declined 41 bp during the six months ended June 30, 2006 compared to the same period in 2005. The Company’s net interest margin decreased 26 bp during this same period, to 3.80% for the six months ended June 30, 2006 from 4.06% for the same period a year ago. The decrease in the company’s net interest margin is in part attributable to a 17% increase in average demand deposits. The yield on earning assets for the period increased 52 bp to 6.36% for the six months ended June 30, 2006 from 5.84% for the same period in 2005. Meanwhile, the rate paid on interest-bearing liabilities increased 93 bp, to 3.03% for the six months ended June 30, 2006 from 2.10% for the same period in 2005.

For the quarter ended June 30, 2006, total interest expense increased $11.9 million, primarily the result of the 200 bp increase in the Federal Funds rate since June 30, 2005, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest-bearing liabilities increased $478.3 million for the three months ended June 30, 2006 when compared to the same period in 2005, principally from deposits assumed from the CNB transaction and increases in short-term borrowings and trust preferred debentures. Total average interest-bearing deposits increased $382.7 million for the three months ended June 30, 2006 when compared to the same period in 2005. The rate paid on average interest-bearing deposits increased 94 bp from 1.81% for the three months ended June 30, 2005 to 2.75% for the same period in 2006. The increase in interest-bearing deposits resulted primarily from the previously mentioned deposits assumed from the CNB transaction, which increased average interest bearing deposits $262.0 million for the three months ended June 30, 2006 as compared to the same period in 2005. Excluding the effects of the CNB transaction, the Company experienced a shift in its deposit mix from savings and NOW accounts to money market and time deposit accounts, as interest sensitive customers shifted funds into higher paying interest bearing accounts. Excluding the CNB transaction, savings and NOW accounts collectively decreased $109.1 million and money market and time deposit accounts collectively increased $229.9 million (time deposits was the primary driver of the increase). If short-term rates continue to rise, the Company anticipates that this trend will continue placing greater pressure on the net interest margin.

For the six month period ended June 30, 2006, total interest expense increased $21.5 million, primarily the result of the previously mentioned 200 bp increase in the Federal Funds rate since June 30, 2005, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest-bearing liabilities increased $394.5 million for the six month period ended June 30, 2006 when compared to the same period in 2005, principally from deposits assumed from the CNB transaction and increases in short-term borrowings and trust preferred debentures. Total average interest-bearing deposits increased $294.5 million for the six months ended June 30, 2006 when compared to the same period in 2005. The rate paid on average interest-bearing deposits increased 88 bp from 1.75% for the six months ended June 30, 2005 to 2.63% for the same period in 2006. The increase in interest-bearing deposits resulted primarily from the previously mentioned deposits assumed from the CNB transaction, which increased average interest bearing deposits $207.9 million for the six months ended June 30, 2006 as compared to the same period in 2005. Excluding the effects of the CNB transaction, the Company experienced a shift in its deposit mix from savings and NOW accounts to money market and time deposit accounts, as interest sensitive customers shifted funds into higher paying interest bearing accounts. Excluding the CNB transaction, savings and NOW accounts collectively decreased $104.0 million and money market and time deposit accounts collectively increased $190.5 million (time deposits was the primary driver of the increase). If short-term rates continue to rise, the Company anticipates that this trend will continue placing greater pressure on the net interest margin.

Total average borrowings, including trust preferred debentures increased $95.6 million for the three months ended June 30, 2006 compared with the same period in 2005, primarily from the funding of the cash portion of the CNB transaction. Average short-term borrowings increased $26.4 million for the three months ended June 30, 2006, compared with the same period in 2005. Interest expense from short-term borrowings increased $1.9 million, driven by the above mentioned increase in the average balance as well as an increase in rate from 2.76% for the three months ended June 30, 2005 to 4.76% for the same period in 2006 (due to increases in short-term rates). Trust preferred debentures increased $56.7 million for the three months ended June 30, 2006, compared with the same period in 2005, primarily from the issuance of $51.5 million in trust preferred debentures in February 2006 to fund the cash portion of the CNB transaction and to provide regulatory capital. The rate paid on trust preferred debentures increased to 6.67% for the three months ended June 30, 2006, compared with 6.10% for the same period in 2005, driven primarily by $51.5 million in trust preferred debentures issued in February 2006 with a fixed rate of 6.195% and $18.7 million in trust preferred debentures that reprice quarterly at 3-month LIBOR plus 275 bp (3-month LIBOR is up approximately 200 bp).

Total average borrowings, including trust preferred debentures increased $100.0 million for the six months ended June 30, 2006 compared with the same period in 2005, primarily from funding the cash portion of the CNB transaction. Average short-term borrowings increased $34.1 million for the six months ended June 30, 2006, compared with the same period in 2005. Interest expense from short-term borrowings increased $4.0 million, driven by the above mentioned increase in the average balance as well as an increase in rate from 2.53% for the six months ended June 30, 2005 to 4.53% for the same period in 2006 (due to increases in short-term rates). Trust preferred debentures increased $45.9 million for the six months ended June 30, 2006, compared with the same period in 2005, primarily from the issuance of $51.5 million in trust preferred debentures in February 2006 to fund the cash portion of the CNB transaction and to provide regulatory capital. The rate paid on trust preferred debentures increased to 6.69% for the six months ended June 30, 2006, compared with 5.86% for the same period in 2005, driven primarily by $51.5 million in trust preferred debentures issued in February 2006 with a fixed rate of 6.195% and $18.7 million in trust preferred debentures that reprice quarterly at 3-month LIBOR plus 275 bp (3-month LIBOR is up approximately 200 bp).

Another important performance measurement of net interest income is the net interest margin. Despite a 42 bp decrease in the Company’s net interest spread, the net interest margin only declined by 29 bp to 3.73% for the three months ended June 30, 2006, compared with 4.02% for the same period in 2005. The Company thus far has mitigated some of the margin pressure by growing noninterest bearing demand deposit accounts. Average demand deposits increased $92.7 million or 18% for the three months ended June 30, 2006, compared to the same period in 2005. This increase was driven mainly by the CNB transaction, which accounted for $42.8 million of the increase and strong organic growth of $49.9 million (10% growth). Sustaining the growth rate for noninterest bearing demand deposits will be key factor in mitigating anticipated margin pressure from rising deposit costs.

Despite a 41 bp decrease in the Company’s net interest spread, the net interest margin only declined by 26 bp to 3.80% for the six months ended June 30, 2006, compared with 4.06% for the same period in 2005. The Company thus far has mitigated some of the margin pressure by growing noninterest bearing demand deposit accounts. Average demand deposits are up $89.2 million or 17% for the six months ended June 30, 2006, compared to the same period in 2005. This increase was driven mainly by the CNB transaction, which accounted for $37.4 million of the increase and strong organic growth of $55.2 million (11% growth). Sustaining the growth rate for noninterest bearing demand deposits will be key factor in mitigating anticipated margin pressure from rising deposit costs.

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

	Three months ended June 30,
	2006			2005
(dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
ASSETS
Short-term interest bearing accounts	$7,346	$89	4.86%	$6,411	$45	2.81%
Securities available for sale (2)	1,132,330	13,699	4.85%	955,166	10,724	4.50%
Securities held to maturity (2)	101,481	1,549	6.12%	88,401	1,227	5.57%
Investment in FRB and FHLB Banks	40,166	530	5.29%	36,617	504	5.52%
Loans (1)	3,302,136	57,275	6.96%	2,943,631	46,401	6.32%
Total earning assets	4,583,459	73,142	6.40%	4,030,226	58,901	5.86%
Other assets	353,548			276,778
Total assets	$4,937,007			4,307,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Money market deposit accounts	$534,112	$4,352	3.27%	$400,083	$1,633	1.64%
NOW deposit accounts	442,037	731	0.66%	444,284	527	0.48%
Savings deposits	553,393	1,184	0.86%	572,070	1,007	0.71%
Time deposits	1,510,373	14,602	3.88%	1,240,760	8,851	2.86%
Total interest bearing deposits	3,039,915	20,869	2.75%	2,657,197	12,018	1.81%
Short-term borrowings	346,585	4,111	4.76%	320,151	2,207	2.76%
Trust preferred debentures	75,422	1,255	6.67%	18,720	285	6.10%
Long-term debt	424,176	4,227	4.00%	411,732	4,032	3.93%
Total interest bearing liabilities	3,886,098	30,462	3.14%	3,407,800	18,542	2.18%
Demand deposits	614,049			521,348
Other liabilities	50,677			53,055
Stockholders’ equity	386,183			324,801
Total liabilities and stockholders’ equity	4,937,007			4,307,004
Net interest income (FTE basis)		42,680			40,359
Interest rate spread			3.26%			3.68%
Net interest margin			3.73%			4.02%
Taxable equivalent adjustment		1,311			1,035
Net interest income		$41,369			$39,324

(1)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(2)	Securities are shown at average amortized cost.

	Six months ended June 30,
	2006			2005
(dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
ASSETS
Short-term interest bearing accounts	$7,543	$172	4.61%	$6,569	$84	2.58%
Securities available for sale (2)	1,093,566	26,136	4.83%	954,013	21,498	4.55%
Securities held to maturity (2)	99,425	3,013	6.12%	86,602	2,403	5.61%
Investment in FRB and FHLB Banks	40,357	1,058	5.30%	36,576	932	5.15%
Loans (1)	3,225,053	110,291	6.91%	2,910,426	90,477	6.28%
Total earning assets	4,465,944	140,670	6.36%	3,994,186	115,394	5.84%
Other assets	336,389			278,321
Total assets	$4,802,333			4,272,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Money market deposit accounts	$493,194	$7,591	3.11%	$408,382	$3,084	1.53%
NOW deposit accounts	436,799	1,377	0.64%	447,849	1,039	0.47%
Savings deposits	549,594	2,260	0.83%	572,272	1,983	0.70%
Time deposits	1,445,854	26,866	3.75%	1,202,462	16,632	2.79%
Total interest bearing deposits	2,925,441	38,094	2.63%	2,630,965	22,738	1.75%
Short-term borrowings	359,039	8,048	4.53%	324,912	4,068	2.53%
Trust preferred debentures	64,600	2,138	6.69%	18,720	543	5.86%
Long-term debt	423,142	8,369	4.00%	403,170	7,840	3.93%
Total interest bearing liabilities	3,772,222	56,649	3.03%	3,377,767	35,189	2.10%
Demand deposits	602,632			513,447
Other liabilities	51,821			53,933
Stockholders’ equity	375,658			327,360
Total liabilities and stockholders’ equity	4,802,333			4,272,507
Net interest income (FTE basis)		84,021			80,205
Interest rate spread			3.33%			3.74%
Net interest margin			3.80%			4.06%
Taxable equivalent adjustment		2,533			2,067
Net interest income		$81,488			$78,138

(1)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(2)	Securities are shown at average amortized cost.

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
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$7	$37	$44
Securities available for sale	2,098	877	2,975
Securities held to maturity	192	130	322
Investment in FRB and FHLB Banks	47	(21)	26
Loans	5,962	4,912	10,874
Total FTE interest income	8,530	5,711	14,241

Money market deposit accounts	684	2,035	2,719
NOW deposit accounts	(3)	207	204
Savings deposits	(34)	211	177
Time deposits	2,183	3,568	5,751
Short-term borrowings	196	1,708	1,904
Trust preferred debentures	941	29	970
Long-term debt	123	72	195
Total interest expense	2,879	9,041	11,920

Change in FTE net interest income	$5,651	$(3,330)	$2,321

Six months ended June 30,	Increase (Decrease) 2006 over 2005
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$14	$74	$88
Securities available for sale	3,279	1,359	4,638
Securities held to maturity	376	234	610
Investment in FRB and FHLB Banks	99	27	126
Loans	10,289	9,525	19,814
Total FTE interest income	14,327	10,949	25,276

Money market deposit accounts	751	3,756	4,507
NOW deposit accounts	(26)	364	338
Savings deposits	(81)	358	277
Time deposits	3,795	6,439	10,234
Short-term borrowings	467	3,513	3,980
Trust preferred debentures	1,508	87	1,595
Long-term debt	393	136	529
Total interest expense	4,489	16,971	21,460

Change in FTE net interest income	$9,838	$(6,022)	$3,816

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
(in thousands)
Trust	$1,459	$1,251	$2,817	$2,503
Service charges on deposit accounts	4,493	4,311	8,712	8,240
ATM and debit card fees	1,789	1,544	3,434	2,944
Broker/dealer and insurance fees	967	736	1,875	2,088
Net securities gains (losses)	22	51	(912)	47
Bank owned life insurance income	392	333	773	666
Retirement plan administration fees	1,431	1,156	2,662	2,019
Other	2,003	1,673	4,419	3,259
Total	$12,556	$11,055	$23,780	$21,766

Noninterest income for the quarter ended June 30, 2006 was $12.6 million, up $1.5 million or 13.6% from $11.1 million for the same period in 2005. Fees from service charges on deposit accounts and ATM and debit cards collectively increased $0.4 million from solid growth in demand deposit accounts and debit card base. Retirement plan administration fees for the three months ended June 30, 2006, increased $0.3 million compared with the same period in 2005 as a result of our growing client base. Trust administration income increased $0.2 million for the quarter ended June 30, 2006 compared to the same period in 2005. This increase stems from the increased market value of accounts generating greater fees, an increase in customer accounts as a result of the acquisition of CNB, and successful business development. Broker/dealer and insurance revenue for the three months ended June 30, 2006 increased $0.2 million in large part due to the addition of Hathaway Insurance Agency as part of the acquisition of CNB, as well as the planned expansion of the financial services business. Other noninterest income increased $0.3 million compared with the same period in 2005, primarily due to increases in retail and commercial banking fees.

Noninterest income for the six months ended June 30, 2006 was $23.8 million, up $2.0 million or 9.3% from $21.8 million for the same period in 2005. Included in noninterest income for the six months ended June 30, 2006 were $0.9 million in net losses from investment securities sales. Excluding the effect of these transactions for the six months ended June 30, 2006, noninterest income increased $3.0 million or 13.7% compared with the same period in 2005. For the six months ended June 30, 2006, fees from service charges on deposit accounts and ATM and debit cards collectively increased $1.0 million from solid growth in demand deposit accounts, which has led to an increase in the Company’s debit card base. Retirement plan administration fees for the six months ended June 30, 2006, increased $0.6 million compared with the same period in 2005 due to an increase in our client base. In addition, EPIC Advisors, Inc. was acquired in January 2005 and is not included in all six months of 2005 as compared to 2006. Trust administration income increased $0.3 million for the six months ended June 30, 2006 compared to the same period in 2005. This increase stems from the increased market value of accounts generating greater fees, an increase in customer accounts as a result of the acquisition of CNB, and successful business development. Other noninterest income increased $1.2 million for the six months ended June 30, 2006, compared with the same period in 2005, due to increases in retail and commercial banking fees. For the six months ended June 30, 2006, broker/dealer and insurance revenue decreased by $0.2 million as compared with the same period in 2005. While the Company experienced organic growth and acquired Hathaway Insurance Agency during the period in 2006, these increases over 2005 were offset by the sale of M. Griffith, Inc. in the first quarter of 2005.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
(in thousands)
Salaries and employee benefits	$16,335	$15,253	$32,083	$30,705
Occupancy	2,747	2,550	5,735	5,338
Equipment	2,067	1,931	4,223	4,027
Data processing and communications	2,649	2,530	5,351	5,188
Professional fees and outside services	1,800	1,381	3,632	3,056
Office supplies and postage	1,456	1,121	2,637	2,271
Amortization of intangible assets	466	142	789	260
Loan collection and other real estate owned	289	208	500	609
Other	3,885	3,580	7,216	6,123
Total noninterest expense	$31,694	$28,696	$62,166	$57,577

Noninterest expense for the quarter ended June 30, 2006 was $31.7 million, up from $28.7 million for the same period in 2005. Salaries and employee benefits for the quarter ended June 30, 2006, increased $1.1 million over the same period in 2005, mainly from higher salaries from merit increases, the acquisition of CNB, and stock-based compensation costs associated with the adoption of FAS 123R. Office expenses such as supplies and postage, occupancy, equipment, and data processing and communications charges increased by $0.8 million for the quarter ended June 30, 2006 as compared with the same period in 2005. This 9.7% increase resulted primarily from the overall growth of the Company as well as the acquisition of CNB on February 10, 2006. Professional fees and services increased $0.4 million for the quarter ended June 30, 2006 as compared with the same period in 2005. This increase was due to several factors including an increase in courier service expenses due to the acquisition of CNB, as well as increasing transportation costs. In addition, legal fees incurred during the quarter ended June 30, 2006 increased over the same period in 2005 as the Company was reimbursed for legal fees during the second quarter of 2005 associated with prior litigation. Amortization expense increased $0.3 million for the quarter ended June 30, 2006 over the same period in 2005. This increase was due primarily to the acquisition of CNB. Other operating expense for the quarter ended June 30, 2006 increased $0.3 million compared with the same period in 2005, primarily due to $0.2 million in flood related losses.

Noninterest expense for the six months ended June 30, 2006 was $62.2 million, up from $57.6 million for the same period in 2005. Salaries and employee benefits for the six months ended June 30, 2006, increased $1.4 million over the same period in 2005, mainly from higher salaries from merit increases, the acquisition of CNB, and stock-based compensation costs associated with the adoption of FAS 123R. Office expenses such as supplies and postage, occupancy, equipment, and data processing and communications charges increased by $1.1 million for the six months ended June 30, 2006 as compared with the same period in 2005. This 6.7% increase resulted primarily from the overall growth of the Company as well as the acquisition of CNB on February 10, 2006. Professional fees and services increased $0.6 million for the six months ended June 30, 2006 as compared with the same period in 2005. This increase was due to several factors including an increase in courier service expenses due to the acquisition of CNB, as well as increasing transportation costs. In addition, legal fees incurred during the period increased over the same period in 2005 as the Company was reimbursed for legal fees during the second quarter of 2005 associated with prior litigation. Amortization expense increased $0.5 million for the six months ended June 30, 2006 over the same period in 2005. This increase was due primarily to the acquisition of CNB. Other operating expense for the six months ended June 30, 2006 increased $1.1 million compared with the same period in 2005, in large part due to merger expenses incurred as a result of the acquisition of CNB as well as flood related losses.

Income Taxes

Income tax expense for the quarter ended June 30, 2006 was $6.4 million, up from $6.2 million for the same period in 2005. The effective rate for the quarter ended June 30, 2006 was 31.0%, down from 32.2% for the same period in 2005. The decline in the effective tax rate during the second quarter 2006 versus the same period in 2005 is primarily a result of an increase in interest income from tax exempt sources. Income tax expense for the six months ended June 30, 2006 was $11.9 million, down from $12.3 million for the same period in 2005. The effective rate for the six months ended June 30, 2006 was 30.0%, down from 32.2% for the same period in 2005. The decrease in tax expense and the effective tax rate for the six months ended June 30, 2006 resulted primarily from a settlement for a tax refund claim of $0.5 million during the first quarter and an increase in interest income from tax exempt sources.

ANALYSIS OF FINANCIAL CONDITION

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

	June 30, 2006	December 31, 2005	June 30, 2005
(in thousands)
Residential real estate mortgages	$736,601	$701,734	$706,244
Commercial and commercial real estate mortgages	1,155,548	1,032,977	1,066,280
Real estate construction and development	187,096	163,863	146,389
Agricultural and agricultural real estate mortgages	117,106	114,043	110,382
Consumer	539,494	463,955	450,942
Home equity	528,588	463,848	434,509
Lease financing	83,443	82,237	81,218
Total loans and leases	$3,347,876	$3,022,657	$2,995,964

Total loans and leases were $3.3 billion, or 67.0% of assets, at June 30, 2006, $3.0 billion, or 68.3% of assets, at December 31, 2005, and $3.0 billion, or 68.4%, at June 30, 2005. Total loans and leases increased $351.9 million or 11.7% at June 30, 2006 over June 30, 2005. The year over year increase in loans and leases was driven mainly by the CNB transaction and organic loan growth. Home equity loans increased $94.1 million or 21.7%, primarily from the CNB transaction of $13.2 million and $80.9 million in organic growth from market expansion and continued success in marketing this product throughout the Company’s branch network. Consumer loans, most notably indirect installment loans, increased $88.6 million or 19.6%, from organic loan growth of $45.8 million and $42.8 million from the acquisition of CNB. Commercial loans and commercial mortgages increased $89.3 million or 8.4%, driven by the CNB transaction of $48.2 million and organic growth of $41.1 million as the Company continues to face strong competition for these loan types in its markets. Residential real estate mortgages increased $30.4 million when compared to June 30, 2005. The CNB transaction provided $54.4 million in growth offset by a decline in the core portfolio of $24.0 million. The decrease in the core residential mortgage portfolio resulted mainly from mortgage repayments exceeding originations retained for the loan portfolio as the Company began selling 20-year and 30-year residential mortgages from its pipeline in the second quarter 2005. Furthermore, long-term rates have modestly increased, leading to a softening in demand for this loan product.

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

Average total earning securities increased $190.2 million for the three months ended June 30, 2006 when compared to the same period in 2005. The average balance of securities available for sale increased $177.2 million for the three months ended June 30, 2006 when compared to the same period in 2005, mainly from the CNB transaction. The average balance of securities held to maturity increased $13.1 million for the three months ended June 30, 2006, compared to the same period in 2005. The average total securities portfolio represents 26.9% of total average earning assets for the three months ended June 30, 2006, up from 25.9% for the same period in 2005.

The following details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	At June 30,
	2006	2005

Mortgage-backed securities:
With maturities 15 years or less	30%	42%
With maturities greater than 15 years	4%	6%
Collateral mortgage obligations	18%	15%
Municipal securities	17%	15%
US agency notes	27%	18%
Other	4%	4%
Total	100%	100%

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at June 30, 2006 was 1.50% compared with 1.57% at December 31, 2005, and 1.55% at June 30, 2005. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Table 4 Allowance for Loan Losses
	Three months ended June 30,
(dollars in thousands)	2006		2005
Balance, beginning of period	$49,818		$45,389
Recoveries	1,091		1,333
Charge-offs	(2,464)		(2,631)
Net charge-offs	(1,373)		(1,298)
Provision for loan losses	1,703		2,320
Balance, end of period	$50,148		$46,411
Composition of Net Charge-Offs
Commercial and agricultural	$(646)	47%	$(389)	30%
Real estate mortgage	(64)	5%	149	(12)%
Consumer	(663)	48%	(1,058)	82%
Net charge-offs	$(1,373)	100%	$(1,298)	100%
Annualized net charge-offs to average loans	0.20%		0.18%

	Six months ended June 30,
(dollars in thousands)	2006		2005
Balance, beginning of period	$47,455		$44,932
Recoveries	2,266		2,412
Charge-offs	(5,414)		(5,049)
Net charge-offs	(3,148)		(2,637)
Allowance related to purchase acquisition	2,410		-
Provision for loan losses	3,431		4,116
Balance, end of period	$50,148		$46,411
Composition of Net Charge-Offs
Commercial and agricultural	$(1,504)	48%	$(494)	19%
Real estate mortgage	(135)	4%	(177)	7%
Consumer	(1,509)	48%	(1,966)	74%
Net charge-offs	$(3,148)	100%	$(2,637)	100%
Annualized net charge-offs to average loans	0.20%		0.18%

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

Total nonperforming assets were $13.3 million at June 30, 2006, $14.6 million at December 31, 2005, and $13.9 million at June 30, 2005. Nonaccrual loans decreased from $13.4 million at December 31, 2005 to $12.3 million at June 30, 2006, primarily from a decrease in nonperforming commercial and agricultural loans, as well as a decrease in nonperforming consumer loans. OREO has remained at relatively low levels throughout 2006 and 2005, as the Company’s nonperforming loans have remained relatively stable and credit quality remains solid.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $59.5 million in potential problem loans at June 30, 2006 as compared to $69.5 million at December 31, 2005. The decrease in potential problem loans resulted mainly from repayments of two large potential problem loans during the three months ended March 31, 2006. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At June 30, 2006, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

Net charge-offs totaled $1.4 million for the three months ended June 30, 2006, up $0.1 million from the $1.3 million charged-off during the same period in 2005. The provision for loan and lease losses totaled $1.7 million for the three months ended June 30, 2006, compared with the $2.3 million provided during the same period in 2005. The decrease for the provision for loan and lease losses for the three months ended June 30, 2006, compared with the same period in 2005 resulted from continued improvement in credit quality (decreases in nonperforming loans and potential problem loans).

Net charge-offs totaled $3.1 million for the six months ended June 30, 2006, up $0.5 million from the $2.6 million charged-off during the same period in 2005. The increase in net charge-offs resulted primarily from an increase in charge-offs for commercial and agricultural loans during the six months ended June 30, 2006, partially offset by a decrease in consumer loan charge-offs. The provision for loan and lease losses totaled $3.4 million for the six months ended June 30, 2006, compared with the $4.1 million provided during the same period in 2005. The slight decrease for the provision for loan and lease losses for the six months ended June 30, 2006, compared with the same period in 2005 resulted from continued improvement in credit quality (decreases in nonperforming loans and potential problem loans).

Table 5 Nonperforming Assets
(dollars in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Commercial and agricultural	$8,440	$9,373	$8,971
Real estate mortgage	2,176	2,009	2,229
Consumer	1,661	2,037	1,841
Total nonaccrual loans	12,277	13,419	13,041
Loans 90 days or more past due and still accruing:
Commercial and agricultural	-	-	3
Real estate mortgage	-	465	-
Consumer	580	413	447
Total loans 90 days or more past due and still accruing	580	878	450
Total nonperforming loans	12,857	14,297	13,491
Other real estate owned (OREO)	423	265	395
Total nonperforming loans and OREO	13,280	14,562	13,886
Total nonperforming assets	$13,280	$14,562	$13,886
Total nonperforming loans to loans and leases	0.38%	0.47%	0.45%
Total nonperforming assets to assets	0.27%	0.28%	0.32%
Total allowance for loan and lease losses to nonperforming loans	390.04%	331.92%	344.01%

Deposits

Total deposits were $3.7 billion at June 30, 2006, up $587.7 million from year-end 2005, and up $569.8 million, or 17.9%, from the same period in the prior year. The increase in deposits compared with June 30, 2005, was driven primarily by the CNB transaction, which provided $303.5 million in deposits and organic deposit growth of $266.3 million. Total average deposits for the three months ended June 30, 2006 increased $475.4 million, or 15%, from the same period in 2005. The Company experienced an increase in time deposits, as average time deposits increased $269.6 million or 22%, for the three months ended June 30, 2006 compared to the same period in 2005, primarily from the CNB transaction, which provided $121.6 million in time deposits as well as increases in municipal, jumbo and retail time deposits, as the Company experienced a shift in its deposit mix from interest sensitive customers into higher paying time accounts. Meanwhile, excluding the effect of the CNB transaction, which provided $88.2 million in average savings and NOW accounts, these deposit categories experienced a decrease of $109.1 million, from the previously mentioned shift in deposit mix from lower cost deposit accounts to higher cost deposit accounts with more attractive interest rates (which have increased due to the rising rate environment). Average money market accounts increased $134.0 million, as organic money market account growth totaled $81.9 million and $52.1 million was attributed to the acquisition of CNB. Average demand deposit accounts increased $92.7 million, due in part to solid organic growth of $49.9 million and $42.8 million from the CNB transaction.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $320.6 million at June 30, 2006 compared to $445.0 million and $384.2 million at December 31, and June 30, 2005, respectively. Long-term debt was $421.7 million at June 30, 2006, and was $414.3 and $419.4 million at December 31, and June 30, 2005, respectively. For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” on page 38 in this discussion.

Capital Resources

Stockholders' equity of $377.6 million represents 7.6% of total assets at June 30, 2006, compared with $330.7 million, or 7.5% in the comparable period of the prior year, and $333.9 million, or 7.5% at December 31, 2005. The increase in stockholders’ equity resulted mainly from the issuance of 2,058,661 shares of Company common stock in connection with the CNB transaction. Under previously announced stock repurchase plans, the Company acquired 738,504 shares of its common stock at an average price of $22.34 per share, totaling $16.5 million for the six months ended June 30, 2006. At June 30, 2006, there were 764,647 shares available for repurchase under previously announced plans. The Company does not have a target dividend pay out ratio. The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

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

Table 6
Capital Measurements 2006	March 31	June 30
Tier 1 leverage ratio	7.77%	7.27%
Tier 1 capital ratio	10.30%	9.90%
Total risk-based capital ratio	11.56%	11.15%
Cash dividends as a percentage of net income	48.20%	46.99%
Per common share:
Book value	$ 11.22	$ 11.15
Tangible book value	$ 7.84	$ 7.72
2005
Tier 1 leverage ratio	6.89%	6.91%
Tier 1 capital ratio	9.41%	9.23%
Total risk-based capital ratio	10.67%	10.48%
Cash dividends as a percentage of net income	48.57%	47.67%
Per common share:
Book value	$ 9.85	$ 10.22
Tangible book value	$ 8.25	$ 8.62

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 2.08 at June 30, 2006 and 2.31 in the comparable period of the prior year. The Company's price was 14.3 times trailing twelve months earnings at June 30, 2006, compared to 15.3 times for the same period last year.

Table 7 Quarterly Common Stock and Dividend Information
Quarter Ending	High	Low	Close	Cash Dividends Declared
2005
March 31	$25.66	$21.48	$22.41	$0.190
June 30	24.15	20.10	23.64	0.190
September 30	25.50	22.79	23.58	0.190
December 31	23.79	20.75	21.59	0.190
2006
March 31	$23.90	$21.02	$23.25	$0.190
June 30	$23.24	$21.03	$23.23	$0.190

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

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period. Two additional models are run with static balance sheets: (1) a gradual increase of 200 bp, (2) and a gradual decrease of 200 bp takes place over a 12 month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

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

Net interest income for the next 12 months in the + 200/- 200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2006 balance sheet position:

Table 8 Interest Rate Sensitivity Analysis
Change in interest rates (in basis points)	Percent change in net interest income
+200	(4.01%)
-200	0.78%

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At June 30, 2006, the Company’s Basic Surplus measurement was 6.82% of total assets or $340 million, which was above the Company’s minimum of 5% or $244 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At June 30, 2006, the Company Basic Surplus improved compared to December 31, 2005, Basic Surplus of 5.2%, driven primarily by the CNB transaction.

The Company’s primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company’s subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At June 30, 2006, approximately $41.2 million of the total stockholders’ equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

Item 4.	Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

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

Item 1A - Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

Item 2 -- Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)	Not applicable

(b)	Not applicable

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans (1)
4/1/06 - 4/30/06	52,500	21.95	52,500	1,272,247
5/1/06 - 5/31/06	225,500	22.04	225,500	1,046,747
6/1/06 - 6/30/06	282,100	22.42	282,100	764,647
Total	560,100	$22.22	560,100	764,647

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

Item 3 -- Defaults Upon Senior Securities

None

Item 4 -- Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 2, 2006. At the Annual Meeting, stockholders approved the following:

1)	A proposal to fix the number of directors to 15. There were 22,003,090 votes cast for the proposal, 261,969 votes cast against the proposal, and 223,007 abstentions.

2)	The following directors were elected with terms expiring at the 2009 annual meeting of stockholders:

Martin A. Dietrich: 21,776,232 votes for election; 711,836 votes withheld.
Michael H. Hutcherson: 18,878,849 votes for election; 3,609,218 votes withheld.
John C. Mitchell: 21,413,435 votes for election; 1,074,633 votes withheld.
Michael M. Murphy: 21,006,229 votes for election; 1,481,839 votes withheld.
Joseph G. Nasser: 19,950,966 votes for election; 2,537,102 votes withheld.

Continuing directors with terms expiring in 2008: Richard Chojnowski, Dr. Peter B. Gregory, Joseph A Santangelo, Janet H. Ingraham, and Paul D. Horger.

Continuing directors with terms expiring in 2007: Daryl R. Forsythe, William C. Gumble, William L. Owens, Van Ness D. Robinson, and Patricia T. Civil.

3)
A Proposal to approve and adopt the 2006 NBT Bancorp Inc. Non-Executive Restricted Stock Plan. There were 14,185,956 votes cast for the proposal, 2,534,528 votes cast against the proposal, and 307,442 abstentions. There were 5,549,066 broker non-votes.

Item 5 -- Other Information

On July 24, 2006, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.19 per share. The cash dividend will be paid on September 15, 2006 to stockholders of record as of September 1, 2006.

Item 6 -- Exhibits

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

3.4   Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registration's Form 8-K, file Number 0-14703, filed on November 18, 2004, and incorporated herein by reference).

4.1   Specimen common stock certificate for NBT's common stock (filed as exhibit 4.1 to the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed on December 27, 2005 and incorporated herein by reference).

31.1  Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on FORM 10-Q to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of August 2006.

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

3.4 Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registration's Form 8-K, file Number 0-14703, filed on November 18, 2004, and incorporated herein by reference).

4.1 Specimen common stock certificate for NBT's common stock (filed as exhibit 4.1 to the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed on December 27, 2005 and incorporated herein by reference).

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