Form 10-Q
period 2006-09-30
NBT BANCORP INC
filed 2006-11-09
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006.
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
Yes ☐ No ☒

As of October 31, 2006, there were 34,168,813 shares outstanding of the Registrant's common stock, $0.01 par value.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended September 30, 2006

NBT Bancorp Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)	September 30, 2006	December 31, 2005	September 30, 2005
(in thousands, except share and per share data)

ASSETS
Cash and due from banks	$143,678	$134,501	$134,131
Short-term interest bearing accounts	7,999	7,987	7,515
Securities available for sale, at fair value	1,111,473	954,474	942,770
Securities held to maturity (fair value - $134,775, $93,701 and $89,887)	134,608	93,709	89,660
Federal Reserve and Federal Home Loan Bank stock	39,488	40,259	36,842
Loans and leases	3,369,732	3,022,657	3,003,103
Less allowance for loan and lease losses	50,646	47,455	47,550
Net loans and leases	3,319,086	2,975,202	2,955,553
Premises and equipment, net	66,988	63,693	63,611
Goodwill	102,858	47,544	47,544
Other intangible assets, net	12,873	3,808	3,950
Bank owned life insurance	41,344	33,648	33,306
Other assets	78,776	71,948	70,739
TOTAL ASSETS	$5,059,171	$4,426,773	$4,385,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand (noninterest bearing)	$634,308	$593,422	$583,289
Savings, NOW, and money market	1,577,510	1,325,166	1,409,114
Time	1,576,045	1,241,608	1,219,770
Total deposits	3,787,863	3,160,196	3,212,173
Short-term borrowings	324,461	444,977	356,193
Trust preferred debentures	75,422	23,875	18,720
Long-term debt	417,753	414,330	419,353
Other liabilities	54,123	49,452	47,014
Total liabilities	4,659,622	4,092,830	4,053,453

Stockholders’ equity:
Common stock, $0.01 par value. Authorized 50,000,000 shares at September 30, 2006, December 31, 2005 and September 30, 2005; issued 36,459,522, 34,400,925 and 34,400,946 at September 30, 2006, December 31, 2005 and September 30, 2005, respectively	365	344	344
Additional paid-in-capital	270,465	219,157	209,604
Retained earnings	185,375	163,989	166,731
Unvested stock awards	-	(457)	(656)
Accumulated other comprehensive loss	(6,631)	(6,477)	(3,733)
Treasury stock at cost 2,398,600, 2,105,582, and 2,000,978 shares at September 30, 2006, December 31, 2005, and September 30, 2005, respectively	(50,025)	(42,613)	(40,122)
Total stockholders’ equity	399,549	333,943	332,168
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,059,171	$4,426,773	$4,385,621
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Income (unaudited)	2006	2005	2006	2005
(in thousands, except per share data)
Interest, fee and dividend income:
Interest and fees on loans and leases	$59,329	$48,784	$169,247	$138,988
Securities available for sale	13,342	10,103	38,303	30,576
Securities held to maturity	1,293	860	3,321	2,494
Other	724	535	1,954	1,551
Total interest, fee and dividend income	74,688	60,282	212,825	173,609

Interest expense:
Deposits	24,052	12,842	62,146	35,580
Short-term borrowings	3,828	3,005	11,876	7,073
Long-term debt	4,603	4,176	12,972	12,016
Trust preferred debentures	1,285	308	3,423	851
Total interest expense	33,768	20,331	90,417	55,520
Net interest income	40,920	39,951	122,408	118,089
Provision for loan and lease losses	2,480	2,752	5,911	6,868
Net interest income after provision for loan and lease losses	38,440	37,199	116,497	111,221

Noninterest income:
Trust	1,425	1,292	4,242	3,795
Service charges on deposit accounts	4,460	4,314	13,172	12,554
ATM and debit card fees	1,888	1,631	5,322	4,575
Broker/dealer and insurance fees	1,024	571	2,899	2,659
Net securities gains (losses)	7	(737)	(905)	(690)
Bank owned life insurance income	431	339	1,204	1,005
Retirement plan administration fees	1,450	1,195	4,112	3,214
Other	1,832	1,746	6,251	5,005
Total noninterest income	12,517	10,351	36,297	32,117

Noninterest expenses:
Salaries and employee benefits	15,628	15,438	47,711	46,142
Office supplies and postage	1,275	1,135	3,912	3,406
Occupancy	3,044	2,425	8,779	7,763
Equipment	2,040	1.971	6,263	5,998
Professional fees and outside services	1,627	1,447	5,259	4,503
Data processing and communications	2,637	2,613	7,988	7,801
Amortization of intangible assets	471	142	1,260	402
Loan collection and other real estate owned	222	115	722	724
Other operating	2,974	3,293	10,190	9,417
Total noninterest expenses	29,918	28,579	92,084	86,156
Income before income tax expense	21,039	18,971	60,710	57,182
Income tax expense	6,497	5,445	18,411	17,739
Net income	$14,542	$13,526	$42,299	$39,443
Earnings per share:
Basic	$0.43	$0.42	$1.25	$1.21
Diluted	$0.43	$0.41	$1.24	$1.20
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Unvested Stock Awards	Accumulated Other Comprehensive (Loss)/Income	Treasury Stock	Total
(in thousands, except per share data)

Balance at December 31, 2004	$344	$209,523	$145,812	$(296)	$4,989	$(28,139)	$332,233
Net income			39,443				39,443
Cash dividends - $0.57 per share			(18,524)				(18,524)
Purchase of 868,743 treasury shares						(19,989)	(19,989)
Issuance of 387,337 shares to employee benefit plans and other stock plans, including tax benefit		121				7,340	7,461
Grant of 24,675 shares of restricted stock awards		(40)		(626)		666	-
Amortization of restricted stock awards				266			266
Other comprehensive loss					(8,722)		(8,722)
Balance at September 30, 2005	$344	$209,604	$166,731	$(656)	$(3,733)	$(40,122)	$332,168

Balance at December 31, 2005	$344	$219,157	$163,989	$(457)	$(6,477)	$(42,613)	$333,943
Net income			42,299				42,299
Cash dividends - $0.57 per share			(19,511)				(19,511)
Purchase of 766,004 treasury shares						(17,111)	(17,111)
Issuance of 2,058,661 shares of common stock in connection with purchase business combination	21	48,604					48,625
Issuance of 237,278 incentive stock options in purchase transaction		1,955					1,955
Acquisition of 2,500 shares of company stock in purchase transaction						(55)	(55)
Issuance of 436,703 shares to employee benefit plans and other stock plans, including tax benefit		683	(1,402)			8,315	7,596
Reclassification adjustment from the adoption of FAS123R		(457)		457			-
Stock-based compensation		2,007					2,007
Grant of 41,408 shares restricted stock		(1,499)				1,499	-
Forfeit 2,625 shares of restricted stock		15				(60)	(45)
Other comprehensive loss					(154)		(154)
Balance at September 30, 2006	$365	$270,465	$185,375	$-	$(6,631)	$(50,025)	$399,549
See notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Nine Months Ended September 30,
Consolidated Statements of Cash Flows (unaudited)	2006	2005
(in thousands)
Operating activities:
Net income	$42,299	$39,443
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	5,911	6,868
Depreciation of premises and equipment	4,618	4,747
Net amortization on securities	154	1,077
Amortization of intangible assets	1,260	402
Stock-based compensation	2,007	266
Tax benefit from the exercise of stock options	(301)	1,057
Bank owned life insurance income	(1,204)	(1,005)
Proceeds from sales of loans held for sale	22,706	15,381
Origination of loans held for sale	(20,528)	(17,254)
Net gains on sales of loans	(64)	(33)
Net gain on sale of other real estate owned	(294)	(325)
Net gain on sale of branch	(470)	-
Net security losses	905	690
Net decrease in other assets	423	1,160
Net increase (decrease) in other liabilities	2,728	(7,199)
Net cash provided by operating activities	60,150	45,275
Investing activities:
Securities available for sale:
Proceeds from maturities	144,491	130,882
Proceeds from sales	42,292	53,044
Purchases	(197,524)	(190,357)
Securities held to maturity:
Proceeds from maturities	33,163	34,436
Purchases	(65,910)	(42,386)
Net sales of FRB and FHLB stock	771	-
Net cash paid for sale of branch	(2,307)	-
Net cash used in CNB Bancorp, Inc. merger	(20,881)	-
Cash paid for the acquisition of EPIC Advisor’s, Inc.	-	(6,129)
Cash received for the sale of M. Griffith Inc.	-	1,016
Net increase in loans	(163,989)	(135,826)
Purchase of premises and equipment, net	(2,726)	(4,424)
Proceeds from sales of other real estate owned	723	966
Net cash used in investing activities	(231,897)	(158,778)
Financing activities:
Net increase in deposits	298,658	138,335
Net (decrease) increase in short-term borrowings	(120,516)	17,370
Repayments of long-term debt	(19,132)	(35,170)
Proceeds from the issuance of trust preferred debentures	51,547	-
Proceeds from the issuance of long-term debt	-	60,000
Excess tax benefit from the exercise of stock options	301	-
Proceeds from issuance of treasury shares to employee benefit plans and other stock plans	6,700	6,404
Purchase of treasury stock	(17,111)	(19,989)
Cash dividends	(19,511)	(18,524)
Net cash provided by financing activities	180,936	148,426
Net increase in cash and cash equivalents	9,189	34,923
Cash and cash equivalents at beginning of period	142,488	106,723
Cash and cash equivalents at end of period	$151,677	$141,646

Consolidated Statements of Cash Flows, Continued	Nine Months Ended September 30,
Supplemental disclosure of cash flow information:	2006	2005

Cash paid during the period for:
Interest	$87,269	$54,488
Income taxes	15,160	19,574
Noncash investing activities:
Loans transferred to OREO	$559	$300
Dispositions:
Fair value of assets sold	$3,453	$1,405
Fair value of liabilities transferred	5,760	389
Acquisitions:
Fair value of assets acquired	$422,097	$6,565
Goodwill and identifiable intangible assets recognized in purchase combination	9,957	-
Fair value of liabilities assumed	360,648	435
Fair value of equity issued in purchase combination	50,525	-

See notes to unaudited interim consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Comprehensive Income (unaudited)	2006	2005	2006	2005
(in thousands)
Net income	$14,542	$13,526	$42,299	$39,443

Other comprehensive income, net of tax
Unrealized holding gains (losses) arising during period [pre-tax amounts of $17,443, $(10,672), $(780), and $(15,198)]	10,488	(6,415)	(468)	(9,137)
Minimum pension liability adjustment	-	-	(229)	-
Reclassification adjustment for net (gains) losses included in net income [pre-tax amounts of $(7), $737, $905 and $690]	(4)	443	543	415
Total other comprehensive gain (loss)	10,484	(5,972)	(154)	(8,722)
Comprehensive income	$25,026	$7,554	$42,145	$30,721
See notes to unaudited interim consolidated financial statements.

NBT BANCORP INC. and Subsidiary
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006

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

CNBF Capital Trust I is a Delaware statutory business trust formed in 1999, for the purpose of issuing $18 million in trust preferred securities and lending the proceeds to the Company. NBT Statutory Trust I is a Delaware statutory business trust formed in 2005, for the purpose of issuing $5 million in trust preferred securities and lending the proceeds to the Company. NBT Statutory Trust II is a Delaware statutory business trust formed in 2006, for the purpose of issuing $50 million in trust preferred securities and lending the proceeds to the Company to provide funding for the acquisition of CNB Bancorp, Inc. These three statutory business trusts are collectively referred herein as “the Trusts”. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are variable interest entities (VIEs) for which the Company is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003) (FIN 46R).” In accordance with FIN 46R, which was implemented in the first quarter of 2004, the accounts of the Trusts are not included in the Company’s consolidated financial statements.

Note 3.	New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. We are evaluating whether the adoption of SFAS 155 is expected to have a material effect on our consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard 157 - Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement may change current practice. Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. Early application of this Standard is encouraged. The Company is assessing the effect that SFAS 157 will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standard 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Adoption is required as of the end of the fiscal year ending after December 15, 2006. Early application of this Standard is encouraged. The Company is assessing the effect that SFAS 158 will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the SEC published Staff Accounting Bulletin No. 108 (“SAB 108”) to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 addresses the effects that unadjusted assets and liabilities of prior year errors have on current year financial statements. Registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. A registrant’s financial statements would require adjustment when a misstatement is quantified as material, after considering all relevant quantitative and qualitative factors. Restating prior periods is not mandatory, but financial statements covering the first fiscal year ending after November 15, 2006 should reflect the effects of prior year misstatements.

Note 4.	Business Combination

On February 10, 2006, the Company completed the acquisition through merger of CNB Bancorp, Inc. (“CNB”). CNB was a bank holding company for City National Bank and Trust Company (“CNB Bank”) and Hathaway Insurance Agency, Inc. (“Hathaway”), headquartered in Gloversville, NY. CNB Bank conducted business from nine community bank offices in four upstate New York counties—Fulton, Hamilton, Montgomery and Saratoga. The stockholders of CNB received approximately $39 million in cash and 2,058,661 shares of NBT common stock. The aggregate transaction value was approximately $89.0 million. The transaction was accounted for under the purchase method of accounting. CNB had total assets of $399.0 million, loans of $197.6 million, deposits of $335.0 million and shareholders equity of $40.1 million. As part of the merger, the Company acquired approximately $10.0 million in goodwill. CNB was merged with and into the Company, CNB Bank was merged with and into NBT Bank and Hathaway became a direct subsidiary of the Company. The results of operations are included in the consolidated financial statements from the date of acquisition, February 10, 2006.

Note 5.	Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, pension expense, fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at September 30, 2006 and 2005. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 6.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Commitments to extend credit and unused lines of credit totaled $551.8 million at September 30, 2006 and $497.1 million at December 31, 2005. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $39.5 million at September 30, 2006 and $42.9 million at December 31, 2005. As of September 30, 2006, the fair value of standby letters of credit was not material to the Company’s consolidated financial statements.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended September 30,	2006	2005
(in thousands, except per share data)

Basic EPS:
Weighted average common shares outstanding	33,879	32,440
Net income available to common shareholders	$14,542	$13,526
Basic EPS	$0.43	$0.42

Diluted EPS:
Weighted average common shares outstanding	33,879	32,440
Dilutive potential common stock	318	289
Weighted average common shares and common Share equivalents	34,197	32,729
Net income available to common shareholders	$14,542	$13,526

Diluted EPS	$0.43	$0.41

Nine months ended September 30,	2006	2005
(in thousands, except per share data)

Basic EPS:
Weighted average common shares outstanding	33,824	32,478
Net income available to common shareholders	$42,299	$39,443
Basic EPS	$1.25	$1.21

Diluted EPS:
Weighted average common shares outstanding	33,824	32,478
Dilutive potential common stock	316	284
Weighted average common shares and common Share equivalents	34,140	32,762
Net income available to common shareholders	$42,299	$39,443

Diluted EPS	$1.24	$1.20

There were 361,379 stock options for the quarter ended September 30, 2006 and 8,996 stock options for the quarter ended September 30, 2005 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 372,604 stock options for the nine months ended September 30, 2006 and 372,686 stock options for the nine months ended September 30, 2005 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

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

The adoption of FAS 123R lowered income before income tax expense by approximately $0.4 million and $1.4 million for the three and nine-month periods ended September 30, 2006, respectively, compared to if we had continued to account for share-based compensation under APB No. 25, Accounting for Stock Issued to Employees.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FAS 123 during the period presented. For the purpose of this pro forma disclosure, the value of options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.

	Three months ended September 30,	Nine months ended September 30,
(in thousands, except per share data)	2005	2005
Net income, as reported	$13,526	$39,443
Add: Stock-based compensation expense included in reported net income, net of related tax effects	49	160
Less: Stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(329)	(908)
Pro forma net income	$13,246	$38,695

Net income per share:
Basic - as reported	$0.42	$1.21
Basic - Pro forma	$0.41	$1.19

Diluted - as reported	$0.41	$1.20
Diluted - Pro forma	$0.40	$1.18

As of September 30, 2006, there was approximately $2.5 million of unrecognized compensation cost related to unvested share-based stock option awards granted. That cost is expected to be recognized over the next four years.

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

Options are granted to certain employees and directors at prices equal to the market value of the stock on the dates the options were granted. The options granted have a term of ten years from the grant date and granted options for employees vest in the following manner: 40% in the first year and 20% per year for the subsequent three years. Generally, the fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the option and each vesting date. Options granted to retirement eligible employees are expensed in full on the date of grant. We have estimated the fair value of all stock option awards as of the date of the grant by applying the Black-Scholes pricing valuation model. The application of this valuation model involves assumptions that are judgmental and sensitive in the determination of compensation expense. The key assumptions used in determining the fair value of options granted during the nine month periods ended September 30, 2006 and 2005 are:

	Nine months ended September 30, 2006	Nine months ended September 30, 2005
Dividend Yield	3.23% - 3.52%	3.05% - 3.70%
Expected Volatility	28.26% - 28.62%	29.15% - 30.00%
Risk-free interest rate	4.36% - 5.04%	3.85% - 4.22%
Expected life	7 years	7 years

Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of the U.S. treasury issues with a term equal to the expected life of the option being valued.

Stock option activity during the nine month period ended September 30, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,916,623	$18.79
Granted	287,548	$22.36
Assumed from CNB transaction	237,278	$16.76
Exercised	(185,585)	$16.32
Lapsed	(22,641)	$21.82
Outstanding at March 31, 2006	2,233,223	$19.21
Granted	36,800	$22.18
Exercised	(37,765)	$14.30
Lapsed	(12,591)	$22.22
Outstanding at June 30, 2006	2,219,667	$19.33
Granted	6,582	$22.89
Exercised	(179,453)	$17.31
Lapsed	(27,165)	$22.05
Outstanding at September 30, 2006	2,019,631	$19.48	6.40	$7,634,205

Exercisable at September 30, 2006	1,322,814	$18.18	5.38	$6,719,895

Expected to vest	576,388	$22.22	8.55	$614,157

The weighted-average fair market value of stock options granted for the nine months ended September 30, 2006, was $5.26 per share. Total stock-based compensation expense for stock option awards totaled $1.4 million for the nine months ended September 30, 2006. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Nine months ended
(dollars in thousands)	Sept 30, 2006	Sept 30, 2005
Proceeds from stock option exercised	$6,675	$6,118
Tax benefits related to stock options exercised	851	473
Intrinsic value of stock options exercised	1,597	2,582

The Company has outstanding restricted and deferred stock awards granted from various plans at September 30, 2006. The Company recognized $0.3 million in stock-based compensation expense related to these stock awards for the three months ended September 30, 2006 and $0.2 million for the three months ended September 30, 2005. Unrecognized compensation cost related to restricted stock awards totaled $1.5 million at September 30, 2006. The following table summarizes information for unvested restricted stock awards outstanding as of September 30, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested Restricted Stock Awards
Unvested at January 1, 2006	37,935	$21.46
Forfeited	(2,625)	$23.04
Vested	(9,886)	$20.26
Granted	29,817	$21.74
Unvested at March 31, 2006	55,241	$21.75
Forfeited	-	$-
Vested	(14,746)	$21.29
Granted	18,391	$21.75
Unvested at June 30, 2006	58,886	$21.87
Forfeited	(1,100)	$21.74
Vested	(146)	$17.14
Granted	33,000	$23.43
Unvested at September 30, 2006	90,640	$22.45

Note 9.	Goodwill and Intangible Assets

A summary of goodwill by operating subsidiaries follows:

(in thousands)	January 1, 2005	Goodwill Acquired	Goodwill Disposed	September 30, 2005
NBT Bank, N.A.	$44,520	-	-	$44,520
NBT Financial Services, Inc.	1,050	3,024	1,050	3,024
Total	$45,570	$3,024	$1,050	$47,544

(in thousands)	January 1, 2006	Goodwill Acquired	Goodwill Disposed	September 30, 2006
NBT Bank, N.A.	$44,520	55,110	-	$99,630
NBT Financial Services, Inc.	3,024	-	-	3,024
Hathaway Agency, Inc.	-	204	-	204
Total	$47,544	$55,314	$-	$102,858

In February 2006, the Company acquired CNB. The acquisition resulted in increases to goodwill of $55.1 million, core deposit intangibles of $9.6 million and other intangibles of $0.5 million. The core deposit intangibles will be amortized over ten years on an accelerated basis.

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

A summary of core deposit and other intangible assets follows:

	Sept 30, 2006	Dec 31, 2005	Sept 30, 2005
(in thousands)
Core Deposit intangibles:
Gross carrying amount	$11,806	$2,186	$2,186
Less: accumulated amortization	2,446	1,561	1,504
Net Carrying amount	9,360	625	682

Other intangibles:
Gross carrying amount	4,180	3,196	3,197
Less: accumulated amortization	1,032	530	446
Net Carrying amount	3,148	2,666	2,751

Other intangibles not subject to amortization: Pension asset	365	517	517

Total intangibles with definite useful lives:
Gross carrying amount	16,351	5,899	5,900
Less: accumulated amortization	3,478	2,091	1,950
Net Carrying amount	$12,873	$3,808	$3,950

Amortization expense on finite-lived intangible assets is expected to total $0.5 million for the remainder of 2006, $1.6 million for 2007, $1.5 million for 2008, $1.4 million for 2009, $1.2 million for 2010, and $6.3 million thereafter.

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

The Components of pension expense and postretirement expense are set forth below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Pension plan:	2006	2005	2006	2005
Service cost	$521	$469	$1,544	$1,407
Interest cost	590	561	1,719	1,683
Expected return on plan assets	(979)	(947)	(2,863)	(2,841)
Net amortization	179	374	537	1,122
Total	$311	$457	$937	$1,371

Postretirement Health Plan:	2006	2005	2006	2005
Service cost	$1	$9	$3	$27
Interest cost	51	67	153	201
Net amortization	(24)	(15)	(72)	(45)
Total	$28	$61	$84	$183

The Company is not required to make contributions to the Plan in the remainder of 2006 or 2007.

Note 11.	Trust Preferred Debentures

As of September 30, 2006, the CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (“the Trusts”), all wholly-owned unconsolidated subsidiaries of the Company, had the following Trust Preferred Securities outstanding and the Company had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above and other factors discussed in the Company’s annual and quarterly reports previously filed with the Securities and Exchange Commission, could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to differ materially from those anticipated or projected.

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

Management of the Company considers the accounting policy relating to pension accounting to be a critical accounting policy. Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company also considers the Moody’s AA and AAA corporate bond yields and other market interest rates in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels. While differences in these rate assumptions could alter pension expense, given not only past history, it is not expected that such estimates could adversely impact pension expense. The Company must also alter its pension accounting policy upon adoption of SFAS 158 (See Note 3 of the Financial Statements for a summary of requirements of SFAS 158).

Overview

The Company earned net income of $14.5 million ($0.43 diluted earnings per share) for the three months ended September 30, 2006 compared to net income of $13.5 million ($0.41 diluted earnings per share) for the three months ended September 30, 2005. The quarter to quarter increase in net income from 2005 to 2006 was primarily the result of increases in net interest income of $1.0 million, noninterest income of $2.2 million and a decrease in provision for loan and lease losses of $0.3 million, partially offset by an increase in total noninterest expense of $1.3 million. The increase in net interest income resulted primarily from 15% growth in average earning assets during the three months ended September 30, 2006 compared to the same period in 2005 (driven by the CNB acquisition and organic loan growth). The increase in noninterest income resulted from increases in service charges on deposit accounts, ATM and debit card fees, retirement plan administration fees, broker/dealer and insurance revenue, trust administration fees, and other income. The increase in total noninterest expense was due primarily to increases in occupancy expense, office supplies and postage, professional fees and services, and amortization of intangible assets. For the three months ended September 30, 2006, the Company incurred $0.4 million in pre-tax salaries and benefits expense related to stock options resulting from the adoption of FAS 123R.

The Company earned net income of $42.3 million ($1.24 diluted earnings per share) for the nine months ended September 30, 2006 compared to net income of $39.4 million ($1.20 diluted earnings per share) for the nine months ended September 30, 2005. The increase in net income from 2005 to 2006 was primarily the result of increases in net interest income of $4.3 million, noninterest income of $4.2 million and a decrease in provision for loan and lease losses of $1.0 million, partially offset by an increase in total noninterest expense of $5.9 million. The increase in net interest income resulted primarily from 13% growth in average loans during the nine months ended September 30, 2006 compared to the same period in 2005 (driven by the CNB acquisition and organic loan growth). Included in noninterest income for the nine months ended September 30, 2006 and September 30, 2005 were $0.9 million and $0.7 million in net losses, respectively, from investment securities sales. Excluding the effect of these securities transactions, noninterest income increased $4.4 million or 13.4% compared to the same period in 2005. The increase in noninterest income resulted from increases in service charges on deposit accounts, ATM and debit card fees, retirement plan administration fees, trust administration fees, broker/dealer and insurance revenue, and other income. The increase in total noninterest expense was due primarily to increases in salaries and employee benefits, office supplies and postage, occupancy expense, amortization of intangible assets, professional fees and services, data processing and communications, and other operating expenses. For the nine months ended September 30, 2006, the Company incurred $1.4 million in pre-tax salaries and benefits expense related to stock options resulting from the adoption of FAS 123R.

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

Table 1 Performance Measurements
2006	First Quarter	Second Quarter	Third Quarter	Nine Months
Return on average assets (ROAA)	1.18%	1.15%	1.15%	1.16%
Return on average equity (ROE)	15.11%	14.71%	14.89%	14.93%
Net interest margin (Federal taxable equivalent)	3.86%	3.73%	3.60%	3.73%

2005
Return on average assets (ROAA)	1.23%	1.22%	1.23%	1.23%
Return on average equity (ROE)	15.74%	16.21%	16.06%	16.03%
Net interest margin (Federal taxable equivalent)	4.09%	4.02%	3.99%	4.04%

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

Federal taxable equivalent (FTE) net interest income increased $1.3 million during the three months ended September 30, 2006 compared to the same period of 2005. The increase in FTE net interest income resulted primarily from 14.5% growth in average earning assets. The Company’s interest rate spread declined 52 bp during the three months ended September 30, 2006 compared to the same period in 2005. The Company’s net interest margin decreased 39 bp during this same period, to 3.60% for the quarter ended September 30, 2006 from 3.99% for the same period a year ago. The yield on earning assets for the period increased 50 bp, to 6.47% for the three months ended September 30, 2006 from 5.97% for the same period in 2005. Meanwhile, the rate paid on interest-bearing liabilities increased 101 bp, to 3.38% for the three months ended September 30, 2006 from 2.37% for the same period in 2005.

FTE net interest income increased $5.1 million during the nine months ended September 30, 2006 compared to the same period of 2005. The increase in FTE net interest income resulted primarily from 12.7% growth in average earning assets. The Company’s interest rate spread declined 44 bp during the nine months ended September 30, 2006 compared to the same period in 2005. The Company’s net interest margin decreased 31 bp during this same period, to 3.73% for the nine months ended September 30, 2006 from 4.04% for the same period a year ago. The yield on earning assets for the period increased 51 bp to 6.40% for the nine months ended September 30, 2006 from 5.89% for the same period in 2005. Meanwhile, the rate paid on interest-bearing liabilities increased 96 bp, to 3.16% for the nine months ended September 30, 2006 from 2.20% for the same period in 2005.

For the quarter ended September 30, 2006, total interest expense increased $13.4 million, primarily the result of the 150 bp increase in the Federal Funds rate since September 30, 2005, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest-bearing liabilities increased $556.0 million for the three months ended September 30, 2006 when compared to the same period in 2005, principally from strong organic deposit growth as well as deposits assumed from the CNB transaction. Total average interest-bearing deposits increased $555.1 million for the three months ended September 30, 2006 when compared to the same period in 2005. The rate paid on average interest-bearing deposits increased 107 bp from 1.96% for the three months ended September 30, 2005 to 3.03% for the same period in 2006. The increase in interest-bearing deposits resulted from strong organic deposit growth as well as the previously mentioned deposits assumed from the CNB transaction, which increased average interest bearing deposits approximately $263.2 million for the three months ended September 30, 2006. Excluding the effects of the CNB transaction, the Company experienced a shift in its deposit mix from savings and NOW accounts to money market and time deposit accounts, as interest sensitive customers shifted funds into higher paying interest bearing accounts. Excluding the CNB transaction, savings and NOW accounts collectively decreased approximately $102.7 million and money market and time deposit accounts collectively increased approximately $394.6 million (time deposits was the primary driver of the increase). If short-term rates continue to rise, the Company anticipates that this trend will continue placing greater pressure on the net interest margin.

For the nine month period ended September 30, 2006, total interest expense increased $34.9 million, primarily the result of the previously mentioned 150 bp increase in the Federal Funds rate since September 30, 2005, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest-bearing liabilities increased $448.9 million for the nine month period ended September 30, 2006 when compared to the same period in 2005, principally from strong organic deposit growth as well as deposits assumed from the CNB transaction. Total average interest-bearing deposits increased $382.3 million for the nine months ended September 30, 2006 when compared to the same period in 2005. The rate paid on average interest-bearing deposits increased 95 bp from 1.82% for the nine months ended September 30, 2005 to 2.77% for the same period in 2006. The increase in interest-bearing deposits resulted primarily from the previously mentioned deposits assumed from the CNB transaction, which increased average interest bearing deposits by approximately $226.6 million for the nine months ended September 30, 2006. Excluding the effects of the CNB transaction, the Company experienced a shift in its deposit mix from savings and NOW accounts to money market and time deposit accounts, as interest sensitive customers shifted funds into higher paying interest bearing accounts. Excluding the CNB transaction, savings and NOW accounts collectively decreased approximately $103.6 million and money market and time deposit accounts collectively increased approximately $196.6 million (time deposits was the primary driver of the increase). If short-term rates continue to rise, the Company anticipates that this trend will continue placing greater pressure on the net interest margin.

Total average borrowings, including trust preferred debentures, increased $0.9 million for the three months ended September 30, 2006 compared with the same period in 2005. Funding of the cash portion of the CNB transaction was offset by a decrease in average short-term borrowings from $367.7 million for the three months ended September 30, 2005 to $313.1 million for the same period in 2006. Despite this decrease, interest expense from short-term borrowings increased $0.8 million, driven by the increase in rate from 3.24% for the three months ended September 30, 2005 to 4.85% for the same period in 2006 (due to increases in short-term rates). Trust preferred debentures increased $56.7 million for the three months ended September 30, 2006, compared with the same period in 2005, primarily from the issuance of $51.5 million in trust preferred debentures in February 2006 to fund the cash portion of the CNB transaction and to provide regulatory capital. The rate paid on trust preferred debentures increased to 6.76% for the three months ended September 30, 2006, compared with 6.53% for the same period in 2005, driven primarily by $51.5 million in trust preferred debentures issued in February 2006 with a fixed rate of 6.195% and $18.7 million in trust preferred debentures that reprice quarterly at 3-month LIBOR plus 275 bp (3-month LIBOR is up approximately 131 bp since September 30, 2005).

Total average borrowings, including trust preferred debentures increased $66.6 million for the nine months ended September 30, 2006 compared with the same period in 2005, primarily from funding the cash portion of the CNB transaction. Average short-term borrowings increased $4.2 million for the nine months ended September 30, 2006, compared with the same period in 2005. Interest expense from short-term borrowings increased $4.8 million, driven by the increase in rate from 2.79% for the nine months ended September 30, 2005 to 4.63% for the same period in 2006 (due to increases in short-term rates). Trust preferred debentures increased $49.5 million for the nine months ended September 30, 2006, compared with the same period in 2005, primarily from the issuance of $51.5 million in trust preferred debentures in February 2006 to fund the cash portion of the CNB transaction and to provide regulatory capital. The rate paid on trust preferred debentures increased to 6.72% for the nine months ended September 30, 2006, compared with 6.09% for the same period in 2005, driven primarily by $51.5 million in trust preferred debentures issued in February 2006 with a fixed rate of 6.195% and $18.7 million in trust preferred debentures that reprice quarterly at 3-month LIBOR plus 275 bp (3-month LIBOR is up approximately 131 bp since September 30, 2005).

Another important performance measurement of net interest income is the net interest margin. Despite a 51 bp decrease in the Company’s net interest spread, the net interest margin only declined by 39 bp to 3.60% for the three months ended September 30, 2006, compared with 3.99% for the same period in 2005. The Company thus far has mitigated some of the margin pressure by growing noninterest bearing demand deposit accounts. Average demand deposits increased $52.8 million or 9.2% for the three months ended September 30, 2006, compared to the same period in 2005. This increase was driven mainly by the CNB transaction, which accounted for approximately $42.2 million of the increase and organic growth of $10.6 million (2% growth).

Despite a 44 bp decrease in the Company’s net interest spread, the net interest margin only declined by 31 bp to 3.73% for the nine months ended September 30, 2006, compared with 4.04% for the same period in 2005. The Company thus far has mitigated some of the margin pressure by growing noninterest bearing demand deposit accounts. Average demand deposits are up $76.9 million or 14.4% for the nine months ended September 30, 2006, compared to the same period in 2005. This increase was driven by organic growth of approximately $40.2 million (7% growth) as well as the CNB transaction, which accounted for approximately $36.8 million of the increase. Sustaining the growth rate for noninterest bearing demand deposits will be key factor in mitigating anticipated margin pressure from rising deposit costs.

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

	Three months ended September 30,
	2006			2005
(dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
ASSETS
Short-term interest bearing accounts	$9,869	$122	4.91%	$8,357	$71	3.37%
Securities available for sale (2)	1,134,668	13,950	4.88%	944,062	10,589	4.45%
Securities held to maturity (2)	126,654	1,934	6.06%	87,663	1,275	5.77%
Investment in FRB and FHLB Banks	40,070	602	5.96%	37,965	464	4.85%
Loans (1)	3,361,676	59,509	7.03%	3,002,016	48,953	6.47%
Total earning assets	4,672,937	76,117	6.47%	4,080,063	61,352	5.97%
Other assets	356,260			284,652
Total assets	$5,029,197			4,364,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Money market deposit accounts	$569,956	$4,943	3.44%	$389,699	$1,918	1.95%
NOW deposit accounts	439,828	878	0.79%	428,454	577	0.53%
Savings deposits	533,940	1,195	0.89%	564,967	1,018	0.72%
Time deposits	1,611,141	17,036	4.20%	1,216,631	9,329	3.04%
Total interest bearing deposits	3,154,865	24,052	3.03%	2,599,751	12,842	1.96%
Short-term borrowings	313,099	3,828	4.85%	367,736	3,005	3.24%
Trust preferred debentures	75,422	1,285	6.76%	18,720	308	6.53%
Long-term debt	418,158	4,603	4.37%	419,367	4,176	3.95%
Total interest bearing liabilities	3,961,544	33,768	3.38%	3,405,574	20,331	2.37%
Demand deposits	625,282			572,450
Other liabilities	54,600			52,265
Stockholders’ equity	387,771			334,426
Total liabilities and stockholders’ equity	5,029,197			4,364,715
Net interest income (FTE basis)		42,349			41,021
Interest rate spread			3.08%			3.60%
Net interest margin			3.60%			3.99%
Taxable equivalent adjustment		1,429			1,070
Net interest income		$40,920			$39,951

(1)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(2)	Securities are shown at average amortized cost.

	Nine months ended September 30,
	2006			2005
(dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
ASSETS
Short-term interest bearing accounts	$8,327	$294	4.73%	$7,171	$158	2.95%
Securities available for sale (2)	1,107,417	40,086	4.85%	950,660	32,087	4.52%
Securities held to maturity (2)	108,601	4,947	6.10%	86,959	3,678	5.67%
Investment in FRB and FHLB Banks	40,260	1,660	5.53%	37,044	1,393	5.04%
Loans (1)	3,271,095	169,800	6.96%	2,941,292	139,430	6.35%
Total earning assets	4,535,700	216,787	6.40%	4,023,126	176,746	5.89%
Other assets	343,085			280,455
Total assets	$4,878,785			4,303,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Money market deposit accounts	$519,063	$12,534	3.24%	$402,086	$5,002	1.67%
NOW deposit accounts	437,820	2,255	0.69%	441,313	1,616	0.49%
Savings deposits	544,319	3,455	0.85%	569,810	3,001	0.71%
Time deposits	1,501,554	43,902	3.92%	1,207,237	25,961	2.88%
Total interest bearing deposits	3,002,756	62,146	2.77%	2,620,446	35,580	1.82%
Short-term borrowings	343,557	11,876	4.63%	339,344	7,073	2.79%
Trust preferred debentures	68,247	3,423	6.72%	18,720	851	6.09%
Long-term debt	421,463	12,972	4.12%	408,628	12,016	3.94%
Total interest bearing liabilities	3,836,023	90,417	3.16%	3,387,138	55,520	2.20%
Demand deposits	610,265			533,330
Other liabilities	52,757			53,372
Stockholders’ equity	379,740			329,741
Total liabilities and stockholders’ equity	4,878,785			4,303,581
Net interest income (FTE basis)		126,370			121,226
Interest rate spread			3.25%			3.69%
Net interest margin			3.73%			4.04%
Taxable equivalent adjustment		3,962			3,137
Net interest income		$122,408			$118,089

(1)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(2)	Securities are shown at average amortized cost.

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
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$15	$36	$51
Securities available for sale	2,277	1,084	3,361
Securities held to maturity	593	66	659
Investment in FRB and FHLB Banks	27	111	138
Loans	6,158	4,398	10,556
Total FTE interest income	9,070	5,695	14,765

Money market deposit accounts	1,143	1,882	3,025
NOW deposit accounts	16	285	301
Savings deposits	(58)	235	177
Time deposits	3,554	4,153	7,707
Short-term borrowings	(498)	1,321	823
Trust preferred debentures	966	11	977
Long-term debt	(12)	439	427
Total interest expense	5,111	8,326	13,437

Change in FTE net interest income	$3,959	$(2,631)	$1,328

Nine months ended September 30,	Increase (Decrease) 2006 over 2005
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$29	$107	$136
Securities available for sale	5,557	2,442	7,999
Securities held to maturity	969	300	1,269
Investment in FRB and FHLB Banks	126	141	267
Loans	16,438	13,932	30,370
Total FTE interest income	23,119	16,922	40,041

Money market deposit accounts	1,779	5,753	7,532
NOW deposit accounts	(13)	652	639
Savings deposits	(139)	593	454
Time deposits	7,249	10,692	17,941
Short-term borrowings	89	4,714	4,803
Trust preferred debentures	2,475	97	2,572
Long-term debt	385	571	956
Total interest expense	11,825	23,072	34,897

Change in FTE net interest income	$11,294	$(6,150)	$5,144

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
(in thousands)
Trust	$1,425	$1,292	$4,242	$3,795
Service charges on deposit accounts	4,460	4,314	13,172	12,554
ATM and debit card fees	1,888	1,631	5,322	4,575
Broker/dealer and insurance fees	1,024	571	2,899	2,659
Net securities gains (losses)	7	(737)	(905)	(690)
Bank owned life insurance income	431	339	1,204	1,005
Retirement plan administration fees	1,450	1,195	4,112	3,214
Other	1,832	1,746	6,251	5,005
Total	$12,517	$10,351	$36,297	$32,117

Noninterest income for the quarter ended September 30, 2006 was $12.5 million, up $2.1 million or 20.9% from $10.4 million for the same period in 2005. Fees from service charges on deposit accounts and ATM and debit cards collectively increased $0.4 million from growth in demand deposit accounts and debit card base. Retirement plan administration fees for the three months ended September 30, 2006, increased $0.3 million compared with the same period in 2005 as a result of our growing client base. Trust administration income increased $0.1 million for the quarter ended September 30, 2006 compared to the same period in 2005. This increase stems from the increased market value of accounts generating greater fees, an increase in customer accounts as a result of the acquisition of CNB, and successful business development. Broker/dealer and insurance revenue for the three months ended September 30, 2006 increased $0.5 million in large part due to the growth in brokerage income from retail financial services as well as the addition of Hathaway Insurance Agency as part of the acquisition of CNB. Net securities gains for the three months ended September 30, 2006 were $7 thousand, compared to a $0.7 million loss in the 3rd quarter of 2005. This loss resulted from the sale of $25 million in securities available for sale. Excluding the effect of these securities transactions, noninterest income increased $1.4 million, or 12.8%, for the quarter ended September 30, 2006, compared with the same period in 2005.

Noninterest income for the nine months ended September 30, 2006 was $36.3 million, up $4.2 million or 13.0% from $32.1 million for the same period in 2005. Fees from service charges on deposit accounts and ATM and debit cards increased $1.4 million from solid growth in demand deposit accounts. Retirement plan administration fees for the nine months ended September 30, 2006, increased $0.9 million, compared with the same period in 2005, as our client base grew. Trust administration income increased $0.4 million for the nine months ended September 30, 2006, compared with the same period in 2005, stemming from the increased market value of accounts generating greater fees, an increase in customer accounts as a result of the acquisition of CNB and successful business development. For the nine months ended September 30, 2006, broker/dealer and insurance revenue increased by $0.2 million, compared with the same period in 2005. While the Company experienced growth in brokerage income from retail financial services and acquired Hathaway Insurance Agency during the period in 2006, these increases over 2005 were partially offset by the sale of M. Griffith, Inc. in the first quarter of 2005. Other noninterest income increased $1.2 million for the nine months ended September 30, 2006, compared with the same period in 2005, due primarily to an increase in loan fees, and increase in mortgage banking income, and a gain on the sale of a branch during the period. Included in noninterest income for the nine months ended September 30, 2006, and September 30, 2005, were $0.9 million and $0.7 million in net losses, respectively, from investment securities sales. Excluding the effect of these securities transactions, noninterest income increased $4.4 million or 13.4% for the nine months ended September 30, 2006, compared with the same period in 2005.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
(in thousands)
Salaries and employee benefits	$15,628	$15,438	$47,711	$46,142
Office supplies and postage	1,275	1,135	3,912	3,406
Occupancy	3,044	2,425	8,779	7,763
Equipment	2,040	1,971	6,263	5,998
Professional fees and outside services	1,627	1,447	5,259	4,503
Data processing and communications	2,637	2,613	7,988	7,801
Amortization of intangible assets	471	142	1,260	402
Loan collection and other real estate owned	222	115	722	724
Other	2,974	3,293	10,190	9,417
Total noninterest expense	$29,918	$28,579	$92,084	$86,156

Noninterest expense for the quarter ended September 30, 2006, was $29.9 million, up from $28.6 million for the same period in 2005. Office expenses such as supplies and postage, occupancy, equipment and data processing and communications charges increased by $0.9 million for the quarter ended September 30, 2006, compared with the same period in 2005. This 10.5% increase resulted primarily from the acquisition of CNB Bancorp on February 10, 2006. Professional fees and services increased $0.2 million for the quarter ended September 30, 2006, compared with the same period in 2005. This increase was due to several factors, including an increase in courier service expenses due to the acquisition of CNB, as well as increasing transportation costs. In addition, item processing fees during the quarter ended September 30, 2006, increased over the same period in 2005 because the Company outsourced a portion of its item processing work as a result of flood-related damage to one of its processing centers. Amortization expense increased $0.3 million for the quarter ended September 30, 2006, over the same period in 2005. This increase was due primarily to the acquisition of CNB. Other operating expense for the quarter ended September 30, 2006, decreased $0.3 million compared with the same period in 2005, primarily due to flood-related insurance cost recoveries.

Noninterest expense for the nine months ended September 30, 2006, was $92.1 million, up from $86.2 million for the same period in 2005. Salaries and employee benefits for the nine months ended September 30, 2006, increased $1.6 million over the same period in 2005, mainly from higher salaries from merit increases, the acquisition of CNB and stock-based compensation costs associated with the adoption of FAS 123R. Office expenses such as supplies and postage, occupancy, equipment and data processing and communications charges increased by $2.0 million for the nine months ended September 30, 2006, compared with the same period in 2005. This 7.9% increase resulted primarily from the overall growth of the Company as well as the acquisition of CNB Bancorp on February 10, 2006. Professional fees and services increased $0.8 million for the nine months ended September 30, 2006, compared with the same period in 2005. This increase was due to several factors, including an increase in courier service expenses due to the acquisition of CNB as well as increasing transportation costs. In addition, item processing fees during the nine months ended September 30, 2006, increased over the same period in 2005 because the Company outsourced a portion of its item processing work as a result of flood-related damage to one of its processing centers. In addition, legal fees incurred during the period increased over the same period in 2005 as the Company was reimbursed during the second quarter of 2005 for legal fees associated with prior litigation. Amortization expense increased $0.9 million for the nine months ended September 30, 2006, over the same period in 2005. This increase was due primarily to the acquisition of CNB. Other operating expense for the nine months ended September 30, 2006, increased $0.8 million compared with the same period in 2005, due to several factors including flood related expenses, Pennstar advertising campaign, fixed asset write-off’s, increased community-based contributions, and merger expenses incurred as a result of the acquisition of CNB. These expenses were partially offset by flood-related insurance recoveries.

Income Taxes

Income tax expense for the quarter ended September 30, 2006, was $6.5 million, up from $5.4 million for the same period in 2005. The effective rate for the quarter ended September 30, 2006, was 30.9%, up from 28.7% for the same period in 2005. The increase in the effective tax rate during the second quarter of 2006 versus the same period in 2005 is due to the reversal in the quarter ended September 30, 2005, of a previously accrued $0.7 million liability that was determined to no longer be required. Income tax expense for the nine months ended September 30, 2006, was $18.4 million, up from $17.7 million for the same period in 2005. The effective rate for the nine months ended September 30, 2006, was 30.3%, down from 31.0% for the same period in 2005. The decrease in the effective tax rate for the nine months ended September 30, 2006, resulted primarily from an increase in interest income from tax-exempt sources.

ANALYSIS OF FINANCIAL CONDITION

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

	September 30, 2006	December 31, 2005	September 30, 2005
(in thousands)
Residential real estate mortgages	$747,309	$701,734	$692,528
Commercial and commercial real estate mortgages	1,198,575	1,032,977	1,036,748
Real estate construction and development	90,418	163,863	154,936
Agricultural and agricultural real estate mortgages	117,463	114,043	112,536
Consumer	589,377	463,955	471,179
Home equity	540,729	463,848	452,733
Lease financing	85,861	82,237	82,443
Total loans and leases	$3,369,732	$3,022,657	$3,003,103

Total loans and leases were $3.4 billion, or 66.6% of assets, at September 30, 2006, $3.0 billion, or 68.3% of assets, at December 31, 2005, and $3.0 billion, or 68.5%, at September 30, 2005. Total loans and leases increased $366.6 million or 12.2% at September 30, 2006 over September 30, 2005. The year over year increase in loans and leases was driven mainly by the CNB transaction and organic loan growth. Home equity loans increased $88.0 million or 19.4%, from organic growth of approximately $74.5 million and the CNB transaction of approximately $13.5 million. Consumer loans, most notably indirect installment loans, increased $118.2 million or 25.1%, from organic loan growth of approximately $75.5 million and approximately $42.7 million from the acquisition of CNB. Commercial loans and commercial mortgages increased $161.8 million or 15.6%, driven by organic growth of approximately $109.8 million as well as the CNB transaction of approximately $52.0 million. Residential real estate mortgages increased $54.8 million when compared to September 30, 2005. The CNB transaction provided approximately $64.3 million in growth offset by a decline in the core portfolio of approximately $9.5 million. The decrease in the core residential mortgage portfolio resulted mainly from mortgage repayments exceeding originations retained for the loan portfolio as the Company began selling 20-year and 30-year residential mortgages from its pipeline in the second quarter 2005. Real estate construction and development loans decreased by $64.5 million at September 30, 2006, as compared to September 30, 2005. This decline was due to construction note payoffs exceeding new housing construction notes.

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

Average total earning securities increased $229.6 million for the three months ended September 30, 2006 when compared to the same period in 2005. The average balance of securities available for sale increased $190.6 million for the three months ended September 30, 2006 when compared to the same period in 2005, mainly from the CNB transaction. The average balance of securities held to maturity increased $39.0 million for the three months ended September 30, 2006, compared to the same period in 2005. The average total securities portfolio represents 27.0% of total average earning assets for the three months ended September 30, 2006, up from 25.3% for the same period in 2005.

The following details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	At September 30,
	2006	2005

Mortgage-backed securities:
With maturities 15 years or less	28%	39%
With maturities greater than 15 years	4%	6%
Collateral mortgage obligations	18%	16%
Municipal securities	18%	15%
US agency notes	27%	20%
Other	5%	4%
Total	100%	100%

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at September 30, 2006 was 1.50% compared with 1.57% at December 31, 2005, and 1.58% at September 30, 2005. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Table 4 Allowance for Loan Losses
	Three months ended September 30,
(dollars in thousands)	2006		2005
Balance, beginning of period	$50,148		$46,411
Recoveries	946		936
Charge-offs	(2,928)		(2,549)
Net charge-offs	(1,982)		(1,613)
Provision for loan losses	2,480		2,752
Balance, end of period	$50,646		$47,550
Composition of Net Charge-Offs
Commercial and agricultural	$(1,001)	51%	$(536)	33%
Real estate mortgage	27	-2%	(37)	2%
Consumer	(1,008)	51%	(1,040)	65%
Net charge-offs	$(1,982)	100%	$(1,613)	100%
Annualized net charge-offs to average loans	0.23%		0.21%

	Nine months ended September 30,
(dollars in thousands)	2006		2005
Balance, beginning of period	$47,455		$44,932
Recoveries	3,211		3,348
Charge-offs	(8,341)		(7,598)
Net charge-offs	(5,130)		(4,250)
Allowance related to purchase acquisition	2,410		-
Provision for loan losses	5,911		6,868
Balance, end of period	$50,646		$47,550
Composition of Net Charge-Offs
Commercial and agricultural	$(2,505)	49%	$(1,030)	24%
Real estate mortgage	(108)	2%	(214)	5%
Consumer	(2,517)	49%	(3,006)	71%
Net charge-offs	$(5,130)	100%	$(4,250)	100%
Annualized net charge-offs to average loans	0.21%		0.19%

Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due and still accruing, restructured loans, other real estate owned (OREO), and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair market value, less any estimated disposal costs. Nonperforming securities include securities which management believes are other-than-temporarily impaired, carried at their estimated fair value and are not accruing interest.

Total nonperforming assets were $14.8 million at September 30, 2006, $14.6 million at December 31, 2005, and $13.6 million at September 30, 2005. Nonaccrual loans were $12.4 million at September 30, 2006, as compared to $13.4 million at December 31, 2005 and $12.4 million at September 30, 2005. The increase in nonperforming assets from September 30, 2005 to September 30, 2006 was due primarily from increases in loans 90 days or more past due and still accruing, most notably consumer and real estate mortgages. OREO increased from $0.2 million at September 30, 2005 to $0.4 million at September 30, 2006.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $67.5 million in potential problem loans at September 30, 2006 as compared to $69.5 million at December 31, 2005. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At September 30, 2006, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on non-accrual, become restructured, or require increased allowance coverage and provision for loan losses.

Net charge-offs totaled $2.0 million for the three months ended September 30, 2006, up $0.4 million from the $1.6 million charged-off during the same period in 2005. The provision for loan and lease losses totaled $2.5 million for the three months ended September 30, 2006, compared with the $2.8 million provided during the same period in 2005.

Net charge-offs totaled $5.1 million for the nine months ended September 30, 2006, up $0.8 million from the $4.3 million charged-off during the same period in 2005. The provision for loan and lease losses totaled $5.9 million for the nine months ended September 30, 2006, compared with the $6.9 million provided during the same period in 2005.

The decrease in the provision for loan and lease losses for the three and nine month periods ending September 30, 2006, as compared to the same periods of 2005, was due primarily to a decrease in potential problems loans during the periods, partially offset by a slight increase in certain other asset quality indicators.

Table 5 Nonperforming Assets
(dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Commercial and agricultural	$8,625	$9,373	$8,810
Real estate mortgage	1,891	2,009	1,854
Consumer	1,887	2,037	1,748
Total nonaccrual loans	12,403	13,419	12,412
Loans 90 days or more past due and still accruing:
Commercial and agricultural	65	-	-
Real estate mortgage	806	465	395
Consumer	1,176	413	518
Total loans 90 days or more past due and still accruing	2,047	878	913
Total nonperforming loans	14,450	14,297	13,325
Other real estate owned (OREO)	395	265	235
Total nonperforming loans and OREO	14,845	14,562	13,560
Total nonperforming assets	$14,845	$14,562	$13,560
Total nonperforming loans to loans and leases	0.43%	0.47%	0.44%
Total nonperforming assets to assets	0.29%	0.28%	0.31%
Total allowance for loan and lease losses to nonperforming loans	350.49%	331.92%	356.85%

Deposits

Total deposits were $3.8 billion at September 30, 2006, up $627.7 million from year-end 2005, and up $575.7 million, or 17.9%, from the same period in the prior year. The increase in deposits compared with September 30, 2005, was driven primarily by the CNB transaction, which provided approximately $302.5 million in deposits and organic deposit growth of approximately $273.2 million. Total average deposits for the three months ended September 30, 2006 increased $607.9 million, or 19.2%, from the same period in 2005. The Company experienced an increase in average time deposits of $394.5 million or 32%, for the three months ended September 30, 2006 compared to the same period in 2005. This increase was due to organic growth of approximately $269.5 million, as well as approximately $125.0 million resulting from the CNB transaction. The Company experienced a shift in its deposit mix from interest sensitive customers into higher paying time accounts. Excluding the effect of the CNB transaction, which provided approximately $83.1 million in average savings and NOW accounts for the three months ended September 30, 2006 from the same period in 2005, these deposit categories experienced a decrease of approximately $102.7 million. This decrease was the result of the previously mentioned shift in deposit mix from lower cost deposit accounts to higher cost deposit accounts with more attractive interest rates (which have increased due to the rising rate environment). Average money market accounts increased $180.3 million for the three months ended September 30, 2006 from the same period in 2005, as organic money market account growth totaled approximately $125.1 million and approximately $55.2 million was attributed to the acquisition of CNB. Average demand deposit accounts increased $52.8 million for the three months ended September 30, 2006 as compared to the same period in 2005. This was due primarily to the CNB transaction, which provided approximately $42.2 million of the increase.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $324.5 million at September 30, 2006 compared to $445.0 million and $356.2 million at December 31, and September 30, 2005, respectively. Long-term debt was $417.8 million at September 30, 2006, and was $414.3 and $419.4 million at December 31, and September 30, 2005, respectively. For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” on page 38 in this discussion.

Capital Resources

Stockholders' equity of $399.5 million represents 7.9% of total assets at September 30, 2006, compared with $332.2 million, or 7.6% as of September 30, 2005, and $333.9 million, or 7.5% at December 31, 2005. The increase in stockholders’ equity resulted mainly from the issuance of 2,058,661 shares of Company common stock in connection with the CNB transaction. Under previously announced stock repurchase plans, the Company acquired 766,004 shares of its common stock at an average price of $22.34 per share, totaling $17.1 million for the nine months ended September 30, 2006. At September 30, 2006, there were 737,147 shares available for repurchase under previously announced plans. The Company does not have a target dividend pay out ratio. The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.

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

Table 6
Capital Measurements
2006	March 31	June 30	September 30
Tier 1 leverage ratio	7.77%	7.27%	7.38%
Tier 1 capital ratio	10.30%	9.90%	10.15%
Total risk-based capital ratio	11.56%	11.15%	11.40%
Cash dividends as a percentage of net income	48.20%	46.99%	46.13%
Per common share:
Book value	$ 11.22	$ 11.15	$ 11.73
Tangible book value	$ 7.84	$ 7.72	$ 7.90
2005
Tier 1 leverage ratio	6.89%	6.91%	6.99%
Tier 1 capital ratio	9.41%	9.23%	9.56%
Total risk-based capital ratio	10.67%	10.48%	10.82%
Cash dividends as a percentage of net income	48.57%	47.67%	46.97%
Per common share:
Book value	$ 9.85	$ 10.22	$ 10.25
Tangible book value	$ 8.25	$ 8.62	$ 8.66

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.98 at September 30, 2006 and 2.30 in the comparable period of the prior year. The Company's price was 14.2 times trailing twelve months earnings at September 30, 2006, compared to 14.9 times for the same period last year.

Table 7 Quarterly Common Stock and Dividend Information
Quarter Ending	High	Low	Close	Cash Dividends Declared
2005
March 31	$25.66	$21.48	$22.41	$0.190
June 30	24.15	20.10	23.64	0.190
September 30	25.50	22.79	23.58	0.190
December 31	23.79	20.75	21.59	0.190
2006
March 31	$23.90	$21.02	$23.25	$0.190
June 30	23.24	21.03	23.23	0.190
September 30	24.57	21.44	23.26	0.190

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

Net interest income for the next 12 months in the + 200/- 200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2006 balance sheet position:

Table 8 Interest Rate Sensitivity Analysis
Change in interest rates (in basis points)	Percent change in net interest income
+200	(4.18%)
-200	0.48%

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At September 30, 2006, the Company’s Basic Surplus measurement was 6.07% of total assets or $306 million, which was above the Company’s minimum of 5% or $252 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At September 30, 2006, the Company Basic Surplus improved compared to December 31, 2005, Basic Surplus of 5.2%, driven primarily by the CNB transaction.

The Company’s primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company’s subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At September 30, 2006, approximately $55.1 million of the total stockholders’ equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

Item 4.	Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

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

Item 1A -- Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 15, 2006.

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under The Plans (1)
7/1/06 - 7/31/06	27,500	22.15	27,500	737,147
8/1/06 - 8/31/06	-	-	-	737,147
9/1/06 - 9/30/06	-	-	-	737,147
Total	27,500	$22.15	27,500	737,147

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

Item 3 -- Defaults Upon Senior Securities

None

Item 4 -- Submission of Matters to a Vote of Security Holders

None

Item 5 -- Other Information

On October 23, 2006, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.19 per share. The cash dividend will be paid on December 15, 2006 to stockholders of record as of December 1, 2006.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of November 2006.

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