Form 10-K
period 2006-12-31
NBT BANCORP INC
filed 2007-03-01
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
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

Based upon the closing price of the registrant’s common stock as of June 30, 2006, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $755,900,535.

The number of shares of Common Stock outstanding as of February 15, 2007, was 34,344,022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for it’s Annual Meeting of Stockholders to be held on May 1, 2007 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NBT BANCORP INC.
FORM 10-K - Year Ended December 31, 2006

PART I

ITEM 1	BUSINESS
Description of Business
Average Balance Sheets
Net Interest Income Analysis -Taxable Equivalent Basis
Net Interest Income and Volume/Rate Variance - Taxable Equivalent Basis
Securities Portfolio
Debt Securities - Maturity Schedule
Loans
Maturities and Sensitivities of Loans to Changes in Interest Rates
Nonperforming Assets
Allowance for Loan Losses
Maturity Distribution of Time Deposits
Return on Equity and Assets
Short-Term Borrowings

ITEM 1A	RISK FACTORS

ITEM 1B	UNRESOLVED STAFF COMMENTS

ITEM 2	PROPERTIES

ITEM 3	LEGAL PROCEEDINGS

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

ITEM 6	SELECTED FINANCIAL DATA

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2006
Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2006
Consolidated Statements of Cash Flows for each of the years in the three- year period ended December 31, 2006
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2006
Notes to Consolidated Financial Statements
Independent Auditors’ Report

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A	CONTROLS AND PROCEDURES

ITEM 9B	OTHER INFORMATION

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11	EXECUTIVE COMPENSATION*

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENECIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES*

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements (See Item 8 for Reference).
(2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
(3) Exhibits.
(b) Refer to item 15(a)(3)above.
(c) Refer to item 15(a)(2) above.

SIGNATURES
*	Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2006 had assets of $5.1 billion and stockholders’ equity of $403 million. The Registrant is the parent holding company of NBT Bank, N.A. (the Bank), NBT Financial Services, Inc. (NBT Financial), Hathaway Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (see Note 12 to the Notes to Consolidated Financial Statements). Through the Bank and NBT Financial, the Company is focused on community banking operations. The Trusts were organized to raise additional regulatory capital and to provide funding for certain acquisitions. The Registrant’s primary business consists of providing commercial banking and financial services to its customers in its market area. The principal assets of the Registrant are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank and NBT Financial.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York and northeastern Pennsylvania market area. The Bank conducts business through two geographic operating divisions, NBT Bank and Pennstar Bank.

The NBT Bank division has 80 divisional offices and 109 automated teller machines (ATMs), located primarily in central and upstate New York. At December 31, 2006, NBT Bank had total loans and leases of $2.7 billion and total deposits of $3.0 billion.

The Pennstar Bank division has 38 divisional offices and 55 ATMs, located primarily in northeastern Pennsylvania. At December 31, 2006, Pennstar Bank had total loans and leases of $729.1 million and total deposits of $852.0 million.

The Bank has six operating subsidiaries, NBT Capital Corp., Pennstar Services Company, Broad Street Property Associates, Inc., NBT Services, Inc., Pennstar Realty Trust, and CNB Realty Trust. NBT Capital Corp., formed in 1998, is a venture capital corporation formed to assist young businesses to develop and grow in the markets we serve. Broad Street Property Associates, Inc. formed in 2004, is a property management company. NBT Services, Inc. formed in 2004, is the holding company of and has an 80% ownership interest in NBT Settlement Services, LLC. NBT Settlement Services, formed in 2004, provides title insurance products to individuals and corporations. Pennstar Realty Trust, formed in 2000, and CNB Realty Trust formed in 1998, are real estate investment trusts. Pennstar Services Company, formed in 2002, provides administrative and support services to the Pennstar Bank division of the Bank.

NBT Financial, formed in 1999, is the parent company of EPIC Advisors, Inc. (“EPIC”). EPIC, acquired in January 2005, is a full service 401(k) plan recordkeeping firm. During March 2005, NBT Financial sold M. Griffith, Inc., a registered securities broker-dealer offering financial and retirement planning as well as life, accident and health insurance.

CNBF Capital Trust I (“Trust I”), a Delaware statutory business trust formed in 1999 and NBT Statutory Trust I, a Delaware statutory business trust formed in 2005, for the purpose of issuing trust preferred securities and lending the proceeds to the Company. In connection with acquisition of CNB Bancorp, Inc. mentioned below, the Company formed NBT Statutory Trust II (“Trust II”) in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. The Company raised $51.5 million through Trust II in February 2006. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are variable interest entities (VIEs) for which the Company is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003) (FIN 46R).” In accordance with FIN 46R, the accounts of the Trusts are not included in the Company’s consolidated financial statements. See the Company’s accounting policy related to consolidation in Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8 Financial Statements and Supplementary Data, which is located elsewhere in this report.

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

SUPERVISION AND REGULATION

As a bank holding company, the Company is subject to extensive regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“FRS”) as its primary federal regulator. The Company also has qualified for and elected to be registered with the FRS as a financial holding company. The Bank, as a nationally chartered bank, is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator and, as to certain matters, by the FRS and the Federal Deposit Insurance Corporation (“FDIC”).

The Company is subject to capital adequacy guidelines of the FRS. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The FRS capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2006, the Company’s leverage ratio was 7.57%, its ratio of Tier 1 capital to risk-weighted assets was 10.42%, and its ratio of qualifying total capital to risk-weighted assets was 11.67%. The FRS may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The FRS has not advised the Company of any special capital requirement applicable to it.

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

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company. As of December 31, 2006, the Bank was in compliance with all minimum capital requirements. The Bank’s leverage ratio was 7.16%, its ratio of Tier 1 capital to risk-weighted assets was 9.83%, and its ratio of qualifying total capital to risk-weighted assets was 11.09%.

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2006, the Bank’s total brokered deposits were $208.6 million.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2006, approximately $68.1 million was available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. As indicated above, the Bank is currently in compliance with these requirements.

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

The deposits of the Bank are insured up to regulatory limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006, gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The FDIC has adopted regulations to implement its new authority. Under these regulations, all insured depository institutions are placed into one of four risk categories. Approximately 95% of all insured institutions, including the Bank, are in Risk Category I, the most favorable category. Within this category, all insured institutions pay a base rate assessment of 5 basis points on all insured deposits (which rate may be adjusted annually by the FDIC by up to 3 basis points without public comment) and an additional assessment up to 2 basis points based on the risk of loss to the Depository Insurance Fund (“DIF”) posed by the particular institution. For institutions such as the Bank, which do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition. For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating. The new law became effective on January 1, 2007, and the first premiums, payable quarterly after the end of each quarter, are payable by June 30, 2007. The reform legislation also provided a credit to all insured depository institutions, based on the amount of their insured deposits at year-end 1996, that may be used as an offset to the premiums that are assessed. The Bank estimates that it will receive full, which will eliminate its 2007 deposit insurance assessment.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. During 2006, FDIC assessments for purposes of funding FICO bond obligations ranged from an annualized $0.0132 per $100 of deposits for the first quarter of 2006 to $0.0124 per $100 of deposits for the fourth quarter of 2006. The Bank paid $0.4 million of FICO assessments in 2006. For the first quarter of 2007, the FICO assessment rate is $0.0122 per $100 of deposits.

Transactions between the Bank and any of its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act and FRS regulations thereunder. An “affiliate” of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of sections 23A and 23B, unless the subsidiary is also controlled through a non-bank chain of ownership by affiliates or controlling shareholders of the bank, the subsidiary is a financial subsidiary that operates under the expanded authority granted to national banks under the Gramm-Leach-Bliley Act (“GLB Act”), or the subsidiary engages in other activities that are not permissible for a bank to engage in directly (except insurance agency subsidiaries). Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by limiting the extent to which a bank or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

On October 13, 2006, the Financial Services Regulatory Relief Act of 2006 was signed into law. This Act permits a financial holding company, such as the Company, to increase cross-marketing between its banking subsidiaries, such as the Bank, and any commercial companies in which it may invest pursuant to its merchant banking authority under the GLB Act. The Act also directs the FRS and the SEC to engage in joint rulemaking to clarify that traditional banking activities involving some elements of securities brokerage activities may be performed by banks without SEC supervision. A proposed rule was issued for public comment on December 18, 2006. Other provisions of this Act increase parity between banks and thrifts with regard to certain powers, accounting practices, and lending limits, and may increase competition between them.

Under the GLB Act, a financial holding company may engage in certain financial activities that a bank holding company may not otherwise engage in under the Bank Holding Company Act (“BHC Act”). In addition to engaging in banking and activities closely related to banking as determined by the FRS by regulation or order prior to November 11, 1999, a financial holding company may engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The GLB Act requires all financial institutions, including the Company and the Bank, to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers, including customers of the Company, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The FRS and the Federal Trade Commission have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to these provisions. The Company has developed policies and procedures for itself and its subsidiaries, including the Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of the GLB Act and the FACT Act.

Periodic disclosures by companies in various industries of the loss or theft of computer-based nonpublic customer information have led several members of Congress to call for the adoption of national standards for the safeguarding of such information and the disclosure of security breaches. Several committees of both houses of Congress have discussed plans to conduct hearings on data security and related issues.

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. As of December 31, 2006, the Company and the Bank believe they are in compliance with the USA PATRIOT Act and regulations thereunder.

The Sarbanes-Oxley Act (“SOA”) implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to federal securities laws. SOA applies generally to companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as the Company. It includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Home mortgage lenders, including banks, are required under the Home Mortgage Disclosure Act to make available to the public expanded information regarding the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain Treasury securities and other benchmarks. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institutions to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. The Company has no information that it or its affiliates is the subject of any investigation.

EMPLOYEES

At December 31, 2006, the Company had 1,314 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group. The Company considers its employee relations to be good.

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

As of December 31, 2006, approximately 43% of the Company’s loan and lease portfolio consisted of commercial, agricultural, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans and Leases and Corresponding Interest and Fees on Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

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

The Company Relies on Dividends From Its Subsidiaries For Most Of Its Revenue

NBT is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on the Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that NBT Bank may pay to NBT. Also, NBT’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event NBT Bank is unable to pay dividends to NBT, NBT may not be able to service debt, pay obligations or pay dividends on the Company’s common stock.

The inability to receive dividends from NBT Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 15 — Stockholders’ Equity in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

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

The Company’s headquarters are located at 52 South Broad Street, Norwich, New York 13815. The Company operated the following number of community banking branches and automated teller machines (ATMs) as of December 31, 2006:

County	Branches	ATMs	County	Branches	ATMs
NBT Bank Division			Pennstar Bank Division

New York			Pennsylvania
Albany County	3	4	Lackawanna County	18	26
Broome County	7	12	Luzerne County	4	8
Chenango County	11	13	Monroe County	4	5
Clinton County	3	2	Pike County	3	4
Delaware County	5	6	Susquehanna County	6	8
Essex County	3	6	Wayne County	3	4
Franklin County	1	1
Fulton County	7	12
Greene County	—	1
Hamilton County	1	1
Herkimer County	2	1
Montgomery County	7	6
Oneida County	6	11
Otsego County	9	16
Saratoga County	4	6
Schenectady County	1	1
Schoharie County	4	3
St. Lawrence County	5	6
Tioga County	1	1

The Company leases fifty four of the above listed branches from third parties under terms and conditions considered by management to be equitable to the Company. The Company owns all other banking premises. The Company believes that its offices are sufficient for its present operations. All automated teller machines are owned.

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

The common stock of NBT Bancorp Inc. (“Common Stock”) is quoted on the Nasdaq Stock Market National Market Tier under the symbol “NBTB.” The following table sets forth the market prices and dividends declared for the Common Stock for the periods indicated:

	High	Low	Dividend
2005
1st quarter	$23.79	$20.75	$0.19
2nd quarter	25.50	22.79	0.19
3rd quarter	24.15	20.10	0.19
4th quarter	25.66	21.48	0.19
2006
1st quarter	$23.90	$21.02	$0.19
2nd quarter	23.24	21.03	0.19
3rd quarter	24.57	21.44	0.19
4th quarter	26.47	22.36	0.19

The closing price of the Common Stock on February 15, 2007 was $24.35.

As of February 15, 2007, there were 7,289 shareholders of record of Company common stock.

Stock Repurchases
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased As Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans (1)
10/1/06 - 10/31/06	-	-	-	737,147
11/1/06 - 11/30/06	-	-	-	737,147
12/1/06 - 12/31/06	-	-	-	737,147
Total	-	-		737,147

(1)
On January 23, 2006, NBT announced that the NBT Board of Directors approved a new repurchase program whereby NBT is authorized to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock from time to time as market conditions warrant in open market and privately negotiated transactions. At that time, there were 503,151 shares remaining under a previous authorization that was authorized on January 24, 2005 and combined with the new repurchase program. As of December 31, 2006, there were 737,147 shares available for repurchase under the Plans.

Performance Graph

The following graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the Index for NASDAQ Financial Stocks. The stock performance graph assumes that $100 was invested on December 31, 2001. The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year. The yearly points marked on the horizontal axis correspond to December 31 of that year. We calculate each of the referenced indices in the same manner. All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

Dividends

We depend primarily upon dividends from our subsidiaries for a substantial part of our revenue. Accordingly, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries. Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions. Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years. At December 31, 2006, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $68.1 million to the Company without the prior approval of the OCC.

If the capital of the Company is diminished by depreciation in the value of its property or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired. See the section captioned “Supervision and Regulation” in Item 1 and Note 15 - Stockholders Equity in the notes to consolidated financial statements in included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following summary of financial and other information about the Company is derived from the Company’s audited consolidated financial statements for each of the five fiscal years ended December 31, 2006 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and accompanying notes, included elsewhere in this report:

	Year ended December 31,
(In thousands, except per share data)	2006	2005	2004	2003	2002
Interest, fee and dividend income	$288,842	$236,367	$210,179	$207,298	$227,222
Interest expense	125,009	78,256	59,692	62,874	80,402
Net interest income	163,833	158,111	150,487	144,424	146,820
Provision for loan and lease losses	9,395	9,464	9,615	9,111	9,073
Noninterest income excluding securities (losses) gains	49,504	43,785	40,673	37,603	31,934
Securities (losses) gains, net	(875)	(1,236)	216	175	(413)
Other noninterest expense	122,966	115,305	109,777	104,517	102,455
Income before income taxes	80,101	75,891	71,984	68,574	66,813
Net income	55,947	52,438	50,047	47,104	44,999

Per common share
Basic earnings	$1.65	$1.62	$1.53	$1.45	$1.36
Diluted earnings	1.64	1.60	1.51	1.43	1.35
Cash dividends paid	0.76	0.76	0.74	0.68	0.68
Book value at year-end	11.79	10.34	10.11	9.46	8.96
Tangible book value at year-end	8.42	8.75	8.66	7.94	7.47
Average diluted common shares outstanding	34,206	32,710	33,087	32,844	33,235

At December 31,
Securities available for sale, at fair value	$1,106,322	$954,474	$952,542	$980,961	$1,007,583
Securities held to maturity, at amortized cost	136,314	93,709	81,782	97,204	82,514
Loans and leases	3,412,654	3,022,657	2,869,921	2,639,976	2,355,932
Allowance for loan and lease losses	50,587	47,455	44,932	42,651	40,167
Assets	5,087,572	4,426,773	4,212,304	4,046,885	3,723,726
Deposits	3,796,238	3,160,196	3,073,838	3,001,351	2,922,040
Borrowings	838,558	883,182	752,066	672,631	451,076
Stockholders’ equity	403,817	333,943	332,233	310,034	292,382

Key ratios
Return on average assets	1.14%	1.21%	1.21%	1.22%	1.23%
Return on average equity	14.47	15.86	15.69	15.90	16.13
Average equity to average assets	7.85	7.64	7.74	7.69	7.64
Net interest margin	3.70	4.01	4.03	4.16	4.43
Dividend payout ratio	46.34	47.50	49.01	47.55	50.37
Tier 1 leverage	7.57	7.16	7.13	6.76	6.73
Tier 1 risk-based capital	10.42	9.80	9.78	9.96	9.93
Total risk-based capital	11.67	11.05	11.04	11.21	11.18

Selected Quarterly Financial Data
	2006				2005
(Dollars in thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest, fee and dividend income	$66,306	$71,831	$74,688	$76,017	$55,461	$57,866	$60,282	$62,758
Interest expense	26,187	30,462	33,768	34,592	16,647	18,542	20,331	22,736
Net interest income	40,119	41,369	40,920	41,425	38,814	39,324	39,951	40,022
Provision for loan and lease losses	1,728	1,703	2,480	3,484	1,796	2,320	2,752	2,596
Noninterest income excluding net securities (losses) gains	12,158	12,534	12,510	12,302	10,715	11,004	11,088	10,978
Net securities (losses) gains	(934)	22	7	30	(4)	51	(737)	(546)
Noninterest expense	30,472	31,694	29,918	30,882	28,881	28,696	28,579	29,149
Net income	$13,588	$14,169	$14,542	$13,648	$12,789	$13,128	$13,526	$12,995
Basic earnings per share	$0.41	$0.41	$0.43	$0.40	$0.39	$0.41	$0.42	$0.40
Diluted earnings per share	$0.40	$0.41	$0.43	$0.40	$0.39	$0.40	$0.41	$0.40
Net interest margin	3.86%	3.73%	3.60%	3.63%	4.09%	4.02%	3.99%	3.97%
Return on average assets	1.18%	1.15%	1.15%	1.07%	1.23%	1.22%	1.23%	1.17%
Return on average equity	15.11%	14.71%	14.89%	13.31%	15.74%	16.21%	16.06%	15.47%
Average diluted common shares outstanding	33,746	34,472	34,197	34,402	32,977	32,584	32,729	32,556

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of NBT Bancorp Inc. (the “Registrant”) and its wholly owned subsidiaries, NBT Bank, N.A. (the Bank), NBT Financial Services, Inc. (NBT Financial), Hathaway Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II, during 2006 and, in summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent (FTE) basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 2006 presentation.

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

OVERVIEW

The Company had net income of $55.9 million or $1.64 per diluted share for 2006, compared to net income of $52.4 million or $1.60 per diluted share for 2005. Results were driven by several factors. Net interest income increased $5.7 million or 3.6% in 2006 compared to 2005. The increase in net interest income resulted mainly from an increase in average earning assets of $528.8 million, or 13.1% to $4.6 billion in 2006, driven by a 11.6% increase in average loans and leases for the period. Noninterest income increased $6.1 million or 14.3% compared to 2005. Included in noninterest income for 2006 were net securities losses totaling $0.9 million compared to net securities losses of $1.2 million in 2005. Excluding net security gains and losses, total noninterest income increased 13.1% in 2006 compared with 2005. Offsetting the increases in net interest income and noninterest income was an increase in noninterest expense of $7.7 million in 2006 compared to 2005. Noninterest income and expense increased in all line items, primarily as a result of the CNB merger in February of 2006 (see Item 1 for merger details). The provision for loan and lease losses decreased slightly in 2006 compared to 2005, as potential problem loans have decreased as a percentage of the loan portfolio, offset by an increase in net charge-offs.

The Company had net income of $52.4 million or $1.60 per diluted share for 2005, compared to net income of $50.0 million or $1.51 per diluted share for 2004. Results were driven by several factors. Net interest income increased $7.6 million or 5.1% in 2005 compared to 2004. The increase in net interest income resulted mainly from an increase in average earning assets of 5.3%, driven by an 7.9% increase in average loans and leases for the period. Noninterest income increased $1.7 million or 4.1% compared to 2004. Included in noninterest income for 2005 were net securities losses totaling $1.2 million compared to net securities gains of $0.2 million in 2004. Excluding net security gains and losses, total noninterest income increased 7.7% in 2005 compared with 2004. This increase resulted from increases in retirement plan administration fees (from the acquisition of EPIC in January 2005), other income, service charges on deposit accounts, ATM and debit card fees and trust revenue offset by a decline in broker/dealer and insurance revenue of $3.6 million (from the sale of M. Griffith Inc. in March 2005). Offsetting the increases in net interest income and noninterest income was an increase in noninterest expense of $5.5 million in 2005 compared to 2004. The increase in noninterest expense resulted mainly from increases in salaries and employee benefits, occupancy expense, equipment and other operating expense offset by a goodwill impairment charge in 2004 and a decrease in data processing and communications expense. The provision for loan and lease losses decreased slightly in 2005 compared to 2004, as credit quality was stable, net charge-offs as a percentage of total loans and leases decreased, and the Company experienced a decline in the rate of loan growth in 2005, which was 5.3% at December 31, 2005 compared to a growth rate of 8.7% for 2004.

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

Table 1. Average Balances and Net Interest Income
	2006			2005			2004
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Short-term interest bearing accounts	$8,116	$395	4.87%	$7,298	$229	3.14%	$7,583	$222	2.93%
Securities available for sale 1	1,110,405	53,992	4.86	954,461	43,113	4.52	970,024	44,633	4.60
Securities held to maturity 1	115,636	7,071	6.11	88,244	5,035	5.71	85,771	4,385	5.11
Investment in FRB and FHLB Banks	39,437	2,076	5.26	37,607	1,898	5.05	34,813	854	2.45
Loans and leases 2	3,302,080	230,800	6.99	2,959,256	190,331	6.43	2,743,753	164,285	5.99
Total earning assets	4,575,674	294,334	6.43	4,046,866	240,606	5.95	3,841,944	214,379	5.58
Other non-interest earning assets	349,396			279,289			278,603
Total assets	$4,925,070			$4,326,155			$4,120,547

Liabilities and stockholders’ equity
Money market deposit accounts	$543,323	18,050	3.32%	$399,056	7,312	1.83%	$438,819	5,327	1.21%
NOW deposit accounts	443,339	3,297	0.74	439,751	2,305	0.52	462,509	2,230	0.48
Savings deposits	532,788	4,597	0.86	559,584	3,985	0.71	574,386	3,846	0.67
Time deposits	1,534,556	61,854	4.03	1,217,442	36,330	2.98	1,079,670	28,358	2.63
Total interest-bearing deposits	3,054,006	87,798	2.87	2,615,833	49,932	1.91	2,555,384	39,761	1.56
Short-term borrowings	331,255	15,448	4.66	353,644	10,983	3.11	302,276	4,086	1.35
Trust preferred debentures	70,055	4,700	6.71	19,596	1,227	6.26	18,297	823	4.50
Long-term debt	414,976	17,063	4.11	410,891	16,114	3.92	381,756	15,022	3.93
Total interest-bearing liabilities	3,870,292	125,009	3.23	3,399,964	78,256	2.30	3,257,713	59,692	1.83
Demand deposits	614,055			543,077			492,746
Other non-interest-bearing liabilities	54,170			52,438			51,187
Stockholders’ equity	386,553			330,676			318,901
Total liabilities and stockholders’ equity	$4,925,070			$4,326,155			$4,120,547
Interest rate spread			3.20%			3.64%			3.75%
Net interest income-FTE		169,325			162,350			154,687
Net interest margin			3.70%			4.01%			4.03%
Taxable equivalent adjustment		5,492			4,239			4,200
Net interest income		$163,833			$158,111			$150,487

1.	Securities are shown at average amortized cost.
2.
For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding. The interest collected thereon is included in interest income based upon the characteristics of the related loans.

NET INTEREST INCOME

On a tax equivalent basis, the Company’s net interest income for 2006 was $169.3 million, up from $162.4 million for 2005. The Company’s net interest margin declined to 3.70% for 2006 from 4.01% for 2005. The decline in the net interest margin resulted primarily from interest-bearing liabilities repricing up faster than earning assets, offset somewhat by the increase in average demand deposits, which increased $71.0 million or 13% during the period. Earning assets, particularly those tied to a fixed rate, have not realized the benefit of the higher interest rate environment, since rates for earning assets with terms three years or longer have remained relatively flat during this period due to the flat/inverted yield curve. The yield on earning assets increased 48 basis points (bp), from 5.95% for 2005 to 6.43% for 2006. Meanwhile, the rate paid on interest bearing liabilities increased 93 bp, from 2.30% for 2005 to 3.23% for 2006. Additionally, offsetting the decline in net interest margin was an increase in average earning assets of $528.8 million or 13.1%, driven primarily by a $342.8 million increase in average loans and leases. The increase in average loans and leases was due to organic loan growth as well as the merger with CNB. The following table presents changes in interest income, on a FTE basis, and interest expense attributable to changes in volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest income. The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

Table 2. Analysis of Changes in Taxable Equivalent Net Interest Income
	Increase (Decrease) 2006 over 2005			Increase (Decrease) 2005 over 2004
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$28	$138	$166	$(9)	$16	$7
Securities available for sale	7,411	3,468	10,879	(710)	(810)	(1,520)
Securities held to maturity	1,654	382	2,036	129	521	650
Investment in FRB and FHLB Banks	94	84	178	74	970	1,044
Loans and leases	23,143	17,326	40,469	13,396	12,650	26,046
Total interest income	33,023	20,705	53,728	11,771	14,456	26,227
Money market deposit accounts	3,305	7,433	10,738	(520)	2,505	1,985
NOW deposit accounts	19	973	992	(113)	188	75
Savings deposits	(198)	810	612	(101)	240	139
Time deposits	10,878	14,646	25,524	3,857	4,115	7,972
Short-term borrowings	(734)	5,198	4,464	799	6,098	6,897
Trust preferred debentures	3,379	95	3,474	62	342	404
Long-term debt	162	787	949	1,143	(51)	1,092
Total interest expense	11,940	34,813	46,753	2,704	15,860	18,564
Change in FTE net interest income	$21,083	$(14,108)	$6,975	$9,067	$(1,404)	$7,663

LOANS AND LEASES AND CORRESPONDING INTEREST AND FEES ON LOANS

The average balance of loans and leases increased 11.6%, totaling $3.3 billion in 2006 compared to $3.0 billion in 2005. The yield on average loans and leases increased from 6.43% in 2005 to 6.99% in 2006, as loans, particularly loans indexed to Prime and other short-term variable rate indices, benefited from the rising rate environment in 2006. Interest income from loans and leases on a FTE basis increased 21.3%, from $190.3 million in 2005 to $230.8 million in 2006. The increase in interest income from loans and leases was due primarily to the increase in the average balance of loans and leases from organic loan growth and the merger with CNB, as well as the increase in yield on loans and leases in 2006 compared to 2005 noted above.

Total loans and leases increased 12.9% at December 31, 2006, totaling $3.4 billion from $3.0 billion at December 31, 2005. The increase in loans and leases was driven by strong growth in commercial and commercial real estate loans, consumer loans, and home equity loans. Residential real estate mortgages increased $37.9 million or 5.4% at December 31, 2006 compared to December 31, 2005, primarily due to the acquisition of CNB in February 2006, which contributed approximately $69.8 million. Commercial and commercial real estate increased $112.7 million at December 31, 2006 when compared to December 31, 2005, due in large part to an increase in organic loan originations, as well as the acquisition of CNB which contributed approximately $61.9 million. Real estate construction and development loans increased $25.4 million or 36.7% from $69.1 million at December 31, 2005 to $94.5 million at December 31, 2006. Consumer loans increased $123.0 million or 26.5%, from $464.0 million at December 31, 2005 to $586.9 million at December 31, 2006. The increase in consumer loans was driven primarily by an increase in indirect loans of $91.9 million, from $365.5 million in 2005 to $457.4 million in 2006. Home equity loans increased $82.9 million or 17.9% from $463.8 million at December 31, 2005 to $546.7 million at December 31, 2006. The increase in home equity loans was due to strong product demand and successful marketing of home equity products.

The following table reflects the loan and lease portfolio by major categories as of December 31 for the years indicated:

Table 3. Composition of Loan and Lease Portfolio
	December 31,
(In thousands)	2006	2005	2004	2003	2002
Residential real estate mortgages	$739,607	$701,734	$721,615	$703,906	$579,638
Commercial and commercial real estate	1,240,383	1,127,705	1,069,451	983,640	942,086
Real estate construction and development	94,494	69,135	86,031	56,430	42,269
Agricultural and agricultural real estate	118,278	114,043	108,181	106,310	104,078
Consumer	586,922	463,955	412,139	390,413	357,214
Home equity	546,719	463,848	391,807	336,547	269,553
Lease financing	86,251	82,237	80,697	62,730	61,094
Total loans and leases	$3,412,654	$3,022,657	$2,869,921	$2,639,976	$2,355,932

Real estate construction and development loans presented in prior years have been reclassified to conform with current year presentation which represents the conversion of construction loans to permanent financing.

Real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residences. Loans in the commercial and agricultural category, as well as commercial and agricultural real estate mortgages, consist primarily of short-term and/or floating rate loans made to small to medium-sized entities. Consumer loans consist primarily of installment credit to individuals secured by automobiles and other personal property including manufactured housing. Indirect installment loans represent $457.4 million of total consumer loans. Real estate construction and development loans include commercial construction and development and residential construction loans. Commercial construction loans are for small and medium sized office buildings and other commercial properties and residential construction loans are primarily for projects located in upstate New York and northeastern Pennsylvania.

The Company’s automobile lease financing portfolio totaled $86.3 million at December 31, 2006 and $82.2 million at December 31, 2005. Lease receivables primarily represent automobile financing to customers through direct financing leases and are carried at the aggregate of the lease payments receivable and the estimated residual values, net of unearned income and net deferred lease origination fees and costs. Net deferred lease origination fees and costs are amortized under the effective interest method over the estimated lives of the leases. The estimated residual value related to the total lease portfolio is reviewed quarterly, and if there had been a decline in the estimated fair value of the residual that is judged by management to be other-than-temporary, including consideration of residual value insurance, a loss would be recognized.

Adjustments related to such other-than-temporary declines in estimated fair value are recorded with other noninterest expenses in the consolidated statements of income. One of the most significant risks associated with leasing operations is the recovery of the residual value of the leased vehicles at the termination of the lease. A lease receivable asset includes the estimated residual value of the leased vehicle at the termination of the lease. At termination, the lessor has the option to purchase the vehicle or may turn the vehicle over to the Company. The residual values included in lease financing receivables totaled $59.2 million and $55.5 million at December 31, 2006 and 2005, respectively.

The Company has acquired residual value insurance protection in order to reduce the risk related to residual values. Based on analysis performed by management, the Company has concluded that no other-than-temporary impairment exists which would warrant a charge to earnings during the years ended December 31, 2006 and 2005.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, are the maturities of the commercial and agricultural and real estate and construction development loan portfolios and the sensitivity of loans to interest rate fluctuations at December 31, 2006. Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Table 4. Maturities and Sensitivities of Certain Loans to Changes in Interest Rates
	Remaining maturity at December 31, 2006
(In thousands)	Within One Year	After One Year But Within Five Years	After Five Years	Total
Floating/adjustable rate
Commercial, commercial real estate, agricultural, and agricultural real estate	$382,864	$123,484	$1,133	$507,481
Real estate construction and development	59,085	987	-	60,072
Total floating rate loans	441,949	124,471	1,133	567,553

Fixed rate
Commercial, commercial real estate, agricultural, and agricultural real estate	324,754	439,883	86,543	851,180
Real estate construction and development	644	6,522	27,256	34,422
Total fixed rate loans	325,398	446,405	113,799	885,602
Total	$767,347	$570,876	$114,932	$1,453,155

SECURITIES AND CORRESPONDING INTEREST AND DIVIDEND INCOME

The average balance of the amortized cost for securities available for sale in 2006 was $1.1 billion, an increase of $155.9 million, or 16.3%, from $954.5 million in 2005. The yield on average securities available for sale was 4.86% for 2006 compared to 4.52% in 2005. The increase in yield on securities available for sale resulted from the increasing rate environment.

The average balance of securities held to maturity increased from $88.2 million in 2005 to $115.6 million in 2006. At December 31, 2006, securities held to maturity were comprised primarily of tax-exempt municipal securities. The yield on securities held to maturity increased from 5.71% in 2005 to 6.11% in 2006 from higher yields for tax-exempt securities purchased during 2006. Investments in FRB and Federal Home Loan Bank (FHLB) stock increased to $39.4 million in 2006 from $37.7 million in 2005. This increase was driven primarily by an increase in the investment in FHLB resulting from an increase in the Company’s borrowing capacity at FHLB. The yield from investments in FRB and FHLB Banks increased from 5.05% in 2005 to 5.26% in 2006. In 2003, the FHLB disclosed it had capital concerns and credit issues in their investment security portfolio. As a result of these issues, the FHLB reduced their dividend rate in 2005 and increased the rate back to normal in 2006.

The Company classifies its securities at date of purchase as either available for sale, held to maturity or trading. Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Held to maturity securities are recorded at amortized cost. Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income. Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Securities with an other than temporary impairment are generally placed on non-accrual status.

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

Table 5. Securities Portfolio
	As of December 31,
	2006		2005		2004
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale
U.S. Treasury	$10,516	$10,487	$10,005	$10,005	$10,037	$9,977
Federal Agency and mortgage-backed	744,078	731,754	684,907	672,602	694,928	696,835
State & Municipal, collateralized mortgage Obligations, corporate and other securities	361,854	364,081	269,826	271,867	238,770	245,730
Total securities available for sale	$1,116,448	$1,106,322	$964,738	$954,474	$943,735	$952,542

Securities held to maturity
Federal Agency and mortgage-backed	$3,434	$3,497	$4,354	$4,482	$6,412	$6,706
State & Municipal	132,213	132,123	87,582	87,446	75,128	75,764
Other securities	667	667	1,773	1,773	242	242
Total securities held to maturity	$136,314	$136,287	$93,709	$93,701	$81,782	$82,712

In the available for sale category at December 31, 2006, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; Mortgaged-backed securities were comprised of GSEs with an amortized cost of $352.0 million and a fair value of $341.8 million and US Government Agency securities with an amortized cost of $48.5 million and a fair value of $48.2 million; Collateralized mortgage obligations were comprised of GSEs with an amortized cost of $164.8 million and a fair value of $163.0 million and US Government Agency securities with an amortized cost of $77.1 million and a fair value of $75.8 million. At December 31, 2006, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2006:

(In thousands)	Amortized cost	Estimated fair value	Weighted Average Yield
Debt securities classified as available for sale
Within one year	$61,314	$61,107	4.54%
From one to five years	266,686	264,821	4.81%
From five to ten years	162,935	163,074	4.99%
After ten years	608,604	597,075	4.92%
	$1,099,539	$1,086,077
Debt securities classified as held to maturity
Within one year	$63,308	$63,301	4.21%
From one to five years	34,850	34,632	3.67%
From five to ten years	29,479	29,453	3.89%
After ten years	14,817	15,042	5.04%
	$142,454	$142,428

FUNDING SOURCES AND CORRESPONDING INTEREST EXPENSE

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased $470.3 million, totaling $3.9 billion in 2006 from $3.4 billion in 2005. The rate paid on interest-bearing liabilities increased from 2.30% in 2005 to 3.23% in 2006. Increases in the rate paid on and the average balance of interest bearing liabilities caused an increase in interest expense of $46.8 million, or 59.8%, from $78.3 million in 2005 to $125.0 million in 2006.

DEPOSITS

Average interest bearing deposits increased $438.2 million during 2006 compared to 2005. The increase resulted primarily from increases in time deposits and money market deposits, partially offset by a decrease in savings deposits. Average time deposits increased $317.1 million or 26.0% during 2006 when compared to 2005. The increase in average time deposits resulted primarily from increases in retail and municipal and negotiated rate time deposits. In addition, the acquisition of CNB contributed approximately $129.3 million in time deposits. Average money market deposits increased $144.3 million or 36.2% during 2006 when compared to 2005. The increase in average money market deposits resulted primarily from an increase in personal money market deposits, as well as the acquisition of CNB which contributed approximately $52.3 million to money market deposits. The average balance of savings and NOW accounts decreased collectively $23.2 million or 2.3% during 2006 when compared to 2005. The decrease in savings and NOW accounts was driven primarily from municipal customers shifting their funds into higher paying money market and time deposits in 2006. As a result of the flat/inverted yield curve, money market accounts and time deposits reprice in a higher interest rate environment. The average balance of demand deposits increased $71.0 million, or 13.1%, from $543.1 million in 2005 to $614.1 million in 2006. Solid growth in demand deposits was driven principally by increases in accounts from retail and business customers, in large part due to the acquisition of CNB which contributed approximately $48.0 million to demand deposits.

The rate paid on average interest-bearing deposits increased 96 bp from 1.91% during 2005 to 2.87% in 2006. The increase in rate on interest-bearing deposits was driven primarily by pricing increases from money market accounts and time deposits. These deposit products are more sensitive to interest rate changes. The pricing increases for these products resulted from several increases in short-term rates by the FRB during 2006 combined with competitive pricing for market competitors. The Company expects this trend to continue for money market accounts and time deposits in 2006. The rates paid for NOW accounts increased from 0.52% in 2005 to 0.74% in 2006, while rates paid for savings deposits increased from 0.71% in 2005 to 0.86% in 2006.

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2006:

Table 6. Maturity Distribution of Time Deposits of $100,000 or More
(In thousands)	December 31, 2006
Within three months	$380,862
After three but within twelve months	299,727
After one but within three years	135,113
Over three years	8,634
Total	$824,336

BORROWINGS

Average short-term borrowings decreased $22.4 million to $331.3 million in 2006 as a result of the balance sheet changes due to the acquisition of CNB. The average rate paid on short-term borrowings increased from 3.11% in 2005 to 4.66% in 2006, which was primarily driven by the Federal Reserve Bank increasing the Fed Funds target rate (which directly impacts short-term borrowing rates) 100 bp in 2006 and 200 bp in 2005. The increases in the average rate paid caused interest expense on short-term borrowings to increase $4.5 million from $11.0 million in 2005 to $15.4 million in 2006. Average long-term debt increased slightly from $410.9 million in 2005 to $415.0 million in 2006.

The average balance of trust preferred debentures increased $50.5 million in 2006 compared to 2005. The average rate paid for trust preferred debentures in 2006 was 6.71%, up 45 bp from 6.26% in 2005. The increase in rate on the trust preferred debentures is due primarily to the previously mentioned increase in short-term rates during 2006. The increase in the average balance of trust preferred debentures is due primarily to the issuance of $51.5 million of trust preferred debentures in February 2006 at a fixed rate of 6.195%.

Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit and access to brokered deposits available for short-term financing of approximately $849 million and $594 million at December 31, 2006 and 2005, respectively. Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

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

NONPERFORMING ASSETS

Table 7. Nonperforming Assets
	As of December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Nonaccrual loans
Commercial and agricultural loans and real estate	$9,346	$9,373	$10,550	$8,693	$16,980
Real estate mortgages	2,338	2,009	2,553	2,483	5,522
Consumer	1,981	2,037	1,888	2,685	1,507
Total nonaccrual loans	13,665	13,419	14,991	13,861	24,009
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	138	-	-	242	237
Real estate mortgages	682	465	737	244	1,325
Consumer	822	413	449	482	414
Total loans 90 days or more past due and still accruing	1,642	878	1,186	968	1,976
Restructured loans	-	-	-	-	409
Total nonperforming loans	15,307	14,297	16,177	14,829	26,394
Other real estate owned	389	265	428	1,157	2,947
Total nonperforming loans and other real estate owned	15,696	14,562	16,605	15,986	29,341
Nonperforming securities	-	-	-	395	1,122
Total nonperforming loans, securities, and other real estate owned	$15,696	$14,562	$16,605	$16,381	$30,463
Total nonperforming loans to loans and leases	0.45%	0.47%	0.56%	0.56%	1.12%
Total nonperforming loans and other real estate owned to total assets	0.31%	0.33%	0.39%	0.40%	0.79%
Total nonperforming loans, securities, and other real estate owned to total assets	0.31%	0.33%	0.39%	0.40%	0.82%
Total allowance for loan and lease losses to nonperforming loans	330.48%	331.92%	277.75%	287.62%	152.18%

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

Management considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the consolidated results of operations.

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio. For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans and leases, estimates of the Company’s exposure to credit loss reflect a current assessment of a number of factors, which could affect collectibility. These factors include: past loss experience; size, trend, composition, and nature of loans; changes in lending policies and procedures, including underwriting standards and collection, charge-offs and recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies as an integral component of their examination process periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their examination.

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

Total nonperforming assets were $15.7 million at December 31, 2006, compared to $14.6 million at December 31, 2005. Credit quality remained stable in 2006, as nonperforming loans totaled $15.3 million at December 31, 2006, up from the $14.3 million outstanding at December 31, 2005. Nonperforming loans as a percentage of total loans and leases decreased to 0.45% for December 31, 2006 from 0.47% at December 31, 2005. The total allowance for loan and lease losses is 330.48% of non-performing loans at December 31, 2006 as compared to 331.92% at December 31, 2005.

Impaired loans, which primarily consist of nonaccruing commercial type loans, decreased slightly, totaling $9.3 million at December 31, 2006 as compared to $9.4 million at December 31, 2005. At December 31, 2006, $2.2 million of the total impaired loans had a specific reserve allocation of $0.2 million or 10% compared to $2.9 million of total impaired loans at December 31, 2005 which had no specific reserve allocation.

Total net charge-offs for 2006 totaled $8.7 million as compared to $6.9 million for 2005. The ratio of net charge-offs to average loans and leases was 0.26% for 2006 compared to 0.23% for 2005. Gross charge-offs increased $2.4 million, totaling $13.4 million for 2006 compared to $11.0 million for 2005. Recoveries increased from $4.1 million in 2005 to $4.7 million in 2006. The provision for loan and lease losses decreased slightly to $9.4 million in 2006 from $9.5 million in 2005. The allowance for loan and lease losses as a percentage of total loans and leases was 1.48% at December 31, 2006 and 1.57% at December 31, 2005. While potential problem loans have increased slightly, potential problem loans have decreased as a percentage of the loan portfolio, offset by an increase in net charge-offs.

Table 8. Allowance for Loan and Lease Losses
(Dollars in thousands)	2006	2005	2004	2003	2002
Balance at January 1	$47,455	$44,932	$42,651	$40,167	$44,746
Loans and leases charged-off
Commercial and agricultural	6,132	3,403	4,595	5,619	9,970
Real estate mortgages	542	741	772	362	2,547
Consumer*	6,698	6,875	6,239	5,862	5,805
Total loans and leases charged-off	13,372	11,019	11,606	11,843	18,322
Recoveries
Commercial and agricultural	1,939	1,695	2,547	3,185	3,394
Real estate mortgages	239	438	215	430	104
Consumer*	2,521	1,945	1,510	1,601	1,172
Total recoveries	4,699	4,078	4,272	5,216	4,670
Net loans and leases charged-off	8,673	6,941	7,334	6,627	13,652
Allowance related to purchase acquisitions	2,410	-	-	-	-
Provision for loan and lease losses	9,395	9,464	9,615	9,111	9,073
Balance at December 31	$50,587	$47,455	$44,932	$42,651	$40,167

Allowance for loan and lease losses to loans and leases outstanding at end of year	1.48%	1.57%	1.57%	1.62%	1.70%
Net charge-offs to average loans and leases outstanding	0.26%	0.23%	0.27%	0.27%	0.58%
* Consumer charge-off and recoveries include consumer, home equity, and lease financing.

Total nonperforming assets were $14.6 million at December 31, 2005, compared to $16.6 million at December 31, 2004. Credit quality remained stable in 2005, as nonperforming loans totaled $14.3 million at December 31, 2005, down from the $16.2 million outstanding at December 31, 2004. Nonperforming loans as a percentage of total loans and leases decreased to 0.47% for December 31, 2005 from 0.56% at December 31, 2004. The total allowance for loan and lease losses was 331.92% of nonperforming loans at December 31, 2005 as compared to 277.75% at December 31, 2004.

Total net charge-offs for 2005 totaled $6.9 million as compared to $7.3 million for 2004. The ratio of net charge-offs to average loans and leases was 0.23% for 2005 compared with 0.27% for 2004. Gross charge-offs decreased $0.6 million, totaling $11.0 million for 2005 compared to $11.6 million for 2004. Recoveries decreased slightly, from $4.3 million in 2004 to $4.1 million in 2005. The provision for loan and lease losses decreased slightly to $9.5 million in 2005 from $9.6 million in 2004. The allowance for loan and lease losses as a percentage of total loans and leases was 1.57% at December 31, 2005 and 2004. The slight increase in the provision for loan and lease losses in 2005 compared to 2004 resulted mainly from loan growth and an increase in potential problem loans discussed below, offset by decreases in net charge-offs and nonperforming loans.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $69.8 million in potential problem loans at December 31, 2006 as compared to $69.5 million at December 31, 2005. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At December 31, 2006 and 2005, potential problem loans primarily consisted of commercial and agricultural loans. At December 31, 2006, there were nineteen potential problem loans that exceeded $1.0 million, totaling $31.1 million in aggregate compared to fifteen potential problem loans exceeding $1.0 million, totaling $38.3 million at December 31, 2005. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

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

Table 9. Allocation of the Allowance for Loan and Lease Losses
	December 31,
	2006		2005		2004		2003		2002
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans
Commercial and agricultural	$28,149	43%	$30,257	43%	$28,158	44%	$25,502	43%	$25,589	46%
Real estate mortgages	3,377	22%	3,148	23%	4,029	25%	4,699	27%	3,884	25%
Consumer	17,327	35%	12,402	34%	10,887	31%	9,357	30%	7,654	29%
Unallocated	1,734	0%	1,648	0%	1,858	0%	3,093	0%	3,040	0%
Total	$50,587	100%	$47,455	100%	$44,932	100%	$42,651	100%	$40,167	100%

In 2006, the Company updated its historical charge-off factors for graded commercial and agricultural loans, as well as revising its environmental risk factors for all loan types. This was done to be consistent with the Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued in December 2006. As a result, there was a decrease in the amount of allowance for loan and lease losses allocated to the commercial and agricultural portfolio and an increase in the amount allocated to the consumer loan portfolio. The unallocated reserve was relatively flat year over year.

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

At December 31, 2006, approximately 58.6% of the Company’s loans are secured by real estate located in central and northern New York and northeastern Pennsylvania. Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

The primary liquidity measurement the Company utilizes is called Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At December 31, 2006, the Company’s Basic Surplus measurement was 7.9% of total assets or $399 million, which was above the Company’s minimum of 5% (calculated at $253 million of period end total assets at December 31, 2006) set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position. At December 31, 2006, the Company considered its Basic Surplus position to be adequate. However, certain events may adversely impact the Company’s liquidity position in 2007. Continued improvement in the economy may increase demand for equity related products or increase competitive pressure on deposit pricing, which in turn, could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2007. These scenarios could lead to a decrease in the Company’s basic surplus measure below the minimum policy level of 5%. To manage this risk, the Company has the ability to purchase brokered time deposits, established borrowing facilities with other banks (Federal funds), and has the ability to enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures amounted to $849 million at December 31, 2006.

At December 31, 2006, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $64.2 million in 2006 and $65.1 million in 2005. The critical elements of net operating cash flows include net income, after adding back provision for loan and lease losses, and depreciation and amortization.

Net cash used in investing activities totaled $276.2 million in 2006 and $206.1 million in 2005. Critical elements of investing activities are loan and investment securities transactions. The increase in cash used in investing activities in 2006 was primarily due to cash used in the CNB merger and a net increase in loans, which totaled $211.3 million in 2006 compared to $157.0 million in 2005.

Net cash flows provided by financing activities totaled $208.3 million in 2006 and $176.8 million in 2005. The critical elements of financing activities are proceeds from deposits, short-term borrowings, and stock issuances. In addition, financing activities are impacted by dividends and treasury stock transactions.

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements and operating leases at December 31, 2006 are as follows:

Contractual Obligations
(In thousands)
	Payments Due by Period
	2007	2008	2009	2010	2011	Thereafter	Total
Long-term debt obligations	$93,700	$115,209	$75,000	$31,000	$3,815	$99,004	$417,728
Trust preferred debentures	-	-	-	-	-	75,422	75,422
Operating lease obligations	2,931	2,460	2,007	1,651	1,576	11,006	21,631
Retirement plan obligations	4,114	4,093	4,212	4,229	4,212	22,878	43,738
Data processing commitments	7,467	7,205	6,737	6,737	437	109	28,692
Total contractual obligations	$108,212	$128,967	$87,956	$43,617	$10,040	$208,419	$587,211

OFF-BALANCE SHEET RISK COMMITMENTS TO EXTEND CREDIT

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures. At December 31, 2006 and 2005, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $536.3 million and $497.1 million, respectively. In the opinion of management, there are no material commitments to extend credit, including unused lines of credit, that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

STAND-BY LETTERS OF CREDIT

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its stand-by letters of credit. The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2006 and 2005, outstanding stand-by letters of credit were approximately $30.8 million and $42.9 million, respectively. The fair value of the Company’s stand-by letters of credit at December 31, 2006 and 2005 was not significant. The following table sets forth the commitment expiration period for stand-by letters of credit at December 31, 2006:

Commitment Expiration of Stand-by Letters of Credit
Within one year	$24,643
After one but within three years	2,061
After three but within five years	48
After five years	4,000
Total	$30,752

LOANS SERVICED FOR OTHERS AND LOANS SOLD WITH RECOURSE

The total amount of loans serviced by the Company for unrelated third parties was approximately $105.0 million and $81.2 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the Company serviced $5.7 million and $5.8 million, respectively, of loans sold with recourse. Due to collateral on these loans, no reserve is considered necessary at December 31, 2006 and 2005.

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

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2006, approximately $68.1 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

STOCK REPURCHASE PLAN

On January 24, 2005, the Company’s Board of Directors adopted a new repurchase program whereby the Company is authorized to repurchase up to 1,500,000 shares (approximately 5%) of its outstanding common stock. At that time, there were 719,800 shares remaining under the January 26, 2004 authorization that was superseded by the new repurchase program. On January 23, 2006, the Company’s Board of Directors adopted a new repurchase program whereby the Company is authorized to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock. The shares remaining under the 2005 authorization will be combined with the 2006 authorization, increasing the total shares available for repurchase to 1,503,151. During 2006, the Company repurchased 766,004 shares of its own commons stock for $17.1 million at an average price of $22.34 per share. At December 31, 2006, there were 737,147 shares available for repurchase under previously announced plans.

NONINTEREST INCOME

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years ended December 31,
(In thousands)	2006	2005	2004
Service charges on deposit accounts	$17,590	$16,894	$16,470
Broker/dealer and insurance revenue	3,936	3,186	6,782
Trust	5,629	5,029	4,605
Bank owned life insurance income	1,629	1,347	1,487
ATM fees	7,086	6,162	5,530
Retirement plan administration fees	5,536	4,426	-
Other	8,098	6,741	5,799
Total before net securities (losses) gains	49,504	43,785	40,673
Net securities (losses) gains	(875)	(1,236)	216
Total	$48,629	$42,549	$40,889

Noninterest income for the year ended December 31, 2006 was $48.6 million, up $6.1 million or 14.3% from $42.5 million for the same period in 2005. Fees from service charges on deposit accounts and ATM and debit cards collectively increased $1.6 million from solid growth in demand deposit accounts and debit card base. Retirement plan administration fees for the year ended December 31, 2006 increased $1.1 million, compared with the same period in 2005, as a result of our growing client base. Trust administration income increased $0.6 million for the year ended December 31, 2006, compared with the same period in 2005. This increase stems from the increased market value of accounts, an increase in customer accounts as a result of the acquisition of CNB and successful business development. Broker/dealer and insurance revenue for the year ended December 31, 2006 increased $0.8 million in large part due to the growth in brokerage income from retail financial services as well as the addition of Hathaway Agency as part of the acquisition of CNB. Other noninterest income for the year ended December 31, 2006 increased $1.4 million, compared with the same period in 2005, as a result of a gain on the sale of a branch, an increase in title insurance revenue, and an increase in interest income earned from our payment services vendor. Net securities losses for the year ended December 31, 2006 were $0.9 million, compared with net securities losses of $1.2 million for the year ended December 31, 2005. Excluding the effect of these securities transactions, noninterest income increased $5.7 million, or 13.1%, for the year ended December 31, 2006, compared with the same period in 2005.

NONINTEREST EXPENSE

Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the years indicated:

	Years ended December 31,
(In thousands)	2006	2005	2004
Salaries and employee benefits	$62,877	$60,005	$55,204
Occupancy	11,518	10,452	9,905
Equipment	8,332	8,118	7,573
Data processing and communications	10,454	10,349	10,972
Professional fees and outside services	7,761	6,087	6,175
Office supplies and postage	5,330	4,628	4,459
Amortization of intangible assets	1,649	544	284
Loan collection and other real estate owned	1,351	1,002	1,241
Goodwill impairment	-	-	1,950
Other	13,694	14,120	12,014
Total noninterest expense	$122,966	$115,305	$109,777

Noninterest expense for the year ended December 31, 2006 was $123.0 million, up from $115.3 million for the same period in 2005. Office expenses, such as supplies and postage, occupancy, equipment and data processing and communications charges, increased by $2.1 million for the year ended December 31, 2006, compared with the same period in 2005. This 6.2% increase resulted primarily from the acquisition of CNB. Salaries and employee benefits increased $2.9 million for the year ended December 31, 2006 over the same period in 2005. This increase was due primarily to the adoption of FAS 123R in 2006, which contributed $1.8 million to the increase in salaries and employee benefits, as well as higher salaries from merit increases and the acquisition of CNB. Professional fees and services increased $1.7 million for the year ended December 31, 2006, compared with the same period in 2005. Legal fees incurred in 2006 increased over 2005 because the Company was reimbursed during the second quarter of 2005 for legal fees associated with a prior litigation. Item processing fees during the year ended December 31, 2006 increased over the same period in 2005 because the Company outsourced a portion of its item processing work as a result of flood-related damage to one of its processing centers. Amortization expense increased $1.1 million for the year ended December 31, 2006 over the same period in 2005. This increase was due primarily to the acquisition of CNB. Loan collection and other real estate owned expenses increased $0.3 million for the year ended December 31, 2006 over the same period in 2005. This increase was due primarily to an increase in the number of foreclosures in 2006 as compared to 2005. Other operating expense for the year ended December 31, 2006 decreased $0.4 million compared with the same period in 2005, primarily due to flood-related insurance recoveries.

INCOME TAXES

Income tax expense for the year ended December 31, 2006 was $24.2 million, up from $23.5 million for the same period in 2005. The effective rate for the year ended December 31, 2006 was 30.2%, down from 30.9% for the same period in 2005. The decrease in the effective tax rate for the year ended December 31, 2006 versus the same period in 2005 resulted primarily from an increase in interest income from tax-exempt sources.

The proposed 2007 New York State budget bill contains a provision that would disallow the exclusion of dividends paid by a real estate investment trust subsidiary (“REIT”). The bill, if enacted as proposed would be effective for taxable years beginning on or after January 1, 2007, and the Company would lose the tax benefit associated with the REIT. Additionally, the proposed legislation would disallow the deduction for bad debts in excess of bank losses that had been written off, require the add back of expenses related to the 22.5% deduction of interest income from NYS and US obligations and eliminate the 20% reduction in the wage factor of the apportionment formula. Had the provision been effective in 2006, it would have resulted in an increase in income tax expense of $0.7 million.

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

2005 OPERATING RESULTS AS COMPARED TO 2004 OPERATING RESULTS

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

NONINTEREST INCOME

Noninterest income for the year ended December 31, 2005, was $42.5 million, up $1.6 million from $40.9 million for the same period in 2004. Excluding net securities losses of $1.2 million for 2005 and net securities gains of $216 thousand in 2004, total noninterest income increased $2.9 million or 7% from the same period in 2004. Net securities losses of $1.2 million resulted from the sale of $47.8 million in securities available for sale to improve investment portfolio yield going forward. Retirement plan administration fees were $4.4 million. This is a new service from the acquisition of EPIC Advisors, Inc. in January 2005. ATM and debit card fees increased $0.6 million compared with the same period a year ago, due to growth from transaction deposit accounts, which has led to an increase in the Company’s debit card base. Other income increased $0.9 million from increases in consumer banking fees, mortgage banking income and title insurance revenue. Offsetting these increases was a $3.6 million decrease in broker/dealer and insurance revenue due to the sale of the Company’s broker/dealer subsidiary, M. Griffith, Inc. in March 2005.

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

IMPACT OF INFLATION AND CHANGING PRICES

ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

In the declining rate scenario, net interest income is projected to increase slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The increase in net interest income is a result of interest-bearing liabilities repricing downward slightly faster than earning assets. However, the inability to effectively lower deposit rates will likely reduce or eliminate the otherwise normal expected benefit of lower interest rates. In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario. The potential impact on earnings is dependent on the ability to lag deposit repricing. Net interest income for the next twelve months in the +200/-200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the December 31, 2006 balance sheet position:

Table 10. Interest Rate Sensitivity Analysis
Change in interest rates	Percent change
(In basis points)	in net interest income
+200	(4.01%)
-200	0.22%

Under the flat rate scenario with a static balance sheet, net interest income is anticipated to decrease approximately 1.4% from total net interest income for 2006. The Company anticipates under current conditions, interest expense is expected to increase at a faster rate that interest income as the Company is somewhat liability sensitive. In order to protect net interest income from anticipated net interest margin compression, the Company will continue to focus on increasing earning assets through loan growth and leverage opportunities. However, if the Company cannot maintain the level of earning assets at December 31, 2006, the Company expects net interest income to decline in 2007.

The Company has taken several measures to mitigate net interest margin compression. The Company began originating 20-year and 30-year residential real estate mortgages with the intent to sell at the end of the second quarter of 2005, limiting its exposure to long-term fixed rate assets. The Company has also shortened the average life of its investment securities portfolio by limiting purchases of mortgage-backed securities and redirecting proceeds into short-duration CMOs and US Agency notes and bonds. Lastly, from time to time during 2006, the Company has increased its long-term debt to offset exposure to long-term earning assets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NBT Bancorp Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and effective operation of, internal control over financial reporting.

/S/ KPMG LLP

Albany, New York
February 27, 2007

Consolidated Balance Sheets
	As of December 31,
(In thousands, except share and per share data)	2006	2005

Assets
Cash and due from banks	$130,936	$134,501
Short-term interest bearing accounts	7,857	7,987
Securities available for sale, at fair value	1,106,322	954,474
Securities held to maturity (fair value $136,287 and $93,701)	136,314	93,709
Federal Reserve and Federal Home Loan Bank stock	38,812	40,259
Loans and leases	3,412,654	3,022,657
Less allowance for loan and lease losses	50,587	47,455
Net loans and leases	3,362,067	2,975,202
Premises and equipment, net	66,982	63,693
Goodwill	103,356	47,544
Intangible assets, net	11,984	3,808
Bank owned life insurance	41,783	33,648
Other assets	81,159	71,948
Total assets	$5,087,572	$4,426,773

Liabilities
Deposits:
Demand (noninterest bearing)	$646,377	$593,422
Savings, NOW, and money market	1,566,557	1,325,166
Time	1,583,304	1,241,608
Total deposits	3,796,238	3,160,196
Short-term borrowings	345,408	444,977
Long-term debt	417,728	414,330
Trust preferred debentures	75,422	23,875
Other liabilities	48,959	49,452
Total liabilities	4,683,755	4,092,830

Stockholders’ equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares at December 31, 2006 and 2005.	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at December 31, 2006 and 2005; issued 36,459,491 and 34,400,925 at December 31, 2006 and 2005, respectively	365	344
Additional paid-in-capital	271,528	219,157
Unvested restricted stock	-	(457)
Retained earnings	191,770	163,989
Accumulated other comprehensive loss	(14,014)	(6,477)
Common stock in treasury, at cost, 2,203,549 and 2,101,382 shares	(45,832)	(42,613)
Total stockholders’ equity	403,817	333,943
Total liabilities and stockholders’ equity	$5,087,572	$4,426,773

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
(In thousands, except per share data)	2006	2005	2004
Interest, fee, and dividend income
Interest and fees on loans and leases	$230,042	$189,714	$163,795
Securities available for sale	51,599	41,120	42,264
Securities held to maturity	4,730	3,407	3,044
Other	2,471	2,126	1,076
Total interest, fee, and dividend income	288,842	236,367	210,179

Interest expense
Deposits	87,798	49,932	39,761
Short-term borrowings	15,448	10,984	4,086
Long-term debt	17,063	16,114	15,022
Trust preferred debentures	4,700	1,226	823
Total interest expense	125,009	78,256	59,692
Net interest income	163,833	158,111	150,487
Provision for loan and lease losses	9,395	9,464	9,615
Net interest income after provision for loan and lease losses	154,438	148,647	140,872

Noninterest income
Service charges on deposit accounts	17,590	16,894	16,470
Broker/ dealer and insurance revenue	3,936	3,186	6,782
Trust	5,629	5,029	4,605
Net securities (losses) gains	(875)	(1,236)	216
Bank owned life insurance	1,629	1,347	1,487
ATM Fees	7,086	6,162	5,530
Retirement plan administration fees	5,536	4,426	-
Other	8,098	6,741	5,799
Total noninterest income	48,629	42,549	40,889

Noninterest expense
Salaries and employee benefits	62,877	60,005	55,204
Occupancy	11,518	10,452	9,905
Equipment	8,332	8,118	7,573
Data processing and communications	10,454	10,349	10,972
Professional fees and outside services	7,761	6,087	6,175
Office supplies and postage	5,330	4,628	4,459
Amortization of intangible assets	1,649	544	284
Loan collection and other real estate owned	1,351	1,002	1,241
Goodwill impairment	-	-	1,950
Other	13,694	14,120	12,014
Total noninterest expense	122,966	115,305	109,777
Income before income tax expense	80,101	75,891	71,984
Income tax expense	24,154	23,453	21,937
Net income	$55,947	$52,438	$50,047

Earnings per share
Basic	$1.65	$1.62	$1.53
Diluted	1.64	1.60	1.51
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
Years ended December 31,		Additional	Unvested		other	Common
2006, 2005, and 2004	Common	Paid-in-	Restricted	Retained	comprehensive	stock in
(In thousands except share and per share data)	stock	capital	Stock	earnings	(loss)/ income	treasury	Total

Balance at December 31, 2003	344	216,636	(197)	112,647	7,933	(27,329)	310,034
Net income	-	-	-	50,047	-	-	50,047
Cash dividends- $0.74 per share	-	-	-	(24,251)	-	-	(24,251)
Purchase of 423,989 treasury shares	-	-	-	-	-	(9,149)	(9,149)
Net issuance of 458,593 shares to employee benefit plans and other stock plans, including tax benefit	-	1,317	-	(1,120)	-	8,103	8,300
Grant of 14,547 shares of restricted stock awards	-	59	(312)	-	-	253	-
Amortization of restricted stock awards	-	-	196	-	-	-	196
Forfeited 963 shares of restricted stock	-	-	17	-	-	(17)	-
Other comprehensive loss	-	-	-	-	(2,944)	-	(2,944)

Balance at December 31, 2004	$344	$218,012	$(296)	$137,323	$4,989	$(28,139)	$332,233
Net income	-	-	-	52,438	-	-	52,438
Cash dividends- $0.76 per share	-	-	-	(24,673)	-	-	(24,673)
Purchase of 1,008,114 treasury shares	-	-	-	-	-	(23,165)	(23,165)
Net issuance of 415,976 shares to employee benefit plans and other stock plans, including tax benefit	-	1,292	-	(1,099)	-	8,025	8,218
Grant of 35,003 shares of restricted stock awards	-	(147)	(519)	-	-	666	-
Amortization of restricted stock awards	-	-	358	-	-	-	358
Other comprehensive loss	-	-	-	-	(11,466)	-	(11,466)

Balance at December 31, 2005	$344	$219,157	$(457)	$163,989	$(6,477)	$(42,613)	$333,943
Net income	-	-	-	55,947	-	-	55,947
Cash dividends- $0.76 per share	-	-	-	(26,018)	-	-	(26,018)
Purchase of 766,004 treasury shares	-	-	-	-	-	(17,111)	(17,111)
Issuance of 2,058,661 shares of common stock in connection with purchase business combination	21	48,604	-	-	-	-	48,625
Issuance of 237,278 incentive stock options in purchase transaction	-	1,955	-	-	-	-	1,955
Acquisition of 2,500 shares of company stock in purchase transaction	-	-	-	-	-	(55)	(55)
Net issuance of 595,447 shares to employee benefit plans and other stock plans, including tax benefit	-	1,244	-	(2,148)	-	12,508	11,604
Reclassification adjustment from the adoption of FAS123R	-	(457)	457	-	-	-	-
Stock-based compensation expense	-	2,509	-	-	-	-	2,509
Grant of 73,515 shares of restricted stock awards	-	(1,499)	-	-	-	1,499	-
Forfeit 2,625 shares of restricted stock	-	15	-	-	-	(60)	(45)
Other comprehensive loss	-	-	-	-	84	-	84
Adjustment to initially apply SFAS No. 158, net of tax	-	-	-	-	(7,621)	-	(7,621)

Balance at December 31, 2006	$365	$271,528	$-	$191,770	$(14,014)	$(45,832)	$403,817

Consolidated Statements of Cash Flows
	Years ended December 31,
(In thousands, except per share data)	2006	2005	2004
Operating activities
Net income	$55,947	$52,438	$50,047

Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	9,395	9,464	9,615
Depreciation and amortization of premises and equipment	6,074	6,296	6,057
Net accretion on securities	178	1,362	2,406
Amortization of intangible assets	1,649	544	284
Stock-based compensation expense	2,509	358	196
Bank owned life insurance income	(1,629)	(1,347)	(1,487)
Deferred income tax expense	9,767	743	7,602
Proceeds from sale of loans held for sale	36,407	24,690	19,541
Originations and purchases of loans held for sale	(33,601)	(27,674)	(2,631)
Net gains on sales of loans held for sale	(85)	(55)	(89)
Net security losses (gains)	875	1,236	(216)
Net gain on sales of other real estate owned	(374)	(351)	(909)
Net gain on sale of branch	(470)	-	-
Tax benefit from exercise of stock options	-	1,057	1,336
Goodwill impairment	-	-	1,950
Net (increase) decrease in other assets	(18,800)	1,803	2,164
Net (decrease) increase in other liabilities	(2,325)	(5,506)	696
Net cash provided by operating activities	65,517	65,058	96,562

Investing activities
Cash paid for the acquisition of EPIC Advisors, Inc.	-	(6,129)	-
Net cash paid for sale of branch	(2,307)	-	-
Cash received for the sale of M. Griffith Inc.	-	1,016	-
Net cash used in CNB Bancorp, Inc. merger	(21,223)	-	-
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	217,232	173,460	262,999
Proceeds from sales	42,292	53,044	12,950
Purchases	(265,052)	(250,003)	(253,469)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	45,990	44,624	55,770
Purchases	(80,485)	(56,654)	(40,388)
Net increase in loans	(211,280)	(156,998)	(254,985)
Net decrease (increase) in Federal Reserve and FHLB stock	1,447	(3,417)	(2,799)
Purchases of premises and equipment, net	(4,176)	(6,055)	(7,357)
Proceeds from sales of other real estate owned	1,028	1,022	2,582
Net cash used in investing activities	(276,534)	(206,090)	(224,697)

Financing activities
Net increase in deposits	307,033	86,358	72,487
Net (decrease) increase in short-term borrowings	(99,569)	106,154	35,892
Proceeds from issuance of long-term debt	-	60,000	30,000
Repayments of long-term debt	(19,157)	(40,193)	(5,177)
Proceeds from the issuance of trust preferred debentures	51,547	5,155	-
Tax benefit from exercise of stock options	466	-	-
Proceeds from the issuance of shares to employee benefit plans and other stock plans	10,131	7,161	6,964
Purchase of treasury stock	(17,111)	(23,165)	(9,149)
Cash dividends and payment for fractional shares	(26,018)	(24,673)	(24,251)
Net cash provided by financing activities	207,322	176,797	106,766
Net (decrease) increase in cash and cash equivalents	(3,695)	35,765	(21,369)
Cash and cash equivalents at beginning of year	142,488	106,723	128,092
Cash and cash equivalents at end of year	$138,793	$142,488	$106,723

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$121,447	$76,563	$60,181
Income taxes	19,914	23,582	10,696
Noncash investing activities:
Loans transferred to OREO	$778	$360	$885
Adjustment to initially apply SFAS No. 158, net of tax	(7,621)	-	-
Dispositions:
Fair value of assets sold	$3,453	$1,405	$-
Fair value of liabilities transferred	5,760	389	-
Acquisitions:
Fair value of assets acquired	$422,097	$6,565	$-
Goodwill and identifiable intangible assets recognized in purchase combination	65,637	-	-
Fair value of liabilities assumed	360,648	435	-
Fair value of equity issued in purchase combination	50,525	-	-

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2006	2005	2004
Net income	$55,947	$52,438	$50,047
Other comprehensive income (loss), net of tax
Unrealized net holding losses arising during the year (pre-tax amounts of $737, $20,308, and $4,531)	(442)	(12,209)	(2,724)
Less reclassification adjustment for net losses (gains) related to securities available for sale included in net income (pre-tax amounts of $875, $1,236, and ($216))	526	743	(131)
Minimum pension liability adjustment (pre-tax amounts of $0, $0, and $147)	-	-	(89)
Total other comprehensive income (loss)	84	(11,466)	(2,944)
Comprehensive income	$56,031	$40,972	$47,103

See accompanying notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARIES:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under accounting principles generally accepted in the United States. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiaries CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

Nonmarketable equity securities are carried at cost, with the exception of investments owned by NBT Bank’s small business investment company (SBIC) subsidiary, which are carried at fair value in accordance with SBIC rules.

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

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123R”) using the modified-prospective transition method. Under this transition method, compensation cost in 2006 includes costs for stock options granted prior to but not vested as of December 31, 2005, and options vested in 2006. Therefore, results for prior periods have not been restated.

Previous to the adoption of SFAS No. 123R, the Company accounted for its stock-based compensation plans in accordance with the provisions of Accounting Principles board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. On January 1, 1996, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation” which permits entities to recognize as expense over the vesting period the estimated fair value of all stock based awards measured on the date of grant. Alternatively, SFAS No. 123 allowed entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock-based grants made in 1995 and thereafter as if the fair value based method defined in SFAS No. 123 had been applied. The Company elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

EARNINGS PER SHARE

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

OTHER FINANCIAL INSTRUMENTS

The Company is a party to certain other financial instruments with off-balance-sheet risk such as commitments to extend credit, unused lines of credit, as well as certain mortgage loans sold to investors with recourse. The Company’s policy is to record such instruments when funded and the funded status.

COMPREHENSIVE INCOME

At the Company, comprehensive income represents net income plus other comprehensive income, which consists primarily of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive (loss) income represents the net unrealized gains or losses on securities available for sale and the previously unrecognized portion of the funded status of employee benefit plans, net of income taxes, as of the consolidated balance sheet dates.

PENSION COSTS

The Company maintains a noncontributory, defined benefit pension plan covering substantially all employees, as well as supplemental employee retirement plans covering certain executives and a defined benefit postretirement healthcare plan that covers certain employees. Costs associated with these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses.

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires the Company to recognize the overfunded or underfunded status of a single employer defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not been included in net periodic benefit cost as of the end of 2006, the fiscal year in which SFAS No. 158 is initially applied, are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive loss for the adoption of SFAS No. 158 was $7.6 million.

TRUST

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company. Such assets totaled $2.5 billion and $2.2 billion at December 31, 2006 and 2005, respectively. Trust income is recognized on the accrual method based on contractual rates applied to the balances of trust accounts.

Recent Accounting Pronouncements

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

In July 2006, the FASB posted the final Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (“FIN 48”), which prescribes a minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 concludes that recognition of a tax position, based solely on its technical merits, occurs when the tax position is more-likely-than-not to be sustained upon examination. The tax benefit is measured as the largest amount of benefit that is more-likely-than-not to be realized upon ultimate settlement. In addition, FIN 48 expands disclosure requirements to include a tabular roll-forward of the beginning and ending aggregate unrecognized tax benefits as well as detail regarding tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will increase or decrease within 1 year. The adoption of FIN 48 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

In September 2006, the SEC published Staff Accounting Bulletin No. 108 - Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”) to provide guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 addresses the effects that unadjusted assets and liabilities of prior year errors have on current year financial statements. Registrants must quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. A registrant’s financial statements would require adjustment when a misstatement is quantified as material, after considering all relevant quantitative and qualitative factors. Restating prior periods is not mandatory, but financial statements covering the first fiscal year ending after November 15, 2006 should reflect the effects of prior year misstatements. The adoption of SAB 108 as of January 1, 2006 did not have a material effect on the Company's consolidated financial statements.

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

In connection with the Merger, the Company issued an aggregate of 2.1 million shares of Company common stock and $39 million in cash to the former holders of CNB common stock. In connection with acquisition of CNB, the Company formed NBT Statutory Trust II in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. The Company raised $51.5 million through NBT Statutory Trust II in February 2006.

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

(3)	EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the years presented in the consolidated statements of income:

	Years ended December 31,
	2006			2005			2004
(In thousands, except per share data)	Net income	Weighted average shares	Per share amount	Net income	Weigthed average shares	Per share amount	Net income	Weighted average shares	Per share amount
Basic earnings per share	$55,947	33,886	$1.65	$52,438	32,437	$1.62	$50,047	32,739	$1.53
Effect of dilutive securities
Stock based compensation		302			265			336
Contingent shares		18			8			12
Diluted earnings per share	$55,947	34,206	$1.64	$52,438	32,710	$1.60	$50,047	33,087	$1.51

There were approximately 356,000, 386,000, and 5,000 weighted average stock options for the years ended December 31, 2006, 2005, and 2004, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during these periods.

(4)	FEDERAL RESERVE BANK REQUIREMENT

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 20, 2006 was $62.9 million.

(5)	SECURITIES

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2006
U.S. Treasury	$10,516	$-	$29	$10,487
Federal Agency	343,529	550	2,366	341,713
State & municipal	99,724	2,099	122	101,701
Mortgage-backed	400,549	628	11,136	390,041
Collateralized mortgage obligations	241,984	198	3,412	238,770
Corporate	1,285	106	-	1,391
Other securities	18,861	3,428	70	22,219
Total securities available for sale	$1,116,448	$7,009	$17,135	$1,106,322
December 31, 2005
U.S. Treasury	$10,005	$-	$-	$10,005
Federal Agency	236,410	41	3,015	233,436
State & municipal	76,574	2,861	30	79,405
Mortgage-backed	448,496	1,186	10,517	439,165
Collateralized mortgage obligations	178,263	-	4,284	173,979
Corporate	1,184	137	-	1,321
Other securities	13,806	3,394	37	17,163
Total securities available for sale	$964,738	$7,619	$17,883	$954,474

In the available for sale category at December 31, 2006, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; Mortgaged-backed securities were comprised of GSEs with an amortized cost of $352.0 million and a fair value of $341.8 million and US Government Agency securities with an amortized cost of $48.5 million and a fair value of $48.2 million; Collateralized mortgage obligations were comprised of GSEs with an amortized cost of $164.8 million and a fair value of $163.0 million and US Government Agency securities with an amortized cost of $77.1 million and a fair value of $75.8 million. At December 31, 2006, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

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

The following table sets forth information with regard to sales transactions of securities available for sale:

	Years ended December 31
(In thousands)	2006	2005	2004
Proceeds from sales	$42,292	$53,044	$12,950
Gross realized gains	$618	$816	$457
Gross realized losses	(1,493)	(2,052)	(241)
Net securities (losses) gains	$(875)	$(1,236)	$216

At December 31, 2006 and 2005, securities available for sale with amortized costs totaling $951.4 million and $887.4 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at December 31, 2006, securities available for sale with an amortized cost of $143.9 million were pledged as collateral for securities sold under the repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2006
Mortgage-backed	$3,434	$63	$-	$3,497
State & municipal	132,213	345	435	132,123
Other securities	667	-	-	667
Total securities held to maturity	$136,314	$408	$435	$136,287
December 31, 2005
Mortgage-backed	$4,354	$128	$-	$4,482
State & municipal	87,582	352	488	87,446
Other securities	1,773	-	-	1,773
Total securities held to maturity	$93,709	$480	$488	$93,701

At December 31, 2006, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

The following table sets forth information with regard to investment securities with unrealized losses at December 31, 2006, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
Security Type:	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

December 31, 2006
U.S. Treasury	$5,464	$(28)	$57	$(1)	$5,521	$(29)
Federal agency	49,149	(183)	239,979	(2,182)	289,128	(2,365)
State & municipal	2,870	(8)	47,853	(549)	50,723	(557)
Mortgage-backed	81	-	338,008	(11,136)	338,089	(11,136)
Collateralized mortgage obligations	32	-	189,318	(3,413)	189,350	(3,413)
Other securities	-	-	484	(70)	484	(70)
Total securities with unrealized losses	$57,596	$(219)	$815,699	$(17,351)	$873,295	$(17,570)

December 31, 2005
U.S. Treasury	$-	$-	$58	$-	$58	$-
Federal agency	39,581	(351)	183,343	(2,664)	222,924	(3,015)
State & municipal	-	-	31,833	(519)	31,833	(519)
Mortgage-backed	-	-	388,309	(10,499)	388,309	(10,499)
Collateralized mortgage obligations	-	-	170,165	(4,301)	170,165	(4,301)
Other securities	-	-	559	(37)	559	(37)
Total securities with unrealized losses	$39,581	$(351)	$774,267	$(18,020)	$813,848	$(18,371)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2006, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2006, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2006:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$61,314	$61,107
From one to five years	266,686	264,821
From five to ten years	162,935	163,074
After ten years	606,652	595,101
	$1,097,587	$1,084,103
Debt securities classified as held to maturity
Within one year	$56,501	$56,494
From one to five years	35,517	35,298
From five to ten years	29,479	29,453
After ten years	14,817	15,042
	$136,314	$136,287

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issues that exceeded 10% of consolidated stockholders’ equity at December 31, 2006 and 2005.

(6)	LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of loans and leases, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2006	2005
Residential real estate mortgages	$739,607	$701,734
Commercial	658,647	569,021
Commercial real estate mortgages	581,736	558,684
Real estate construction and development	94,494	69,135
Agricultural and agricultural real estate mortgages	118,278	114,043
Consumer	586,922	463,955
Home equity	546,719	463,848
Lease financing	86,251	82,237
Total loans and leases	$3,412,654	$3,022,657

Real estate construction and development loans presented in 2005 have been reclassified to conform with current year presentation which represents the conversion of construction loans to permanent financing.

Included in the above loans and leases are net deferred loan origination costs totaling $2.3 million and $1.2 million at December 31, 2006 and December 31, 2005, respectively. Also included is unearned income of $7.5 million and $7.0 million at December 31, 2006 and 2005, respectively. Loans held for sale were $1.8 million and $3.4 million at December 31, 2006 and 2005, respectively.

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate mortgages. Loans classified as available for sale totaled approximately $0.5 million at December 31, 2006.

Changes in the allowance for loan and lease losses for the three years ended December 31, 2006, are summarized as follows:

	Years ended December 31,
(In thousands)	2006	2005	2004
Balance at January 1	$47,455	$44,932	$42,651
Allowance from purchase transaction	2,410	-	-
Provision	9,395	9,464	9,615
Recoveries	4,699	4,078	4,272
Charge-offs	(13,372)	(11,019)	(11,606)
Balance at December 31	$50,587	$47,455	$44,932

The following table sets forth information with regard to nonperforming loans:

	At December 31,
(In thousands)	2006	2005	2004
Loans in nonaccrual status	$13,665	$13,419	$14,991
Loans contractually past due 90 days or more and still accruing interest	1,642	878	1,186
Total nonperforming loans	$15,307	$14,297	$16,177

There were no material commitments to extend further credit to borrowers with nonperforming loans. There are no loans classified as troubled debt restructures at December 31, 2006, 2005, and 2004.

Accumulated interest on the above nonaccrual loans of approximately $1.0 million, $0.5 million, and $1.0 million would have been recognized as income in 2006, 2005, and 2004, respectively, had these loans been in accrual status. Approximately $0.4 million, $0.4 million, and $0.8 million of interest on the above nonaccrual loans was collected in 2006, 2005, and 2004, respectively.

Impaired loans, which primarily consist of nonaccruing commercial type loans, decreased slightly, totaling $9.3 million at December 31, 2006 as compared to $9.4 million at December 31, 2005. At December 31, 2006, $2.2 million of the total impaired loans had a specific reserve allocation of $0.2 million or 10% compared to $2.9 million of total impaired loans at December 31, 2005 which had no specific reserve allocation.

The following provides additional information on impaired loans for the periods presented:

	Years ended December 31,
(In thousands)	2006	2005	2004
Average recorded investment on impaired loans	$9,644	$9,908	$9,478
Interest income recognized on impaired loans	384	207	499
Cash basis interest income recognized on impaired loans	384	207	499

(7)	RELATED PARTY TRANSACTIONS

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

(In thousands)	2006	2005
Balance at January 1	$15,906	$16,820
New loans	11,274	2,823
Adjustment due to change in composition of related parties	(6,233)	-
Repayments	(5,042)	(3,737)
Balance at December 31	$15,905	$15,906

(8)	PREMISES AND EQUIPMENT, NET

A summary of premises and equipment follows:

	December 31,
(In thousands)	2006	2005
Land, buildings, and improvements	$84,146	$76,889
Equipment	64,465	62,497
Construction in progress	1,307	236
	149,918	139,622
Accumulated depreciation	82,936	75,929
Total premises and equipment	$66,982	$63,693

Land, buildings, and improvements with a carrying value of approximately $3.5 million and $3.8 million at December 31, 2006 and 2005, respectively, are pledged to secure long-term borrowings. Buildings and improvements are depreciated based on useful lives of 15 to 40 years. Equipment is depreciated based on useful lives of 3 to 10 years.

Rental expense included in occupancy expense amounted to $3.2 million in 2006, $3.0 million in 2005, and $2.7 million in 2004. The future minimum rental payments related to noncancelable operating leases with original terms of one year or more are as follows at December 31, 2006 (in thousands):

Future Minimum Rental Payments

2007	$2,931
2008	2,460
2009	2,007
2010	1,651
2011	1,576
Thereafter	11,006
Total	21,631

(9)	GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill by operating subsidiaries follows:

(In thousands)	January 1, 2006	Goodwill Acquired	Goodwill Disposed	December 31, 2006
NBT Bank, N.A.	$44,520	$55,614	$-	$100,134
NBT Financial Services, Inc.	3,024	-	-	3,024
Hathaway Agency, Inc.	-	198	-	198
Total	$47,544	$55,812	$-	$103,356

	January 1, 2005	Goodwill Acquired	Goodwill Disposed	December 31, 2005
NBT Bank, N.A.	$44,520	$-	$-	$44,520
NBT Financial Services, Inc.	1,050	3,024	1,050	3,024
Total	$45,570	$3,024	$1,050	$47,544

In February 2006, the Company acquired CNB. The acquisition resulted in increases to goodwill of $55.8 million, core deposit intangibles of $9.6 million and other intangibles of $0.3 million. The core deposit intangibles will be amortized over ten years on an accelerated basis.

In March 2005, the Company sold its broker/dealer subsidiary, M. Griffith Inc. In connection with the sale of M. Griffith Inc., goodwill was reduced by $1.1 million and was allocated against the sales price. In the fourth quarter of 2005, the Company recorded a $2.0 million goodwill impairment charge in connection with the above mentioned sale. A definitive agreement was signed by the Company and the acquirer in the fourth quarter of 2005. The negotiation and resolution of sale terms for M. Griffith Inc. during the fourth quarter of 2005 resulted in the goodwill impairment charge.

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

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets. These intangible assets are amortized over their estimated useful lives, which range primarily from one to twelve years.

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2006	2005
Core deposit intangibles
Gross carrying amount	$11,826	$2,186
Less: accumulated amortization	2,804	1,561
Net carrying amount	9,022	625

Identified intangible assets
Gross carrying amount	3,533	3,196
Less: accumulated amortization	936	530
Net carrying amount	2,597	2,666

Intangibles that will not amortize	365	517

Total intangibles with definite useful lives
Gross carrying amount	15,724	5,899
Less: accumulated amortization	3,740	2,091
Net carrying amount	$11,984	$3,808

Amortization expense on intangible assets with definite useful lives totaled $1.6 million for 2006, $0.5 million for 2005 and $0.3 million for 2004. Amortization expense on intangible assets with definite useful lives is expected to total $1.6 million for 2007, 1.5 million for 2008, $1.4 million for 2009, $1.3 million for 2010, $1.2 million for 2011 and $5.0 million thereafter.

(10)	DEPOSITS

The following table sets forth the maturity distribution of time deposits at December 31, 2006 (in thousands):

Time deposits
Within one year	$1,209,143
After one but within two years	291,417
After two but within three years	54,430
After three but within four years	11,167
After four but within five years	11,469
After five years	5,678
Total	$1,583,304

Time deposits of $100,000 or more aggregated $824.3 million and $591.8 million at year end 2006 and 2005, respectively.

(11)	SHORT-TERM BORROWINGS

Short-term borrowings total $345.4 million and $445.0 million at December 31, 2006 and 2005, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank (FHLB) advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB available for short-term financing of approximately $297 million and $143 million at December 31, 2006 and 2005, respectively.

Included in the information provided above, the Company has two lines of credit available with the FHLB, which are automatically renewed on July 30th of each year. The first is an overnight line of credit for approximately $100.0 million with interest based on existing market conditions. The second is a one-month overnight repricing line of credit for approximately $100.0 million with interest based on existing market conditions. As of December 31, 2006, there was $60.0 million (included in federal funds purchased) outstanding on these lines of credit. Borrowings on these lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows:

(In thousands)	2006	2005	2004
Federal funds purchased
Balance at year-end	$100,000	$145,000	$65,000
Average during the year	76,550	84,845	62,436
Maximum month end balance	122,000	145,000	106,000
Weighted average rate during the year	5.10%	3.55%	1.48%
Weighted average rate at December 31	5.36%	4.30%	2.36%

Securities sold under repurchase agreements
Balance at year-end	$95,158	$74,727	$73,573
Average during the year	89,934	82,658	76,120
Maximum month end balance	103,921	91,409	93,000
Weighted average rate during the year	3.32%	1.86%	0.93%
Weighted average rate at December 31	3.53%	2.82%	0.92%

Other short-term borrowings
Balance at year-end	$150,250	$225,250	$200,250
Average during the year	164,771	186,141	163,720
Maximum month end balance	225,250	225,250	200,250
Weighted average rate during the year	5.19%	3.46%	1.49%
Weighted average rate at December 31	5.44%	4.41%	2.41%

(12)	LONG-TERM DEBT

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans. A summary as of December 31, 2006 is as follows:

Maturity	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate
2007	93,700	4.35%	2,200	5.62%
2008	115,209	3.83%	35,000	5.29%
2009	75,000	5.25%	75,000	5.25%
2010	31,000	3.45%	31,000	3.45%
2011	3,815	5.00%	3,815	5.00%
2012	39	0.00%	-
2013	25,000	3.21%	25,000	3.21%
2016	70,000	3.82%	70,000	3.82%
2025	3,965	2.75%	-
	$417,728		$242,015

(13)	TRUST PREFERRED DEBENTURES

The Company has issued a total of $75 million of junior subordinated deferrable interest debentures to three wholly owned Delaware statutory business trusts, CNBF Capital Trust I (“CNBF Trust I”), NBT Statutory Trust I (“NBT Trust I”) and NBT Statutory Trust II (“NBT Trust II”) collectively referred to as the (“Trusts”). The Trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s consolidated financial statements. See Note 1 — Summary of Significant Accounting Policies for additional information about the Company’s consolidation policy. Details of the Company’s transactions with these trusts are presented below.

CNBF Trust I
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

NBT Trust I
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

NBT Trust II
In connection with acquisition of CNB, the Company formed NBT Trust II in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. NBT Trust II issued $50 million of fixed rate (at 6.195%) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on March 15, 2036 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after March 15, 2011 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. NBT Trust II also issued $1.5 million of common equity securities to the Company. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $51.5 million of fixed rate (at 6.195%) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.

With respect to the Trusts, the Company has the right to defer payments of interest on the debentures at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each deferral period in the case of the debentures issued to the Trusts. Under the terms of the debentures, in the event that under certain circumstances there is an event of default under the debentures or the Company has elected to defer interest on the debentures, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.

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

Despite the fact that the accounts of CNBF Trust I, NBT Trust I, and NBT Trust II are not included in the Company’s consolidated financial statements, the $74 million of the $75 million in trust preferred securities issued by these subsidiary trusts are included in the Tier 1 capital of the Company for regulatory capital purposes as allowed by the Federal Reserve Board (NBT Bank, NA owns $1.0 million of CNBF Trust I securities). In February 2006, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Corporation does not expect that the quantitative limits will preclude it from including the $74 million in trust preferred securities in Tier 1 capital. However, the trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

(14)	INCOME TAXES

The significant components of income tax expense attributable to operations are:

	Years ended December 31,
	2006	2005	2004
Current
Federal	$13,655	$22,125	$13,853
State	732	585	482
	14,387	22,710	14,335

Deferred
Federal	7,754	(177)	6,351
State	2,013	920	1,251
	9,767	743	7,602
Total income tax expense	$24,154	$23,453	$21,937

Not included in the above table are changes in deferred tax assets and liabilities that were recorded to stockholders’ equity of approximately ($6.5 million), ($8.8 million), and ($3.2 million) for 2006, 2005, and 2004, respectively, relating to unrealized gain (loss) on available for sale securities, tax benefits recognized with respect to stock options exercised, and tax benefit related to pension funding.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2006	2005
Deferred tax assets
Allowance for loan and lease losses	$19,202	$17,975
Deferred compensation	4,756	5,156
Postretirement benefit obligation	1,247	1,678
Writedowns on corporate debt securities	445	657
Accrued liabilities	2,258	523
New York State tax credit and net operating loss carryforward	527	784
Other	1,694	841
Total deferred tax assets	30,129	27,614
Deferred tax liabilities
Pension and executive retirement	12,008	6,837
Premises and equipment, primarily due to accelerated depreciation	2,772	3,039
Equipment leasing	23,051	20,999
Deferred loan costs	1,033	519
Intangible amortization	7,381	3,025
Other	924	652
Total deferred tax liabilities	47,169	35,071
Net deferred tax liability at year-end	(17,040)	(7,457)
Net deferred tax liability at beginning of year	(7,457)	(6,382)
Increase in net deferred tax liability	9,583	1,075
Purchase accounting adjustment	184	(332)
Deferred tax expense	$9,767	$743

The above table does not include the recorded deferred tax asset of $4.0 million as of December 31, 2006 and the deferred tax asset of $4.1 million as of December 31, 2005 related to the net unrealized holding gain/loss in the available-for-sale securities portfolio. The table also excludes a deferred tax asset of $5.4 million as of December 31, 2006 related to pension funding and a deferred tax asset of $0.2 million as of December 31, 2005 related to the SERP liability. The changes in these deferred assets are recorded directly in stockholders equity.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2006 and 2005.

At December 31, 2006, the Company has a New York State tax credit carryforward of $0.8 million which may be carried forward indefinitely.

The proposed 2007 New York State budget bill contains a provision that would disallow the exclusion of dividends paid by a real estate investment trust subsidiary (“REIT”). The bill, if enacted as proposed would be effective for taxable years beginning on or after January 1, 2007, and the Company would lose the tax benefit associated with the REIT. Had the provision been effective in 2006, it would have resulted in an increase in financial statement tax expense of $0.7 million.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

	Years ended December 31
(In thousands)	2006	2005	2004
Federal income tax at statutory rate	$28,035	$26,562	$25,193
Tax exempt income	(3,164)	(2,577)	(2,427)
Net increase in CSV of life insurance	(869)	(808)	(756)
State taxes, net of federal tax benefit	1,785	978	1,125
Other, net	(1,633)	(702)	(1,198)
Income tax expense	$24,154	$23,453	$21,937

(15)	STOCKHOLDERS’ EQUITY

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At December 31, 2006, approximately $68.1 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

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

(16)	REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and NBT Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2006 and 2005, the Company and NBT Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. As of December 31, 2006, the most recent notification from NBT Bank’s regulators categorized NBT Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized NBT Bank must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 capital to average asset ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NBT Bank’s category.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory ratio requirements
(Dollars in thousands)	Amount	Ratio	Minimum capital adequacy	For classification as well capitalized
As of December 31, 2006
Total capital (to risk weighted assets):
Company combined	$419,433	11.67%	8.00%	10.00%
NBT Bank	397,252	11.09%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company combined	374,436	10.42%	4.00%	6.00%
NBT Bank	352,391	9.83%	4.00%	6.00%
Tier I Capital (to average assets)
Company combined	374,436	7.57%	4.00%	5.00%
NBT Bank	352,391	7.16%	4.00%	5.00%

As of December 31, 2005
Total capital (to risk weighted assets)
Company combined	$350,819	11.05%	8.00%	10.00%
NBT Bank	336,900	10.65%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company combined	311,033	9.80%	4.00%	6.00%
NBT Bank	297,255	9.40%	4.00%	6.00%
Tier I Capital (to average assets)
Company combined	311,033	7.16%	4.00%	5.00%
NBT Bank	297,255	6.89%	4.00%	5.00%

(17)	EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT POSTRETIREMENT PLANS

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at December 31, 2006. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

In addition to the pension plan, the Company also provides supplemental employee retirement plans to certain current and former executives. These supplemental employee retirement plans and the defined benefit pension plan are collectively referred to herein as “Pension Benefits”.

Also, the Company provides certain health care benefits for retired employees. Benefits are accrued over the employees’ active service period. Only employees that were employed by NBT Bank on or before January 1, 2000 are eligible to receive postretirement health care benefits. The plan is contributory for participating retirees, requiring participants to absorb certain deductibles and coinsurance amounts with contributions adjusted annually to reflect cost sharing provisions and benefit limitations called for in the plan. Employees become eligible for these benefits if they reach normal retirement age while working for the Company. The Company funds the cost of postretirement health care as benefits are paid. The Company elected to recognize the transition obligation on a delayed basis over twenty years. These postretirement benefits are referred to herein as “Other Benefits”.

As discussed in Note 1, the Company adopted SFAS No. 158 effective December 31, 2006. SFAS No. 158 requires an employer to: (1) recognize the overfunded or underfunded status of defined benefit postretirement plans, which is measured as the difference between plan assets at fair value and the benefit obligation, as an asset or liability in its balance sheet; (2) recognize changes in that funded status in the year in which the changes occur through comprehensive income, except in year of adoption; and (3) measure the defined benefit plan assets and obligations as of the date of its year-end balance sheet. SFAS No. 158 does not change how an employer measures plan assets and benefit obligations as of the date of its balance sheet or how it determines the amount of net periodic benefit cost. The following table details the impact of adoption of SFAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006:

(in thousands)	Before Adoption of SFAS No. 158	12/31/06 Adjustments	After Adoption of SFAS No. 158

Prepaid pension	$30,831	$(11,919)	$18,912
Total assets	$5,099,491	$(11,919)	$5,087,572

Accrued postretirement benefit cost	$3,277	$562	$3,839
Accrued supplemental pension cost	6,258	13	6,271
Deferred tax liabilities, net	12,521	(4,873)	7,648
Total liabilities	$4,688,053	$(4,298)	$4,683,755

Accumulated other comprehensive loss	$(6,393)	$(7,621)	$(14,014)
Total stockholders' equity	$411,438	$(7,621)	$403,817

The components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other postretirement benefits, net of tax, at December 31, 2006 are summarized below. The Company expects that $0.5 million in net actuarial loss and $0.1 million in prior service cost will be recognized as components of net periodic benefit cost in 2007.

(In thousands)	Pension Benefits	Other Benefits	Total
Transition asset	$(244)	$-	$(244)
Net actuarial loss	6,817	1,493	8,310
Prior service cost	1,021	(1,150)	(129)
Total amounts recognized in accumulated other comprehensive loss	$7,594	$343	$7,937

A December 31 measurement date is used for the pension, supplemental pension and postretirement benefit plans. The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$45,987	$43,789	$3,852	$4,841
Merger with CNB Plan	7,704	-	-	-
Service cost	2,019	2,226	3	3
Interest cost	2,776	2,455	185	211
Plan participants' contributions	-	-	304	282
Actuarial (loss) gain	(21)	623	(347)	(711)
Amendments	-	292	537	-
Benefits paid	(5,609)	(3,428)	(695)	(774)
Prior service cost	47	30	-	-
Projected benefit obligation at end of year	52,903	45,987	3,839	3,852
Change in plan assets
Fair value of plan assets at beginning of year	44,656	44,500	-	-
Merger with CNB Plan	5,415	-	-	-
Actual return on plan assets	5,514	1,922	-	-
Employer contributions	15,568	1,662	391	492
Plan participants' contributions	-	-	304	282
Benefits paid	(5,609)	(3,428)	(695)	(774)
Fair value of plan assets at end of year	65,544	44,656	-	-

Funded status at year end	$12,641	$(1,331)	$(3,839)	$(3,852)

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the consolidated balance sheet at December 31, 2006. An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.

(In thousands)	Pension Benefits	Other Benefits
Other assets	$18,912	$-
Other liabilities	(6,271)	(3,839)
Funded status	$12,641	$(3,839)

Information concerning the funded status of the pension and other postretirement benefits plans and the amounts recognized in the consolidated balance sheet at December 31, 2005, prior to the adoption of SFAS No. 158, is summarized below:

(In thousands)	Pension Benefits	Other Benefits
Funded status	$(1,331)	$(3,852)
Unrecognized prior service cost	1,891	(2,688)
Unrecognized net loss	13,817	2,953
Unrecognized transition asset	(598)	-
Additional minimum liability	(1,256)	-
Net amount recognized	$12,523	$(3,587)
Components of net amount recognized:
Prepaid benefit cost	$17,423	$-
Accrued benefit liability	(4,900)	(3,587)
Net amount recognized	$12,523	$(3,587)

	Years ended December 31,
(In thousands)	2006	2005	2004
Weighted average assumptions:
Discount rate	5.80%	5.50%	5.75%
Expected long-term return on plan assets (for defined benefit pension plan only)	8.50%	8.50%	8.75%
Rate of compensation increase (for pension benefits only)	3.09%	3.75%	3.75%

The following assumptions were used to determine net periodic pension cost:
Discount rate	5.50%	5.75%	6.00%
Expected long-term return on plan assets	8.50%	8.75%	8.75%
Rate of compensation increase	3.75%	3.75%	3.75%

Net periodic benefit cost for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost
Service cost	$2,019	$2,226	$2,026	$3	$3	$35
Interest cost	2,776	2,455	2,377	185	212	277
Expected return on plan assets	3,952	3,828	3,740	-	-	-
Amortization of transition obligation	-	-	-	-	23	38
Amortization of initial unrecognized asset	(192)	(192)	(192)	-	-	-
Amortization of prior service cost	236	572	235	(266)	(265)	(265)
Amortization of unrecognized net gain	838	1,265	542	160	167	187
Net periodic pension cost	$9,629	$10,154	$8,728	$82	$140	$272

The following table sets forth estimated future benefit payments for the pension plans and other postretirement benefit plans:

Estimated future benefit payments (in thousands)	Pension Benefits	Other Benefits
2007	$3,804	$310
2008	3,819	274
2009	3,958	254
2010	3,969	260
2011	3,963	249
2012 - 2016	21,499	1,379

The Company is not required to make contributions to the plan in 2007

PLAN INVESTMENT POLICY AS OF DECEMBER 31, 2006:

The Company’s key investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions, at the appropriate levels of risk; to meet statutory requirements and regulatory agencies’ requirements; and to satisfy applicable accounting standards. The Company periodically evaluates the asset allocations, funded status, rate of return assumption and contribution strategy for satisfaction of our investment objectives. Generally, the investment manager allocates investments as follows: of 20-40% of the total portfolio in fixed income, 40-80% in equities, and 0-20% in cash. Only high-quality bonds should be included in the portfolio. All issues that are rated lower than A by Standard and Poor’s should be excluded. Equity securities at December 31, 2006 and 2005 do not include any NBT Bancorp Inc. common stock.

The following is a summary of the plan’s weighted average asset allocation at December 31, 2006:

(In thousands)	Actual Allocation	Percentage Allocation
Cash and Cash Equivalents	$14,381	21.9%
Equity Mutual Funds	$12,083	18.4%
US Government Bonds	13,780	21.0%
Corporate Bonds	3,444	5.3%
Common Stock	17,657	27.0%
Preferred Stock	780	1.2%
Partnerships	873	1.3%
Foreign Equity	2,546	3.9%
Total	$65,544	100.0%

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

	Percentage Allocation	Comparable Market Index	Expected Return Average
Money Market & Equivalents	22.30%	Lipper Money market Index	3.50%
Taxable Bonds	27.80%	Lehman Bros. Interm Govt. Index	5.30%
International Equities	3.50%	MSCI EAFE Gross Index	7.40%
US Equities	46.40%	S&P 500 Stock Index	9.70%
Total	100.00%	Expected Average Return:	8.10%

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2006 were assumed to be 10.0 and 13.0 percent, respectively. The rates were assumed to decrease gradually to 5.0 percent for fiscal year 2014 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2006:

(In thousands)	1-Percentage point increase	1-Percentage point decrease
Increase (decrease) on total service and interest cost components	$16	$(14)
Increase (decrease) on postretirement accumulated benefit obligation	307	(269)

EMPLOYEE 401(K) AND EMPLOYEE STOCK OWNERSHIP PLANS

At December 31, 2006, the Company maintains a 401(k) and employee stock ownership plan (the Plan). The Company contributes to the Plan based on employees’ contributions out of their annual salary. In addition, the Company may also make discretionary contributions to the Plan based on profitability. Participation in the plan is contingent upon certain age and service requirements. The recorded expenses associated with this plan were $1.4 million in 2006, $1.6 million in 2005, and $1.4 million in 2004.

STOCK OPTION PLANS

As discussed in Note 1, the Company adopted SFAS No. 123R using the modified-prospective transition method. Under this transition method, compensation cost in 2006 includes costs for stock options granted prior to but not vested as of December 31, 2005, and options vested in 2006. The adoption of SFAS No. 123R lowered income before income tax expense by approximately $1.8 million for the year ended December 31, 2006, compared to if we had continued to account for share-based compensation under APB No. 25, Accounting for Stock Issued to Employees.

At December 31, 2006, the Company had two stock option plans (Plans). Under the terms of the Plans, options are granted to directors and key employees to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted have a vesting period of four years and terminate eight or ten years from the date of the grant. Shares issued as a result of stock option exercises are funded from the Company’s treasury stock.

The per share weighted average fair value of stock options granted during 2006, 2005, and 2004 was $5.26, $5.88, and $5.81, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31. Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of the U.S. treasury issues with a term equal to the expected life of the option being valued:

Years ended December 31,
	2006	2005	2004
Dividend yield	3.08%-3.52%	3.05%-3.70%	3.01%-3.74%
Expected volatility	28.26%-28.62%	28.67%-30.00%	29.82%-31.65%
Risk-free interest rates	4.36%-5.04%	3.85%-4.36%	3.56%-4.41%
Expected life	7 years	7 years	7 years

Had the Company determined compensation cost based on the estimated fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years ended December 31,
	2005	2004
Net income
As reported	$52,438	$50,047
Add: Stock-based compensation expense included in reported net income, net of related tax effects	$370	$119
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,571)	(1,215)
Pro forma net income	$51,237	$48,951
Basic earnings per share
As reported	$1.62	$1.53
Pro forma	1.58	1.50
Diluted earnings per share
As reported	1.60	1.51
Pro forma	1.56	1.48

The following table summarizes information concerning stock options outstanding at December 31, 2006:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,916,624	$18.79
Granted	332,422	22.36
Granted in Connection with CNB Purchase	237,278	16.76
Exercised	(603,627)	16.76
Forfeited and Lapsed	(71,677)	22.03
Outstanding at December 31, 2006	1,811,020	$19.73	6.33	$10,469,701

Exercisable at December 31, 2006	1,169,611	$18.51	5.37	$8,185,795

Expected to Vest	574,934	$22.21	8.27	$1,896,562

The weighted-average fair market value of stock options granted for the twelve months ended December 31, 2006, was $5.26 per share. Total stock-based compensation expense for stock option awards totaled $1.8 million for the year ended December 31, 2006. The tax benefit recognized on stock-based compensation expense for stock option awards during 2006 totaled $0.7 million. Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Year ended
(dollars in thousands)	December 31, 2006	December 31, 2005
Proceeds from stock options exercised	$10,131	$6,795
Tax benefits related to stock options exercised	1,428	1,057
Intrinsic value of stock options exercised	4,010	2,913

The Company has outstanding restricted and deferred stock awards granted from various plans at December 31, 2006. The Company recognized $0.8 million in stock-based compensation expense related to these stock awards for the year ended December 31, 2006 and $0.7 million for the year ended December 31, 2005. The tax benefit recognized on restricted and deferred stock-based compensation expense during 2006 totaled $0.3 million and $0.3 million during 2005. Unrecognized compensation cost related to restricted stock awards totaled $1.4 million at December 31, 2006 and will be recognized over 3.5 years on a weighted average basis. Shares issued are funded from the Company’s treasury stock. The following table summarizes information for unvested restricted stock awards outstanding as of December 31, 2006:

	Number of Shares	Weighted-Average Grant Date Fair Value

Unvested Restricted Stock Awards
Unvested at January 1, 2006	37,935	$21.46
Forfeited	(3,725)	$22.66
Vested	(24,778)	$20.85
Granted	81,415	$22.43
Unvested at December 31, 2006	90,847	$22.45

The Company has 2.1 million securities remaining available to be granted as part of the stock option, restricted and all other equity compensation plans at December 31, 2006.

(18)	COMMITMENTS AND CONTINGENT LIABILITIES

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets. The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2006, approximately 58.6% of the Company’s loans are secured by real estate located in central and northern New York and northeastern Pennsylvania. Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

The total amount of loans serviced by the Company for unrelated third parties was approximately $105.0 million and $81.2 million at December 31, 2006 and 2005, respectively.

In the normal course of business there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the consolidated balance sheets or results of operations of the Company.

	At December 31,
(In thousands)	2006	2005
Unused lines of credit	$249,194	$230,863
Commitments to extend credits, primarily variable rate	287,104	266,274
Standby letters of credit	30,752	42,866
Loans sold with recourse	5,741	5,750

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. The fair value of the Company’s stand-by letters of credit at December 31, 2006 and 2005 was not significant.

(19)	PARENT COMPANY FINANCIAL INFORMATION

	December 31,
(In thousands)	2006	2005
Assets
Cash and cash equivalents	$15,054	$10,229
Securities available for sale, at estimated fair value	11,071	11,345
Investment in subsidiaries, on equity basis	463,633	342,699
Other assets	26,182	17,363
Total assets	$515,940	$381,636
Liabilities and Stockholders’ Equity
Total liabilities	$112,123	$47,693
Stockholders’ equity	403,817	333,943
Total liabilities and stockholders’ equity	$515,940	$381,636

	Years ended December 31,
(In thousands)	2006	2005	2004
Dividends from subsidiaries	$26,000	$35,400	$29,732
Management fee from subsidiaries	59,933	54,373	47,872
Interest and other dividend income	951	839	258
Net gain on sale of securities available for sale	-	-	4
Total revenue	86,884	90,612	77,866
Operating expenses	60,180	55,201	50,442
Income before income tax benefit and equity in undistributed income of subsidiaries	26,704	35,411	27,424
Income tax benefit	(301)	(728)	(993)
Equity in undistributed income of subsidiaries	28,942	16,299	21,630
Net income	$55,947	$52,438	$50,047

	Years ended December 31,
(In thousands)	2006	2005	2004
Operating activities
Net income	$55,947	$52,438	$50,047
Adjustments to reconcile net income to net cash provided by operating activities
Net gains on sale of securities available for sale	-	-	8
Tax benefit from exercise of stock options	-	1,057	1,336
Equity in undistributed income of subsidiaries in excess of distributions	(28,942)	(16,299)	(21,630)
Other, net	838	5,540	(2,061)
Net cash provided by operating activities	27,843	42,736	27,700
Investing activities
Proceeds from sales of securities available for sale	-	-	1,000
Cash used in CNB Bancorp, Inc. merger	(39,037)	-	-
Purchases of premises and equipment	(2,892)	(2,834)	(2,342)
Net cash used in investing activities	(41,929)	(2,834)	(1,342)
Financing activities
Proceeds from the issuance of shares to employee benefit plans and other stock plans	10,131	7,161	6,964
Payment on long-term debt	(104)	(100)	(90)
Proceeds from the issuance of trust preferred debentures	51,547	5,155	-
Purchase of treasury shares	(17,111)	(23,165)	(9,149)
Cash dividends and payment for fractional shares	(26,018)	(24,673)	(24,251)
Tax benefit from exercise of stock options	466	-	-
Net cash provided by (used in) financing activities	18,911	(35,622)	(26,526)
Net increase (decrease) in cash and cash equivalents	4,825	4,280	(168)
Cash and cash equivalents at beginning of year	10,229	5,949	6,117
Cash and cash equivalents at end of year	$15,054	$10,229	$5,949

A statement of changes in stockholders’ equity has not been presented since it is the same as the consolidated statement of changes in stockholders’ equity previously presented.

(20)	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

TRUST PREFERRED DEBENTURES

A significant portion of the outstanding balance at December 31, 2006 is variable rate in nature, as such the carrying value approximates fair value.

Estimated fair values of financial instruments at December 31 are as follows:

	2006		2005
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$138,793	$138,793	$142,488	$142,488
Securities available for sale	1,106,322	1,106,322	954,474	954,474
Securities held to maturity	136,314	136,287	93,709	93,701
Loans (1)	3,412,654	3,320,727	3,022,657	2,949,799
Less allowance for loan losses	50,587	-	47,455	-
Net loans	3,362,067	3,320,727	2,975,202	2,949,799
Accrued interest receivable	24,765	24,765	19,008	19,008
Financial liabilities
Savings, NOW, and money market	$1,566,557	$1,566,557	$1,325,166	$1,325,166
Time deposits	1,583,304	1,575,494	1,241,608	1,234,680
Noninterest bearing	646,377	646,377	593,422	593,422
Short-term borrowings	345,408	345,408	444,977	444,977
Long-term debt	417,728	411,161	414,330	407,783
Accrued interest payable	11,639	11,639	8,077	8,077
Trust preferred debentures	75,422	75,422	23,875	23,875

1.	Lease receivables, although excluded from the scope of SFAS No. 107, are included in the estimated fair value amounts at their carrying amounts.

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

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of NBT Bancorp Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that NBT Bancorp Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the NBT Bancorp Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
Albany, NY
February 27, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 1, 2007 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2006 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on May 1, 2007 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2006 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

EQUITY COMPENSATION PLAN INFORMATION

As of December 31, 2006, the following table summarizes the Company’s equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options	B. Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A.)
Equity compensation plans approved by stockholders	1,811,020	$19.73	2,136,065
Equity compensation plans not approved by stockholders	None	None	None

The remaining information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Income for each of the three years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2006, 2005 and 2004.

Notes to the Consolidated Financial Statements.

(a)(2) There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

(a)(3) See below for all exhibits filed herewith and the Exhibit Index.

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

10.5
NBT Bancorp Inc. Non-employee Directors Restricted and Deferred Stock Plan (filed as Appendix A of Registrant's Definitive Proxy Statement on Form 14A filed on April 4, 2003, and incorporated herein by reference).

10.6	NBT Bancorp Inc. Performance Share Plan (filed as Appendix B of Registrant's Definitive Proxy Statement on Form 14A filed on April 4, 2003, and incorporated herein by reference).
10.7	NBT Bancorp Inc. 2007 Executive Incentive Compensation Plan.
10.8
CNB Bancorp, Inc. Long-Term Incentive Compensation Plan (incorporated by reference to Appendix B of CNB Bancorp, Inc.’s definitive proxy statement filed with the SEC on March 14, 2002 and incorporated herein by reference).

10.9
2006 Non-Executive Restricted Stock Plan. (filed as Exhibit 99.1 to Registrant’s Form S-8 Registration Statement, file number 333-139956, filed on January 12, 2007, and incorporated herein by reference).

10.10
Form of Employment Agreement between NBT Bancorp Inc. and Daryl R. Forsythe made as of August 2, 2003. (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2003, filed on November 13, 2003 and incorporated herein by reference)

10.11
Amendment dated December 19, 2005 to Form of Employment Agreement between NBT Bancorp Inc. and Daryl R. Forsythe made as of August 2, 2003. (filed as Exhibit 10.10 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

10.12
Supplemental Retirement Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe as amended and restated Effective January 1, 2005. (filed as Exhibit 10.11 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

10.13
Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995. (filed as Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

10.14
Amendment dated January 28, 2002 to Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995. (filed as Exhibit 10.18 to Registrant's Form 10-K for the year ended December 31, 2001, filed on March 29, 2002 and incorporated herein by reference).

10.15
Form of Employment Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 1, 2006. (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, filed on May 9, 2006 and incorporated herein by reference).

10.16
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 20, 2006. (filed as Exhibit 10.16 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

10.17
First Amendment to Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich effective January 1, 2006. (filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, filed on May 9, 2006 and incorporated herein by reference).

10.18
Change in control agreement with Martin A. Dietrich as amended and restated July 23, 2001 (filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

10.19
Form of Employment Agreement between NBT Bancorp Inc. and Michael J. Chewens as amended and restated January 1, 2005. (filed as Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

10.20
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Michael J. Chewens made as of July 23, 2001 (filed as Exhibit 10.12 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).

10.21
Change in control agreement with Michael J. Chewens as amended and restated July 23, 2001 (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

10.22
Form of Employment Agreement between NBT Bancorp Inc. and David E. Raven as amended and restated January 1, 2005. (filed as Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

10.23
Change in control agreement with David E. Raven as amended and restated July 23, 2001 (filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).

10.24
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and David E. Raven made as of January 1, 2004. (filed as Exhibit 10.35 to Registrant's Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 and incorporated herein by reference).

10.25
Form of Employment Agreement between NBT Bancorp Inc. and Ronald M. Bentley made as of August 16, 2005 (filed as Exhibit 10.24 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

10.26
Change in control agreement with Ronald M. Bentley dated August 22, 2005 (filed as Exhibit 10.25 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

10.27	Description for Arrangement for Directors Fees.
21	A list of the subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as noted above.

(c)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, NBT Bancorp Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBT BANCORP INC. (Registrant)

March 1, 2007

/S/ Martin A. Dietrich
Martin A. Dietrich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Daryl R. Forsythe
Daryl R. Forsythe
Chairman and Director
Date:	March 1, 2007

/S/ Martin A. Dietrich
Martin A. Dietrich
NBT Bancorp Inc. President, CEO, and Director (Principal Executive Officer)
Date:	March 1, 2007

/S/ John C. Mitchell

John C. Mitchell, Director
Date:	March 1, 2007

/S/ Joseph G. Nasser

Joseph G. Nasser, Director
Date:	March 1, 2007

/S/ Peter B. Gregory

Peter B. Gregory, Director
Date:	March 1, 2007

/S/ William C. Gumble

William C. Gumble, Director
Date:	March 1, 2007

/S/ Michael H. Hutcherson

Michael H. Hutcherson, Director
Date:	March 1, 2007

/S/ Richard Chojnowski

Richard Chojnowski, Director
Date:	March 1, 2007

/S/ Michael M. Murphy

Michael M. Murphy, Director
Date:	March 1, 2007

/S/ Michael J. Chewens
Michael J. Chewens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	March 1, 2007

/S/ William L. Owens

William L. Owens, Director
Date:	March 1, 2007

/S/ Van Ness D. Robinson

Van Ness D. Robinson, Director
Date:	March 1, 2007

/S/ Joseph A. Santangelo

Joseph A. Santangelo, Director
Date:	March 1, 2007

/S/ Janet H. Ingraham

Janet H. Ingraham, Director
Date:	March 1, 2007

/S/ Paul D. Horger

Paul D. Horger, Director
Date:	March 1, 2007

/S/ Robert A. Wadsworth

Robert A. Wadsworth, Director
Date:	March 1, 2007

/S/ Patricia T. Civil

Patricia T. Civil, Director
Date:	March 1, 2007