Form 10-Q
period 2007-03-31
NBT BANCORP INC
filed 2007-05-10
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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
Yes   ☐   No   ☒

As of April 30, 2007, there were 34,011,906 shares outstanding of the Registrant's common stock, $0.01 par value.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended March 31, 2007

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share data)	March 31, 2007	Decmeber 31, 2006	March 31, 2006

Assets
Cash and due from banks	$132,494	$130,936	$123,593
Short-term interest bearing accounts	24,598	7,857	9,675
Securities available for sale, at fair value	1,116,205	1,106,322	1,112,118
Securities held to maturity (fair value $145,762, $136,287, and $102,338)	145,760	136,314	102,754
Federal Reserve and Federal Home Loan Bank stock	30,487	38,812	37,962
Loans and leases	3,395,476	3,412,654	3,247,841
Less allowance for loan and lease losses	50,554	50,587	49,818
Net loans and leases	3,344,922	3,362,067	3,198,023
Premises and equipment, net	65,784	66,982	67,889
Goodwill	103,420	103,356	102,692
Intangible assets, net	11,408	11,984	13,632
Bank owned life insurance	42,217	41,783	40,535
Other assets	83,486	81,159	76,978
Total assets	$5,100,781	$5,087,572	$4,885,851

Liabilities
Demand (noninterest bearing)	$624,171	$646,377	$618,531
Savings, NOW, and money market	1,632,222	1,566,557	1,546,840
Time	1,710,262	1,583,304	1,454,690
Total deposits	3,966,655	3,796,238	3,620,061
Short-term borrowings	204,421	345,408	329,702
Long-term debt	392,792	417,728	424,865
Trust preferred debentures	75,422	75,422	75,422
Other liabilities	53,911	48,959	50,047
Total liabilities	4,693,201	4,683,755	4,500,097

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at March 31, 2007, December 31, 2006 and March 31,2006	-	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at March 31, 2007, December 31, 2006 and March 31, 2006; issued 36,459,481, 36,459,491, and 36,459,560 at March 31, 2007, December 31, 2006, and March 31, 2006, respectively	365	365	365
Additional paid-in-capital	272,026	271,528	270,462
Retained earnings	198,948	191,770	170,330
Accumulated other comprehensive loss	(11,724)	(14,014)	(12,210)
Common stock in treasury, at cost, 2,463,124, 2,203,549 and 2,126,450 shares at March 31, 2007, December 31, 2006, and March 31, 2006, respectively	(52,035)	(45,832)	(43,193)
Total stockholders’ equity	407,580	403,817	385,754
Total liabilities and stockholders’ equity	$5,100,781	$5,087,572	$4,885,851

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Income (unaudited)	2007	2006
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$59,808	$52,833
Securities available for sale	13,467	11,877
Securities held to maturity	1,444	985
Other	740	611
Total interest, fee, and dividend income	75,459	66,306
Interest expense
Deposits	25,984	17,225
Short-term borrowings	3,092	3,937
Long-term debt	4,486	4,142
Trust preferred debentures	1,268	883
Total interest expense	34,830	26,187
Net interest income	40,629	40,119
Provision for loan and lease losses	2,096	1,728
Net interest income after provision for loan and lease losses	38,533	38,391
Noninterest income
Service charges on deposit accounts	4,469	4,219
Broker/ dealer and insurance revenue	1,083	908
Trust	1,437	1,358
Net securities losses	(5)	(934)
Bank owned life insurance	434	381
ATM fees	1,896	1,645
Retirement plan administration fees	1,592	1,231
Other	1,784	2,416
Total noninterest income	12,690	11,224
Noninterest expense
Salaries and employee benefits	15,964	15,748
Occupancy	3,169	2,988
Equipment	1,933	2,156
Data processing and communications	2,877	2,702
Professional fees and outside services	1,658	1,832
Office supplies and postage	1,296	1,181
Amortization of intangible assets	409	323
Loan collection and other real estate owned	377	211
Other	3,189	3,331
Total noninterest expense	30,872	30,472
Income before income tax expense	20,351	19,143
Income tax expense	6,219	5,555
Net income	$14,132	$13,588
Earnings per share
Basic	$0.41	$0.41
Diluted	$0.41	$0.40

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in-Capital	Retained Earnings	Unvested Awards Stock	Accumulated Other Comprehensive loss	Treasury Stock	Total
(in thousands, except share and per share data)

Balance at December 31, 2005	$344	$219,157	$163,989	$(457)	$(6,477)	$(42,613)	$333,943
Net income			13,588				13,588
Cash dividends - $0.19 per share			(6,550)				(6,550)
Purchase of 178,404 treasury shares						(4,055)	(4,055)
Issuance of 2,058,661 shares of common stock in connection With purchase business combination	21	48,604					48,625
Issuance of 237,278 incentive stock options in purchase transaction		1,955					1,955
Acquisition of 2,500 shares of company stock in purchase transaction						(55)	(55)
Issuance of 183,057 shares to employee benefit plans and Other stock plans, including tax benefit		234	(697)			3,788	3,325
Reclassification adjustment from the adoption of FAS123R				457		(457)	-
Stock-based compensation expense		756					756
Grant of 9,889 shares of restricted stock awards		(199)				199	-
Forfeit 2,625 shares of restricted stock		(45)					(45)
Other comprehensive loss					(5,733)		(5,733)
Balance at March 31, 2006	$365	$270,462	$170,330	-	$(12,210)	$(43,193)	$385,754

Balance at December 31, 2006	$365	$271,528	$191,770	$-	$(14,014)	$(45,832)	$403,817
Net income			14,132				14,132
Cash dividends - $0.19 per share			(6,531)				(6,531)
Purchase of 373,967 treasury shares						(8,562)	(8,562)
Net issuance of 89,862 shares to employee benefit plans and other stock plans, including tax benefit		167	(423)			1,851	1,595
Stock-based compensation		839					839
Grant of 24,530 shares of restricted stock awards		(508)				508	-
Other comprehensive income					2,290		2,290
Balance at March 31, 2007	$365	$272,026	$198,948	$-	$(11,724)	$(52,035)	$407,580

NBT Bancorp Inc. and Subsidiaries	Three Months Ended March 31,
Consolidated Statements of Cash Flows (unaudited)	2007	2006
(In thousands, except per share data)
Operating activities
Net income	$14,132	$13,588
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	2,096	1,728
Depreciation and amortization of premises and equipment	1,344	1,590
Net accretion on securities	19	135
Amortization of intangible assets	409	323
Stock-based compensation	839	711
Bank owned life insurance income	(434)	(381)
Proceeds from sale of loans held for sale	5,389	8,837
Originations and purchases of loans held for sale	(7,948)	(6,957)
Net gains on sales of loans held for sale	(43)	(60)
Net security losses	5	934
Net gain on sales of other real estate owned	(36)	(60)
Net gain on sale of branch	-	(470)
Net (increase) decrease in other assets	(2,135)	6,025
Net increase (decrease) in other liabilities	3,590	(2,199)
Net cash provided by operating activities	17,227	23,744
Investing activities
Net cash paid for sale of branch	-	(2,307)
Net cash used in CNB Bancorp, Inc. merger	-	(20,770)
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	56,182	45,451
Proceeds from sales	10,553	42,292
Purchases	(72,795)	(108,488)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	8,094	11,013
Purchases	(17,581)	(11,837)
Net decrease (increase) in loans	17,313	(38,054)
Net decrease in Federal Reserve and FHLB stock	8,325	2,297
Purchases of premises and equipment, net	(146)	(599)
Proceeds from sales of other real estate owned	131	210
Net cash provided by (used in) investing activities	10,076	(80,792)
Financing activities
Net increase in deposits	170,417	130,856
Net decrease in short-term borrowings	(140,987)	(115,275)
Repayments of long-term debt	(24,936)	(12,020)
Proceeds from the issuance of trust preferred debentures	-	51,547
Tax benefit from exercise of stock options	249	313
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,346	3,012
Purchase of treasury stock	(8,562)	(4,055)
Cash dividends and payment for fractional shares	(6,531)	(6,550)
Net cash (used in) provided by financing activities	(9,004)	47,828
Net increase (decrease) in cash and cash equivalents	18,299	(9,220)
Cash and cash equivalents at beginning of year	138,793	142,488
Cash and cash equivalents at end of year	$157,092	$133,268

Supplemental disclosure of cash flow information	Three Months Ended March 31,
Cash paid during the period for:	2007	2006
Interest	$33,783	$24,820
Income taxes	96	449
Noncash investing activities:
Loans transferred to OREO	$338	$164
Dispositions:
Fair value of assets sold	$-	$3,453
Fair value of liabilities transferred	-	5,760
Acquisitions:
Fair value of assets acquired	$-	$431,943
Goodwill and identifiable intangible assets recognized in purchase combination	-	65,572
Fair value of liabilities assumed	-	360,648
Fair value of equity issued in purchase combination	-	50,525

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended March 31,
Consolidated Statements of Comprehensive Income (unaudited)	2007	2006
(In thousands)
Net income	$14,132	$13,588
Other comprehensive income (loss), net of tax
Unrealized net holding gains (losses) arising during the year (pre-tax amounts of $3,806 and ($10,089))	2,233	(6,065)
Less reclassification adjustment for net losses related to securities available for sale included in net income (pre-tax amounts of $5 and $934)	3	561
Minimum pension liability adjustment	-	(229)
Changes in pension amounts previously recognized (pre-tax amounts of $90 and $0)	54	-
Total other comprehensive income (loss)	2,290	(5,733)
Comprehensive income	$16,422	$7,855

See accompanying notes to unaudited interim consolidated financial statements

NBT BANCORP INC. and Subsidiary
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly owned subsidiaries, NBT Bank, N.A., NBT Financial Services, Inc., Hathaway Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II.  Collectively, the Registrant and its subsidiaries are referred to herein as “the Company”. All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Note 3.	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 – Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement may change current practice.  Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. Early application of this Standard is encouraged. The Company is assessing the effect that SFAS 157 will have on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Finanical Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to voluntarily choose, at election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”).  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Earlier adoption of the Statement is permitted as of the beginning of an entity’s fiscal year, provided the choice to early adopt is made within 120 days of the beginning of the fiscal year of adoption and the entity has not yet issued financial statements for any interim period of that fiscal year.  In addition, in order to early adopt SFAS 159, an entity must also adopt all of the requirements of SFAS 157 (see above).  The Company is not adopting SFAS 159 early.

Note 4.	Business Combination

On February 10, 2006, the Company completed the acquisition through merger of CNB Bancorp, Inc. (“CNB”). CNB was a bank holding company for City National Bank and Trust Company (“CNB Bank”) and Hathaway Agency, Inc. (“Hathaway”), headquartered in Gloversville, NY.  CNB Bank conducted business from nine community bank offices in four upstate New York counties—Fulton, Hamilton, Montgomery and Saratoga. The stockholders of CNB received approximately $39 million in cash and 2,058,661 shares of NBT common stock. The aggregate transaction value was approximately $89.0 million. The transaction was accounted for under the purchase method of accounting. CNB had total assets of $399.0 million, loans of $197.6 million, deposits of $335.0 million and shareholders equity of $40.1 million.  As part of the merger, the Company acquired approximately $65.6 million in goodwill and identifiable intangibles.  CNB was merged with and into the Company, CNB Bank was merged with and into NBT Bank and Hathaway became a direct subsidiary of the Company. The results of operations are included in the consolidated financial statements from the date of acquisition, February 10, 2006.

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

Other real estate owned (OREO) consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by Generally Accepted Accounting Principles (“GAAP”).

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at March 31, 2007 and 2006, or December 31, 2006. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 6.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Commitments to extend credit and unused lines of credit totaled $534.5 million at March 31, 2007 and $536.3 million at December 31, 2006.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $27.9 million at March 31, 2007 and $30.8 million at December 31, 2006. As of March 31, 2007, the fair value of standby letters of credit was not material to the Company’s consolidated financial statements.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended March 31,	2007	2006
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	34,176	33,422
Net income available to common shareholders	$14,132	$13,588
Basic EPS	$0.41	$0.41

Diluted EPS:
Weighted average common shares outstanding	34,176	33,422
Dilutive effect of common stock options and restricted stock	281	324
Weighted average common shares and common share equivalents	34,457	33,746
Net income available to common shareholders	$14,132	$13,588
Diluted EPS	$0.41	$0.40

There were 272,565 stock options for the quarter ended March 31, 2007 and 375,211 stock options for the quarter ended March 31, 2006 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

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

The Components of pension expense and postretirement expense are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
Components of net periodic benefit cost:	2007	2006	2007	2006
Service Cost	$526	$517	$6	$1
Interest Cost	740	555	54	51
Expected return on plan assets	(1,343)	(905)	-	-
Net amortization	105	182	(15)	(24)
Total	$28	$349	$45	$28

The Company is not required to make contributions to the Plan in the remainder of 2007.  The Company recorded approximately $54,000, net of tax, as amortization of previously recognized pension amounts in Accumulated Other Comprehensive Income.

Note 9.	Trust Preferred Debentures

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

As of March 31, 2007, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

Note 10.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  As a result of the implementation of FIN 48, the Company was not required to recognize any change in the liability for unrecognized tax benefits.  The total unrecognized tax benefits upon adoption were approximately $2.6 million.  Included in this amount is $1.2 million which would impact the effective rate if recognized or reversed and $0.4 million which would impact goodwill.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, New York State, Pennsylvania and certain other states. The Company is currently under examination by the Internal Revenue Service for tax years 2003 and 2004.  All prior year federal returns are closed under the statute of limitations. The Company is also currently under examination by New York State for tax years 2000 through 2004.  It is likely that the examination phase of some of these audits will conclude in 2007, and it is reasonably possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

The Company’s policy is to accrue interest and penalties as part of income tax expense. As of the date of adoption of FIN 48, the Company had accrued $0.5 million of interest.  Interest accrued as of March 31, 2007 is $0.6 million.

NBT BANCORP INC. and Subsidiaries
Item 2 --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiaries, NBT Bank, N.A. (the Bank), NBT Financial Services, Inc. (NBT Financial), Hathaway Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II. (collectively referred to herein as the Company). This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2006 Form 10-K for an understanding of the following discussion and analysis.

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

Overview

The Company earned net income of $14.1 million ($0.41 diluted earnings per share) for the three months ended March 31, 2007 compared to net income of $13.6 million ($0.40 diluted earnings per share) for the three months ended March 31, 2006. The increase in net income from 2006 to 2007 was primarily the result of increases in net interest income of $0.5 million and noninterest income of $1.5 million.  These increases were partially offset by increases in total noninterest expense of $0.4 million, income tax expense of $0.7 million, and provision for loan and lease losses of $0.4 million. The increase in net interest income resulted primarily from 8% growth in average loans during the three months ended March 31, 2007 compared to the same period in 2006.  Included in noninterest income for the three months ended March 31, 2006 were $0.9 million in net losses from investment securities sales. Excluding the effect of these securities transactions in 2006, noninterest income increased $0.5 million or 4.4% compared to the same period in 2006. The increase in noninterest income resulted from increases in service charges on deposit accounts, ATM and debit card fees, retirement plan administration fees, trust administration fees, broker/dealer and insurance revenue, and bank owned life insurance income. The increase in total noninterest expense was due primarily to increases in salaries and employee benefits, office supplies and postage, occupancy expense, amortization of intangible assets, data processing and communications, and loan collection and other real estate owned expenses.

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

Table 1 - Performance Measures

2007	First Quarter
Return on average assets (ROAA)	1.13%
Return on average equity (ROAE)	14.06%
Net Interest Margin	3.63%

2006
Return on average assets (ROAA)	1.18%
Return on average equity (ROAE)	15.11%
Net Interest Margin	3.86%

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

Federal taxable equivalent (FTE) net interest income increased $0.8 million during the three months ended March 31, 2007, compared to the same period of 2006. The increase in FTE net interest income resulted primarily from 8.3% growth in average earning assets. The Company’s interest rate spread declined 31 bp during the three months ended March 31, 2007 compared to the same period in 2006.  The yield on earning assets for the period increased 32 bp, to 6.63% for the three months ended March 31, 2007 from 6.31% for the same period in 2006. Meanwhile, the rate paid on interest-bearing liabilities increased 63 bp, to 3.54% for the three months ended March 31, 2007 from 2.91% for the same period in 2006.

For the quarter ended March 31, 2007, total interest expense increased $8.6 million, primarily the result of the 50 bp increase in the Federal Funds target rate since March 31, 2006, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest-bearing liabilities increased $335.4 million for the three months ended March 31, 2007 when compared to the same period in 2006, principally from strong organic deposit growth as well as deposits assumed from the CNB transaction. Total average interest-bearing deposits increased $435.5 million for the three months ended March 31, 2007 when compared to the same period in 2006. The rate paid on average interest-bearing deposits increased 76 bp from 2.49% for the three months ended March 31, 2006 to 3.25% for the same period in 2007.  The increase in average interest-bearing deposits resulted from organic deposit growth as well as the previously mentioned deposits assumed from the CNB transaction, which increased average interest bearing deposits approximately $127.6 million for the three months ended March 31, 2007 as compared to March 31, 2006. For the quarter ended March 31, 2007, the Company experienced a shift in its deposit mix from savings and NOW accounts to money market and time deposit accounts, as interest sensitive customers shifted funds into higher paying interest bearing accounts. Savings and NOW accounts collectively decreased approximately $44.0 million and money market and time deposit accounts collectively increased approximately $479.4 million (time deposits was the primary driver of the increase). If short-term rates continue to rise, the Company anticipates that this trend will continue placing greater pressure on the net interest margin.

Total average borrowings, including trust preferred debentures, decreased $100.0 million for the three months ended March 31, 2007 compared with the same period in 2006.  Average short-term borrowings decreased by $106.3 million, from $371.6 million for the three months ended March 31, 2006 to $265.3 million for the three months ended March 31, 2007.  Despite this 28.6% decrease, interest expense from short-term borrowings only decreased $0.8 million, or 21.5%.  The rate paid on short-term borrowings increased from 4.30% for the three months ended March 31, 2006 to 4.73% for the same period in 2007.  Average trust preferred debentures increased $21.8 million for the three months ended March 31, 2007, compared with the same period in 2006, primarily from the issuance of $51.5 million in trust preferred debentures in February 2006 to fund the cash portion of the CNB transaction and to provide regulatory capital. The rate paid on trust preferred debentures increased to 6.82% for the three months ended March 31, 2007, compared with 6.68% for the same period in 2006, driven primarily by $51.5 million in trust preferred debentures issued in February 2006 with a fixed rate of 6.195% and $18.7 million in trust preferred debentures that reprice quarterly at 3-month LIBOR plus 275 bp.

Another important performance measurement of net interest income is the net interest margin. Despite a 31 bp decrease in the Company’s net interest spread, the net interest margin only declined by 23 bp to 3.63% for the three months ended March 31, 2007, compared with 3.86% for the same period in 2006. The Company thus far has mitigated some of the margin pressure by growing noninterest bearing demand deposit accounts. Average demand deposits increased $25.9 million or 8.9% for the three months ended March 31, 2007, compared to the same period in 2006.

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

Three months ended March 31,		2007			2006
(dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
ASSETS
Short-term interest bearing accounts	$9,255	$110	4.83%	$7,742	$78	4.09%
Securities available for sale (2)	1,123,414	14,057	5.07%	1,054,370	12,437	4.79%
Securities held to maturity (2)	140,856	2,173	6.26%	97,347	1,464	6.11%
Investment in FRB and FHLB Banks	34,804	630	7.34%	40,549	533	5.34%
Loans and leases (1)	3,398,590	60,001	7.16%	3,147,115	53,016	6.84%
Total interest earning assets	4,706,919	76,971	6.63%	4,347,123	67,528	6.31%
Other assets	361,572			319,040
Total assets	$5,068,491			$4,666,163

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$642,907	5,466	3.45%	$451,822	3,239	2.91%
NOW deposit accounts	441,230	945	0.87%	431,503	646	0.61%
Savings deposits	492,044	1,120	0.92%	545,754	1,076	0.80%
Time deposits	1,668,971	18,453	4.48%	1,380,617	12,264	3.61%
Total interest bearing deposits	3,245,152	25,984	3.25%	2,809,696	17,225	2.49%
Short-term borrowings	265,347	3,092	4.73%	371,632	3,937	4.30%
Trust preferred debentures	75,422	1,268	6.82%	53,658	883	6.68%
Long-term debt	406,603	4,486	4.47%	422,097	4,142	3.98%
Total interest bearing liabilities	3,992,524	34,830	3.54%	3,657,083	26,187	2.91%
Demand deposits	616,938			591,087
Other liabilities	51,510			52,978
Stockholders' equity	407,519			365,015
Total liabilities and stockholders' equity	$5,068,491			$4,666,163
Net interest income (FTE basis)		$42,141			$41,341
Interest rate spread			3.09%			3.40%
Net interest margin			3.63%			3.86%
Taxable equivalent adjustment		$1,512			$1,222
Net interest income		$40,629			$40,119

(1)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.
(2)	Securities are shown at average amortized cost.

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended March 31,
	Increase (Decrease) 2007 over 2006
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$17	$15	$32
Securities available for sale	840	780	1,620
Securities held to maturity	670	39	709
Investment in FRB and FHLB Banks	(83)	180	97
Loans and leases	4,363	2,622	6,985
Total interest income	5,769	3,674	9,443

Money market deposit accounts	1,547	680	2,227
NOW deposit accounts	15	284	299
Savings deposits	(112)	156	44
Time deposits	2,850	3,339	6,189
Short-term borrowings	(1,209)	364	(845)
Trust preferred debentures	366	19	385
Long-term debt	(156)	500	344
Total interest expense	2,557	6,086	8,643

Change in FTE net interest income	$3,212	$(2,412)	$800

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the years indicated:

	Three months ended March 31,
	2007	2006
(in thousands)
Trust	$1,437	$1,358
Service charges on deposit accounts	4,469	4,219
ATM fees	1,896	1,645
Broker/dealer and insurance fees	1,083	908
Net securities losses	(5)	(934)
Bank owned life insurance income	434	381
Retirement plan administration fees	1,592	1,231
Other	1,784	2,416
Total noninterest income	$12,690	$11,224

Noninterest income for the three months ended March 31, 2007, was $12.7 million, up $1.5 million or 13.1% from $11.2 million for the same period in 2006.  Fees from service charges on deposit accounts and ATM and debit cards collectively increased $0.5 million from growth in our debit card base as well as growth in our demand deposit accounts.  Retirement plan administration fees for the three months ended March 31, 2007, increased $0.4 million, compared with the same period in 2006, as a result of our growing client base.  Broker/dealer and insurance revenue for the three months ended March 31, 2007, increased $0.2 million in large part due to the growth in brokerage income from retail financial services as well as the addition of Hathaway Insurance Agency as part of the acquisition of CNB.  Bank-owned life insurance income for the three months ended March 31, 2007, increased $0.1 million, compared with the same period in 2006.  This increase was due in large part to the acquisition of CNB.  Trust administration income increased $0.1 million for the three months ended March 31, 2007, compared with the same period in 2006.  This increase stems from the increased market value of accounts, an increase in customer accounts as a result of the acquisition of CNB and successful business development.  Other noninterest income for the three months ended March 31, 2007, decreased $0.6 million, compared with the same period in 2006, primarily as a result of a gain on the sale of a branch in 2006.  Net securities losses for the three months ended March 31, 2007, were nominal, compared with net securities losses of $0.9 million for the three months ended March 31, 2006.  Excluding the effect of these securities transactions, noninterest income increased $0.5 million, or 4.4%, for the three months ended March 31, 2007, compared with the same period in 2006.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2007	2006
(in thousands)
Salaries and employee benefits	$15,964	$15,748
Occupancy	3,169	2,988
Equipment	1,933	2,156
Data processing and communications	2,877	2,702
Professional fees and outside services	1,658	1,832
Office supplies and postage	1,296	1,181
Amortization of intangible assets	409	323
Loan collection and other real estate owned	377	211
Other	3,189	3,331
Total noninterest expense	$30,872	$30,472

Noninterest expense for the three months ended March 31, 2007, was $30.9 million, up from $30.5 million for the same period in 2006. Office expenses, such as supplies and postage, occupancy, equipment and data processing and communications charges, increased collectively by $0.2 million, or 2.7%, for the three months ended March 31, 2007, compared with the same period in 2006.  Salaries and employee benefits increased $0.2 million, or 1.4%, for the three months ended March 31, 2007, over the same period in 2006.  Professional fees and services decreased $0.2 million, or 9.5%, for the three months ended March 31, 2007, compared with the same period in 2006 in large part due to a decrease in information technology and other consulting services.  Amortization expense increased $0.1 million for the three months ended March 31, 2007, over the same period in 2006.  This increase was due primarily to the acquisition of CNB in February 2006.  Loan collection and other real estate owned expenses increased $0.2 million for the three months ended March 31, 2007, over the same period in 2006.  This increase was due primarily to an increase in the amount of real estate taxes paid on foreclosures in 2007 compared with 2006. Other operating expense for the three months ended March 31, 2007, decreased $0.1 million, or 4.3%, compared with the same period in 2006.

Income Taxes

Income tax expense for the three months ended March 31, 2007, was $6.2 million, up from $5.6 million for the same period in 2006.  The effective rate for the three months ended March 31, 2007, was 30.6%, up from 29.0% for the same period in 2006. The increase in the effective tax rate for the three months ended March 31, 2007, versus the same period in 2006 resulted primarily from a tax refund received in the first quarter of 2006.

ANALYSIS OF FINANCIAL CONDITION

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Residential real estate mortgages	$738,336	$739,607	$747,912
Commercial	637,828	658,647	661,302
Commercial real estate mortgages	592,605	581,736	564,708
Real estate construction and development	82,040	94,494	77,682
Agricultural and agricultural real estate mortgages	119,399	118,278	114,008
Consumer	598,758	586,922	523,381
Home equity	541,352	546,719	477,173
Lease financing	85,158	86,251	81,675
Total loans and leases	$3,395,476	$3,412,654	$3,247,841

Real estate construction and development loans presented in March 2006 have been reclassified to conform with current year presentation which represents the conversion of construction loans to permanent financing

Total loans and leases were $3.4 billion, or 66.6% of assets, at March 31, 2007, $3.4 billion, or 67.1% of assets, at December 31, 2006, and $3.2 billion, or 66.5%, at March 31, 2006. Total loans and leases decreased slightly by $17.2 million or 0.5% from December 31, 2006 to March 31, 2007.  This decrease was due primarily to a 0.8% decrease in commercial and commercial real estate loans.  Home equity loans decreased $5.4 million, or 1.0%. Consumer loans, most notably indirect installment loans, increased $11.8 million or 2.0%.  Real estate construction and development loans decreased $12.5 million, or 13.2%, at March 31, 2007, as compared to December 31, 2006.

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

Average total earning securities increased $112.6 million for the three months ended March 31, 2007 when compared to the same period in 2006. The average balance of securities available for sale increased $69.0 million for the three months ended March 31, 2007 when compared to the same period in 2006.  The average balance of securities held to maturity increased $43.5 million for the three months ended March 31, 2007, compared to the same period in 2006. The average total securities portfolio represents 26.9% of total average earning assets for the three months ended March 31, 2007, up from 26.5% for the same period in 2006.

The following details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	At March 31,
	2007	2006
Mortgage-backed securities:
With maturities 15 years or less	26%	33%
With maturities greater than 15 years	4%	4%
Collateral mortgage obligations	19%	17%
Municipal securities	19%	16%
US agency notes	28%	26%
Other	4%	4%
Total	100%	100%

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan and lease losses to outstanding loans and leases at March 31, 2007 was 1.49% compared with 1.48% at December 31, 2006, and 1.53% at March 31, 2006.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Table 4
Allowance For Loan and Lease Losses

	Three months ended March 31,
(dollars in thousands)	2007		2006
Balance, beginning of period	$50,587		$47,455
Recoveries	1,444		1,175
Chargeoffs	(3,573)		(2,950)
Net chargeoffs	(2,129)		(1,775)
Allowance related to purchase acquisition	-		2,410
Provision for loan losses	2,096		1,728
Balance, end of period	$50,554		$49,818
Composition of Net Chargeoffs
Commercial and agricultural	$(701)	33%	$(858)	48%
Real estate mortgage	(307)	14%	(71)	4%
Consumer	(1,121)	53%	(846)	48%
Net chargeoffs	$(2,129)	100%	$(1,775)	100%
Annualized net chargeoff’s to average loans and leases	0.25%		0.23%

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

Total nonperforming assets were $18.0 million at March 31, 2007, $15.7 million at December 31, 2006, and $13.6 million at March 31, 2006.  Nonaccrual loans were $16.3 million at March 31, 2007, as compared to $13.7 million at December 31, 2006 and $12.6 million at March 31, 2006.  The increase in nonperforming assets from March 31, 2006 to March 31, 2007 was mainly attributable to increases in nonperforming small business and agricultural loans, primarily due to regional flooding as well as falling milk prices.  OREO increased from $0.3 million at March 31, 2006 to $0.6 million at March 31, 2007.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $70.9 million in potential problem loans at March 31, 2007 as compared to $69.8 million at December 31, 2006.  Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.”  At March 31, 2007, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Subsequent to March 31, 2007, the Company has identified $4.9 million of loans that has migrated to nonaccrual status as of the date of filing this 10-Q, of which $1.7 million was included in the potential problem loan balance at March 31, 2007.  The $4.9 million of new non-accrual loans consists of two commercial real estate relationships aggregating $3.0 million, with the remainder of the balance consisting of agricultural loans.  Also, subsequent to March 31, 2007, the Company has identified an additional $4.7 million in potential problem loans as of the date of filing this 10-Q.

Net chargeoffs totaled $2.1 million for the three months ended March 31, 2007, up $0.3 million from the $1.8 million charged off during the same period in 2006.  The provision for loan and lease losses totaled $2.1 million for the three months ended March 31, 2007, compared with the $1.7 million provided during the same period in 2006.

Table 5
Nonperforming Assets
(Dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Nonaccrual loans
Commercial and agricultural loans and real estate	$12,082	$9,346	$9,188
Real estate mortgages	2,290	2,338	1,816
Consumer	1,922	1,981	1,612
Total nonaccrual loans	16,294	13,665	12,616
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	138	-
Real estate mortgages	46	682	55
Consumer	1,023	822	665
Total loans 90 days or more past due and still accruing	1,069	1,642	720
Total nonperforming loans	17,363	15,307	13,336
Other real estate owned (OREO)	632	389	279
Total nonperforming assets	17,995	15,696	13,615
Total nonperforming loans to loans and leases	0.51%	0.45%	0.41%
Total nonperforming assets to assets	0.35%	0.31%	0.28%
Total allowance for loan and lease losses to nonperforming loans	291.16%	330.48%	373.56%

Deposits

Total deposits were $4.0 billion at March 31, 2007, up $170.4 million from year-end 2006, and up $346.6 million, or 9.6%, from the same period in the prior year.  The increase in deposits compared with March 31, 2006, was driven by organic deposit growth (driven primarily by time deposit growth). Total average deposits for the three months ended March 31, 2007 increased $461.3 million, or 13.6%, from the same period in 2006. The Company experienced an increase in average time deposits of $288.4 million or 20.9%, for the three months ended March 31, 2007 compared to the same period in 2006.  This increase in average time deposits was due to organic growth of approximately $230.9 million, as well as approximately $57.5 million resulting from the CNB transaction.  The Company experienced a shift in its deposit mix from interest sensitive customers into higher paying time accounts.  Average savings and NOW accounts experienced a decrease of $44.0 million for the three month period ending March 31, 2007 as compared to the same period in 2006.  This decrease was the result of the previously mentioned shift in deposit mix from lower cost deposit accounts to higher cost deposit accounts with more attractive interest rates (which have increased due to the rising rate environment). Average money market accounts increased $191.1 million for the three months ended March 31, 2007 from the same period in 2006, as organic money market account growth totaled approximately $167.9 million and approximately $23.2 million was attributed to the acquisition of CNB.  Average demand deposit accounts increased $25.9 million for the three months ended March 31, 2007 as compared to the same period in 2006.  This was due primarily to the CNB transaction, which accounted for approximately $21.3 million of the increase.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $204.4 million at March 31, 2007 compared to $345.4 million and $329.7 million at December 31, and March 31, 2006, respectively. Long-term debt was $392.8 million at March 31, 2007, and was $417.7 and $424.9 million at December 31, and March 31, 2006, respectively.  For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” on page 32 in this discussion.

Capital Resources

Stockholders' equity of $407.6 million represents 8.0% of total assets at March 31, 2007, compared with $385.8 million, or 7.9% as of March 31, 2006, and $403.8 million, or 7.9% at December 31, 2006.  On April 23, 2007, the NBT Board of Directors authorized a new repurchase program whereby NBT intends to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, as market conditions warrant in open market and privately negotiated transactions.  When this repurchase was authorized, there were 363,180 shares remaining under previous authorizations.  These remaining shares were combined with this new authorization, increasing the total shares available for repurchase to 1,363,180.  Under the authorized programs for the period, the Company purchased 373,967 shares of its common stock during the three months ended March 31, 2007, for a total of $8.6 million at an average price of $22.90 per share.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay out ratio.

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

Table 6

Capital Measurements
2007	March 31,
Tier 1 leverage ratio	7.60%
Tier 1 capital ratio	10.53%
Total risk-based capital ratio	11.78%
Cash dividends as a percentage of net income	46.21%
Per common share:
Book value	$11.99
Tangible book value	$8.61

2006	March 31,
Tier 1 leverage ratio	7.77%
Tier 1 capital ratio	10.30%
Total risk-based capital ratio	11.56%
Cash dividends as a percentage of net income	48.20%
Per common share:
Book value	$11.22
Tangible book value	$7.84

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.95 at March 31, 2007 and 2.07 in the comparable period of the prior year. The Company's price was 14.3 times trailing twelve months earnings at March 31, 2007, compared to 14.2 times for the same period last year.

Table 7
Quarterly Common Stock and Dividend Information
Quarter Endings	High	Low	Close	Cash Dividends Declared
2006
March 31	$23.90	$21.02	$23.25	$0.190
June 30	23.24	21.03	23.23	0.190
September 30	24.57	21.44	23.26	0.190
December 31	26.47	22.36	25.51	0.190
2007
March 31	$25.81	$21.73	$23.43	$0.200

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

Net interest income for the next 12 months in the + 200/- 200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2007 balance sheet position:

Table 8 Interest Rate Sensitivity Analysis
Change in interest rates (in basis points)	Percent change in net interest income
+200	(3.00%)
-200	(0.12%)

The Company has taken several measures to mitigate net interest margin compression. The Company began originating 20-year and 30-year residential real estate mortgages with the intent to sell beginning with the second quarter of 2005. Over time, the Company has shortened the average life of its investment securities portfolio by limiting purchases of mortgage-backed securities and redirecting proceeds into short-duration CMOs and US Agency notes and bonds. Lastly, the Company will continue to focus on growing noninterest bearing demand deposits and prudently managing deposit costs.

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At March 31, 2007, the Company’s Basic Surplus measurement was 8.92% of total assets or $453 million, which was above the Company’s minimum of 5% or $255 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position.  At March 31, 2007, the Company Basic Surplus improved compared to December 31, 2006, Basic Surplus of 7.9%, driven primarily by the CNB transaction.

The Company’s primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company’s subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At March 31, 2007, approximately $55.1 million of the total stockholders’ equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

Item 4.  Controls and Procedures

The  Company's  management,  including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as  of  March 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

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

Item 1A – Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
1/1/07 - 1/31/07	-	$-	-	737,147
2/1/07 - 2/28/07	-	-	-	737,147
3/1/07 - 3/31/07	373,967	22.90	373,967	363,180
Total	373,967	$22.90	373,967	363,180

(1)
On April 23, 2007, the NBT Board of Directors authorized a new repurchase program whereby NBT intends to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, as market conditions warrant in open market and privately negotiated transactions.  When this repurchase was authorized, there were 363,180 shares remaining under previous authorizations.  These remaining shares were combined with this new authorization, increasing the total shares available for repurchase to 1,363,180.  Under the authorized programs for the period, the Company purchased 373,967 shares of its common stock during the three months ended March 31, 2007, for a total of $8.6 million at an average price of $22.90 per share.

Item 3 -- Defaults Upon Senior Securities

None

Item 4 -- Submission of Matters to a Vote of Security Holders

None

Item 5 -- Other Information

On April 23, 2007, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.20 per share.  The cash dividend will be paid on June 15, 2007 to stockholders of record as of June 1, 2007.

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

10.1  Form of Employment Agreement between NBT Bancorp, Inc. and Jeffrey M. Levy made as of April 23, 2007.

10.2  Change in control agreement with Jeffrey M. Levy made as of April 23, 2007.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of May 2007.

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

10.1  Form of Employment Agreement between NBT Bancorp, Inc. and Jeffrey M. Levy made as of April 23, 2007.

10.2  Change in control agreement with Jeffrey M. Levy made as of April 23, 2007.

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