Form 10-Q
period 2007-06-30
NBT BANCORP INC
filed 2007-08-09
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
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
Yes   ☐   No   ☒

As of July 31, 2007, there were 33,326,160 shares outstanding of the Registrant's common stock, $0.01 par value.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended June 30, 2007

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	June 30,	December 31,	June 30,
(In thousands, except share and per share data)	2007	2006	2006
Assets
Cash and due from banks	$134,058	$130,936	$136,005
Short-term interest bearing accounts	7,252	7,857	9,575
Securities available for sale, at fair value	1,118,124	1,106,322	1,100,416
Securities held to maturity (fair value $146,944, $136,287, and $109,562)	147,537	136,314	110,331
Federal Reserve and Federal Home Loan Bank stock	33,061	38,812	40,338
Loans and leases	3,432,300	3,412,654	3,347,876
Less allowance for loan and lease losses	57,058	50,587	50,148
Net loans and leases	3,375,242	3,362,067	3,297,728
Premises and equipment, net	65,286	66,982	66,948
Goodwill	103,412	103,356	102,803
Intangible assets, net	10,998	11,984	13,338
Bank owned life insurance	42,667	41,783	40,926
Other assets	83,997	81,159	77,504
Total assets	$5,121,634	$5,087,572	$4,995,912

Liabilities
Demand (noninterest bearing)	$681,732	$646,377	$642,901
Savings, NOW, and money market	1,606,473	1,566,557	1,567,171
Time	1,670,961	1,583,304	1,537,829
Total deposits	3,959,166	3,796,238	3,747,901
Short-term borrowings	290,387	345,408	320,637
Long-term debt	352,151	417,728	421,736
Trust preferred debentures	75,422	75,422	75,422
Other liabilities	53,574	48,959	52,610
Total liabilities	4,730,700	4,683,755	4,618,306

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2007, December 31, 2006 and June 30, 2006	-	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at June 30, 2007, December 31, 2006 and June 30, 2006; issued 36,459,462, 36,459,491, and 36,459,537 at June 30, 2007, December 31, 2006, and June 30, 2006, respectively	365	365	365
Additional paid-in-capital	271,639	271,528	270,307
Retained earnings	204,175	191,770	177,808
Accumulated other comprehensive loss	(18,822)	(14,014)	(17,114)
Common stock in treasury, at cost, 3,091,395, 2,203,549 and 2,576,398 shares at June 30, 2007, December 31, 2006, and June 30, 2006, respectively	(66,423)	(45,832)	(53,760)
Total stockholders’ equity	390,934	403,817	377,606
Total liabilities and stockholders’ equity	$5,121,634	$5,087,572	$4,995,912

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Income (unaudited)	2007	2006	2007	2006
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$60,689	$57,085	$120,497	$109,918
Securities available for sale	13,562	13,084	27,029	24,961
Securities held to maturity	1,525	1,043	2,969	2,028
Other	719	619	1,459	1,230
Total interest, fee, and dividend income	76,495	71,831	151,954	138,137
Interest expense
Deposits	26,950	20,869	52,934	38,094
Short-term borrowings	2,918	4,111	6,010	8,048
Long-term debt	3,997	4,227	8,483	8,369
Trust preferred debentures	1,272	1,255	2,540	2,138
Total interest expense	35,137	30,462	69,967	56,649
Net interest income	41,358	41,369	81,987	81,488
Provision for loan and lease losses	9,770	1,703	11,866	3,431
Net interest income after provision for loan and lease losses	31,588	39,666	70,121	78,057
Noninterest income
Service charges on deposit accounts	4,936	4,493	9,405	8,712
Broker/ dealer and insurance revenue	1,093	967	2,176	1,875
Trust	1,792	1,459	3,229	2,817
Net securities gains (losses)	21	22	16	(912)
Bank owned life insurance	450	392	884	773
ATM and debit card fees	2,041	1,789	3,937	3,434
Retirement plan administration fees	1,601	1,431	3,193	2,662
Other	2,058	2,003	3,842	4,419
Total noninterest income	13,992	12,556	26,682	23,780
Noninterest expense
Salaries and employee benefits	13,022	16,335	28,986	32,083
Occupancy	2,585	2,747	5,754	5,735
Equipment	1,837	2,067	3,770	4,223
Data processing and communications	2,845	2,649	5,722	5,351
Professional fees and outside services	1,926	1,800	3,584	3,632
Office supplies and postage	1,334	1,456	2,630	2,637
Amortization of intangible assets	410	466	819	789
Loan collection and other real estate owned	228	289	605	500
Other	3,827	3,885	7,016	7,216
Total noninterest expense	28,014	31,694	58,886	62,166
Income before income tax expense	17,566	20,528	37,917	39,671
Income tax expense	5,502	6,359	11,721	11,914
Net income	$12,064	$14,169	$26,196	$27,757
Earnings per share
Basic	$0.36	$0.41	$0.77	$0.82
Diluted	$0.36	$0.41	$0.77	$0.81

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
					Accumulated
		Additional		Unvested	Other
	Common	Paid-in-	Retained	Awards	Comprehensive	Treasury
	Stock	Capital	Earnings	Stock	loss	Stock	Total
(in thousands, except share and per share data)

Balance at December 31, 2005	$344	$219,157	$163,989	$(457)	$(6,477)	$(42,613)	$333,943
Net income			27,757				27,757
Cash dividends - $0.38 per share			(13,044)				(13,044)
Purchase of 738,504 treasury shares						(16,501)	(16,501)
Issuance of 2,058,661 shares of common stock in connection with purchase business combination	21	48,604					48,625
Issuance of 237,278 incentive stock options in purchase transaction		1,955					1,955
Acquisition of 2,500 shares of company stock in purchase transaction						(55)	(55)
Issuance of 227,205 shares to employee benefit plans and other stock plans, including tax benefit		345	(894)			4,634	4,085
Reclassification adjustment from the adoption of FAS123R		(457)		457			-
Stock-based compensation expense		1,523					1,523
Grant of 41,408 shares of restricted stock		(835)				835	-
Forfeit 2,625 shares of restricted stock		15				(60)	(45)
Other comprehensive loss					(10,637)		(10,637)
Balance at June 30, 2006	$365	$270,307	$177,808	$-	$(17,114)	$(53,760)	$377,606

Balance at December 31, 2006	$365	$271,528	$191,770	$-	$(14,014)	$(45,832)	$403,817
Net income			26,196				26,196
Cash dividends - $0.39 per share			(13,291)				(13,291)
Purchase of 1,100,367 treasury shares						(25,037)	(25,037)
Net issuance of 142,582 shares to employee benefit plans and other stock plans, including tax benefit		134	(500)			2,979	2,613
Stock-based compensation		1,444					1,444
Grant of 69,939 shares of restricted stock awards		(1,467)				1,467	-
Other comprehensive loss					(4,808)		(4,808)
Balance at June 30, 2007	$365	$271,639	$204,175	$-	$(18,822)	$(66,423)	$390,934

NBT Bancorp Inc. and Subsidiaries	Six Months Ended June 30,
Consolidated Statements of Cash Flows (unaudited)	2007	2006
(In thousands, except per share data)
Operating activities
Net income	$26,196	$27,757
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	11,866	3,431
Depreciation and amortization of premises and equipment	2,688	3,114
Net accretion on securities	46	140
Amortization of intangible assets	819	789
Stock-based compensation	1,444	1,523
Bank owned life insurance income	(884)	(773)
Proceeds from sale of loans held for sale	13,164	14,977
Originations and purchases of loans held for sale	(14,024)	(12,806)
Net gains on sales of loans held for sale	(76)	(167)
Net security (gains) losses	(16)	912
Net gain on sales of other real estate owned	(131)	(167)
Net gain on sale of branch	-	(470)
Net (increase) decrease in other assets	(1,897)	8,726
Net increase in other liabilities	7,696	364
Net cash provided by operating activities	46,891	47,350
Investing activities
Net cash paid for sale of branch	-	(2,307)
Net cash used in CNB Bancorp, Inc. merger	-	(20,881)
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	101,382	89,093
Proceeds from sales	10,553	42,292
Purchases	(131,816)	(148,539)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	27,185	21,206
Purchases	(38,487)	(29,636)
Net increase in loans	(25,060)	(139,871)
Net decrease (increase) in Federal Reserve and FHLB stock	5,751	(79)
Purchases of premises and equipment, net	(992)	(1,182)
Proceeds from sales of other real estate owned	495	397
Net cash used in investing activities	(50,989)	(189,507)
Financing activities
Net increase in deposits	162,928	258,696
Net decrease in short-term borrowings	(55,021)	(124,340)
Repayments of long-term debt	(65,577)	(15,149)
Proceeds from the issuance of trust preferred debentures	-	51,547
Tax benefit from exercise of stock options	359	432
Proceeds from the issuance of shares to employee benefit plans and other stock plans	2,254	3,608
Purchase of treasury stock	(25,037)	(16,501)
Cash dividends and payment for fractional shares	(13,291)	(13,044)
Net cash provided by financing activities	6,615	145,249
Net increase in cash and cash equivalents	2,517	3,092
Cash and cash equivalents at beginning of period	138,793	142,488
Cash and cash equivalents at end of period	$141,310	$145,580

Supplemental disclosure of cash flow information	Six Months Ended June 30,
Cash paid during the period for:	2007	2006
Interest	$69,241	$54,888
Income taxes	5,752	9,496
Noncash investing activities:
Loans transferred to OREO	$955	$389
Dispositions:
Fair value of assets sold	$-	$3,453
Fair value of liabilities transferred	-	5,760
Acquisitions:
Fair value of assets acquired	$-	$432,054
Fair value of liabilities assumed	-	360,648
Net cash and cash equivalents used in merger	-	20,881
Fair value of equity issued in purchase combination	-	50,525

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Comprehensive Income (unaudited)	2007	2006	2007	2006
(In thousands)
Net income	$12,064	$14,169	$26,196	$27,757
Other comprehensive loss, net of tax
Unrealized net holding losses arising during the year (pre-tax amounts of $(11,918), $(8,134), $(8,112), and $(18,224))	(7,174)	(4,890)	(4,941)	(10,955)
Less reclassification adjustment for net (gains) losses related to securities available for sale included in net income (pre-tax amounts of $(21), $(22), $(16) and $912)	(13)	(13)	(10)	547
Minimum pension liability adjustment	-	-	-	(229)
Amortization of previously recorded benefit plan amounts (pre-tax amounts of $149, $0, $239 and $0)	89	-	143	-
Total other comprehensive loss	(7,098)	(4,903)	(4,808)	(10,637)
Comprehensive income	$4,966	$9,266	$21,388	$17,120

See accompanying notes to unaudited interim consolidated financial statements

NBT BANCORP INC. and Subsidiary
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

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

Note 2.                 Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly owned subsidiaries, NBT Bank, N.A., NBT Financial Services, Inc., Hathaway Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II.  Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.”  All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Note 3.                 New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 – Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement may change current practice.  Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. Early application of this Standard is encouraged. The Company is assessing the effect that SFAS 157 will have on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 allows entities to voluntarily choose, at election dates, to measure many financial assets and financial liabilities (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”).  The election is made on an instrument-by-instrument basis and is irrevocable.  If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings.  The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is assessing the effect that SFAS 159 will have on our consolidated financial position, results of operations and cash flows.

Note 4.                 Business Combination

On February 10, 2006, the Company completed the acquisition through merger of CNB Bancorp, Inc. (“CNB”). CNB was a bank holding company for City National Bank and Trust Company (“CNB Bank”) and Hathaway Agency, Inc. (“Hathaway”), headquartered in Gloversville, NY.  CNB Bank conducted business from nine community bank offices in four upstate New York counties—Fulton, Hamilton, Montgomery and Saratoga. The stockholders of CNB received approximately $39 million in cash and 2,058,661 shares of NBT common stock. The aggregate transaction value was approximately $89.0 million. The transaction was accounted for under the purchase method of accounting. CNB had total assets of $399.0 million, loans of $197.6 million, deposits of $335.0 million and shareholders equity of $40.1 million.  As part of the merger, the Company recorded approximately $65.6 million in goodwill and identifiable intangibles.  CNB was merged with and into the Company, CNB Bank was merged with and into NBT Bank and Hathaway became a direct subsidiary of the Company. The results of operations are included in the consolidated financial statements from the date of acquisition, February 10, 2006.

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

Other real estate owned (“OREO”) consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at June 30, 2007 and 2006, or December 31, 2006. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 6.                 Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Commitments to extend credit and unused lines of credit totaled $514.1 million at June 30, 2007 and $536.3 million at December 31, 2006.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $36.0 million at June 30, 2007 and $30.8 million at December 31, 2006. As of June 30, 2007, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended June 30,	2007	2006
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	33,694	34,164
Net income available to common shareholders	$12,064	$14,169
Basic EPS	$0.36	$0.41
Diluted EPS:
Weighted average common shares outstanding	33,694	34,164
Dilutive effect of common stock options and restricted stock	242	307
Weighted average common shares and common share equivalents	33,936	34,471
Net income available to common shareholders	$12,064	$14,169
Diluted EPS	$0.36	$0.41

Six months ended June 30,	2007	2006
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	33,934	33,795
Net income available to common shareholders	$26,196	$27,757
Basic EPS	$0.77	$0.82
Diluted EPS:
Weighted average common shares outstanding	33,934	33,795
Dilutive effect of common stock options and restricted stock	261	316
Weighted average common shares and common share equivalents	34,195	34,111
Net income available to common shareholders	$26,196	$27,757
Diluted EPS	$0.77	$0.81

There were 620,788 stock options for the quarter ended June 30, 2007 and 690,941 stock options for the quarter ended June 30, 2006 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 298,693 stock options for the six months ended June 30, 2007 and 382,016 stock options for the six months ended June 30, 2006 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 8.                 Nonperforming Loans

The following table sets forth information with regard to nonperforming loans:

	June 30,	December 31,	June 30,
(In thousands)	2007	2006	2006
Loans in nonaccrual status	$33,730	$13,665	$12,277
Loans contractually past due 90 days or more and still accruing interest	689	1,642	580
Total nonperforming loans	$34,419	$15,307	$12,857

There were no material commitments to extend further credit to borrowers with nonperforming loans. There are no loans classified as troubled debt restructures at June 30, 2007, December 31, 2006 and June 30, 2006.

Accumulated interest on the above nonaccrual loans of approximately $0.7 million and $0.3 million would have been recognized as income for the six month periods ending at June 30, 2007 and June 30, 2006, respectively, had these loans been in accrual status.  Accumulated interest on the above nonaccrual loans of approximately $0.5 million and $0.2 million would have been recognized as income for the three month periods ending at June 30, 2007 and June 30, 2006, respectively, had these loans been in accrual status.  Approximately $0.5 million and $0.3 million of interest on the above nonaccrual loans was collected for the six month periods ending June 30, 2007 and June 30, 2006, respectively.  Approximately $0.3 million and $0.2 million of interest on the above nonaccrual loans was collected for the three month periods ending June 30, 2007 and June 30, 2006, respectively.

Impaired loans, which primarily consist of nonaccruing commercial, small business and agricultural loans, totaled $29.3 million at June 30, 2007, $9.3 million at December 31, 2006, and $8.4 million at June 30, 2006.  At June 30, 2007, $20.3 million of the total impaired loans had a specific reserve allocation of $8.3 million or 41.2%, as compared with $2.2 million of total impaired loans at December 31, 2006 which had a specific reserve allocation of $0.2 million or 9.6%.  There was no specific reserve allocation for the impaired loans at June 30, 2006.

The following provides additional information on impaired loans for the periods presented:

	June 30,	December 31,	June 30,
(In thousands)	2007	2006	2006
Average recorded investment on impaired loans	$16,495	$9,644	$9,427
Interest income recognized on impaired loans	216	384	152
Cash basis interest income recognized on impaired loans	216	384	152

Note 9.                 Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at June 30, 2007. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

In addition to the pension plan, the Company also provides supplemental employee retirement plans to certain current and former executives.  These supplemental employee retirement plans and the defined benefit pension plan are collectively referred to herein as “Pension Benefits.”

Also, the Company provides certain health care benefits for retired employees.  Benefits are accrued over the employees’ active service period. Only employees that were employed by NBT Bank on or before January 1, 2000 are eligible to receive postretirement health care benefits.  The plan is contributory for participating retirees, requiring participants to absorb certain deductibles and coinsurance amounts with contributions adjusted annually to reflect cost sharing provisions and benefit limitations called for in the plan.  Eligibility is contingent upon the direct transition from active employment status to retirement without any break in employment from NBT.  Employees also must be participants in the Company’s medical plan prior to their retirement.  The Company funds the cost of postretirement health care as benefits are paid. The Company elected to recognize the transition obligation on a delayed basis over twenty years.  These postretirement benefits are referred to herein as “Other Benefits.”

The Components of pension expense and postretirement expense are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
Components of net periodic benefit cost:	2007	2006	2007	2006
Service Cost	$527	$536	$6	$1
Interest Cost	740	606	53	51
Expected return on plan assets	(1,403)	(980)	-	-
Net amortization	163	182	(14)	(24)
Total	$27	$344	$45	$28

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
Components of net periodic benefit cost:	2007	2006	2007	2006
Service Cost	$1,053	$1,053	$12	$2
Interest Cost	1,480	1,161	107	102
Expected return on plan assets	(2,746)	(1,885)	-	-
Net amortization	268	364	(29)	(48)
Total	$55	$693	$90	$56

The Company is not required to make contributions to the Plan in the remainder of 2007.  The Company recorded approximately $143,000, net of tax, as amortization of previously recognized pension amounts in Accumulated Other Comprehensive Income as of June 30, 2007.

Note 10.               Trust Preferred Debentures

CNBF Capital Trust I is a Delaware statutory business trust formed in 1999, for the purpose of issuing $18 million in trust preferred securities and lending the proceeds to the Company. NBT Statutory Trust I is a Delaware statutory business trust formed in 2005, for the purpose of issuing $5 million in trust preferred securities and lending the proceeds to the Company. NBT Statutory Trust II is a Delaware statutory business trust formed in 2006, for the purpose of issuing $50 million in trust preferred securities and lending the proceeds to the Company to provide funding for the acquisition of CNB Bancorp, Inc. These three statutory business trusts are collectively referred herein as “the Trusts.”  The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.  The Trusts are variable interest entities (“VIEs”) for which the Company is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003) (FIN 46R).” In accordance with FIN 46R, which was implemented in the first quarter of 2004, the accounts of the Trusts are not included in the Company’s consolidated financial statements.

As of June 30, 2007, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Trust Preferred Debt Owed To Trust	Final Maturity date
CNBF Capital Trust I	August-99	18,000	3-month LIBOR plus 2.75%	18,720	August-29

NBT Statutory Trust I	November-05	5,000	6.30% Fixed *	5,155	December-35

NBT Statutory Trust II	February-06	50,000	6.195% Fixed *	51,547	March-36

* Fixed for 5 years, converts to floating at 3-month LIBOR plus 140 basis points (“bp”).

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

Note 11.               Income Taxes

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, New York State, Pennsylvania and certain other states.  The Company settled its examination of tax years 2004 and 2005 with the Internal Revenue Service during the second quarter of 2007.  The settlement of the exam did not result in a material change in the liability for unrecognized tax benefits.  All prior year federal returns are closed under the statute of limitations. The Company is also currently under examination by New York State for tax years 2000 through 2002.  It is reasonably possible that a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.

The Company’s policy is to accrue interest and penalties as part of income tax expense. As of the date of adoption of FIN 48, the Company had accrued $0.5 million of interest.  Interest accrued as of June 30, 2007 is $0.6 million.

NBT BANCORP INC. and Subsidiaries
Item 2 --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiaries, NBT Bank, N.A. (the Bank), NBT Financial Services, Inc. (NBT Financial), Hathaway Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (collectively referred to herein as the Company). This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2006 Form 10-K for an understanding of the following discussion and analysis.

FORWARD LOOKING STATEMENTS

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” or other similar terms.   There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may affect interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards or tax laws, may adversely affect the businesses in which the Company is engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; (7) adverse changes may occur in the securities markets or with respect to inflation; (8) acts of war or terrorism; (9) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (10) internal control failures; and (11) the Company’s success in managing the risks involved in the foregoing.

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

Overview

The Company earned net income of $26.2 million ($0.77 diluted earnings per share) for the six months ended June 30, 2007 compared to net income of $27.8 million ($0.81 diluted earnings per share) for the six months ended June 30, 2006. The decrease in net income from 2006 to 2007 was primarily the result of an $8.4 million increase in provision for loan and lease losses compared to the same period last year.  The increase in provision for loan and lease losses was partially offset by an increase in noninterest income of $2.9 million and a decrease in noninterest expense of $3.3 million.  Although net interest margin declined by 17 bp from 3.80% to 3.63% for the six months ended June 30, 2007 compared to June 30, 2006, net interest income remained relatively flat due to an increase in average earning assets of $258.5 million.  Included in noninterest income for the six months ended June 30, 2006 were $0.9 million in net losses from investment securities sales. Excluding the effect of these securities transactions in 2006, noninterest income increased $2.0 million or 8.0% compared to the same period in 2006. The increase in noninterest income for the six months ended June 30, 2007 resulted from increases in service charges on deposit accounts, ATM and debit card fees, retirement plan administration fees, trust administration fees, broker/dealer and insurance revenue, and bank owned life insurance income. The decrease in total noninterest expense for the six months ended June 30, 2007 was due primarily to a decrease of $3.1 million, or 9.7%, in salaries and employee benefits.  This decrease was due primarily to a reduction in incentive compensation and pension expenses incurred in 2007.

The Company earned net income of $12.1 million ($0.36 diluted earnings per share) for the three months ended June 30, 2007 compared to net income of $14.2 million ($0.41 diluted earnings per share) for the three months ended June 30, 2006. The decrease in net income from 2006 to 2007 was primarily the result of an $8.1 million increase in provision for loan and lease losses compared to the same period last year.  The increase in provision for loan and lease losses was partially offset by an increase in noninterest income of $1.4 million and a decrease in noninterest expense of $3.7 million, while net interest income remained relatively flat at $41.4 million.  Although net interest margin declined by 10 bp from 3.73% to 3.63% for the three months ended June 30, 2007 compared to June 30, 2006, net interest income remained relatively flat due to an increase in average earning assets of $158.3 million.  The increase in noninterest income resulted from increases in service charges on deposit accounts, ATM and debit card fees, retirement plan administration fees, trust administration fees, broker/dealer and insurance revenue, and bank owned life insurance income. The decrease in total noninterest expense was due primarily to a decrease of $3.3 million, or 20.3%, in salaries and employee benefits.  This decrease was due primarily to a reduction in incentive compensation and pension expenses incurred in 2007.  Office expenses, such as supplies and postage, occupancy, equipment and data processing and communications charges, decreased by $0.3 million, or 3.6%, for the three months ended June 30, 2007, compared with the same period in 2006.  Income tax expense for the three months ended June 30, 2007, was $5.5 million, down from $6.4 million for the same period in 2006.

Table 1 depicts several annualized measurements of performance using GAAP net income. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Net interest margin, which is the net FTE interest income divided by average earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the cost of funding. Interest income for tax-exempt securities and loans is adjusted to a taxable equivalent basis using the statutory Federal income tax rate of 35%.

Table 1 - Performance Measures

	First	Second	Six
2007	Quarter	Quarter	Months
Return on average assets (ROAA)	1.13%	0.95%	1.04%
Return on average equity (ROAE)	14.06%	11.90%	12.98%
Net Interest Margin	3.63%	3.63%	3.63%

2006
Return on average assets (ROAA)	1.18%	1.15%	1.17%
Return on average equity (ROAE)	15.11%	14.71%	14.93%
Net Interest Margin	3.86%	3.73%	3.80%

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

FTE net interest income increased $0.5 million during the six months ended June 30, 2007, compared to the same period of 2006. The increase in FTE net interest income resulted primarily from 5.8% growth in average earning assets. The Company’s interest rate spread declined 24 bp during the six months ended June 30, 2007 compared to the same period in 2006.  The yield on earning assets for the period increased 26 bp, to 6.62% for the six months ended June 30, 2007 from 6.36% for the same period in 2006. Meanwhile, the rate paid on interest-bearing liabilities increased 50 bp, to 3.53% for the six months ended June 30, 2007 from 3.03% for the same period in 2006.

FTE net interest income decreased nominally during the three months ended June 30, 2007, compared to the same period of 2006. The Company’s interest rate spread declined 18 bp during the three months ended June 30, 2007 compared to the same period in 2006.  The yield on earning assets for the period increased 20 bp, to 6.60% for the three months ended June 30, 2007 from 6.40% for the same period in 2006, while average earning assets increased by 3.5%.  Meanwhile, the rate paid on interest-bearing liabilities increased 38 bp, to 3.52% for the three months ended June 30, 2007 from 3.14% for the same period in 2006.

For the six months ended June 30, 2007, total interest expense increased $13.3 million, primarily the result of the 100 bp increase in the Federal Funds target rate since January 1, 2006, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest-bearing liabilities increased $227.5 million for the six months ended June 30, 2007 when compared to the same period in 2006, principally from organic deposit growth as well as deposits assumed from the CNB transaction. Total average interest-bearing deposits increased $350.9 million for the six months ended June 30, 2007 when compared to the same period in 2006. The rate paid on average interest-bearing deposits increased 63 bp from 2.63% for the six months ended June 30, 2006 to 3.26% for the same period in 2007.  The increase in average interest-bearing deposits resulted from organic deposit growth as well as the previously mentioned deposits assumed from the CNB transaction.  For the six months ended June 30, 2007, the Company experienced a shift in its deposit mix from savings and NOW accounts to money market and time deposit accounts, as interest sensitive customers shifted funds into higher paying interest bearing accounts. Savings and NOW accounts collectively decreased approximately $41.8 million and money market and time deposit accounts collectively increased approximately $392.8 million (time deposits was the primary driver of the increase).

For the three months ended June 30, 2007, total interest expense increased $4.7 million.  Average interest-bearing liabilities increased $120.7 million for the three months ended June 30, 2007 when compared to the same period in 2006, from organic deposit growth.  Total average interest-bearing deposits increased $267.3 million for the three months ended June 30, 2007 when compared to the same period in 2006. The rate paid on average interest-bearing deposits increased 52 bp from 2.75% for the three months ended June 30, 2006 to 3.27% for the same period in 2007.  The increase in average interest-bearing deposits resulted from organic deposit growth. For the three months ended June 30, 2007, the Company experienced a shift in its deposit mix from savings and NOW accounts to money market and time deposit accounts, as interest sensitive customers shifted funds into higher paying interest bearing accounts. Savings and NOW accounts collectively decreased approximately $39.7 million and money market and time deposit accounts collectively increased approximately $307.0 million (time deposits was the primary driver of the increase). If short-term rates continue to rise, the Company anticipates that this trend will continue placing greater pressure on the net interest margin.

Total average borrowings, including trust preferred debentures, decreased $123.4 million for the six months ended June 30, 2007 compared with the same period in 2006.  Average short-term borrowings decreased by $101.4 million, from $359.0 million for the six months ended June 30, 2006 to $257.7 million for the six months ended June 30, 2007.  Despite this 28.2% decrease, interest expense from short-term borrowings only decreased $2.0 million, or 25.3%.  The rate paid on short-term borrowings increased from 4.53% for the six months ended June 30, 2006 to 4.70% for the same period in 2007.  Average trust preferred debentures increased $10.8 million for the six months ended June 30, 2007, compared with the same period in 2006, primarily from the issuance of $51.5 million in trust preferred debentures in February 2006 to fund the cash portion of the CNB transaction and to provide regulatory capital.  The rate paid on trust preferred debentures increased to 6.79% for the six months ended June 30, 2007, compared with 6.69% for the same period in 2006, driven primarily by $51.5 million in trust preferred debentures issued in February 2006 with a fixed rate of 6.195% and $18.7 million in trust preferred debentures that reprice quarterly at 3-month LIBOR plus 275 bp.

Total average borrowings, including trust preferred debentures, decreased $146.6 million for the three months ended June 30, 2007 compared with the same period in 2006.  Average short-term borrowings decreased by $96.5 million, from $346.6 million for the three months ended June 30, 2006 to $250.1 million for the three months ended June 30, 2007.  Interest expense from short-term borrowings decreased $1.2 million, or 29.0%.  The rate paid on short-term borrowings decreased from 4.76% for the three months ended June 30, 2006 to 4.68% for the same period in 2007.  Average trust preferred debentures remained consistent at $75.4 million for the three months ended June 30, 2007 and June 30, 2006.  The rate paid on trust preferred debentures increased to 6.76% for the three months ended June 30, 2007, compared with 6.67% for the same period in 2006, driven primarily by $51.5 million in trust preferred debentures issued in February 2006 with a fixed rate of 6.195% and $18.7 million in trust preferred debentures that reprice quarterly at 3-month LIBOR plus 275 bp.

Another important performance measurement of net interest income is the net interest margin.  Despite a 24 bp decrease in the Company’s net interest spread, the net interest margin only declined by 17 bp to 3.63% for the six months ended June 30, 2007, compared with 3.80% for the same period in 2006. The Company thus far has mitigated some of the margin pressure by growing noninterest bearing demand deposit accounts. Average demand deposits increased $19.5 million or 3.2% for the six months ended June 30, 2007, compared to the same period in 2006.

Despite an 18 bp decrease in the Company’s net interest spread, the net interest margin only declined by 10 bp to 3.63% for the three months ended June 30, 2007, compared with 3.73% for the same period in 2006. The Company thus far has mitigated some of the margin pressure by growing noninterest bearing demand deposit accounts. Average demand deposits increased $13.1 million or 2.1% for the three months ended June 30, 2007, compared to the same period in 2006.

Table 2
Average Balances and Net Interest Income
The following tables include the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

Six months ended June 30,		2007			2006
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$8,934	$218	4.93%	$7,543	$172	4.61%
Securities available for sale (1)	1,126,209	28,223	5.05%	1,093,566	26,136	4.83%
Securities held to maturity (1)	144,683	4,488	6.26%	99,425	3,013	6.12%
Investment in FRB and FHLB Banks	33,684	1,241	7.43%	40,357	1058	5.30%
Loans and leases (2)	3,410,928	120,879	7.15%	3,225,053	110,291	6.91%
Total interest earning assets	4,724,438	155,049	6.62%	4,465,944	140,670	6.36%
Other assets	359,215			336,389
Total assets	$5,083,653			$4,802,333

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$650,693	11,113	3.44%	$493,194	7,591	3.11%
NOW deposit accounts	447,886	1,805	0.81%	436,799	1377	0.64%
Savings deposits	496,670	2,262	0.92%	549,594	2,260	0.83%
Time deposits	1,681,119	37,754	4.53%	1,445,854	26,866	3.75%
Total interest bearing deposits	3,276,368	52,934	3.26%	2,925,441	38,094	2.63%
Short-term borrowings	257,687	6,010	4.70%	359,039	8,048	4.53%
Trust preferred debentures	75,422	2,540	6.79%	64,600	2138	6.69%
Long-term debt	390,233	8,483	4.38%	423,142	8,369	4.00%
Total interest bearing liabilities	3,999,710	69,967	3.53%	3,772,222	56,649	3.03%
Demand deposits	622,083			602,632
Other liabilities	54,732			51,821
Stockholders' equity	407,128			375,658
Total liabilities and stockholders' equity	$5,083,653			$4,802,333
Net interest income (FTE basis)		$85,082			$84,021
Interest rate spread			3.09%			3.33%
Net interest margin			3.63%			3.80%
Taxable equivalent adjustment		$3,095			$2,533
Net interest income		$81,987			$81,488

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

Three months ended June 30,		2007			2006
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$8,618	$108	5.04%	$7,346	$89	4.86%
Securities available for sale (1)	1,128,973	14,167	5.03%	1,132,330	13,699	4.85%
Securities held to maturity (1)	148,467	2,315	6.26%	101,481	1,549	6.12%
Investment in FRB and FHLB Banks	32,576	611	7.53%	40,166	530	5.29%
Loans and leases (2)	3,423,130	60,878	7.13%	3,302,136	57,275	6.96%
Total interest earning assets	4,741,764	78,079	6.60%	4,583,459	73,142	6.40%
Other assets	356,885			353,548
Total assets	$5,098,649			$4,937,007

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$658,394	5,647	3.44%	$534,112	4,352	3.27%
NOW deposit accounts	454,468	860	0.76%	442,037	731	0.66%
Savings deposits	501,246	1,142	0.91%	553,393	1,184	0.86%
Time deposits	1,693,133	19,301	4.57%	1,510,373	14,602	3.88%
Total interest bearing deposits	3,307,241	26,950	3.27%	3,039,915	20,869	2.75%
Short-term borrowings	250,112	2,918	4.68%	346,585	4,111	4.76%
Trust preferred debentures	75,422	1,272	6.76%	75,422	1255	6.67%
Long-term debt	374,042	3,997	4.29%	424,176	4,227	4.00%
Total interest bearing liabilities	4,006,817	35,137	3.52%	3,886,098	30,462	3.14%
Demand deposits	627,172			614,049
Other liabilities	57,919			50,677
Stockholders' equity	406,741			386,183
Total liabilities and stockholders' equity	$5,098,649			$4,937,007
Net interest income (FTE basis)		$42,942			$42,680
Interest rate spread			3.08%			3.26%
Net interest margin			3.63%			3.73%
Taxable equivalent adjustment		$1,584			$1,311
Net interest income		$41,358			$41,369

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended June 30,
	Increase (Decrease)
	2007 over 2006
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$16	$3	$19
Securities available for sale	(41)	509	468
Securities held to maturity	732	34	766
Investment in FRB and FHLB Banks	(113)	194	81
Loans and leases	2,130	1,473	3,603
Total interest income	2,568	2,369	4,937

Money market deposit accounts	1,056	239	1,295
NOW deposit accounts	21	108	129
Savings deposits	(116)	74	(42)
Time deposits	1,894	2,805	4,699
Short-term borrowings	(1,127)	(66)	(1,193)
Trust preferred debentures	-	17	17
Long-term debt	(522)	292	(230)
Total interest expense	970	3,705	4,675

Change in FTE net interest income	$1,598	$(1,336)	$262

Six months ended June 30,
	Increase (Decrease)
	2007 over 2006
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$33	$13	$46
Securities available for sale	795	1,292	2,087
Securities held to maturity	1,402	73	1,475
Investment in FRB and FHLB Banks	(195)	378	183
Loans and leases	6,498	4,090	10,588
Total interest income	8,340	6,039	14,379

Money market deposit accounts	2,622	900	3,522
NOW deposit accounts	36	392	428
Savings deposits	(229)	231	2
Time deposits	4,771	6,117	10,888
Short-term borrowings	(2,352)	314	(2,038)
Trust preferred debentures	364	38	402
Long-term debt	(679)	793	114
Total interest expense	3,567	9,751	13,318

Change in FTE net interest income	$4,773	$(3,712)	$1,061

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the years indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
(in thousands)
Service charges on deposit accounts	$4,936	$4,493	$9,405	$8,712
Broker/dealer and insurance fees	1,093	967	2,176	1,875
Trust	1,792	1,459	3,229	2,817
Net securities gains (losses)	21	22	16	(912)
Bank owned life insurance income	450	392	884	773
ATM fees	2,041	1,789	3,937	3,434
Retirement plan administration fees	1,601	1,431	3,193	2,662
Other	2,058	2,003	3,842	4,419
Total noninterest income	$13,992	$12,556	$26,682	$23,780

Noninterest income for the three months ended June 30, 2007, was $14.0 million, up $1.4 million or 11.4% from $12.6 million for the same period in 2006.  Fees from service charges on deposit accounts and ATM and debit cards collectively increased $0.7 million from growth in our debit card base as well as growth in our demand deposit accounts.  Retirement plan administration fees for the three months ended June 30, 2007, increased $0.2 million, compared with the same period in 2006, as a result of our growing client base.  Broker/dealer and insurance revenue for the three months ended June 30, 2007, increased $0.1 million in large part due to the growth in brokerage income from retail financial services.  Bank-owned life insurance income for the three months ended June 30, 2007, increased $0.1 million, compared with the same period in 2006. Trust administration income increased $0.3 million for the three months ended June 30, 2007, compared with the same period in 2006.  This increase stems from market appreciation of existing accounts and an increase in customer accounts resulting from successful business development.

Noninterest income for the six months ended June 30, 2007, was $26.7 million, up $2.9 million or 12.2% from $23.8 million for the same period in 2006.  Fees from service charges on deposit accounts and ATM and debit cards collectively increased $1.2 million from growth in our debit card base as well as growth in our demand deposit accounts.  Retirement plan administration fees for the six months ended June 30, 2007, increased $0.5 million, compared with the same period in 2006, as a result of our growing client base.  Broker/dealer and insurance revenue for the six months ended June 30, 2007, increased $0.3 million in large part due to the growth in brokerage income from retail financial services as well as the addition of Hathaway Insurance Agency as part of the acquisition of CNB.  Bank-owned life insurance income for the six months ended June 30, 2007, increased $0.1 million, compared with the same period in 2006.  This increase was due in large part to the acquisition of CNB.  Trust administration income increased $0.4 million for the six months ended June 30, 2007, compared with the same period in 2006.  This increase stems from market appreciation of existing accounts and an increase in customer accounts resulting from successful business development.  Other noninterest income for the six months ended June 30, 2007, decreased $0.6 million, compared with the same period in 2006, primarily as a result of a gain on the sale of a branch in 2006.  Net securities gains for the six months ended June 30, 2007, were nominal, compared with net securities losses of $0.9 million for the six months ended June 30, 2006.  Excluding the effect of these securities transactions, noninterest income increased $2.0 million, or 8.0%, for the six months ended June 30, 2007, compared with the same period in 2006.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
(in thousands)
Salaries and employee benefits	$13,022	$16,335	$28,986	$32,083
Occupancy	2,585	2,747	5,754	5,735
Equipment	1,837	2,067	3,770	4,223
Data processing and communications	2,845	2,649	5,722	5,351
Professional fees and outside services	1,926	1,800	3,584	3,632
Office supplies and postage	1,334	1,456	2,630	2,637
Amortization of intangible assets	410	466	819	789
Loan collection and other real estate owned	228	289	605	500
Other	3,827	3,885	7,016	7,216
Total noninterest expense	$28,014	$31,694	$58,886	$62,166

Noninterest expense for the three months ended June 30, 2007, was $28.0 million, down from $31.7 million for the same period in 2006. This decrease was principally the result of a decrease of $3.3 million, or 20.3%, in salaries and employee benefits.  This decrease was due primarily to a reduction in incentive compensation and pension expenses incurred during the period, as well as a reduction in full-time equivalent employees.  Office expenses, such as supplies and postage, occupancy, equipment and data processing and communications charges, decreased collectively by $0.3 million, or 3.6%, for the three months ended June 30, 2007, compared with the same period in 2006 as the Company focused on cost structure and improving efficiency.

Noninterest expense for the six months ended June 30, 2007, was $58.9 million, down from $62.2 million for the same period in 2006.  This decrease was principally the result of a decrease of $3.1 million, or 9.7%, in salaries and employee benefits.  This decrease was due primarily to a reduction in incentive compensation and a reduction in pension expenses due to a $15 million contribution to the defined benefit plan in 2006.  Office expenses, such as supplies and postage, occupancy, equipment and data processing and communications charges, decreased collectively by $0.1 million, or 0.4%, for the six months ended June 30, 2007, compared with the same period in 2006.  Loan collection and other real estate owned expenses increased $0.1 million for the six months ended June 30, 2007, over the same period in 2006.  This increase was due primarily to an increase in the amount of real estate taxes paid on foreclosures in 2007 compared with 2006. Other operating expense for the six months ended June 30, 2007, decreased $0.2 million, or 2.8%, compared with the same period in 2006.

Income Taxes

Income tax expense for the three months ended June 30, 2007, was $5.5 million, down from $6.4 million for the same period in 2006.  The effective rate for the three months ended June 30, 2007 was 31.3%, as compared with 31.0% for the same period in 2006.  Income tax expense for the six months ended June 30, 2007, was $11.7 million, down from $11.9 million for the same period in 2006.  The effective rate for the six months ended June 30, 2007, was 30.9%, up from 30.0% for the same period in 2006. The increase in the effective tax rate for the six months ended June 30, 2007, versus the same period in 2006 resulted primarily from a tax refund received in the first quarter of 2006.

ANALYSIS OF FINANCIAL CONDITION

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Residential real estate mortgages	$726,256	$739,607	$736,601
Commercial	626,198	658,647	652,577
Commercial real estate mortgages	592,676	581,736	600,483
Real estate construction and development	78,859	94,494	89,584
Agricultural and agricultural real estate mortgages	120,476	118,278	117,106
Consumer	628,264	586,922	539,494
Home equity	572,779	546,719	528,588
Lease financing	86,792	86,251	83,443
Total loans and leases	$3,432,300	$3,412,654	$3,347,876

Real estate construction and development loans presented in June 2006 have been reclassified to conform with current year presentation which represents the conversion of construction loans to permanent financing

Total loans and leases were $3.4 billion, or 67.0% of assets, at June 30, 2007, $3.4 billion, or 67.1% of assets, at December 31, 2006, and $3.3 billion, or 67.0%, at June 30, 2006. Total loans and leases increased slightly by $19.6 million or 0.6% from December 31, 2006 to June 30, 2007.  This increase was due primarily to a 7.0% increase in consumer loans, most notably indirect installment loans, as a result of expansion of our dealer network.  Home equity loans increased $26.1 million, or 4.8%, from December 31, 2006 to June 30, 2007 as the Company promoted the home equity products through promotions in 2007.  The above mentioned increases were partially offset by a decrease in commercial loans of 4.9% at June 30, 2007 as compared with December 31, 2006.

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

Average total earning securities increased $77.9 million for the six months ended June 30, 2007 when compared to the same period in 2006. The average balance of securities available for sale increased $32.6 million for the six months ended June 30, 2007 when compared to the same period in 2006.  The average balance of securities held to maturity increased $45.3 million for the six months ended June 30, 2007, compared to the same period in 2006. The average total securities portfolio represents 26.9% of total average earning assets for the six months ended June 30, 2007, up from 26.7% for the same period in 2006.

Average total earning securities increased $43.6 million for the three months ended June 30, 2007 when compared to the same period in 2006. The average balance of securities available for sale decreased $3.4 million for the three months ended June 30, 2007 when compared to the same period in 2006.  The average balance of securities held to maturity increased $47.0 million for the three months ended June 30, 2007, compared to the same period in 2006. The average total securities portfolio represents 26.9% of total average earning assets for the three months ended June 30, 2007 and June 30, 2006.

The following details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	At June 30,
	2007	2006
Mortgage-backed securities:
With maturities 15 years or less	24%	30%
With maturities greater than 15 years	3%	4%
Collateral mortgage obligations	20%	18%
Municipal securities	19%	17%
US agency notes	30%	27%
Other	4%	4%
Total	100%	100%

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan and lease losses to outstanding loans and leases at June 30, 2007 was 1.66% compared with 1.48% at December 31, 2006, and 1.50% at June 30, 2006.  This increase was due to the increase in the provision for loan losses as discussed in the following pages.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

Table 4 reflects changes to the allowance for loan and lease losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the ability to collect loan principal within a reasonable time is unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan and lease losses.

Table 4
Allowance For Loan and Lease Losses
	Three months ended June 30,
(dollars in thousands)	2007		2006
Balance, beginning of period	$50,554		$49,818
Recoveries	1,161		1,091
Chargeoffs	(4,427)		(2,464)
Net chargeoffs	(3,266)		(1,373)
Provision for loan losses	9,770		1,703
Balance, end of period	$57,058		$50,148
Composition of Net Chargeoffs
Commercial and agricultural	$(1,910)	58%	$(646)	47%
Real estate mortgage	(180)	6%	(64)	5%
Consumer	(1,176)	36%	(663)	48%
Net chargeoffs	$(3,266)	100%	$(1,373)	100%
Annualized net chargeoffs to average loans and leases	0.32%		0.20%

Allowance For Loan and Lease Losses
	Six months ended June 30,
(dollars in thousands)	2007		2006
Balance, beginning of period	$50,587		$47,455
Recoveries	2,605		2,266
Chargeoffs	(8,000)		(5,414)
Net chargeoffs	(5,395)		(3,148)
Allowance related to purchase acquisition	-		2,410
Provision for loan losses	11,866		3,431
Balance, end of period	$57,058		$50,148
Composition of Net Chargeoffs
Commercial and agricultural	$(2,611)	48%	$(1,504)	48%
Real estate mortgage	(487)	9%	(135)	4%
Consumer	(2,297)	43%	(1,509)	48%
Net chargeoffs	$(5,395)	100%	$(3,148)	100%
Annualized net chargeoffs to average loans and leases	0.32%		0.20%

Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due and still accruing, restructured loans, OREO, and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair market value, less any estimated disposal costs. Nonperforming securities include securities which management believes are other-than-temporarily impaired, carried at their estimated fair value and are not accruing interest.

Table 5
Nonperforming Assets
	June 30,	December 31,	June 30,
(Dollars in thousands)	2007	2006	2006
Nonaccrual loans
Commercial and commercial real estate	$20,366	$5,942	$5,367
Agricultural	8,918	3,404	3,072
Real estate mortgages	2,114	2,338	2,177
Consumer	2,332	1,981	1,661
Total nonaccrual loans	33,730	13,665	12,277
Loans 90 days or more past due and still accruing
Commercial and commercial real estate	160	128	-
Agricultural	-	10	-
Real estate mortgages	-	682	-
Consumer	529	822	580
Total loans 90 days or more past due and still accruing	689	1,642	580
Total nonperforming loans	34,419	15,307	12,857
Other real estate owned (OREO)	981	389	423
Total nonperforming assets	$35,400	$15,696	$13,280
Total nonperforming loans to loans and leases	1.00%	0.45%	0.38%
Total nonperforming assets to assets	0.69%	0.31%	0.27%
Total allowance for loan and lease losses to nonperforming loans	165.77%	330.48%	390.04%

Total nonperforming assets were $35.4 million at June 30, 2007, $15.7 million at December 31, 2006, and $13.3 million at June 30, 2006.  Nonaccrual loans were $33.7 million at June 30, 2007, as compared to $13.7 million at December 31, 2006 and $12.3 million at June 30, 2006.  The increase in nonperforming assets from June 30, 2006 to June 30, 2007 is primarily due to one owner-occupied commercial real estate relationship, as well as several agricultural loans.  These agricultural loans have been affected by the recent low milk prices, which caused considerable strain on the borrowers’ cash flow and their ability to pay their loans.  In addition to low milk prices, the agricultural loans have continued to be impacted by the record flooding of 2006 as well as high fuel costs.  On a linked quarter basis, nonaccrual loans totaled $33.7 at June 30, 2007, $16.3 million at March 31, 2007, and $13.7 million at December 31, 2007.  The increase in nonaccrual loans on a linked quarter basis was due to the above mentioned owner-occupied commercial real estate relationship as well as several agricultural loans.  These agricultural loans continued to be adversely affected by record low milk prices and were moved to nonaccrual status after reviewing the most recently received financial information in the second quarter of 2007.  OREO increased from $0.4 million at June 30, 2006 to $1.0 million at June 30, 2007.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $72.3 million in potential problem loans at June 30, 2007 as compared to $69.8 million at December 31, 2006.  Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.”  At June 30, 2007, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Net chargeoffs totaled $5.4 million for the six months ended June 30, 2007, up $2.3 million from the $3.1 million charged off during the same period in 2006.  The provision for loan and lease losses totaled $11.9 million for the six months ended June 30, 2007, compared with the $3.4 million provided during the same period in 2006.  This increase in the provision was due primarily to the above mentioned owner-occupied commercial real estate relationship.

Net chargeoffs totaled $3.3 million for the three months ended June 30, 2007, up $1.9 million from the $1.4 million charged off during the same period in 2006.  The increase in the net chargeoffs for this period was mainly attributable to the banks agricultural credits.  The provision for loan and lease losses totaled $9.8 million for the three months ended June 30, 2007, compared with the $1.7 million provided during the same period in 2006.  This increase in the provision was due primarily to the above mentioned owner-occupied commercial real estate relationship.

Deposits

Total deposits were $4.0 billion at June 30, 2007, up $162.9 million from December 31, 2006, and up $211.3 million, or 5.6%, from the same period in the prior year.  The increase in deposits compared with June 30, 2006, was driven by organic deposit growth (driven primarily by time deposit growth). Total average deposits for the six months ended June 30, 2007 increased $370.4 million, or 10.5%, from the same period in 2006. The Company experienced an increase in average time deposits of $235.3 million or 16.3%, for the six months ended June 30, 2007 compared to the same period in 2006.  The Company experienced a shift in its deposit mix from interest sensitive customers into higher paying time accounts.  Average savings and NOW accounts experienced a decrease of $41.8 million for the six month period ended June 30, 2007 as compared to the same period in 2006.  This decrease was the result of the previously mentioned shift in deposit mix from lower cost deposit accounts to higher cost deposit accounts with more attractive interest rates (which have increased due to the rising rate environment). Average money market accounts increased $157.5 million for the six months ended June 30, 2007 from the same period in 2006.  Average demand deposit accounts increased $19.5 million for the six months ended June 30, 2007 as compared to the same period in 2006

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $290.4 million at June 30, 2007 compared to $345.4 million and $320.6 million at December 31, and June 30, 2006, respectively.  Long-term debt was $352.2 million at June 30, 2007, and was $417.7 and $421.7 million at December 31, and June 30, 2006, respectively.  For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” on page 33 in this discussion.

Capital Resources

Stockholders' equity of $390.9 million represents 7.6% of total assets at June 30, 2007, compared with $403.8 million, or 7.9% at December 31, 2006, and $377.6 million, or 7.6% as of June 30, 2006.  On July 23, 2007, the NBT Board of Directors authorized a new repurchase program whereby NBT intends to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, as market conditions warrant in open market and privately negotiated transactions.  When this repurchase was authorized, there were 636,780 shares remaining under previous authorizations.  These remaining shares were combined with this new authorization, increasing the total shares available for repurchase to 1,636,780.  Under previously mentioned stock repurchase plans, the Company purchased 1,100,367 shares of its common stock during the six-month period ended June 30, 2007, for a total of $25.0 million at an average price of $22.76 per share.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay out ratio.

As the capital ratios in Table 6 indicate, the Company remains “well capitalized.”  Capital measurements are significantly in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Table 6

Capital Measurements
2007	March 31,	June 30,
Tier 1 leverage ratio	7.60%	7.37%
Tier 1 capital ratio	10.53%	10.21%
Total risk-based capital ratio	11.78%	11.46%
Cash dividends as a percentage of net income	46.21%	50.74%
Per common share:
Book value	$11.99	$11.72
Tangible book value	$8.61	$8.29

2006	March 31,	June 30,
Tier 1 leverage ratio	7.77%	7.27%
Tier 1 capital ratio	10.30%	9.90%
Total risk-based capital ratio	11.56%	11.15%
Cash dividends as a percentage of net income	48.20%	46.99%
Per common share:
Book value	$11.22	$11.15
Tangible book value	$7.84	$7.72

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.92 at June 30, 2007 and 2.08 in the comparable period of the prior year. The Company's price was 14.1 times trailing twelve months earnings at June 30, 2007, compared to 14.3 times for the same period last year.

Table 7
Quarterly Common Stock and Dividend Information
				Cash Dividends
Quarter Endings	High	Low	Close	Declared
2006
March 31	$23.90	$21.02	$23.25	$0.190
June 30	23.24	21.03	23.23	0.190
September 30	24.57	21.44	23.26	0.190
December 31	26.47	22.36	25.51	0.190
2007
March 31	$25.81	$21.73	$23.43	$0.200
June 30	$23.45	$21.80	$22.56	$0.200

On July 23, 2007, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.20 per share.  The cash dividend will be paid on September 15, 2007 to stockholders of record as of September 1, 2007.

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

In an attempt to manage the Company's exposure to changes in interest rates, management monitors the Company’s interest rate risk.  Management’s Asset Liability Committee (“ALCO”) meets monthly to review the Company’s interest rate risk position and profitability, and to recommend strategies for consideration by the Board of Directors.  Management also reviews loan and deposit pricing, and the Company’s securities portfolio, formulates investment and funding strategies, and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

Net interest income for the next 12 months in the + 200/- 200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2007 balance sheet position:

Table 8
Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(4.42%)
-200	0.87%

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At June 30, 2007, the Company’s Basic Surplus measurement was 7.43% of total assets or $379 million, which was above the Company’s minimum of 5% or $256 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position.  At June 30, 2007, the Company Basic Surplus declined slightly compared to December 31, 2006, Basic Surplus of 7.9%.

The Company’s primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company’s subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At June 30, 2007, approximately $49.4 million of the total stockholders’ equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3.                 Quantitative and Qualitative Disclosure About Market Risk

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

Item 4.                 Controls and Procedures

The  Company's  management,  including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as  of  June 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

There  were  no changes made in the Company's internal controls over financial  reporting  that  occurred  during  the  Company's  most recent fiscal quarter  that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1– Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to business to which the Company is a party or of which any of its property is subject.

Item 1A– Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on March 1, 2007.

Item 2– Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
4/1/07 - 4/30/07	17,900	$22.55	17,900	1,345,280
5/1/07 - 5/31/07	319,400	22.84	319,400	1,025,880
6/1/07 - 6/30/07	389,100	22.58	389,100	636,780
Total	726,400	$22.69	726,400	1,636,780

1)
On July 23, 2007, the NBT Board of Directors authorized a new repurchase program whereby NBT intends to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, as market conditions warrant in open market and privately negotiated transactions.  When this repurchase was authorized, there were 636,780 shares remaining under previous authorizations.  These remaining shares were combined with this new authorization, increasing the total shares available for repurchase to 1,636,780.  Under previously mentioned stock repurchase plans, the Company purchased 1,100,367 shares of its common stock during the six-month period ended June 30, 2007, for a total of $25.0 million at an average price of $22.76 per share.  For the three-month period ended June 30, 2007, the Company purchased 726,400 shares of its common stock for a total of $16.5 million at an average price of $22.69 per share.

Item 3– Defaults Upon Senior Securities

None

Item 4– Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 1, 2007.  At the Annual Meeting, stockholders approved the following:

1)	A proposal to fix the number of directors to 15. There were 25,014,297 votes cast for the proposal, 409,291 votes cast against the proposal, and 243,459 abstentions.

2)	The following directors were elected with terms expiring at the 2010 annual meeting of stockholders:

Daryl R. Forsythe:  24,817,236 votes for election; 849,813 votes withheld.
Patricia T. Civil:  24,395,426 votes for election; 1,271,622 votes withheld.
William C. Gumble:  24,931,923 votes for election; 735,125 votes withheld.
Robert A. Wadsworth:  25,164,663 votes for election; 502,385 votes withheld.
William L. Owens:  20,252,241 votes for election; 5,414,807 votes withheld.

Continuing directors with terms expiring in 2009: Martin A. Dietrich, Michael H. Hutcherson, John C. Mitchell, Michael M. Murphy, and Joseph G. Nasser.

Continuing directors with terms expiring in 2008: Richard Chojnowski, Dr. Peter B. Gregory, Joseph A Santangelo, Janet H. Ingraham, and Paul D. Horger.

Item 5– Other Information

None

Item 6– Exhibits

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of August 2007.

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