Form 10-Q
period 2007-09-30
NBT BANCORP INC
filed 2007-11-09
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.
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
Yes ☐ No ☒

As of October 31, 2007, there were 32,235,152 shares outstanding of the Registrant's common stock, $0.01 par value.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended September 30, 2007

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	September 30,	December 31,	September 30,
(In thousands, except share and per share data)	2007	2006	2006

Assets
Cash and due from banks	$139,453	$130,936	$143,678
Short-term interest bearing accounts	9,028	7,857	7,999
Securities available for sale, at fair value	1,146,524	1,106,322	1,111,473
Securities held to maturity (fair value $143,483, $136,287, and $134,775)	143,447	136,314	134,608
Federal Reserve and Federal Home Loan Bank stock	33,218	38,812	39,488
Loans and leases	3,422,217	3,412,654	3,369,732
Less allowance for loan and lease losses	54,808	50,587	50,646
Net loans and leases	3,367,409	3,362,067	3,319,086
Premises and equipment, net	64,406	66,982	66,988
Goodwill	103,400	103,356	102,858
Intangible assets, net	10,585	11,984	12,873
Bank owned life insurance	43,134	41,783	41,344
Other assets	90,468	81,159	78,776
Total assets	$5,151,072	$5,087,572	$5,059,171

Liabilities
Deposits:
Demand (noninterest bearing)	$671,729	$646,377	$634,308
Savings, NOW, and money market	1,595,622	1,566,557	1,577,510
Time	1,682,714	1,583,304	1,576,045
Total deposits	3,950,065	3,796,238	3,787,863
Short-term borrowings	305,865	345,408	324,461
Long-term debt	377,119	417,728	417,753
Trust preferred debentures	75,422	75,422	75,422
Other liabilities	56,955	48,959	54,123
Total liabilities	4,765,426	4,683,755	4,659,622

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2007, December 31, 2006 and September 30, 2006	-	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at September 30, 2007, December 31, 2006 and September 30, 2006; issued 36,459,445, 36,459,491, and 36,459,522 at September 30, 2007, December 31, 2006, and September 30, 2006, respectively	365	365	365
Additional paid-in-capital	272,382	271,528	270,465
Retained earnings	212,771	191,770	185,375
Accumulated other comprehensive loss	(9,812)	(14,014)	(6,631)
Common stock in treasury, at cost, 4,238,954, 2,203,549 and 2,398,600 shares at September 30, 2007, December 31, 2006, and September 30, 2006, respectively	(90,060)	(45,832)	(50,025)
Total stockholders’ equity	385,646	403,817	399,549
Total liabilities and stockholders’ equity	$5,151,072	$5,087,572	$5,059,171

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Income (unaudited)	2007	2006	2007	2006
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$61,183	$59,329	$181,680	$169,247
Securities available for sale	13,847	13,342	40,876	38,303
Securities held to maturity	1,471	1,293	4,440	3,321
Other	680	724	2,139	1,954
Total interest, fee, and dividend income	77,181	74,688	229,135	212,825
Interest expense
Deposits	27,062	24,052	79,996	62,146
Short-term borrowings	3,885	3,828	9,895	11,876
Long-term debt	3,770	4,603	12,253	12,972
Trust preferred debentures	1,277	1,285	3,817	3,423
Total interest expense	35,994	33,768	105,961	90,417
Net interest income	41,187	40,920	123,174	122,408
Provision for loan and lease losses	4,788	2,480	16,654	5,911
Net interest income after provision for loan and lease losses	36,399	38,440	106,520	116,497
Noninterest income
Service charges on deposit accounts	6,195	4,460	15,600	13,172
Broker/ dealer and insurance revenue	1,027	1,024	3,203	2,899
Trust	1,701	1,425	4,930	4,242
Net securities gains (losses)	1,484	7	1,500	(905)
Bank owned life insurance	467	431	1,351	1,204
ATM and debit card fees	2,159	1,888	6,096	5,322
Retirement plan administration fees	1,586	1,450	4,779	4,112
Other	1,908	1,832	5,750	6,251
Total noninterest income	16,527	12,517	43,209	36,297
Noninterest expense
Salaries and employee benefits	15,876	15,628	44,862	47,711
Occupancy	2,928	3,044	8,682	8,779
Equipment	1,797	2,040	5,567	6,263
Data processing and communications	2,779	2,637	8,501	7,988
Professional fees and outside services	2,256	1,627	5,840	5,259
Office supplies and postage	1,354	1,275	3,984	3,912
Amortization of intangible assets	413	471	1,232	1,260
Loan collection and other real estate owned	431	222	1,036	722
Other	3,393	2,974	10,409	10,190
Total noninterest expense	31,227	29,918	90,113	92,084
Income before income tax expense	21,699	21,039	59,616	60,710
Income tax expense	6,552	6,497	18,273	18,411
Net income	$15,147	$14,542	$41,343	$42,299
Earnings per share
Basic	$0.46	$0.43	$1.23	$1.25
Diluted	$0.46	$0.43	$1.22	$1.24
See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
					Accumulated
		Additional		Unvested	Other
	Common	Paid-in-	Retained	Awards	Comprehensive	Treasury
	Stock	Capital	Earnings	Stock	loss	Stock	Total
(in thousands, except share and per share data)

Balance at December 31, 2005	$344	$219,157	$163,989	$(457)	$(6,477)	$(42,613)	$333,943
Net income			42,299				42,299
Cash dividends - $0.57 per share			(19,511)				(19,511)
Purchase of 766,004 treasury shares						(17,111)	(17,111)
Issuance of 2,058,661 shares of common stock in connection with purchase business combination	21	48,604					48,625
Issuance of 237,278 incentive stock options in purchase transaction		1,955					1,955
Acquisition of 2,500 shares of company stock in purchase transaction						(55)	(55)
Issuance of 436,703 shares to employee benefit plans and other stock plans, including excess tax benefit		683	(1,402)			8,315	7,596
Reclassification adjustment from the adoption of FAS123R		(457)		457			-
Stock-based compensation expense		2,007					2,007
Grant of 41,408 shares of restricted stock		(1,499)				1,499	-
Forfeit 2,625 shares of restricted stock		15				(60)	(45)
Other comprehensive loss					(154)		(154)
Balance at September 30, 2006	$365	$270,465	$185,375	-	$(6,631)	$(50,025)	$399,549

Balance at December 31, 2006	$365	$271,528	$191,770	$-	$(14,014)	$(45,832)	$403,817
Net income			41,343				41,343
Cash dividends - $0.59 per share			(19,782)				(19,782)
Purchase of 2,261,267 treasury shares						(48,957)	(48,957)
Net issuance of 155,923 shares to employee benefit plans and other stock plans, including excess tax benefit		146	(560)			3,262	2,848
Stock-based compensation		2,175					2,175
Grant of 69,939 shares of restricted stock awards		(1,467)				1,467	-
Other comprehensive income					4,202		4,202
Balance at September 30, 2007	$365	$272,382	$212,771	$-	$(9,812)	$(90,060)	$385,646

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Nine Months Ended September 30,
Consolidated Statements of Cash Flows (unaudited)	2007	2006
(In thousands, except per share data)
Operating activities
Net income	$41,343	$42,299
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	16,654	5,911
Depreciation and amortization of premises and equipment	3,990	4,618
Net accretion on securities	63	154
Amortization of intangible assets	1,232	1,260
Stock-based compensation	2,175	2,007
Bank owned life insurance income	(1,351)	(1,204)
Proceeds from sale of loans held for sale	20,344	22,706
Originations and purchases of loans held for sale	(21,175)	(20,528)
Net gains on sales of loans held for sale	(116)	(64)
Net security (gains) losses	(1,500)	905
Net gain on sales of other real estate owned	(320)	(294)
Net gain on sale of branch	-	(470)
Net (increase) decrease in other assets	(8,268)	423
Net increase in other liabilities	5,168	2,427
Net cash provided by operating activities	58,239	60,150
Investing activities
Net cash paid for sale of branch	-	(2,307)
Net cash used in CNB Bancorp, Inc. merger	-	(20,881)
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	145,913	144,491
Proceeds from sales	10,553	42,292
Purchases	(188,444)	(197,524)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	59,536	33,163
Purchases	(66,784)	(65,910)
Net increase in loans	(22,136)	(163,989)
Net decrease in Federal Reserve and FHLB stock	5,594	771
Purchases of premises and equipment, net	(1,414)	(2,726)
Proceeds from sales of other real estate owned	847	723
Net cash used in investing activities	(56,335)	(231,897)
Financing activities
Net increase in deposits	153,827	298,658
Net decrease in short-term borrowings	(39,543)	(120,516)
Repayments of long-term debt	(40,609)	(19,132)
Proceeds from the issuance of trust preferred debentures	-	51,547
Tax benefit from exercise of stock options	416	301
Proceeds from the issuance of shares to employee benefit plans and other stock plans	2,432	6,700
Purchase of treasury stock	(48,957)	(17,111)
Cash dividends and payment for fractional shares	(19,782)	(19,511)
Net cash provided by financing activities	7,784	180,936
Net increase in cash and cash equivalents	9,688	9,189
Cash and cash equivalents at beginning of period	138,793	142,488
Cash and cash equivalents at end of period	$148,481	$151,677

(Continued)

Supplemental disclosure of cash flow information	Nine Months Ended September 30,
Cash paid during the period for:	2007	2006
Interest	$102,152	$87,269
Income taxes	12,662	15,160
Noncash investing activities:
Loans transferred to OREO	$1,087	$559
Dispositions:
Fair value of assets sold	$-	$3,453
Fair value of liabilities transferred	-	5,760
Acquisitions:
Fair value of assets acquired	$-	$432,054
Fair value of liabilities assumed	-	360,648
Net cash and cash equivalents used in merger	-	20,881
Fair value of equity issued in purchase combination	-	50,525

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Comprehensive Income (unaudited)	2007	2006	2007	2006
(In thousands)
Net income	$15,147	$14,542	$41,343	$42,299
Other comprehensive income (loss), net of tax
Unrealized net holding gains (losses) arising during the year (pre-tax amounts of $16,285, $17,443, $8,172, and $(780))	9,830	10,488	4,889	(468)
Less reclassification adjustment for net (gains) losses related to securities available for sale included in net income (pre-tax amounts of $(1,484), $(7), $(1,500) and $905)	(892)	(4)	(902)	543
Minimum pension liability adjustment	-	-	-	(229)
Amortization of previously recorded benefit plan amounts (pre-tax amounts of $119, $-, $358 and $-)	72	-	215	-
Total other comprehensive income (loss)	9,010	10,484	4,202	(154)
Comprehensive income	$24,157	$25,026	$45,545	$42,145

See accompanying notes to unaudited interim consolidated financial statements

NBT BANCORP INC. and Subsidiary
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007

Note 1.               Description of Business

NBT Bancorp Inc. (the Registrant) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company is the parent holding company of NBT Bank, N.A. (the Bank), NBT Financial Services, Inc. (NBT Financial), Hathaway Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II.  Through these subsidiaries, the Company operates as one segment focused on community banking operations. The Company’s primary business consists of providing commercial banking and financial services to its customers in its market area. The principal assets of the Company are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank and NBT Financial.

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

Note 3.               New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but the application of this Statement may change current practice.  Adoption is required as of the beginning of the first fiscal year that begins after November 15, 2007. Early application of this Standard is encouraged. The Company is assessing the effect that SFAS 157 will have on our consolidated financial position, results of operations and cash flows.

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

Note 4.               Business Combination

On February 10, 2006, the Company completed the acquisition through merger of CNB Bancorp, Inc. (“CNB”). CNB was a bank holding company for City National Bank and Trust Company (“CNB Bank”) and Hathaway Agency, Inc. (“Hathaway”), headquartered in Gloversville, NY.  CNB Bank conducted business from nine community bank offices in four upstate New York counties—Fulton, Hamilton, Montgomery and Saratoga. The stockholders of CNB received approximately $39 million in cash and 2,058,661 shares of NBT common stock. The aggregate transaction value was approximately $89.0 million. The transaction was accounted for under the purchase method of accounting. CNB had total assets of $399.0 million, loans of $197.6 million, deposits of $335.0 million and shareholders equity of $40.1 million.  As part of the merger, the Company recorded approximately $65.6 million in goodwill and identifiable intangibles.  CNB was merged with and into the Company, CNB Bank was merged with and into NBT Bank and Hathaway became a direct subsidiary of the Registrant. The results of operations are included in the consolidated financial statements from the date of acquisition, February 10, 2006.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at September 30, 2007 and 2006, or December 31, 2006. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 6.               Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Commitments to extend credit and unused lines of credit totaled $667.3 million at September 30, 2007 and $536.3 million at December 31, 2006.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $47.4 million at September 30, 2007 and $30.8 million at December 31, 2006. As of September 30, 2007, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended September 30,	2007	2006
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	32,708	33,879
Net income available to common shareholders	$15,147	$14,542
Basic EPS	$0.46	$0.43

Diluted EPS:
Weighted average common shares outstanding	32,708	33,879
Dilutive effect of common stock options and restricted stock	213	318
Weighted average common shares and common share equivalents	32,921	34,197
Net income available to common shareholders	$15,147	$14,542
Diluted EPS	$0.46	$0.43

Nine months ended September 30,	2007	2006
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	33,521	33,824
Net income available to common shareholders	$41,343	$42,299
Basic EPS	$1.23	$1.25
Diluted EPS:
Weighted average common shares outstanding	33,521	33,824
Dilutive effect of common stock options and restricted stock	245	316
Weighted average common shares and common share equivalents	33,766	34,140
Net income available to common shareholders	$41,343	$42,299
Diluted EPS	$1.22	$1.24

There were 1,227,585 stock options for the quarter ended September 30, 2007 and 361,379 stock options for the quarter ended September 30, 2006 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 619,853 stock options for the nine months ended September 30, 2007 and 372,604 stock options for the nine months ended September 30, 2006 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 8.      Nonperforming Loans

The following table sets forth information with regard to nonperforming loans:

	September 30,	December 31,	September 30,
(In thousands)	2007	2006	2006
Loans in nonaccrual status	$29,087	$13,665	$12,277
Loans contractually past due 90 days or more and still accruing interest	1,620	1,642	580
Total nonperforming loans	$30,707	$15,307	$12,857

There were no material commitments to extend further credit to borrowers with nonperforming loans. There are no loans classified as troubled debt restructures at September 30, 2007, December 31, 2006 and September 30, 2006.

Accumulated interest on the above nonaccrual loans of approximately $0.8 million and $0.5 million would have been recognized as income for the nine month periods ending September 30, 2007 and September 30, 2006, respectively, had these loans been in accrual status.  Accumulated interest on the above nonaccrual loans of approximately $0.5 million and $0.2 million would have been recognized as income for the three month periods ending at September 30, 2007 and September 30, 2006, respectively, had these loans been in accrual status.  Approximately $1.0 million and $0.6 million of interest on the above nonaccrual loans was collected for the nine month periods ending September 30, 2007 and September 30, 2006, respectively.  Approximately $0.5 million and $0.3 million of interest on the above nonaccrual loans was collected for the three month periods ending September 30, 2007 and September 30, 2006, respectively.

Loans reviewed for specific reserve allowance consist primarily of large, impaired commercial and agricultural loans.  The impaired loans subject to specific allowance allocation totaled $13.4 million at September 30, 2007, $2.2 million at December 31, 2006, and $1.7 million at September 30, 2006.  At September 30, 2007, $11.2 million of the impaired loans reviewed had a specific reserve allocation of $6.3 million, or 55.8%, and $2.2 million of the impaired loans reviewed had no specific reserve allocation.  At December 31, 2006, $1.1 million of the impaired loans reviewed had a specific reserve allocation of $0.2 million, or 19.9%, and $1.1 million of the impaired loans reviewed had no specific reserve allocation.  There was no specific reserve allocation for the impaired loans reviewed at September 30, 2006.

The following provides additional information on impaired loans for the periods presented:

	September 30,	December 31,	September 30,
(In thousands)	2007	2006	2006
Average recorded investment on impaired loans	$20,568	$9,644	$9,374
Interest income recognized on impaired loans	574	384	305
Cash basis interest income recognized on impaired loans	574	384	305

Note 9.               Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at September 30, 2007. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The Components of pension expense and postretirement expense are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
Components of net periodic benefit cost:	2007	2006	2007	2006
Service Cost	$526	$536	$6	$1
Interest Cost	740	606	54	51
Expected return on plan assets	(1,372)	(980)	-	-
Net amortization	134	182	(15)	(24)
Total	$28	$344	$45	$28

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
Components of net periodic benefit cost:	2007	2006	2007	2006
Service Cost	$1,579	$1,589	$18	$3
Interest Cost	2,220	1,767	161	153
Expected return on plan assets	(4,118)	(2,865)	-	-
Net amortization	402	546	(44)	(72)
Total	$83	$1,037	$135	$84

The Company is not required to make contributions to the Plan in the remainder of 2007.  The Company recorded approximately $215,000, net of tax, as amortization of pension amounts previously recognized in Accumulated Other Comprehensive Income as of September 30, 2007.

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

As of September 30, 2007, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Trust Preferred Debt Owed To Trust	Final Maturity date
CNBF Capital Trust I	August 1999	18,000	3-month LIBOR plus 2.75%	$18,720	August 2029

NBT Statutory Trust I	November 2005	5,000	6.30% Fixed *	5,155	December 2035

NBT Statutory Trust II	February 2006	50,000	6.195% Fixed *	51,547	March 2036

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

The Company’s policy is to accrue interest and penalties as part of income tax expense. As of the date of adoption of FIN 48, the Company had accrued $0.5 million of interest.  Interest accrued as of September 30, 2007 is $0.7 million.

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

Overview

The Company earned net income of $41.3 million ($1.22 diluted earnings per share) for the nine months ended September 30, 2007 compared to net income of $42.3 million ($1.24 diluted earnings per share) for the nine months ended September 30, 2006. The decrease in net income from 2006 to 2007 was primarily the result of a $10.7 million increase in provision for loan and lease losses compared to the same period last year.  The increase in provision for loan and lease losses was partially offset by an increase in noninterest income of $6.9 million and a decrease in noninterest expense of $2.0 million.  Although net interest margin declined by 12 bp from 3.73% for the nine months ended September 30, 2006 to 3.61% for the nine months ended September 30, 2007, net interest income remained relatively flat due to an increase in average earning assets of $202.7 million.  The Company recorded net securities gains of $1.5 million for the nine months ended September 30, 2007 compared to net securities losses of $0.9 million for the nine months ended September 30, 2006.  Excluding the effect of these securities transactions, noninterest income increased $4.5 million or 12.1% compared to the same period in 2006. The increase in noninterest income for the nine months ended September 30, 2007 resulted from increases in service charges on deposit accounts, ATM and debit card fees, retirement plan administration fees, trust administration fees, broker/dealer and insurance revenue, and bank owned life insurance income. The decrease in total noninterest expense for the nine months ended September 30, 2007 was due primarily to a decrease of $2.8 million, or 6.0%, in salaries and employee benefits.  This decrease was due primarily to a reduction in incentive compensation and pension expenses in 2007.

The Company earned net income of $15.1 million ($0.46 diluted earnings per share) for the three months ended September 30, 2007 compared to net income of $14.5 million ($0.43 diluted earnings per share) for the three months ended September 30, 2006. The increase in net income from 2006 to 2007 was primarily the result of a $4.0 million increase in noninterest income compared to the same period last year.  The increase in noninterest income resulted from increases in service charges on deposit accounts, ATM and debit card fees, retirement plan administration fees, trust administration fees, and gains from securities sales.  The increase in noninterest income was partially offset by an increase in the provision for loan and lease losses, which increased by $2.3 million for the three months ended September 30, 2007 compared with the three months ended September 30, 2006.   The Company recorded net securities gains of $1.5 million for the three months ended September 30, 2007 as compared to nominal gains for the three months ended September 30, 2006.  Excluding the effect of these securities transactions, noninterest income increased $2.5 million or 20.2% compared to the same period in 2006.  There was a nominal increase in net interest income from $40.9 million for the three months ended September 30, 2006 to $41.2 million for the three months ended September 30, 2007.  Although net interest margin declined by 4 bp from 3.60% for the three months ended September 30, 2006 to 3.56% for the three months ended September 30, 2007 net interest income remained relatively flat due to an increase in average earning assets of $92.9 million.

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

Table 1 - Performance Measures

	First	Second	Third	Nine
2007	Quarter	Quarter	Quarter	Months
Return on average assets (ROAA)	1.13%	0.95%	1.17%	1.08%
Return on average equity (ROAE)	14.06%	11.90%	15.41%	13.77%
Net Interest Margin	3.63%	3.63%	3.56%	3.61%

2006
Return on average assets (ROAA)	1.18%	1.15%	1.15%	1.16%
Return on average equity (ROAE)	15.11%	14.71%	14.89%	14.93%
Net Interest Margin	3.86%	3.73%	3.60%	3.73%

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

FTE net interest income increased $1.5 million during the nine months ended September 30, 2007, compared to the same period of 2006. The increase in FTE net interest income resulted primarily from 4.5% growth in average earning assets. The Company’s interest rate spread declined 19 bp during the nine months ended September 30, 2007 compared to the same period in 2006.  The yield on earning assets for the period increased 20 bp, to 6.60% for the nine months ended September 30, 2007 from 6.40% for the same period in 2006. Meanwhile, the rate paid on interest-bearing liabilities increased 38 bp, to 3.54% for the nine months ended September 30, 2007 from 3.16% for the same period in 2006.

FTE net interest income increased $0.4 million during the three months ended September 30, 2007, compared to the same period of 2006. The Company’s interest rate spread declined 7 bp during the three months ended September 30, 2007 compared to the same period in 2006.  The yield on earning assets for the period increased 9 bp, to 6.56% for the three months ended September 30, 2007 from 6.47% for the same period in 2006, while average earning assets increased by 2.0%.  Meanwhile, the rate paid on interest-bearing liabilities increased 17 bp, to 3.55% for the three months ended September 30, 2007 from 3.38% for the same period in 2006.

For the nine months ended September 30, 2007, total interest income increased $17.0 million.  The rates paid on interest earning assets increased from 6.40% for the nine months ended September 30, 2006 to 6.60% for the nine months ended September 30, 2007, primarily the result of the 50 bp increase in the Federal Funds target rate since January 1, 2006.  Additionally, average interest earning assets increased $202.7 million for the nine months ended September 30, 2007 when compared to the same period in 2006, principally from growth in average loans and leases.

For the three months ended September 30, 2007, total interest income increased $2.6 million.  The rates paid on interest earning assets increased from 6.47% for the three months ended September 30, 2006 to 6.56% for the three months ended September 30, 2007.  Additionally, average interest earning assets increased $92.9 million for the three months ended September 30, 2007 when compared to the same period in 2006, principally from growth in average loans and leases.

For the nine months ended September 30, 2007, total interest expense increased $15.5 million, primarily the result of the 50 bp increase in the Federal Funds target rate since January 1, 2006, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest-bearing liabilities increased $170.2 million for the nine months ended September 30, 2007 when compared to the same period in 2006, principally from organic deposit growth as well as deposits assumed from the CNB transaction. Total average interest-bearing deposits increased $270.6 million for the nine months ended September 30, 2007 when compared to the same period in 2006. The rate paid on average interest-bearing deposits increased 50 bp from 2.77% for the nine months ended September 30, 2006 to 3.27% for the same period in 2007.  The increase in average interest-bearing deposits resulted from organic deposit growth as well as the previously mentioned deposits assumed from the CNB transaction.  For the nine months ended September 30, 2007, the Company experienced a shift in its deposit mix from savings accounts to money market and time deposit accounts, as interest sensitive customers shifted funds into higher paying interest bearing accounts. Savings accounts decreased approximately $50.6 million and money market and time deposit accounts collectively increased approximately $313.3 million.

For the three months ended September 30, 2007, total interest expense increased $2.2 million.  Average interest-bearing liabilities increased $57.6 million for the three months ended September 30, 2007 when compared to the same period in 2006, from organic deposit growth.  Total average interest-bearing deposits increased $112.6 million for the three months ended September 30, 2007 when compared to the same period in 2006. The rate paid on average interest-bearing deposits increased 26 bp from 3.03% for the three months ended September 30, 2006 to 3.29% for the same period in 2007.  The increase in average interest-bearing deposits resulted from organic deposit growth. For the three months ended September 30, 2007, the Company experienced a shift in its deposit mix from savings accounts to money market and time deposit accounts, as interest sensitive customers shifted funds into higher paying interest bearing accounts. Savings accounts decreased approximately $45.9 million and money market and time deposit accounts collectively increased approximately $157.1 million.

Total average borrowings, including trust preferred debentures, decreased $100.4 million for the nine months ended September 30, 2007 compared with the same period in 2006.  Average short-term borrowings decreased by $64.2 million, from $343.6 million for the nine months ended September 30, 2006 to $279.4 million for the nine months ended September 30, 2007.  Despite this 18.7% decrease, interest expense from short-term borrowings only decreased $2.0 million, or 16.7%.  The rate paid on short-term borrowings increased from 4.63% for the nine months ended September 30, 2006 to 4.73% for the same period in 2007.  Average trust preferred debentures increased $7.2 million for the nine months ended September 30, 2007, compared with the same period in 2006, primarily from the issuance of $51.5 million in trust preferred debentures in February 2006 to fund the cash portion of the CNB transaction and to provide regulatory capital.  The rate paid on trust preferred debentures increased to 6.77% for the nine months ended September 30, 2007, compared with 6.72% for the same period in 2006, driven primarily by $51.5 million in trust preferred debentures issued in February 2006 with a fixed rate of 6.195% and $18.7 million in trust preferred debentures that reprice quarterly at 3-month LIBOR plus 275 bp.

Total average borrowings, including trust preferred debentures, decreased $55.0 million for the three months ended September 30, 2007 compared with the same period in 2006.  Average short-term borrowings increased by $9.1 million, from $313.1 million for the three months ended September 30, 2006 to $322.2 million for the three months ended September 30, 2007.  Interest expense from short-term borrowings increased $0.1 million, or 1.5%.  The rate paid on short-term borrowings decreased from 4.85% for the three months ended September 30, 2006 to 4.78% for the same period in 2007.  Average trust preferred debentures remained consistent at $75.4 million for the three months ended September 30, 2007 and September 30, 2006.  The rate paid on trust preferred debentures decreased to 6.72% for the three months ended September 30, 2007, compared with 6.76% for the same period in 2006.

Another important performance measurement of net interest income is the net interest margin.  Despite a 19bp decrease in the Company’s net interest spread, the net interest margin only declined by 12 bp to 3.61% for the nine months ended September 30, 2007, compared with 3.73% for the same period in 2006. The Company thus far has mitigated some of the margin pressure by growing noninterest bearing demand deposit accounts. Average demand deposits increased $23.3 million or 3.8% for the nine months ended September 30, 2007, compared to the same period in 2006.

Despite a 7 bp decrease in the Company’s net interest spread, the net interest margin only declined by 4 bp to 3.56% for the three months ended September 30, 2007, compared with 3.60% for the same period in 2006. The Company thus far has mitigated some of the margin pressure by growing noninterest bearing demand deposit accounts. Average demand deposits increased $30.9 million or 4.9% for the three months ended September 30, 2007, compared to the same period in 2006.

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

Nine months ended September 30,		2007			2006
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$8,523	$320	5.03%	$8,327	$294	4.73%
Securities available for sale (1)(excluding unrealized gains or losses)	1,131,533	42,682	5.04%	1,107,417	40,086	4.85%
Securities held to maturity (1)	144,693	6,704	6.19%	108,601	4,947	6.10%
Investment in FRB and FHLB Banks	33,668	1,820	7.23%	40,260	1,660	5.53%
Loans and leases (2)	3,419,983	182,283	7.13%	3,271,095	169,800	6.96%
Total interest earning assets	4,738,400	233,809	6.60%	4,535,700	216,787	6.40%
Other assets	358,208			343,085
Total assets	$5,096,608			$4,878,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$653,405	16,733	3.42%	$519,063	12,534	3.24%
NOW deposit accounts	445,647	2,697	0.81%	437,820	2,255	0.69%
Savings deposits	493,752	3,340	0.90%	544,319	3,455	0.85%
Time deposits	1,680,555	57,226	4.55%	1,501,554	43,902	3.92%
Total interest bearing deposits	3,273,359	79,996	3.27%	3,002,756	62,146	2.77%
Short-term borrowings	279,443	9,895	4.73%	343,557	11,876	4.63%
Trust preferred debentures	75,422	3,817	6.77%	68,247	3,423	6.72%
Long-term debt	378,035	12,253	4.33%	421,463	12,972	4.12%
Total interest bearing liabilities	4,006,259	105,961	3.54%	3,836,023	90,417	3.16%
Demand deposits	633,572			610,265
Other liabilities	55,467			52,757
Stockholders' equity	401,310			379,740
Total liabilities and stockholders' equity	$5,096,608			$4,878,785
Net interest income		$127,848			$126,370
Interest rate spread			3.06%			3.25%
Net interest margin			3.61%			3.73%
Taxable equivalent adjustment		$4,674			$3,962
Net interest income		$123,174			$122,408

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

Three months ended September 30,		2007			2006
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$7,714	$102	5.25%	$9,869	$122	4.91%
Securities available for sale (1)(excluding unrealized gains or losses)	1,142,009	14,458	5.02%	1,134,668	13,950	4.88%
Securities held to maturity (1)	144,713	2,216	6.08%	126,654	1,934	6.06%
Investment in FRB and FHLB Banks	33,637	579	6.83%	40,070	602	5.96%
Loans and leases (2)	3,437,798	61,405	7.09%	3,361,676	59,509	7.03%
Total interest earning assets	4,765,871	78,760	6.56%	4,672,937	76,117	6.47%
Other assets	356,225			356,260
Total assets	$5,122,096			$5,029,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$658,741	5,620	3.38%	$569,956	4,943	3.44%
NOW deposit accounts	441,243	892	0.80%	439,828	878	0.79%
Savings deposits	488,010	1,077	0.88%	533,940	1,195	0.89%
Time deposits	1,679,446	19,473	4.60%	1,611,141	17,036	4.20%
Total interest bearing deposits	3,267,440	27,062	3.29%	3,154,865	24,052	3.03%
Short-term borrowings	322,245	3,885	4.78%	313,099	3,828	4.85%
Trust preferred debentures	75,422	1,277	6.72%	75,422	1,285	6.76%
Long-term debt	354,037	3,770	4.23%	418,158	4,603	4.37%
Total interest bearing liabilities	4,019,144	35,994	3.55%	3,961,544	33,768	3.38%
Demand deposits	656,176			625,282
Other liabilities	56,913			54,600
Stockholders' equity	389,863			387,771
Total liabilities and stockholders' equity	$5,122,096			$5,029,197
Net interest income		$42,766			$42,349
Interest rate spread			3.01%			3.08%
Net interest margin			3.56%			3.60%
Taxable equivalent adjustment		$1,579			$1,429
Net interest income		$41,187			$40,920

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended September 30,
	Increase (Decrease)
	2007 over 2006
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(28)	$8	$(20)
Securities available for sale	91	417	508
Securities held to maturity	277	5	282
Investment in FRB and FHLB Banks	(104)	81	(23)
Loans and leases	1,356	540	1,896
Total interest income	1,527	1,116	2,643

Money market deposit accounts	759	(82)	677
NOW deposit accounts	3	11	14
Savings deposits	(102)	(16)	(118)
Time deposits	744	1,693	2,437
Short-term borrowings	111	(54)	57
Trust preferred debentures	-	(8)	(8)
Long-term debt	(687)	(146)	(833)
Total interest expense	497	1,729	2,226

Change in FTE net interest income	$1,030	$(613)	$417

Nine months ended September 30,
	Increase (Decrease)
	2007 over 2006
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$7	$19	$26
Securities available for sale	885	1,711	2,596
Securities held to maturity	1,671	86	1,757
Investment in FRB and FHLB Banks	(301)	461	160
Loans and leases	7,859	4,624	12,483
Total interest income	9,870	7,152	17,022

Money market deposit accounts	3,403	796	4,199
NOW deposit accounts	41	401	442
Savings deposits	(333)	218	(115)
Time deposits	5,595	7,729	13,324
Short-term borrowings	(2,264)	283	(1,981)
Trust preferred debentures	363	31	394
Long-term debt	(1,383)	664	(719)
Total interest expense	4,143	11,401	15,544

Change in FTE net interest income	$5,727	$(4,249)	$1,478

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the years indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
(in thousands)
Service charges on deposit accounts	$6,195	$4,460	$15,600	$13,172
Broker/dealer and insurance revenue	1,027	1,024	3,203	2,899
Trust	1,701	1,425	4,930	4,242
Net securities gains (losses)	1,484	7	1,500	(905)
Bank owned life insurance income	467	431	1,351	1,204
ATM and debit card fees	2,159	1,888	6,096	5,322
Retirement plan administration fees	1,586	1,450	4,779	4,112
Other	1,908	1,832	5,750	6,251
Total noninterest income	$16,527	$12,517	$43,209	$36,297

Noninterest income for the three months ended September 30, 2007, was $16.5 million, up $4.0 million or 32.0% from $12.5 million for the same period in 2006.  Fees from service charges on deposit accounts and ATM and debit cards collectively increased $2.0 million as the Company focused on enhancing fee income through various initiatives, as well as growth in our debit card base and demand deposit accounts.  Retirement plan administration fees for the three months ended September 30, 2007, increased $0.1 million, compared with the same period in 2006.  Trust administration income increased $0.3 million for the three months ended September 30, 2007, compared with the same period in 2006.  This increase stems from market appreciation of existing accounts and an increase in customer accounts resulting from successful business development.  Net securities gains for the three months ended September 30, 2007, were $1.5 million compared with nominal net securities gains for the same period in 2006.  Excluding the effect of these securities transactions, noninterest income increased $2.5 million, or 20.2%, for the three months ended September 30, 2007, compared with the same period in 2006.

Noninterest income for the nine months ended September 30, 2007, was $43.2 million, up $6.9 million or 19.0% from $36.3 million for the same period in 2006.  Fees from service charges on deposit accounts and ATM and debit cards collectively increased $3.2 million as the Company focused on enhancing fee income through various initiatives, as well as growth in our debit card base and demand deposit accounts.  Retirement plan administration fees for the nine months ended September 30, 2007, increased $0.7 million, compared with the same period in 2006, as a result of our growing client base.  Broker/dealer and insurance revenue for the nine months ended September 30, 2007, increased $0.3 million in large part due to the growth in brokerage income from retail financial services as well as the addition of Hathaway Insurance Agency as part of the acquisition of CNB in February of 2006.  Bank-owned life insurance income for the nine months ended September 30, 2007, increased $0.1 million, compared with the same period in 2006.  Trust administration income increased $0.7 million for the nine months ended September 30, 2007, compared with the same period in 2006.  This increase stems from market appreciation of existing accounts and an increase in customer accounts resulting from successful business development.  Other noninterest income for the nine months ended September 30, 2007, decreased $0.5 million, compared with the same period in 2006, primarily as a result of a gain on the sale of a branch in 2006.  Net securities gains for the nine months ended September 30, 2007 were $1.5 million, compared with net securities losses of $0.9 million for the nine months ended September 30, 2006.  Excluding the effect of these securities transactions, noninterest income increased $4.5 million, or 12.1%, for the nine months ended September 30, 2007, compared with the same period in 2006.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
(in thousands)
Salaries and employee benefits	$15,876	$15,628	$44,862	$47,711
Occupancy	2,928	3,044	8,682	8,779
Equipment	1,797	2,040	5,567	6,263
Data processing and communications	2,779	2,637	8,501	7,988
Professional fees and outside services	2,256	1,627	5,840	5,259
Office supplies and postage	1,354	1,275	3,984	3,912
Amortization of intangible assets	413	471	1,232	1,260
Loan collection and other real estate owned	431	222	1,036	722
Other	3,393	2,974	10,409	10,190
Total noninterest expense	$31,227	$29,918	$90,113	$92,084

Noninterest expense for the three months ended September 30, 2007, was $31.2 million, up from $29.9 million for the same period in 2006. This 4.4% increase was principally the result of an increase in professional fees and outside services of $0.6 million, or 38.7%, from 2006 due primarily to fees and costs related to the aforementioned noninterest income initiatives incurred during the period.  Office expenses, such as supplies and postage, occupancy, equipment and data processing and communications charges, decreased collectively by $0.1 million, or 1.5%, for the three months ended September 30, 2007, compared with the same period in 2006.  In addition, other noninterest expense for the three months ended September 30, 2007 was $3.4 million, up from $3.0 million for the same period in 2006.  This increase was due primarily to flood-related insurance recoveries in 2006.

Noninterest expense for the nine months ended September 30, 2007, was $90.1 million, down from $92.1 million for the same period in 2006.  This decrease was principally the result of a decrease of $2.8 million, or 6.0%, in salaries and employee benefits.  This decrease was due primarily to a reduction in incentive compensation as well as a reduction in pension expenses of approximately $1.4 million, primarily due to a $15 million contribution to the defined benefit plan in 2006.  Office expenses, such as supplies and postage, occupancy, equipment and data processing and communications charges, decreased collectively by $0.2 million, or 0.8%, for the nine months ended September 30, 2007, compared with the same period in 2006.  Loan collection and other real estate owned expenses increased $0.3 million for the nine months ended September 30, 2007, over the same period in 2006.  This increase was due primarily to an increase in the amount of real estate taxes paid on foreclosures in 2007 compared with 2006. Other operating expense for the nine months ended September 30, 2007, increased $0.2 million, or 2.1%, compared with the same period in 2006.

Income Taxes

Income tax expense for the three months ended September 30, 2007, was $6.6 million, up from $6.5 million for the same period in 2006.  The effective rate for the three months ended September 30, 2007 was 30.2%, as compared with 30.9% for the same period in 2006.  Income tax expense for the nine months ended September 30, 2007, was $18.3 million, down from $18.4 million for the same period in 2006.  The effective rate for the nine months ended September 30, 2007, was 30.7%, up from 30.3% for the same period in 2006.

ANALYSIS OF FINANCIAL CONDITION

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Residential real estate mortgages	$723,963	$739,607	$747,309
Commercial	615,212	658,647	615,561
Commercial real estate mortgages	584,503	581,736	583,014
Real estate construction and development	72,542	94,494	90,418
Agricultural and agricultural real estate mortgages	116,640	118,278	117,463
Consumer	646,266	586,922	589,377
Home equity	576,197	546,719	540,729
Lease financing	86,894	86,251	85,861
Total loans and leases	$3,422,217	$3,412,654	$3,369,732

Real estate construction and development loans presented in September 2006 have been reclassified to conform with current year presentation which represents the conversion of construction loans to permanent financing

Total loans and leases were $3.4 billion, or 66.4% of assets, at September 30, 2007, $3.4 billion, or 67.1% of assets, at December 31, 2006, and $3.4 billion, or 66.6%, at September 30, 2006. Total loans and leases increased slightly by $9.6 million or 0.3% from December 31, 2006 to September 30, 2007.  This increase was due primarily to a 10.1% increase in consumer loans, most notably indirect installment loans, as a result of expansion of our dealer network.  Home equity loans increased $29.5 million, or 5.4%, from December 31, 2006 to September 30, 2007 as the Company promoted the home equity products through promotions in 2007.  The above mentioned increases were partially offset by decreases in commercial loans of 6.6%, residential real estate mortgages of 2.1%, and real estate construction and development loans of 23.2% at September 30, 2007 as compared with December 31, 2006.   The Company has no subprime loans in its portfolio.

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

Average total securities increased $60.2 million for the nine months ended September 30, 2007 when compared to the same period in 2006. The average balance of securities available for sale increased $24.1 million for the nine months ended September 30, 2007 when compared to the same period in 2006.  The average balance of securities held to maturity increased $36.1 million for the nine months ended September 30, 2007, compared to the same period in 2006. The average total securities portfolio represents 26.9% of total average earning assets for the nine months ended September 30, 2007, up from 26.8% for the same period in 2006.

Average total securities increased $25.4 million for the three months ended September 30, 2007 when compared to the same period in 2006. The average balance of securities available for sale increased $7.3 million for the three months ended September 30, 2007 when compared to the same period in 2006.  The average balance of securities held to maturity increased $18.1 million for the three months ended September 30, 2007, compared to the same period in 2006. The average total securities portfolio represents 27.0% of total average earning assets for the three months ended September 30, 2007 and 2006.

The following details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	At September 30,
	2007	2006
Mortgage-backed securities:
With maturities 15 years or less	22%	28%
With maturities greater than 15 years	3%	4%
Collateral mortgage obligations	22%	18%
Municipal securities	19%	18%
US agency notes	30%	27%
Other	4%	5%
Total	100%	100%

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan and lease losses to outstanding loans and leases at September 30, 2007 was 1.60% compared with 1.48% at December 31, 2006, and 1.50% at September 30, 2006.  This increase was due to the increase in the provision for loan losses and an increase in the nonperforming loans as discussed in the following pages.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Table 4
Allowance For Loan and Lease Losses
	Three months ended September 30,
(dollars in thousands)	2007		2006
Balance, beginning of period	$57,058		$50,148
Recoveries	1,187		946
Chargeoffs	(8,225)		(2,928)
Net chargeoffs	(7,038)		(1,982)
Provision for loan losses	4,788		2,480
Balance, end of period	$54,808		$50,646
Composition of Net Chargeoffs
Commercial and agricultural	$(4,617)	73%	$(1,001)	51%
Real estate mortgage	(292)	3%	27	-2%
Consumer	(2,129)	24%	(1,008)	51%
Net chargeoffs	$(7,038)	100%	$(1,982)	100%
Annualized net chargeoffs to average loans and leases	0.81%		0.23%

Allowance For Loan and Lease Losses
	Nine months ended September 30,
(dollars in thousands)	2007		2006
Balance, beginning of period	$50,587		$47,455
Recoveries	3,691		3,211
Chargeoffs	(16,124)		(8,341)
Net chargeoffs	(12,433)		(5,130)
Allowance related to purchase acquisition	-		2,410
Provision for loan losses	16,654		5,911
Balance, end of period	$54,808		$50,646
Composition of Net Chargeoffs
Commercial and agricultural	$(7,098)	63%	$(2,505)	49%
Real estate mortgage	(779)	5%	(108)	2%
Consumer	(4,556)	32%	(2,517)	49%
Net chargeoffs	$(12,433)	100%	$(5,130)	100%
Annualized net chargeoffs to average loans and leases	0.49%		0.21%

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

Table 5
Nonperforming Assets
	September 30,	December 31,	September 30,
(Dollars in thousands)	2007	2006	2006
Nonaccrual loans
Commercial and commercial real estate	$16,394	$5,942	$5,089
Agricultural	7,817	3,404	3,536
Real estate mortgages	2,022	2,338	1,891
Consumer	2,854	1,981	1,887
Total nonaccrual loans	29,087	13,665	12,403
Loans 90 days or more past due and still accruing
Commercial and commercial real estate	387	128	65
Agricultural	6	10	-
Real estate mortgages	667	682	806
Consumer	560	822	1,176
Total loans 90 days or more past due and still accruing	1,620	1,642	2,047
Total nonperforming loans	30,707	15,307	14,450
Other real estate owned (OREO)	917	389	395
Total nonperforming assets	31,624	15,696	14,845
Total nonperforming loans to loans and leases	0.90%	0.45%	0.43%
Total nonperforming assets to assets	0.61%	0.31%	0.29%
Total allowance for loan and lease losses to nonperforming loans	178.49%	330.48%	350.49%

Total nonperforming assets were $31.6 million at September 30, 2007, $15.7 million at December 31, 2006, and $14.8 million at September 30, 2006.  Nonaccrual loans were $29.1 million at September 30, 2007, as compared to $13.7 million at December 31, 2006 and $12.4 million at September 30, 2006.  The increase in nonperforming assets from December 31, 2006 to September 30, 2007 is primarily due to one owner-occupied commercial real estate relationship, as well as several agricultural loans that became nonaccrual during the second quarter of 2007.  These agricultural loans have been affected by the recent low milk prices, which caused considerable strain on the borrowers’ cash flow and their ability to pay their loans.  In addition to low milk prices, the agricultural loans have continued to be impacted by the record flooding of 2006 as well as high fuel costs.  On a linked quarter basis, nonaccrual loans totaled $29.1 million at September 30, 2007, $33.7 million at June 30, 2007, $16.3 million at March 31, 2007, and $13.7 million at December 31, 2006.  The increase in nonaccrual loans in the second quarter of 2007 was due to the above mentioned owner-occupied commercial real estate relationship as well as several agricultural loans.  These agricultural loans continued to be adversely affected by record low milk prices and were moved to nonaccrual status after reviewing the most recently received financial information in the second quarter of 2007.  The decrease in nonperforming loans during the third quarter was due primarily to commercial loan charge-offs and payoffs during the period as well as loan sales totaling approximately $3.8 million.  OREO increased from $0.4 million at September 30, 2006 to $0.9 million at September 30, 2007.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $80.6 million in potential problem loans at September 30, 2007 as compared to $69.8 million at December 31, 2006.    Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.”  At September 30, 2007, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Included in potential problem loans is one commercial business credit relationship which totaled approximately $11.6 million at September 30, 2007.  Management has been closely monitoring this loan, which was performing in accordance with its contractual terms at that date.  However, subsequent to quarter end, the credit has become past due 30 days for the first time.  This situation will be continually monitored during the fourth quarter and could lead to the credit being classified as non-accrual and impaired by year end.

Net chargeoffs totaled $12.4 million for the nine months ended September 30, 2007, up $7.3 million from the $5.1 million charged off during the same period in 2006.  The provision for loan and lease losses totaled $16.7 million for the nine months ended September 30, 2007, compared with the $5.9 million provided during the same period in 2006.  This increase in the provision was due primarily to the above mentioned increase in nonperforming loans, net chargeoffs, and potential problem loans.

Net chargeoffs totaled $7.0 million for the three months ended September 30, 2007, up $5.0 million from the $2.0 million charged off during the same period in 2006.  The increase in the net chargeoffs for this period was mainly attributable to commercial and agricultural loan credits as well as consumer loan credits.  The provision for loan and lease losses totaled $4.8 million for the three months ended September 30, 2007, compared with the $2.5 million provided during the same period in 2006.  This increase in the provision was due primarily to the above mentioned commercial and agricultural credits and consumer loan credits.

Deposits

Total deposits were $4.0 billion at September 30, 2007, up $153.8 million, or 4.1%, from December 31, 2006, and up $162.2 million, or 4.3%, from the same period in the prior year.  The increase in deposits compared with September 30, 2006, was driven by organic deposit growth (driven primarily by time deposit growth).

Total average deposits for the nine months ended September 30, 2007 increased $293.9 million, or 8.1%, from the same period in 2006. The Company experienced an increase in average time deposits of $179.0 million or 11.9%, for the nine months ended September 30, 2007 compared to the same period in 2006, and an increase average money market deposit accounts of $134.3 million or 25.9%, for the nine months ended September 30, 2007 compared to the same period in 2006.  These increases were caused by a shift in the deposit mix from interest sensitive customers into higher paying time accounts.  Average savings and NOW accounts experienced a decrease of $42.7 million for the nine month period ended September 30, 2007 as compared to the same period in 2006.  This decrease was the result of the previously mentioned shift in deposit mix from lower cost deposit accounts to higher cost deposit accounts with more attractive interest rates (which have increased due to the rising rate environment).  Average demand deposit accounts increased $23.3 million for the nine months ended September 30, 2007 as compared to the same period in 2006.

Total average deposits for the three months ended September 30, 2007 increased $143.5 million, or 3.8%, from the same period in 2006. The Company experienced an increase in average time deposits of $68.3 million or 4.2%, for the three months ended September 30, 2007 compared to the same period in 2006, and an increase average money market deposit accounts of $88.8 million or 15.6%, for the three months ended September 30, 2007 compared to the same period in 2006.  These increases were caused by a shift in the deposit mix from interest sensitive customers into higher paying time accounts.  Average savings and NOW accounts experienced a decrease of $44.5 million for the three month period ended September 30, 2007 as compared to the same period in 2006.  This decrease was the result of the previously mentioned shift in deposit mix from lower cost deposit accounts to higher cost deposit accounts with more attractive interest rates (which have increased due to the rising rate environment).  Average demand deposit accounts increased $30.9 million for the three months ended September 30, 2007 as compared to the same period in 2006.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $305.9 million at September 30, 2007 compared to $345.4 million and $324.5 million at December 31, and September 30, 2006, respectively.  Long-term debt was $377.1 million at September 30, 2007, and was $417.7 and $417.8 million at December 31, and September 30, 2006, respectively.  For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” on page 36 in this discussion.

Capital Resources

Stockholders' equity of $385.6 million represents 7.5% of total assets at September 30, 2007, compared with $403.8 million, or 7.9% at December 31, 2006, and $399.5 million, or 7.9% as of September 30, 2006.  On July 23, 2007, the NBT Board of Directors authorized a new repurchase program whereby NBT may repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, as market conditions warrant in open market and privately negotiated transactions.  When this repurchase was authorized, there were 636,780 shares remaining under previous authorizations.  These remaining shares were combined with this new authorization, increasing the total shares available for repurchase to 1,636,780.  Under previously mentioned stock repurchase plans, the Company purchased 2,261,267 shares of its common stock during the nine-month period ended September 30, 2007, for a total cost of $49.0 million with an average price of $21.65 per share.  For the three-month period ended September 30, 2007, the Company purchased 1,160,900 shares of its common stock for a total of $23.9 million at an average price of $20.60 per share.  There were 475,880 shares remaining for purchase under stock repurchase plans at September 30, 2007.

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

Table 6

Capital Measurements
2007	March 31,	June 30,	September 30,
Tier 1 leverage ratio	7.60%	7.37%	7.06%
Tier 1 capital ratio	10.53%	10.21%	9.77%
Total risk-based capital ratio	11.78%	11.46%	11.02%
Cash dividends as a percentage of net income	46.21%	50.74%	47.85%
Per common share:
Book value	$11.99	$11.72	$11.97
Tangible book value	$8.61	$8.29	$8.43

2006	March 31,	June 30,	September 30,
Tier 1 leverage ratio	7.77%	7.27%	7.38%
Tier 1 capital ratio	10.30%	9.90%	10.15%
Total risk-based capital ratio	11.56%	11.15%	11.40%
Cash dividends as a percentage of net income	48.20%	46.99%	46.13%
Per common share:
Book value	$11.22	$11.15	$11.73
Tangible book value	$7.84	$7.72	$7.90

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.82 at September 30, 2007 and 1.98 in the comparable period of the prior year. The Company's price was 13.3 times trailing twelve months earnings at September 30, 2007, compared to 14.2 times for the same period last year.

Table 7
Quarterly Common Stock and Dividend Information
				Cash Dividends
Quarter Endings	High	Low	Close	Declared
2006
March 31	$23.90	$21.02	$23.25	$0.190
June 30	23.24	21.03	23.23	0.190
September 30	24.57	21.44	23.26	0.190
December 31	26.47	22.36	25.51	0.190
2007
March 31	$25.81	$21.73	$23.43	$0.200
June 30	$23.45	$21.80	$22.56	$0.200
September 30	$23.80	$17.10	$21.74	$0.200

On October 22, 2007, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.20 per share.  The cash dividend will be paid on December 15, 2007 to stockholders of record as of December 1, 2007.

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

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period.  Two additional models are run with static balance sheets: (1) a gradual increase of 200 bp, (2) and a gradual decrease of 200 bp taking place over a 12-month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions.  Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

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

Net interest income for the next 12 months in the + 200/- 200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2007 balance sheet position:

Table 8
Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(4.44%)
-200	1.07%

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At September 30, 2007, the Company’s Basic Surplus measurement was 6.62% of total assets or $341 million, which was above the Company’s minimum of 5% or $258 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position.  At September 30, 2007, the Company Basic Surplus declined slightly compared to the December 31, 2006 Basic Surplus of 7.9%.

The Company’s primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company’s subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At September 30, 2007, approximately $32.0 million of the total stockholders’ equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

Item 4.  Controls and Procedures

The  Company's  management,  including the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as  of  September 30, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

There  were  no changes made in the Company's internal controls over financial  reporting  that  occurred  during  the  Company's  most recent fiscal quarter  that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1 – Legal Proceedings

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

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
7/1/07 - 7/31/07	119,600	$ 18.65	119,600	1,517,180
8/1/07 - 8/31/07	903,400	20.75	903,400	613,780
9/1/07 - 9/30/07	137,900	21.33	137,900	475,880
Total	1,160,900	$ 20.60	1,160,900	475,880

1)
On July 23, 2007, the NBT Board of Directors authorized a new repurchase program whereby NBT may repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, as market conditions warrant in open market and privately negotiated transactions.  When this repurchase was authorized, there were 636,780 shares remaining under previous authorizations.  These remaining shares were combined with this new authorization, increasing the total shares available for repurchase to 1,636,780.  Under previously mentioned stock repurchase plans, the Company purchased 2,261,267 shares of its common stock during the nine-month period ended September 30, 2007, for a total of $49.0 million at an average price of $21.65 per share.  For the three-month period ended September 30, 2007, the Company purchased 1,160,900 shares of its common stock for a total of $23.9 million at an average price of $20.60 per share.  There were 475,880 shares remaining for purchase under stock repurchase plans at September 30, 2007.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

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

31.1           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of November 2007.

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