Form 10-K
period 2007-12-31
NBT BANCORP INC
filed 2008-02-29
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

Based  upon  the  closing  price of the registrant’s common stock as of June 30, 2007, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $732,905,150.

The number of shares of Common Stock outstanding as of February 15, 2008, was 32,140,042.

DOCUMENTS INCORPORATED BY REFERENCE
Portions  of the registrant’s definitive Proxy Statement for its Annual Meeting  of Stockholders to be held on May 6, 2008 are incorporated by reference into  Part  III,  Items  10,  11,  12,  13  and  14  of  this  Form  10-K.

  NBT BANCORP INC.
  FORM 10-K – Year Ended December 31, 2007

PART I

ITEM 1	BUSINESS
Description of Business
Average Balance Sheets
Net Interest Income Analysis –Taxable Equivalent Basis
Net Interest Income and Volume/Rate Variance - Taxable Equivalent Basis
Securities Portfolio
Debt Securities - Maturity Schedule
Loans
Maturities and Sensitivities of Loans to Changes in Interest Rates
Nonperforming Assets
Allowance for Loan Losses
Maturity Distribution of Time Deposits
Return on Equity and Assets
Short-Term Borrowings

ITEM 1A	RISK FACTORS

ITEM 1B	UNRESOLVED STAFF COMMENTS

ITEM 2	PROPERTIES

ITEM 3	LEGAL PROCEEDINGS

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6	SELECTED FINANCIAL DATA

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2007
Consolidated Statements of Changes in Stockholders’ Equity for each of the years in the three-year period ended December 31, 2007
Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2007
Consolidated Statements of Comprehensive Income for each of the yearsin the three-year period ended December 31, 2007
Notes to Consolidated Financial Statements

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A	CONTROLS AND PROCEDURES

ITEM 9B	OTHER INFORMATION

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11	EXECUTIVE COMPENSATION*

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENECIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES*

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements (See Item 8 for Reference).
(2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
(3) Exhibits.
(b) Refer to item 15(a)(3)above.
(c) Refer to item 15(a)(2) above.

SIGNATURES

*	Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART I

ITEM 1. BUSINESS

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2007 had assets of $5.2 billion and stockholders’ equity of $397.3 million. The Registrant is the parent holding company of NBT Bank, N.A. (the Bank), NBT Financial Services, Inc. (NBT Financial), Hathaway Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (the Trusts).  Through the Bank and NBT Financial, the Company is focused on community banking operations.  The Trusts were organized to raise additional regulatory capital and to provide funding for certain acquisitions. The Registrant’s primary business consists of providing commercial banking and financial services to its customers in its market area. The principal assets of the Registrant are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank and NBT Financial.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York and northeastern Pennsylvania market area. The Bank conducts business through two geographic operating divisions, NBT Bank and Pennstar Bank.

At year end 2007, the NBT Bank division had 82 divisional offices and 110 automated teller machines (ATMs), located primarily in central and upstate New York. At December 31, 2007, the NBT Bank division had total loans and leases of $2.7 billion and total deposits of $3.0 billion.

At year end 2007, the Pennstar Bank division had 39 divisional offices and 56 ATMs, located primarily in northeastern Pennsylvania. At December 31, 2007, the Pennstar Bank division had total loans and leases of $745.7 million and total deposits of $845.4 million.

The Bank has six operating subsidiaries, NBT Capital Corp., Pennstar Bank Services Company, Broad Street Property Associates, Inc., NBT Services, Inc., Pennstar Realty Trust, and CNB Realty Trust. NBT Capital Corp., formed in 1998, is a venture capital corporation formed to assist young businesses to develop and grow primarily in the markets we serve. Broad Street Property Associates, Inc., formed in 2004, is a property management company.  NBT Services, Inc., formed in 2004, is the holding company of and has an 80% ownership interest in NBT Settlement Services, LLC.  NBT Settlement Services, LLC, formed in 2004, provides title insurance products to individuals and corporations. Pennstar Realty Trust, formed in 2000, and CNB Realty Trust, formed in 1998, are real estate investment trusts. Pennstar Bank Services Company, formed in 2002, provides administrative and support services to the Pennstar Bank division of the Bank.

CNBF Capital Trust I (Trust I) and NBT Statutory Trust I are Delaware statutory business trusts formed in 1999 and 2005, respectively, for the purpose of issuing trust preferred securities and lending the proceeds to the Company. In connection with the acquisition of CNB Bancorp, Inc. mentioned below, the Company formed NBT Statutory Trust II (Trust II) in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. The Company raised $51.5 million through Trust II in February 2006. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are variable interest entities (VIEs) for which the Company is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003) (FIN 46R).” In accordance with FIN 46R, the accounts of the Trusts are not included in the Company’s consolidated financial statements. See the Company’s accounting policy related to the consolidation in Note 1 — Summary of Significant Accounting Policies in the notes to consolidated financial statements included in Item 8 Financial Statements and Supplementary Data of this report.  For more information relating to the Trusts, see Note 13 to the consolidated financial statements.

On February 10, 2006, the Company acquired CNB Bancorp, Inc. (“CNB”), a bank holding company headquartered in Gloversville, New York. The acquisition was accomplished by merging CNB with and into the Company. By virtue of this acquisition, CNB’s banking subsidiary, City National Bank and Trust Company, was merged with and into NBT Bank.  City National Bank and Trust Company operated 9 full-service community banking offices – located in Fulton, Hamilton, Montgomery and Saratoga counties, with approximately $400 million in assets.

In connection with the merger with CNB, the Company issued an aggregate of 2.1 million shares of Company common stock and $39 million in cash to the former holders of CNB common stock.

CNB nonqualified stock options, entitling holders to purchase CNB common stock outstanding, were cancelled on the closing date and such option holders received an option payment subject to the terms of the merger agreement. The total number of CNB nonqualified stock options that were canceled was 103,545, which resulted in a cash payment to option holders before any applicable federal or state withholding tax, of approximately $1.3 million. In accordance with the terms of the Merger Agreement, all outstanding CNB incentive stock options as of the effective date were assumed by the Company.  At that time, there were 144,686 CNB incentive stock options that were exchanged for 237,278 replacement incentive stock options of the Company.  All CNB incentive stock options were converted to nonqualified stock options.

Based on the $22.42 per share closing price of the Company’s common stock on February 10, 2006, the transaction was valued at approximately $88 million.

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

The Company is subject to capital adequacy guidelines of the FRS. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The FRS capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2007, the Company’s leverage ratio was 7.14%, its ratio of Tier 1 capital to risk-weighted assets was 9.79%, and its ratio of qualifying total capital to risk-weighted assets was 11.05%. The FRS may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The FRS has not advised the Company of any special capital requirement applicable to it.

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

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company. As of December 31, 2007, the Bank was in compliance with all minimum capital requirements. The Bank’s leverage ratio was 6.82%, its ratio of Tier 1 capital to risk-weighted assets was 9.40%, and its ratio of qualifying total capital to risk-weighted assets was 10.66%.

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2007, the Bank’s total brokered deposits were $209.0 million.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2007, approximately $33.4 million was available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. As indicated above, the Bank is currently in compliance with these requirements.

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

The deposits of the Bank are insured up to regulatory limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006, gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The FDIC has adopted regulations to implement its new authority.  Under these regulations, all insured depository institutions are placed into one of four risk categories.  According to FDIC estimates, approximately 95% of all insured institutions, including the Bank, are in Risk Category I, the most favorable category.  Within this category, all insured institutions pay a base rate assessment of $0.02 to $0.04 per $100 of assessable deposits (which rate may be adjusted annually by the FDIC by up to $0.03 per $100 of assessable deposits without public comment) based on the risk of loss to the Depository Insurance Fund (“DIF”) posed by the particular institution.  For institutions such as the Bank, which do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition.  For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating.  The new law became effective on January 1, 2007.  The reform legislation also provided a credit to all insured depository institutions, based on the amount of their insured deposits at year-end 1996, that may be used as an offset to the premiums that are assessed.  The Bank estimates that its credit will fully offset its 2008 deposit insurance assessment.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. During 2007, FDIC assessments for purposes of funding FICO bond obligations ranged from an annualized $0.0122 per $100 of deposits for the first quarter of 2007 to $0.0114 per $100 of deposits for the fourth quarter of 2007. The Bank paid $0.5 million of FICO assessments in 2007. For the first quarter of 2008, the FICO assessment rate is $0.0114 per $100 of deposits.

Transactions between the Bank and any of its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act and FRS regulations thereunder. An “affiliate” of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of sections 23A and 23B, unless the subsidiary is also controlled through a non-bank chain of ownership by affiliates or controlling shareholders of the bank, the subsidiary is a financial subsidiary that operates under the expanded authority granted to national banks under the Gramm-Leach-Bliley Act (“GLB Act”), or the subsidiary engages in other activities that are not permissible for a bank to engage in directly (except insurance agency subsidiaries). Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by placing quantitative and qualitative limitations on covered transactions between a bank and with any one affiliate as well as all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

In 2007, the Federal Reserve and SEC issued a final joint rulemaking to clarify that traditional banking activities involving some elements of securities brokerage activitities, such as most trust and fiduciary activities, may continue to be performed by banks rather than being “pushed-out” to affiliates supervised by the SEC.

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

The GLB Act requires all financial institutions, including the Company and the Bank, to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers, including customers of the Company, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The FRS and the Federal Trade Commission (“FTC”) have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been promulgated by the FRS and FTC. The Company has developed policies and procedures for itself and its subsidiaries, including the Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of the GLB Act and the FACT Act.

Periodic disclosures by companies in various industries of the loss or theft of computer-based nonpublic customer information have led several members of Congress to call for the adoption of national standards for the safeguarding of such information and the disclosure of security breaches. Several committees of both houses of Congress have conducted and have proposed legislation regarding these issues. hearings on data security and related issues.

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. As of December 31, 2007, the Company and the Bank believe they are in compliance with the USA PATRIOT Act and regulations thereunder.

The Sarbanes-Oxley Act (“SOA”) implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to federal securities laws. The SOA applies generally to companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as the Company. It includes very specific additional disclosure requirements and have adopted corporate governance rules, and the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules pursuant to its mandates. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Home mortgage lenders, including banks, are required under the Home Mortgage Disclosure Act (“HMDA”) to make available to the public expanded information regarding the pricing of home mortgage loans, including the “rate spread” between the interest rate on loans and certain Treasury securities and other benchmarks. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institutions to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. The Company has no information that it or its affiliates is the subject of any HMDA investigation.

During 2007, the Federal Reserve, OCC and other federal financial regulatory agencies issued final guidance on subprime mortgage lending to address issues relating to certain subprime mortgages, especially adjustable-rate mortgage (ARM) products that can cause payment shock.  The subprime guidance described the prudent safety and soundness and consumer protection standards that the regulators expect banks and financial institutions, such as the Company and Bank, to follow to ensure borrowers obtain loans they can afford to repay.

In December 2006, the Federal Reserve, OCC and other federal financial regulatory agencies issued similar final guidance on sound risk management practices for concentrations in commercial real estate (“CRE”) lending.  The CRE guidance provided supervisory criteria, including numberical indicators to direct examiners in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny.  The CRE criteria do not constitute limits on CRE lending, but the CRE guidance does provide certain additional expectations, such as enhanced risk management practices and levels of capital, for banks with concentrations in CRE lending.

EMPLOYEES
At December 31, 2007, the Company had 1,253 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.  The Company considers its employee relations to be good.

AVAILABLE INFORMATION
The Company’s website is http://www.nbtbancorp.com. The Company makes available free of charge through its website, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Ethics and other codes/committee charters. The references to our website do not constitute incorporation by reference of the  information contained in the website and such information should not be considered part of this document.

Any materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Net Interest Income” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosure About Market Risk located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

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

As of December 31, 2007, approximately 41% of the Company’s loan and lease portfolio consisted of commercial, agricultural, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans and Leases and Corresponding Interest and Fees on Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

The Company’s Allowance For Loan and Lease Losses May Be Insufficient

The Company maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan and lease portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Company will need additional provisions to increase the allowance for loan and lease losses. These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Risk Management – Credit Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan and losses.

The Company’s Profitability Depends Significantly on Local and National Economic Conditions

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

The second half of 2007 was highlighted by significant disruption and volatility in the financial and capital marketplaces.  This turbulence has been attributable to a variety of factors, including the fallout associated with the subprime mortgage market.  One aspect of this fallout has been significant deterioration in the activity of the secondary market.  The disruptions have been exacerbated by the continued decline of the real estate and housing market along with significant mortgage loan related losses incurred by many lending institutions.  The turmoil in the mortgage market has impacted the global markets as well as the domestic markets and led to a significant credit and liquidity crisis in many domestic markets during the second half of 2007. As a lender, we may be adversely affected by general economic weaknesses, and, in particular, a sharp downturn in the housing industry in the states of New York and Pennsylvania.  During the second half of 2007, we have experienced an increase in nonperforming loans and net loan charge-offs.  No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in a further increase in delinquencies, causing a decrease in our interest income, or continue to have an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses.

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

The Company Is Subject To Extensive Government Regulation and Supervision

The Company, primarily through NBT Bank and certain non-bank subsidiaries, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1. Business, which is located elsewhere in this report.

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

The Company Relies on Dividends From Its Subsidiaries For Most Of Its Revenue

The Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on the Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Company’s common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The Company’s headquarters are located at 52 South Broad Street, Norwich, New York 13815.  The Company operated the following number of community banking branches and automated teller machines (ATMs) as of December 31, 2007:

County	Branches	ATMs	County	Branches	ATMs
NBT Bank Division			Pennstar Bank Division
New York			Pennsylvania
Albany County	4	5	Lackawanna County	17	25
Broome County	7	12	Luzerne County	4	8
Chenango County	11	13	Monroe County	6	7
Clinton County	3	2	Pike County	3	4
Delaware County	5	6	Susquehanna County	6	8
Essex County	3	6	Wayne County	3	4
Franklin County	1	1
Fulton County	7	12
Greene County	-	1
Hamilton County	1	1
Herkimer County	2	1
Montgomery County	7	6
Oneida County	6	11
Otsego County	9	16
Saratoga County	4	6
Schenectady County	1	1
Schoharie County	4	3
St. Lawrence County	5	6
Tioga County	1	1
Warren County	1	-

The Company leases fifty of the above listed branches from third parties.  The Company owns all other banking premises. The Company believes that its offices are sufficient for its present operations.  All automated teller machines are owned.

ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART  II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND ISSUER REPURCHASES OF EQUITY SECURITIES
The common stock of NBT Bancorp Inc. (“Common Stock”) is quoted on the Nasdaq Global Select Market under the symbol “NBTB.” The following table sets forth the market prices and dividends declared for the Common Stock for the periods indicated:

	High	Low	Dividend
2006
1st quarter	$23.90	$21.02	$0.19
2nd quarter	23.24	21.03	0.19
3rd quarter	24.57	21.44	0.19
4th quarter	26.47	22.36	0.19
2007
1st quarter	$25.81	$21.73	$0.20
2nd quarter	23.45	21.80	0.20
3rd quarter	23.80	17.10	0.20
4th quarter	25.00	20.58	0.20

The closing price of the Common Stock on February 15, 2008 was $21.00.
As of February 15, 2008, there were 7,050 shareholders of record of Company common stock.

Equity Compensation Plan Information

As of December 31, 2007, the following table summarizes the Company’s equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options	B. Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A.)
Equity compensation plans approved by stockholders	1,878,352	$20.89	1,737,406
Equity compensation plans not approved by stockholders	None	None	None

Performance Graph

The following graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the Index for NASDAQ Financial Stocks.  The stock performance graph assumes that $100 was invested on December 31, 2002.  The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year.  The yearly points marked on the horizontal axis correspond to December 31 of that year.  We calculate each of the referenced indices in the same manner.  All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
NBT Bancorp	$100.00	$130.04	$160.98	$139.69	$170.40	$157.82
NASDAQ Financial Stocks	$100.00	$131.13	$151.10	$154.65	$176.72	$163.96
NASDAQ Composite Index	$100.00	$150.76	$164.53	$168.03	$185.46	$205.21

Source:  Bloomberg, L.P.

Dividends

We depend primarily upon dividends from our subsidiaries for a substantial part of our revenue.  Accordingly, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries.  Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions.  Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years.  At December 31, 2007, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $33.4 million to the Company without the prior approval of the OCC.

If the capital of the Company is diminished by depreciation in the value of its property or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, no dividends may be paid out of net profits until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets has been repaired.  See the section captioned “Supervision and Regulation” in Item 1. Business and Note 15 – Stockholders’ Equity in the notes to consolidated financial statements in included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

ITEM 6. SELECTED FINANCIAL DATA

The following summary of financial and other information about the Company is derived from the Company’s audited consolidated financial statements for each of the five fiscal years ended December 31, 2007 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and accompanying notes, included elsewhere in this report:
	Year ended December 31,
(In thousands, except per share data)	2007	2006	2005	2004	2003

Interest, fee and dividend income	$306,117	$288,842	$236,367	$210,179	$207,298
Interest expense	141,090	125,009	78,256	59,692	62,874
Net interest income	165,027	163,833	158,111	150,487	144,424
Provision for loan and lease losses	30,094	9,395	9,464	9,615	9,111
Noninterest income excluding securities gains and losses	57,586	49,504	43,785	40,673	37,603
Securities gains (losses), net	2,113	(875)	(1,236)	216	175
Other noninterest expense	122,517	122,966	115,305	109,777	104,517
Income before income taxes	72,115	80,101	75,891	71,984	68,574
Net income	50,328	55,947	52,438	50,047	47,104

Per common share
Basic earnings	$1.52	$1.65	$1.62	$1.53	$1.45
Diluted earnings	1.51	1.64	1.60	1.51	1.43
Cash dividends paid	0.79	0.76	0.76	0.74	0.68
Book value at year-end	12.29	11.79	10.34	10.11	9.46
Tangible book value at year-end	8.78	8.42	8.75	8.66	7.94
Average diluted common shares outstanding	33,421	34,206	32,710	33,087	32,844

At December 31,
Securities available for sale, at fair value	$1,140,114	$1,106,322	$954,474	$952,542	$980,961
Securities held to maturity, at amortized cost	149,111	136,314	93,709	81,782	97,204
Loans and leases	3,455,851	3,412,654	3,022,657	2,869,921	2,639,976
Allowance for loan and lease losses	54,183	50,587	47,455	44,932	42,651
Assets	5,201,776	5,087,572	4,426,773	4,212,304	4,046,885
Deposits	3,872,093	3,796,238	3,160,196	3,073,838	3,001,351
Borrowings	868,776	838,558	883,182	752,066	672,631
Stockholders’ equity	397,300	403,817	333,943	332,233	310,034

Key ratios
Return on average assets	0.98%	1.14%	1.21%	1.21%	1.22%
Return on average equity	12.60	14.47	15.86	15.69	15.90
Average equity to average assets	7.81	7.85	7.64	7.74	7.69
Net interest margin	3.61	3.70	4.01	4.03	4.16
Dividend payout ratio	52.32	46.34	47.50	49.01	47.55
Tier 1 leverage	7.14	7.57	7.16	7.13	6.76
Tier 1 risk-based capital	9.79	10.42	9.80	9.78	9.96
Total risk-based capital	11.05	11.67	11.05	11.04	11.21

Selected Quarterly Financial Data
	2007				2006
(Dollars in thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest, fee and dividend income	$75,459	$76,495	$77,181	$76,982	$66,306	$71,831	$74,688	$76,017
Interest expense	34,830	35,137	35,994	35,129	26,187	30,462	33,768	34,592
Net interest income	40,629	41,358	41,187	41,853	40,119	41,369	40,920	41,425
Provision for loan and lease losses	2,096	9,770	4,788	13,440	1,728	1,703	2,480	3,484
Noninterest income excluding net securities (losses)gains	12,695	13,971	15,043	15,877	12,158	12,534	12,510	12,302
Net securities (losses) gains	(5)	21	1,484	613	(934)	22	7	30
Noninterest expense	30,872	28,014	31,227	32,404	30,472	31,694	29,918	30,882
Net income	$14,132	$12,064	$15,147	$8,985	$13,588	$14,169	$14,542	$13,648
Basic earnings per share	$0.41	$0.36	$0.46	$0.28	$0.41	$0.41	$0.43	$0.40
Diluted earnings per share	$0.41	$0.36	$0.46	$0.28	$0.40	$0.41	$0.43	$0.40
Net interest margin	3.63%	3.63%	3.56%	3.61%	3.86%	3.73%	3.60%	3.63%
Return on average assets	1.13%	0.95%	1.17%	0.69%	1.18%	1.15%	1.15%	1.07%
Return on average equity	14.06%	11.90%	15.41%	9.06%	15.11%	14.71%	14.89%	13.31%
Average diluted common shares outstanding	34,457	33,936	32,921	32,398	33,746	34,472	34,197	34,402

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of NBT Bancorp Inc. (the “Registrant”) and its wholly owned subsidiaries, NBT Bank, N.A. (the Bank), NBT Financial Services, Inc. (NBT Financial), and Hathaway Agency, Inc. during 2007 and, in summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent (FTE) basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2007 and 2006 and for each of the years in the three-year period ended December 31, 2007 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 2007 presentation.

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

Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company also considers the Citigroup Liability Index and market interest rates in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels.

The Company’s policy on the allowance for loan and lease losses and pension accounting is disclosed in note 1 to the consolidated financial statements. A more detailed description of the allowance for loan and lease losses is included in the “Risk Management” section of this Form 10-K.  All significant pension accounting assumptions and detail is disclosed in Note 17 to the consolidated financial statements. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding on how the Company’s financial performance is reported.

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

OVERVIEW

The Company had net income of $50.3 million or $1.51 per diluted share for 2007, down 10.0% from net income of $55.9 million or $1.64 per diluted share for 2006.  The provision for loan and lease losses totaled $30.1 million for the year ended December 31, 2007, up $20.7, or 220.3%, from $9.4 million for the year ended December 31, 2006.  This increase was due in large part to increases in nonperforming loans and charge-offs in 2007.  The increase in the provision for loan and lease losses was offset by several factors.  Net interest income increased $1.2 million or 0.7% in 2007 compared to 2006.  The increase in net interest income resulted mainly from an increase in average earning assets of $171.4 million, or 3.7% to $4.7 billion in 2007, driven by a 3.7% increase in average loans and leases for the period. Noninterest income increased $11.1 million or 22.8% compared to 2006. The increase in noninterest income was driven primarily by an increase in service charges on deposit accounts from fee initiatives during the year.  Also included in noninterest income for 2007 were net securities gains totaling $2.1 million compared to net securities losses of $0.9 million in 2006. Excluding net security gains and losses, total noninterest income increased 16.3% in 2007 compared with 2006. Noninterest expense remained relatively stable from $123.0 million in 2006 to $122.5 million in 2007.

The Company had net income of $55.9 million or $1.64 per diluted share for 2006, up 6.7% from net income of $52.4 million or $1.60 per diluted share for 2005. Results were driven by several factors. Net interest income increased $5.7 million or 3.6% in 2006 compared to 2005. The increase in net interest income resulted mainly from an increase in average earning assets of $528.8 million, or 13.1% to $4.6 billion in 2006, driven by a 11.6% increase in average loans and leases for the period. Noninterest income increased $6.1 million or 14.3% compared to 2005. Included in noninterest income for 2006 were net securities losses totaling $0.9 million compared to net securities losses of $1.2 million in 2005. Excluding net security gains and losses, total noninterest income increased 13.1% in 2006 compared with 2005. Offsetting the increases in net interest income and noninterest income was an increase in noninterest expense of $7.7 million in 2006 compared to 2005.  Noninterest income and expense increased in all line items in 2006 compared to 2005, primarily as a result of the CNB merger in February of 2006 (see Item 1. Business for merger details).  The provision for loan and lease losses decreased slightly in 2006 compared to 2005, as potential problem loans have decreased as a percentage of the loan portfolio, offset by an increase in net charge-offs.

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

Table 1. Average Balances and Net Interest Income

	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Short-term interest bearing accounts	$8,395	$419	4.99%	$8,116	$395	4.87%	$7,298	$229	3.14%
Securities available for sale (1)	1,134,837	57,290	5.05	1,110,405	53,992	4.86	954,461	43,113	4.52
Securities held to maturity (1)	144,518	8,901	6.16	115,636	7,071	6.11	88,244	5,035	5.71
Investment in FRB and FHLB Banks	34,022	2,457	7.22	39,437	2,076	5.26	37,607	1,898	5.05
Loans and leases (2)	3,425,318	243,317	7.10	3,302,080	230,800	6.99	2,959,256	190,331	6.43
Total earning assets	4,747,090	312,384	6.58	4,575,674	294,334	6.43	4,046,866	240,606	5.95
Other non-interest earning assets	362,497			349,396			279,289
Total assets	$5,109,587			$4,925,070			$4,326,155

Liabilities and stockholders’ equity
Money market deposit accounts	$663,532	22,402	3.38%	$543,323	18,050	3.32%	$399,056	7,312	1.83%
NOW deposit accounts	449,122	3,785	0.84	443,339	3,297	0.74	439,751	2,305	0.52
Savings deposits	485,562	4,299	0.89	532,788	4,597	0.86	559,584	3,985	0.71
Time deposits	1,675,116	76,088	4.54	1,534,556	61,854	4.03	1,217,442	36,330	2.98
Total interest-bearing deposits	3,273,332	106,574	3.26	3,054,006	87,798	2.87	2,615,833	49,932	1.91
Short-term borrowings	280,162	12,943	4.62	331,255	15,448	4.66	353,644	10,983	3.11
Trust preferred debentures	75,422	5,087	6.74	70,055	4,700	6.71	19,596	1,227	6.26
Long-term debt	384,017	16,486	4.29	414,976	17,063	4.11	410,891	16,114	3.92
Total interest-bearing liabilities	4,012,933	141,090	3.52	3,870,292	125,009	3.23	3,399,964	78,256	2.30
Demand deposits	639,423			614,055			543,077
Other non-interest-bearing liabilities	57,932			54,170			52,438
Stockholders’ equity	399,299			386,553			330,676
Total liabilities and stockholders’ equity	$5,109,587			$4,925,070			$4,326,155
Interest rate spread			3.06%			3.20%			3.64%
Net interest income-FTE		171,294			169,325			162,350
Net interest margin			3.61%			3.70%			4.01%
Taxable equivalent adjustment		6,267			5,492			4,239
Net interest income		$165,027			$163,833			$158,111

1.	Securities are shown at average amortized cost.
2.
For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.  The interest collected thereon is included in interest income based upon the characteristics of the related loans.

NET INTEREST INCOME
On a tax equivalent basis, the Company’s net interest income for 2007 was $171.3 million, up from $169.3 million for 2006. The Company’s net interest margin declined to 3.61% for 2007 from 3.70% for 2006. The decline in the net interest margin resulted primarily from interest-bearing liabilities repricing up faster than earning assets, offset somewhat by the increase in average demand deposits, which increased $25.4 million or 4.1% during the period.  Earning assets, particularly those tied to a fixed rate, have not fully realized the benefit of the higher interest rate environment, since rates for earning assets with terms three years or longer have remained relatively flat during this period due to the flat/inverted yield curve.  The yield on earning assets increased 15 basis points (bp), from 6.43% for 2006 to 6.58% for 2007. Meanwhile, the rate paid on interest bearing liabilities increased 29 bp, from 3.23% for 2006 to 3.52% for 2007. Additionally, offsetting the decline in net interest margin was an increase in average earning assets of $171.4 million or 3.7%, driven primarily by a $123.2 million increase in average loans and leases. The increase in average loans and leases was due to in large part to a 17.1% increase in consumer installment loans.  The following table presents changes in interest income, on a FTE basis, and interest expense attributable to changes in  volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest  income.  The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

Table 2. Analysis of Changes in Taxable Equivalent Net Interest Income
	Increase (Decrease)			Increase (Decrease)
	2007 over 2006			2006 over 2005
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$14	$10	$24	$28	$138	$166
Securities available for sale	1,205	2,093	3,298	7,411	3,468	10,879
Securities held to maturity	1,779	51	1,830	1,654	382	2,036
Investment in FRB and FHLB Banks	(314)	695	381	94	84	178
Loans and leases	8,711	3,806	12,517	23,143	17,326	40,469
Total interest income	11,184	6,866	18,050	33,023	20,705	53,728
Money market deposit accounts	4,054	298	4,352	3,305	7,433	10,738
NOW deposit accounts	44	444	488	19	973	992
Savings deposits	(416)	118	(298)	(198)	810	612
Time deposits	5,967	8,267	14,234	10,878	14,646	25,524
Short-term borrowings	(2,362)	(143)	(2,505)	(734)	5,198	4,464
Trust preferred debentures	362	25	387	3,379	95	3,474
Long-term debt	(1,308)	731	(577)	162	787	949
Total interest expense	4,727	11,354	16,081	11,940	34,813	46,753
Change in FTE net interest income	$6,457	$(4,488)	$1,969	$21,083	$(14,108)	$6,975

LOANS AND LEASES AND CORRESPONDING INTEREST AND FEES ON LOANS

The average balance of loans and leases increased 3.7%, totaling $3.4 billion in 2007 compared to $3.3 billion in 2006. The yield on average loans and leases increased from 6.99% in 2006 to 7.10% in 2007, as loans, particularly loans indexed to the Prime Rate and other short-term variable rate indices, benefited from the rising rate environment in 2007. Interest income from loans and leases on a FTE basis increased 5.4%, from $230.8 million in 2006 to $243.3 million in 2007.  The increase in interest income from loans and leases was due to the increase in the average balance of loans and leases as well as the increase in yield on loans and leases in 2007 compared to 2006 noted above.

Total loans and leases increased 1.3% at December 31, 2007, totaling $3.5 billion from $3.4 billion at December 31, 2006. The increase in loans and leases was driven by strong growth in consumer loans and home equity loans.  Residential real estate mortgages decreased $20.4 million or 2.8% at December 31, 2007 compared to December 31, 2006.  Commercial and commercial real estate decreased $25.5 million at December 31, 2007 when compared to December 31, 2006.  Real estate construction and development loans decreased $13.1 million, or 13.9%, from $94.5 million at December 31, 2006 to $81.4 million at December 31, 2007.  Consumer loans increased $68.5 million or 11.7%, from $586.9 million at December 31, 2006 to $655.4 million at December 31, 2007. The increase in consumer loans was driven primarily by an increase in indirect loans of $63.3 million, from $457.4 million in 2006 to $520.7 million in 2007.  Home equity loans increased $36.0 million or 6.6% from $546.7 million at December 31, 2006 to $582.7 million at December 31, 2007. The increase in home equity loans was due to strong product demand and successful marketing of home equity products.

The  following  table  reflects  the  loan  and  lease  portfolio  by major categories  as  of  December  31  for  the  years  indicated:

Table 3. Composition of Loan and Lease Portfolio
	December 31,
(In thousands)	2007	2006	2005	2004	2003
Residential real estate mortgages	$719,182	$739,607	$701,734	$721,615	$703,906
Commercial and commercial real estate	1,214,897	1,240,383	1,127,705	1,069,451	983,640
Real estate construction and development	81,350	94,494	69,135	86,031	56,430
Agricultural and agricultural real estate	116,190	118,278	114,043	108,181	106,310
Consumer	655,375	586,922	463,955	412,139	390,413
Home equity	582,731	546,719	463,848	391,807	336,547
Lease financing	86,126	86,251	82,237	80,697	62,730
Total loans and leases	$3,455,851	$3,412,654	$3,022,657	$2,869,921	$2,639,976

Real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residences. Loans in the commercial and agricultural category, as well as commercial and agricultural real estate mortgages, consist primarily of short-term and/or floating rate loans made to small to medium-sized entities.  Consumer loans consist primarily of installment credit to individuals secured by automobiles and other personal property including manufactured housing.  Indirect installment loans represent $520.7 million of total consumer loans.  Real estate construction and development loans include commercial construction and development and residential construction loans. Commercial construction loans are for small and medium sized office buildings and other commercial properties and residential construction loans are primarily for projects located in upstate New York and northeastern Pennsylvania.

The Company’s automobile lease financing portfolio totaled $86.1 million at December 31, 2007 and $86.3 million at December 31, 2006. Lease receivables primarily represent automobile financing to customers through direct financing leases and are carried at the aggregate of the lease payments receivable and the estimated residual values, net of unearned income and net deferred lease origination fees and costs. Net deferred lease origination fees and costs are amortized under the effective interest method over the estimated lives of the leases.  The estimated residual value related to the total lease portfolio is reviewed quarterly, and if there had been a decline in the estimated fair value of the residual that is judged by management to be other-than-temporary, including consideration of residual value insurance, a loss would be recognized.

Adjustments related to such other-than-temporary declines in estimated fair value are recorded with other noninterest expenses in the consolidated statements of income. One of the most significant risks associated with leasing operations is the recovery of the residual value of the leased vehicles at the termination of the lease. A lease receivable asset includes the estimated residual value of the leased vehicle at the termination of the lease.  At termination, the lessor has the option to purchase the vehicle or may turn the vehicle over to the Company. The residual values included in lease financing receivables totaled $58.4 million and $59.2 million at December 31, 2007 and 2006, respectively.

The Company has acquired residual value insurance protection in order to reduce the risk related to residual values. Based on analysis performed by management, the Company has concluded that no other-than-temporary impairment exists which would warrant a charge to earnings during the years ended December 31, 2007 and 2006.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, are the maturities of the commercial and agricultural and real estate and construction development loan portfolios and the sensitivity of loans to interest rate fluctuations at December 31, 2007.  Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Table 4. Maturities and Sensitivities of Certain Loans to Changes in Interest Rates
	Remaining maturity at December 31, 2007
		After One Year
(In thousands)	Within One Year	ButWithin Five Years	After Five Years	Total
Floating/adjustable rate
Commercial, commercial real estate, agricultural, and agricultural real estate	$325,768	$86,918	$5,681	$418,367
Real estate construction and development	36,892	618	-	37,510
Total floating rate loans	362,660	87,536	5,681	455,877

Fixed rate
Commercial, commercial real estate, agricultural, and agricultural real estate	402,678	369,104	140,938	912,720
Real estate construction and development	9,219	15,810	18,811	43,840
Total fixed rate loans	411,897	384,914	159,749	956,560
Total	$774,557	$472,450	$165,430	$1,412,437

SECURITIES AND CORRESPONDING INTEREST AND DIVIDEND INCOME

The average balance of the amortized cost for securities available for sale increased $24.4 million, or 2.2%, from $1.1 billion in 2006. The yield on average securities available for sale was 5.05% for 2007 compared to 4.86% in 2006. The increase in yield on securities available for sale resulted from the increasing rate environment.

The average balance of securities held to maturity increased from $115.6 million in 2006 to $144.5 million in 2007. At December 31, 2007, securities held to maturity were comprised primarily of tax-exempt municipal securities. The yield on securities held to maturity increased from 6.11% in 2006 to 6.16% in 2007 from higher yields for tax-exempt securities purchased during 2007. Investments in FRB and Federal Home Loan Bank (FHLB) stock decreased to $34.0 million in 2007 from $39.4 million in 2006. This decrease was driven primarily by a decrease in the investment in FHLB resulting from a decrease the Company’s borrowing capacity at FHLB. The yield from investments in FRB and FHLB Banks increased from 5.26% in 2006 to 7.22% in 2007.

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

Table 5. Securities Portfolio
	As of December 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale
U.S. Treasury	$10,042	$10,077	$10,516	$10,487	$10,005	$10,005
Federal Agency and mortgage-backed	704,308	705,354	744,078	731,754	684,907	672,602
State & Municipal, collateralized mortgage
obligations and other securities	418,654	424,683	361,854	364,081	269,826	271,867
Total securities available for sale	$1,133,004	$1,140,114	$1,116,448	$1,106,322	$964,738	$954,474

Securities held to maturity
Federal Agency and mortgage-backed	$2,810	$2,909	$3,434	$3,497	$4,354	$4,482
State & Municipal	145,458	145,767	132,213	132,123	87,582	87,446
Other securities	843	843	667	667	1,773	1,773
Total securities held to maturity	$149,111	$149,519	$136,314	$136,287	$93,709	$93,701

In the available for sale category at December 31, 2007, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; Mortgaged-backed securities were comprised of GSEs with an amortized cost of $342.0 million and a fair value of $338.5 million and US Government Agency securities with an amortized cost of $39.5 million and a fair value of $39.8 million; Collateralized mortgage obligations were comprised of GSEs with an amortized cost of $179.1 million and a fair value of $180.1 million and US Government Agency securities with an amortized cost of $109.1 million and a fair value of $109.5 million. At December 31, 2007, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2007:

(In thousands)	Amortized cost	Estimated fair value	Weighted Average Yield
Debt securities classified as available for sale
Within one year	$71,200	$71,280	4.20%
From one to five years	216,581	218,344	4.93%
From five to ten years	222,645	226,489	5.17%
After ten years	605,979	604,807	5.01%
	$1,116,405	$1,120,920
Debt securities classified as held to maturity
Within one year	$75,147	$75,144	3.85%
From one to five years	35,558	35,583	4.05%
From five to ten years	26,400	26,571	3.98%
After ten years	12,006	12,221	5.03%
	$149,111	$149,519

FUNDING SOURCES AND CORRESPONDING INTEREST EXPENSE

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  The average balance of interest-bearing liabilities increased $142.6 million, totaling $4.0 billion in 2007 from $3.9 billion in 2006. The rate paid on interest-bearing liabilities increased from 3.23% in 2006 to 3.52% in 2007. Increases in the rate paid and the average balance of interest bearing liabilities caused an increase in interest expense of $16.1 million, or 12.9%, from $125.0 million in 2006 to $141.1 million in 2007.

DEPOSITS

Average interest bearing deposits increased $219.3 million during 2007 compared to 2006. The increase resulted primarily from increases in time deposits and money market deposits, partially offset by a decrease in savings deposits.  Average time deposits increased $140.6 million or 9.2% during 2007 when compared to 2006. The increase in average time deposits resulted primarily from increases in municipal and negotiated rate time deposits.  Average money market deposits increased $120.2 million or 22.1% during 2007 when compared to 2006. The increase in average money market deposits resulted primarily from an increase in personal money market deposits.  While the average balance of NOW accounts remained relatively stable, the average balance of savings accounts decreased $47.2 million or 8.9% during 2007 when compared to 2006. The decrease in savings accounts was driven primarily from municipal customers shifting their funds into higher paying money market and time deposits in 2007.  The average balance of demand deposits increased $25.4 million, or 4.1%, from $614.1 million in 2006 to $639.4 million in 2007. Solid growth in demand deposits was driven principally by increases in accounts from retail customers.

The rate paid on average interest-bearing deposits increased from 2.87% during 2006 to 3.26% in 2007. The increase in rate on interest-bearing deposits was driven primarily by pricing increases from money market accounts and time deposits. These deposit products are more sensitive to interest rate changes. The pricing increases for these products resulted from increases in short-term rates by the FRB during 2006 combined with competitive pricing from market competitors. The increases by the FRB in 2006 were partially offset by several rate decreases toward the end of 2007.  The rates paid for NOW accounts increased from 0.74% in 2006 to 0.84% in 2007, while rates paid for savings deposits increased from 0.86% in 2006 to 0.89% in 2007.

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2007:

Table 6. Maturity Distribution of Time Deposits of $100,000 or More
(In thousands)	December 31, 2007
Within three months	$446,347
After three but within twelve months	214,368
After one but within three years	28,468
Over three years	5,082
Total	$694,265

BORROWINGS

Average short-term borrowings decreased $51.1 million to $280.2 million in 2007.  The average rate paid on short-term borrowings decreased from 4.66% in 2006 to 4.62% in 2007, which was primarily driven by the Federal Reserve Bank decreasing the Fed Funds target rate (which directly impacts short-term borrowing rates) 100 bp in 2007.  Average long-term debt decreased from $415.0 million in 2006 to $384.0 million in 2007.

The average balance of trust preferred debentures increased $5.4 million in 2007 compared to 2006. The average rate paid for trust preferred debentures in 2007 was 6.74%, up 3bp from 6.71% in 2006. The increase in rate on the trust preferred debentures is due primarily to the previously mentioned increase in short-term rates during 2007.  The increase in the average balance of trust preferred debentures is due primarily to the issuance of $51.5 million of trust preferred debentures in February 2006 that were on the balance sheet for a full year in 2007.

Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit and  access  to  brokered  deposits  available  for  short-term  financing  of approximately  $804  million  and  $849  million  at December 31, 2007 and 2006, respectively.  Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control.  Long-term  debt,  which  is  comprised primarily of FHLB advances, are collateralized  by  the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket  lien  on  its  residential  real  estate  mortgage  loans.

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

NONPERFORMING ASSETS

Table 7. Nonperforming Assets
	As of December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Nonaccrual loans
Commercial and agricultural loans and real estate	$20,491	$9,346	$9,373	$10,550	$8,693
Real estate mortgages	1,372	2,338	2,009	2,553	2,483
Consumer	2,934	1,981	2,037	1,888	2,685
Troubled debt restructured loans	4,900	-	-	-	-
Total nonaccrual loans	29,697	13,665	13,419	14,991	13,861

Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	51	138	-	-	242
Real estate mortgages	295	682	465	737	244
Consumer	536	822	413	449	482
Total loans 90 days or more past due and still accruing	882	1,642	878	1,186	968
Total nonperforming loans	30,579	15,307	14,297	16,177	14,829
Other real estate owned	560	389	265	428	1,157
Total nonperforming loans and other real estate owned	31,139	15,696	14,562	16,605	15,986
Nonperforming securities	-	-	-	-	395
Total nonperforming loans, securities, and other real estate owned	$31,139	$15,696	$14,562	$16,605	$16,381
Total nonperforming loans to loans and leases	0.88%	0.45%	0.47%	0.56%	0.56%
Total nonperforming loans and other real estate owned to total assets	0.60%	0.31%	0.33%	0.39%	0.40%
Total nonperforming loans, securities, and other real estate owned to total assets	0.60%	0.31%	0.33%	0.39%	0.40%
Total allowance for loan and lease losses to nonperforming loans	177.19%	330.48%	331.92%	277.75%	287.62%

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

Total nonperforming assets were $31.1 million at December 31, 2007, compared to $15.7 million at December 31, 2006.  Nonperforming loans totaled $30.6 million at December 31, 2007, up from the $15.3 million outstanding at December 31, 2006.  The increase in 2007 was primarily due to one owner-occupied commercial real estate relationship and several dairy credits becoming nonperforming during the second quarter, as well as one large commercial loan becoming nonperforming during the fourth quarter.  The Company recorded a provision for loan and lease losses of $30.1 million during 2007 compared with $9.4 million for 2006.  This increase was due to an increase in nonperforming loans and charge-offs during the period.  Nonperforming loans as a percentage of total loans and leases increased to 0.88% for December 31, 2007 from 0.45% at December 31, 2006. The total allowance for loan and lease losses was 177.19% of non-performing loans at December 31, 2007 as compared to 330.48% at December 31, 2006.

Impaired loans, which primarily consist of nonaccruing commercial type loans increased to $25.4 million at December 31, 2007 as compared to $9.3 million at December 31, 2006. At December 31, 2007, $12.7 million of the total impaired loans had a specific reserve allocation of $5.1 million compared to $2.2 million of impaired loans at December 31, 2006 which had a specific reserve allocation of $0.2 million.

Total net charge-offs for 2007 totaled $26.5 million as compared to $8.7 million for 2006. The ratio of net charge-offs to average loans and leases was 0.77% for 2007 compared to 0.26% for 2006. Gross charge-offs increased $17.8 million, totaling $31.2 million for 2007 compared to $13.4 million for 2006. Recoveries remained consistent at $4.7 million for 2006 and 2007. The provision for loan and lease losses increased to $30.1 million in 2007 from $9.4 million in 2006. The allowance for loan and lease losses as a percentage of total loans and leases was 1.57% at December 31, 2007 and 1.48% at December 31, 2006.

Table 8. Allowance for Loan and Lease Losses
(Dollars in thousands)	2007	2006	2005	2004	2003
Balance at January 1	$50,587	$47,455	$44,932	$42,651	$40,167
Loans and leases charged-off
Commercial and agricultural	20,349	6,132	3,403	4,595	5,619
Real estate mortgages	1,032	542	741	772	362
Consumer*	9,862	6,698	6,875	6,239	5,862
Total loans and leases charged-off	31,243	13,372	11,019	11,606	11,843
Recoveries
Commercial and agricultural	1,816	1,939	1,695	2,547	3,185
Real estate mortgages	125	239	438	215	430
Consumer*	2,804	2,521	1,945	1,510	1,601
Total recoveries	4,745	4,699	4,078	4,272	5,216
Net loans and leases charged-off	26,498	8,673	6,941	7,334	6,627
Allowance related to purchase acquisitions	-	2,410	-	-	-
Provision for loan and lease losses	30,094	9,395	9,464	9,615	9,111
Balance at December 31	$54,183	$50,587	$47,455	$44,932	$42,651

Allowance for loan and lease losses to loans and leases outstanding at end of year	1.57%	1.48%	1.57%	1.57%	1.62%
Net charge-offs to average loans and leases outstanding	0.77%	0.26%	0.23%	0.27%	0.27%
* Consumer charge-offs and recoveries include consumer, home equity, and lease financing.

Total nonperforming assets were $15.7 million at December 31, 2006, compared to $14.6 million at December 31, 2005.  Credit quality remained stable in 2006, as nonperforming loans totaled $15.3 million at December 31, 2006, up from the $14.3 million outstanding at December 31, 2005. Nonperforming loans as a percentage of total loans and leases decreased to 0.45% for December 31, 2006 from 0.47% at December 31, 2005. The total allowance for loan and lease losses was 330.48% of nonperforming loans at December 31, 2006 as compared to 331.92% at December 31, 2005.

Total net charge-offs for 2006 totaled $8.7 million as compared to $6.9 million for 2005. The ratio of net charge-offs to average loans and leases was 0.26% for 2006 compared with 0.23% for 2005. Gross charge-offs increased $2.4 million, totaling $13.4 million for 2006 compared to $11.0 million for 2005. Recoveries increased from $4.1 million in 2005 to $4.7 million in 2006. The provision for loan and lease losses decreased slightly to $9.4 million in 2006 from $9.5 million in 2005. The allowance for loan and lease losses as a percentage of total loans and leases was 1.48% at December 31, 2006 and 1.57% at December 31, 2005. While potential problem loans increased slightly in 2006 compared to 2005, potential problem loans have decreased as a percentage of the loan portfolio, offset by an increase in net charge-offs.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $73.3 million in potential problem loans at December 31, 2007 as compared to $69.8 million at December 31, 2006. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At December 31, 2007 and 2006, potential problem loans primarily consisted of commercial and agricultural loans.  At December 31, 2007, there were thirteen potential problem loans that exceeded $1.0 million, totaling $28.5 million in aggregate compared to nineteen potential problem loans exceeding $1.0 million, totaling $31.1 million at December 31, 2006. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

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

Table 9. Allocation of the Allowance for Loan and Lease Losses

	December 31,
	2007		2006		2005		2004		2003
		Category		Category		Category		Category		Category
		Percent of		Percent of		Percent of		Percent of		Percent of
(Dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
Commercial and agricultural	$32,811	41%	$28,149	43%	$30,257	43%	$28,158	44%	$25,502	43%
Real estate mortgages	3,277	21%	3,377	22%	3,148	23%	4,029	25%	4,699	27%
Consumer	17,362	38%	17,327	35%	12,402	34%	10,887	31%	9,357	30%
Unallocated	733	0%	1,734	0%	1,648	0%	1,858	0%	3,093	0%
Total	$54,183	100%	$50,587	100%	$47,455	100%	$44,932	100%	$42,651	100%

For 2007, the reserve allocation for commercial and agricultural loans increased to $32.8 million from $28.1 million in 2006.  This increase was primarily due to an increase in specific allocations on large commercial loans from $0.2 million in 2006 to $5.1 million in 2007, due to the large commercial loans mentioned above.  The reserve allocation for real estate mortgages and consumer loans remained relatively flat.

At December 31, 2007, approximately 60.7% of the Company’s loans are secured by real estate located in central and northern New York and northeastern Pennsylvania.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that we have ever actively pursued.  The market does not apply a uniform definition of what constitutes “subprime” lending.  Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies, or the Agencies, on June 29, 2007, which further referenced the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.  In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards.  The Agencies recognize that many prime loan portfolios will contain such accounts.  The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena.  According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a FICO core of 660 or below.  Based upon the definition and exclusions described above, we are a prime lender.  Within our loan portfolio, we have loans that, at the time of origination, had FICO scores of 660 or below.  However, as we are a portfolio lender we review all data contained in borrower credit reports and do not base our underwriting decisions solely on FICO scores.  We believe the aforementioned loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.

LIQUIDITY

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

The primary liquidity measurement the Company utilizes is called Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At December 31, 2007, the Company’s Basic Surplus measurement was 7.3% of total assets or $375 million, which was above the Company’s minimum of 5% (calculated at $260 million of period end total assets at December 31, 2007) set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet.  Investment decisions and deposit pricing strategies are impacted by the liquidity position. At December 31, 2007, the Company considered its Basic Surplus position to be adequate.  However, certain events may adversely impact the Company’s liquidity position in 2008. Continued improvement in the economy may increase demand for equity related products or increase competitive pressure on deposit pricing, which in turn, could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2008. These scenarios could lead to a decrease in the Company’s basic surplus measure below the minimum policy level of 5%. To manage this risk, the Company has the ability to purchase brokered time deposits, established borrowing facilities with other banks (Federal funds), and has the ability to enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures amounted to $804 million at December 31, 2007.

At December 31, 2007, a portion of the Company’s loans and securities were pledged as collateral on borrowings. Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $85.8 million in 2007 and $65.5 million in 2006. The critical elements of net operating cash flows include net income, after adding back provision for loan and lease losses, and depreciation and amortization.

Net cash used in investing activities totaled $97.6 million in 2007 and $276.5 million in 2006. Critical elements of investing activities are loan and investment securities transactions. The decrease in cash used in investing activities in 2007 was primarily due to a decline in loan growth in 2007 as compared to 2006.  The net increase in loans was $70.1 million in 2007 as compared to $211.3 million in 2006.

Net cash flows provided by financing activities totaled $36.0 million in 2007 and $207.3 million in 2006. The critical elements of financing activities are proceeds from deposits, borrowings, and stock issuances.  In addition, financing activities are impacted by dividends and treasury stock transactions.  The net increase in deposits was $75.9 million in 2007 as compared with $307.0 million in 2006.  In 2007, the Company had a net increase in short term borrowings of approximately $23.1 million as compared with a net decrease in borrowings of $99.6 million in 2006.  Proceeds from the issuance of long term debt totaled $150.0 million in 2007 and $95.0 million in 2006.  In 2007, repayments of long term debt totaled $142.8 million as compared with $114.2 million in 2006.  In addition, the Company purchased 2,261,267 shares of its common stock for approximately $49.0 million during 2007.  In 2006, the company purchased 766,004 shares of its common stock for approximately $17.1 million.

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements and operating leases at December 31, 2007 are as follows:

Contractual Obligations
(In thousands)
	Payments Due by Period
	2008	2009	2010	2011	2012	Thereafter	Total
Long-term debt obligations	$130,079	$40,000	$54,000	$1,921	$32	$198,855	$424,887
Trust preferred debentures	-	-	-	-	-	75,422	75,422
Operating lease obligations	3,606	2,897	2,544	2,455	2,054	18,369	31,925
Retirement plan obligations	4,259	4,416	4,537	4,447	4,526	35,118	57,303
Data processing commitments	7,221	6,611	6,611	719	180	-	21,342
Total contractual obligations	$145,165	$53,924	$67,692	$9,542	$6,792	$327,764	$610,879

OFF-BALANCE SHEET RISK COMMITMENTS TO EXTEND CREDIT

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures.  At December 31, 2007 and 2006, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $654.0 million and $536.3 million, respectively.  In the opinion of management, there are no material commitments to extend credit, including unused lines of credit, that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

STAND-BY  LETTERS  OF  CREDIT

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its stand-by letters of credit.  The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products.  Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  At December 31, 2007 and 2006, outstanding stand-by letters of credit were approximately $27.5 million and $30.8 million, respectively. The fair value of the Company’s stand-by letters of credit at December 31, 2007 and 2006 was not significant.  The  following  table  sets  forth  the commitment expiration  period  for  stand-by  letters  of  credit  at  December  31,  2007:

Commitment Expiration of Stand-by Letters of Credit
Within one year	$11,831
After one but within three years	15,714
After three but within five years	-
After five years	-
Total	$27,545

LOANS SERVICED FOR OTHERS AND LOANS SOLD WITH RECOURSE

The total amount of loans serviced by the Company for unrelated third parties was approximately $125.5 million and $105.0 million at December 31, 2007 and 2006, respectively.  At December 31, 2007 and 2006, the Company serviced $8.9 million and $5.7 million, respectively, of loans sold with recourse. Due to collateral on these loans, no reserve is considered necessary at December 31, 2007 and 2006.

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

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2007, approximately $33.4 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

STOCK REPURCHASE PLAN

On January 28, 2008, the NBT Board of directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, as market conditions warrant in open market and privately negotiated transactions.  There are 475,880 shares remaining under previous authorizations, so combined with this new authorization, the total shares available for repurchase is now 1,475,880.  Under previously disclosed stock repurchase plans, the Company purchased 2,261,267 shares of its common stock during the twelve-month period ended December 31, 2007, for a total of $49.0 million at an average price of $21.65 per share.  There were no stock repurchases during the three months ended December 31, 2007.

NONINTEREST INCOME

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years ended December 31,
(In thousands)	2007	2006	2005
Service charges on deposit accounts	$22,742	$17,590	$16,894
Broker/dealer and insurance revenue	4,255	3,936	3,186
Trust	6,514	5,629	5,029
Bank owned life insurance income	1,831	1,629	1,347
ATM fees	8,185	7,086	6,162
Retirement plan administration fees	6,336	5,536	4,426
Other	7,723	8,098	6,741
Total before net securities gains (losses)	57,586	49,504	43,785
Net securities gains (losses)	2,113	(875)	(1,236)
Total	$59,699	$48,629	$42,549

Noninterest income for the year ended December 31, 2007 was $59.7 million, up $11.1 million or 22.8% from $48.6 million for the same period in 2006.  Fees from service charges on deposit accounts and ATM and debit cards collectively increased $6.3 million as the Company focused on enhancing fee income through various initiatives.  Retirement plan administration fees for the year ended December 31, 2007 increased $0.8 million, compared with the same period in 2006, as a result of our growing client base.  Trust administration income increased $0.9 million for the year ended December 31, 2007, compared with the same period in 2006.  This increase stems from market appreciation of existing accounts and an increase in customer accounts resulting from successful business.  Net securities gains for the year ended December 31, 2007 were $2.1 million, compared with net securities losses of $0.9 million for the year ended December 31, 2006.  Excluding the effect of these securities transactions, noninterest income increased $8.1 million, or 16.3%, for the year ended December 31, 2007, compared with the same period in 2006.

NONINTEREST  EXPENSE

Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the years indicated:

	Years ended December 31,
(In thousands)	2007	2006	2005
Salaries and employee benefits	$59,516	$62,877	$60,005
Occupancy	11,630	11,518	10,452
Equipment	7,422	8,332	8,118
Data processing and communications	11,400	10,454	10,349
Professional fees and outside services	9,135	7,761	6,087
Office supplies and postage	5,120	5,330	4,628
Amortization of intangible assets	1,645	1,649	544
Loan collection and other real estate owned	1,633	1,351	1,002
Other	15,016	13,694	14,120
Total noninterest expense	$122,517	$122,966	$115,305

Noninterest expense for the year ended December 31, 2007 was $122.5 million, down slightly from $123.0 million for the same period in 2006. Office expenses, such as supplies and postage, occupancy, equipment and data processing and communications charges remained consistent at approximately $35.6 million for the years ended December 31, 2007 and December 31, 2006.  Salaries and employee benefits decreased $3.4 million, or 5.3%, for the year ended December 31, 2007 compared with the same period in 2006.  This decrease was due primarily to a reduction in the amount of incentive compensation paid, number of employees, and pension expenses incurred in 2007.  Professional fees and outside services increased $1.4 million for the year ended December 31, 2007, compared with the same period in 2006, due primarily to fees and costs related to the aforementioned noninterest income initiatives.  Other operating expense for the year ended December 31, 2007 increased $1.3 million compared with the same period in 2006, primarily due to flood-related insurance recoveries in 2006.

INCOME TAXES

Income tax expense for the year ended December 31, 2007 was $21.8 million, down from $24.2 million for the same period in 2006.  The effective rate both years ended December 31, 2007 and December 31, 2006 was 30.2%.

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

2006 OPERATING RESULTS AS COMPARED TO 2005 OPERATING RESULTS

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

Total loans and leases increased 12.9% at December 31, 2006, totaling $3.4 billion from $3.0 billion at December 31, 2005. The increase in loans and leases was driven by strong growth in commercial and commercial real estate loans, consumer loans, and home equity loans.  Residential real estate mortgages increased $37.9 million or 5.4% at December 31, 2006 compared to December 31, 2005, primarily due to the acquisition of CNB in February 2006, which contributed approximately $69.8 million.  Commercial and commercial real estate increased $112.7 million at December 31, 2006 when compared to December 31, 2005, due in large part to an increase in organic loan originations, as well as the acquisition of CNB which contributed approximately $61.9 million.  Real estate construction and development loans increased $25.4 million, or 36.7%, from $69.1 million at December 31, 2005 to $94.5 million at December 31, 2006.  Consumer loans increased $123.0 million or 26.5%, from $464.0 million at December 31, 2005 to $586.9 million at December 31, 2006. The increase in consumer loans was driven primarily by an increase in indirect loans of $91.9 million, from $365.5 million in 2005 to $457.4 million in 2006.  Home equity loans increased $82.9 million or 17.9% from $463.8 million at December 31, 2005 to $546.7 million at December 31, 2006. The increase in home equity loans was due to strong product demand and successful marketing of home equity products.

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

The average balance of securities held to maturity increased from $88.2 million in 2005 to $115.6 million in 2006. At December 31, 2006, securities held to maturity were comprised primarily of tax-exempt municipal securities. The yield on securities held to maturity increased from 5.71% in 2005 to 6.11% in 2006 from higher yields for tax-exempt securities purchased during 2006. Investments in FRB and FHLB stock increased to $39.4 million in 2006 from $37.7 million in 2005.  This increase was driven primarily by an increase in the investment in FHLB resulting from an increase in the Company’s borrowing capacity at FHLB. The yield from investments in FRB and FHLB Banks increased from 5.05% in 2005 to 5.26% in 2006. In 2003, the FHLB disclosed it had capital concerns and credit issues in their investment security portfolio. As a result of these issues, the FHLB reduced their dividend rate in 2005 and increased the rate back to normal in 2006.

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

NONINTEREST INCOME

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

In the declining rate scenario, net interest income is projected to increase slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The increase in net interest income is a result of interest-bearing liabilities repricing downward slightly faster than earning assets. However, the inability to effectively lower deposit rates will likely reduce or eliminate the otherwise normal expected benefit of lower interest rates. In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario. The potential impact on earnings is dependent on the ability to lag deposit repricing. Net interest income for the next twelve months in the +200/-200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the December 31, 2007 balance sheet position:

Table 10. Interest Rate Sensitivity Analysis
Change in interest rates	Percent change
(In basis points)	in net interest income
+200	(3.97%)
-200	0.30%

Under the flat rate scenario with a static balance sheet, net interest income is anticipated to decrease approximately 1.7% from total net interest income for 2007.  The Company anticipates under current conditions, interest expense is expected to increase at a faster rate that interest income as the Company is somewhat liability sensitive.  In order to protect net interest income from anticipated net interest margin compression, the Company will continue to focus on increasing earning assets through loan growth and leverage opportunities.  However, if the Company cannot maintain the level of earning assets at December 31, 2007, the Company expects net interest income to decline in 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

Albany,  New  York
February 28, 2008

Consolidated Balance Sheets
	As of December 31,
(In thousands, except share and per share data)	2007	2006
Assets
Cash and due from banks	$155,495	$130,936
Short-term interest bearing accounts	7,451	7,857
Securities available for sale, at fair value	1,140,114	1,106,322
Securities held to maturity (fair value $149,519 and $136,287)	149,111	136,314
Federal Reserve and Federal Home Loan Bank stock	38,102	38,812
Loans and leases	3,455,851	3,412,654
Less allowance for loan and lease losses	54,183	50,587
Net loans and leases	3,401,668	3,362,067
Premises and equipment, net	64,042	66,982
Goodwill	103,398	103,356
Intangible assets, net	10,173	11,984
Bank owned life insurance	43,614	41,783
Other assets	88,608	81,159
Total assets	$5,201,776	$5,087,572
Liabilities
Demand (noninterest bearing)	$666,698	$646,377
Savings, NOW, and money market	1,614,289	1,566,557
Time	1,591,106	1,583,304
Total deposits	3,872,093	3,796,238
Short-term borrowings	368,467	345,408
Long-term debt	424,887	417,728
Trust preferred debentures	75,422	75,422
Other liabilities	63,607	48,959
Total liabilities	4,804,476	4,683,755
Stockholders’ equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares at December 31, 2007 and 2006.	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at December 31, 2007 and 2006; issued 36,459,421 and 36,459,491 at December 31, 2007 and 2006, respectively	365	365
Additional paid-in-capital	273,275	271,528
Retained earnings	215,031	191,770
Accumulated other comprehensive loss	(3,575)	(14,014)
Common stock in treasury, at cost, 4,133,328 and 2,203,549 shares	(87,796)	(45,832)
Total stockholders’ equity	397,300	403,817
Total liabilities and stockholders’ equity	$5,201,776	$5,087,572

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
(In thousands, except per share data)	2007	2006	2005
Interest, fee, and dividend income
Interest and fees on loans and leases	$242,497	$230,042	$189,714
Securities available for sale	54,847	51,599	41,120
Securities held to maturity	5,898	4,730	3,407
Other	2,875	2,471	2,126
Total interest, fee, and dividend income	306,117	288,842	236,367
Interest expense
Deposits	106,574	87,798	49,932
Short-term borrowings	12,943	15,448	10,984
Long-term debt	16,486	17,063	16,114
Trust preferred debentures	5,087	4,700	1,226
Total interest expense	141,090	125,009	78,256
Net interest income	165,027	163,833	158,111
Provision for loan and lease losses	30,094	9,395	9,464
Net interest income after provision for loan and lease losses	134,933	154,438	148,647
Noninterest income
Service charges on deposit accounts	22,742	17,590	16,894
Broker/ dealer and insurance revenue	4,255	3,936	3,186
Trust	6,514	5,629	5,029
Net securities gains (losses)	2,113	(875)	(1,236)
Bank owned life insurance	1,831	1,629	1,347
ATM Fees	8,185	7,086	6,162
Retirement plan administration fees	6,336	5,536	4,426
Other	7,723	8,098	6,741
Total noninterest income	59,699	48,629	42,549
Noninterest expense
Salaries and employee benefits	59,516	62,877	60,005
Occupancy	11,630	11,518	10,452
Equipment	7,422	8,332	8,118
Data processing and communications	11,400	10,454	10,349
Professional fees and outside services	9,135	7,761	6,087
Office supplies and postage	5,120	5,330	4,628
Amortization of intangible assets	1,645	1,649	544
Loan collection and other real estate owned	1,633	1,351	1,002
Other	15,016	13,694	14,120
Total noninterest expense	122,517	122,966	115,305
Income before income tax expense	72,115	80,101	75,891
Income tax expense	21,787	24,154	23,453
Net income	$50,328	$55,947	$52,438
Earnings per share
Basic	$1.52	$1.65	$1.62
Diluted	1.51	1.64	1.60
See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
Years ended December 31,		Additional		Unvested	other	Common
2007, 2006, and 2005	Common	Paid-in-	Retained	Restricted	comprehensive	stock in
(In thousands except share and per share data)	stock	capital	earnings	Stock	(loss)/ income	treasury	Total
Balance at December 31, 2004	$344	$218,012	$137,323	$(296)	$4,989	$(28,139)	$332,233
Net income	-	-	52,438	-	-	-	52,438
Cash dividends- $0.76 per share	-	-	(24,673)	-	-	-	(24,673)
Purchase of 1,008,114 treasury shares	-	-	-	-	-	(23,165)	(23,165)
Net issuance of 415,976 shares to employee benefit plans and other stock plans, including excess tax benefit	-	1,292	(1,099)	-	-	8,025	8,218
Grant of 35,003 shares of restricted stock awards	-	(147)	-	(519)	-	666	-
Amortization of restricted stock awards	-	-	-	358	-	-	358
Other comprehensive loss	-	-	-	-	(11,466)	-	(11,466)
Balance at December 31, 2005	$344	$219,157	$163,989	$(457)	$(6,477)	$(42,613)	$333,943
Net income	-	-	55,947	-	-	-	55,947
Cash dividends- $0.76 per share	-	-	(26,018)	-	-	-	(26,018)
Purchase of 766,004 treasury shares	-	-	-	-	-	(17,111)	(17,111)
Issuance of 2,058,661 shares of common stock in connection with purchase business combination	21	48,604	-	-	-	-	48,625
Issuance of 237,278 incentive stock options in purchase transaction	-	1,955	-	-	-	-	1,955
Acquisition of 2,500 shares of company stock in purchase transaction	-	-	-	-	-	(55)	(55)
Net issuance of 595,447 shares to employee benefit plans and other stock plans, including excess tax benefit	-	1,244	(2,148)	-	-	12,508	11,604
Reclassification adjustment from the adoption of FAS123R	-	(457)	-	457	-	-	-
Stock-based compensation expense	-	2,509	-	-	-	-	2,509
Grant of 73,515 shares of restricted stock awards	-	(1,499)	-	-	-	1,499	-
Forfeit 2,625 shares of restricted stock	-	15	-	-	-	(60)	(45)
Other comprehensive loss	-	-	-	-	84	-	84
Adjustment to initially apply SFAS No. 158, net of tax	-	-	-	-	(7,621)	-	(7,621)
Balance at December 31, 2006	$365	$271,528	$191,770	$-	$(14,014)	$(45,832)	$403,817
Net income	-	-	50,328	-	-	-	50,328
Cash dividends - $0.79 per share	-	-	(26,226)	-	-	-	(26,226)
Purchase of 2,261,267 treasury shares	-	-	-	-	-	(48,957)	(48,957)
Net issuance of 254,929 shares to employee benefit
plans and other stock plans, including excess tax benefit	-	383	(841)	-	-	5,526	5,068
Stock-based compensation	-	2,831	-	-	-	-	2,831
Grant of 76,559 shares of restricted stock awards	-	(1,467)	-	-	-	1,467	-
Other comprehensive income	-	-	-	-	10,439	-	10,439
Balance at December 31, 2007	$365	$273,275	$215,031	$-	$(3,575)	$(87,796)	$397,300

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
	Years ended December 31,
(In thousands)	2007	2006	2005
Operating activities
Net income	$50,328	$55,947	$52,438
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	30,094	9,395	9,464
Depreciation and amortization of premises and equipment	5,295	6,074	6,296
Net accretion on securities	105	178	1,362
Amortization of intangible assets	1,645	1,649	544
Stock based compensation	2,831	2,509	358
Bank owned life insurance income	(1,831)	(1,629)	(1,347)
Deferred income tax expense	2,244	9,767	743
Proceeds from sale of loans held for sale	30,427	36,407	24,690
Originations and purchases of loans held for sale	(31,086)	(33,601)	(27,674)
Net gains on sales of loans held for sale	(112)	(85)	(55)
Net security losses (gains)	(2,113)	875	1,236
Net gain on sales of other real estate owned	(442)	(374)	(351)
Net gain on sale of branch	-	(470)	-
Tax benefit from exercise of stock options	-	-	1,057
Net (increase) decrease in other assets	(8,393)	(18,800)	1,803
Net (decrease) increase in other liabilities	6,848	(2,325)	(5,506)
Net cash provided by operating activities	85,840	65,517	65,058
Investing activities
Cash paid for the acquisition of EPIC Advisors, Inc.	-	-	(6,129)
Net cash paid for sale of branch	-	(2,307)	-
Cash received for the sale of M. Griffith Inc.	-	-	1,016
Net cash used in CNB Bancorp, Inc. merger	-	(21,223)	-
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	233,312	217,232	173,460
Proceeds from sales	55,758	42,292	53,044
Purchases	(303,465)	(265,052)	(250,003)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	70,234	45,990	44,624
Purchases	(83,186)	(80,485)	(56,654)
Net increase in loans	(70,061)	(211,280)	(156,998)
Net decrease (increase) in Federal Reserve and FHLB stock	710	1,447	(3,417)
Purchases of premises and equipment, net	(2,355)	(4,176)	(6,055)
Proceeds from sales of other real estate owned	1,408	1,028	1,022
Net cash used in investing activities	(97,645)	(276,534)	(206,090)
Financing activities
Net increase in deposits	75,855	307,033	86,358
Net increase (decrease) in short-term borrowings	23,059	(99,569)	106,154
Proceeds from issuance of long-term debt	150,000	95,000	60,000
Repayments of long-term debt	(142,841)	(114,157)	(40,193)
Proceeds from the issuance of trust preferred debentures	-	51,547	5,155
Excess tax benefit from exercise of stock options	715	466	-
Proceeds from the issuance of shares to employee benefit plans and other stock plans	4,353	10,131	7,161
Purchase of treasury stock	(48,957)	(17,111)	(23,165)
Cash dividends and payment for fractional shares	(26,226)	(26,018)	(24,673)
Net cash provided by financing activities	35,958	207,322	176,797
Net increase (decrease) in cash and cash equivalents	24,153	(3,695)	35,765
Cash and cash equivalents at beginning of year	138,793	142,488	106,723
Cash and cash equivalents at end of year	$162,946	$138,793	$142,488

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$138,791	$121,447	$76,563
Income taxes	18,007	19,914	23,582
Noncash investing activities:
Loans transferred to other real estate owned	$1,137	$778	$360
Adjustment to initially apply SFAS No. 158, net of tax	-	(7,621)	-
Dispositions:
Fair value of assets sold	$-	$3,453	$1,405
Fair value of liabilities transferred	-	5,760	389
Acquisitions:
Fair value of assets acquired	$-	$422,097	$6,565
Goodwill and identifiable intangible assets recognized in purchase combination	-	65,637	-
Fair value of liabilities assumed	-	360,648	435
Fair value of equity issued in purchase combination	-	50,525	-

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2007	2006	2005
Net income	$50,328	$55,947	$52,438
Other comprehensive income (loss), net of tax
Unrealized net holding gains (losses) arising during the year (pre-tax amounts of $19,347, $(737), and $(20,308)	11,618	(442)	(12,209)
Less reclassification adjustment for net (gains) losses related to securities available for sale included in net income (pre-tax amounts of $(2,113), $875, and $1,236)	(1,270)	526	743
Amortization of unrecognized actuarial amounts (pre-tax amounts of $481, $0 and $0)	288	-	-
Increase in unrecognized actuarial amounts (pre-tax amounts of $(326), $0 and $0)	(197)	-	-
Total other comprehensive income (loss)	10,439	84	(11,466)
Comprehensive income	$60,767	$56,031	$40,972

See accompanying notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARIES:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006
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

The following is a description of significant policies and practices:

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Bancorp and its wholly owned subsidiaries mentioned above.  All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation. In the “Parent Company Financial Information,” the investment in subsidiaries is carried under the equity method of accounting.

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

SECURITIES

The Company classifies its securities at date of purchase as either available for sale, held to maturity, or trading. Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity.  Held to maturity securities are stated at amortized cost.  Securities bought and held for the purpose of selling in the near term are classified as trading.  Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income.  Securities not classified as held to maturity or trading are classified as available for sale.  Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders’ equity as a component of accumulated other comprehensive income or loss.  Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security.  Securities with other-than-temporary impairment are generally placed on non-accrual status.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets that have finite useful lives, such as core deposit intangibles, continue to be amortized over their useful lives.  Core deposit intangibles at the Company are generally amortized over 7 to 25 years using the straight-line methods for all periods presented.

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

INCOME TAXES

Income taxes are accounted for under the asset and liability method. The Company files a consolidated tax return on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense.

STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (“SFAS No. 123R”) using the modified-prospective transition method. Under this transition method, compensation cost in 2006 and 2007 includes costs for stock options granted prior to but not vested as of December 31, 2005, and options vested in 2006 and 2007. Therefore, results for prior periods have not been restated.

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

STANDBY LETTERS OF CREDIT

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under the standby letters of credit, the Company is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer's failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit typically have one year expirations with an option to renew upon annual review.  The Company typically receives a fee for these transactions.  The fair value of stand-by letters of credit is recorded upon inception.

LOAN SALES AND LOAN SERVICING

The Company originates and services residential mortgage loans for consumers and sells 20-year and 30-year residential real estate mortgages in the secondary market, while retaining servicing rights on the sold loans.  Loan sales are recorded when the sales are funded.  Mortgage servicing rights are recorded at fair value upon sale of the loan.

REPURCHASE AGREEMENTS

Repurchase agreements are accounted for as secured financing transactions since the Company maintains effective control over the transferred securities and the transfer meets the other criteria for such accounting.  Obligations to repurchase securities sold are reflected as a liability in the Consolidated Balance Sheets.  The securities underlying the agreements are delivered to a custodial account for the benefit of the dealer or bank with whom each transaction is executed.  The dealers or banks, who may sell, loan or otherwise dispose of such securities to other parties in the normal course of their operations, agree to resell to the Company the same securities at the maturities of the agreements.

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

COMPREHENSIVE INCOME

At the Company, comprehensive income represents net income plus other comprehensive income, which consists primarily of the net change in unrealized gains or losses on securities available for sale for the period and changes in the funded status of employee benefit plans. Accumulated other comprehensive (loss) income represents the net unrealized gains or losses on securities available for sale and the previously unrecognized portion of the funded status of employee benefit plans, net of income taxes, as of the consolidated balance sheet dates.

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

Effective December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting For Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires the Company to recognize the overfunded or underfunded status of a single employer defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred.  However, gains or losses, prior  service costs or credits, and transition assets or obligations that have not been included in net periodic benefit cost as of the end of 2006, the fiscal year in which SFAS No. 158 is initially applied, are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax.  The adjustment to accumulated other comprehensive loss for the adoption of SFAS No. 158 was $7.6 million at December 31, 2006.

TRUST

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company.  Trust income is recognized on the accrual method based on contractual rates applied to the balances of trust accounts.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued revised SFAS No. 141, "Business Combinations," or SFAS No.  141(R).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  SFAS No. 160 also amends SFAS No. 128, "Earnings per Share," so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on our financial condition or results of operations.

In November 2007,  the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings."  SAB No. 109 provides views on the accounting for written loan commitments recorded at fair value under GAAP.  SAB No. 109 supersedes SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, SAB No. 109 states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The provisions of SAB No. 109 are applicable on a prospective basis to written loan commitments recorded at fair value under GAAP that are issued or modified in fiscal quarters beginning after December 15, 2007.  SAB No. 109 is not expected to have a material impact on our financial condition or results of operations.

In June 2007, the FASB ratified a consensus reached by the EITF on Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards," which clarifies the  accounting  for  income  tax  benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under SFAS No. 123(R).  The EITF concluded that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options should be recognized as an increase to additional paid-in capital.   EITF Issue No. 06-11 should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Retrospective application to previously issued financial statements is prohibited.  EITF Issue No. 06-11 is not expected to have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of FASB Statement No. 115," which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  At the effective date, an entity may elect the fair value option for eligible items that exist at that date and report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Subsequent to the effective date, unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings.  If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, cumulative unrealized gains and losses at that date are included in the cumulative-effect adjustment and those securities are to be reported as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," but the accounting for a transfer to the trading category under SFAS No. 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.   Early adoption was permitted; however, we did not elect early adoption and therefore adopted the standard as of January 1, 2008.  Upon adoption, we did not elect the fair value option for eligible items that existed at January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.    The expanded disclosures include a requirement to disclose fair value measurements according to a hierarchy, segregating measurements using (1) quoted prices in active markets for identical assets and liabilities, (2) significant other observable inputs and (3) significant unobservable inputs.  SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures.  SFAS No. 157 was issued to increase consistency and comparability in reporting fair values.   SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, with certain exceptions. A transition adjustment, measured as the difference between the carrying amounts and the fair values of certain specific financial instruments at the date SFAS No. 157 is initially applied, is to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings for the fiscal year in which SFAS No. 157 is initially applied.  SFAS No. 157 will affect certain of our fair value disclosures, but is not expected to have a material impact on our financial condition or results of operations. The portion of our assets and liabilities with fair values based on unobservable inputs is not significant.

(2) MERGER AND ACQUISITION ACTIVITY

On February 10, 2006, the Company acquired CNB Bancorp, Inc. (“CNB”), a bank holding company headquartered in Gloversville, New York. The acquisition was accomplished by merging CNB with and into the Company (the "Merger"). By virtue of this acquisition, CNB’s banking subsidiary, City National Bank and Trust Company was merged with and into NBT Bank, N.A. City National Bank and Trust Company operated 9 full-service community banking offices – located in Fulton, Hamilton, Montgomery and Saratoga counties, with approximately $400 million in assets. The Merger increased the Company’s assets to approximately $4.9 billion.

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

(3) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the years presented in the consolidated statements of income:

	Years ended December 31,
	2007			2006			2005
		Weighted			Weighted			Weighted
	Net	average	Per share	Net	average	Per share	Net	average	Per share
(In thousands, except per share data)	income	shares	amount	income	shares	amount	income	shares	amount

Basic earnings per share	$50,328	33,165	$1.52	$55,947	33,886	$1.65	$52,438	32,437	$1.62
Effect of dilutive securities
Stock based compensation		256			320			273

Diluted earnings per share	$50,328	33,421	$1.51	$55,947	34,206	$1.64	$52,438	32,710	$1.60

There were approximately 628,000, 356,000, and 386,000 weighted average stock options for the years ended December 31, 2007, 2006, and 2005, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during  these  periods.

(4)  FEDERAL RESERVE BANK REQUIREMENT

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 19, 2007 was $22.0 million.

(5) SECURITIES

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:
(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2007
U.S. Treasury	$10,042	$35	$-	$10,077
Federal Agency	322,723	4,352	28	327,047
State & municipal	112,647	2,122	108	114,661
Mortgage-backed	381,585	1,195	4,473	378,307
Collateralized mortgage obligations	288,222	2,496	1,103	289,615
Corporate	1,186	27	-	1,213
Other securities	16,601	2,744	151	19,194
Total securities available for sale	$1,133,006	$12,971	$5,863	$1,140,114
December 31, 2006
U.S. Treasury	$10,516	$-	$29	$10,487
Federal Agency	343,529	550	2,366	341,713
State & municipal	99,724	2,099	122	101,701
Mortgage-backed	400,549	628	11,136	390,041
Collateralized mortgage obligations	241,984	198	3,412	238,770
Corporate	1,285	106	-	1,391
Other securities	18,861	3,428	70	22,219
Total securities available for sale	$1,116,448	$7,009	$17,135	$1,106,322

In the available for sale category at December 31, 2007, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; Mortgaged-backed securities were comprised of GSEs with an amortized cost of $342.0 million and a fair value of $338.5 million and US Government Agency securities with an amortized cost of $39.5 million and a fair value of $39.8 million; Collateralized mortgage obligations were comprised of GSEs with an amortized cost of $179.1 million and a fair value of $180.1 million and US Government Agency securities with an amortized cost of $109.1 million and a fair value of $109.5 million.

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

The following table sets forth information with regard to sales transactions of securities available for sale:

	Years ended December 31
(In thousands)	2007	2006	2005
Proceeds from sales	$55,758	$42,292	$53,044
Gross realized gains	$2,248	$618	$816
Gross realized losses	(135)	(1,493)	(2,052)
Net securities gains (losses)	$2,113	$(875)	$(1,236)

At December 31, 2007 and 2006, securities available for sale with amortized costs totaling $962.9 million and $951.4 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at December 31, 2007, securities available for sale with an amortized cost of $160.3 million were pledged as collateral for securities sold under the repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
December 31, 2007
Mortgage-backed	$2,810	$99	$-	$2,909
State & municipal	145,458	439	130	145,767
Other securities	843	-	-	843
Total securities held to maturity	$149,111	$538	$130	$149,519
December 31, 2006
Mortgage-backed	$3,434	$63	$-	$3,497
State & municipal	132,213	345	435	132,123
Other securities	667	-	-	667
Total securities held to maturity	$136,314	$408	$435	$136,287

At December 31, 2007, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

The following table sets forth information with regard to investment securities with unrealized losses at December 31, 2007 and 2006, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
Security Type:	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

December 31, 2007
U.S. Treasury	$-	$-	$-	$-	$-	$-
Federal agency	24,972	(28)	4,999	-	29,971	(28)
State & municipal	3,410	(5)	30,016	(233)	33,426	(238)
Mortgage-backed	1,547	(4)	267,871	(4,469)	269,418	(4,473)
Collateralized mortgage obligations	-	-	65,737	(1,103)	65,737	(1,103)
Other securities	-	-	1,036	(151)	1,036	(151)
Total securities with unrealized losses	$29,929	$(37)	$369,659	$(5,956)	$399,588	$(5,993)

December 31, 2006
U.S. Treasury	$5,464	$(28)	$57	$(1)	$5,521	$(29)
Federal agency	49,149	(183)	239,979	(2,182)	289,128	(2,365)
State & municipal	2,870	(8)	47,853	(549)	50,723	(557)
Mortgage-backed	81	-	338,008	(11,136)	338,089	(11,136)
Collateralized mortgage obligations	32	-	189,318	(3,413)	189,350	(3,413)
Other securities	-	-	484	(70)	484	(70)
Total securities with unrealized losses	$57,596	$(219)	$815,699	$(17,351)	$873,295	$(17,570)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of December 31, 2007, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2007, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2007:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$71,200	$71,280
From one to five years	216,581	218,344
From five to ten years	222,645	226,489
After ten years	605,979	604,807
	$1,116,405	$1,120,920
Debt securities classified as held to maturity
Within one year	$75,147	$75,144
From one to five years	35,558	35,583
From five to ten years	26,400	26,571
After ten years	12,006	12,221
	$149,111	$149,519

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issues that exceeded 10% of consolidated stockholders’ equity at December 31, 2007 and 2006.

(6)  LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of loans and leases, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2007	2006
Residential real estate mortgages	$719,182	$739,607
Commercial	621,820	658,647
Commercial real estate mortgages	593,077	581,736
Real estate construction and development	81,350	94,494
Agricultural and agricultural real estate mortgages	116,190	118,278
Consumer	655,375	586,922
Home equity	582,731	546,719
Lease financing	86,126	86,251
Total loans and leases	$3,455,851	$3,412,654

Included in the above loans and leases are net deferred loan origination costs totaling $3.3 million and $2.3 million at December 31, 2007 and December 31, 2006, respectively.  Also included is unearned income of $7.4 million and $7.5 million at December 31, 2007 and 2006, respectively.  Loans held for sale were $1.2 million and $1.8 million at December 31, 2007 and 2006, respectively and are included in residential real estate mortgages.

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate mortgages.

Changes in the allowance for loan and lease losses for the three years ended December 31, 2007, are summarized as follows:

	Years ended December 31,
(In thousands)	2007	2006	2005
Balance at January 1	$50,587	$47,455	$44,932
Allowance from purchase transaction	-	2,410	-
Provision	30,094	9,395	9,464
Recoveries	4,745	4,699	4,078
Charge-offs	(31,243)	(13,372)	(11,019)
Balance at December 31	$54,183	$50,587	$47,455

The following table sets forth information with regard to nonperforming loans:

	At December 31,
(In thousands)	2007	2006	2005
Loans in nonaccrual status	$29,697	$13,665	$13,419
Loans contractually past due 90 days or more and still accruing interest	882	1,642	878
Total nonperforming loans	$30,579	$15,307	$14,297

There were no material commitments to extend further credit to borrowers with nonperforming loans. Within nonaccrual loans, there are approximately $4.9 million of troubled debt restructured loans at December 31, 2007.

Accumulated interest on the above nonaccrual loans of approximately $0.8 million, $0.7 million, and $0.7 million would have been recognized as income in 2007, 2006, and 2005, respectively, had these loans been in accrual status.  Approximately $1.0 million, $0.8 million, and $0.7 million of interest on the above nonaccrual loans was collected in 2007, 2006, and 2005, respectively.

Impaired loans consist primarily of large, nonaccrual commercial, commercial real estate, agricultural, and agricultural real estate loans.  Impaired loans totaled $25.4 million at December 31, 2007 and $9.3 million at December 31, 2006.  At December 31, 2007, $12.7 million of the impaired loans had a specific reserve allocation of $5.1 million and $12.7 million of the impaired loans had no specific reserve allocation.  At December 31, 2006, $1.0 million of the impaired loans had a specific reserve allocation of $0.2 million and $8.3 million of the impaired loans reviewed had no specific reserve allocation.

The following provides additional information on impaired loans for the periods presented:

	Years ended December 31,
(In thousands)	2007	2006	2005
Average recorded investment on impaired loans	$20,984	$9,644	$9,908
Interest income recognized on impaired loans	559	384	207
Cash basis interest income recognized on impaired loans	559	384	207

There was significant disruption and volatility in the financial and capital markets during the second half of 2007.  Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis in many domestic markets.  These market conditions were attributable to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending we have never actively pursued).  The disruption has been exacerbated by the continued decline of the real estate and housing market.  While we continue to adhere to prudent underwriting standards, as a lender we may be adversely impacted by general economic weaknesses and, in particular, a sharp downturn in the housing market nationally.  Decreases in real estate values could adversely affect the value of property used as collateral for our loans.  Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings.  A further increase in loan delinquencies would decrease our net interest income and adversely impact our loan loss experience, causing increases in our provision and allowance for loan and lease losses.

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

(In thousands)	2007	2006
Balance at January 1	$15,905	$15,906
New loans	2,686	11,274
Adjustment due to change in composition of related parties	130	(6,233)
Repayments	(2,315)	(5,042)
Balance at December 31	$16,406	$15,905

(8) PREMISES AND EQUIPMENT, NET
A summary of premises and equipment follows:

	December 31,
(In thousands)	2007	2006
Land, buildings, and improvements	$85,363	$84,146
Equipment	65,925	64,465
Construction in progress	115	1,307
	151,403	149,918
Accumulated depreciation	87,361	82,936
Total premises and equipment	$64,042	$66,982

Land, buildings, and improvements with a carrying value of approximately $3.3 million and $3.5 million at December 31, 2007 and 2006, respectively, are pledged to secure long-term borrowings.  Buildings and improvements are depreciated based on useful lives of 15 to 40 years.  Equipment is depreciated based on useful lives of 3 to 10 years.

Rental expense included in occupancy expense amounted to $3.5 million in 2007, $3.2 million in 2006, and $3.0 million in 2005. The future minimum rental payments related to noncancelable operating leases with original terms of one year or more are as follows at December 31, 2007 (in thousands):

Future Minimum Rental Payments

2008	3,606
2009	2,897
2010	2,544
2011	2,455
2012	2,054
Thereafter	18,369
Total	31,925

(9) GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill is as follows:

(in thousands)
January 1, 2006	$47,544
Goodwill Acquired	55,812
December 31, 2006	103,356

January 1, 2007	103,356
Goodwill Adjustments	42
December 31, 2007	$103,398

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

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2007	2006
Core deposit intangibles
Gross carrying amount	$11,806	$11,826
Less: accumulated amortization	4,013	2,804
Net carrying amount	7,793	9,022

Identified intangible assets
Gross carrying amount	3,752	3,533
Less: accumulated amortization	1,372	936
Net carrying amount	2,380	2,597

Intangibles that will not amortize	-	365

Total intangibles with definite useful lives
Gross carrying amount	15,558	15,724
Less: accumulated amortization	5,385	3,740
Net carrying amount	$10,173	$11,984

Amortization expense on intangible assets with definite useful lives totaled $1.6 million for 2007, $1.6 million for 2006 and $0.5 million for 2005.  Amortization expense on intangible assets with definite useful lives is expected to total $1.5 million for 2008, $1.3 million for 2009, $1.2 million for 2010, $1.2 million for 2011, $1.2 million for 2012 and $3.8 million thereafter.

(10) DEPOSITS

The following table sets forth the maturity distribution of time deposits at December 31, 2007 (in thousands):

Time deposits
Within one year	$1,291,719
After one but within two years	242,807
After two but within three years	34,372
After three but within four years	9,181
After four but within five years	8,397
After five years	4,630
Total	$1,591,106

Time deposits of $100,000 or more aggregated $694.3 million and $824.3 million at year end 2007 and 2006, respectively.

(11) SHORT-TERM BORROWINGS

Short-term borrowings total $368.5 million and $345.4 million at December 31, 2007 and 2006, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan Bank (FHLB) advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB available for short-term financing of approximately $238 million and $297 million at December 31, 2007 and 2006, respectively.

Included in the information provided above, the Company has two lines of credit available with the FHLB, which are automatically renewed on July 30th of each year. The first is an overnight line of credit for approximately $100.0 million with interest based on existing market conditions. The second is a one-month overnight repricing line of credit for approximately $100.0 million with interest based on existing market conditions. As of December 31, 2007, there was $59.3 million (included in federal funds purchased) outstanding on these lines of credit. Borrowings on these lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows:

(In thousands)	2007	2006	2005
Federal funds purchased
Balance at year-end	$149,250	$100,000	$145,000
Average during the year	98,872	76,550	84,845
Maximum month end balance	149,250	122,000	145,000
Weighted average rate during the year	5.14%	5.10%	3.55%
Weighted average rate at December 31	4.38%	5.36%	4.30%

Securities sold under repurchase agreements
Balance at year-end	$93,967	$95,158	$74,727
Average during the year	104,876	89,934	82,658
Maximum month end balance	117,337	103,921	91,409
Weighted average rate during the year	3.62%	3.32%	1.86%
Weighted average rate at December 31	3.56%	3.53%	2.82%

Other short-term borrowings
Balance at year-end	$125,250	$150,250	$225,250
Average during the year	76,414	164,771	186,141
Maximum month end balance	125,250	225,250	225,250
Weighted average rate during the year	5.32%	5.19%	3.46%
Weighted average rate at December 31	4.54%	5.44%	4.41%

See Note 5 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

(12) LONG-TERM DEBT

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.  A summary as of December 31, 2007 and 2006 is as follows:

	As of December 31, 2007				As of December 31, 2006
Maturity	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate
2007	-	0.00%	-		93,700	4.35%	2,200	5.62%
2008	130,079	4.05%	25,000	5.38%	115,209	3.83%	35,000	5.29%
2009	40,000	5.47%	40,000	5.47%	75,000	5.25%	75,000	5.25%
2010	54,000	4.20%	29,000	3.35%	31,000	3.45%	31,000	3.45%
2011	1,921	4.92%	1,921	4.72%	3,815	5.00%	3,815	5.00%
2012	32	0.00%	-		39	0.00%	-
2013	25,000	3.21%	25,000	3.21%	25,000	3.21%	25,000	3.21%
2016	70,000	4.17%	70,000	4.17%	70,000	3.82%	70,000	3.82%
2017	100,000	3.89%	100,000	3.89%	-	0.00%	-
2025	3,855	2.75%	-		3,965	2.75%	-
	$424,887		$290,921		$417,728		$242,015

(13) TRUST PREFERRED DEBENTURES

The Company has issued a total of $75.4 million of junior subordinated deferrable interest debentures to three wholly owned Delaware statutory business trusts, CNBF Capital Trust I (“CNBF Trust I”), NBT Statutory Trust I (“NBT Trust I”) and NBT Statutory Trust II (“NBT Trust II”) collectively referred to as the (“Trusts”). The Trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the trusts are not included in the Company’s consolidated financial statements. See Note 1 — Summary of Significant Accounting Policies for additional information about the Company’s consolidation policy. Details of the Company’s transactions with these trusts are presented below.

CNBF Trust I
In June 1999, CNBF Trust I issued $18.0 million of floating rate (three-month LIBOR plus 275 basis points) trust preferred securities, which represent beneficial interests in the assets of the trust. The trust preferred securities will mature on August 31, 2029 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Company at any time after September 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. CNBF Trust I also issued $0.7 million of common equity securities to the Company. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $18.7 million of floating rate (three-month LIBOR plus 275 basis points) junior subordinated deferrable interest debentures issued by the Company, which have terms substantially similar to the trust preferred securities.

NBT Trust I
In November 2005, NBT Trust I issued $5.0 million of fixed rate (at 6.30%) trust preferred securities, which represent beneficial interests in the assets of the trust.  After 5 years, the rate converts to a floating rate (three-month LIBOR plus 140 basis points).  The trust preferred securities will mature on December 1, 2035 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after December 1, 2010 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. NBT Trust I also issued $0.2 million of common equity securities to the Company. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $5.2 million of fixed rate (at 6.30%) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.

NBT Trust II
In connection with acquisition of CNB, the Company formed NBT Trust II in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. NBT Trust II issued $50.0 million of fixed rate (at 6.195%) trust preferred securities, which represent beneficial interests in the assets of the trust.  After 5 years, the rate converts to a floating rate (three-month LIBOR plus 140 basis points).  The trust preferred securities will mature on March 15, 2036 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after March 15, 2011 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. NBT Trust II also issued $1.5 million of common equity securities to the Company. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $51.5 million of fixed rate (at 6.195%) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.

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

(14) INCOME TAXES

The significant components of income tax expense attributable to operations are:

	Years ended December 31,
	2007	2006	2005
Current
Federal	$19,020	$13,655	$22,125
State	523	732	585
	19,543	14,387	22,710

Deferred
Federal	1,530	7,754	(177)
State	714	2,013	920
	2,244	9,767	743
Total income tax expense	$21,787	$24,154	$23,453

Not included in the above table are changes in deferred tax assets and liabilities that were recorded to stockholders’ equity of approximately ($6.9 million), ($6.5 million), and ($8.8 million) for 2007, 2006, and 2005, respectively, relating to unrealized gain (loss) on available for sale securities, tax benefits recognized with respect to stock options exercised, and tax benefit related to pension funding.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2007	2006
Deferred tax assets
Allowance for loan and lease losses	$20,372	$19,202
Deferred compensation	4,606	4,756
Postretirement benefit obligation	1,187	1,247
Writedowns on corporate debt securities	465	445
Accrued liabilities	1,534	2,258
New York State tax credit and net operating loss carryforward	196	527
Other	2,270	1,694
Total deferred tax assets	30,630	30,129
Deferred tax liabilities
Pension and executive retirement	14,454	12,008
Premises and equipment, primarily due to accelerated depreciation	1,817	2,772
Equipment leasing	23,483	23,051
Deferred loan costs	1,315	1,033
Intangible amortization	7,997	7,381
Other	848	924
Total deferred tax liabilities	49,914	47,169
Net deferred tax liability at year-end	(19,284)	(17,040)
Net deferred tax liability at beginning of year	(17,040)	(7,457)
(Decrease) Increase in net deferred tax liability	2,244	9,583
Purchase accounting adjustment	-	184
Deferred tax expense	$2,244	$9,767

The above table does not include the recorded deferred tax liability of $2.8 million as of December 31, 2007 and the deferred tax asset of $4.0 million as of December 31, 2006 related to the net unrealized holding gain/loss in the available-for-sale securities portfolio.  The table also excludes deferred tax assets of $5.7 million and $5.8 million related to pension and postretirement benefit funding as of December 31, 2007 and December 31, 2006, respectively.  The changes in these deferred assets are recorded directly in stockholders equity.

The Company has a New York State mortgage recording tax credit carryforward of approximately $0.3 million, which may be carried forward indefinitely.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2007 and 2006.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on January 1, 2007 with no material impact to the financial statements.

A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is as follows:

(In thousands)
Balance at January 1	$2,563
Additions based on tax positions related to the current year	86
Additions for tax positions of prior years	258
Reduction for tax positions of prior years	(392)
Settlements	-
Balance at December 31	$2,515

Approximately $1.8 million of the total amount of unrecognized tax benefits at December 31, 2007 would impact the annual effective tax rate, if recognized.  The Company is currently under examination by New York State for tax years 2000 through 2004.  It is likely that the examination phase of some of these audits will conclude in 2008, and it is reasonably possible a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.  The Company is no longer subject to U.S. Federal examination by tax authorities for years prior to 2006.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest at January 1, 2007 and December 31, 2007  was approximately $0.5 million and $0.7 million (less the associated tax benefit), respectively.  Net interest impacting the Company’s 2007 tax expense is $0.1 million.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

	Years ended December 31
(In thousands)	2007	2006	2005
Federal income tax at statutory rate	$25,229	$28,035	$26,562
Tax exempt income	(3,596)	(3,164)	(2,577)
Net increase in CSV of life insurance	(915)	(869)	(808)
State taxes, net of federal tax benefit	804	1,785	978
Other, net	265	(1,633)	(702)
Income tax expense	$21,787	$24,154	$23,453

(15) STOCKHOLDERS’ EQUITY

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations).  At December 31, 2007, approximately $33.4 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

In October 2004, the Company adopted a Stockholder Rights Plan (Plan) designed to ensure that any potential acquirer of the Company negotiate with the board of directors and that all Company stockholders are treated equitably in the event of a takeover attempt. At that time, the Company paid a dividend of one Preferred Share Purchase Right (Right) for each outstanding share of common stock of the Company. Similar rights are attached to each share of the Company’s common stock issued after November 16, 2004. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock or begins a tender or exchange offer for 15% or more of the Company’s outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company’s common stock and, therefore, the Rights will be transferred upon the transfer of shares of the Company’s common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value, and $0.01 stated value per share of the Company at a price of $70.

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

Components of accumulated other comprehensive loss are:

	As of December 31,
(In thousands)	2007	2006
Unrecognized prior service cost and net actuarial loss on pension plans	$(7,846)	$(7,937)
Unrealized net holding gains on available for sale securities	4,271	(6,077)
Accumulated other comprehensive loss	$(3,575)	$(14,014)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and NBT Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2007 and 2006, the Company and NBT Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements.  The regulations establish a framework for the classification of banks into five categories:  well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  As of December 31, 2007, the most recent notification from NBT Bank’s regulators categorized NBT Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized NBT Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 capital to average asset ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NBT Bank’s category.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory ratio requirements
			Minimum	For classification
(Dollars in thousands)	Amount	Ratio	capital adequacy	as well capitalized
As of December 31, 2007
Total capital (to risk weighted assets):
Company combined	$405,194	11.05%	8.00%	10.00%
NBT Bank	387,690	10.66%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company combined	359,241	9.79%	4.00%	6.00%
NBT Bank	342,102	9.40%	4.00%	6.00%
Tier I Capital (to average assets)
Company combined	359,241	7.14%	4.00%	5.00%
NBT Bank	342,102	6.82%	4.00%	5.00%

As of December 31, 2006
Total capital (to risk weighted assets)
Company combined	$419,433	11.67%	8.00%	10.00%
NBT Bank	397,252	11.09%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company combined	374,436	10.42%	4.00%	6.00%
NBT Bank	352,391	9.83%	4.00%	6.00%
Tier I Capital (to average assets)
Company combined	374,436	7.57%	4.00%	5.00%
NBT Bank	352,391	7.16%	4.00%	5.00%

(17) EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT POSTRETIREMENT PLANS
The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at December 31, 2007. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

As discussed in Note 1, the Company adopted SFAS No. 158 effective December 31, 2006.  SFAS No. 158 requires an employer to: (1) recognize the overfunded or underfunded status of defined benefit postretirement plans, which is measured as the difference between plan assets at fair value and the benefit obligation, as an asset or liability in its balance sheet; (2) recognize changes in that funded status in the year in which the changes occur through comprehensive income, except in year of adoption; and (3) measure the defined benefit plan assets and obligations as of the date of its year-end balance sheet.  SFAS No. 158 does not change how an employer measures plan assets and benefit obligations as of the date of its balance sheet or how it determines the amount of net periodic benefit cost.  The adjustment to accumulated other comprehensive loss for the adoption of SFAS No. 158 was $7.6 million at December 31, 2006.

The components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other postretirement benefits, net of tax, at December 31, 2007 are summarized below.  The Company expects that $0.5 million in net actuarial loss and nominal prior service cost will be recognized as components of net periodic benefit cost in 2008.

	Pension Benefits		Other Benefits
(In thousands)	2007	2006	2007	2006
Transition asset	$(215)	$(406)	$-	$-
Net actuarial loss	11,585	11,891	2,578	2,447
Prior service cost	1,329	1,702	(1,683)	(1,885)
Total amounts recognized in accumulated other comprehensive loss (pre-tax)	$12,699	$13,187	$895	$562

A December 31 measurement date is used for the pension, supplemental pension and postretirement benefit plans.  The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2007	2006	2007	2006
Change in benefit obligation
Projected benefit obligation at beginning of year	$52,903	$45,987	$3,839	$3,852
Merger with CNBI Plan	-	7,704	-	-
Service cost	2,100	2,019	19	3
Interest cost	2,979	2,776	233	185
Plan participants' contributions	-	-	303	304
Actuarial loss (gain)	49	(21)	301	(347)
Amendments	-	-	-	537
Benefits paid	(4,617)	(5,609)	(717)	(695)
Prior service cost	(89)	47	-	-
Projected benefit obligation at end of year	53,325	52,903	3,978	3,839
Change in plan assets
Fair value of plan assets at beginning of year	65,544	44,656	-	-
Merger with CNBI Plan	-	5,415	-	-
Actual return on plan assets	5,365	5,514	-	-
Employer contributions	6,422	15,568	414	391
Plan participants' contributions	-	-	303	304
Benefits paid	(4,617)	(5,609)	(717)	(695)
Fair value of plan assets at end of year	72,714	65,544	-	-

Funded status at year end	$19,389	$12,641	$(3,978)	$(3,839)

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2007 and December 31, 2006.  An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan. The accumulated benefit obligation for pension benefits was $52.7 million and $52.1 million for the years ended 2007 and 2006, respectively. The accumulated benefit obligation for other postretirement benefits was $4.0 million and $3.8 million for the years ended 2007 and 2006, respectively.

	Pension Benefits		Other Benefits
(In thousands)	2007	2006	2007	2006
Other assets	$24,872	$18,912	$-	$-
Other liabilities	(5,483)	(6,271)	(3,978)	(3,839)
Funded status	$19,389	$12,641	$(3,978)	$(3,839)

	Years ended December 31,
(In thousands)	2007	2006	2005
Weighted average assumptions:
Discount rate	6.30%	5.80%	5.50%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.08%	3.09%	3.75%

The following assumptions were used to determine net periodic pension cost:
Discount rate	5.80%	5.50%	5.75%
Expected long-term return on plan assets	8.50%	8.50%	8.75%
Rate of compensation increase	3.09%	3.75%	3.75%

Net periodic benefit cost and other amounts recognized in other comprehensive income for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost
Service cost	$2,100	$2,019	$2,226	$19	$3	$3
Interest cost	2,979	2,776	2,455	233	185	212
Expected return on plan assets	(5,430)	(3,952)	(3,828)	-	-	-
Amortization of transition obligation	-	-	-	-	-	23
Amortization of initial unrecognized asset	(192)	(192)	(192)	-	-	-
Amortization of prior service cost	283	236	572	(202)	(266)	(265)
Amortization of unrecognized net gain	422	838	1,265	170	160	167
Net periodic pension cost	$162	$1,725	$2,498	$220	$82	$140

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax)
Net loss	$114	$-	$-	$302	$-	$-
Prior service cost	(90)	-	-	-	-	-
Amortization of initial unrecognized asset	192	-	-	-	-	-
Amortization of prior service cost	(283)	-	-	202	-	-
Amortization of unrecognized net gain	(422)	-	-	(170)	-	-
Total recognized in other comprehensive income	(489)	-	-	334	-	-

Total recognized in net periodic benefit cost and other comprehensive income (pre-tax)	$(327)	$1,725	$2,498	$554	$82	$140

The following table sets forth estimated future benefit payments for the pension plans and other postretirement benefit plans:

	Pension Benefits	Other Benefits

2008	$3,936	$323
2009	4,141	275
2010	4,263	274
2011	4,185	262
2012	4,253	273
2013 - 2017	24,178	1,504

The Company is not required to make contributions to the plan in 2008.

PLAN INVESTMENT POLICY AS OF DECEMBER 31, 2007:
The Company’s key investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions, at the appropriate levels of risk; to meet statutory requirements and regulatory agencies’ requirements; and to satisfy applicable accounting standards.  The Company periodically evaluates the asset allocations, funded status, rate of return assumption and contribution strategy for satisfaction of our investment objectives.  Generally, the investment manager allocates investments as follows: of 20-40% of the total portfolio in fixed income, 40-80% in equities, and 0-20% in cash. Only high-quality bonds should be included in the portfolio.  All issues that are rated lower than A by Standard and Poor’s should be excluded.  Equity securities at December 31, 2007 and 2006 do not include any NBT Bancorp Inc. common stock.

The following is a summary of the plan’s weighted average asset allocation at December 31, 2007:

(In thousands)	Actual Allocation	Percentage Allocation
Cash and Cash Equivalents	$6,006	8.3%
Equity Mutual Funds	$17,003	23.4%
US Government Bonds	20,434	28.1%
Corporate Bonds	2,622	3.6%
Common Stock	22,546	31.0%
Preferred Stock	384	0.5%
Partnerships	733	1.0%
Foreign Equity	2,986	4.1%
Total	$72,714	100.0%

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

	Percentage Allocation	Comparable Market Index	Expected Return Average
Money Market & Equivalents	8.30%	Lipper Money market Index	3.17%
Taxable Bonds	31.70%	Lehman Bros. Interm Govt. Index	5.76%
International Equities	4.10%	MSCI EAFE Gross Index	8.66%
US Equities	55.90%	S&P 500 Stock Index	5.91%
Total	100.00%	Expected Average Return:	8.50%

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2007 were assumed to be 9.0 and 12.0 percent, respectively. The rates were assumed to decrease gradually to 5.0 percent for fiscal year 2014 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2007:

(In thousands)	1-Percentage point increase	1-Percentage point decrease

Increase (decrease) on total service and interest cost components	$28	$(25)

Increase (decrease) on postretirement accumulated benefit obligation	433	(397)

EMPLOYEE 401(K) AND EMPLOYEE STOCK OWNERSHIP PLANS
At December 31, 2007, the Company maintains a 401(k) and employee stock ownership plan (the Plan).  The Company contributes to the Plan based on employees’ contributions out of their annual salary.  In addition, the Company may also make discretionary contributions to the Plan based on profitability.  Participation in the plan is contingent upon certain age and service requirements.  The recorded expenses associated with this plan were $1.4 million in 2007, $1.4 million in 2006, and $1.6 million in 2005.

STOCK OPTION PLANS
At December 31, 2007, the Company had two stock option plans (Plans). Under the terms of the Plans, options are granted to directors and key employees to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted have a vesting period of four years and terminate eight or ten years from the date of the grant.  Shares issued as a result of stock option exercises are funded from the Company’s treasury stock.

The per share weighted average fair value of stock options granted during 2007,  2006,  and 2005 was $6.37, $5.26, and $5.88, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of the U.S. treasury issues with a term equal to the expected life of the option being valued:

Years ended December 31,
	2007	2006	2005
Dividend yield	2.98%–4.35%	3.08%–3.52%	3.05%–3.70%
Expected volatility	25.08%–28.01%	28.26%–28.62%	28.67%–30.00%
Risk-free interest rates	3.64%–4.96%	4.36%–5.04%	3.85%–4.36%
Expected life	7 years	7 years	7 years

Had  the  Company  determined compensation cost based on the estimated fair value  at the grant date for its stock options under SFAS No. 123, the Company’s net income and earnings per share for the year ended December 31, 2005 would have been reduced to the pro forma amounts  indicated  below:

Net income
As reported	$52,438
Add: Stock-based compensation expense included in reported net income, net of related tax effects	$370
Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,571)
Pro forma net income	$51,237
Basic earnings per share
As reported	$1.62
Pro forma	1.58
Diluted earnings per share
As reported	1.60
Pro forma	1.56

The following table summarizes information concerning stock options outstanding at December 31, 2007:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,811,020	$19.73
Granted	343,429	24.39
Exercised	(256,054)	17.21
Forfeited	(20,043)	22.80
Outstanding at December 31, 2007	1,878,352	$20.89	6.32	$4,365,508

Exercisable at December 31, 2007	1,221,526	$19.48	5.24	$4,208,911

Expected to Vest	620,106	$23.52	8.33	$147,843

The weighted-average fair market value of stock options granted for the twelve months ended December 31, 2007, was $6.37 per share. Total stock-based compensation expense for stock option awards totaled $1.8 million for the year ended December 31, 2007. The tax benefit recognized on stock-based compensation expense for stock option awards during 2007 totaled $0.7 million.  Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:
	Year ended
(dollars in thousands)	December 31, 2007	December 31, 2006
Proceeds from stock options exercised	$4,353	$10,131
Tax benefits related to stock options exercised	715	1,428
Intrinsic value of stock options exercised	1,800	4,010

The Company has outstanding restricted and deferred stock awards granted from various plans at December 31, 2007. The Company recognized $0.9 million in stock-based compensation expense related to these stock awards for the year ended December 31, 2007 and $0.8 million for the year ended December 31, 2006.  The tax benefit recognized on restricted and deferred stock-based compensation expense during 2007 totaled $1.0 million and $0.3 million during 2006.  Unrecognized compensation cost related to restricted stock awards totaled $2.0 million at December 31, 2007 and will be recognized over 3.4 years on a weighted average basis. Shares issued are funded from the Company’s treasury stock.  The following table summarizes information for unvested restricted stock awards outstanding as of December 31, 2007:

	Number	Weighted-Average
	of	Grant Date Fair
	Shares	Value
Unvested Restricted Stock Awards
Unvested at January 1, 2007	90,847	$22.45
Forfeited	(1,284)	$21.85
Vested	(21,322)	$21.91
Granted	76,559	$22.11
Unvested at December 31, 2007	144,800	$22.35

The Company has 1.7 million securities remaining available to be granted as part of the stock option, restricted and all other equity compensation plans at December 31, 2007.

(18) COMMITMENTS AND CONTINGENT LIABILITIES

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets.  The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2007, approximately 61% of the Company’s loans are secured by real estate located in central and northern New York and northeastern Pennsylvania.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

The total amount of loans serviced by the Company for unrelated third parties was approximately $125.5 million and $105.0 million at December 31, 2007 and 2006, respectively.

In the normal course of business there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the consolidated balance sheets or results of operations of the Company.

	At December 31,
(In thousands)	2007	2006
Unused lines of credit	$224,559	$249,194
Commitments to extend credits, primarily variable rate	322,228	287,104
Standby letters of credit	27,545	30,752
Loans sold with recourse	8,876	5,741

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products.  Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  The fair value of the Company’s stand-by letters of credit at December 31, 2007 and 2006 was not significant.

(19) PARENT COMPANY FINANCIAL INFORMATION

	December 31,
(In thousands)	2007	2006
Assets
Cash and cash equivalents	$4,004	$15,054
Securities available for sale, at estimated fair value	10,737	11,071
Investment in subsidiaries, on equity basis	463,470	463,633
Other assets	27,545	26,182
Total assets	$505,756	$515,940
Liabilities and Stockholders’ Equity
Total liabilities	$108,456	$112,123
Stockholders’ equity	397,300	403,817
Total liabilities and stockholders’ equity	$505,756	$515,940

	Years ended December 31,
(In thousands)	2007	2006	2005
Dividends from subsidiaries	$61,500	$26,000	$35,400
Management fee from subsidiaries	57,202	59,933	54,373
Interest and other dividend income	917	951	839
Total revenue	119,619	86,884	90,612
Operating expense	57,846	60,180	55,201
Income before income tax expense (benefit) and (excess distributions by subsidiaries over income) equity in undistributed income of subsidiaries	61,773	26,704	35,411
Income tax expense (benefit)	392	(301)	(728)
(Excess distributions by subsidiaries over income) equity in undistributed income of subsidiaries	(11,053)	28,942	16,299
Net income	$50,328	$55,947	$52,438

	Years ended December 31,
(In thousands)	2007	2006	2005
Operating activities
Net income	$50,328	$55,947	$52,438
Adjustments to reconcile net income to net cash provided by operating activities
Tax benefit from exercise of stock options	-	-	1,057
Distributions in excess of equity in undistributed income of subsidiaries	11,053	(28,942)	(16,299)
Other, net	(2,641)	838	5,540
Net cash provided by operating activities	58,740	27,843	42,736
Investing activities
Cash used in CNB Bancorp, Inc. merger	-	(39,037)	-
Purchases of premises and equipment	436	(2,892)	(2,834)
Net cash used in investing activities	436	(41,929)	(2,834)
Financing activities
Proceeds from the issuance of shares to employee benefit plans and other stock plans	4,353	10,131	7,161
Payment on long-term debt	(111)	(104)	(100)
Proceeds from the issuance of trust preferred debentures	-	51,547	5,155
Purchase of treasury shares	(48,957)	(17,111)	(23,165)
Cash dividends and payment for fractional shares	(26,226)	(26,018)	(24,673)
Tax benefit from exercise of stock options	715	466	-
Net cash provided by (used) in financing activities	(70,226)	18,911	(35,622)
Net increase (decrease) in cash and cash equivalents	(11,050)	4,825	4,280
Cash and cash equivalents at beginning of year	15,054	10,229	5,949
Cash and cash equivalents at end of year	$4,004	$15,054	$10,229

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

SECURITIES
Fair values for securities are based on quoted market prices or dealer quotes, where available.  Where quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  When necessary, the Company utilizes matrix pricing from third party pricing vendor to determine fair value pricing.  Matrix prices are based on quoted prices for securities with similar coupons, ratings, and maturities, rather than on specific bids and offers for the designated security.

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

TRUST PREFERRED DEBENTURES
A significant portion of the outstanding balance at December 31, 2007 is variable rate in nature, as such the carrying value approximates fair value.

Estimated fair values of financial instruments at December 31 are as follows:

	2007		2006
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$162,946	$162,946	$138,793	$138,793
Securities available for sale	1,140,114	1,140,114	1,106,322	1,106,322
Securities held to maturity	149,111	149,519	136,314	136,287
Loans (1)	3,455,851	3,376,001	3,412,654	3,320,727
Less allowance for loan losses	54,183	-	50,587	-
Net loans	3,401,668	3,376,001	3,362,067	3,320,727
Accrued interest receivable	24,672	24,672	24,765	24,765
Financial liabilities
Savings, NOW, and money market	$1,614,289	$1,614,289	$1,566,557	$1,566,557
Time deposits	1,591,106	1,590,158	1,583,304	1,575,494
Noninterest bearing	666,698	666,698	646,377	646,377
Short-term borrowings	368,467	368,467	345,408	345,408
Long-term debt	424,887	427,847	417,728	411,161
Accrued interest payable	13,938	13,938	11,639	11,639
Trust preferred debentures	75,422	75,422	75,422	75,422

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

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2007, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NBT Bancorp Inc.:

We have audited NBT Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.

/s/ KPMG LLP
Albany, NY
February 28, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive  Proxy Statement for its annual meeting of shareholders to be held on May 6, 2008 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2007 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the Securities and Exchange  Commission  within  120  days  of  the Company’s 2007 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the Securities and Exchange  Commission  within  120  days  of  the Company’s 2007 fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the Securities and Exchange  Commission  within  120  days  of  the Company’s 2007 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the Securities and Exchange  Commission  within  120  days  of  the Company’s 2007 fiscal year end.

PART  IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Income for each of the three years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2007, 2006 and 2005.

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

10.6	NBT Bancorp Inc. Performance Share Plan (filed as Appendix B of Registrant's Definitive Proxy Statement on Form 14A filed on April 4, 2003, and incorporated herein by reference).
10.7	NBT Bancorp Inc. 2008 Executive Incentive Compensation Plan.

10.8
CNB Bancorp, Inc. Long-Term Incentive Compensation Plan (incorporated by reference to Appendix B of CNB Bancorp, Inc.’s definitive proxy statement filed with the SEC on March 14, 2002 and incorporated herein by reference).

10.9
2006 Non-Executive Restricted Stock Plan (filed as Exhibit 99.1 to Registrant’s Form S-8 Registration Statement, file number 333-139956, filed on January 12, 2007, and incorporated herein by reference).

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

10.13
Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995 (filed as Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

10.14
Amendment dated January 28, 2002 to Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995 (filed as Exhibit 10.18 to Registrant's Form 10-K for the year ended December 31, 2001, filed on  March 29, 2002 and incorporated herein by reference).

10.15
Form of Employment Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 1, 2006  (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, filed on May 9, 2006 and incorporated herein by reference).

10.16
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 20, 2006  (filed as Exhibit 10.16 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

10.17
First Amendment to Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich effective January 1, 2006  (filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, filed on May 9, 2006 and incorporated herein by reference).

10.18
Change in control agreement with Martin A. Dietrich as amended and restated July 23, 2001 (filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on  November 14, 2001 and incorporated herein by reference).

10.19
Form of Employment Agreement between NBT Bancorp Inc. and Michael J. Chewens as amended and restated January 1, 2005  (filed as Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

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

10.22
Form of Employment Agreement between NBT Bancorp Inc. and David E. Raven as amended and restated January 1, 2005  (filed as Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

10.23
Change in control agreement with David E. Raven as amended and restated July 23, 2001 (filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated by reference herein).

10.24
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and David E. Raven made as of January 1, 2004 (filed as Exhibit 10.35 to Registrant's Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 and incorporated herein by reference).

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

10.27	Form of Employment Agreement between NBT Bancorp Inc. and Jeff Levy made as of April 23, 2007.
10.28	Change in control agreement with Jeff Levy dated April 23, 2007.
10.29	Description for Arrangement for Directors Fees.

21	A list of the subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as noted above.

(c)	Not applicable

SIGNATURES

Pursuant  to the requirements of Section 13 or 15 (d) of the Securities Exchange Act  of  1934,  NBT Bancorp Inc. has duly caused this report to be signed on its behalf  by  the  undersigned,  thereunto  duly  authorized.

NBT BANCORP INC. (Registrant)
February 29, 2008

/S/ Martin A. Dietrich
Martin A. Dietrich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ Daryl R. Forsythe
Daryl R. Forsythe
Chairman and Director
Date:	February 29, 2008

/S/ Martin A. Dietrich
Martin A. Dietrich
NBT Bancorp Inc. President, CEO, and Director (Principal Executive Officer)
Date:	February 29, 2008

/S/ John C. Mitchell

John C. Mitchell, Director
Date:	February 29, 2008

/S/ Joseph G. Nasser

Joseph G. Nasser, Director
Date:	February 29, 2008

/S/ Peter B. Gregory

Peter B. Gregory, Director
Date:	February 29, 2008

/S/ William C. Gumble

William C. Gumble, Director
Date:	February 29, 2008

/S/ Richard Chojnowski

Richard Chojnowski, Director
Date:	February 29, 2008

/S/ Michael M. Murphy

Michael M. Murphy, Director
Date:	February 29, 2008

/S/ Michael J. Chewens
Michael J. Chewens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	February 29, 2008

/S/ William L. Owens

William L. Owens, Director
Date:	February 29, 2008

/S/ Joseph A. Santangelo

Joseph A. Santangelo, Director
Date:	February 29, 2008

/S/ Janet H. Ingraham

Janet H. Ingraham, Director
Date:	February 29, 2008

/S/ Paul D. Horger

Paul D. Horger, Director
Date:	February 29, 2008

/S/ Robert A. Wadsworth

Robert A. Wadsworth, Director
Date:	February 29, 2008

S/ Patricia T. Civil

Patricia T. Civil, Director
Date:	February 29, 2008