Form 10-Q
period 2008-03-31
NBT BANCORP INC
filed 2008-05-12
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.
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
Yes  ☐  No  ☒

As of April 30, 2008, there were 32,088,770 shares outstanding of the Registrant's common stock, $0.01 par value.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended March 31, 2008

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	March 31,	December 31,	March 31,
(In thousands, except share and per share data)	2008	2007	2007
Assets
Cash and due from banks	$129,630	$155,495	$132,494
Short-term interest bearing accounts	7,345	7,451	24,598
Securities available for sale, at fair value	1,127,707	1,132,230	1,107,624
Securities held to maturity (fair value $158,482, $149,519, and $145,762)	157,353	149,111	145,760
Federal Reserve and Federal Home Loan Bank stock	41,353	38,102	30,487
Loans and leases	3,505,453	3,455,851	3,395,476
Less allowance for loan and lease losses	56,500	54,183	50,554
Net loans and leases	3,448,953	3,401,668	3,344,922
Premises and equipment, net	64,302	64,042	65,784
Goodwill	103,398	103,398	103,420
Intangible assets, net	9,782	10,173	11,408
Bank owned life insurance	44,066	43,614	42,217
Other assets	95,882	96,492	92,067
Total assets	$5,229,771	$5,201,776	$5,100,781
Liabilities
Demand (noninterest bearing)	$672,616	$666,698	$624,171
Savings, NOW, and money market	1,656,374	1,614,289	1,632,222
Time	1,525,236	1,591,106	1,710,262
Total deposits	3,854,226	3,872,093	3,966,655
Short-term borrowings	399,992	368,467	204,421
Long-term debt	424,858	424,887	392,792
Trust preferred debentures	75,422	75,422	75,422
Other liabilities	69,410	63,607	53,911
Total liabilities	4,823,908	4,804,476	4,693,201
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at March 31, 2008, December 31, 2007 and March 31, 2007	-	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at March 31, 2008, December 31, 2007 and March 31, 2007; issued 36,459,397, 36,459,421, and 36,459,481 at March 31, 2008, December 31, 2007, and March 31, 2007, respectively	365	365	365
Additional paid-in-capital	273,929	273,275	272,026
Retained earnings	220,709	215,031	198,948
Accumulated other comprehensive income (loss)	4,211	(3,575)	(11,724)
Common stock in treasury, at cost, 4,385,423, 4,133,328, and 2,463,124 shares at March 31, 2008, December 31, 2007, and March 31, 2007, respectively	(93,351)	(87,796)	(52,035)
Total stockholders’ equity	405,863	397,300	407,580
Total liabilities and stockholders’ equity	$5,229,771	$5,201,776	$5,100,781

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Income (unaudited)	2008	2007
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$58,617	$59,808
Securities available for sale	13,746	13,467
Securities held to maturity	1,514	1,444
Other	775	740
Total interest, fee, and dividend income	74,652	75,459
Interest expense
Deposits	22,698	25,984
Short-term borrowings	2,340	3,092
Long-term debt	4,302	4,486
Trust preferred debentures	1,247	1,268
Total interest expense	30,587	34,830
Net interest income	44,065	40,629
Provision for loan and lease losses	6,478	2,096
Net interest income after provision for loan and lease losses	37,587	38,533
Noninterest income
Service charges on deposit accounts	6,525	4,469
Broker/ dealer and insurance revenue	1,107	1,083
Trust	1,774	1,437
Net securities gains (losses)	15	(5)
Bank owned life insurance	452	434
ATM fees	2,097	1,896
Retirement plan administration fees	1,708	1,592
Other	2,417	1,784
Total noninterest income	16,095	12,690
Noninterest expense
Salaries and employee benefits	16,770	15,964
Occupancy	3,610	3,169
Equipment	1,825	1,933
Data processing and communications	3,170	2,877
Professional fees and outside services	3,099	1,658
Office supplies and postage	1,339	1,296
Amortization of intangible assets	391	409
Loan collection and other real estate owned	567	377
Other	3,263	3,189
Total noninterest expense	34,034	30,872
Income before income tax expense	19,648	20,351
Income tax expense	5,932	6,219
Net income	$13,716	$14,132
Earnings per share
Basic	$0.43	$0.41
Diluted	$0.43	$0.41

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
				Accumulated
		Additional		Other
	Common	Paid-in-	Retained	Comprehensive	Treasury
	Stock	Capital	Earnings	Income (loss)	Stock	Total
(in thousands, except share and per share data)

Balance at December 31, 2006	$365	$271,528	$191,770	$(14,014)	$(45,832)	$403,817
Net income			14,132			14,132
Cash dividends - $0.19 per share			(6,531)			(6,531)
Purchase of 373,967 treasury shares					(8,562)	(8,562)
Net issuance of 89,862 shares to employee benefit plans and other stock plans, including tax benefit		167	(423)		1,851	1,595
Stock-based compensation		839				839
Grant of 24,530 shares of restricted stock awards		(508)			508	-
Other comprehensive income				2,290		2,290
Balance at March 31, 2007	$365	$272,026	$198,948	$(11,724)	$(52,035)	$407,580

Balance at December 31, 2007	$365	$273,275	$215,031	$(3,575)	$(87,796)	$397,300
Cumulative effect adjustment to record liability for split-dollar life insurance policies			(1,518)			(1,518)
Net income			13,716			13,716
Cash dividends - $0.20 per share			(6,416)			(6,416)
Purchase of 272,840 treasury shares					(5,939)	(5,939)
Net issuance of 29,193 shares to employee benefit plans and other stock plans, including tax benefit		55	(104)		576	527
Stock-based compensation		599				599
Net forfeiture of 8,448 shares of restricted stock awards					(192)	(192)
Other comprehensive income				7,786		7,786
Balance at March 31, 2008	$365	$273,929	$220,709	$4,211	$(93,351)	$405,863

See accompanying notes to unaudited interim consolidated financial statements

NBT Bancorp Inc. and Subsidiaries	Three Months Ended March 31,
Consolidated Statements of Cash Flows (unaudited)	2008	2007
(In thousands, except per share data)
Operating activities
Net income	$13,716	$14,132
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	6,478	2,096
Depreciation and amortization of premises and equipment	1,288	1,344
Net accretion on securities	72	19
Amortization of intangible assets	391	409
Stock based compensation	599	839
Bank owned life insurance income	(452)	(434)
Proceeds from sales of loans held for sale	4,153	5,389
Originations and purchases of loans held for sale	(3,392)	(7,948)
Net gains on sales of loans held for sale	(13)	(43)
Net security (gains) losses	(15)	5
Net gain on sales of other real estate owned	(76)	(36)
Net decrease (increase) in other assets	529	(2,135)
Net (decrease) increase in other liabilities	(1,297)	3,590
Net cash provided by operating activities	21,981	17,227
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	167,340	56,182
Proceeds from sales	1,140	10,553
Purchases	(150,614)	(72,795)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	10,876	8,094
Purchases	(19,149)	(17,581)
Net (increase) decrease in loans	(54,621)	17,313
Net (increase) decrease in Federal Reserve and FHLB stock	(3,251)	8,325
Purchases of premises and equipment, net	(1,548)	(146)
Proceeds from sales of other real estate owned	266	131
Net cash (used in) provided by investing activities	(49,561)	10,076
Financing activities
Net (decrease) increase in deposits	(17,867)	170,417
Net increase (decrease) in short-term borrowings	31,525	(140,987)
Proceeds from issuance of long-term debt	50,000	50,000
Repayments of long-term debt	(50,029)	(74,936)
Excess tax benefit from exercise of stock options	47	249
Proceeds from the issuance of shares to employee benefit plans and other stock plans	288	1,346
Purchase of treasury stock	(5,939)	(8,562)
Cash dividends and payment for fractional shares	(6,416)	(6,531)
Net cash provided by (used in) financing activities	1,609	(9,004)
Net (decrease) increase in cash and cash equivalents	(25,971)	18,299
Cash and cash equivalents at beginning of period	162,946	138,793
Cash and cash equivalents at end of period	$136,975	$157,092

Supplemental disclosure of cash flow information	Three Months Ended March 31,
Cash paid during the period for:	2008	2007
Interest	$32,585	$33,783
Income taxes paid (refund received)	94	(24)
Noncash investing activities:
Loans transferred to OREO	$110	$338

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended March 31,
Consolidated Statements of Comprehensive Income (unaudited)	2008	2007
(In thousands)
Net income	$13,716	$14,132
Other comprehensive income, net of tax
Unrealized net holding gains arising during the year (pre-tax amounts of $13,368 and $3,806)	7,741	2,233
Less reclassification adjustment for net (gains) losses related to securities available for sale included in net income (pre-tax amounts of ($15) and $5)	(9)	3
Amortization of prior service cost and actuarial gains (pre-tax amounts of $90 and $90)	54	54
Total other comprehensive income	7,786	2,290
Comprehensive income	$21,502	$16,422

See accompanying notes to unaudited interim consolidated financial statements

NBT BANCORP INC. and Subsidiary
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008

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

The accompanying unaudited interim consolidated financial statements include the accounts of NBT Bancorp Inc. and its wholly owned subsidiaries, NBT Bank, N.A., NBT Financial Services, Inc., and Hathaway Agency, Inc.  Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.”  All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Note 3.	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 141, "Business Combinations."  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  The impact that SFAS No. 141 is expected to have on our financial condition or results of operations is indeterminable as it is prospective in nature.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS No. 161.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133, “Accounting for Derivative Instruments and Hedging Activities”; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 is not expected to have a material impact on our financial condition or results of operations.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at March 31, 2008 and 2007, or December 31, 2007. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 5.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Commitments to extend credit and unused lines of credit totaled $666.5 million at March 31, 2008 and $654.0 million at December 31, 2007.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $26.5 million at March 31, 2008, $27.5 million at December 31, 2007, and $27.9 million at March 31, 2007. As of March 31, 2008, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended March 31,	2008	2007
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	32,054	34,176
Net income available to common shareholders	13,716	14,132
Basic EPS	$0.43	$0.41

Diluted EPS:
Weighted average common shares outstanding	32,054	34,176
Dilutive effect of common stock options and restricted stock	197	281
Weighted average common shares and common share equivalents	32,251	34,457
Net income available to common shareholders	13,716	14,132
Diluted EPS	$0.43	$0.41

There were 1,215,439 stock options for the quarter ended March 31, 2008 and 272,565 stock options for the quarter ended March 31, 2007 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at March 31, 2008. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The Components of pension expense and postretirement expense are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
Components of net periodic benefit cost:	2008	2007	2008	2007
Service Cost	$573	$526	$6	$6
Interest Cost	804	740	60	54
Expected return on plan assets	(1,502)	(1,343)	-	-
Net amortization	96	105	(6)	(15)
Total	$(29)	$28	$60	$45

The Company is not required to make contributions to the Plan in 2008.  The Company recorded approximately $54,000, net of tax, as amortization of pension amounts previously recognized in Accumulated Other Comprehensive Income during the three months ended March 31, 2008.

Note 8.	Trust Preferred Debentures

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

As of March 31, 2008, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

Note 9.	Fair Value Measurements and Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements” , effective January 1, 2008.   SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Basis of Fair Value Measurement:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 -  Quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities, many other sovereign government obligations, liquid mortgage products, active listed equities and most money market securities. Such instruments are generally classified within level 1 or level 2 of the fair value hierarchy.  As required by SFAS No. 157, the Company does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in markets that are not active, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include most investment-grade and high-yield corporate bonds, less liquid mortgage products, less liquid agency securities, less liquid listed equities, state, municipal and provincial obligations, and certain physical commodities. Such instruments are generally classified within level 2 of the fair value hierarchy.

Level 3 is for positions that are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence. In the absence of such evidence, management’s best estimate will be used. Management’s best estimate consists of both internal and external support on certain Level 3 investments. Subsequent to inception, management only changes level 3 inputs and assumptions when corroborated by evidence such as transactions in similar instruments, completed or pending third-party transactions in the underlying investment or comparable entities, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, offerings in the equity or debt markets, and changes in financial ratios or cash flows.  Currently, the Company has no assets or liabilities classified as Level 3.

In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, we have delayed the application of SFAS No. 157 for nonfinancial assets, such as goodwill and real property held for sale, and nonfinancial liabilities until January 1, 2009.

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2008
Assets:
Securities Available for Sale	$10,565	$1,117,142	$-	$1,127,707
Total	$10,565	$1,117,142	$-	$1,127,707

Fair values for securities are based on quoted market prices or dealer quotes, where available.  Where quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  When necessary, the Company utilizes matrix pricing from a third party pricing vendor to determine fair value pricing.  Matrix prices are based on quoted prices for securities with similar coupons, ratings, and maturities, rather than on specific bids and offers for the designated security.

SFAS No. 157 requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis.  In accordance with the provisions of Statement 114, the Company had impaired loans with a carrying value of approximately $4.1 million that were written down to their fair value of approximately $2.6 million, resulting in an impairment charge of approximately $1.5 million, which was included in earnings during the three month period ended March 31, 2008.  The Company uses the present value of expected future cash flows, the fair value of collateral less the cost to sell, or the loan’s observable market price to quantify the allowance for impaired loans.  Based on these valuation techniques, impaired loans are classified as Level 3.

Simultaneously with the adoption of SFAS No. 157, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, effective January 1, 2008.  SFAS No. 159 gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings.  Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards.  As of March 31, 2008, the Company has not elected the fair value option for any eligible items.

NBT BANCORP INC. and Subsidiaries
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (Bancorp) and its wholly owned subsidiaries, NBT Bank, N.A. (the Bank), NBT Financial Services, Inc. (NBT Financial), Hathaway Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (collectively referred to herein as the Company). This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2007 Form 10-K for an understanding of the following discussion and analysis.

FORWARD LOOKING STATEMENTS

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” or other similar terms.   There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may affect interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards or tax laws, may adversely affect the businesses in which the Company is engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; (7) adverse changes may occur in the securities markets or with respect to inflation; (8) acts of war or terrorism; (9) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (10) internal control failures; and (11) the Company’s success in managing the risks involved in the foregoing.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that various factors, including those described above and other factors discussed in the Company’s annual and quarterly reports previously filed with the Securities and Exchange Commission, could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to differ materially from those anticipated or projected.

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

Overview

The Company earned net income of $13.7 million ($0.43 diluted earnings per share) for the three months ended March 31, 2008 compared to net income of $14.1 million ($0.41 diluted earnings per share) for the three months ended March 31, 2007. The decrease in net income from 2007 to 2008 was primarily the result of an increase in the provision for loan and lease losses totaling $4.4 million, as well as an increase in noninterest expense of $3.2 million.  The increase in the provision for loan and lease losses for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was due primarily to an increase in net charge-offs in large part due to one large commercial loan.  The increase in noninterest expense for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was due primarily to increases in salaries and employee benefits, occupancy expense, and professional fees and outside services.  These increases in the provision for loan and lease losses and noninterest expense were partially offset by increases in net interest income and noninterest income.  Net interest income increased $3.4 million, or 8.5%, for the three months ended March 31, 2008 as compared to March 31, 2007.  This increase was due primarily to a 49 bp decrease in the rate paid on interest bearing liabilities.  In addition, the Company also experienced a 1.7% growth in average earning assets, which partially offset the 22 bp decrease in the yield on interest earning assets from the three months ending March 31, 2007 to the three months ending March 31, 2008.  Noninterest income increased $3.4 million, or 26.8%, for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  The increase in noninterest income resulted primarily from increases in service charges on deposit accounts, ATM and debit card fees, and other noninterest income.

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

Table 1 - Performance Measures

First
2008	Quarter
Return on average assets (ROAA)	1.07%
Return on average equity (ROAE)	13.68%
Net Interest Margin	3.84%

2007
Return on average assets (ROAA)	1.13%
Return on average equity (ROAE)	14.06%
Net Interest Margin	3.63%

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

FTE net interest income increased $3.6 million, or 8.5%, during the three months ended March 31, 2008, compared to the same period of 2007. The increase in FTE net interest income resulted primarily from a decrease in the yield on interest bearing liabilities of 49 bp. The Company’s interest rate spread increased 27 bp during the three months ended March 31, 2008 compared to the same period in 2007.  The yield on earning assets for the period decreased 22 bp, to 6.41% for the three months ended March 31, 2008 from 6.63% for the same period in 2007.  This decrease was partially offset by an increase in average interest earning assets, which increased $78.5 million, or 1.7%, for the three months ended March 31, 2008 when compared to the same period in 2007, principally from growth in average loans and leases.  Meanwhile, the rate paid on interest-bearing liabilities decreased 49 bp, to 3.05% for the three months ended March 31, 2008 from 3.54% for the same period in 2007.  For the three months ended March 31, 2008, total interest income decreased $0.7 million, or 0.9%.

For the quarter ended March 31, 2008, total interest expense decreased $4.2 million, or 12.2%, primarily the result of the 300 bp decrease in the Federal Funds target rate since March 31, 2007, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest-bearing liabilities increased $44.3 million, or 1.1%, for the three months ended March 31, 2008 when compared to the same period in 2007, principally from growth in short-term borrowings and long-term debt.  Total average interest-bearing deposits decreased $12.2 million, or 0.4%, for the three months ended March 31, 2008 when compared to the same period in 2007.  The rate paid on average interest-bearing deposits decreased 43 bp from 3.25% for the three months ended March 31, 2007 to 2.82% for the same period in 2008.  For the quarter ended March 31, 2008, the Company experienced a shift in its deposit mix from savings and time deposits to higher yielding money market deposit accounts. Savings and time deposit accounts collectively decreased approximately $85.8 million, or 4.0%, and money market accounts increased approximately $67.1 million, or 10.4%.  NOW accounts remained relatively steady at $447.9 million at March 31, 2008, as compared to $441.2 for the same period in 2007.

Total average borrowings, including trust preferred debentures, increased $56.5 million, or 7.6%, for the three months ended March 31, 2008 compared with the same period in 2007.  Average short-term borrowings increased by $38.2 million, or 14.4%, from $265.3 million for the three months ended March 31, 2007 to $303.5 million for the three months ended March 31, 2008.  Interest expense from short-term borrowings decreased $0.8 million, or 24.3%.  The rate paid on short-term borrowings decreased from 4.73% for the three months ended March 31, 2007 to 3.10% for the same period in 2008.  Average long-term debt increased $18.3 million, or 4.5%, for the three months ended March 31, 2008, compared with the same period in 2007.  The rate paid on long-term debt decreased to 4.07% for the three months ended March 31, 2008, compared with 4.47% for the same period in 2007.  As a result, interest paid on long-term debt decreased $0.2 million, or 4.1%, for the three months ended March 31, 2008 as compared to the same period in 2007.

Another important performance measurement of net interest income is the net interest margin.  While the interest rate spread increased 27 bp from March 31, 2007 to March 31, 2008, the net interest margin increased by 21 bp to 3.84% for the three months ended March 31, 2008, compared with 3.63% for the same period in 2007. The Company thus far has mitigated some of the margin pressure by growing noninterest bearing demand deposit accounts. Average demand deposits increased $42.5 million or 6.9% for the three months ended March 31, 2008, compared to the same period in 2007.

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

Three months ended March 31,		2008			2007
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$8,400	$79	3.78%	$9,255	$110	4.83%
Securities available for sale (2)	1,120,257	14,419	5.18%	1,123,414	14,057	5.07%
Securities held to maturity (2)	152,860	2,285	6.01%	140,856	2,173	6.26%
Investment in FRB and FHLB Banks	37,509	697	7.47%	34,804	630	7.34%
Loans and leases (1)	3,466,360	58,830	6.83%	3,398,590	60,001	7.16%
Total interest earning assets	4,785,386	76,310	6.41%	4,706,919	76,971	6.63%
Other assets	378,958			361,572
Total assets	$5,164,344			$5,068,491

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$709,962	4,178	2.37%	$642,907	5,466	3.45%
NOW deposit accounts	447,852	995	0.89%	441,230	945	0.87%
Savings deposits	461,307	762	0.66%	492,044	1,120	0.92%
Time deposits	1,613,878	16,763	4.18%	1,668,971	18,453	4.48%
Total interest bearing deposits	3,232,999	22,698	2.82%	3,245,152	25,984	3.25%
Short-term borrowings	303,576	2,340	3.10%	265,347	3,092	4.73%
Trust preferred debentures	75,422	1,247	6.65%	75,422	1,268	6.82%
Long-term debt	424,872	4,302	4.07%	406,603	4,486	4.47%
Total interest bearing liabilities	4,036,869	30,587	3.05%	3,992,524	34,830	3.54%
Demand deposits	659,417			616,938
Other liabilities	64,893			51,510
Stockholders' equity	403,165			407,519
Total liabilities and stockholders' equity	$5,164,344			$5,068,491
Net interest income (FTE basis)		$45,723			$42,141
Interest rate spread			3.36%			3.09%
Net interest margin			3.84%			3.63%
Taxable equivalent adjustment		$1,658			$1,512
Net interest income		$44,065			$40,629

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended March 31,
	Increase (Decrease)
	2008 over 2007
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(9)	$(22)	$(31)
Securities available for sale	(59)	421	362
Securities held to maturity	207	(95)	112
Investment in FRB and FHLB Banks	54	13	67
Loans and leases	874	(2,045)	(1,171)
Total interest income	1,067	(1,728)	(661)

Money market deposit accounts	642	(1,930)	(1,288)
NOW deposit accounts	17	33	50
Savings deposits	(65)	(293)	(358)
Time deposits	(550)	(1,140)	(1,690)
Short-term borrowings	542	(1,294)	(752)
Trust preferred debentures	-	(21)	(21)
Long-term debt	184	(368)	(184)
Total interest expense	769	(5,012)	(4,243)

Change in FTE net interest income	$298	$3,284	$3,582

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the years indicated:

	Three months ended March 31,
	2008	2007
(in thousands)
Trust	$1,774	$1,437
Service charges on deposit accounts	6,525	4,469
ATM fees	2,097	1,896
Broker/dealer and insurance revenue	1,107	1,083
Net securities gains (losses)	15	(5)
Bank owned life insurance	452	434
Retirement plan administration fees	1,708	1,592
Other	2,417	1,784
Total noninterest income	$16,095	$12,690

Noninterest income for the three months ended March 31, 2008 was $16.1 million, up $3.4 million or 26.8% from $12.7 million for the same period in 2007.  The increase in noninterest income was due primarily to an increase in fees from service charges on deposit accounts and ATM and debit cards, which collectively increased $2.3 million, or 35.5%, as the Company focused on enhancing fee income through various initiatives.  In addition, trust administration income increased $0.3 million, or 23.5%, for the three month period ended March 31, 2008, compared with the same period in 2007.  This increase stems primarily from an increase in customer accounts resulting from successful business development.  Other noninterest income increased $0.6 million, or 35.5%, for the three month period ended March 31, 2008, compared with the same period in 2007.  This increase was due primarily to a one-time $0.4 million gain from the mandatory redemption of Visa, Inc. common stock associated with their initial public offering.  Net securities gains and losses for the three month periods ended March 31, 2008 and 2007 were nominal and had no significant effect on noninterest income.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2008	2007
(in thousands)
Salaries and employee benefits	$16,770	$15,964
Occupancy	3,610	3,169
Equipment	1,825	1,933
Data processing and communications	3,170	2,877
Professional fees and outside services	3,099	1,658
Office supplies and postage	1,339	1,296
Amortization of intangible assets	391	409
Loan collection and other real estate owned	567	377
Other	3,263	3,189
Total noninterest expense	$34,034	$30,872

Noninterest expense for the three months ended March 31, 2008 was $34.0 million, up from $30.9 million, or 10.2%, for the same period in 2007. Office expenses, such as supplies and postage, occupancy, equipment and data processing and communications charges were $9.9 million for the three months ended March 31, 2008, up $0.6 million, or 7.2%, from $9.3 million for the three months ended March 31, 2007.  This increase was due primarily to increased expenses related to branch openings.  Salaries and employee benefits increased $0.8 million, or 5.0%, for the three months ended March 31, 2008 compared with the same period in 2007 as the Company experienced a slight increase in the number of full-time equivalent employees.  Professional fees and outside services increased $1.4 million, or 86.9%, for the three month period ended March 31, 2008, compared with the same period in 2007, due primarily to fees and costs related to the aforementioned noninterest income initiatives.

Income Taxes

Income tax expense for the three month period ended March 31, 2008 was $5.9 million, down 4.6% from $6.2 million for the same period in 2007.  The effective rates were 30.2% and 30.6% for the three month periods ended March 31, 2008 and 2007, respectively.  The decrease in the effective tax rate for the three months ended March 31, 2008, versus the same period in 2007, resulted primarily from an increase in interest earned on tax exempt securities in the first quarter of 2008.

ANALYSIS OF FINANCIAL CONDITION

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Residential real estate mortgages	$731,336	$719,182	$738,336
Commercial	624,904	621,820	637,828
Commercial real estate mortgages	601,042	593,077	592,605
Real estate construction and development	77,594	81,350	82,040
Agricultural and agricultural real estate mortgages	111,204	116,190	119,399
Consumer	691,122	655,375	598,758
Home equity	580,096	582,731	541,352
Lease financing	88,155	86,126	85,158
Total loans and leases	$3,505,453	$3,455,851	$3,395,476

Total loans and leases were $3.5 billion, or 67.0% of assets, at March 31, 2008, $3.5 billion, or 66.4% of assets at December 31, 2007, and $3.4 billion, or 66.6%, at March 31, 2007. Total loans and leases increased by $49.6 million or 1.4% from December 31, 2007, and $110.0 million or 3.2% from March 31, 2007.  These increases were due primarily to increases in consumer loans, most notably indirect installment loans.  Consumer loans increased $35.7 million from December 31, 2007 and $92.4 million from March 31, 2007.  In addition, home equity loans increased $38.7 million from March 31, 2007 to March 31, 2008.

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

Average total earning securities increased $8.8 million, or 0.7%, for the three months ended March 31, 2008 when compared to the same period in 2007.  The average balance of securities available for sale decreased $3.2 million, or 0.3%, for the three months ended March 31, 2008 when compared to the same period in 2007.  The average balance of securities held to maturity increased $12.0 million, or 8.5%, for the three months ended March 31, 2008, compared to the same period in 2007. The average total securities portfolio represents 26.6% of total average earning assets for the three months ended March 31, 2008, down from 26.9% for the same period in 2007.

The following details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	At March 31,
	2008	2007
Mortgage-backed securities:
With maturities 15 years or less	27%	26%
With maturities greater than 15 years	7%	4%
Collateral mortgage obligations	29%	19%
Municipal securities	10%	19%
US agency notes	22%	28%
Other	5%	4%
Total	100%	100%

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan and lease losses to outstanding loans and leases at March 31, 2008 was 1.61% compared with 1.57% at December 31, 2007, and 1.49% at March 31, 2007.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Table 4
Allowance For Loan and Lease Losses
	Three months ended March 31,
(dollars in thousands)	2008		2007
Balance, beginning of period	$54,183		$50,587
Recoveries	1,077		1,444
Chargeoffs	(5,238)		(3,573)
Net chargeoffs	(4,161)		(2,129)
Provision for loan losses	6,478		2,096
Balance, end of period	$56,500		$50,554
Composition of Net Chargeoffs
Commercial and agricultural	$(2,451)	59%	$(701)	33%
Real estate mortgage	(118)	3%	(307)	14%
Consumer	(1,592)	38%	(1,121)	53%
Net chargeoffs	$(4,161)	100%	$(2,129)	100%
Annualized net chargeoffs to average loans and leases	0.48%		0.25%

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

Table 5
Nonperforming Assets
	March 31,	December 31,	March 31,
(Dollars in thousands)	2008	2007	2007
Nonaccrual loans
Commercial and agricultural loans and real estate	$21,932	$20,491	$12,082
Real estate mortgages	1,681	1,372	2,290
Consumer	2,864	2,934	1,922
Troubled debt restructured loans	3,387	4,900	-
Total nonaccrual loans	29,864	29,697	16,294
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	51	-
Real estate mortgages	71	295	46
Consumer	472	536	1,023
Total loans 90 days or more past due and still accruing	543	882	1,069
Total nonperforming loans	30,407	30,579	17,363
Other real estate owned (OREO)	480	560	632
Total nonperforming assets	30,887	31,139	17,995
Total nonperforming loans to total loans and leases	0.87%	0.88%	0.51%
Total nonperforming assets to total assets	0.59%	0.60%	0.35%
Total allowance for loan and lease losses to nonperforming loans	185.81%	177.19%	291.16%

Total nonperforming assets were $30.9 million at March 31, 2008, $31.1 million at December 31, 2007, and $18.0 million at March 31, 2007.  Nonaccrual loans were $29.9 million at March 31, 2008, as compared to $29.7 million at December 31, 2007 and $16.3 million at March 31, 2007.  The increase in nonperforming assets from March 31, 2007 to March 31, 2008 is primarily due to one owner-occupied commercial real estate relationship, as well as several agricultural loans that became nonaccrual during the second quarter of 2007.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $58.5 million in potential problem loans at March 31, 2008 as compared to $73.3 million at December 31, 2007 and $70.9 million at March 31, 2007.  Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.”  At March 31, 2008, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Net chargeoffs totaled $4.2 million for the three months ended March 31, 2008, up $2.1 million from the $2.1 million charged off during the same period in 2007.  The provision for loan and lease losses totaled $6.5 million for the three months ended March 31, 2008, compared with the $2.1 million provided during the same period in 2007 due primarily to an increase in net chargeoffs.

Deposits

Total deposits were $3.9 billion at March 31, 2008, down $17.9 million, or 0.5%, from year-end 2007, and down $112.4 million, or 2.8%, from the same period in the prior year.  The decrease in deposits compared with March 31, 2007, was driven by a decrease in time deposits of $185.0 million, or 10.8%.

Total average deposits for the three months ended March 31, 2008 increased $30.3 million, or 0.8%, from the same period in 2007. The Company experienced an increase in average money market accounts of $67.1 million, or 10.4%, for the three months ended March 31, 2008 compared to the same period in 2007.  This increase in average money market accounts was primarily due to a shift from savings accounts and time deposit accounts to higher yielding money market accounts.  Average NOW accounts increased slightly, from $441.2 million at March 31, 2007 as compared with $447.9 million at March 31, 2008, an increase of 1.5%.  Average savings accounts decreased $30.7 million, or 6.2%, for the three month period ending March 31, 2008 as compared to the same period in 2007.  This decrease was primarily due to a shift from savings accounts to higher yielding money market accounts.  Average time deposits decreased $55.1 million, or 3.3%, for the three months ended March 31, 2008 from the same period in 2007.  This decrease was primarily due to a shift from time deposit accounts to higher yielding money market accounts.  Average demand deposit accounts increased $42.5 million, or 6.9%, for the three months ended March 31, 2008 as compared to the same period in 2007.  This was due primarily to an increasing customer base, as we expanded into new markets during 2007.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $400.0 million at March 31, 2008 compared to $368.5 million and $204.4 million at December 31, and March 31, 2007, respectively. Long-term debt was $424.9 million at March 31, 2008, and was $424.9 and $392.8 million at December 31, and March 31, 2007, respectively.  For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” on page 32 of this report.

Capital Resources

Stockholders' equity of $405.9 million represents 7.8% of total assets at March 31, 2008, compared with $397.3 million, or 7.6% as of December 31, 2007, and $407.6 million, or 8.0% at March 31, 2007.  Under previously disclosed stock repurchase plans, the Company purchased 272,840 shares of its common stock during the three month period ended March 31, 2008, for a total of $5.9 million at an average price of $21.77 per share.  At March 31, 2008, there were 1,203,040 shares available for repurchase under previously announced plans.

In September 2006, the FASB ratified a consensus reached by the EITF on Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," which clarifies the  accounting  for  the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements.  The EITF concluded that for and endorsement split-dollar life insurance arrangement, an employer should recognize a liability for the actuarial present value of the future death benefit as of the employee’s expected retirement date.  The consensus became effective for fiscal years beginning after December 15, 2007.  As a result the Company recorded a liability and a cumulative-effect adjustment to retained earnings of approximately $1.5 million in the first quarter of 2008.

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

Table 6

Capital Measurements
March 31, 2008
Tier 1 leverage ratio	7.14%
Tier 1 capital ratio	9.71%
Total risk-based capital ratio	10.96%
Cash dividends as a percentage of net income	46.78%
Per common share:
Book value	$12.65
Tangible book value	$9.13

March 31, 2007
Tier 1 leverage ratio	7.60%
Tier 1 capital ratio	10.53%
Total risk-based capital ratio	11.78%
Cash dividends as a percentage of net income	46.21%
Per common share:
Book value	$11.99
Tangible book value	$8.61

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.75 at March 31, 2008 and 1.95 in the comparable period of the prior year. The Company's price was 14.5 times trailing twelve months earnings at March 31, 2008, compared to 14.3 times for the same period last year.

Table 7
Quarterly Common Stock and Dividend Information
				Cash Dividends
Quarter Endings	High	Low	Close	Declared
2007
March 31	$25.81	$21.73	$23.43	$0.190
June 30	23.45	21.80	22.56	0.200
September 30	23.80	17.10	21.74	0.200
December 31	25.00	20.58	22.82	0.200
2008
March 31	$23.65	$17.95	$22.20	$0.200

On April 28, 2008, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.20 per share.  The cash dividend will be paid on June 15, 2008 to stockholders of record as of June 1, 2008.

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

Net interest income for the next 12 months in the + 200/- 200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2008 balance sheet position:

Table 8
Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(4.54%)
-200	(0.82%)

The Company has taken several measures to mitigate net interest margin compression. The Company originates 15-year, 20-year and 30-year residential real estate mortgages with the intent to sell. Over time, the Company has shortened the average life of its investment securities portfolio by limiting purchases of mortgage-backed securities and redirecting proceeds into short-duration CMOs and US Agency notes and bonds. Lastly, the Company will continue to focus on growing noninterest bearing demand deposits and prudently managing deposit costs.

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At March 31, 2008, the Company’s Basic Surplus measurement was 5.3% of total assets or $278 million, which was above the Company’s minimum of 5% or $261 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position.  At March 31, 2008, the Company Basic Surplus declined compared to the December 31, 2007 Basic Surplus of 7.3%.

The Company’s primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company’s subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At March 31, 2008, approximately $28.6 million of the total stockholders’ equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management Discussion and Analysis.

Item 4.  Controls and Procedures

The  Company's  management,  including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as  of  March 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

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

Item 1A – Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Form 10-K filed with the Securities and Exchange Commission on February 29, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
1/1/08 - 1/31/08	60,488	$21.67	60,488	1,415,392
2/1/08 - 2/28/08	200,602	21.96	200,602	1,214,790
3/1/08 - 3/31/08	11,750	18.94	11,750	1,203,040
Total	272,840	$21.77	272,840	1,203,040

1.
Under a previously disclosed stock repurchase plan authorized on July 23, 2007 in the amount of 1,000,000 shares, the Company purchased 272,840 shares of its common stock during the three month period ended March 31, 2008, for a total of $5.9 million at an average price of $21.77 per share.  At March 31, 2008, there were 1,203,040 shares available for repurchase under previously announced plans.  There were 203,040 shares available for repurchase under the stock repurchase plan authorized on July 23, 2007, in the amount of 1,000,000 shares.  This plan expires on December 31, 2008.  There were 1,000,000 shares available for repurchase under the stock repurchase plan authorized on January 28, 2008, in the amount of 1,000,000 shares.  This plan expires on December 31, 2009.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 12th day of May 2008.

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