Form 10-Q
period 2008-06-30
NBT BANCORP INC
filed 2008-08-11
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.
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

As of July 31, 2008, there were 32,167,367 shares outstanding of the Registrant's common stock, $0.01 par value.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended June 30, 2008

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	June 30,	December 31,	June 30,
(In thousands, except share and per share data)	2008	2007	2007
Assets
Cash and due from banks	$145,635	$155,495	$134,058
Short-term interest bearing accounts	1,782	7,451	7,252
Securities available for sale, at fair value	1,104,491	1,132,230	1,109,543
Securities held to maturity (fair value $148,952, $149,519, and $146,944)	148,656	149,111	147,537
Federal Reserve and Federal Home Loan Bank stock	41,323	38,102	33,061
Loans and leases	3,602,895	3,455,851	3,432,300
Less allowance for loan and lease losses	54,510	54,183	57,058
Net loans and leases	3,548,385	3,401,668	3,375,242
Premises and equipment, net	64,871	64,042	65,286
Goodwill	103,398	103,398	103,412
Intangible assets, net	9,404	10,173	10,998
Bank owned life insurance	44,546	43,614	42,667
Other assets	97,009	96,492	92,578
Total assets	$5,309,500	$5,201,776	$5,121,634
Liabilities
Demand (noninterest bearing)	$700,279	$666,698	$681,732
Savings, NOW, and money market	1,643,702	1,614,289	1,606,473
Time	1,595,132	1,591,106	1,670,961
Total deposits	3,939,113	3,872,093	3,959,166
Short-term borrowings	205,624	368,467	290,387
Long-term debt	619,720	424,887	352,151
Trust preferred debentures	75,422	75,422	75,422
Other liabilities	65,749	63,607	53,574
Total liabilities	4,905,628	4,804,476	4,730,700
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2008, December 31, 2007 and June 30, 2007	-	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at June 30, 2008, December 31, 2007 and June 30, 2007; issued 36,459,383, 36,459,421, and 36,459,462 at June 30, 2008, December 31, 2007, and June 30, 2007, respectively	365	365	365
Additional paid-in-capital	274,016	273,275	271,639
Retained earnings	228,787	215,031	204,175
Accumulated other comprehensive loss	(7,678)	(3,575)	(18,822)
Common stock in treasury, at cost, 4,303,776, 4,133,328, and 3,091,395 shares at June 30, 2008, December 31, 2007, and June 30, 2007, respectively	(91,618)	(87,796)	(66,423)
Total stockholders’ equity	403,872	397,300	390,934
Total liabilities and stockholders’ equity	$5,309,500	$5,201,776	$5,121,634

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Income (unaudited)	2008	2007	2008	2007
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$57,220	$60,689	$115,837	$120,497
Securities available for sale	13,417	13,562	27,163	27,029
Securities held to maturity	1,478	1,525	2,992	2,969
Other	739	719	1,514	1,459
Total interest, fee, and dividend income	72,854	76,495	147,506	151,954
Interest expense
Deposits	18,712	26,950	41,410	52,934
Short-term borrowings	1,362	2,918	3,702	6,010
Long-term debt	5,629	3,997	9,931	8,483
Trust preferred debentures	1,146	1,272	2,393	2,540
Total interest expense	26,849	35,137	57,436	69,967
Net interest income	46,005	41,358	90,070	81,987
Provision for loan and lease losses	5,803	9,770	12,281	11,866
Net interest income after provision for loan and lease losses	40,202	31,588	77,789	70,121
Noninterest income
Service charges on deposit accounts	6,938	4,936	13,463	9,405
Broker/ dealer and insurance revenue	1,366	1,093	2,473	2,176
Trust	2,099	1,792	3,873	3,229
Net securities gains	18	21	33	16
Bank owned life insurance	480	450	932	884
ATM fees	2,225	2,041	4,322	3,937
Retirement plan administration fees	1,671	1,601	3,379	3,193
Other	1,622	2,058	4,039	3,842
Total noninterest income	16,419	13,992	32,514	26,682
Noninterest expense
Salaries and employee benefits	16,906	13,022	33,676	28,986
Occupancy	3,427	2,585	7,037	5,754
Equipment	1,862	1,837	3,687	3,770
Data processing and communications	3,115	2,845	6,285	5,722
Professional fees and outside services	2,521	1,926	5,620	3,584
Office supplies and postage	1,331	1,334	2,670	2,630
Amortization of intangible assets	378	410	769	819
Loan collection and other real estate owned	730	228	1,297	605
Other	5,153	3,827	8,416	7,016
Total noninterest expense	35,423	28,014	69,457	58,886
Income before income tax expense	21,198	17,566	40,846	37,917
Income tax expense	6,541	5,502	12,473	11,721
Net income	$14,657	$12,064	$28,373	$26,196
Earnings per share
Basic	$0.46	$0.36	$0.89	$0.77
Diluted	$0.45	$0.36	$0.88	$0.77

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
	Common Stock	Additional Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
(in thousands, except share and per share data)

Balance at December 31, 2006	$365	$271,528	$191,770	$(14,014)	$(45,832)	$403,817
Net income			26,196			26,196
Cash dividends - $0.39 per share			(13,291)			(13,291)
Purchase of 1,100,367 treasury shares					(25,037)	(25,037)
Net issuance of 142,582 shares to employee benefit plans and other stock plans, including tax benefit		134	(500)		2,979	2,613
Stock-based compensation		1,444				1,444
Issuance of 69,939 shares of restricted stock awards		(1,467)			1,467	-
Other comprehensive loss				(4,808)		(4,808)
Balance at June 30, 2007	$365	$271,639	$204,175	$(18,822)	$(66,423)	$390,934

Balance at December 31, 2007	$365	$273,275	$215,031	$(3,575)	$(87,796)	$397,300

Cumulative effect adjustment to record liability for split-dollar life insurance policies			(1,518)			(1,518)
Net income			28,373			28,373
Cash dividends - $0.40 per share			(12,848)			(12,848)
Purchase of 272,840 treasury shares					(5,939)	(5,939)
Net issuance of 75,794 shares to employee benefit plans and other stock plans, including tax benefit		149	(251)		1,551	1,449
Stock-based compensation		1,158				1,158
Issuance of 26,598 shares of restricted stock awards		(566)			566	-
Other comprehensive loss				(4,103)		(4,103)
Balance at June 30, 2008	$365	$274,016	$228,787	$(7,678)	$(91,618)	$403,872

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Six Months Ended June 30,
Consolidated Statements of Cash Flows (unaudited)	2008	2007
(In thousands, except per share data)
Operating activities
Net income	$28,373	$26,196
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	12,281	11,866
Depreciation and amortization of premises and equipment	2,583	2,688
Net amortization on securities	210	46
Amortization of intangible assets	769	819
Stock based compensation	1,158	1,444
Bank owned life insurance income	(932)	(884)
Proceeds from sales of loans held for sale	9,166	13,164
Originations and purchases of loans held for sale	(10,411)	(14,024)
Net gains on sales of loans held for sale	(31)	(76)
Net security gains	(33)	(16)
Net gain on sales of other real estate owned	(80)	(131)
Net decrease (increase) in other assets	78	(1,897)
Net increase in other liabilities	2,932	7,696
Net cash provided by operating activities	46,063	46,891
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	259,177	101,382
Proceeds from sales	1,140	10,553
Purchases	(239,110)	(131,816)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	39,772	27,185
Purchases	(39,373)	(38,487)
Net increase in loans	(158,527)	(25,060)
Net (increase) decrease in Federal Reserve and FHLB stock	(3,221)	5,751
Purchases of premises and equipment	(3,412)	(992)
Proceeds from sales of other real estate owned	290	495
Net cash used in investing activities	(143,264)	(50,989)
Financing activities
Net increase in deposits	67,020	162,928
Net decrease in short-term borrowings	(162,843)	(55,021)
Proceeds from issuance of long-term debt	325,015	75,100
Repayments of long-term debt	(130,182)	(140,677)
Excess tax benefit from exercise of stock options	121	359
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,328	2,254
Purchase of treasury stock	(5,939)	(25,037)
Cash dividends and payment for fractional shares	(12,848)	(13,291)
Net cash provided by financing activities	81,672	6,615
Net (decrease) increase in cash and cash equivalents	(15,529)	2,517
Cash and cash equivalents at beginning of period	162,946	138,793
Cash and cash equivalents at end of period	$147,417	$141,310

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$60,084	$69,241
Income taxes paid	6,915	5,752
Noncash investing activities:
Loans transferred to OREO	$805	$955

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Comprehensive Income (unaudited)	2008	2007	2008	2007
(In thousands)
Net income	$14,657	$12,064	$28,373	$26,196
Other comprehensive income, net of tax
Unrealized net holding losses arising during the period (pre-tax amounts of ($19,746), ($11,918), ($6,378), and ($8,112))	(11,932)	(7,174)	(4,191)	(4,941)
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of ($18), ($21), ($33), and ($16))	(11)	(13)	(20)	(10)
Amortization of prior service cost and actuarial gains (pre-tax amounts of $90, $149,$180, and $239)	54	89	108	143
Total other comprehensive loss	(11,889)	(7,098)	(4,103)	(4,808)
Comprehensive income	$2,768	$4,966	$24,270	$21,388

See accompanying notes to unaudited interim consolidated financial statements

NBT BANCORP INC. and Subsidiary
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

Note 1.	Description of Business

NBT Bancorp Inc. (the “Registrant”) is a registered financial holding company incorporated in the State of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Registrant is the parent holding company of NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), Hathaway Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II.  Through these subsidiaries, the Registrant operates as one segment focused on community banking operations.  The Registrant’s primary business consists of providing commercial banking and financial services to its customers in its market area. The principal assets of the Registrant are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank and NBT Financial.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 141 "Business Combinations" (“SFAS No. 141(R)”).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  The impact that SFAS No. 141(R) is expected to have on our financial condition or results of operations is indeterminable as it is prospective in nature.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  SFAS No. 160 also amends SFAS No. 128, "Earnings per Share," so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on our financial condition or results of operations.

In February 2008, the FASB issued FASB Staff Position FAS 140-3, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“FSP FAS 140-3”). FSP FAS 140-3 was issued to provide guidance on accounting for a transfer of a financial asset and repurchase financing. FSP FAS 140-3 presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (“linked transaction”) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” However, if certain criteria are met, the initial transfer and repurchase financing should not be evaluated as a linked transaction and should be evaluated separately under SFAS No. 140. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Earlier application is not permitted. FSP FAS 140-3 should be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year for which FSP FAS 140-3 is effective. The Company is still evaluating the provisions of FSP FAS 140-3, but does not believe its adoption will have a material impact on its financial position or results of operations

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 is not expected to have a material impact on our financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  The hierarchy under SFAS 162 is as follows:  A) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (“AICPA”) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB; B) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position; C) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (“EITF”), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics); and D) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.  The Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  SFAS No. 162 is not expected to have a material impact on our financial condition or results of operations.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at June 30, 2008 and 2007, or December 31, 2007. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 provides recognition criteria and a related measurement model for tax provisions taken by companies.  In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more than likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  The adoption of FIN 48 did not result in a change to the liability of unrecognized benefits.

Note 5.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Commitments to extend credit and unused lines of credit totaled $686.8 million at June 30, 2008 and $654.0 million at December 31, 2007.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $25.8 million at June 30, 2008, $27.5 million at December 31, 2007, and $36.0 million at June 30, 2007. As of June 30, 2008, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended June 30,	2008	2007
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	31,989	33,694
Net income available to common shareholders	14,657	12,064
Basic EPS	$0.46	$0.36
Diluted EPS:
Weighted average common shares outstanding	31,989	33,694
Dilutive effect of common stock options and restricted stock	253	242
Weighted average common shares and common share equivalents	32,242	33,936
Net income available to common shareholders	14,657	12,064
Diluted EPS	$0.45	$0.36

Six months ended June 30,	2008	2007
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	32,021	33,934
Net income available to common shareholders	28,373	26,196
Basic EPS	$0.89	$0.77
Diluted EPS:
Weighted average common shares outstanding	32,021	33,934
Dilutive effect of common stock options and restricted stock	225	261
Weighted average common shares and common share equivalents	32,246	34,195
Net income available to common shareholders	28,373	26,196
Diluted EPS	$0.88	$0.77

There were 606,083 stock options for the quarter ended June 30, 2008 and 620,788 stock options for the quarter ended June 30, 2007 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,184,995 stock options for the six months ended June 30, 2008 and 298,693 stock options for the six months ended June 30, 2007 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at June 30, 2008.  Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

In addition to the pension plan, the Company also provides supplemental employee retirement plans to certain current and former executives.  These supplemental employee retirement plans and the defined benefit pension plan are collectively referred to herein as “Pension Benefits.”

Also, the Company provides certain health care benefits for retired employees.  Benefits are accrued over the employees’ active service period. Only employees that were employed by the Company on or before January 1, 2000 are eligible to receive postretirement health care benefits.  The plan is contributory for participating retirees, requiring participants to absorb certain deductibles and coinsurance amounts with contributions adjusted annually to reflect cost sharing provisions and benefit limitations called for in the plan.  Eligibility is contingent upon the direct transition from active employment status to retirement without any break in employment from the Company.  Employees also must be participants in the Company’s medical plan prior to their retirement.  The Company funds the cost of postretirement health care as benefits are paid. The Company elected to recognize the transition obligation on a delayed basis over twenty years.  These postretirement benefits are referred to herein as “Other Benefits.”

The components of pension expense and postretirement expense are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
Components of net periodic (benefit) cost:	2008	2007	2008	2007
Service Cost	$572	$527	$6	$6
Interest Cost	806	740	60	53
Expected return on plan assets	(1,503)	(1,403)	-	-
Net amortization	97	163	(7)	(14)
Total	$(28)	$27	$59	$45

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
Components of net periodic (benefit) cost:	2008	2007	2008	2007
Service Cost	$1,145	$1,053	$12	$12
Interest Cost	1,610	1,480	120	107
Expected return on plan assets	(3,005)	(2,746)	-	-
Net amortization	193	268	(13)	(29)
Total	$(57)	$55	$119	$90

The Company is not required to make contributions to the plans in 2008.  The Company recorded approximately $0.1 million, net of tax, as amortization of pension amounts previously recognized in Accumulated Other Comprehensive Income or Loss during the six months ended June 30, 2008.

Note 8.	Trust Preferred Debentures

CNBF Capital Trust I is a Delaware statutory business trust formed in 1999, for the purpose of issuing $18 million in trust preferred securities and lending the proceeds to the Company. NBT Statutory Trust I is a Delaware statutory business trust formed in 2005, for the purpose of issuing $5 million in trust preferred securities and lending the proceeds to the Company.  NBT Statutory Trust II is a Delaware statutory business trust formed in 2006, for the purpose of issuing $50 million in trust preferred securities and lending the proceeds to the Company to provide funding for the acquisition of CNB Bancorp, Inc. These three statutory business trusts are collectively referred herein as “the Trusts.”  The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.  The Trusts are variable interest entities (“VIEs”) for which the Company is not the primary beneficiary, as defined in Financial Accounting Standards Board Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003)” (“FIN 46R”).  In accordance with FIN 46R, which was implemented in the first quarter of 2004, the accounts of the Trusts are not included in the Company’s consolidated financial statements.

As of June 30, 2008, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities. In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The Company does not expect that the quantitative limits will preclude it from including the trust preferred securities in Tier 1 capital. However, the trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

Note 9.	Fair Value Measurements and Fair Value of Financial Instruments

The Company adopted SFAS No. 157, “Fair Value Measurements”, effective January 1, 2008.   SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, the Company has delayed the application of SFAS No. 157 for nonfinancial assets, such as goodwill and real property held for sale, and nonfinancial liabilities until January 1, 2009.

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2008
Assets:
Securities Available for Sale	$9,060	$1,095,431	$-	$1,104,491
Total	$9,060	$1,095,431	$-	$1,104,491

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

SFAS No. 157 requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis.  In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan--an amendment of FASB Statements No. 5 and 15” (“SFAS No. 114”), the Company had collateral dependent impaired loans with a carrying value of approximately $9.7 million which had specific reserves included in the allowance for loan and lease losses of $1.5 million at June 30, 2008.  During the six and three month periods ending June 30, 2008, the Company established specific reserves of approximately $1.7 million and $0.2 million, which were included in the provision for loan and lease losses for the respective periods.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

Simultaneously with the adoption of SFAS No. 157, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, effective January 1, 2008.  SFAS No. 159 gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings.  Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards.  As of June 30, 2008, the Company has not elected the fair value option for any eligible items.

Note10.	Subsequent Event

NBT Bancorp, Inc. signed a definitive agreement to acquire Mang Insurance Agency on July 3, 2008. The acquisition has been approved by the board of directors of both companies and is expected to close in the third quarter of 2008.

NBT BANCORP INC. and Subsidiaries
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (“Bancorp”) and its wholly owned subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), Hathaway Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (collectively referred to herein as the “Company”). This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2007 Form 10-K for an understanding of the following discussion and analysis.

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

Forward-looking Statements

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” or other similar terms.   There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may affect interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards or tax laws, may adversely affect the businesses in which the Company is engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; (7) adverse changes may occur in the securities markets or with respect to inflation; (8) acts of war or terrorism; (9) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (10) internal control failures; and (11) the Company’s success in managing the risks involved in the foregoing.

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

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the judgment in evaluating the level of the allowance required to cover credit losses inherent in the loan and lease portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan and lease losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan and lease loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provisions for loan and lease losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s nonperforming loans and potential problem loans has a significant impact on the overall analysis of the adequacy of the allowance for loan and lease losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Company’s allowance for loan and lease policy would also require additional provisions for loan and lease losses.

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

Management of the Company considers the accounting policy relating to other-than-temporary impairment to be a critical accounting policy.  Management systematically evaluates certain assets for other-than-temporary declines in market value.  Management considers historical values and current market conditions as a part of the assessment.  Assets for which declines in market value are deemed to be other-than-temporary are written down to current market value and the resultant changes are including in earnings as realized losses.

Overview

The Company earned net income of $14.7 million ($0.45 diluted earnings per share) for the three months ended June 30, 2008 compared to net income of $12.1 million ($0.36 diluted earnings per share) for the three months ended June 30, 2007.  This increase in net income was primarily the result of an increase in net interest income of approximately $4.6 million, or 11.2%.  The increase in net interest income was due primarily to a decrease in interest expense of approximately $8.3 million, or 23.6%.  Also contributing to the increase in net income was an increase in noninterest income of approximately $2.4 million, or 17.3%.  The increases in net interest income and noninterest income were partially offset by a $7.4 million, or 26.4%, increase in noninterest expense for the three months ended June 30, 2008 as compared with the same period in 2007.

The Company earned net income of $28.4 million ($0.88 diluted earnings per share) for the six months ended June 30, 2008 compared to net income of $26.2 million ($0.77 diluted earnings per share) for the six months ended June 30, 2007. The increase in net income from 2007 to 2008 was primarily the result of an increase in net interest income of approximately $8.1 million, or 9.9%.  The increase in net interest income was due primarily to a decrease in interest expense of approximately $12.5 million, or 17.9%.  Also contributing to the increase in net income was an increase in noninterest income of approximately $5.8 million, or 21.9%.  The increases in net interest income and noninterest income were partially offset by a $10.6 million, or 18.0%, increase in noninterest expense for the six months ended June 30, 2008 as compared with the same period in 2007.

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

Table 1 - Performance Measures

	First	Second	Six
2008	Quarter	Quarter	Months
Return on average assets (ROAA)	1.07%	1.12%	1.10%
Return on average equity (ROAE)	13.68%	14.49%	14.09%
Net Interest Margin	3.84%	3.94%	3.89%

2007
Return on average assets (ROAA)	1.13%	0.95%	1.04%
Return on average equity (ROAE)	14.06%	11.90%	12.98%
Net Interest Margin	3.63%	3.63%	3.63%

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the major determining factors in a financial institution’s performance as it is the principal source of earnings. Table 2 represents an analysis of net interest income on a federal taxable equivalent (FTE) basis.

FTE net interest income increased $4.7 million, or 11.0%, during the three months ended June 30, 2008, compared to the same period of 2007. The increase in FTE net interest income resulted primarily from a decrease in the rate paid on interest bearing liabilities of 88 bp, to 2.64% for the three months ended June 30, 2008 from 3.52% for the same period in 2007.  The interest rate spread increased 44 bp during the three months ended June 30, 2008 compared to the same period in 2007.  For the three months ended June 30, 2008, total FTE interest income decreased $3.6 million, or 4.8%.  The yield on earning assets for the period decreased 44 bp to 6.16% for the three months ended June 30, 2008 from 6.60% for the same period in 2007.  This decrease was partially offset by an increase in average interest earning assets of $127.4 million, or 2.7%, for the three months ended June 30, 2008 when compared to the same period in 2007, principally from growth in average loans and leases.

FTE net interest income increased $8.3 million, or 9.8%, during the six months ended June 30, 2008, compared to the same period of 2007. The increase in FTE net interest income resulted primarily from a decrease in the yield on interest bearing liabilities of 69 bp to 2.84% for the six months ended June 30, 2008 from 3.53% for the same period in 2007.  The interest rate spread increased 35 bp during the six months ended June 30, 2008 compared to the same period in 2007.  For the six months ended June 30, 2008, total FTE interest income decreased $4.4 million, or 2.9%.  The yield on earning assets for the period decreased 34 bp to 6.28% for the six months ended June 30, 2008 from 6.62% for the same period in 2007.  This decrease was partially offset by an increase in average interest earning assets of $102.9 million, or 2.2% for the six months ended June 30, 2008 when compared to the same period in 2007, principally from growth in average loans and leases.

For the quarter ended June 30, 2008, total interest expense decreased $8.3 million, or 23.6%, primarily the result of the 325 bp decrease in the Federal Funds target rate since June 30, 2007, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest bearing liabilities increased $90.7 million, or 2.3%, for the three months ended June 30, 2008 when compared to the same period in 2007, principally from growth in long-term debt, short-term borrowings and money market deposit accounts.  Total average interest bearing deposits decreased $110.8 million, or 3.4%, for the three months ended June 30, 2008 when compared to the same period in 2007.  The rate paid on average interest bearing deposits decreased 92 bp from 3.27% for the three months ended June 30, 2007 to 2.35% for the same period in 2008.  For the three months ended June 30, 2008, the Company experienced a shift in its deposit mix from savings and time deposits to money market deposit accounts. Average savings and time deposit accounts collectively decreased approximately $169.9 million, or 7.7%, and money market accounts increased approximately $60.1 million, or 9.1%.  Average NOW accounts remained relatively steady at $453.4 million for the three months ended June 30, 2008, as compared to $454.5 million for the same period in 2007.

For the six months ended June 30, 2008, total interest expense decreased $12.5 million, or 17.9%, primarily the result of the 325 bp decrease in the Federal Funds target rate since June 30, 2007, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest bearing liabilities increased $67.5 million, or 1.7%, for the six months ended June 30, 2008 when compared to the same period in 2007, principally from growth in long-term debt, short-term borrowings and money market deposit accounts.  Total average interest bearing deposits decreased $61.7 million, or 1.9%, for the six months ended June 30, 2008 when compared to the same period in 2007.  The rate paid on average interest bearing deposits decreased 67 bp from 3.26% for the six months ended June 30, 2007 to 2.59% for the same period in 2008.  For the six months ended June 30, 2008, the Company experienced a shift in its deposit mix from savings and time deposits to money market deposit accounts. Average savings and time deposit accounts collectively decreased approximately $128.0 million, or 5.9%, and money market accounts increased approximately $63.6 million, or 9.8%.  Average NOW accounts remained relatively steady at $450.6 million at June 30, 2008, as compared to $447.9 million for the same period in 2007.

Total average borrowings, including trust preferred debentures, increased $201.6 million, or 28.8%, for the three months ended June 30, 2008 compared with the same period in 2007.  Average short-term borrowings increased by $7.3 million, or 2.9%, from $250.1 million for the three months ended June 30, 2007 to $257.4 million for the three months ended June 30, 2008.  Interest expense from short-term borrowings decreased $1.6 million, or 53.3%.  The rate paid on short-term borrowings decreased from 4.68% for the three months ended June 30, 2007 to 2.13% for the same period in 2008.  Average long-term debt increased $194.3 million, or 51.9%, for the three months ended June 30, 2008, compared with the same period in 2007.  The rate paid on long-term debt decreased to 3.98% for the three months ended June 30, 2008, compared with 4.29% for the same period in 2007.  As a result of the increase in the average balance of long-term debt, interest paid on long-term debt increased $1.6 million, or 40.8%, for the three months ended June 30, 2008 as compared to the same period in 2007.

Total average borrowings, including trust preferred debentures, increased $129.2 million, or 17.9%, for the six months ended June 30, 2008 compared with the same period in 2007.  Average short-term borrowings increased by $22.8 million, or 8.8%, from $257.7 million for the six months ended June 30, 2007 to $280.5 million for the six months ended June 30, 2008.  Interest expense from short-term borrowings decreased $2.3 million, or 38.4%.  The rate paid on short-term borrowings decreased from 4.70% for the six months ended June 30, 2007 to 2.65% for the same period in 2008.  Average long-term debt increased $106.4 million, or 27.3%, for the six months ended June 30, 2008, compared with the same period in 2007.  The rate paid on long-term debt decreased to 4.02% for the six months ended June 30, 2008, compared with 4.38% for the same period in 2007.  As a result of the increase in the average balance of long-term debt, interest paid on long-term debt increased $1.4 million, or 17.1%, for the six months ended June 30, 2008 as compared to the same period in 2007.

The interest rate spread increased 44 bp for the three months ended June 30, 2008 as compared with the three months ended June 30, 2007.  The net interest margin increased by 31 bp to 3.94% for the three months ended June 30, 2008, compared with 3.63% for the same period in 2007.

The interest rate spread increased 35 bp for the six months ended June 30, 2008 as compared with the six months ended June 30, 2007.  The net interest margin increased by 26 bp to 3.89% for the six months ended June 30, 2008, compared with 3.63% for the same period in 2007.

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

Three months ended June 30,		2008			2007
(dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
ASSETS
Short-term interest bearing accounts	$7,100	$47	2.64%	$8,618	$108	5.04%
Securities available for sale (1)(excluding unrealized gains or losses)	1,101,362	14,110	5.15%	1,128,973	14,167	5.03%
Securities held to maturity (1)	157,822	2,233	5.69%	148,467	2,315	6.26%
Investment in FRB and FHLB Banks	41,274	692	6.74%	32,576	611	7.53%
Loans and leases (2)	3,561,632	57,434	6.49%	3,423,130	60,878	7.13%
Total interest earning assets	4,869,190	74,516	6.16%	4,741,764	78,079	6.60%
Other assets	372,496			356,885
Total assets	5,241,686			5,098,649

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	718,542	2,953	1.65%	658,394	5,647	3.44%
NOW deposit accounts	453,364	887	0.79%	454,468	860	0.76%
Savings deposits	472,039	504	0.43%	501,246	1,142	0.91%
Time deposits	1,552,449	14,368	3.72%	1,693,133	19,301	4.57%
Total interest bearing deposits	3,196,394	18,712	2.35%	3,307,241	26,950	3.27%
Short-term borrowings	257,376	1,362	2.13%	250,112	2,918	4.68%
Trust preferred debentures	75,422	1,146	6.11%	75,422	1,272	6.76%
Long-term debt	568,335	5,629	3.98%	374,042	3,997	4.29%
Total interest bearing liabilities	4,097,527	26,849	2.64%	4,006,817	35,137	3.52%
Demand deposits	668,299			627,172
Other liabilities	69,151			57,919
Stockholders' equity	406,709			406,741
Total liabilities and stockholders' equity	$5,241,686			$5,098,649
Net interest income		47,667			42,942
Interest rate spread			3.52%			3.08%
Net interest margin			3.94%			3.63%
Taxable equivalent adjustment		1,662			1,584
Net interest income		$46,005			$41,358

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

Six months ended June 30,		2008			2007
(dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
ASSETS
Short-term interest bearing accounts	$7,750	$125	3.25%	$8,934	$218	4.93%
Securities available for sale (1)(excluding unrealized gains or losses)	1,110,809	28,530	5.16%	1,126,209	28,223	5.05%
Securities held to maturity (1)	155,341	4,518	5.85%	144,683	4,488	6.26%
Investment in FRB and FHLB Banks	39,391	1,389	7.09%	33,684	1,241	7.43%
Loans and leases (2)	3,513,996	116,264	6.65%	3,410,928	120,879	7.15%
Total interest earning assets	4,827,288	150,826	6.28%	4,724,438	155,049	6.62%
Other assets	375,727			359,215
Total assets	5,203,015			5,083,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	714,252	7,132	2.01%	650,693	11,113	3.44%
NOW deposit accounts	450,608	1,882	0.84%	447,886	1,805	0.81%
Savings deposits	466,673	1,265	0.55%	496,670	2,262	0.92%
Time deposits	1,583,164	31,131	3.95%	1,681,119	37,754	4.53%
Total interest bearing deposits	3,214,696	41,410	2.59%	3,276,368	52,934	3.26%
Short-term borrowings	280,476	3,702	2.65%	257,687	6,010	4.70%
Trust preferred debentures	75,422	2,393	6.38%	75,422	2,540	6.79%
Long-term debt	496,604	9,931	4.02%	390,233	8,483	4.38%
Total interest bearing liabilities	4,067,198	57,436	2.84%	3,999,710	69,967	3.53%
Demand deposits	663,858			622,083
Other liabilities	67,022			54,732
Stockholders' equity	404,937			407,128
Total liabilities and stockholders' equity	$5,203,015			$5,083,653
Net interest income		93,390			85,082
Interest rate spread			3.44%			3.09%
Net interest margin			3.89%			3.63%
Taxable equivalent adjustment		3,320			3,095
Net interest income		$90,070			$81,987

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended June 30,
	Increase (Decrease)
	2008 over 2007
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(17)	$(44)	$(61)
Securities available for sale	(1,952)	1,895	(57)
Securities held to maturity	191	(273)	(82)
Investment in FRB and FHLB Banks	132	(51)	81
Loans and leases	2,770	(6,214)	(3,444)
Total interest income	1,124	(4,687)	(3,563)

Money market deposit accounts	575	(3,269)	(2,694)
NOW deposit accounts	(2)	29	27
Savings deposits	(63)	(575)	(638)
Time deposits	(1,524)	(3,409)	(4,933)
Short-term borrowings	88	(1,644)	(1,556)
Trust preferred debentures	-	(126)	(126)
Long-term debt	1,889	(257)	1,632
Total interest expense	963	(9,251)	(8,288)

Change in FTE net interest income	$161	$4,564	$4,725

Six months ended June 30,
	Increase (Decrease)
	2008 over 2007
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(26)	$(67)	$(93)
Securities available for sale	(501)	808	307
Securities held to maturity	255	(225)	30
Investment in FRB and FHLB Banks	202	(54)	148
Loans and leases	3,598	(8,213)	(4,615)
Total interest income	3,528	(7,751)	(4,223)

Money market deposit accounts	1,218	(5,199)	(3,981)
NOW deposit accounts	12	65	77
Savings deposits	(129)	(868)	(997)
Time deposits	(2,085)	(4,538)	(6,623)
Short-term borrowings	588	(2,896)	(2,308)
Trust preferred debentures	-	(146)	(146)
Long-term debt	2,077	(630)	1,447
Total interest expense	1,681	(14,212)	(12,531)

Change in FTE net interest income	$1,847	$6,461	$8,308

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
(in thousands)
Service charges on deposit accounts	$6,938	$4,936	$13,463	$9,405
Broker/dealer and insurance revenue	1,366	1,093	2,473	2,176
Trust	2,099	1,792	3,873	3,229
Net securities gains	18	21	33	16
Bank owned life insurance	480	450	932	884
ATM fees	2,225	2,041	4,322	3,937
Retirement plan administration fees	1,671	1,601	3,379	3,193
Other	1,622	2,058	4,039	3,842
Total noninterest income	$16,419	$13,992	$32,514	$26,682

Noninterest income for the three months ended June 30, 2008 was $16.4 million, up $2.4 million or 17.3% from $14.0 million for the same period in 2007.  The increase in noninterest income was due primarily to an increase in fees from service charges on deposit accounts and ATM and debit cards, which collectively increased $2.2 million as the Company continued to focus on enhancing fee income through various initiatives.  In addition, trust administration income increased $0.3 million for the three month period ended June 30, 2008, compared with the same period in 2007.  This increase stems primarily from an increase in customer accounts resulting from successful business development.  Broker/dealer and insurance revenue increased approximately $0.3 million for the three month period ended June 30, 2008 as the Company expanded our sales force and increased the number of accounts being serviced.  Other noninterest income decreased $0.4 million for the three month period ended June 30, 2008, compared with the same period in 2007.  This decrease was due in large part to a decrease in prepayment penalty fees collected as well as a decrease in income earned on official checks during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Noninterest income for the six months ended June 30, 2008 was $32.5 million, up $5.8 million or 21.9% from $26.7 million for the same period in 2007.  The increase in noninterest income was due primarily to an increase in fees from service charges on deposit accounts and ATM and debit cards, which collectively increased $4.4 million as the Company focused on enhancing fee income through various initiatives.  In addition, trust administration income increased $0.6 million for the six month period ended June 30, 2008, compared with the same period in 2007.  This increase stems primarily from an increase in customer accounts resulting from successful business development.  Broker/dealer and insurance revenue increased approximately $0.3 million for the six month period ended June 30, 2008 as the Company expanded our sales force and increased the number of accounts being serviced.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
(in thousands)
Salaries and employee benefits	$16,906	$13,022	$33,676	$28,986
Occupancy	3,427	2,585	7,037	5,754
Equipment	1,862	1,837	3,687	3,770
Data processing and communications	3,115	2,845	6,285	5,722
Professional fees and outside services	2,521	1,926	5,620	3,584
Office supplies and postage	1,331	1,334	2,670	2,630
Amortization of intangible assets	378	410	769	819
Loan collection and other real estate owned	730	228	1,297	605
Other	5,153	3,827	8,416	7,016
Total noninterest expense	$35,423	$28,014	$69,457	$58,886

Noninterest expense for the three months ended June 30, 2008 was $35.4 million, up from $28.0 million for the same period in 2007. Occupancy, equipment and data processing and communications charges were $8.4 million for the three months ended June 30, 2008, up $1.1 million, or 15.6%, from $7.3 million for the three months ended June 30, 2007.  This increase was due primarily to an increase in expenses related to branch openings.  Salaries and employee benefits increased $3.9 million, or 29.8%, for the three months ended June 30, 2008 compared with the same period in 2007.  This increase was due primarily to increases in full time employees during 2008 and reduced levels of incentive compensation in 2007.  Professional fees and outside services increased $0.6 million for the three month period ended June 30, 2008, compared with the same period in 2007, due primarily to fees and costs related to the aforementioned noninterest income initiatives.  Other operating expenses were $5.2 million for the three months ended June 30, 2008, up $1.4 million or 34.6%, from $3.8 million for the three months ended June 30, 2008.  This increase was primarily due to increases in advertising expenses, FDIC insurance premiums, contributions, and travel-related expenses.

Noninterest expense for the six months ended June 30, 2008 was $69.5 million, up from $58.9 million for the same period in 2007. Occupancy, equipment and data processing and communications charges were $17.0 million for the six months ended June 30, 2008, up $1.8 million, or 11.6%, from $15.2 million for the six months ended June 30, 2007.  This increase was due primarily to an increase in expenses related to branch openings.  Salaries and employee benefits increased $4.7 million, or 16.2%, for the six months ended June 30, 2008 compared with the same period in 2007.  This increase was due primarily to increases in full time employees during 2008 and reduced levels of incentive compensation in 2007.  Professional fees and outside services increased $2.0 million for the six month period ended June 30, 2008, compared with the same period in 2007, due primarily to fees and costs related to the aforementioned noninterest income initiatives.  Other operating expenses were $8.4 million for the six months ended June 30, 2008, up $1.4 million or 20.0%, from $7.0 million for the six months ended June 30, 2008.  This increase was primarily due to increases in advertising expenses, Federal Deposit Insurance Corporation (“FDIC”) premiums, contributions, and travel-related expenses.

Income Taxes

Income tax expense for the three month period ended June 30, 2008 was $6.5 million, up from $5.5 million for the same period in 2007.  The effective rates were 30.9% and 31.3% for the three month periods ended June 30, 2008 and 2007, respectively.

Income tax expense for the six month period ended June 30, 2008 was $12.5 million, up from $11.7 million for the same period in 2007.  The effective rates were 30.5% and 30.9% for the six month periods ended June 30, 2008 and 2007, respectively.

ANALYSIS OF FINANCIAL CONDITION

Securities

The Company classifies its securities at date of purchase as available for sale, held to maturity or trading.  Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity.  Held to maturity securities are recorded at amortized cost.  Available for sale securities are recorded at fair value.  Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders’ equity as a component of accumulated other comprehensive income or loss.  Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income.  Transfers of securities between categories are recorded at fair value at the date of transfer.  A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security.  Securities with an other-than-temporary impairment are generally placed on nonaccrual status.

Average total earning securities decreased $18.3 million, or 1.4%, for the three months ended June 30, 2008 when compared to the same period in 2007.  The average balance of securities available for sale decreased $27.6 million, or 2.4%, for the three months ended June 30, 2008 when compared to the same period in 2007.  The average balance of securities held to maturity increased $9.4 million, or 6.3%, for the three months ended June 30, 2008, compared to the same period in 2007. The average total securities portfolio represents 25.9% of total average earning assets for the three months ended June 30, 2008, down from 26.9% for the same period in 2007.

Average total earning securities decreased $4.7 million, or 0.4%, for the six months ended June 30, 2008 when compared to the same period in 2007.  The average balance of securities available for sale decreased $15.4 million, or 1.4%, for the six months ended June 30, 2008 when compared to the same period in 2007.  The average balance of securities held to maturity increased $10.7 million, or 7.4%, for the six months ended June 30, 2008, compared to the same period in 2007. The average total securities portfolio represents 26.2% of total average earning assets for the six months ended June 30, 2008, down from 26.9% for the same period in 2007.

The following details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	At June 30,
	2008	2007
Mortgage-backed securities:
With maturities 15 years or less	23%	24%
With maturities greater than 15 years	6%	3%
Collateral mortgage obligations (“CMO’s”)	28%	20%
Municipal securities	21%	19%
US agency notes	18%	30%
Other	4%	4%
Total	100%	100%

The increase in collateral mortgage obligations and the decrease in US Agency notes from June 30, 2007 to June 30, 2008 was due primarily to calls of agency securities that were reinvested in Government National Mortgage Association (“GNMA”) securities.

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Residential real estate mortgages	$730,286	$719,182	$726,256
Commercial	624,528	621,820	626,198
Commercial real estate mortgages	597,047	593,077	592,676
Real estate construction and development	89,662	81,350	78,859
Agricultural and agricultural real estate mortgages	111,278	116,190	120,476
Consumer	764,113	655,375	628,264
Home equity	596,701	582,731	572,779
Lease financing	89,280	86,126	86,792
Total loans and leases	$3,602,895	$3,455,851	$3,432,300

Total loans and leases were $3.6 billion, or 67.9% of assets, at June 30, 2008, $3.5 billion, or 66.4% of assets at December 31, 2007, and $3.4 billion, or 67.0%, at June 30, 2007. Total loans and leases increased by $147.0 million or 4.3% from December 31, 2007, and $170.6 million or 5.0% from June 30, 2007.  These increases were due primarily to increases in consumer loans, most notably indirect installment loans, as a result of the addition and strengthening of dealer relationships.  Consumer loans increased $108.7 million from December 31, 2007 and $135.8 million from June 30, 2007.

Allowance for Loan and Lease Losses, Provision for Loan and Lease Losses, and Nonperforming Assets

The allowance for loan and lease losses is maintained at a level estimated by management to provide adequately for risk of probable losses inherent in the current loan and lease portfolio.  The adequacy of the allowance for loan and lease losses is continuously monitored using a methodology designed to ensure the level of the allowance reasonably reflects the loan portfolio’s risk profile. It is evaluated to ensure that it is sufficient to absorb all reasonably estimable credit losses inherent in the current loan and lease portfolio.

Management considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the degree of judgment exercised in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the consolidated results of operations.

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio.  For individually analyzed loans, these factors include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date.  For homogeneous pools of loans and leases, estimates of the Company’s exposure to credit loss reflect a thorough current assessment of a number of factors, which could affect collectibility. These factors include: past loss experience; the size, trend, composition, and nature of the loans and leases; changes in lending policies and procedures, including underwriting  standards and collection, charge-off and recovery practices;  trends experienced in nonperforming and delinquent loans and leases; current economic conditions in the Company’s market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff.  In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan and lease losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination, which may not be currently available to management.

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan and lease losses to outstanding loans and leases at June 30, 2008 was 1.51% compared with 1.57% at December 31, 2007, and 1.66% at June 30, 2007.  This decrease at June 30, 2008 as compared with December 31, 2007 and June 30, 207 was driven by charge-offs on loans with specific allocations.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

Table 4 reflects changes to the allowance for loan and lease losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the ability to collect loan principal within a reasonable time becomes unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan and lease losses.

Table 4
Allowance For Loan and Lease Losses
	Three months ended June 30,
(dollars in thousands)	2008		2007
Balance, beginning of period	$56,500		$50,554
Recoveries	983		1,161
Chargeoffs	(8,776)		(4,427)
Net chargeoffs	(7,793)		(3,266)
Provision for loan losses	5,803		9,770
Balance, end of period	$54,510		$57,058
Composition of Net Chargeoffs
Commercial and agricultural	$(6,000)	77%	$(1,910)	58%
Real estate mortgage	(82)	1%	(180)	6%
Consumer	(1,711)	22%	(1,176)	36%
Net chargeoffs	$(7,793)	100%	$(3,266)	100%
Annualized net chargeoffs to average loans and leases	0.88%		0.32%

Allowance For Loan and Lease Losses
	Six months ended June 30,
(dollars in thousands)	2008		2007
Balance, beginning of period	$54,183		$50,587
Recoveries	2,060		2,605
Chargeoffs	(14,014)		(8,000)
Net chargeoffs	(11,954)		(5,395)
Provision for loan losses	12,281		11,866
Balance, end of period	$54,510		$57,058
Composition of Net Chargeoffs
Commercial and agricultural	$(8,451)	71%	$(2,611)	48%
Real estate mortgage	(200)	2%	(487)	9%
Consumer	(3,303)	27%	(2,297)	43%
Net chargeoffs	$(11,954)	100%	$(5,395)	100%
Annualized net chargeoffs to average loans and leases	0.68%		0.32%

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

Table 5
Nonperforming Assets
	June 30,	December 31,	June 30,
(Dollars in thousands)	2008	2007	2007
Nonaccrual loans
Commercial and agricultural loans and real estate	$15,837	$20,491	$29,284
Real estate mortgages	1,955	1,372	2,114
Consumer	3,027	2,934	2,332
Troubled debt restructured loans	1,220	4,900	-
Total nonaccrual loans	22,039	29,697	33,730
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	250	51	160
Real estate mortgages	44	295	-
Consumer	423	536	529
Total loans 90 days or more past due and still accruing	717	882	689
Total nonperforming loans	22,756	30,579	34,419
Other real estate owned (OREO)	1,140	560	981
Total nonperforming assets	23,896	31,139	35,400
Total nonperforming loans to total loans and leases	0.63%	0.88%	1.00%
Total nonperforming assets to total assets	0.45%	0.60%	0.69%
Total allowance for loan and lease losses to nonperforming loans	239.54%	177.19%	165.77%

Total nonperforming assets were $23.9 million at June 30, 2008, $31.1 million at December 31, 2007, and $35.4 million at June 30, 2007.  Nonaccrual loans were $22.0 million at June 30, 2008, as compared to $29.7 million at December 31, 2007 and $33.7 million at June 30, 2007.  The decrease in nonperforming loans at June 30, 2008 was primarily the result of $7.8 million in net charge-offs during the second quarter.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $63.0 million in potential problem loans at June 30, 2008 as compared to $73.3 million at December 31, 2007 and $72.3 million at June 30, 2007.  Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.”  At June 30, 2008, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

Net chargeoffs totaled $7.8 million for the three months ended June 30, 2008, up $4.5 million from the $3.3 million charged off during the same period in 2007.  The increase in net charge-offs for the three months ended June 30, 2008 was due primarily to a charge-off related to one large commercial loan, which had been previously identified and reserved for in 2007.  The provision for loan and lease losses totaled $5.8 million for the three months ended June 30, 2008, compared with the $9.8 million provided during the same period in 2007 due primarily to improvement in nonperforming and classified loans.

Net chargeoffs totaled $12.0 million for the six months ended June 30, 2008, up $6.6 million from the $5.4 million charged off during the same period in 2007.  The increase in net charge-offs for the six months ended June 30, 2008 was due primarily to additional charge-offs in the first and second quarters of 2008 related to one large commercial loan, which had been previously identified and reserved for in 2007.  The provision for loan and lease losses totaled $12.3 million for the six months ended June 30, 2008, compared with the $11.9 million provided during the same period in 2007.

Deposits

Total deposits were $3.9 billion at June 30, 2008, up $67.0 million, or 1.7%, from year-end 2007, and down $20.1 million, or 0.5%, from the same period in the prior year.  The increase in deposits compared with December 31, 2007, was driven primarily by increases in demand deposit and money market accounts.

Total average deposits for the three months ended June 30, 2008 decreased $69.7 million, or 1.8%, from the same period in 2007. The Company experienced an increase in average money market accounts of $60.1 million, or 9.1%, for the three months ended June 30, 2008 compared to the same period in 2007.  This increase in average money market accounts was primarily due to a shift from savings accounts and time deposit accounts to money market accounts.  Average NOW accounts remained relatively steady at $453.4 million for the three months ended June 30, 2008, as compared to $454.5 million for the same period in 2007.  Average savings accounts decreased $29.2 million, or 5.8%, for the three month period ending June 30, 2008 as compared to the same period in 2007.  Average time deposits decreased $140.7 million, or 8.3%, for the three months ended June 30, 2008 from the same period in 2007.  Average demand deposit accounts increased $41.1 million, or 6.6%, for the three months ended June 30, 2008 as compared to the same period in 2007.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets during 2008.

Total average deposits for the six months ended June 30, 2008 decreased $19.9 million, or 0.5%, from the same period in 2007. The Company experienced an increase in average money market accounts of $63.6 million, or 9.8%, for the six months ended June 30, 2008 compared to the same period in 2007.  This increase in average money market accounts was primarily due to a shift from savings accounts and time deposit accounts to money market accounts.  Average NOW accounts remained relatively steady at $450.6 million at June 30, 2008, as compared to $447.9 million for the same period in 2007.  Average savings accounts decreased $30.0 million, or 6.0%, for the six month period ending June 30, 2008 as compared to the same period in 2007.  Average time deposits decreased $98.0 million, or 5.8%, for the six months ended June 30, 2008 from the same period in 2007.  Average demand deposit accounts increased $41.8 million, or 6.7%, for the six months ended June 30, 2008 as compared to the same period in 2007.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets during 2008.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $205.6 million at June 30, 2008 compared to $368.5 million and $290.4 million at December 31, and June 30, 2007, respectively.  Long-term debt was $619.7 million at June 30, 2008, and was $424.9 and $352.2 million at December 31, and June 30, 2007, respectively.  For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” on page 36 of this report.

Capital Resources

Stockholders' equity of $403.9 million represents 7.6% of total assets at June 30, 2008, compared with $397.3 million, or 7.6% as of December 31, 2007, and $390.9 million, or 7.6% at June 30, 2007.  Under previously disclosed stock repurchase plans, the Company purchased 272,840 shares of its common stock during the six month period ended June 30, 2008, for a total of $5.9 million at an average price of $21.77 per share.  At June 30, 2008, there were 1,203,040 shares available for repurchase under previously announced plans.

In September 2006, the FASB ratified a consensus reached by the EITF on Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," which clarifies the  accounting  for  the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements.  The EITF concluded that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for the actuarial present value of the future death benefit as of the employee’s expected retirement date.  The consensus became effective for fiscal years beginning after December 15, 2007.  As a result the Company recorded a liability and a cumulative-effect adjustment to retained earnings of approximately $1.5 million in the first quarter of 2008.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay out ratio.

As the capital ratios in Table 6 indicate, the Company remains “well capitalized.”  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Table 6

	June 30,	December 31,
Capital Measurements	2008	2007
Tier 1 leverage ratio	7.23%	7.14%
Tier 1 capital ratio	9.67%	9.85%
Total risk-based capital ratio	10.92%	11.10%
Cash dividends as a percentage of net income	45.28%	52.11%
Per common share:
Book value	$12.56	$12.29
Tangible book value	$9.05	$8.78

The accompanying Table 7 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.64 at June 30, 2008 and 1.92 in the comparable period of the prior year. The Company's price was 12.7 times trailing twelve months earnings at June 30, 2008, compared to 14.1 times for the same period last year.

Table 7
Quarterly Common Stock and Dividend Information
				Cash Dividends
Quarter Endings	High	Low	Close	Declared
2007
March 31	$25.81	$21.73	$23.43	$0.190
June 30	23.45	21.80	22.56	0.200
September 30	23.80	17.10	21.74	0.200
December 31	25.00	20.58	22.82	0.200
2008
March 31	$23.65	$17.95	$22.20	$0.200
June 30	$25.00	$20.33	$20.61	$0.200

On July 28, 2008, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.20 per share.  The cash dividend will be paid on September 15, 2008 to stockholders of record as of September 1, 2008.

Liquidity and Interest Rate Sensitivity Management

Market Risk

Interest rate risk is among the most significant market risk affecting the Company.  Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.  Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Company’s net interest income.  Net interest income is susceptible to interest rate risk to the degree that interest bearing liabilities mature or reprice on a different basis than earning assets.  When interest bearing liabilities mature or reprice more quickly than earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.  Similarly, when earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could result in a decrease in net interest income.

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

Net interest income for the next 12 months in the + 200/- 200 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2008 balance sheet position:

Table 8
Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(3.39%)
-200	(0.27%)

The Company has taken several measures to mitigate exposure to an upward rate scenario.  The Company has extended short term wholesale borrowings (three months or less) into longer term borrowings with maturities of three, four and five years along with purchasing monthly floating rate investments.  In addition, the Company will continue to focus on growing noninterest bearing demand deposits and prudently managing deposit costs.  Lastly, the Company originates 15-year, 20-year and 30-year residential real estate mortgages with the intent to sell.

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At June 30, 2008, the Company’s Basic Surplus measurement was 5.2% of total assets or $276 million as compared to the December 31, 2007 Basic Surplus of 7.3%, but was above the Company’s minimum of 5% or $265 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position.  At June 30, 2008, the Company Basic Surplus declined compared to the December 31, 2007 Basic Surplus of 7.3%.

The Company’s primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company’s subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At June 30, 2008, approximately $36.3 million of the total stockholders’ equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

The  Company's  management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as  of  June 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

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

Item 1A – Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The Company made no purchases of its equity securities during the quarter ended June 30, 2008.  Under a previously disclosed stock repurchase plan authorized on July 23, 2007 in the amount of 1,000,000 shares, the Company purchased 272,840 shares of its common stock during the six month period ended June 30, 2008, for a total of $5.9 million at an average price of $21.77 per share.  At June 30, 2008, there were 1,203,040 shares available for repurchase under previously announced plans.  There were 203,040 shares available for repurchase under the stock repurchase plan authorized on July 23, 2007, in the amount of 1,000,000 shares.  This plan expires on December 31, 2008.  There were 1,000,000 shares available for repurchase under the stock repurchase plan authorized on January 28, 2008, in the amount of 1,000,000 shares.  This plan expires on December 31, 2009.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 11th day of August 2008.

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