Form 10-Q
period 2008-09-30
NBT BANCORP INC
filed 2008-11-10
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.
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
Yes   ☐   No   ☒

As of October 31, 2008, there were 32,534,341 shares outstanding of the Registrant's common stock, $0.01 par value.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended September 30, 2008

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share data)	September 30, 2008	December 31, 2007	September 30, 2007

Assets
Cash and due from banks	$141,167	$155,495	$139,453
Short-term interest bearing accounts	2,426	7,451	9,028
Securities available for sale, at fair value	1,101,103	1,132,230	1,137,890
Securities held to maturity (fair value $144,303, $149,519, and $143,483)	149,952	149,111	143,447
Federal Reserve and Federal Home Loan Bank stock	39,122	38,102	33,218
Loans and leases	3,607,321	3,455,851	3,422,217
Less allowance for loan and lease losses	55,803	54,183	54,808
Net loans and leases	3,551,518	3,401,668	3,367,409
Premises and equipment, net	65,201	64,042	64,406
Goodwill	113,514	103,398	103,400
Intangible assets, net	24,242	10,173	10,585
Bank owned life insurance	45,037	43,614	43,134
Other assets	101,876	96,492	99,102
Total assets	$5,335,158	$5,201,776	$5,151,072

Liabilities
Demand (noninterest bearing)	$703,406	$666,698	$671,729
Savings, NOW, and money market	1,874,608	1,614,289	1,595,622
Time	1,412,780	1,591,106	1,682,714
Total deposits	3,990,794	3,872,093	3,950,065
Short-term borrowings	150,477	368,467	305,865
Long-term debt	633,462	424,887	377,119
Trust preferred debentures	75,422	75,422	75,422
Other liabilities	63,875	63,607	56,955
Total liabilities	4,914,030	4,804,476	4,765,426

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2008, December 31, 2007 and September 30, 2007	-	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at September 30, 2008, December 31, 2007 and September 30, 2007; issued 36,459,366, 36,459,421, and 36,459,445 at September 30, 2008, December 31, 2007, and September 30, 2007, respectively	365	365	365
Additional paid-in-capital	275,296	273,275	272,382
Retained earnings	237,153	215,031	212,771
Accumulated other comprehensive loss	(8,052)	(3,575)	(9,812)
Common stock in treasury, at cost, 3,928,316, 4,133,328, and 4,238,954 shares at September 30, 2008, December 31, 2007, and September 30, 2007, respectively	(83,634)	(87,796)	(90,060)
Total stockholders’ equity	421,128	397,300	385,646
Total liabilities and stockholders’ equity	$5,335,158	$5,201,776	$5,151,072

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Income (unaudited)	2008	2007	2008	2007
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$58,154	$61,183	$173,991	$181,680
Securities available for sale	13,451	13,847	40,614	40,876
Securities held to maturity	1,343	1,471	4,335	4,440
Other	673	680	2,187	2,139
Total interest, fee, and dividend income	73,621	77,181	221,127	229,135
Interest expense
Deposits	18,351	27,062	59,761	79,996
Short-term borrowings	763	3,885	4,465	9,895
Long-term debt	6,310	3,770	16,241	12,253
Trust preferred debentures	1,154	1,277	3,547	3,817
Total interest expense	26,578	35,994	84,014	105,961
Net interest income	47,043	41,187	137,113	123,174
Provision for loan and lease losses	7,179	4,788	19,460	16,654
Net interest income after provision for loan and lease losses	39,864	36,399	117,653	106,520
Noninterest income
Service charges on deposit accounts	7,414	6,195	20,877	15,600
Broker/ dealer and insurance revenue	2,338	1,027	4,811	3,203
Trust	1,720	1,701	5,593	4,930
Net securities gains	1,510	1,484	1,543	1,500
Bank owned life insurance	491	467	1,423	1,351
ATM fees	2,334	2,159	6,656	6,096
Retirement plan administration fees	1,461	1,586	4,840	4,779
Other	1,694	1,908	5,733	5,750
Total noninterest income	18,962	16,527	51,476	43,209
Noninterest expense
Salaries and employee benefits	16,850	15,876	50,526	44,862
Occupancy	3,359	2,928	10,396	8,682
Equipment	1,908	1,797	5,595	5,567
Data processing and communications	3,155	2,779	9,440	8,501
Professional fees and outside services	2,205	2,256	7,825	5,840
Office supplies and postage	1,322	1,354	3,992	3,984
Amortization of intangible assets	462	413	1,231	1,232
Loan collection and other real estate owned	505	431	1,802	1,036
Impairment on lease residual assets	2,000	-	2,000	-
Other	5,292	3,393	13,708	10,409
Total noninterest expense	37,058	31,227	106,515	90,113
Income before income tax expense	21,768	21,699	62,614	59,616
Income tax expense	6,685	6,552	19,158	18,273
Net income	$15,083	$15,147	$43,456	$41,343
Earnings per share
Basic	$0.47	$0.46	$1.36	$1.23
Diluted	$0.46	$0.46	$1.34	$1.22

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)

	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock In Treasury	Total
(in thousands, except share and per share data)

Balance at December 31, 2006	$365	$271,528	$191,770	$(14,014)	$(45,832)	$403,817
Net income			41,343			41,343
Cash dividends - $0.59 per share			(19,782)			(19,782)
Purchase of 2,261,267 treasury shares					(48,957)	(48,957)
Net issuance of 155,923 shares to employee benefit plans and other stock plans, including tax benefit		146	(560)		3,262	2,848
Stock-based compensation		2,175				2,175
Issuance of 69,939 shares of restricted stock awards		(1,467)			1,467	-
Other comprehensive income				4,202		4,202
Balance at September 30, 2007	$365	$272,382	$212,771	$(9,812)	$(90,060)	$385,646

Balance at December 31, 2007	$365	$273,275	$215,031	$(3,575)	$(87,796)	$397,300
Cumulative effect adjustment to record liability for split-dollar life insurance policies			(1,518)			(1,518)
Net income			43,456			43,456
Cash dividends - $0.60 per share			(19,314)			(19,314)
Purchase of 272,840 treasury shares					(5,939)	(5,939)
Net issuance of 451,254 shares to employee benefit plans and other stock plans, including tax benefit		942	(502)		9,535	9,975
Stock-based compensation		1,645				1,645
Issuance of 26,598 shares of restricted stock awards		(566)			566	-
Other comprehensive loss				(4,477)		(4,477)
Balance at September 30, 2008	$365	$275,296	$237,153	$(8,052)	$(83,634)	$421,128

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Nine Months Ended September 30,
Consolidated Statements of Cash Flows (unaudited)	2008	2007
(In thousands, except per share data)
Operating activities
Net income	$43,456	$41,343
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	19,460	16,654
Depreciation and amortization of premises and equipment	3,886	3,990
Net accretion on securities	317	63
Amortization of intangible assets	1,231	1,232
Stock based compensation	1,645	2,175
Bank owned life insurance income	(1,423)	(1,351)
Proceeds from sales of loans held for sale	20,992	20,344
Originations and purchases of loans held for sale	(20,608)	(21,175)
Net gains on sales of loans held for sale	(125)	(116)
Net security gains	(1,543)	(1,500)
Net gain on sales of other real estate owned	(214)	(320)
Impairment on lease residual assets	2,000	-
Net increase in other assets	(2,380)	(8,268)
Net increase in other liabilities	(1,240)	5,168
Net cash provided by operating activities	65,454	58,239
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	312,286	145,913
Proceeds from sales	1,140	10,553
Purchases	(288,104)	(188,444)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	64,117	59,536
Purchases	(65,046)	(66,784)
Net increase in loans	(172,374)	(22,136)
Net (increase) decrease in Federal Reserve and FHLB stock	(1,020)	5,594
Net cash used in Mang Insurance Agency, LLC acquisition	(25,873)	-
Purchases of premises and equipment	(4,665)	(1,414)
Proceeds from sales of other real estate owned	724	847
Net cash used in investing activities	(178,815)	(56,335)
Financing activities
Net increase in deposits	118,701	153,827
Net decrease in short-term borrowings	(217,990)	(39,543)
Proceeds from issuance of long-term debt	340,021	125,102
Repayments of long-term debt	(131,446)	(165,711)
Excess tax benefit from exercise of stock options	800	416
Proceeds from the issuance of shares to employee benefit plans and other stock plans	9,175	2,432
Purchase of treasury stock	(5,939)	(48,957)
Cash dividends and payment for fractional shares	(19,314)	(19,782)
Net cash provided by financing activities	94,008	7,784
Net (decrease) increase in cash and cash equivalents	(19,353)	9,688
Cash and cash equivalents at beginning of period	162,946	138,793
Cash and cash equivalents at end of period	$143,593	$148,481

See accompanying notes to unaided interim consolidated financial statements

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$87,534	$102,152
Income taxes paid	11,463	12,662
Noncash investing activities:
Loans transferred to OREO	$805	$1,087
Acquistions:
Fair value of assets acquired	$28,875	$-
Fair value of liabilities assumed	3,002	-

See accompanying notes to unaided interim consolidated financial statements

	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Comprehensive Income (unaudited)	2008	2007	2008	2007
(In thousands)
Net income	$15,083	$15,147	$43,456	$41,343
Other comprehensive income, net of tax
Unrealized net holding gains (losses) arising during the period (pre-tax amounts of $802, $16,285, ($5,576), and $8,172)	480	9,830	(3,711)	4,889
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of ($1,510), ($1,484), ($1,543), and ($1,500))	(908)	(892)	(928)	(902)
Amortization of prior service cost and actuarial gains (pre-tax amounts of $90, $119, $270, and $358)	54	72	162	215
Total other comprehensive (loss) income	(374)	9,010	(4,477)	4,202
Comprehensive income	$14,709	$24,157	$38,979	$45,545

See accompanying notes to unaudited interim consolidated financial statements

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

Note 1.	Description of Business

NBT Bancorp Inc. (the “Registrant”) is a registered financial holding company incorporated in the State of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Registrant is the parent holding company of NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc., Hathaway Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II.  Through these subsidiaries, the Registrant operates as one segment focused on community banking operations.  The Registrant’s primary business consists of providing commercial banking and financial services to its customers in its market area. The principal assets of the Registrant are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from its subsidiaries.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York and northeastern Pennsylvania market area.

Note 2.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries, NBT Bank, N.A., NBT Financial Services, Inc., NBT Holdings, Inc. and Hathaway Agency, Inc.  Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.”  All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Note 3.	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards (“SFAS”) No. 141 Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141: that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  The impact that SFAS No. 141(R) is expected to have on our financial condition or results of operations is indeterminable as it is prospective in nature.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  SFAS No. 160 also amends SFAS No. 128, Earnings per Share, so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 is not expected to have a material impact on our financial condition or results of operations.

In February 2008, the FASB issued FASB Staff Position FAS 140-3, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“FSP FAS 140-3”). FSP FAS 140-3 was issued to provide guidance on accounting for a transfer of a financial asset and repurchase financing. FSP FAS 140-3 presumes that an initial transfer of a financial asset and repurchase financing are considered part of the same arrangement (“linked transaction”) under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. However, if certain criteria are met, the initial transfer and repurchase financing should not be evaluated as a linked transaction and should be evaluated separately under SFAS No. 140. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Earlier application is not permitted. FSP FAS 140-3 should be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year for which FSP FAS 140-3 is effective.  The adoption will not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 is not expected to have a material impact on our financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  The hierarchy under SFAS 162 is as follows:  A) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (“AICPA”) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB; B) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position; C) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (“EITF”), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics); and D) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.  The Statement will be effective November 15, 2008.  SFAS No. 162 is not expected to have a material impact on our financial condition or results of operations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company is currently evaluating the impact the adoption of FSP EITF 03-6-1 will have on our financial statements.

Note 4.	Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan losses, other real estate owned (“OREO”), income taxes, pension expense, fair values of lease residual assets, and fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

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

OREO consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at September 30, 2008 and 2007, or December 31, 2007. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.

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

Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company also considers the Citigroup Liability Index and market interest rates in selecting an appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels.

One of the most significant risks associated with leasing operations is the recovery of the residual value of the leased vehicles at the termination of the lease. A lease receivable asset includes the estimated residual value of the leased vehicle at the termination of the lease.  Management is required to make various assumptions to estimate the fair value of the vehicle lease residual assets.  If it is determined that there has been a decline in the estimated fair value of the residual that is judged by management to be other-than-temporary, an impairment charge would be recognized.  Adjustments related to such other-than-temporary declines in estimated fair value are recorded with other noninterest expenses in the consolidated statements of income.

For securities that are not traded in active markets or are supported by little or no market activity, management is required to estimate the fair value of these instruments based on estimates consisting of both internal and external support.  See Note 9 for additional information regarding fair value measurements.

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its stand-by letters of credit.  The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products.  Management is required to make estimates related to the likelihood of these contingencies being exercised to determine their fair value.

Note 5.	Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Commitments to extend credit and unused lines of credit totaled $546.0 million at September 30, 2008, $546.8 million at December 31, 2007, and $573.3 at September 30, 2007.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $26.7 million at September 30, 2008, $27.5 million at December 31, 2007, and $26.4 million at September 30, 2007. As of September 30, 2008, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended September 30,	2008	2007
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	32,137	32,708
Net income available to common shareholders	15,083	15,147
Basic EPS	$0.47	$0.46
Diluted EPS:
Weighted average common shares outstanding	32,137	32,708
Dilutive effect of common stock options and restricted stock	316	213
Weighted average common shares and common share equivalents	32,453	32,921
Net income available to common shareholders	15,083	15,147
Diluted EPS	$0.46	$0.46

Nine months ended September 30,	2008	2007
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	32,060	33,521
Net income available to common shareholders	43,456	41,343
Basic EPS	$1.36	$1.23
Diluted EPS:
Weighted average common shares outstanding	32,060	33,521
Dilutive effect of common stock options and restricted stock	255	245
Weighted average common shares and common share equivalents	32,315	33,766
Net income available to common shareholders	43,456	41,343
Diluted EPS	$1.34	$1.22

There were 228,587 stock options for the quarter ended September 30, 2008 and 1,227,585 stock options for the quarter ended September 30, 2007 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 840,882 stock options for the nine months ended September 30, 2008 and 619,853 stock options for the nine months ended September 30, 2007 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at September 30, 2008.  Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The components of pension expense and postretirement expense are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
Components of net periodic benefit cost:	2008	2007	2008	2007
Service Cost	$573	$526	$6	$6
Interest Cost	804	740	60	54
Expected return on plan assets	(1,502)	(1,372)	-	-
Net amortization	96	134	(6)	(15)
Total (benefit) cost	$(29)	$28	$60	$45

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
Components of net periodic benefit cost:	2008	2007	2008	2007
Service Cost	$1,718	$1,579	$18	$18
Interest Cost	2,414	2,220	180	161
Expected return on plan assets	(4,507)	(4,118)	-	-
Net amortization	289	402	(19)	(44)
Total (benefit) cost	$(86)	$83	$179	$135

The Company is not required to make contributions to the plans in 2008.  The Company recorded approximately $0.3 million, net of tax, as amortization of pension amounts previously recognized in Accumulated Other Comprehensive Income or Loss during the nine months ended September 30, 2008.

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks and short term liquidity associated with certain investments held by the Company’s defined benefit pension plan (“the Plan”) which could impact the value of investments.  There has been a negative return on Plan assets through September 30, 2008 which could ultimately affect the funded status of the Plan.  The ultimate impact on the funded status will be determined based upon market conditions in effect when the annual valuation for the year ended December 31, 2008 is performed.

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

As of September 30, 2008, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

In accordance with FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company has delayed the application of SFAS No. 157 for nonfinancial assets, such as goodwill and real property held for sale, and nonfinancial liabilities until January 1, 2009.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  The FSP is effective October 10, 2008, and for prior periods for which financial statements have not been issued.  Adoption did not have a material impact on the Company’s financial position or results of operations.

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2008
Assets:
Securities Available for Sale	$6,422	$1,094,681	$-	$1,101,103
Total	$6,422	$1,094,681	$-	$1,101,103

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

SFAS No. 157 requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis.  In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan--an amendment of FASB Statements No. 5 and 15” (“SFAS No. 114”), the Company had collateral dependent impaired loans with a carrying value of approximately $6.4 million which had specific reserves included in the allowance for loan and lease losses of $1.3 million at September 30, 2008.  During the nine and three month periods ended September 30, 2008, the Company established specific reserves of approximately $2.1 million and $0.4 million, which were included in the provision for loan and lease losses for the respective periods.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

Simultaneously with the adoption of SFAS No. 157, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, effective January 1, 2008.  SFAS No. 159 gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings.  Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards.  As of September 30, 2008, the Company has not elected the fair value option for any eligible items.

Note 10.	Acquisition

On September 1, 2008, the Company completed the acquisition of Mang Insurance Agency, LLC (“Mang”), headquartered in Binghamton, New York.  As part of the acquisition, the Company acquired approximately $15.3 million of intangible assets and $10.5 million of goodwill, which has been allocated to NBT Holdings, Inc. for reporting purposes.  The results of operations are included in the consolidated financial statements from the date of acquisition, September 1, 2008.

NBT BANCORP INC. and Subsidiaries
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The purpose of this discussion and analysis is to provide the reader with a concise description of the financial condition and results of operations of NBT Bancorp Inc. (“the Registrant”) and its wholly owned subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc., Hathaway Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (collectively referred to herein as the “Company”). This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2007 Form 10-K for an understanding of the following discussion and analysis.

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

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the judgment in evaluating the level of the allowance required to cover credit losses inherent in the loan and lease portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan and lease losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance would need to be increased. For example, if historical loan and lease loss experience significantly worsened or if current economic conditions significantly deteriorated further, particularly in the Company’s primary market area, additional provisions for loan and lease losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s nonperforming loans and potential problem loans has a significant impact on the overall analysis of the adequacy of the allowance for loan and lease losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Company’s allowance for loan and lease policy would also require additional provisions for loan and lease losses.

Management of the Company considers the accounting policy relating to pension accounting to be a critical accounting policy. Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company also considers the Citigroup Pension Discount Curve, Moody’s AA and AAA corporate bond yields, and other market interest rates in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels.

Management of the Company considers the accounting policy relating to other-than-temporary impairment to be a critical accounting policy.  Management systematically evaluates certain assets for other-than-temporary declines in market value, primarily investment securities and lease residual assets.  Management considers historical values and current market conditions as a part of the assessment.  Assets for which declines in market value are deemed to be other-than-temporary are written down to current market value and the resultant changes are included in earnings as realized losses.

Recent Economic Developments

In the past year, declining housing values have resulted in deteriorating economic conditions across the U.S., resulting in significant writedowns in the values of mortgage-backed securities and derivative securities by financial institutions, government sponsored entities, and major commercial and investment banks. This has led to decreased confidence in financial markets among borrowers, lenders, and depositors as well as extreme volatility in the capital and credit markets and the failure of some entities in the financial sector. The Company is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.

In response to the financial crises affecting the banking system and financial markets, there have been several recent announcements of Federal programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of, the industry.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The Company did not originate or invest in sub-prime assets and, therefore, does not expect to participate in the sale of any of our assets into these programs.  EESA also immediately increases the FDIC deposit insurance limit from $100,000 to $250,000 through December 31, 2009.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts.  Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury will make $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock.  In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

Overview

The Company earned net income of $15.1 million ($0.46 diluted earnings per share) for the three months ended September 30, 2008, which was the same as net income of $15.1 million ($0.46 diluted earnings per share) for the three months ended September 30, 2007.  Net interest income increased approximately $5.9 million, or 14.2%, for the three months ended September 30, 2008 as compared to the same period in 2007.  The increase in net interest income was due primarily to a decrease in interest expense of approximately $9.4 million, or 26.2%.  In addition, noninterest income increased $2.4 million, or 14.7%, for the three months ended September 30, 2008 as compared to the third quarter of 2007.  The increases in net interest income and noninterest income were partially offset by a $5.8 million, or 18.7%, increase in noninterest expense for the three months ended September 30, 2008 as compared with the same period in 2007.  In addition, the provision for loan and lease losses was up $2.4 million for the three months ended September 30, 2008 as compared to the same period in 2007.

The Company earned net income of $43.5 million ($1.34 diluted earnings per share) for the nine months ended September 30, 2008 compared to net income of $41.3 million ($1.22 diluted earnings per share) for the nine months ended September 30, 2007. The increase in net income from 2007 to 2008 was primarily the result of an increase in net interest income of approximately $13.9 million, or 11.3%.  The increase in net interest income was due primarily to a decrease in interest expense of approximately $21.9 million, or 20.7%.  Also contributing to the increase in net income was an increase in noninterest income of approximately $8.3 million, or 19.1%.  The increases in net interest income and noninterest income were partially offset by a $16.4 million, or 18.2%, increase in noninterest expense for the nine months ended September 30, 2008 as compared with the same period in 2007.  In addition, the provision for loan and lease losses was up $2.8 million for the nine months ended September 30, 2008 as compared to the same period in 2007.

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

Table 1 - Performance Measures
2008	First Quarter	Second Quarter	Third Quarter	Nine Months Ended Sept 30, 2008
Return on average assets (ROAA)	1.07%	1.12%	1.13%	1.11%
Return on average equity (ROAE)	13.68%	14.49%	14.58%	14.26%
Net Interest Margin	3.84%	3.94%	3.94%	3.91%

2007
Return on average assets (ROAA)	1.13%	0.95%	1.17%	1.08%
Return on average equity (ROAE)	14.06%	11.90%	15.41%	13.77%
Net Interest Margin	3.63%	3.63%	3.56%	3.61%

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

FTE net interest income increased $5.9 million, or 13.8%, during the three months ended September 30, 2008, compared to the same period of 2007. The increase in FTE net interest income resulted primarily from a decrease in the rate paid on interest bearing liabilities of 98 bp, to 2.57% for the three months ended September 30, 2008 from 3.55% for the same period in 2007.  The interest rate spread increased 51 bp during the three months ended September 30, 2008 compared to the same period in 2007.  For the three months ended September 30, 2008, total FTE interest income decreased $3.5 million, or 4.5%.  The yield on earning assets for the period decreased 47 bp to 6.09% for the three months ended September 30, 2008 from 6.56% for the same period in 2007.  This decrease was partially offset by an increase in average interest earning assets of $148.8 million, or 3.1%, for the three months ended September 30, 2008 when compared to the same period in 2007, principally from growth in average loans and leases.

For the quarter ended September 30, 2008, total interest expense decreased $9.4 million, or 26.2%, primarily the result of the 275 bp decrease in the Federal Funds target rate since September 30, 2007, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest bearing liabilities increased $94.9 million, or 2.4%, for the three months ended September 30, 2008 when compared to the same period in 2007, principally from growth in long-term debt and money market deposit accounts.  Total average interest bearing deposits decreased $9.1 million, or 0.3%, for the three months ended September 30, 2008 when compared to the same period in 2007.  The rate paid on average interest bearing deposits decreased 105 bp from 3.29% for the three months ended September 30, 2007 to 2.24% for the same period in 2008.  For the three months ended September 30, 2008, the Company experienced a shift in its deposit mix from savings and time deposits to money market deposit accounts and NOW accounts. Average savings and time deposit accounts collectively decreased approximately $180.8 million, or 8.3%, when compared to the same period in 2007, while money market accounts and NOW accounts collectively increased approximately $171.6 million, or 15.6%.

Total average borrowings, including trust preferred debentures, increased $104.0 million, or 13.8%, for the three months ended September 30, 2008 compared with the same period in 2007.  Average short-term borrowings decreased by $167.6 million, or 52.0%, from $322.2 million for the three months ended September 30, 2007 to $154.6 million for the three months ended September 30, 2008.  Interest expense from short-term borrowings decreased $3.1 million, or 80.4%.  The rate paid on short-term borrowings decreased 282 bp from 4.78% for the three months ended September 30, 2007 to 1.96% for the same period in 2008.  Average long-term debt increased $271.7 million, or 76.7%, for the three months ended September 30, 2008, compared with the same period in 2007.  The rate paid on long-term debt decreased to 4.01% for the three months ended September 30, 2008, compared with 4.23% for the same period in 2007.  As a result of the increase in the average balance of long-term debt, interest paid on long-term debt increased $2.5 million, or 67.4%, for the three months ended September 30, 2008 as compared to the same period in 2007.

The interest rate spread increased 51 bp for the three months ended September 30, 2008 as compared with the three months ended September 30, 2007.  The net interest margin increased by 38 bp to 3.94% for the three months ended September 30, 2008, compared with 3.56% for the same period in 2007.

FTE net interest income increased $14.2 million, or 11.1%, during the nine months ended September 30, 2008, compared to the same period of 2007. The increase in FTE net interest income resulted primarily from a decrease in the yield on interest bearing liabilities of 79 bp to 2.75% for the nine months ended September 30, 2008 from 3.54% for the same period in 2007.  The interest rate spread increased 41 bp during the nine months ended September 30, 2008 compared to the same period in 2007.  For the nine months ended September 30, 2008, total FTE interest income decreased $7.8 million, or 3.3%.  The yield on earning assets for the period decreased 38 bp to 6.22% for the nine months ended September 30, 2008 from 6.60% for the same period in 2007.  This decrease was partially offset by an increase in average interest earning assets of $118.2 million, or 2.5% for the nine months ended September 30, 2008 when compared to the same period in 2007, principally from growth in average loans and leases.

For the nine months ended September 30, 2008, total interest expense decreased $21.9 million, or 20.7%, primarily the result of the 275 bp decrease in the Federal Funds target rate since September 30, 2007, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest bearing liabilities increased $76.7 million, or 1.9%, for the nine months ended September 30, 2008 when compared to the same period in 2007, principally from growth in long-term debt and money market deposit accounts.  Total average interest bearing deposits decreased $44.0 million, or 1.3%, for the nine months ended September 30, 2008 when compared to the same period in 2007.  The rate paid on average interest bearing deposits decreased 80 bp from 3.27% for the nine months ended September 30, 2007 to 2.47% for the same period in 2008.  For the nine months ended September 30, 2008, the Company experienced a shift in its deposit mix from savings and time deposits to money market deposit accounts and NOW accounts.  Average savings and time deposit accounts collectively decreased approximately $145.7 million, or 6.7%, when compared to the same period in 2007, while money market accounts and NOW accounts collectively increased approximately $101.7 million, or 9.2%.

Total average borrowings, including trust preferred debentures, increased $120.7 million, or 16.5%, for the nine months ended September 30, 2008 compared with the same period in 2007.  Average short-term borrowings decreased by $41.2 million, or 14.8%, from $279.4 million for the nine months ended September 30, 2007 to $238.2 million for the nine months ended September 30, 2008.  Interest expense from short-term borrowings decreased $5.4 million, or 54.9%.  The rate paid on short-term borrowings decreased from 4.73% for the nine months ended September 30, 2007 to 2.50% for the same period in 2008.  Average long-term debt increased $161.9 million, or 42.8%, for the nine months ended September 30, 2008, compared with the same period in 2007.  The rate paid on long-term debt decreased to 4.02% for the nine months ended September 30, 2008, compared with 4.33% for the same period in 2007.  As a result of the increase in the average balance of long-term debt, interest paid on long-term debt increased $4.0 million, or 32.5%, for the nine months ended September 30, 2008 as compared to the same period in 2007.

The interest rate spread increased 41 bp for the nine months ended September 30, 2008 as compared with the nine months ended September 30, 2007.  The net interest margin increased by 30 bp to 3.91% for the nine months ended September 30, 2008, compared with 3.61% for the same period in 2007.

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

Three months ended September 30,
		2008			2007
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$4,077	$20	1.95%	$7,714	$102	5.25%
Securities available for sale (1)(excluding unrealized gains or losses)	1,116,089	14,159	5.05%	1,142,009	14,458	5.02%
Securities held to maturity (1)	148,397	2,026	5.43%	144,713	2,216	6.08%
Investment in FRB and FHLB Banks	40,401	653	6.43%	33,637	579	6.83%
Loans and leases (2)	3,605,700	58,371	6.44%	3,437,798	61,405	7.09%
Total interest earning assets	4,914,664	75,229	6.09%	4,765,871	78,760	6.56%
Other assets	386,976			356,225
Total assets	5,301,640			5,122,096

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	779,954	3,593	1.83%	658,741	5,620	3.38%
NOW deposit accounts	491,673	1,060	0.86%	441,243	892	0.80%
Savings deposits	474,602	514	0.43%	488,010	1,077	0.88%
Time deposits	1,512,072	13,184	3.47%	1,679,446	19,473	4.60%
Total interest bearing deposits	3,258,301	18,351	2.24%	3,267,440	27,062	3.29%
Short-term borrowings	154,567	763	1.96%	322,245	3,885	4.78%
Trust preferred debentures	75,422	1,154	6.09%	75,422	1,277	6.72%
Long-term debt	625,733	6,310	4.01%	354,037	3,770	4.23%
Total interest bearing liabilities	4,114,023	26,578	2.57%	4,019,144	35,994	3.55%
Demand deposits	706,803			656,176
Other liabilities	69,355			56,913
Stockholders' equity	411,459			389,863
Total liabilities and stockholders' equity	$5,301,640			$5,122,096
Net interest income (FTE)		48,651			42,766
Interest rate spread			3.52%			3.01%
Net interest margin			3.94%			3.56%
Taxable equivalent adjustment		1,608			1,579
Net interest income		$47,043			$41,187

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

Nine months ended September 30,
		2008			2007
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$6,517	$145	2.98%	$8,523	$320	5.03%
Securities available for sale (1)(excluding unrealized gains or losses)	1,112,582	42,689	5.13%	1,131,533	42,682	5.04%
Securities held to maturity (1)	153,010	6,544	5.71%	144,693	6,704	6.19%
Investment in FRB and FHLB Banks	39,730	2,042	6.87%	33,668	1,820	7.23%
Loans and leases (2)	3,544,787	174,635	6.58%	3,419,983	182,283	7.13%
Total interest earning assets	4,856,626	226,055	6.22%	4,738,400	233,809	6.60%
Other assets	379,504			358,208
Total assets	5,236,130			5,096,608

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	736,313	10,724	1.95%	653,405	16,733	3.42%
NOW deposit accounts	464,396	2,943	0.85%	445,647	2,697	0.81%
Savings deposits	469,335	1,780	0.51%	493,752	3,340	0.90%
Time deposits	1,559,294	44,314	3.80%	1,680,555	57,226	4.55%
Total interest bearing deposits	3,229,338	59,761	2.47%	3,273,359	79,996	3.27%
Short-term borrowings	238,200	4,465	2.50%	279,443	9,895	4.73%
Trust preferred debentures	75,422	3,547	6.28%	75,422	3,817	6.77%
Long-term debt	539,961	16,241	4.02%	378,035	12,253	4.33%
Total interest bearing liabilities	4,082,921	84,014	2.75%	4,006,259	105,961	3.54%
Demand deposits	678,277			633,572
Other liabilities	67,805			55,467
Stockholders' equity	407,127			401,310
Total liabilities and stockholders' equity	$5,236,130			$5,096,608
Net interest income (FTE)		142,041			127,848
Interest rate spread			3.47%			3.06%
Net interest margin			3.91%			3.61%
Taxable equivalent adjustment		4,928			4,674
Net interest income		$137,113			$123,174

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended September 30,
	Increase (Decrease) 2008 over 2007
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(35)	$(47)	$(82)
Securities available for sale	(260)	(39)	(299)
Securities held to maturity	28	(218)	(190)
Investment in FRB and FHLB Banks	104	(30)	74
Loans and leases	3,483	(6,517)	(3,034)
Total interest income	3,320	(6,851)	(3,531)

Money market deposit accounts	1,359	(3,386)	(2,027)
NOW deposit accounts	105	63	168
Savings deposits	(29)	(534)	(563)
Time deposits	(1,813)	(4,476)	(6,289)
Short-term borrowings	(1,464)	(1,658)	(3,122)
Trust preferred debentures	-	(123)	(123)
Long-term debt	2,719	(179)	2,540
Total interest expense	877	(10,293)	(9,416)

Change in FTE net interest income	$2,443	$3,442	$5,885

Nine months ended September 30,
	Increase (Decrease) 2008 over 2007
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(64)	$(111)	$(175)
Securities available for sale	(441)	448	7
Securities held to maturity	277	(437)	(160)
Investment in FRB and FHLB Banks	308	(86)	222
Loans and leases	6,959	(14,607)	(7,648)
Total interest income	7,039	(14,793)	(7,754)

Money market deposit accounts	2,501	(8,510)	(6,009)
NOW deposit accounts	117	129	246
Savings deposits	(158)	(1,402)	(1,560)
Time deposits	(3,909)	(9,003)	(12,912)
Short-term borrowings	(1,295)	(4,135)	(5,430)
Trust preferred debentures	-	(270)	(270)
Long-term debt	4,806	(818)	3,988
Total interest expense	2,062	(24,009)	(21,947)

Change in FTE net interest income	$4,977	$9,216	$14,193

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
(in thousands)
Service charges on deposit accounts	$7,414	$6,195	$20,877	$15,600
Broker/dealer and insurance revenue	2,338	1,027	4,811	3,203
Trust	1,720	1,701	5,593	4,930
Net securities gains	1,510	1,484	1,543	1,500
Bank owned life insurance	491	467	1,423	1,351
ATM fees	2,334	2,159	6,656	6,096
Retirement plan administration fees	1,461	1,586	4,840	4,779
Other	1,694	1,908	5,733	5,750
Total noninterest income	$18,962	$16,527	$51,476	$43,209

Noninterest income for the three months ended September 30, 2008 was $19.0 million, up $2.5 million, or 14.7%, from $16.5 million for the same period in 2007.  The increase in noninterest income was due primarily to an increase in service charges on deposit accounts and ATM fees, which collectively increased $1.4 million as the benefits of various initiatives continued to enhance fee income.  In addition, broker/dealer and insurance revenue increased approximately $1.3 million for the three month period ended September 30, 2008 due primarily to revenue generated by Mang, which was acquired during the third quarter of 2008.  Other noninterest income decreased $0.2 million for the three month period ended September 30, 2008, compared with the same period in 2007.  Net securities gains for the three month periods ended September 30, 2008 and 2007 were approximately $1.5 million for both periods.

Noninterest income for the nine months ended September 30, 2008 was $51.5 million, up $8.3 million or 19.1% from $43.2 million for the same period in 2007.  The increase in noninterest income was due primarily to an increase in service charges on deposit accounts and ATM fees, which collectively increased $5.8 million as the benefits of various initiatives continued to enhance fee income.  In addition, trust income increased $0.7 million for the nine month period ended September 30, 2008, compared with the same period in 2007.  This increase stems primarily from an increase in customer accounts resulting from successful business development.  Broker/dealer and insurance revenue increased approximately $1.6 million for the nine month period ended September 30, 2008, primarily due to the aforementioned acquisition of Mang.  Net securities gains for the nine month periods ended September 30, 2008 and 2007 were approximately $1.5 million for both periods.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
(in thousands)
Salaries and employee benefits	$16,850	$15,876	$50,526	$44,862
Occupancy	3,359	2,928	10,396	8,682
Equipment	1,908	1,797	5,595	5,567
Data processing and communications	3,155	2,779	9,440	8,501
Professional fees and outside services	2,205	2,256	7,825	5,840
Office supplies and postage	1,322	1,354	3,992	3,984
Amortization of intangible assets	462	413	1,231	1,232
Loan collection and other real estate owned	505	431	1,802	1,036
Impairment on lease residual assets	2,000	-	2,000	-
Other	5,292	3,393	13,708	10,409
Total noninterest expense	$37,058	$31,227	$106,515	$90,113

Noninterest expense for the three months ended September 30, 2008 was $37.1 million, up from $31.2 million for the same period in 2007.  Salaries and employee benefits increased $1.0 million, or 6.1%, for the three months ended September 30, 2008 compared with the same period in 2007.  This increase was due primarily to increases in full time equivalent employees during 2008.  Occupancy, equipment and data processing and communications charges were $8.4 million for the three months ended September 30, 2008, up $0.9 million, or 12.2%, from $7.5 million for the three months ended September 30, 2007.  This increase was due primarily to an increase in expenses related to the five new branches the Company has opened within the past year.  The Company recorded an other than temporary impairment charge on vehicle lease residual assets totaling $2.0 million as a result of a decline in the fair value of its vehicle lease residual assets, caused by the current economic conditions.  Other operating expenses were $5.3 million for the three months ended September 30, 2008, up $1.9 million from $3.4 million for the three months ended September 30, 2007.  This increase resulted primarily from the aforementioned losses incurred from sales of certain returned lease vehicles totaling approximately $0.9 million during the third quarter of 2008 due to reduced values of the vehicles.  In addition, Federal Deposit Insurance Corporation (“FDIC”) insurance premiums increased approximately $0.5 million for the three month period ending September 30, 2008 as compared to the same period in 2007.

Noninterest expense for the nine months ended September 30, 2008 was $106.5 million, up from $90.1 million for the same period in 2007.  Salaries and employee benefits increased $5.7 million, or 12.6%, for the nine months ended September 30, 2008 compared with the same period in 2007.  This increase was due primarily to increases in full time equivalent employees during 2008 largely due to new branch activity as well as the aforementioned acquisition of Mang, and reduced levels of incentive compensation in 2007.  Occupancy, equipment and data processing and communications charges were $25.4 million for the nine months ended September 30, 2008, up $2.6 million, or 11.8%, from $22.8 million for the nine months ended September 30, 2007.  This increase was due primarily to an increase in expenses related to the aforementioned branch openings.  Professional fees and outside services increased $2.0 million for the nine month period ended September 30, 2008, compared with the same period in 2007, due primarily to fees and costs related to the aforementioned noninterest income initiatives.  Loan collection and other real estate owned expenses were $1.8 million for the nine month period ended September 30, 2008, up from $1.0 million for same period in 2007.  The Company recorded an other than temporary impairment charge on vehicle lease residual assets totaling $2.0 million as a result of a decline in the fair value of its vehicle lease residual assets, caused by the current economic conditions.  Other operating expenses were $13.7 million for the nine months ended September 30, 2008, up $3.3 million from $10.4 million for the nine months ended September 30, 2007.  This increase resulted primarily from the aforementioned losses incurred from sales of certain returned lease vehicles totaling approximately $1.0 million during the period due to reduced values of the vehicles.  In addition, FDIC insurance premiums increased approximately $0.6 million for the nine month period ending September 30, 2008 as compared to the same period in 2007.

Income Taxes

Income tax expense for the three month period ended September 30, 2008 was $6.7 million, up from $6.6 million for the same period in 2007.  The effective rates were 30.7% and 30.2% for the three month periods ended September 30, 2008 and 2007, respectively.

Income tax expense for the nine month period ended September 30, 2008 was $19.2 million, up from $18.3 million for the same period in 2007.  The effective rates were 30.6% and 30.7% for the nine month periods ended September 30, 2008 and 2007, respectively.

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

Average total earning securities decreased $22.2 million, or 1.7%, for the three months ended September 30, 2008 when compared to the same period in 2007.  The average balance of securities available for sale decreased $25.9 million, or 2.3%, for the three months ended September 30, 2008 when compared to the same period in 2007.  The average balance of securities held to maturity increased $3.7 million, or 2.5%, for the three months ended September 30, 2008, compared to the same period in 2007. The average total securities portfolio represents 25.7% of total average earning assets for the three months ended September 30, 2008, down from 27.0% for the same period in 2007.

Average total earning securities decreased $10.6 million, or 0.8%, for the nine months ended September 30, 2008 when compared to the same period in 2007.  The average balance of securities available for sale decreased $19.0 million, or 1.7%, for the nine months ended September 30, 2008 when compared to the same period in 2007.  The average balance of securities held to maturity increased $8.3 million, or 5.7%, for the nine months ended September 30, 2008, compared to the same period in 2007. The average total securities portfolio represents 26.1% of total average earning assets for the nine months ended September 30, 2008, down from 26.9% for the same period in 2007.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	At September 30,
	2008	2007
Mortgage-backed securities:
With maturities 15 years or less	22%	22%
With maturities greater than 15 years	6%	3%
Collateral mortgage obligations	29%	22%
Municipal securities	20%	19%
US agency notes	19%	30%
Other	4%	4%
Total	100%	100%

The increase in collateral mortgage obligations and the decrease in US agency notes from September 30, 2007 to September 30, 2008 were due primarily to calls of agency securities that were reinvested in Government National Mortgage Association (“GNMA”) securities.

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Residential real estate mortgages	$722,303	$719,182	$723,963
Commercial	559,889	579,213	570,741
Commercial real estate mortgages	671,187	630,677	626,333
Real estate construction and development	90,211	81,350	72,542
Agricultural and agricultural real estate mortgages	85,053	116,190	116,640
Consumer	791,064	660,382	648,907
Home equity	601,223	582,731	576,197
Lease financing	86,391	86,126	86,894
Total loans and leases	$3,607,321	$3,455,851	$3,422,217

Total loans and leases were $3.6 billion, or 67.6% of assets, at September 30, 2008, $3.5 billion, or 66.4% of assets at December 31, 2007, and $3.4 billion, or 66.4%, at September 30, 2007. Total loans and leases increased by $151.5 million or 4.4% from December 31, 2007, and $185.1 million or 5.4% from September 30, 2007.  These increases were due primarily to increases in consumer loans, most notably indirect installment loans, as a result of the addition and strengthening of dealer relationships.  Consumer loans at September 30, 2008 increased $130.7 million from December 31, 2007 and $142.2 million from September 30, 2007.

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

Management considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the degree of judgment exercised in evaluating the level of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the consolidated results of operations.

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan and lease losses to outstanding loans and leases at September 30, 2008 was 1.55% compared with 1.57% at December 31, 2007, and 1.60% at September 30, 2007.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Table 3
Allowance For Loan and Lease Losses
	Three months ended September 30,
(dollars in thousands)	2008		2007
Balance, beginning of period	$54,510		$57,058
Recoveries	807		1,187
Chargeoffs	(6,693)		(8,225)
Net chargeoffs	(5,886)		(7,038)
Provision for loan losses	7,179		4,788
Balance, end of period	$55,803		$54,808
Composition of Net Chargeoffs
Commercial and agricultural	$(3,414)	58%	$(4,617)	66%
Real estate mortgage	(121)	2%	(292)	4%
Consumer	(2,351)	40%	(2,129)	30%
Net chargeoffs	$(5,886)	100%	$(7,038)	100%
Annualized net chargeoffs to average loans and leases	0.65%		0.81%

Allowance For Loan and Lease Losses
	Nine months ended September 30,
(dollars in thousands)	2008		2007
Balance, beginning of period	$54,183		$50,587
Recoveries	2,867		3,691
Chargeoffs	(20,707)		(16,124)
Net chargeoffs	(17,840)		(12,433)
Provision for loan losses	19,460		16,654
Balance, end of period	$55,803		$54,808
Composition of Net Chargeoffs
Commercial and agricultural	$(11,865)	67%	$(7,098)	57%
Real estate mortgage	(321)	2%	(779)	6%
Consumer	(5,654)	31%	(4,556)	37%
Net chargeoffs	$(17,840)	100%	$(12,433)	100%
Annualized net chargeoffs to average loans and leases	0.67%		0.49%

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

Nonperforming Assets

(Dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Nonaccrual loans
Commercial and agricultural loans and real estate	$15,816	$20,491	$24,211
Real estate mortgages	2,777	1,372	2,022
Consumer	3,344	2,934	2,854
Troubled debt restructured loans	1,094	4,900	-
Total nonaccrual loans	23,031	29,697	29,087
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	51	393
Real estate mortgages	636	295	667
Consumer	1,055	536	560
Total loans 90 days or more past due and still accruing	1,691	882	1,620
Total nonperforming loans	24,722	30,579	30,707
Other real estate owned (OREO)	855	560	917
Total nonperforming assets	25,577	31,139	31,624
Total nonperforming loans to total loans and leases	0.69%	0.88%	0.90%
Total nonperforming assets to total assets	0.48%	0.60%	0.61%
Total allowance for loan and lease losses to nonperforming loans	225.72%	177.19%	178.49%

Total nonperforming assets were $25.6 million at September 30, 2008, $31.1 million at December 31, 2007, and $31.6 million at September 30, 2007.  Nonaccrual loans were $23.0 million at September 30, 2008, as compared to $29.7 million at December 31, 2007 and $29.1 million at September 30, 2007.  The decrease in nonperforming loans at September 30, 2008 from December 31, 2007 and September 30, 2007 was primarily the result of net charge-offs during the nine month period ending September 30, 2008 related to two large commercial loans, both of which had been previously identified and one of the two reserved for in 2007.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $73.6 million in potential problem loans at September 30, 2008 as compared to $73.3 million at December 31, 2007 and $80.6 million at September 30, 2007.  Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.”  At September 30, 2008, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Company recorded a provision for loan and lease losses of $7.2 million during the third quarter of 2008 compared with $4.8 million for the three months ending September 30, 2007.  The increase in the provision for loan and lease losses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was due primarily to an additional charge off in the third quarter of 2008 related to the aforementioned large commercial loan which had not previously been reserved for.  Net charge-offs totaled $5.9 million for the three month period ending September 30, 2008, down from $7.0 million for the three months ended September 30, 2007.  The decrease in net charge-offs for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was due primarily to agricultural loan credit charge-offs in the third quarter of 2007, which did not repeat in the third quarter of 2008.

The Company recorded a provision for loan and lease losses of $19.5 million during the nine months ended September 30, 2008 as compared with $16.7 million for the nine months ended September 30, 2007.  Net charge-offs totaled $17.8 million for the nine months ended September 30, 2008, up from $12.4 million for the same period a year ago.  The increase in net charge-offs for the nine months ended September 30, 2008 was due primarily to additional charge-offs in 2008 related to two large commercial loans, which had been previously identified and reserved for in 2007 and an additional charge-off related to one of the aforementioned large commercial loans in the third quarter, which had not previously been reserved for.

Deposits

Total deposits were $4.0 billion at September 30, 2008, up $118.7 million, or 3.1%, from year-end 2007, and up $40.7 million, or 1.0%, from September 30, 2007.  The increase in deposits compared with December 31, 2007 and September 30, 2007, was driven primarily by increases in demand deposit, money market accounts, and NOW accounts.

Total average deposits for the three months ended September 30, 2008 increased $41.5 million, or 1.1%, from the same period in 2007. The Company experienced an increase in average money market accounts of $121.2 million, or 18.4%, for the three months ended September 30, 2008 compared to the same period in 2007.  Average NOW accounts increased $50.4 million, or 11.4%, to $491.7 million for the three months ended September 30, 2008 from $441.2 million for the same period in 2007.  This increase in average money market and NOW accounts was primarily due to a shift from savings accounts and time deposit accounts to money market accounts and NOW accounts.  Average savings accounts decreased $13.4 million, or 2.7%, for the three month period ending September 30, 2008 as compared to the same period in 2007.  Average time deposits decreased $167.4 million, or 10.0%, for the three months ended September 30, 2008 from the same period in 2007.  Average demand deposit accounts increased $50.6 million, or 7.7%, for the three months ended September 30, 2008 as compared to the same period in 2007.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Total average deposits for the nine months ended September 30, 2008 increased $0.7 million from the same period in 2007. The Company experienced an increase in average money market accounts of $82.9 million, or 12.7%, for the nine months ended September 30, 2008 compared to the same period in 2007.  Average NOW accounts increased $18.7 million, or 4.2%, to $464.4 million at September 30, 2008 from $445.6 million for the same period in 2007.  This increase in average money market and NOW accounts was primarily due to a shift from savings accounts and time deposit accounts to money market accounts and NOW accounts.    Average savings accounts decreased $24.4 million, or 4.9%, for the nine month period ending September 30, 2008 as compared to the same period in 2007.  Average time deposits decreased $121.3 million, or 7.2%, for the nine months ended September 30, 2008 from the same period in 2007.  Average demand deposit accounts increased $44.7 million, or 7.1%, for the nine months ended September 30, 2008 as compared to the same period in 2007.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $150.5 million at September 30, 2008 compared to $368.5 million and $305.9 million at December 31, and September 30, 2007, respectively.  Long-term debt was $633.5 million at September 30, 2008, as compared to $424.9 and $377.1 million at December 31, and September 30, 2007, respectively.  The Company shifted from short-term borrowings to long-term debt to reduce its interest rate risk exposure in the current interest rate environment.  For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” on page 36 of this report.

Capital Resources

Stockholders' equity of $421.1 million represented 7.9% of total assets at September 30, 2008, compared with $397.3 million, or 7.6% as of December 31, 2007, and $385.6 million, or 7.5% at September 30, 2007.  Under previously disclosed stock repurchase plans, the Company purchased 272,840 shares of its common stock during the nine month period ended September 30, 2008, for a total of $5.9 million at an average price of $21.77 per share.  There were no shares purchased during the three month period ended September 30, 2008.  At September 30, 2008, there were 1,203,040 shares available for repurchase under previously announced plans.

In September 2006, the FASB ratified a consensus reached by the EITF on Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," which clarifies the  accounting  for  the recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements.  The EITF concluded that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for the actuarial present value of the future death benefit as of the employee’s expected retirement date.  The consensus became effective for fiscal years beginning after December 15, 2007.  As a result, the Company recorded a liability and a cumulative-effect adjustment to retained earnings of approximately $1.5 million in the first quarter of 2008.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay out ratio.

As the capital ratios in Table 4 indicate, the Company remains “well capitalized.”  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Table 4

Capital Measurements	September 30, 2008	December 31, 2007
Tier 1 leverage ratio	7.04%	7.14%
Tier 1 capital ratio	9.51%	9.79%
Total risk-based capital ratio	10.76%	11.05%
Cash dividends as a percentage of net income	44.44%	52.11%
Per common share:
Book value	$12.95	$12.29
Tangible book value	$8.71	$8.78

Table 5 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 2.31 at September 30, 2008 and 1.82 in the comparable period of the prior year. The Company's price was 18.5 times trailing twelve months earnings at September 30, 2008, compared to 13.3 times for the same period last year.

Table 5
Quarterly Common Stock and Dividend Information
Quarter Endings	High	Low	Close	Cash Dividends Declared
2007
March 31	$25.81	$21.73	$23.43	$0.19
June 30	23.45	21.80	22.56	0.20
September 30	23.80	17.10	21.74	0.20
December 31	25.00	20.58	22.82	0.20
2008
March 31	$23.65	$17.95	$22.20	$0.20
June 30	25.00	20.33	20.61	0.20
September 30	36.47	19.05	29.92	0.20

On October 27, 2008, NBT Bancorp Inc. announced the declaration of a regular quarterly cash dividend of $0.20 per share.  The cash dividend will be paid on December 15, 2008 to stockholders of record as of December 1, 2008.

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

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period.  Two additional models are run with static balance sheets: (1) a gradual increase of 200 bp, (2) and a gradual decrease of 100 bp taking place over a 12-month period with a static balance sheet. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions.  Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2008 balance sheet position:

Table 8
Interest Rate Sensitivity Analysis
Change in interest rates (in bp points)	Percent change in net interest income
+200	(2.98%)
-100	(0.38%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At September 30, 2008, the Company’s Basic Surplus measurement was 6.4% of total assets or $342 million as compared to the December 31, 2007 Basic Surplus of 7.3%, but was above the Company’s minimum of 5% or $267 million set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position.  At September 30, 2008, the Company Basic Surplus declined compared to the December 31, 2007 Basic Surplus of 7.3%.

The Company’s primary source of funds is from its subsidiary, NBT Bank. Certain restrictions exist regarding the ability of the Company’s subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At September 30, 2008, approximately $38.5 million of the total stockholders’ equity of NBT Bank was available for payment of dividends to the Company without approval by the OCC. NBT Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. NBT Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

The  Company's  management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as  of  September 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, the Company's disclosure controls and procedures were effective in timely alerting them to any material information relating to the Company and its subsidiaries required to be included in the Company's periodic SEC filings.

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

Item 1A – Risk Factors

In addition to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008, the following additional risks and uncertainties should be considered:

There can be no assurance that recent action by governmental agencies and regulators, as well as recently enacted legislation authorizing the U.S. government to invest in, and purchase large amounts of illiquid assets  from, financial institutions will help stabilize the U.S. financial system.

In recent periods, various Federal agencies and bank regulators have taken steps to stabilize and stimulate the financial services industry. Changes also have been made in tax policy for financial institutions.  In addition, on October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation reflects an initial legislative response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. As an initial program, the U.S. Treasury is exercising its authority to purchase an aggregate of $250 billion of capital instruments from financial entities throughout the United States. There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Market developments may affect customer confidence levels and may cause increases in delinquencies and default rates, which we expect could impact our charge-offs and provision for loan losses.

•
Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•
We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The Company made no purchases of its equity securities during the quarter ended September 30, 2008.  Under a previously disclosed stock repurchase plan authorized on July 23, 2007, the Company purchased 272,840 shares of its common stock during the nine month period ended September 30, 2008, for a total of $5.9 million at an average price of $21.77 per share.  At September 30, 2008, there were 1,203,040 shares available for repurchase under previously announced plans.  There were 203,040 shares available for repurchase under the stock repurchase plan authorized on July 23, 2007, in the amount of 1,000,000 shares.  This plan expires on December 31, 2008.  There were 1,000,000 shares available for repurchase under the stock repurchase plan authorized on January 28, 2008, in the amount of 1,000,000 shares.  This plan expires on December 31, 2009.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

On November 10, 2008, the Registrant and the Bank entered into a Split-Dollar Agreement (the "Agreement"), with a face value of $4,000,000, for the benefit of Martin A. Dietrich, the President and Chief Executive Officer of the Registrant and the Bank.  Pursuant to the Agreement, the Bank shall be the direct beneficiary of the total death proceeds, less (a) $2,000,000 or (b) $750,000 if the Employee is a member of the Board of the Bank but no longer an executive officer of the Bank at the time of his death.  The Agreement may be terminated by the Bank at any time after Mr. Dietrich has ceased to be either the President and Chief Executive Officer or a member of the Board of Directors of the Bank, other than by reason of his disability or death, and will terminate automatically upon termination of Mr. Dietrich's employment with the Bank or the cessation of his membership on the Board of Directors of the Bank for any reason other than his disability or death.  Pursuant to the terms of the Agreement, the Bank will pay the premiums on the related policy and will be the sole owner of the policy.  The economic benefit of the Agreement to Mr. Dietrich will be imputed to him on an annual basis.  The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

4.1       Specimen common stock certificate for NBT's common stock (filed as exhibit 4.3 to the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed on December 27, 2005 and incorporated herein by reference).

10.1     Split-Dollar Agreement dated November 10, 2008.

31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of November 2008.

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

4.1       Specimen common stock certificate for NBT's common stock (filed as exhibit 4.3 to the Registrant's Amendment No. 1 to Registration Statement on Form S-4 filed on December 27, 2005 and incorporated herein by reference).

10.1     Split-Dollar Agreement dated November 10, 2008.

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