Form 10-K
period 2008-12-31
NBT BANCORP INC
filed 2009-03-02
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

Indicate  by  check mark whether the registrant (1) has filed all reports required to  be  filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding  12  months  (or  for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for  the  past  90  days.  Yes  ☒  No  ☐

Indicate  by  check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will  not be contained, to the best of the registrant’s knowledge, in definitive proxy  or  information  statements incorporated by reference in Part III of this Form  10-K  or  any  amendment  to  this  Form  10-K.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

Based on the closing price of the registrant’s common stock as of June 30, 2008, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $655,866,020.

The number of shares of Common Stock outstanding as of February 15, 2009, was 32,648,164.

DOCUMENTS INCORPORATED BY REFERENCE
Portions  of the registrant’s definitive Proxy Statement for its Annual Meeting  of Stockholders to be held on May 5, 2009 are incorporated by reference into  Part  III,  Items  10,  11,  12,  13  and  14  of  this  Form  10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2008

ITEM 9A	CONTROLS AND PROCEDURES

ITEM 9B	OTHER INFORMATION

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*

ITEM 11	EXECUTIVE COMPENSATION*

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*

ITEM 13	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES*

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Consolidated Financial Statements (See Item 8 for Reference).
(2) Financial Statement Schedules normally required on Form 10-K are omitted since they are not applicable.
(3) Exhibits.
(b) Refer to item 15(a)(3)above.
(c) Refer to item 15(a)(2) above.

SIGNATURES

*	Information called for by Part III (Items 10 through 14) is incorporated by reference to the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART I

ITEM 1. BUSINESS

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2008 had assets of $5.3 billion and stockholders’ equity of $431.8 million. The Registrant is the parent holding company of NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), Hathaway Agency, Inc., CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (the “Trusts”).  Through the Bank and NBT Financial, the Company is focused on community banking operations.  Through NBT Holdings, the Company operates Mang Insurance Agency, LLC, a full-service insurance agency.  The Trusts were organized to raise additional regulatory capital and to provide funding for certain acquisitions. The Registrant’s primary business consists of providing commercial banking and financial services to its customers in its market area. The principal assets of the Registrant are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank, NBT Financial, and NBT Holdings.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York and northeastern Pennsylvania market areas. The Bank conducts business through two geographic operating divisions, NBT Bank and Pennstar Bank.

At year end 2008, the NBT Bank division had 84 divisional offices and 114 automated teller machines (ATMs), located primarily in central and upstate New York. At December 31, 2008, the NBT Bank division had total loans and leases of $2.9 billion and total deposits of $3.1 billion.

At year end 2008, the Pennstar Bank division had 38 divisional offices and 57 ATMs, located primarily in northeastern Pennsylvania. At December 31, 2008, the Pennstar Bank division had total loans and leases of $761.0 million and total deposits of $827.2 million.

The Bank has six operating subsidiaries, NBT Capital Corp., Pennstar Bank Services Company, Broad Street Property Associates, Inc., NBT Services, Inc., Pennstar Realty Trust, and CNB Realty Trust. NBT Capital Corp., formed in 1998, is a venture capital corporation formed to assist young businesses to develop and grow primarily in the markets they serve. Broad Street Property Associates, Inc., formed in 2004, is a property management company.  NBT Services, Inc., formed in 2004, has a 44% ownership interest in Land Record Services, LLC.  Land Record Services, LLC, a title insurance agency, offers mortgagee and owner’s title insurance coverage to both retail and commercial customers.  Pennstar Realty Trust, formed in 2000, and CNB Realty Trust, formed in 1998, are real estate investment trusts. Pennstar Bank Services Company, formed in 2002, provides administrative and support services to the Pennstar Bank division of the Bank.

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

On September 1, 2008, the Company completed the acquisition of Mang Insurance Agency, LLC (“Mang”), headquartered in Binghamton, New York.  As part of the acquisition, the Company acquired approximately $15.3 million of intangible assets and $11.8 million of goodwill, which has been allocated to NBT Holdings for reporting purposes.  The results of operations are included in the consolidated financial statements from the date of acquisition, September 1, 2008.

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

COMPETITION
The banking and financial services industry in New York and Pennsylvania generally, and in the Company’s market areas specifically, is highly competitive. The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers. The Company competes for loans and leases, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services than the Company. In order to compete with other financial services providers, the Company stresses the community nature of its banking operations and principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with their customers, and specialized services tailored to meet the needs of the communities served.

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

The Company is subject to capital adequacy guidelines of the FRS. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The FRS capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2008, the Company’s leverage ratio was 7.17%, its ratio of Tier 1 capital to risk-weighted assets was 9.75%, and its ratio of qualifying total capital to risk-weighted assets was 11.00%. The FRS may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The FRS has not advised the Company of any special capital requirement applicable to it.

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

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company. As of December 31, 2008, the Bank was in compliance with all minimum capital requirements. The Bank’s leverage ratio was 6.93%, its ratio of Tier 1 capital to risk-weighted assets was 9.38%, and its ratio of qualifying total capital to risk-weighted assets was 10.64%.

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2008, the Bank’s total brokered deposits were $269.8 million.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceed the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. As of December 31, 2008, approximately $46.6 million was available for the payment of dividends without prior OCC approval. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. As indicated above, the Bank is currently in compliance with these requirements.

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

The deposits of the Bank are insured up to regulatory limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005 gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The FDIC has adopted regulations to implement its new authority.  Under these regulations, all insured depository institutions are placed into one of four risk categories.  The Bank is in Risk Category I, the most favorable category.  As of January 1, 2009, all insured institutions within this category will pay a base rate assessment of $0.12 to $0.50 per $100 of deposits for the first quarter of 2009 of assessable deposits based on the risk of loss to the Depository Insurance Fund (“DIF”) posed by the particular institution.  Institutions, such as the Bank, in risk Category I will be assessed within a range of $0.12 to $0.14 per $100 of deposits for the first quarter of 2009.  This is a substantial increase from the base rate assessment of $0.02 to $0.04 per $100 of assessable deposits that was in effect during 2008.  The increase in the base rate assessment from 2008 to 2009 is due to the financial crises affecting the banking system and financial markets.  For institutions such as the Bank, which do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition.  For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating. On February 27, 2009, the FDIC issued new rules to take effect April 1, 2009 to change the way the FDIC differentiates risk and appropriate assessment rates. Base assessment rates set to take effect on April 1, 2009 will range from 12 to 45 basis points, but giving effect to certain risk adjustments in the rule issued by the FDIC on February 27, 2009, assessments may range from 7 to 77.5 basis points. For institutions such as the Bank, in Risk Category I, risk-adjusted assessments will range from 7 to 24 basis points. In addition, the FDIC also issued an interim rule on February 27, 2009 that will impose an emergency special assessment of 20 basis points in addition to its risk-based assessment. This assessment will be imposed on June 30, 2009 and collected on September 30, 2009. The reform legislation also provided a credit to all insured depository institutions, based on the amount of their insured deposits at year-end 1996, that may be used as an offset to the premiums that are assessed.  The Bank’s credit was fully utilized in 2008 to offset its 2008 deposit insurance assessment. Due to the full utilization of the Bank’s credit, the systemic increase in deposit insurance assessments and the emergency special assessment, the Bank will be subject to increased deposit premium expenses in future periods.

On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”), that provides unlimited deposit insurance on funds invested in noninterest-bearing transaction deposit accounts in excess of the existing deposit insurance limit of $250,000.  Participating institutions will be assessed a $0.10 surcharge per $100 of deposits above the existing deposit insurance limit. The TLGP also provides that the FDIC, for an additional fee, will guarantee qualifying senior unsecured debt issued prior to October 2009 by participating banks and certain qualifying holding companies.  The Bank and the Company have elected to opt in to both portions of the TLGP.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the DIF and do not vary depending upon a depository institution’s capitalization or supervisory evaluation. During 2008, FDIC assessments for purposes of funding FICO bond obligations ranged from an annualized $0.0114 per $100 of deposits for the first quarter of 2008 to $0.0110 per $100 of deposits for the fourth quarter of 2008. The Bank paid $1.8 million of FICO assessments in 2008. For the first quarter of 2009, the FICO assessment rate is $0.0114 per $100 of deposits.

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

In 2007, the Federal Reserve and Securities and Exchange Commission (“SEC”) issued a final joint rulemaking (Regulation R) to clarify that traditional banking activities involving some elements of securities brokerage activitities, such as most trust and fiduciary activities, may continue to be performed by banks rather than being “pushed-out” to affiliates supervised by the SEC.  These rules take effect for the Bank beginning January 1, 2009.

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

The GLB Act requires all financial institutions, including the Company and the Bank, to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers, including customers of the Company, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The FRS and the Federal Trade Commission (“FTC”) have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been promulgated by the FRS and FTC, including recent rules regarding limitaions of affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags. The Company has developed policies and procedures for itself and its subsidiaries, including the Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of the GLB Act and the FACT Act.

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

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. As of December 31, 2008, the Company and the Bank believe they are in compliance with the USA PATRIOT Act and regulations thereunder.

The Sarbanes-Oxley Act (“SOA”) implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to federal securities laws. The SOA applies generally to companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as the Company. It includes very specific additional disclosure requirements and has adopted corporate governance rules, and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules pursuant to its mandates. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

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

In the past two years, declining housing values have resulted in deteriorating economic conditions across the U.S., resulting in significant writedowns in the values of mortgage-backed securities and derivative securities by financial institutions, government sponsored entities, and major commercial and investment banks. This has led to decreased confidence in financial markets among borrowers, lenders, and depositors as well as extreme volatility in the capital and credit markets and the failure of some entities in the financial sector The Company is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.

In response to the financial crises affecting the banking system and financial markets, there have been several recent announcements of Federal programs designed to purchase assets from, provide equity capital to, and guarantee the liquidity of, the industry.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities, and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The Company did not originate or invest in sub-prime assets and, therefore, does not expect to participate in the sale of any of our assets into these programs.  EESA also increased the FDIC deposit insurance limit for most accounts from $100,000 to $250,000 through December 31, 2009.

On October 14, 2008, the U.S. Treasury announced that it will purchase equity stakes in a wide variety of banks and thrifts.  Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury will make $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock.  In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program, as well as the more stringent executive compensation limits enacted as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA” or “Stimulus Bill”), which was signed into law on February 17, 2009.  The Company was approved but chose not to participate in the TARP Capital Purchase Program.

EMPLOYEES
At December 31, 2008, the Company had 1,411 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.  The Company considers its employee relations to be good.

AVAILABLE INFORMATION
The Company’s website is http://www.nbtbancorp.com. The Company makes available free of charge through its website, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of that Act, as well as our Code of Business Ethics and other codes/committee charters. The references to our website do not constitute incorporation by reference of the  information contained in the website and such information should not be considered part of this document.

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

ITEM 1A. RISK FACTORS

There are risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also present risk to the Company’s business operations. This report is qualified in its entirety by these risk factors. If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected.

The Company’s Profitability Depends Significantly on Local and National Economic Conditions

The Company’s success depends primarily on the general economic conditions of upstate New York and northeastern Pennsylvania and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Oneonta, Amsterdam-Gloversville, Albany, Binghamton, Utica-Rome, Plattsburg, and Ogdensburg-Massena and the northeastern Pennsylvania areas of Scranton, Wilkes-Barre and East Stroudsburg. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

2008 was highlighted by significant disruption and volatility in the financial and capital marketplaces.  This turbulence has been attributable to a variety of factors, including the fallout associated with the subprime mortgage market.  One aspect of this fallout has been significant deterioration in the activity of the secondary market.  The disruptions have been exacerbated by the continued decline of the real estate and housing market along with significant mortgage loan related losses incurred by many lending institutions.  The turmoil in the mortgage market has impacted the global markets as well as the domestic markets and led to a significant credit and liquidity crisis in many domestic markets during 2008.  As a lender, we may be adversely affected by general economic weaknesses, and, in particular, a sharp downturn in the housing industry in the states of New York and Pennsylvania.  No assurance can be given that these conditions will improve or will not worsen or that such conditions will not result in an increase in delinquencies, causing a decrease in our interest income, or continue to have an adverse impact on our loan loss experience, causing an increase in our allowance for loan losses.

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

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Net Interest Income” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosure About Market Risk located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

The Company is Subject to Lending Risk

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across the States of New York and Pennsylvania, and the entire United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2008, approximately 39% of the Company’s loan and lease portfolio consisted of commercial, agricultural, construction and commercial real estate loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or consumer loans. These types of loans are also typically larger than residential real estate loans and consumer loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans and Leases and Corresponding Interest and Fees on Loans” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

The Company’s Allowance For Loan and Lease Losses May Be Insufficient

The Company maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that could be incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan and lease portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Company will need additional provisions to increase the allowance for loan and lease losses. These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Risk Management – Credit Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan and losses.

The Company Operates In a Highly Competitive Industry and Market Area

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Company operates. Additionally, various out-of-state banks continue to enter or have announced plans to enter the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can. The Company’s ability to compete successfully depends on a number of factors, including, among other things:

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

There Can Be No Assurance That Recent Government Action Will Help Stabilize the U.S. Financial System and Will Not Have Unintended Adverse Consequences.

In recent periods, the U.S. government and various federal agencies and bank regulators have taken steps to stabilize and stimulate the financial services industry. Changes also have been made in tax policy for financial institutions.  The Emergency Economic Stabilization Act of 2008 (the “EESA”) was an initial legislative response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. As an initial program, the U.S. Treasury is exercising its authority to purchase an aggregate of $250 billion of capital instruments from financial entities throughout the United States.  Other government action, such as the recently announced Homeowner Affordability and Stability Plan are intended to prevent mortgage defaults and foreclosures, which may provide benefits to the economy as a whole, but may reduce the value of certain mortgage loans or related mortgage-related securities investors such as the Company may hold.  There can be no assurance as to the actual impact that these or other government actions will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and other measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of its common stock.

The Company Is Subject To Extensive Government Regulation and Supervision

The Company, primarily through the Bank and certain non-bank subsidiaries, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1. Business, which is located elsewhere in this report.

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

The Company Relies on Dividends From Its Subsidiaries For Most Of Its Revenue

The Company is a separate and distinct legal entity from its subsidiaries. It receives substantially all of its revenue from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Company’s common stock and interest and principal on the Company’s debt. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Also, the Company’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service debt, pay obligations or pay dividends on the Company’s common stock.

The inability to receive dividends from the Bank could have a material adverse effect on the Company’s business, financial condition and results of operations. See the section captioned “Supervision and Regulation” in Item 1. Business and Note 16 — Stockholders’ Equity in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, which are located elsewhere in this report.

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

The Company Continually Encounters Technological Change

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

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

Difficult Market Conditions Have Adversely Affected Our Industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative and cash securities, in turn, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institution industry. In particular, we may face the following risks in connection with these events:

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

•
We will be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Current Levels Of Market Volatility Are Unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In most cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The Company is Subject to Other-than-temporary Impairment Risk

The Company recognizes an impairment charge when the decline in the fair value of equity, debt securities and cost-method investments below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that we identify as potentially distressed. Our current evaluation of other-than-temporary impairments reflects our intent to hold securities for a reasonable period of time sufficient for a forecasted recovery of fair value. However, our intent to hold certain of these securities may change in future periods as a result of facts and circumstances impacting a specific security. If our intent to hold a security with an unrealized loss changes, and we do not expect the security to fully recover prior to the expected time of disposition, we will write down the security to its fair value in the period that our intent to hold the security changes.

The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. The Company estimates expected future cash flows of its various businesses and determines the carrying value of these businesses.  The Company exercises judgment in assigning and allocating certain assets and liabilities to these businesses. The Company then compares the carrying value, including goodwill and other intangibles, to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges in future periods.

The Company May Be Adversely Affected by the Soundness of Other Financial Institutions

The Company owns common stock of Federal Home Loan Bank of New York ("FHLBNY") in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLBNY advance program.  The carrying value of our FHLBNY common stock was $39.0 million as of December 31, 2008.

There are 12 branches of the FHLB, including New York.  Several members have warned that they have either breached risk-based capital requirements or that they are close to breaching those requirements.  To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that members hold.  FHLBNY has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competively priced advances in the future.  The most severe problems in FHLB have been at some of the other FHLB branches.  Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES
The Company’s headquarters are located at 52 South Broad Street, Norwich, New York 13815.  The Company operated the following number of community banking branches and ATMs as of December 31, 2008:

County	Branches	ATMs	County	Branches	ATMs
NBT Bank Division			Pennstar Bank Division
New York			Pennsylvania
Albany County	4	6	Lackawanna County	16	24
Broome County	8	13	Luzerne County	4	8
Chenango County	11	13	Monroe County	6	8
Clinton County	3	2	Pike County	3	4
Delaware County	5	5	Susquehanna County	6	8
Essex County	3	6	Wayne County	3	5
Franklin County	1	1
Fulton County	7	12
Hamilton County	1	1
Herkimer County	2	1
Montgomery County	6	5
Oneida County	6	13
Otsego County	9	16
Rensselaer	1	1
Saratoga County	5	7
Schenectady County	1	1
Schoharie County	4	3
St. Lawrence County	5	6
Tioga County	1	1
Ulster County	-	1
Warren County	1	-

The Company leases 45 of the above listed branches from third parties.  The Company owns all other banking premises. The Company believes that its offices are sufficient for its present operations.  All of the above ATMs are owned by the Company.

ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART  II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of NBT Bancorp Inc. (“Common Stock”) is quoted on the Nasdaq Global Select Market under the symbol “NBTB.” The following table sets forth the market prices and dividends declared for the Common Stock for the periods indicated:

	High	Low	Dividend
2007
1st quarter	$25.81	$21.73	$0.20
2nd quarter	23.45	21.80	0.20
3rd quarter	23.80	17.10	0.20
4th quarter	25.00	20.58	0.20
2008
1st quarter	$23.65	$17.95	$0.20
2nd quarter	25.00	20.33	0.20
3rd quarter	36.47	19.05	0.20
4th quarter	30.83	21.71	0.20

The closing price of the Common Stock on February 15, 2009 was $21.70.

As of February 15, 2009, there were 6,887 shareholders of record of Company common stock.

Equity Compensation Plan Information

As of December 31, 2008, the following table summarizes the Company’s equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options		B. Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A.)
Equity compensation plans approved by stockholders	1,640,237	(1)	$21.26	4,255,768
Equity compensation plans not approved by stockholders	None		None	None

(1)
Includes 30,700 shares issuable pursuant to restricted stock units granted pursuant to the Company's equity compensation plan.  These awards are for the distribution of shares to the grant recipient upon the completion of time-based holding periods and do not have an associated exercise price.  Accordingly, these awards are not reflected in the weighted-average exercise price dislosed in Column B.

Performance Graph

The following graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the Index for NASDAQ Financial Stocks.  The stock performance graph assumes that $100 was invested on December 31, 2003.  The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year.  The yearly points marked on the horizontal axis correspond to December 31 of that year.  We calculate each of the referenced indices in the same manner.  All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

Five Year Cumulative Total Return

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
NBT Bancorp	$100.00	$123.79	$107.43	$131.04	$121.37	$153.61
NASDAQ Financial Stocks	$100.00	$115.23	$117.94	$134.76	$125.03	$88.63
NASDAQ Composite Index	$100.00	$109.14	$111.46	$123.02	$136.12	$81.73

Source:  Bloomberg, L.P.

Dividends

We depend primarily upon dividends from our subsidiaries for a substantial part of our revenue.  Accordingly, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries.  Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions.  Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years.  At December 31, 2008, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $46.6 million to the Company without the prior approval of the OCC.

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

ITEM 6. SELECTED FINANCIAL DATA

The following summary of financial and other information about the Company is derived from the Company’s audited consolidated financial statements for each of the last five fiscal years ended December 31 and should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s consolidated financial statements and accompanying notes, included elsewhere in this report:

	Year ended December 31,
(In thousands, except per share data)	2008	2007	2006	2005	2004
Interest, fee and dividend income	$294,414	$306,117	$288,842	$236,367	$210,179
Interest expense	108,368	141,090	125,009	78,256	59,692
Net interest income	186,046	165,027	163,833	158,111	150,487
Provision for loan and lease losses	27,181	30,094	9,395	9,464	9,615
Noninterest income excluding securities gains (losses)	70,171	57,586	49,504	43,785	40,673
Securities gains (losses) , net	1,535	2,113	(875)	(1,236)	216
Noninterest expense	146,813	122,517	122,966	115,305	109,777
Income before income taxes	83,758	72,115	80,101	75,891	71,984
Net income	58,353	50,328	55,947	52,438	50,047

Per common share
Basic earnings	$1.81	$1.52	$1.65	$1.62	$1.53
Diluted earnings	1.80	1.51	1.64	1.60	1.51
Cash dividends paid	0.80	0.79	0.76	0.76	0.74
Book value at year-end	13.24	12.29	11.79	10.34	10.11
Tangible book value at year-end	9.01	8.78	8.42	8.75	8.66
Average diluted common shares outstanding	32,427	33,421	34,206	32,710	33,087

At December 31,
Securities available for sale, at fair value	$1,119,665	$1,140,114	$1,106,322	$954,474	$952,542
Securities held to maturity, at amortized cost	140,209	149,111	136,314	93,709	81,782
Loans and leases	3,651,911	3,455,851	3,412,654	3,022,657	2,869,921
Allowance for loan and lease losses	58,564	54,183	50,587	47,455	44,932
Assets	5,336,088	5,201,776	5,087,572	4,426,773	4,212,304
Deposits	3,923,258	3,872,093	3,796,238	3,160,196	3,073,838
Borrowings	914,123	868,776	838,558	883,182	752,066
Stockholders’ equity	431,845	397,300	403,817	333,943	332,233

Key ratios
Return on average assets	1.11%	0.98%	1.14%	1.21%	1.21%
Return on average equity	14.16	12.60	14.47	15.86	15.69
Average equity to average assets	7.83	7.81	7.85	7.64	7.74
Net interest margin	3.95	3.61	3.70	4.01	4.03
Dividend payout ratio	44.44	52.32	46.34	47.50	49.01
Tier 1 leverage	7.17	7.14	7.57	7.16	7.13
Tier 1 risk-based capital	9.75	9.79	10.42	9.80	9.78
Total risk-based capital	11.00	11.05	11.67	11.05	11.04

Selected Quarterly Financial Data
	2008				2007
(Dollars in thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest, fee and dividend income	$74,652	$72,854	$73,621	$73,287	$75,459	$76,495	$77,181	$76,982
Interest expense	30,587	26,849	26,578	24,354	34,830	35,137	35,994	35,129
Net interest income	44,065	46,005	47,043	48,933	40,629	41,358	41,187	41,853
Provision for loan and lease losses	6,478	5,803	7,179	7,721	2,096	9,770	4,788	13,440
Noninterest income excluding net securities gains (losses)	16,080	16,401	17,452	20,238	12,695	13,971	15,043	15,877
Net securities gains (losses)	15	18	1,510	(8)	(5)	21	1,484	613
Noninterest expense	34,034	35,423	37,058	40,298	30,872	28,014	31,227	32,404
Net income	13,716	14,657	15,083	14,897	14,132	12,064	15,147	8,985
Basic earnings per share	$0.43	$0.46	$0.47	$0.46	$0.41	$0.36	$0.46	$0.28
Diluted earnings per share	$0.43	$0.45	$0.46	$0.45	$0.41	$0.36	$0.46	$0.28
Net interest margin	3.84%	3.94%	3.94%	4.06%	3.63%	3.63%	3.56%	3.61%
Return on average assets	1.07%	1.12%	1.13%	1.11%	1.13%	0.95%	1.17%	0.69%
Return on average equity	13.68%	14.49%	14.58%	13.88%	14.06%	11.90%	15.41%	9.06%
Average diluted common shares outstanding	32,252	32,242	32,453	32,758	34,457	33,936	32,921	32,398

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of NBT Bancorp Inc. (the “Registrant”) and its wholly owned subsidiaries, the Bank, NBT Financial and NBT Holdings during 2008 and, in summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent (FTE) basis. Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2008 and 2007 and for each of the years in the three-year period ended December 31, 2008 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 2008 presentation.

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

The business of the Company is providing commercial banking and financial services through its subsidiaries. The Company’s primary market area is central and upstate New York and northeastern Pennsylvania. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s principal business is attracting deposits  from  customers  within  its  market  area  and  investing those funds primarily  in  loans  and  leases within its market area,  and,  to  a  lesser  extent,  in  marketable securities.  The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its earning assets and the interest expense paid on its interest bearing liabilities, primarily consisting of deposits and borrowings. Net income is also affected by provisions for loan and lease losses and noninterest income, such as service charges on deposit accounts, broker/dealer fees, trust fees, insurance commissions, and gains/losses on securities sales; it is also impacted by noninterest expense, such as salaries and employee benefits, data processing, communications, occupancy, and equipment expenses.

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

Management of the Company considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the uncertainty in evaluating the level of the allowance required to cover credit losses inherent in the loan and lease portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan and lease losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance may need to be increased. For example, if historical loan and lease loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provision for loan and lease losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s nonperforming loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan and lease losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral values were significantly lowered, the Company’s allowance for loan and lease policy would also require additional provision for loan and lease losses.

Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company also considers the Citigroup Liability Index and market interest rates in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels.  In 2006, the Pension Protection Act of 2006 was enacted, which established certain criteria to ensure that pension plan assets are sufficient to satisfy future obligations.  The law identifies at risk plans and applies stricter funding requirements to help stabilize at risk plans.  The Company has determined that the law does not materially affect the Company’s funding obligations with respect to its benefit plans.

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

OVERVIEW

The Company had net income of $58.4 million or $1.80 per diluted share for 2008, up 15.9% from net income of $50.3 million or $1.51 per diluted share for 2007.  Net interest income increased $21.0 million or 12.7% in 2008 compared to 2007.  The increase in net interest income resulted from decreases in rates paid on interest bearing deposits and liabilities in 2008 as compared with 2007.  In addition, average earning assets increased $132.7 million, or 2.8%, in 2008 over 2007.  The provision for loan and lease losses totaled $27.2 million for the year ended December 31, 2008, down $2.9 million, or 9.7%, from $30.1 million for the year ended December 31, 2007.  Noninterest income increased $12.0 million or 20.1% compared to 2007.  The increase in noninterest income was driven primarily by an increase in service charges on deposit accounts and ATM and debit card fees, which collectively increased $6.0 million due to various initiatives in 2008.  Also included in noninterest income for 2008 were net securities gains totaling $1.5 million compared to net securities gains of $2.1 million in 2007. Excluding net security gains and losses, total noninterest income increased 21.9% in 2008 compared with 2007.  Noninterest expense increased $24.3 million, or 19.8%, in 2008 compared with 2007.  The increase in noninterest expense was due to several factors including increases in salaries and employee benefits, occupancy, equipment and data processing and communications expenses, professional fees and outside services, loan collection and other real estate owned expenses, and other operating expenses.   Please refer to “NONINTEREST EXPENSE” on page 42 for additional information.

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

2009 OUTLOOK

While the Company reported record earnings for 2008, it anticipates that current global economic conditions and challenges in the financial services industry may negatively impact earnings in 2009. In particular, the Company currently expects that in 2009:

• premiums paid to the Federal Deposit Insurance Corporation will increase significantly;

• pension and postretirement expenses will increase significantly;

• revenue from Federal Home Loan Bank dividends may decrease significantly;

• payments representing interest and principal on currently outstanding loans and investments will most likely be reinvested at rates that are lower than the rates on currently outstanding loans and investments; and

• the economy may have an adverse affect on asset quality indicators and the provision for loan and lease losses, and therefore credit costs, which have trended higher in recent years, are not expected to decline until economic indicators improve.

Due to current uncertainty in economic conditions and the financial services industry in general, it is particularly difficult to estimate certain revenues, expenses and other related matters.  There may be factors in addition to those identified above that impact 2009 results.  For a discussion of risks and uncertainties that could impact the Company’s future results, see ITEM 1A. RISK FACTORS.

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

Table 1. Average Balances and Net Interest Income
	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Short-term interest bearing accounts	$9,190	$186	2.03%	$8,395	$419	4.99%	$8,116	$395	4.87%
Securities available for sale [1]	1,113,810	56,841	5.10	1,134,837	57,290	5.05	1,110,405	53,992	4.86
Securities held to maturity [1]	149,775	8,430	5.63	144,518	8,901	6.16	115,636	7,071	6.11
Investment in FRB and FHLB Banks	39,735	2,437	6.13	34,022	2,457	7.22	39,437	2,076	5.26
Loans and leases [2]	3,567,299	233,016	6.53	3,425,318	243,317	7.10	3,302,080	230,800	6.99
Total earning assets	4,879,809	300,910	6.17	4,747,090	312,384	6.58	4,575,674	294,334	6.43
Other non-interest earning assets	384,846			362,497			349,396
Total assets	$5,264,655			$5,109,587			$4,925,070

Liabilities and stockholders’ equity
Money market deposit accounts	$778,477	14,373	1.85%	$663,532	22,402	3.38%	$543,323	18,050	3.32%
NOW deposit accounts	485,014	4,133	0.85	449,122	3,785	0.84	443,339	3,297	0.74
Savings deposits	467,572	2,161	0.46	485,562	4,299	0.89	532,788	4,597	0.86
Time deposits	1,507,966	55,465	3.68	1,675,116	76,088	4.54	1,534,556	61,854	4.03
Total interest-bearing deposits	3,239,029	76,132	2.35	3,273,332	106,574	3.26	3,054,006	87,798	2.87
Short-term borrowings	223,830	4,847	2.17	280,162	12,943	4.62	331,255	15,448	4.66
Trust preferred debentures	75,422	4,747	6.29	75,422	5,087	6.74	70,055	4,700	6.71
Long-term debt	563,460	22,642	4.02	384,017	16,486	4.29	414,976	17,063	4.11
Total interest-bearing liabilities	4,101,741	108,368	2.64	4,012,933	141,090	3.52	3,870,292	125,009	3.23
Demand deposits	682,656			639,423			614,055
Other non-interest-bearing liabilities	68,156			57,932			54,170
Stockholders’ equity	412,102			399,299			386,553
Total liabilities and stockholders’ equity	$5,264,655			$5,109,587			$4,925,070
Interest rate spread			3.53%			3.06%			3.20%
Net interest income-FTE		192,542			171,294			169,325
Net interest margin			3.95%			3.61%			3.70%
Taxable equivalent adjustment		6,496			6,267			5,492
Net interest income		$186,046			$165,027			$163,833

1. Securities are shown at average amortized cost.

2. For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding. The interest collected thereon is included in interest income based upon the characteristics of the related loans.

NET INTEREST INCOME

On a tax equivalent basis, the Company’s net interest income for 2008 was $192.5 million, up from $171.3 million for 2007. The Company’s net interest margin increased to 3.95% for 2008 from 3.61% for 2007. The increase in the net interest margin resulted primarily from interest-bearing liabilities repricing down faster than earning assets.  Earning assets, particularly those tied to a fixed rate, reprice at a slower rate than interest-bearing liabilities, and have not fully realized the effect of the lower interest rate environment.  The yield on earning assets decreased 41 basis points (bp), from 6.58% for 2007 to 6.17% for 2008. Meanwhile, the rate paid on interest bearing liabilities decreased 88 bp, from 3.52% for 2007 to 2.64% for 2008.  Average earning assets increased $132.7 million, or 2.8%, from 2007 to 2008.  This increase was driven primarily by a $142.0 million increase in average loans and leases, which was driven primarily by a 23.4% increase in consumer indirect installment loans.  The following table presents changes in interest income, on a FTE basis, and interest expense attributable to changes in  volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest  income.  The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

Table 2. Analysis of Changes in Taxable Equivalent Net Interest Income
	Increase (Decrease)			Increase (Decrease)
	2008 over 2007			2007 over 2006
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$44	$(276)	$(232)	$14	$10	$24
Securities available for sale	(1,021)	222	(799)	1,205	2,093	3,298
Securities held to maturity	228	(538)	(310)	1,779	51	1,830
Investment in FRB and FHLB Banks	380	(400)	(20)	(314)	695	381
Loans and leases	10,908	(21,250)	(10,342)	8,711	3,806	12,517
Total interest income	10,539	(22,242)	(11,703)	11,184	6,866	18,050
Money market deposit accounts	4,969	(12,998)	(8,029)	4,054	298	4,352
NOW deposit accounts	305	43	348	44	444	488
Savings deposits	(154)	(1,984)	(2,138)	(416)	118	(298)
Time deposits	(7,095)	(13,528)	(20,623)	5,967	8,267	14,234
Short-term borrowings	(2,223)	(5,873)	(8,096)	(2,362)	(143)	(2,505)
Trust preferred debentures	-	(340)	(340)	362	25	387
Long-term debt	7,133	(977)	6,156	(1,308)	731	(577)
Total interest expense	2,935	(35,657)	(32,722)	4,727	11,354	16,081
Change in FTE net interest income	$7,604	$13,415	$21,019	$6,457	$(4,488)	$1,969

LOANS AND LEASES AND CORRESPONDING INTEREST AND FEES ON LOANS

The average balance of loans and leases increased 4.1%, totaling $3.6 billion in 2008 compared to $3.4 billion in 2007. The yield on average loans and leases decreased from 7.10% in 2007 to 6.53% in 2008, as loan rates, particularly for loans indexed to the Prime Rate and other short-term variable rate indices, declined due to the declining rate environment in 2008.  Interest income from loans and leases on a FTE basis decreased 4.2%, from $243.3 million in 2007 to $233.0 million in 2008.  The decrease in interest income from loans and leases was due to the decrease in yield on loans and leases in 2008 compared to 2007 noted above.

Total loans and leases increased 5.7% at December 31, 2008, totaling $3.7 billion from $3.5 billion at December 31, 2007. The increase in loans and leases was driven by strong growth in consumer loans and home equity loans.  Consumer loans increased $139.7 million or 21.3%, from $655.4 million at December 31, 2007 to $795.1 million at December 31, 2008.  The increase in consumer loans was driven primarily by an increase in indirect installment loans of $155.0 million, from $520.7 million in 2007 to $675.7 million in 2008.  Home equity loans increased $44.9 million or 7.7% from $582.7 million at December 31, 2007 to $627.6 million at December 31, 2008.  The increase in home equity loans was due to strong product demand and successful marketing of home equity products.  Commercial and commercial real estate increased $26.9 million at December 31, 2008 when compared to December 31, 2007.  These increases were partially offset by a decrease in real estate construction and development loans, which decreased $13.5 million, or 16.6% at December 31, 2008 as compared to December 31, 2007.

The  following  table  reflects  the  loan  and  lease  portfolio  by major categories  as  of  December  31  for  the  years  indicated:

Table 3. Composition of Loan and Lease Portfolio
	December 31,
(In thousands)	2008	2007	2006	2005	2004
Residential real estate mortgages	$722,723	$719,182	$739,607	$701,734	$721,615
Commercial and commercial real estate	1,241,779	1,214,897	1,240,383	1,127,705	1,069,451
Real estate construction and development	67,859	81,350	94,494	69,135	86,031
Agricultural and agricultural real estate	113,566	116,190	118,278	114,043	108,181
Consumer	795,123	655,375	586,922	463,955	412,139
Home equity	627,603	582,731	546,719	463,848	391,807
Lease financing	83,258	86,126	86,251	82,237	80,697
Total loans and leases	$3,651,911	$3,455,851	$3,412,654	$3,022,657	$2,869,921

Residential real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residences. Loans in the commercial and agricultural categories, including commercial and agricultural real estate mortgages, consist primarily of short-term and/or floating rate loans made to small to medium-sized entities.  Consumer loans consist primarily of installment credit to individuals secured by automobiles and other personal property including manufactured housing.  Indirect installment loans represent $675.7 million of total consumer loans.  Real estate construction and development loans include commercial construction and development and residential construction loans. Commercial construction loans are for small and medium sized office buildings and other commercial properties and residential construction loans are primarily for projects located in upstate New York and northeastern Pennsylvania.

Lease financing receivables primarily represent automobile financing to customers through direct financing leases and are carried at the aggregate of the lease payments receivable and the estimated residual values, net of unearned income and net deferred lease origination fees and costs. Net deferred lease origination fees and costs are amortized under the effective interest method over the estimated lives of the leases.

One of the most significant risks associated with leasing operations is the recovery of the residual value of the leased vehicles at the termination of the lease.  At termination, the lessor has the option to purchase the vehicle or may turn the vehicle over to the Company. The residual values included in lease financing receivables totaled $58.6 million and $58.4 million at December 31, 2008 and 2007, respectively.  The estimated residual value related to the total lease portfolio is reviewed quarterly.  If it is determined that there has been a decline in the estimated fair value of the residual that is judged by management to be other-than-temporary, including consideration of residual value insurance, a loss is recognized.  Adjustments related to such other-than-temporary declines in estimated fair value are recorded within noninterest expenses in the consolidated statements of income.  The Company recorded an other-than-temporary impairment charge on lease residual assets totaling $2.0 million during the third quarter of 2008 as a result of a decline in the fair value of lease residual assets associated with certain leased vehicles.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, summarizes the maturities of the commercial and agricultural and real estate construction and development loan portfolios and the sensitivity of those loans to interest rate fluctuations at December 31, 2008.  Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Table 4. Maturities and Sensitivities of Certain Loans to Changes in Interest Rates
	Remaining maturity at December 31, 2008
(In thousands)	Within One Year	After One Year But Within Five Years	After Five Years	Total
Floating/adjustable rate
Commercial, commercial real estate, agricultural,and agricultural real estate	$318,868	$100,704	$3,614	$423,186
Real estate construction and development	36,671	1,181	-	37,852
Total floating rate loans	355,539	101,885	3,614	461,038

Fixed rate
Commercial, commercial real estate, agricultural,and agricultural real estate	384,238	379,122	168,797	932,157
Real estate construction and development	15,289	3,950	10,770	30,009
Total fixed rate loans	399,527	383,072	179,567	962,166
Total	$755,066	$484,957	$183,181	$1,423,204

SECURITIES AND CORRESPONDING INTEREST AND DIVIDEND INCOME

The average balance of the amortized cost for securities available for sale decreased $21.0 million, or 1.9%, from $1.1 billion in 2007. The yield on average securities available for sale was 5.10% for 2008 compared to 5.05% in 2007.

The average balance of securities held to maturity increased from $144.5 million in 2007 to $149.8 million in 2008. At December 31, 2008, securities held to maturity were comprised primarily of tax-exempt municipal securities. The yield on securities held to maturity decreased from 6.16% in 2007 to 5.63% in 2008 due to reinvestments during 2008 in lower yielding securities resulting from interest rate cuts by the FRB during 2008.

The average balance of FRB and Federal Home Loan Bank (FHLB) stock increased to $39.7 million in 2008 from $34.0 million in 2007.  This increase was driven primarily by increases in average borrowings from 2007 to 2008, which directly impacts FHLB holdings.  The yield from investments in FRB and FHLB Banks decreased from 7.22% in 2007 to 6.13% in 2008 due to decreases in dividend rates from FHLB during 2008.

The Company classifies its securities at date of purchase as either available for sale, held to maturity or trading.  Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity.  Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. Held to maturity securities are recorded at amortized cost. Trading securities are recorded at fair value, with net unrealized gains and losses recognized in income.  Transfers of securities between categories are recorded at fair value at the date of transfer. A decline in the fair value of any available for sale or held to maturity security below cost that is deemed other-than-temporary is charged to earnings resulting in the establishment of a new cost basis for the security.  Securities with an other than temporary impairment are generally placed on non-accrual status.

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

Table 5. Securities Portfolio
	As of December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale
U.S. Treasury	$59	$67	$10,042	$10,077	$10,516	$10,487
Federal Agency and mortgage-backed	565,970	579,796	704,308	705,354	744,078	731,754
State & Municipal, collateralized mortgage obligations and other securities	532,918	539,802	418,654	424,683	361,854	364,081
Total securities available for sale	$1,098,947	$1,119,665	$1,133,004	$1,140,114	$1,116,448	$1,106,322

Securities held to maturity
Federal Agency and mortgage-backed	$2,372	$2,467	$2,810	$2,909	$3,434	$3,497
State & Municipal	136,259	137,263	145,458	145,767	132,213	132,123
Other securities	1,578	1,578	843	843	667	667
Total securities held to maturity	$140,209	$141,308	$149,111	$149,519	$136,314	$136,287

In the available for sale category at December 31, 2008, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; Mortgaged-backed securities were comprised of GSEs with an amortized cost of $313.7 million and a fair value of $321.0 million and US Government Agency securities with an amortized cost of $38.2 million and a fair value of $39.7 million; Collateralized mortgage obligations were comprised of GSEs with an amortized cost of $204.1 million and a fair value of $205.6 million and US Government Agency securities with an amortized cost of $172.0 million and a fair value of $174.6 million. At December 31, 2008, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2008:

(In thousands)	Amortized cost	Estimated fair value	Weighted Average Yield
Debt securities classified as available for sale
Within one year	$27,075	$27,447	4.36%
From one to five years	175,125	178,107	4.18%
From five to ten years	388,180	399,259	4.76%
After ten years	498,092	504,085	4.75%
	$1,088,472	$1,108,898
Debt securities classified as held to maturity
Within one year	$75,141	$75,192	2.98%
From one to five years	34,547	34,929	3.89%
From five to ten years	22,530	23,075	4.02%
After ten years	7,991	8,112	5.11%
	$140,209	$141,308

FUNDING SOURCES AND CORRESPONDING INTEREST EXPENSE

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  The average balance of interest-bearing liabilities increased $88.8 million, totaling $4.1 billion in 2008 from $4.0 billion in 2007.  The rate paid on interest-bearing liabilities decreased from 3.52% in 2007 to 2.64% in 2008. This decrease caused a decrease in interest expense of $32.7 million, or 23.2%, from $141.1 million in 2007 to $108.4 million in 2008.

DEPOSITS

Average interest bearing deposits decreased $34.3 million, or 1.0%, during 2008 compared to 2007. The decrease resulted primarily from a decrease in time deposits, partially offset by increases in money market deposits and NOW account deposits.  Average time deposits decreased $167.2 million or 10.0% during 2008 as compared to 2007. The decrease in average time deposits resulted primarily from decreases in municipal and negotiated rate time deposits.  Average money market deposits increased $114.9 million or 17.3% during 2008 when compared to 2007.  The increase in average money market deposits resulted primarily from an increase in personal money market deposits.  Average NOW accounts increased $35.9 million or 8.0% during 2008 as compared to 2007.  This increase was due primarily to increases in municipal NOW accounts.  The average balance of savings accounts decreased $18.0 million or 3.7% during 2008 when compared to 2007.  The average balance of demand deposits increased $43.2 million, or 6.8%, from $639.4 million in 2007 to $682.6 million in 2008.  This growth in demand deposits was driven principally by increases in accounts from retail customers.

The rate paid on average interest-bearing deposits decreased from 3.26% during 2007 to 2.35% in 2008. The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money market accounts and time deposits, which are sensitive to interest rate changes. The pricing decreases for these products resulted from decreases in short-term rates by the FRB during 2008 combined with an overall decrease in market rates.  The rates paid for money market deposit accounts decreased from 3.38% during 2007 to 1.85% during 2008.  The rate paid for savings deposits decreased from 0.89% in 2007 to 0.46% in 2008 and the rate paid on time deposits decreased from 4.54% during 2007 to 3.68% during 2008.

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2008 and December 31, 2007:

Table 6. Maturity Distribution of Time Deposits of $100,000 or More
	December 31,
(In thousands)	2008	2007
Within three months	$240,788	$446,347
After three but within twelve months	134,097	214,368
After one but within three years	35,735	28,468
Over three years	18,130	5,082
Total	$428,750	$694,265

BORROWINGS

Average short-term borrowings decreased $56.3 million to $223.8 million in 2008.  The average rate paid on short-term borrowings decreased from 4.62% in 2007 to 2.17% in 2008, which was primarily driven by the FRB decreasing the Fed Funds target rate (which directly impacts short-term borrowing rates) 400 bp in 2008.  Average long-term debt increased from $384.0 million in 2007 to $563.5 million in 2008, which was primarily due to the Company’s strategy of mitigating interest rate risk exposure by securing long term borrowings in the relatively low rate environment.

The average balance of trust preferred debentures remained at $75.4 million in 2008 compared to 2007.  The average rate paid for trust preferred debentures in 2008 was 6.29%, down from 6.74% in 2007. The decrease in rate on the trust preferred debentures is due primarily to the previously mentioned decrease in short-term rates during 2008.

Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit and  access  to  brokered  deposits  available  for  short-term  financing  of approximately  $771  million  and  $804  million  at December 31, 2008 and 2007, respectively.  Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control.  Long-term  debt,  which  is  comprised primarily of FHLB advances, are collateralized  by  the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket  lien  on  its  residential  real  estate  mortgage  loans.

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

NONPERFORMING ASSETS

Table 7. Nonperforming Assets
	As of December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Nonaccrual loans
Commercial and agricultural loans and real estate	$15,891	$20,491	$9,346	$9,373	$10,550
Real estate mortgages	3,803	1,372	2,338	2,009	2,553
Consumer	3,468	2,934	1,981	2,037	1,888
Troubled debt restructured loans	1,029	4,900	-	-	-
Total nonaccrual loans	24,191	29,697	13,665	13,419	14,991

Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	12	51	138	-	-
Real estate mortgages	770	295	682	465	737
Consumer	1,523	536	822	413	449
Total loans 90 days or more past due and still accruing	2,305	882	1,642	878	1,186
Total nonperforming loans	26,496	30,579	15,307	14,297	16,177
Other real estate owned	665	560	389	265	428
Total nonperforming loans and other real estate owned	27,161	31,139	15,696	14,562	16,605

Total nonperforming loans to loans and leases	0.73%	0.88%	0.45%	0.47%	0.56%
Total nonperforming loans and other real estate owned to total assets	0.51%	0.60%	0.31%	0.33%	0.39%
Total allowance for loan and lease losses to nonperforming loans	221.03%	177.19%	330.48%	331.92%	277.75%

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

Total nonperforming assets were $27.2 million at December 31, 2008, compared to $31.1 million at December 31, 2007.  Nonperforming loans totaled $26.5 million at December 31, 2008, down from $30.6 million outstanding at December 31, 2007.  The decrease in 2008 was primarily due to net charge-offs during the 12 month period ending December 31, 2008 related to two large commercial loans, both of which had been previously identified and reserved for in 2007.  The Company recorded a provision for loan and lease losses of $27.2 million during 2008 compared with $30.1 million for 2007.  This decrease was due primarily to the provision in the fourth quarter of 2007 related to one of the aforementioned loans and the overall decrease in nonperforming loans.  Nonperforming loans as a percentage of total loans and leases decreased to 0.73% for December 31, 2008 from 0.88% at December 31, 2007.  The allowance for loan and lease losses was 221.03% of non-performing loans at December 31, 2008 as compared to 177.19% at December 31, 2007.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, and agricultural real estate loans decreased to $11.3 million at December 31, 2008 as compared to $21.5 million at December 31, 2007. At December 31, 2008, $1.7 million of the total impaired loans had a specific reserve allocation of $0.6 million compared to $12.8 million of impaired loans at December 31, 2007 which had a specific reserve allocation of $5.1 million.

Total net charge-offs for 2008 were $22.8 million as compared with $26.5 million for 2007.  The decrease in net charge-offs for the 12 months ended December 31, 2008 was due primarily to higher charge-offs in 2007 related to one of the aforementioned loans.  The ratio of net charge-offs to average loans and leases was 0.64% for 2008 compared to 0.77% for 2007.  Gross charge-offs decreased $4.6 million, totaling $26.7 million for 2008 compared to $31.2 million for 2007.  Recoveries declined slightly from $4.7 million for the 12 months ended December 31, 2007 to $4.2 million for the 12 month period ending December 31, 2008.  The allowance for loan and lease losses as a percentage of total loans and leases was 1.60% at December 31, 2008 and 1.57% at December 31, 2007.

Table 8. Allowance for Loan and Lease Losses
(Dollars in thousands)	2008	2007	2006	2005	2004
Balance at January 1	$54,183	$50,587	$47,455	$44,932	$42,651
Loans and leases charged-off
Commercial and agricultural	14,464	20,349	6,132	3,403	4,595
Real estate mortgages	543	1,032	542	741	772
Consumer*	11,985	9,862	6,698	6,875	6,239
Total loans and leases charged-off	26,992	31,243	13,372	11,019	11,606
Recoveries
Commercial and agricultural	1,411	1,816	1,939	1,695	2,547
Real estate mortgages	68	125	239	438	215
Consumer*	2,713	2,804	2,521	1,945	1,510
Total recoveries	4,192	4,745	4,699	4,078	4,272
Net loans and leases charged-off	22,800	26,498	8,673	6,941	7,334
Allowance related to purchase acquisitions	-	-	2,410	-	-
Provision for loan and lease losses	27,181	30,094	9,395	9,464	9,615
Balance at December 31	$58,564	$54,183	$50,587	$47,455	$44,932
Allowance for loan and lease losses to loans and leases outstanding at end of year	1.60%	1.57%	1.48%	1.57%	1.57%
Net charge-offs to average loans and leases outstanding	0.64%	0.77%	0.26%	0.23%	0.27%

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

In addition to the nonperforming loans discussed above, the Company has also identified approximately $95.4 million in potential problem loans at December 31, 2008 as compared to $73.3 million at December 31, 2007. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At December 31, 2008 and 2007, potential problem loans primarily consisted of commercial and agricultural loans.  At December 31, 2008, there were 21 potential problem loans that exceeded $1.0 million, totaling $41.2 million in aggregate compared to 13 potential problem loans exceeding $1.0 million, totaling $28.5 million at December 31, 2007. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

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

Table 9. Allocation of the Allowance for Loan and Lease Losses
	December 31,
	2008		2007		2006		2005		2004
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of of Loans
Commercial and agricultural	$33,231	39%	$32,811	41%	$28,149	43%	$30,257	43%	$28,158	44%
Real estate mortgages	3,143	20%	3,277	21%	3,377	22%	3,148	23%	4,029	25%
Consumer	21,908	41%	17,362	38%	17,327	35%	12,402	34%	10,887	31%
Unallocated	282	0%	733	0%	1,734	0%	1,648	0%	1,858	0%
Total	$58,564	100%	$54,183	100%	$50,587	100%	$47,455	100%	$44,932	100%

For 2008, the reserve allocation for commercial and agricultural loans increased slightly to $33.2 million from $32.8 million in 2007.  The reserve allocation for real estate mortgages decreased slightly from $3.3 million in 2007 to $3.1 million in 2008.  The reserve allocation for consumer loans increased from $17.4 million in 2007 to $21.9 million in 2008.  This 26.2% increase was due in large part to the 13.7% increase in consumer loans from 2007 to 2008.

At December 31, 2008, approximately 59.8% of the Company’s loans are secured by real estate located in central and northern New York and northeastern Pennsylvania.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that the Company has ever actively pursued.  The market does not apply a uniform definition of what constitutes “subprime” lending.  Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies, or the Agencies, on June 29, 2007, which further referenced the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.  In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards.  The Agencies recognize that many prime loan portfolios will contain such accounts.  The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena.  According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a FICO score of 660 or below.  Based upon the definition and exclusions described above, the Company is a prime lender.  Within the loan portfolio, there are loans that, at the time of origination, had FICO scores of 660 or below.  However, since the Company is a portfolio lender, it reviews all data contained in borrower credit reports and does not base underwriting decisions solely on FICO scores.  We believe the aforementioned loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.

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

The primary liquidity measurement the Company utilizes is called Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At December 31, 2008, the Company’s Basic Surplus measurement was 6.6% of total assets or $352 million, which was above the Company’s minimum of 5% (calculated at $267 million of period end total assets at December 31, 2008) set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet.  Investment decisions and deposit pricing strategies are impacted by the liquidity position.  At December 31, 2008, the Company considered its Basic Surplus position to be adequate.  However, certain events may adversely impact the Company’s liquidity position in 2009.  Improvement in the economy may increase demand for equity related products or increase competitive pressure on deposit pricing, which in turn, could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2009.  These scenarios could lead to a decrease in the Company’s basic surplus measure below the minimum policy level of 5%.  To manage this risk, the Company has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures was $771 million at December 31, 2008.

At December 31, 2008, a portion of the Company’s loans and securities were pledged as collateral on borrowings.  Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $87.4 million in 2008 and $85.8 million in 2007. The critical elements of net operating cash flows include net income, after adding back provision for loan and lease losses, and depreciation and amortization.

Net cash used in investing activities totaled $216.6 million in 2008 and $97.6 million in 2007. Critical elements of investing activities are loan and investment securities transactions. The increase in cash used in investing activities in 2008 was primarily due to loan growth in 2008 as compared with 2007.  The net increase in loans was $220.7 million in 2008 as compared to $70.1 million in 2007.

Net cash flows provided by financing activities totaled $76.6 million in 2008 and $36.0 million in 2007. The critical elements of financing activities are proceeds from deposits, borrowings, and stock issuances.  In addition, financing activities are impacted by dividends and treasury stock transactions.  In 2008, the Company had a net decrease in short term borrowings of approximately $162.0 million as compared with a net increase in short-term borrowings of $23.1 million in 2007.  This decrease in short-term borrowings in 2008 was offset by an increase from proceeds from long-term debt in 2008 over 2007.  Proceeds from the issuance of long-term debt totaled $340.0 million in 2008 and $150.0 million in 2007.  In addition, the Company purchased 272,840 shares of its common stock for approximately $5.9 million during 2008 as compared with the purchase of 2,261,267 shares of its common stock for approximately $49.0 million in 2007.

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements and operating leases at December 31, 2008 are as follows:

Contractual Obligations
(In thousands)
	Payments Due by Period
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$40,000	$79,000	$89,444	$25,025	$150,000	$248,740	$632,209
Trust preferred debentures	-	-	-	-	-	75,422	75,422
Operating lease obligations	4,226	3,677	3,440	3,025	2,343	19,555	36,266
Retirement plan obligations	4,566	4,619	4,637	4,728	4,864	37,000	60,414
Data processing commitments	10,294	9,569	1,037	259	-	-	21,159
Total contractual obligations	$59,086	$96,865	$98,558	$33,037	$157,207	$380,717	$825,470

OFF-BALANCE SHEET RISK COMMITMENTS TO EXTEND CREDIT

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures.  At December 31, 2008 and 2007, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $537.6 million and $546.8 million, respectively.  In the opinion of management, there are no material commitments to extend credit, including unused lines of credit, that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

STAND-BY  LETTERS  OF  CREDIT

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its stand-by letters of credit.  The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products.  Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  At December 31, 2008 and 2007, outstanding stand-by letters of credit were approximately $27.6 million and $27.5 million, respectively. The fair value of the Company’s stand-by letters of credit at December 31, 2008 and 2007 was not significant.  The  following  table  sets  forth  the commitment expiration  period  for  stand-by  letters  of  credit  at  December  31,  2008:

Commitment Expiration of Stand-by Letters of Credit
Within one year	$11,601
After one but within three years	14,795
After three but within five years	1,235
After five years	-
Total	$27,631

LOANS SERVICED FOR OTHERS AND LOANS SOLD WITH RECOURSE

The total amount of loans serviced by the Company for unrelated third parties was approximately $141.4 million and $125.5 million at December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, the Company serviced $11.2 million and $8.9 million, respectively, of loans sold with recourse. Due to collateral on these loans, no reserve is considered necessary at December 31, 2008 and 2007.

CAPITAL RESOURCES

Consistent with its goal to operate a sound and profitable financial institution, the Company actively seeks to maintain a “well-capitalized” institution in accordance with regulatory standards. The principal source of capital to the Company is earnings retention. The Company’s capital measurements are in excess of both regulatory minimum guidelines and meet the requirements to be considered well-capitalized.

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

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2008, approximately $46.6 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

STOCK REPURCHASE PLAN

Under previously disclosed stock repurchase plans, the Company purchased 272,840 shares of its common stock during the year ended December 31, 2008, for a total of $5.9 million at an average price of $21.77 per share.  There were no shares purchased during the three month period ended December 31, 2008.  At December 31, 2008, there were 1,203,040 shares available for repurchase under previously announced plans.

NONINTEREST INCOME

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years ended December 31,
(In thousands)	2008	2007	2006
Service charges on deposit accounts	$28,143	$22,742	$17,590
Broker/dealer and insurance revenue	8,726	4,255	3,936
Trust	7,278	6,514	5,629
Bank owned life insurance income	2,416	1,831	1,629
ATM fees	8,832	8,185	7,086
Retirement plan administration fees	6,308	6,336	5,536
Other	8,468	7,723	8,098
Total before net securities gains (losses)	70,171	57,586	49,504
Net securities gains (losses)	1,535	2,113	(875)
Total	$71,706	$59,699	$48,629

Noninterest income for the year ended December 31, 2008 was $71.7 million, up $12.0 million or 20.1% from $59.7 million for the same period in 2007.  The increase in noninterest income was due primarily to an increase in service charges on deposit accounts and ATM and debit card fees, which collectively increased $6.0 million due to various initiatives in 2008.  In addition, trust administration income increased $0.8 million for the year ended December 31, 2008, compared with the same period in 2007.  This increase stems primarily from an increase in customer accounts resulting from successful business development.  Broker/dealer and insurance revenue increased approximately $4.5 million for the year ended December 31, 2008, primarily due to the acquisition of Mang Insurance Agency, LLC during the third quarter of 2008.  Other noninterest income increased $0.7 million for the year ended December 31, 2008, compared with the same period in 2007.  This increase was due primarily to a death benefit realized during the fourth quarter of 2008 from a life insurance policy.  Net securities gains for the year ending December 31, 2008 were $1.5 million, compared with $2.1 million for the year ending December 31, 2007.  Excluding the effects of these securities transactions, noninterest income increased $12.6 million, or 21.9%, for the years ended December 31, 2008, compared with 2007.

NONINTEREST  EXPENSE

Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the years indicated:

	Years ended December 31,
(In thousands)	2008	2007	2006
Salaries and employee benefits	$71,159	$59,516	$62,877
Occupancy	13,781	11,630	11,518
Equipment	7,539	7,422	8,332
Data processing and communications	12,694	11,400	10,454
Professional fees and outside services	10,476	9,135	7,761
Office supplies and postage	5,346	5,120	5,330
Amortization of intangible assets	2,105	1,645	1,649
Loan collection and other real estate owned	2,494	1,633	1,351
Impairment on lease residual assets	2,000	-	-
Other	19,219	15,016	13,694
Total noninterest expense	$146,813	$122,517	$122,966

Noninterest expense for the year ended December 31, 2008 was $146.8 million, up from $122.5 million for the same period in 2007.  Salaries and employee benefits increased $11.6 million, or 19.6%, for the year ended December 31, 2008, compared with the same period in 2007.  This increase was due primarily to increases in full time equivalent employees during 2008 and reduced levels of incentive compensation in 2007 compared with 2008.  The increase in full time equivalent employees was largely due to new branch activity and the aforementioned acquisition.  Occupancy, equipment and data processing and communications expenses were $34.0 million for the year ended December 31, 2008, up $3.5 million, or 11.7%, from $30.5 million for the year ended December 31, 2007.  This increase was due primarily to an increase in expenses related to new branch activity during the past year.  Professional fees and outside services increased $1.3 million for the year ended December 31, 2008, compared with the same period in 2007, due primarily to increases in legal and audit fees incurred in 2008, as well as increases in fees related to the aforementioned noninterest income initiatives.  Loan collection and other real estate owned expenses were $2.5 million for the year ended December 31, 2008, up from $1.6 million for same period in 2007.  The Company recorded an other than temporary impairment charge on lease residual assets totaling $2.0 million during the third quarter of 2008 as a result of declines in the fair value of lease residual assets associated with certain leased vehicles.  Other operating expenses were $19.2 million for the year ended December 31, 2008, up $4.2 million from $15.0 million for the year ended December 31, 2007.  This increase resulted primarily from losses incurred from sales of certain returned lease vehicles totaling approximately $1.4 million during the period due to reduced values of those vehicles.  In addition, Federal Deposit Insurance Corporation (“FDIC”) insurance premiums increased approximately $1.4 million for the year ended December 31, 2008, compared with the same period in 2007.

INCOME TAXES

Income tax expense for the year ended December 31, 2008 was $25.4 million, up from $21.8 million for the same period in 2007.  The effective rates were 30.3% and 30.2% for the years ended December 31, 2008 and 2007, respectively.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when identified, which is generally in the third quarter of the subsequent year for U.S. federal and state provisions.

The amount of income taxes the Company pays is subject at times to ongoing audits by federal and state tax authorities, which often result in proposed assessments. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company believes that it has adequately provided for any reasonably foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to the estimated tax liabilities in the period the assessments are proposed or resolved or when statutes of limitation on potential assessments expire. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly or annual basis.

2007 OPERATING RESULTS AS COMPARED TO 2006 OPERATING RESULTS

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

The average balance of securities held to maturity increased from $115.6 million in 2006 to $144.5 million in 2007. At December 31, 2007, securities held to maturity were comprised primarily of tax-exempt municipal securities. The yield on securities held to maturity increased from 6.11% in 2006 to 6.16% in 2007 from higher yields for tax-exempt securities purchased during 2007. Investments in FRB and FHLB stock decreased to $34.0 million in 2007 from $39.4 million in 2006.  This decrease was driven primarily by a decrease in the investment in FHLB resulting from a decrease in the Company’s borrowing capacity at FHLB. The yield from investments in FRB and FHLB Banks increased from 5.26% in 2006 to 7.22% in 2007.

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

NONINTEREST INCOME

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

The primary tool utilized by ALCO to manage interest rate risk is a balance sheet/income statement simulation model (interest rate sensitivity analysis). Information such as principal balance, interest rate, maturity date, cash flows, next repricing date (if needed), and current rates is uploaded into the model to create  an  ending  balance  sheet.  In addition, ALCO makes certain assumptions regarding prepayment speeds for loans and leases and mortgage related investment securities along with any optionality within the deposits and borrowings. The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period. Two additional models are run in which a gradual increase of 200 bp and a gradual decrease of 100 bp takes place over a 12 month period with a static balance sheet.  Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions. Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

In the declining rate scenario, net interest income is projected to decrease slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing downward, given potential higher prepayments and lower reinvestment rates, slightly faster than the interest bearing liabilities that are at or near their floors.  In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario. The potential impact on earnings is dependent on the ability to lag deposit repricing. Net interest income for the next twelve months in the +200/-100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes  the  percentage  change  in  net  interest  income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income  in  the  flat  rate  scenario  using the December 31, 2008 balance sheet position:

Table 10. Interest Rate Sensitivity Analysis
Change in interest rates	Percent change
(In basis points)	in net interest income
+200	(1.20%)
-100	(0.78%)

Under the flat rate scenario with a static balance sheet, net interest income is anticipated to remain roughly the same as total net interest income for 2008.  The Company anticipates that under the current low rate environment, on a monthly basis, interest income is expected to decrease at a faster rate than interest expense given the potential higher prepayments and reinvestment into lower rates as deposit rates are at or near their respective floors.  In order to protect net interest income from anticipated net interest margin compression, the Company will continue to focus on increasing earning assets through loan growth and leverage opportunities.  However, if the Company cannot maintain the level of earning assets at December 31, 2008, the Company would expect net interest income to decline in 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

Albany,  New  York
February 27, 2009

Consolidated Balance Sheets
	As of December 31,
(In thousands, except share and per share data)	2008	2007
Assets
Cash and due from banks	$107,409	$155,495
Short-term interest bearing accounts	2,987	7,451
Securities available for sale, at fair value	1,119,665	1,132,230
Securities held to maturity (fair value $141,308 and $149,519)	140,209	149,111
Federal Reserve and Federal Home Loan Bank stock	39,045	38,102
Loans and leases	3,651,911	3,455,851
Less allowance for loan and lease losses	58,564	54,183
Net loans and leases	3,593,347	3,401,668
Premises and equipment, net	65,241	64,042
Goodwill	114,838	103,398
Intangible assets, net	23,367	10,173
Bank owned life insurance	46,030	43,614
Other assets	83,950	96,492
Total assets	$5,336,088	$5,201,776

Liabilities
Demand (noninterest bearing)	$685,495	$666,698
Savings, NOW, and money market	1,885,551	1,614,289
Time	1,352,212	1,591,106
Total deposits	3,923,258	3,872,093
Short-term borrowings	206,492	368,467
Long-term debt	632,209	424,887
Trust preferred debentures	75,422	75,422
Other liabilities	66,862	63,607
Total liabilities	4,904,243	4,804,476

Stockholders’ equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares at December 31, 2008 and 2007	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at December 31, 2008 and 2007; issued 36,459,344 and 36,459,421 at December 31, 2008 and 2007, respectively	365	365
Additional paid-in-capital	276,418	273,275
Retained earnings	245,340	215,031
Accumulated other comprehensive loss	(8,204)	(3,575)
Common stock in treasury, at cost, 3,853,548 and 4,133,328 shares at December 31, 2008 and 2007, respectively	(82,074)	(87,796)
Total stockholders’ equity	431,845	397,300
Total liabilities and stockholders’ equity	$5,336,088	$5,201,776

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
(In thousands, except per share data)	2008	2007	2006
Interest, fee, and dividend income
Interest and fees on loans and leases	$232,155	$242,497	$230,042
Securities available for sale	54,048	54,847	51,599
Securities held to maturity	5,588	5,898	4,730
Other	2,623	2,875	2,471
Total interest, fee, and dividend income	294,414	306,117	288,842
Interest expense
Deposits	76,132	106,574	87,798
Short-term borrowings	4,847	12,943	15,448
Long-term debt	22,642	16,486	17,063
Trust preferred debentures	4,747	5,087	4,700
Total interest expense	108,368	141,090	125,009
Net interest income	186,046	165,027	163,833
Provision for loan and lease losses	27,181	30,094	9,395
Net interest income after provision for loan and lease losses	158,865	134,933	154,438
Noninterest income
Service charges on deposit accounts	28,143	22,742	17,590
Broker/dealer and insurance revenue	8,726	4,255	3,936
Trust	7,278	6,514	5,629
Net securities gains (losses)	1,535	2,113	(875)
Bank owned life insurance	2,416	1,831	1,629
ATM and debit card fees	8,832	8,185	7,086
Retirement plan administration fees	6,308	6,336	5,536
Other	8,468	7,723	8,098
Total noninterest income	71,706	59,699	48,629
Noninterest expense
Salaries and employee benefits	71,159	59,516	62,877
Occupancy	13,781	11,630	11,518
Equipment	7,539	7,422	8,332
Data processing and communications	12,694	11,400	10,454
Professional fees and outside services	10,476	9,135	7,761
Office supplies and postage	5,346	5,120	5,330
Amortization of intangible assets	2,105	1,645	1,649
Loan collection and other real estate owned	2,494	1,633	1,351
Impairment on lease residual assets	2,000	-	-
Other	19,219	15,016	13,694
Total noninterest expense	146,813	122,517	122,966
Income before income tax expense	83,758	72,115	80,101
Income tax expense	25,405	21,787	24,154
Net income	$58,353	$50,328	$55,947
Earnings per share
Basic	$1.81	$1.52	$1.65
Diluted	1.80	1.51	1.64

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2008, 2007, and 2006 (In thousands except share and per share data)	Common stock	Additional paid-in- capital	Retained earnings	Unvested restricted Stock	Accumulated other comprehensive loss	Common stock in treasury	Total
Balance at December 31, 2005	$344	$219,157	$163,989	$(457)	$(6,477)	$(42,613)	$333,943
Net income	-	-	55,947	-	-	-	55,947
Cash dividends- $0.76 per share	-	-	(26,018)	-	-	-	(26,018)
Purchase of 766,004 treasury shares	-	-	-	-	-	(17,111)	(17,111)
Issuance of 2,058,661 shares of common stock in connection with purchase business combination	21	48,604	-	-	-	-	48,625
Issuance of 237,278 incentive stock options in purchase transaction	-	1,955	-	-	-	-	1,955
Acquisition of 2,500 shares of company stock in purchase transaction	-	-	-	-	-	(55)	(55)
Net issuance of 595,447 shares to employee benefit plans and other stock plans, including excess tax benefit	-	1,244	(2,148)	-	-	12,508	11,604
Reclassification adjustment from the adoption of FAS123R	-	(457)	-	457	-	-	-
Stock-based compensation expense	-	2,509	-	-	-	-	2,509
Net issuance of 73,515 shares of restricted stock awards	-	(1,499)	-	-	-	1,499	-
Forfeiture of 2,625 shares of restricted stock	-	15	-	-	-	(60)	(45)
Other comprehensive income	-	-	-	-	84	-	84
Adjustment to initially apply SFAS No. 158, net of tax	-	-	-	-	(7,621)	-	(7,621)
Balance at December 31, 2006	$365	$271,528	$191,770	$-	$(14,014)	$(45,832)	$403,817
Net income	-	-	50,328	-	-	-	50,328
Cash dividends - $0.79 per share	-	-	(26,226)	-	-	-	(26,226)
Purchase of 2,261,267 treasury shares	-	-	-	-	-	(48,957)	(48,957)
Net issuance of 254,929 shares to employee benefit
plans and other stock plans, including excess tax benefit	-	383	(841)	-	-	5,526	5,068
Stock-based compensation	-	2,831	-	-	-	-	2,831
Net issuance of 76,559 shares of restricted stock awards	-	(1,467)	-	-	-	1,467	-
Other comprehensive income	-	-	-	-	10,439	-	10,439
Balance at December 31, 2007	$365	$273,275	$215,031	$-	$(3,575)	$(87,796)	$397,300
Cumulative effect adjustment to record liability for split-dollar life insurance policies	-	-	(1,518)	-	-	-	(1,518)
Net income	-	-	58,353	-	-	-	58,353
Cash dividends - $0.80 per share	-	-	(25,830)	-	-	-	(25,830)
Purchase of 272,840 treasury shares	-	-	-	-	-	(5,939)	(5,939)
Net issuance of 536,487 shares to employee benefit
plans and other stock plans, including excess tax benefit	-	1,406	(696)	-	-	11,249	11,959
Stock-based compensation	-	2,213	-	-	-	-	2,213
Net issuance of 25,200 shares of restricted stock awards	-	(566)	-	-	-	566	-
Forfeiture of 9,067 shares of restricted stock	-	90	-	-	-	(154)	(64)
Other comprehensive loss	-	-	-	-	(4,629)	-	(4,629)
Balance at December 31, 2008	$365	$276,418	$245,340	$-	$(8,204)	$(82,074)	$431,845

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
	Years ended December 31,
(In thousands)	2008	2007	2006
Operating activities
Net income	$58,353	$50,328	$55,947
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	27,181	30,094	9,395
Depreciation and amortization of premises and equipment	5,220	5,295	6,074
Net accretion on securities	423	105	178
Amortization of intangible assets	2,105	1,645	1,649
Stock based compensation	2,213	2,831	2,509
Bank owned life insurance income	(2,416)	(1,831)	(1,629)
Deferred income tax expense	4,778	2,244	9,767
Proceeds from sale of loans held for sale	26,745	30,427	36,407
Originations and purchases of loans held for sale	(27,760)	(31,086)	(33,601)
Net gains on sales of loans held for sale	(170)	(112)	(85)
Net security (gains) losses	(1,535)	(2,113)	875
Net gains on sales of other real estate owned	(230)	(442)	(374)
Impairment on lease residual assets	2,000	-	-
Net gain on sale of branch	-	-	(470)
Net decrease (increase) in other assets	194	(8,393)	(18,800)
Net (decrease) increase in other liabilities	(9,775)	6,848	(2,325)
Net cash provided by operating activities	87,326	85,840	65,517
Investing activities
Net cash paid for sale of branch	-	-	(2,307)
Net cash used in CNB Bancorp, Inc. merger	-	-	(21,223)
Net cash used in Mang Insurance Agency, LLC acquisition	(26,233)	-	-
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	413,560	233,312	217,232
Proceeds from sales	6,800	55,758	42,292
Purchases	(392,957)	(303,465)	(265,052)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	91,309	70,234	45,990
Purchases	(82,525)	(83,186)	(80,485)
Net increase in loans	(220,700)	(70,061)	(211,280)
Net (increase) decrease in Federal Reserve and FHLB stock	(943)	710	1,447
Purchases of premises and equipment, net	(6,039)	(2,355)	(4,176)
Proceeds from sales of other real estate owned	1,150	1,408	1,028
Net cash used in investing activities	(216,578)	(97,645)	(276,534)
Financing activities
Net increase in deposits	51,165	75,855	307,033
Net (decrease) increase in short-term borrowings	(161,975)	23,059	(99,569)
Proceeds from issuance of long-term debt	340,027	150,000	95,000
Repayments of long-term debt	(132,705)	(142,841)	(114,157)
Proceeds from the issuance of trust preferred debentures	-	-	51,547
Excess tax benefit from exercise of stock options	1,406	715	466
Proceeds from the issuance of shares to employee benefit plans and other stock plans	10,553	4,353	10,131
Purchases of treasury stock	(5,939)	(48,957)	(17,111)
Cash dividends and payments for fractional shares	(25,830)	(26,226)	(26,018)
Net cash provided by financing activities	76,702	35,958	207,322
Net (decrease) increase in cash and cash equivalents	(52,550)	24,153	(3,695)
Cash and cash equivalents at beginning of year	162,946	138,793	142,488
Cash and cash equivalents at end of year	$110,396	$162,946	$138,793

Supplemental disclosure of cash flow information
Cash paid during the year for:	2008	2007	2006
Interest	$113,597	$138,791	$121,447
Income taxes	17,081	18,007	19,914
Noncash investing activities:
Loans transferred to other real estate owned	$1,025	$1,137	$778
Dispositions:
Fair value of assets sold	$-	$-	$3,453
Fair value of liabilities transferred	-	-	5,760
Acquisitions:
Fair value of assets acquired	$30,062	$-	$422,097
Goodwill and identifiable intangible assets recognized in purchase combination	27,107	-	65,637
Fair value of liabilities assumed	3,829	-	360,648
Fair value of equity issued in purchase combination	-	-	50,525

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
	As of December 31,
(In thousands)	2008	2007	2006
Net income	$58,353	$50,328	$55,947
Other comprehensive (loss) income, net of tax
Unrealized net holding gains (losses) arising during the year (pre-tax amounts of $15,143, $19,347, and $(737)	9,138	11,618	(442)
Reclassification adjustment for net (gains) losses related to securities available for sale included in net income (pre-tax amounts of $(1,535), $(2,113), and $875)	(921)	(1,270)	526
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $378, $481 and $0)	227	288	-
Decrease in unrecognized actuarial amounts (pre-tax amounts of $(21,087), $(326) and $0)	(13,073)	(197)	-
Total other comprehensive (loss) income	(4,629)	10,439	84
Comprehensive income	$53,724	$60,767	$56,031

See accompanying notes to consolidated financial statements.

NBT BANCORP INC. AND SUBSIDIARIES:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of NBT Bancorp Inc. (Bancorp) and its subsidiaries, NBT Bank, N.A. (NBT Bank), NBT Holdings, Inc., and NBT Financial Services, Inc., conform, in all material respects, to accounting principles generally accepted in the United States of America (GAAP) and to general practices within the banking industry. Collectively, Bancorp and its subsidiaries are referred to herein as “the Company.”

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Estimates associated with the allowance for loan losses, other real estate owned (“OREO”), income taxes, pension expense, fair values of lease residual assets, fair values of financial instruments and status of contingencies, and other-than-temporary impairment on investments are particularly susceptible to material change in the near term.  In connection with the determination of the allowance for loan and lease losses and the valuation of other real estate owned, management obtains appraisals for properties.

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

The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity under GAAP. Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. As defined in applicable accounting standards, variable interest entities (VIEs) are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in an entity is present when an enterprise has a variable interest, or a combination of variable interests, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. The Company’s wholly owned subsidiaries CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II are VIEs for which the Company is not the primary beneficiary. Accordingly, the accounts of these entities are not included in the Company’s consolidated financial statements.

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

Loans and leases are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans and leases are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.  When a loan or lease is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan and lease losses.

If ultimate repayment of a nonaccrual loan is expected, any payments received are applied in accordance with contractual terms. If ultimate repayment of principal is not expected, any payment received on a nonaccrual loan is applied to principal until ultimate repayment becomes expected. Nonaccrual loans are returned to accrual status when they become current as to principal and interest and demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest.  When in the opinion of management the collection of principal appears unlikely, the loan balance is charged-off in total or in part.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives.  Core deposit intangibles at the Company are generally amortized over 7 to 25 years using the straight-line methods for all periods presented.  Covenants not to compete are amortized on a straight-line basis.  Customer lists are amortized using an accelerated method.

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

STOCK-BASED COMPENSATION

The fair value of stock-based awards is determined on the date of grant, and is recognized as compensation expense over the vesting period of the awards.

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

LOAN SALES AND LOAN SERVICING

The Company originates and services residential mortgage loans for consumers and sells 15-year, 20-year and 30-year residential real estate mortgages in the secondary market, while retaining servicing rights on the sold loans.  Loan sales are recorded when the sales are funded.  Mortgage servicing rights are recorded at fair value upon sale of the loan.

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

COMPREHENSIVE INCOME

At the Company, comprehensive income represents net income plus other comprehensive income (loss), which consists primarily of the net change in unrealized gains or losses on securities available for sale for the period and changes in the funded status of employee benefit plans. Accumulated other comprehensive (loss) income represents the net unrealized gains or losses on securities available for sale and the previously unrecognized portion of the funded status of employee benefit plans, net of income taxes, as of the consolidated balance sheet dates.

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

FAIR VALUE MEASUREMENTS

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), effective January 1, 2008.   SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised SFAS  No. 141, "Business Combinations," (“SFAS No. 141”) or SFAS No. 141(R).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.

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

In February 2008, the FASB issued FASB Staff Position FAS 140-3, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“FSP FAS 140-3”). FSP FAS 140-3 was issued to provide guidance on accounting for a transfer of a financial asset and repurchase financing. FSP FAS 140-3 presumes that an initial transfer of a financial asset and repurchase financing are considered part of the same arrangement (“linked transaction”) under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. However, if certain criteria are met, the initial transfer and repurchase financing should not be evaluated as a linked transaction and should be evaluated separately under SFAS No. 140. FSP FAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Earlier application is not permitted. FSP FAS 140-3 should be applied prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after the beginning of the fiscal year for which FSP FAS 140-3 is effective.  The adoption did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS No. 161 did not have a material impact on our financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities.  The hierarchy under SFAS 162 is as follows:  A) FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (“AICPA”) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB; B) FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position; C) AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (“EITF”), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics); and D) Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.  The Statement was effective November 15, 2008.  SFAS No. 162 did not have a material impact on the Company’s financial condition or results of operations.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  FSP EITF 03-6-1 is not expected to have a material impact on the Company’s financial condition or results of operations.

(2) MERGER AND ACQUISITION ACTIVITY

On September 1, 2008, the Company completed the acquisition of Mang Insurance Agency, LLC (“Mang”), headquartered in Binghamton, New York.  As part of the acquisition, the Company acquired approximately $15.3 million of intangible assets and $11.8 million of goodwill, which has been allocated to NBT Holdings, Inc. for reporting purposes.  The results of operations are included in the consolidated financial statements from the date of acquisition, September 1, 2008.

(3) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the years presented in the consolidated statements of income:

	Years ended December 31,
	2008			2007			2006
(In thousands, except per share data)	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
Basic earnings per share	$58,353	32,152	$1.81	$50,328	33,165	$1.52	$55,947	33,886	$1.65
Effect of dilutive securities
Stock based compensation		275			256			320
Diluted earnings per share	$58,353	32,427	$1.80	$50,328	33,421	$1.51	$55,947	34,206	$1.64

There were approximately 328,000, 628,000, and 356,000 weighted average stock options for the years ended December 31, 2008, 2007, and 2006, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during  these  periods.

(4)  FEDERAL RESERVE BANK REQUIREMENT

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 31, 2008 was $26.9 million.

(5) SECURITIES

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2008
U.S. Treasury	$59	$8	$-	$67
Federal Agency	213,997	5,211	41	219,167
State & municipal	126,369	2,374	770	127,973
Mortgage-backed	351,973	8,755	99	360,629
Collateralized mortgage obligations	376,058	5,656	1,437	380,277
Corporate	20,016	769	-	20,785
Other securities	10,475	1,279	987	10,767
Total securities available for sale	$1,098,947	$24,052	$3,334	$1,119,665
December 31, 2007
U.S. Treasury	$10,042	$35	$-	$10,077
Federal Agency	322,723	4,352	28	327,047
State & municipal	112,647	2,122	108	114,661
Mortgage-backed	381,585	1,195	4,473	378,307
Collateralized mortgage obligations	288,222	2,496	1,103	289,615
Corporate	1,186	27	-	1,213
Other securities	8,715	2,746	151	11,310
Total securities available for sale	$1,125,120	$12,973	$5,863	$1,132,230

In the available for sale category at December 31, 2008, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSEs with an amortized cost of $313.7 million and a fair value of $321.0 million and US Government Agency securities with an amortized cost of $38.2 million and a fair value of $39.7 million; collateralized mortgage obligations were comprised of GSEs with an amortized cost of $204.1 million and a fair value of $205.6 million and US Government Agency securities with an amortized cost of $172.0 million and a fair value of $174.6 million.

In the available for sale category at December 31, 2007, federal agency securities were comprised of GSE securities; mortgaged-backed securities were comprised of GSEs with an amortized cost of $342.0 million and a fair value of $338.5 million and US Government Agency securities with an amortized cost of $39.5 million and a fair value of $39.8 million; collateralized mortgage obligations were comprised of GSEs with an amortized cost of $179.1 million and a fair value of $180.1 million and US Government Agency securities with an amortized cost of $109.1 million and a fair value of $109.5 million.

Others securities primarily represent marketable equity securities.

The following table sets forth information with regard to sales transactions of securities available for sale:

	Years ended December 31
(In thousands)	2008	2007	2006
Proceeds from sales	$6,800	$55,758	$42,292
Gross realized gains	$1,780	$2,248	$618
Gross realized losses	(245)	(135)	(1,493)
Net securities gains (losses)	$1,535	$2,113	$(875)

At December 31, 2008 and 2007, securities available for sale with amortized costs totaling $891.6 million and $962.9 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at December 31, 2008, securities available for sale with an amortized cost of $165.7 million were pledged as collateral for securities sold under the repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
December 31, 2008
Mortgage-backed	$2,372	$95	$-	$2,467
State & municipal	136,259	1,048	44	137,263
Other securities	1,578	-	-	1,578
Total securities held to maturity	$140,209	$1,143	$44	$141,308
December 31, 2007
Mortgage-backed	$2,810	$99	$-	$2,909
State & municipal	145,458	439	130	145,767
Other securities	843	-	-	843
Total securities held to maturity	$149,111	$538	$130	$149,519

At December 31, 2008, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

The following table sets forth information with regard to investment securities with unrealized losses at December 31, 2008 and 2007, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
Security Type:	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

December 31, 2008
U.S. Treasury	$-	$-	$-	$-	$-	$-
Federal agency	9,959	(41)	-	-	9,959	(41)
State & municipal	17,024	(412)	15,112	(402)	32,136	(814)
Mortgage-backed	2,105	(28)	7,336	(71)	9,441	(99)
Collateralized mortgage obligations	46,865	(1,301)	15,682	(136)	62,547	(1,437)
Other securities	5,276	(947)	704	(40)	5,980	(987)
Total securities with unrealized losses	$81,229	$(2,729)	$38,834	$(649)	$120,063	$(3,378)

December 31, 2007
U.S. Treasury	$-	$-	$-	$-	$-	$-
Federal agency	-	-	29,971	(28)	29,971	(28)
State & municipal	5,284	(31)	28,141	(207)	33,425	(238)
Mortgage-backed	666	(1)	268,751	(4,472)	269,417	(4,473)
Collateralized mortgage obligations	525	(22)	65,212	(1,081)	65,737	(1,103)
Other securities	613	(20)	423	(131)	1,036	(151)
Total securities with unrealized losses	$7,088	$(74)	$392,498	$(5,919)	$399,586	$(5,993)

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of December 31, 2008, management also had the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of December 31, 2008, management believes the impairments detailed in the table above are temporary and minimal impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2008:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$27,075	$27,447
From one to five years	175,125	178,107
From five to ten years	388,180	399,259
After ten years	498,092	504,085
	$1,088,472	$1,108,898
Debt securities classified as held to maturity
Within one year	$75,141	$75,192
From one to five years	34,547	34,929
From five to ten years	22,530	23,075
After ten years	7,991	8,112
	$140,209	$141,308

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2008 and 2007.

(6)  LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of loans and leases, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2008	2007
Residential real estate mortgages	$722,723	$719,182
Commercial	572,059	593,077
Commercial real estate	669,720	621,820
Real estate construction and development	67,859	81,350
Agricultural and agricultural real estate mortgages	113,566	116,190
Consumer	795,123	655,375
Home equity	627,603	582,731
Lease financing	83,258	86,126
Total loans and leases	$3,651,911	$3,455,851

Included in the above loans and leases are net deferred loan origination costs totaling $4.2 million and $3.3 million at December 31, 2008 and December 31, 2007, respectively.  Also included is unearned income of $7.3 million and $7.4 million at December 31, 2008 and 2007, respectively.  Loans held for sale were $2.2 million and $1.2 million at December 31, 2008 and 2007, respectively and are included in residential real estate mortgages.

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate mortgages.

Changes in the allowance for loan and lease losses for the three years ended December 31, 2008, are summarized as follows:

	Years ended December 31,
(In thousands)	2008	2007	2006
Balance at January 1	$54,183	$50,587	$47,455
Allowance from purchase transaction	-	-	2,410
Provision	27,181	30,094	9,395
Recoveries	4,192	4,745	4,699
Charge-offs	(26,992)	(31,243)	(13,372)
Balance at December 31	$58,564	$54,183	$50,587

The following table sets forth information with regard to nonperforming loans:

	At December 31,
(In thousands)	2008	2007	2006
Loans in nonaccrual status	$24,191	$29,697	$13,665
Loans contractually past due 90 days or more and still accruing interest	2,305	882	1,642
Total nonperforming loans	$26,496	$30,579	$15,307

There were no material commitments to extend further credit to borrowers with nonperforming loans. Within nonaccrual loans, there are approximately $1.0 million of troubled debt restructured loans at December 31, 2008.

Accumulated interest on the above nonaccrual loans of approximately $1.2 million, $0.8 million, and $0.7 million would have been recognized as income in 2008, 2007, and 2006, respectively, had these loans been in accrual status.  Approximately $1.4 million, $1.0 million, and $0.8 million of interest on the above nonaccrual loans was collected in 2008, 2007, and 2006, respectively.

Impaired loans consist primarily of large, nonaccrual commercial, commercial real estate, agricultural, and agricultural real estate loans.  Impaired loans totaled $11.3 million at December 31, 2008 and $21.5 million at December 31, 2007.  At December 31, 2008, $1.7 million of the impaired loans reviewed in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan--an amendment of FASB Statements No. 5 and 15” (“SFAS No. 114”) had a specific reserve allocation of $0.6 million and $9.6 million of the impaired loans reviewed had no specific reserve allocation.  At December 31, 2007, $12.8 million of the impaired loans reviewed had a specific reserve allocation of $5.1 million and $8.7 million of the impaired loans reviewed had no specific reserve allocation.

The following provides additional information on impaired loans for the periods presented:

	Years ended December 31,
(In thousands)	2008	2007	2006
Average recorded investment on impaired loans	$14,438	$20,984	$9,644
Interest income recognized on impaired loans	360	559	384
Cash basis interest income recognized on impaired loans	360	559	384

There was significant disruption and volatility in the financial and capital markets during the second half of 2008.  Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis in many domestic markets.  These market conditions were attributable to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending we have never actively pursued).  The disruption has been exacerbated by the continued decline of the real estate and housing market.  While we continue to adhere to prudent underwriting standards, as a lender we may be adversely impacted by general economic weaknesses and, in particular, a sharp downturn in the housing market nationally.  Decreases in real estate values could adversely affect the value of property used as collateral for our loans.  Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings.  A further increase in loan delinquencies would decrease our net interest income and adversely impact our loan loss experience, causing increases in our provision and allowance for loan and lease losses.

The Company recorded an other-than-temporary impairment charge on lease residual assets totaling $2.0 million during the third quarter of 2008 as a result of a decline in the fair value of lease residual assets associated with certain leased vehicles.

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

(In thousands)	2008	2007
Balance at January 1	$10,950	$9,949
New loans	335	2,686
Adjustment due to change in composition of related parties	344	130
Repayments	(6,196)	(1,815)
Balance at December 31	$5,433	$10,950

(8) PREMISES AND EQUIPMENT, NET
A summary of premises and equipment follows:

	December 31,
(In thousands)	2008	2007
Land, buildings, and improvements	$88,567	$85,363
Equipment	68,450	65,925
Construction in progress	113	115
Premises and equipment before accumulated depreciation	157,130	151,403
Accumulated depreciation	91,889	87,361
Total premises and equipment	$65,241	$64,042

Land, buildings, and improvements with a carrying value of approximately $3.2 million and $3.3 million at December 31, 2008 and 2007, respectively, are pledged to secure long-term borrowings.  Buildings and improvements are depreciated based on useful lives of 15 to 40 years.  Equipment is depreciated based on useful lives of 3 to 10 years.

Rental expense included in occupancy expense amounted to $4.5 million in 2008, $3.5 million in 2007, and $3.2 million in 2006. The future minimum rental payments related to noncancelable operating leases with original terms of one year or more are as follows at December 31, 2008 (in thousands):

Future Minimum Rental Payments

2009	$4,226
2010	3,677
2011	3,440
2012	3,025
2013	2,343
Thereafter	19,555
Total	$36,266

(9) GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill is as follows:

(In thousands)
January 1, 2008	103,398
Goodwill Acquired	11,808
Goodwill Adjustments	(368)
December 31, 2008	$114,838

January 1, 2007	$103,356
Goodwill Adjustments	42
December 31, 2007	103,398

In September 2008, the Company acquired Mang Insurance Agency, LLC.  The acquisition resulted in increases to goodwill of $11.8 million and other intangibles of $15.3 million.

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets.  These intangible assets are amortized over their estimated useful lives, which range primarily from one to twelve years.

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2008	2007
Core deposit intangibles
Gross carrying amount	$10,631	$12,663
Less: accumulated amortization	3,469	4,387
Net carrying amount	7,162	8,276

Identified intangible assets
Gross carrying amount	18,194	2,895
Less: accumulated amortization	1,989	998
Net carrying amount	16,205	1,897

Total intangibles
Gross carrying amount	28,825	15,558
Less: accumulated amortization	5,458	5,385
Net carrying amount	$23,367	$10,173

Amortization expense on intangible assets with definite useful lives totaled $2.1 million for 2008, $1.6 million for 2007 and $1.6 million for 2006.  Amortization expense on intangible assets with definite useful lives is expected to total $3.2 million for 2009, $3.0 million for 2010, $2.8 million for 2011, $2.6 million for 2012, $2.5 million for 2013 and $7.5 million thereafter.  The Company also has $1.8 million in intangible assets that will not amortize.

(10) DEPOSITS

The following table sets forth the maturity distribution of time deposits at December 31, 2008 (in thousands):

Time deposits
Within one year	$971,490
After one but within two years	236,742
After two but within three years	59,711
After three but within four years	62,687
After four but within five years	16,872
After five years	4,710
Total	$1,352,212

Time deposits of $100,000 or more aggregated $428.8 million and $694.3 million at year end 2008 and 2007, respectively.

(11) SHORT-TERM BORROWINGS

Short-term borrowings totaled $206.5 million and $368.5 million at December 31, 2008  and  2007,  respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan  Bank  (FHLB) advances, with original maturities of one year or less. The Company has unused lines of credit with the FHLB available for short-term financing of approximately $245 million and $238 million at December 31, 2008 and 2007, respectively.

Included in the information provided above, the Company has two lines of credit available with the FHLB, which are automatically renewed on July 30th of each year.  The first is an overnight line of credit for approximately $100.0 million with interest based on existing market conditions.  The second is a one-month overnight repricing line of credit for approximately $100.0 million with interest based on existing market conditions. As of December 31, 2008, there was $10.0 million (included in federal funds purchased) outstanding on these lines of credit.  Borrowings on these lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans.  Securities  collateralizing  repurchase  agreements  are  held in safekeeping by nonaffiliated  financial  institutions  and  are  under  the  Company’s control.

Information related to short-term borrowings is summarized as follows:

(In thousands)	2008	2007	2006
Federal funds purchased
Balance at year-end	$85,000	$149,250	$100,000
Average during the year	70,445	98,872	76,550
Maximum month end balance	124,000	149,250	122,000
Weighted average rate during the year	2.34%	5.14%	5.10%
Weighted average rate at December 31	0.27%	4.38%	5.36%

Securities sold under repurchase agreements
Balance at year-end	$121,242	$93,967	$95,158
Average during the year	109,692	104,876	89,934
Maximum month end balance	138,527	117,337	103,921
Weighted average rate during the year	1.74%	3.62%	3.32%
Weighted average rate at December 31	0.42%	3.56%	3.53%

Other short-term borrowings
Balance at year-end	$250	$125,250	$150,250
Average during the year	43,693	76,414	164,771
Maximum month end balance	200,250	125,250	225,250
Weighted average rate during the year	2.94%	5.32%	5.19%
Weighted average rate at December 31	0.00%	4.54%	5.44%

See Note 5 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

(12) LONG-TERM DEBT

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.  A summary as of December 31, 2008 and 2007 is as follows:

	As of December 31, 2008				As of December 31, 2007

Maturity	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate
2008	-	-	-	-	130,079	4.05%	25,000	5.38%
2009	40,000	5.47%	40,000	5.47%	40,000	5.47%	40,000	5.47%
2010	79,000	4.07%	29,000	3.35%	54,000	4.20%	29,000	3.35%
2011	89,444	3.64%	2,000	4.72%	1,921	4.92%	1,921	4.72%
2012	25,025	4.01%	-	-	32	0.00%	-	-
2013	150,000	3.79%	125,000	3.61%	25,000	3.21%	25,000	3.21%
2016	70,000	4.17%	70,000	4.17%	70,000	4.17%	70,000	4.17%
2017	100,000	3.89%	100,000	3.89%	100,000	3.89%	100,000	3.89%
2018	75,000	3.61%	75,000	3.61%	-	-	-	-
2025	3,740	2.75%	-	-	3,855	2.75%	-	-
	$632,209		$441,000		$424,887		$290,921

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

(14) INCOME TAXES

The significant components of income tax expense attributable to operations are:

	Years ended December 31,
	2008	2007	2006
Current
Federal	$19,156	$19,020	$13,655
State	1,471	523	732
	20,627	19,543	14,387

Deferred
Federal	3,915	1,530	7,754
State	863	714	2,013
	4,778	2,244	9,767
Total income tax expense	$25,405	$21,787	$24,154

Not included in the above table are changes in deferred tax assets and liabilities that were recorded to stockholders’ equity of approximately ($3.9 million), $6.1 million, and ($6.5 million) for 2008, 2007, and 2006, respectively, relating to unrealized gain (loss) on available for sale securities, tax benefits recognized with respect to stock options exercised, and tax benefit related to pension funding.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2008	2007
Deferred tax assets
Allowance for loan and lease losses	$22,059	$20,372
Deferred compensation	4,196	4,606
Postretirement benefit obligation	1,170	1,187
Writedowns on corporate debt securities	177	465
Accrued liabilities	1,186	1,534
New York State tax credit and net operating loss carryforward	-	196
Stock-based compensation expense	1,962	1,377
Other	943	893
Total deferred tax assets	31,693	30,630

Deferred tax liabilities
Pension	16,744	14,454
Premises and equipment, primarily due to accelerated depreciation	1,803	1,817
Equipment leasing	26,354	23,483
Deferred loan costs	1,687	1,315
Intangible amortization	8,715	7,997
Other	452	848
Total deferred tax liabilities	55,755	49,914
Net deferred tax liability at year-end	(24,062)	(19,284)
Net deferred tax liability at beginning of year	(19,284)	(17,040)
Deferred tax expense	$4,778	$2,244

The above table does not include the recorded deferred tax liability of $8.2 million as of December 31, 2008 and the deferred tax liability of $2.8 million as of December 31, 2007 related to the net unrealized holding gain/loss in the available-for-sale securities portfolio.  The table also excludes deferred tax assets of $13.6 million and $5.2 million related to pension and postretirement benefit funding as of December 31, 2008 and December 31, 2007, respectively.  The changes in these deferred assets are recorded directly in stockholders’ equity.

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2008 and 2007.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” on January 1, 2007 with no material impact to the financial statements.

A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is as follows:

	December 31,
(In thousands)	2008	2007
Balance at January 1	$2,515	$2,563
Additions based on tax positions related to the current year	-	86
Additions for tax positions of prior years	65	258
Reduction for tax positions of prior years	(368)	(392)
Balance at December 31	$2,212	$2,515

Approximately $1.8 million of the total amount of unrecognized tax benefits at December 31, 2008 and 2007 would impact the annual effective tax rate, if recognized.  The Company is currently under examination by New York State for tax years 2000 through 2004.  It is likely that the examination phase of some of these audits will conclude in 2009, and it is reasonably possible a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.  The Company is no longer subject to U.S. Federal examination by tax authorities for years prior to 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest at December 31, 2008 and December 31, 2007 was approximately $0.6 million and $0.4 million (less the associated tax benefit), respectively.  Net interest impacting the Company’s 2008 and 2007 tax expense was $0.2 million and $0.1 million, respectively.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

	Years ended December 31
(In thousands)	2008	2007	2006
Federal income tax at statutory rate	$29,315	$25,229	$28,035
Tax exempt income	(3,847)	(3,596)	(3,164)
Net increase in CSV of life insurance	(1,473)	(915)	(869)
State taxes, net of federal tax benefit	1,517	804	1,785
Other, net	(107)	265	(1,633)
Income tax expense	$25,405	$21,787	$24,154

(15) STOCKHOLDERS’ EQUITY

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations).  At December 31, 2008, approximately $46.6 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

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

Components of accumulated other comprehensive loss are:

	As of December 31,
(In thousands)	2008	2007
Unrecognized prior service cost and net actuarial loss on pension plans	$(20,692)	$(7,846)
Unrealized net holding gains on available for sale securities	12,488	4,271
Accumulated other comprehensive loss	$(8,204)	$(3,575)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and NBT Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2008 and 2007, the Company and NBT Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements.  The regulations establish a framework for the classification of banks into five categories:  well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  As of December 31, 2008, the most recent notification from NBT Bank’s regulators categorized NBT Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized NBT Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 capital to average asset ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NBT Bank’s category.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory ratio requirements
(Dollars in thousands)	Amount	Ratio	Minimum capital adequacy	For classification as well capitalized
As of December 31, 2008
Total capital (to risk weighted assets):
Company combined	$421,829	11.00%	8.00%	10.00%
NBT Bank	408,069	10.64%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company combined	373,783	9.75%	4.00%	6.00%
NBT Bank	359,984	9.38%	4.00%	6.00%
Tier I Capital (to average assets)
Company combined	373,783	7.17%	4.00%	5.00%
NBT Bank	359,984	6.93%	4.00%	5.00%

As of December 31, 2007
Total capital (to risk weighted assets):
Company combined	$405,194	11.05%	8.00%	10.00%
NBT Bank	387,690	10.66%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company combined	359,241	9.79%	4.00%	6.00%
NBT Bank	342,102	9.40%	4.00%	6.00%
Tier I Capital (to average assets)
Company combined	359,241	7.14%	4.00%	5.00%
NBT Bank	342,102	6.82%	4.00%	5.00%

(17) EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT POSTRETIREMENT PLANS
The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at December 31, 2008. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.  In 2006, the Pension Protection Act of 2006 was enacted, which established certain criteria to ensure that pension plan assets are sufficient to satisfy future obligations.  The law identifies at risk plans and applies stricter funding requirements to help stabilize at risk plans.  The Company has determined that the law does not materially affect the Company’s funding obligations with respect to its benefit plans.

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

The components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other postretirement benefits, net of tax, at December 31, 2008 are summarized below.  The Company expects that $2.6 million in net actuarial loss and $0.1 million in prior service cost will be recognized as components of net periodic benefit cost in 2009.

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007
Transition asset	$(23)	$(215)	$-	$-
Net actuarial loss	31,416	11,585	2,182	2,578
Prior service cost (credit)	2,208	1,329	(1,480)	(1,683)
Total amounts recognized in accumulated other comprehensive loss (pre-tax)	$33,601	$12,699	$702	$895

A December 31 measurement date is used for the pension, supplemental pension and postretirement benefit plans.  The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$53,325	$52,903	$3,978	$3,839
Service cost	2,193	2,100	22	19
Interest cost	3,253	2,979	218	233
Plan participants' contributions	-	-	287	303
Actuarial loss (gain)	420	49	(240)	301
Amendments	1,098	-	-	-
Benefits paid	(3,523)	(4,617)	(617)	(717)
Prior service cost	-	(89)	-	-
Projected benefit obligation at end of year	56,766	53,325	3,648	3,978
Change in plan assets
Fair value of plan assets at beginning of year	72,714	65,544	-	-
Actual (loss) return on plan assets	(13,781)	5,365	-	-
Employer contributions	5,490	6,422	330	414
Plan participants' contributions	-	-	287	303
Benefits paid	(3,523)	(4,617)	(617)	(717)
Fair value of plan assets at end of year	60,900	72,714	-	-

Funded status at year end	$4,134	$19,389	$(3,648)	$(3,978)

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2008 and December 31, 2007.  An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.  The accumulated benefit obligation for pension benefits was $55.9 million and $52.7 million for the years ended 2008 and 2007, respectively.  The accumulated benefit obligation for other postretirement benefits was $3.6 million and $4.0 million for the years ended 2008 and 2007, respectively.

	Pension Benefits		Other Benefits
(In thousands)	2008	2007	2008	2007
Other assets	$9,844	$24,872	$-	$-
Other liabilities	(5,710)	(5,483)	(3,648)	(3,978)
Funded status	$4,134	$19,389	$(3,648)	$(3,978)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years ended December 31,
(In thousands)	2008	2007	2006
Weighted average assumptions:
The following assumptions were used to determine the benefit obligation:
Discount rate	6.30%	6.30%	5.80%
Expected long-term return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%	3.09%

The following assumptions were used to determine net periodic pension cost:
Discount rate	6.30%	5.80%	5.50%
Expected long-term return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%	3.75%

Net periodic benefit cost and other amounts recognized in other comprehensive income for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost
Service cost	$2,193	$2,100	$2,019	$22	$19	$3
Interest cost	3,253	2,979	2,776	218	233	185
Expected return on plan assets	(6,028)	(5,430)	(3,952)	-	-	-
Amortization of initial unrecognized asset	(192)	(192)	(192)	-	-	-
Amortization of prior service cost	218	283	236	(202)	(202)	(266)
Amortization of unrecognized net gain	398	422	838	156	170	160
Net periodic pension (income) cost	$(158)	$162	$1,725	$194	$220	$82

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax)
Net loss (gain)	$20,229	$114	$-	$(240)	$302	$-
Prior service cost	1,098	(90)	-	-	-	-
Amortization of initial unrecognized asset	192	192	-	-	-	-
Amortization of prior service cost	(218)	(283)	-	202	202	-
Amortization of unrecognized net gain	(398)	(422)	-	(156)	(170)	-
Total recognized in other comprehensive income (loss)	20,903	(489)	-	(194)	334	-

Total recognized in net periodic benefit cost and other comprehensive income (pre-tax)	$20,745	$(327)	$1,725	$-	$554	$82

The following table sets forth estimated future benefit payments for the pension plans and other postretirement benefit plans:

	Pension Benefits	Other Benefits

2009	4,320	246
2010	4,376	243
2011	4,402	235
2012	4,481	247
2013	4,604	260
2014 - 2018	26,044	1,443

The Company is not required to make contributions to the plan in 2009.

PLAN INVESTMENT POLICY AS OF DECEMBER 31, 2008:
The Company’s key investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions, at the appropriate levels of risk; to meet statutory requirements and regulatory agencies’ requirements; and to satisfy applicable accounting standards.  The Company periodically evaluates the asset allocations, funded status, rate of return assumption and contribution strategy for satisfaction of our investment objectives.  Generally, the investment manager allocates investments as follows: 20-40% of the total portfolio in fixed income, 40-80% in equities, and 0-20% in cash. Only high-quality bonds should be included in the portfolio.  All issues that are rated lower than A by Standard and Poor’s should be excluded.  Equity securities at December 31, 2008 and 2007 do not include any NBT Bancorp Inc. common stock.

The following is a summary of the plan’s weighted average asset allocation at December 31, 2008:

(In thousands)	Actual Allocation	Percentage Allocation
Cash and Cash Equivalents	$9,742	16.00%
Foreign Equity Mutual Funds	$4,228	6.95%
Equity Mutual Funds	$6,292	10.33%
US Government Bonds	18,328	30.09%
Corporate Bonds	3,955	6.49%
Common Stock	14,881	24.44%
Preferred Stock	179	0.29%
Foreign Equity	3,295	5.41%
Total	$60,900	100.00%

DETERMINATION OF ASSUMED RATE OF RETURN
The expected long-term rate-of-return on assets is 8.5%.  This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.  The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return.  The appropriateness of the assumption is reviewed annually.  The portfolio allocation as of December 31, 2008 is as follows:

Percentage Allocation
Money Market & Equivalents	16.00%
Taxable Bonds	36.58%
International Equities	12.36%
US Equities	35.06%
Total	100.00%

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2008 were assumed to be 8.0 and 11.0 percent, respectively. The rates were assumed to decrease gradually to 5.0 percent for fiscal year 2014 and remain at that level thereafter.  The rates were assumed to decrease gradually to 5.0 percent for fiscal year 2016 for post-65 medical costs and prescription drug benefits.  The rates were assumed to decrease gradually to 5.0 percent for fiscal year 2017 for pre-65 medical costs and prescription drug benefits.  Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2008:

(In thousands)	1-Percentage point increase	1-Percentage point decrease
Increase (decrease) on total service and interest cost components	$27	$(25)
Increase (decrease) on postretirement accumulated benefit obligation	399	(366)

EMPLOYEE 401(K) AND EMPLOYEE STOCK OWNERSHIP PLANS
At December 31, 2008, the Company maintains a 401(k) and employee stock ownership plan (the “401k Plan”).  The Company contributes to the 401k Plan based on employees’ contributions out of their annual salary.  In addition, the Company may also make discretionary contributions to the 401k Plan based on profitability.  Participation in the 401k Plan is contingent upon certain age and service requirements.  The recorded expenses associated with the 401k Plan were $2.7 million in 2008, $1.4 million in 2007, and $1.4 million in 2006.

OMNIBUS INCENTIVE PLAN
In April 2008, the Company adopted the NBT Bancorp Inc. 2008 Omnibus Incentive Plan (the “Plan”). Under the terms of the Plan, options and other stock-based awards are granted to directors and key employees to increase their direct proprietary interest in the operations and success of the Company.  The Plan assumes all prior incentive plans and any new stock-based awards are granted under the terms of the Plan.  Under terms of the Plan, stock options are granted to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted have a vesting period of four years and terminate eight or ten years from the date of the grant.  Shares issued as a result of stock option exercises are funded from the Company’s treasury stock.

The per share weighted average fair value of stock options granted during 2008,  2007,  and 2006 was $4.41, $6.37, and $5.26, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of the U.S. treasury issues with a term equal to the expected life of the option being valued:

Years ended December 31,
	2008	2007	2006
Dividend yield	2.72%–4.17%	2.98%–4.35%	3.08%–3.52%
Expected volatility	27.73%–29.38%	25.08%–28.01%	28.26%–28.62%
Risk-free interest rates	2.96%–3.62%	3.64%–4.96%	4.36%–5.04%
Expected life	7 years	7 years	7 years

The following table summarizes information concerning stock options outstanding at December 31, 2008:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,878,352	$20.89
Granted	316,400	21.24
Exercised	(547,895)	19.88
Forfeited	(37,320)	22.34
Outstanding at December 31, 2008	1,609,537	$21.26	6.42	$10,828,575

Exercisable at December 31, 2008	961,657	$20.39	5.18	$7,284,331

Expected to Vest	613,598	$22.54	8.21	$3,544,245

The weighted-average fair market value of stock options granted for the twelve months ended December 31, 2008, was $4.41 per share. Total stock-based compensation expense for stock option awards totaled $1.4 million for the year ended December 31, 2008. The tax benefit recognized on stock-based compensation expense for stock option awards during 2008 totaled $1.4 million.  Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Year ended
(dollars in thousands)	December 31, 2008	December 31, 2007
Proceeds from stock options exercised	$10,553	$4,353
Tax benefits related to stock options exercised	1,406	715
Intrinsic value of stock options exercised	3,591	1,800

The Company has outstanding restricted and deferred stock awards granted from various plans at December 31, 2008. The Company recognized $0.8 million in stock-based compensation expense related to these stock awards for the year ended December 31, 2008 and $1.0 million for the year ended December 31, 2007.  The tax benefit recognized on restricted and deferred stock-based compensation expense during 2008 totaled $0.6 million and $0.7 million during 2007.  Unrecognized compensation cost related to restricted stock awards totaled $3.1 million at December 31, 2008 and will be recognized over 2.9 years on a weighted average basis.  Shares issued are funded from the Company’s treasury stock.  The following table summarizes information for unvested restricted stock awards outstanding as of December 31, 2008:

	Number	Weighted-Average
	of	Grant Date Fair
	Shares	Value
Unvested Restricted Stock Awards
Unvested at January 1, 2008	144,800	$22.35
Forfeited	(9,067)	$22.60
Vested	(30,239)	$23.83
Granted	31,648	$22.38
Unvested at December 31, 2008	137,142	$24.07

The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2008:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested Restricted Stock Units
Unvested at January 1, 2008	-	$-
Forfeited	-	$-
Vested	-	$-
Granted	30,700	$24.52
Unvested at December 31, 2008	30,700	$24.52

The Company has 4.3 million securities remaining available to be granted as part of the Plan at December 31, 2008.

(18) COMMITMENTS AND CONTINGENT LIABILITIES

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets.  The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2008, approximately 60% of the Company’s loans are secured by real estate located in central and northern New York and northeastern Pennsylvania.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

The total amount of loans serviced by the Company for unrelated third parties was approximately $141.4 million and $125.5 million at December 31, 2008 and 2007, respectively.

In the normal course of business there are various outstanding legal proceedings. In the opinion of management, the aggregate amount involved in such proceedings is not material to the consolidated balance sheets or results of operations of the Company.

	At December 31,
(In thousands)	2008	2007
Unused lines of credit	$146,942	$151,945
Commitments to extend credits, primarily variable rate	390,678	394,842
Standby letters of credit	27,631	27,545
Loans sold with recourse	11,233	8,876

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products.  Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  The fair value of the Company’s stand-by letters of credit at December 31, 2008 and 2007 was not significant.

(19) PARENT COMPANY FINANCIAL INFORMATION

	December 31,
(In thousands)	2008	2007
Assets
Cash and cash equivalents	$10,846	$4,004
Securities available for sale, at estimated fair value	9,779	10,737
Investment in subsidiaries, on equity basis	517,541	463,470
Other assets	40,531	27,545
Total assets	$578,697	$505,756
Liabilities and Stockholders’ Equity
Total liabilities	$146,852	$108,456
Stockholders’ equity	431,845	397,300
Total liabilities and stockholders’ equity	$578,697	$505,756

	Years ended December 31,
(In thousands)	2008	2007	2006
Dividends from subsidiaries	$42,900	$61,500	$26,000
Management fee from subsidiaries	59,102	57,135	59,933
Securities gains	1,514	67	-
Interest and other dividend income	1,026	917	951
Total revenue	104,542	119,619	86,884
Operating expense	65,180	57,846	60,180
Income before income tax (benefit) expense and equity in undistributed income of subsidiaries (excess distributions by subsidiaries over income)	39,362	61,773	26,704
Income tax benefit (expense)	1,016	(392)	301
Equity in undistributed income of subsidiaries (excess distributions by subsidiaries over income)	17,975	(11,053)	28,942
Net income	$58,353	$50,328	$55,947

	Years ended December 31,
(In thousands)	2008	2007	2006
Operating activities
Net income	$58,353	$50,328	$55,947
Adjustments to reconcile net income to net cash provided by operating activities
Impairment of available-for-sale securities	162	-	-
Stock-based compensation	2,213	2,831	2,509
(Gain) loss on sales of available-for-sale securities	(1,514)	(68)	40
(Equity in undistributed income of subsidiaries) excess distributions by subsidiaries over income	(17,975)	11,053	(28,942)
Net change in other liabilities	24,494	(2,215)	4,026
Net change in other assets	(24,450)	(2,845)	(13,091)
Net cash provided by operating activities	41,283	59,084	20,489
Investing activities
Cash used in CNB Bancorp, Inc. merger	-	-	(39,037)
Cash used in Mang Insurance Agency, LLC acquisition	(26,233)	-	-
Purchases of available-for-sale securities	(5,934)	(1,500)	(96)
Sales and maturities of available-for-sale securities	5,660	1,159	350
(Purchases) disposals of premises and equipment	(445)	433	1,262
Net cash (provided by) used in investing activities	(26,952)	92	(37,521)
Financing activities
Proceeds from the issuance of shares to employee benefit plans and other stock plans	10,489	4,353	13,077
Payments on long-term debt	(1,365)	(111)	(104)
Proceeds from the issuance of long-term debt	13,750	-	-
Proceeds from the issuance of trust preferred debentures	-	-	51,547
Purchases of treasury shares	(5,939)	(48,957)	(17,111)
Cash dividends and payments for fractional shares	(25,830)	(26,226)	(26,018)
Excess tax benefit from exercise of stock options	1,406	715	466
Net cash (used in) provided by financing activities	(7,489)	(70,226)	21,857
Net increase (decrease) in cash and cash equivalents	6,842	(11,050)	4,825
Cash and cash equivalents at beginning of year	4,004	15,054	10,229
Cash and cash equivalents at end of year	$10,846	$4,004	$15,054

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

TRUST PREFERRED DEBENTURES
The fair value of trust preferred debentures has been estimated using a discounted cash flow analysis.

Estimated fair values of financial instruments at December 31 are as follows:

	2008		2007
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$110,396	$110,396	$162,946	$162,946
Securities available for sale	1,119,665	1,119,665	1,140,114	1,140,114
Securities held to maturity	140,209	141,308	149,111	149,519
Loans (1)	3,651,911	3,650,428	3,455,851	3,376,001
Less allowance for loan losses	58,564	-	54,183	-
Net loans	3,593,347	3,650,428	3,401,668	3,376,001
Accrued interest receivable	22,746	22,746	24,672	24,672
Financial liabilities
Savings, NOW, and money market	$1,885,551	$1,885,551	$1,614,289	$1,614,289
Time deposits	1,352,212	1,367,425	1,591,106	1,590,158
Noninterest bearing	685,495	685,495	666,698	666,698
Short-term borrowings	206,492	206,492	368,467	368,467
Long-term debt	632,209	660,246	424,887	427,847
Accrued interest payable	8,709	8,709	13,938	13,938
Trust preferred debentures	75,422	79,411	75,422	74,848

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

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Assets:
Securities Available for Sale	$8,846	$1,110,819	$-	$1,119,665
Total	$8,846	$1,110,819	$-	$1,119,665

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

SFAS No. 157 requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis.  In accordance with the provisions of SFAS No. 114, the Company had collateral dependent impaired loans with a carrying value of approximately $6.2 million which had specific reserves included in the allowance for loan and lease losses of $0.6 million at December 31, 2008.  During the year ended December 31, 2008, the Company established specific reserves of approximately $1.3 million, which were included in the provision for loan and lease losses.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

Simultaneously with the adoption of SFAS No. 157, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), effective January 1, 2008.  SFAS No. 159 gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings.  Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards.  As of December 31, 2008, the Company has not elected the fair value option for any eligible items.

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

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008, based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NBT Bancorp Inc.:

We have audited NBT Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

/s/  KPMG LLP

Albany, NY
February 27, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive  Proxy Statement for its annual meeting of shareholders to be held on May 5, 2009 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2008 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the Securities and Exchange  Commission  within  120  days  of  the Company’s 2008 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the Securities and Exchange  Commission  within  120  days  of  the Company’s 2008 fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the Securities and Exchange  Commission  within  120  days  of  the Company’s 2008 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the Securities and Exchange  Commission  within  120  days  of  the Company’s 2008 fiscal year end.

PART  IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Income for each of the three years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2008, 2007 and 2006.

Notes to the Consolidated Financial Statements.

(a)(2)  There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

(a)(3)  See below for all exhibits filed herewith and the Exhibit Index.

3.1	Certificate of Incorporation of NBT Bancorp Inc. as amended through July 23, 2001.
3.2	By-laws of NBT Bancorp Inc. as amended and restated through July 23, 2001.
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

10.3	CNB Bancorp, Inc. Stock Option Plan.
10.4	NBT Bancorp Inc. Employee Stock Purchase Plan.
10.5	NBT Bancorp Inc. Non-employee Directors Restricted and Deferred Stock Plan.
10.6	NBT Bancorp Inc. Performance Share Plan.
10.7	NBT Bancorp Inc. 2009 Executive Incentive Compensation Plan.
10.8	CNB Bancorp, Inc. Long-Term Incentive Compensation Plan.
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

10.11
Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995 (filed as Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

10.12	Amendment dated January 28, 2002 to Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995.
10.13
Form of Employment Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 1, 2006  (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, filed on May 9, 2006 and incorporated herein by reference).

10.14
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 20, 2006  (filed as Exhibit 10.16 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

10.15
First Amendment to Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich effective January 1, 2006  (filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, filed on May 9, 2006 and incorporated herein by reference).

10.16	Change in control agreement with Martin A. Dietrich as amended and restated July 23, 2001.
10.17
Form of Employment Agreement between NBT Bancorp Inc. and Michael J. Chewens as amended and restated January 1, 2005  (filed as Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

10.18	Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Michael J. Chewens made as of July 23, 2001.
10.19	Change in control agreement with Michael J. Chewens as amended and restated July 23, 2001.
10.20
Form of Employment Agreement between NBT Bancorp Inc. and David E. Raven as amended and restated January 1, 2005  (filed as Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).

10.21	Change in control agreement with David E. Raven as amended and restated July 23, 2001.
10.22
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and David E. Raven made as of January 1, 2004 (filed as Exhibit 10.35 to Registrant's Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 and incorporated herein by reference).

10.23
Form of Employment Agreement between NBT Bancorp Inc. and Jeff Levy made as of April 23, 2007 (filed as Exhibit 10.27 to Registrant’s Form 10-K for the year ended December 31, 2007, filed on February 29, 2008 and incorporated herein by reference).

10.24
Change in control agreement with Jeff Levy dated April 23, 2007 (filed as Exhibit 10.28 to Registrant’s Form 10-K for the year ended December 31, 2007, filed on February 29, 2008 and incorporated herein by reference).

10.25	First Amendment to the Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Michael J. Chewens effective January 1, 2005.
10.26	Second Amendment to the Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich effective January 1, 2005.
10.27	First Amendment to the Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and David E. Raven effective January 1, 2005.
10.28
Amendment dated November 13, 2008 to Form of Employment Agreement as amended between NBT Bancorp Inc. and Michael J. Chewens restated January 1, 2005 (filed as Exhibit 10.18 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference) and Change in Control Agreement with Michael J. Chewens as amended and restated July 23, 2001 (filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

10.29
Amendment dated November 13, 2008 to Form of Employment Agreement as amended between NBT Bancorp Inc. and Martin A. Dietrich restated January 1, 2006 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2006, filed on May 9, 2006 and incorporated herein by reference) and Change in Control Agreement with Martin A. Dietrich as amended and restated July 23, 2001 (filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

10.30
Amendment dated November 13, 2008 to Form of Employment Agreement as amended between NBT Bancorp Inc. and David E. Raven restated January 1, 2005 (filed as Exhibit 10.21 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference) and Change in Control Agreement with David E. Raven as amended and restated July 23, 2001 (filed as Exhibit 10.7 to Registrant's Form 10-Q for the quarterly period ended September 30, 2001, filed on November 14, 2001 and incorporated herein by reference).

10.31
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2008, filed on November 10, 2008 and incorporated herein by reference).

10.32	NBT Bancorp Inc. 2008 Omnibus Incentive Plan (filed as Appendix A of Registrant's Definitive Proxy Statement on Form 14A filed on March 31, 2008, and incorporated herein by reference).
10.33	Description of Arrangement for Directors Fees.
10.34	Third Amendment to the Supplemental Executive Retirement Agreement between NBT Bancorp, Inc. and Martin A. Dietrich effective January 20, 2006.
21	A list of the subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

March 2, 2009

/s/ Martin A. Dietrich
Martin A. Dietrich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daryl R. Forsythe
Daryl R. Forsythe
Chairman and Director
Date:	March 2, 2009

/s/ Martin A. Dietrich
Martin A. Dietrich
NBT Bancorp Inc. President, CEO, and Director (Principal Executive Officer)
Date:	March 2, 2009

/s/ John C. Mitchell
John C. Mitchell, Director
Date:	March 2, 2009

/s/ Joseph G. Nasser
Joseph  G.  Nasser, Director
Date:	March 2, 2009

/s/ William C. Gumble
William C. Gumble, Director
Date:	March 2, 2009

/s/ Richard Chojnowski
Richard Chojnowski, Director
Date:	March 2, 2009

/s/ Michael M. Murphy
Michael M. Murphy, Director
Date:	March 2, 2009

/s/ Michael J. Chewens
Michael J. Chewens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date:	March 2, 2009

/s/ William L. Owens
William L. Owens, Director
Date:	March 2, 2009

/s/ Joseph A. Santengelo
Joseph A. Santangelo, Director
Date:	March 2, 2009

/s/ Robert A. Wadsworth
Robert A. Wadsworth, Director
Date:	March 2, 2009

/s/ Patricia T. Civil
Patricia T. Civil, Director
Date:	March 2, 2009