Form 10-Q
period 2009-03-31
NBT BANCORP INC
filed 2009-05-11
CIK 790359

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes   ☐   No   ☒

As of April 30, 2009, there were 34,251,963 shares outstanding of the Registrant's common stock, $0.01 par value.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended March 31, 2009

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2009	2008
Assets
Cash and due from banks	$98,753	$107,409
Short-term interest bearing accounts	80,580	2,987
Securities available for sale, at fair value	1,111,372	1,119,665
Securities held to maturity (fair value $140,423 and $141,308)	139,195	140,209
Trading securities	1,741	1,407
Federal Reserve and Federal Home Loan Bank stock	37,920	39,045
Loans and leases	3,648,384	3,651,911
Less allowance for loan and lease losses	59,311	58,564
Net loans and leases	3,589,073	3,593,347
Premises and equipment, net	64,951	65,241
Goodwill	114,838	114,838
Intangible assets, net	22,784	23,367
Bank owned life insurance	72,111	72,276
Other assets	72,916	56,297
Total assets	$5,406,234	$5,336,088

Liabilities
Demand (noninterest bearing)	$688,116	$685,495
Savings, NOW, and money market	2,063,222	1,885,551
Time	1,324,581	1,352,212
Total deposits	4,075,919	3,923,258
Short-term borrowings	127,187	206,492
Long-term debt	616,078	632,209
Trust preferred debentures	75,422	75,422
Other liabilities	69,030	66,862
Total liabilities	4,963,636	4,904,243

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at March 31, 2009 and December 31, 2008	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at March 31, 2009 and December 31, 2008; issued 36,459,326 and 36,459,344 at March 31, 2009 and December 31, 2008, respectively	365	365
Additional paid-in-capital	276,877	276,418
Retained earnings	251,881	245,340
Accumulated other comprehensive loss	(5,377)	(8,204)
Common stock in treasury, at cost, 3,806,659 and 3,853,548 shares at
March 31, 2009 and December 31, 2008, respectively	(81,148)	(82,074)
Total stockholders’ equity	442,598	431,845
Total liabilities and stockholders’ equity	$5,406,234	$5,336,088

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Income (unaudited)	2009	2008
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$55,411	$58,617
Securities available for sale	12,375	13,746
Securities held to maturity	1,234	1,514
Other	361	775
Total interest, fee, and dividend income	69,381	74,652
Interest expense
Deposits	13,839	22,698
Short-term borrowings	147	2,340
Long-term debt	6,197	4,302
Trust preferred debentures	1,086	1,247
Total interest expense	21,269	30,587
Net interest income	48,112	44,065
Provision for loan and lease losses	6,451	6,478
Net interest income after provision for loan and lease losses	41,661	37,587
Noninterest income
Service charges on deposit accounts	6,297	6,525
Insurance and Broker/dealer revenue	5,338	1,107
Trust	1,409	1,774
Net securities gains	-	15
Bank owned life insurance	872	807
ATM fees	2,182	2,097
Retirement plan administration fees	1,741	1,708
Other	1,751	2,062
Total noninterest income	19,590	16,095
Noninterest expense
Salaries and employee benefits	21,427	16,770
Occupancy	4,165	3,610
Equipment	2,022	1,825
Data processing and communications	3,295	3,170
Professional fees and outside services	2,722	3,099
Office supplies and postage	1,530	1,339
Amortization of intangible assets	813	391
Loan collection and other real estate owned	748	567
FDIC insurance	1,529	188
Other	4,054	3,075
Total noninterest expense	42,305	34,034
Income before income tax expense	18,946	19,648
Income tax expense	5,874	5,932
Net income	$13,072	$13,716
Earnings per share
Basic	$0.40	$0.43
Diluted	$0.40	$0.43

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock
	Stock	Capital	Earnings	Loss	in Treasury	Total
(in thousands, except share and per share data)

Balance at December 31, 2007	$365	$273,275	$215,031	$(3,575)	$(87,796)	$397,300
Cumulative effect adjustment to record liability for split-dollar life insurance policies			(1,518)			(1,518)
Net income			13,716			13,716
Cash dividends - $0.20 per share			(6,416)			(6,416)
Purchase of 272,840 treasury shares					(5,939)	(5,939)
Net issuance of 29,193 shares to employee benefit plans and other stock plans, including tax benefit		55	(104)		576	527
Stock-based compensation		599				599
Forfeiture of 8,448 shares of restricted stock					(192)	(192)
Other comprehensive income				7,786		7,786
Balance at March 31, 2008	$365	$273,929	$220,709	$4,211	$(93,351)	$405,863

Balance at December 31, 2008	$365	$276,418	$245,340	$(8,204)	$(82,074)	$431,845
Net income			13,072			13,072
Cash dividends - $0.20 per share			(6,531)			(6,531)
Net issuance of 48,596 shares to employee benefit plans and other stock plans, including tax benefit		133			967	1,100
Stock-based compensation		285				285
Forfeiture of 1,707 shares of restricted stock		41			(41)	-
Other comprehensive income				2,827		2,827
Balance at March 31, 2009	$365	$276,877	$251,881	$(5,377)	$(81,148)	$442,598

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three Months Ended March 31,
Consolidated Statements of Cash Flows (unaudited)	2009	2008
(In thousands, except per share data)
Operating activities
Net income	$13,072	$13,716
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Provision for loan and lease losses	6,451	6,478
Depreciation and amortization of premises and equipment	1,335	1,288
Net accretion on securities	116	72
Amortization of intangible assets	813	391
Stock based compensation	285	599
Bank owned life insurance income	(872)	(807)
Purchases of trading securities	(436)	-
Unrealized losses in trading securities	102	146
Proceeds from sales of loans held for sale	27,387	4,153
Originations and purchases of loans held for sale	(36,586)	(3,392)
Net gains on sales of loans held for sale	(166)	(13)
Net security gains	-	(15)
Net gain on sales of other real estate owned	(12)	(76)
Net (increase) decrease in other assets	(16,260)	738
Net increase (decrease) in other liabilities	969	(1,297)
Net cash (used in) provided by operating activities	(3,802)	21,981
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	113,516	167,340
Proceeds from sales	-	1,140
Purchases	(101,283)	(150,614)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	14,783	10,876
Purchases	(13,799)	(19,149)
Net decrease (increase) in loans	6,524	(54,621)
Net decrease (increase) in Federal Reserve and FHLB stock	1,125	(3,251)
Cash received from death benefit	1,037	-
Purchases of premises and equipment	(1,045)	(1,548)
Proceeds from sales of other real estate owned	87	266
Net cash provided by (used in) investing activities	20,945	(49,561)
Financing activities
Net increase (decrease) in deposits	152,661	(17,867)
Net (decrease) increase in short-term borrowings	(79,305)	31,525
Proceeds from issuance of long-term debt	121	50,000
Repayments of long-term debt	(16,252)	(50,029)
Excess tax benefit from exercise of stock options	32	47
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,068	288
Purchase of treasury stock	-	(5,939)
Cash dividends and payment for fractional shares	(6,531)	(6,416)
Net cash provided by financing activities	51,794	1,609
Net increase (decrease) in cash and cash equivalents	68,937	(25,971)
Cash and cash equivalents at beginning of period	110,396	162,946
Cash and cash equivalents at end of period	$179,333	$136,975

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$21,014	$32,585
Income taxes paid	164	94
Noncash investing activities:
Loans transferred to OREO	$664	$110

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended March 31,
Consolidated Statements of Comprehensive Income (unaudited)	2009	2008
(In thousands)
Net income	$13,072	$13,716
Other comprehensive income, net of tax
Unrealized net holding gains arising during the period (pre-tax amounts of $4,026 and $13,368)	2,432	7,741
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of ($0 and ($15))	-	(9)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $658 and $90)	395	54
Total other comprehensive income	2,827	7,786
Comprehensive income	$15,899	$21,502

See accompanying notes to unaudited interim consolidated financial statements

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

Note 1.                      Description of Business

NBT Bancorp Inc. (the “Registrant”) is a registered financial holding company incorporated in the State of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Registrant is the parent holding company of NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (the “Trusts”).  Through the Bank and NBT Financial, the Company is focused on community banking operations and other financial services.  Through NBT Holdings, the Company operates Mang Insurance Agency, LLC (“Mang”), a full-service insurance agency.  The Trusts were organized to raise additional regulatory capital and to provide funding for certain acquisitions. The Registrant’s primary business consists of providing commercial banking and financial services to its customers in its market area. The principal assets of the Registrant are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank, NBT Financial, and NBT Holdings.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York and northeastern Pennsylvania market area.

Note 2.                      Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries, the Bank, NBT Financial and NBT Holdings.  Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.”  All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.

Note 3.                      New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised SFAS  No. 141, "Business Combinations," (“SFAS No. 141”) or SFAS No. 141(R).  SFAS No. 141(R) retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting (formerly the purchase method) be used for all business combinations; that an acquirer be identified for each business combination; and that intangible assets be identified and recognized separately from goodwill.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions.  Additionally, SFAS No. 141(R) changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies and recognizing and measuring contingent consideration.  SFAS No. 141(R) also enhances the disclosure requirements for business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date.  SFAS No. 141(R) did not have a material impact on our financial condition or results of operations upon adoption.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51," or SFAS No. 160. SFAS No. 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other things, SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  SFAS No. 160 also amends SFAS No. 128, "Earnings per Share," so that earnings per share calculations in consolidated financial statements will continue to be based on amounts attributable to the parent.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements which are to be applied retrospectively for all periods presented. SFAS No. 160 did not have a material impact on our financial condition or results of operations upon adoption.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  FSP EITF 03-6-1 did not have a material impact on the Company’s financial condition or results of operations upon adoption.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  In addition, FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  In addition, if a company concludes that there has been a significant decrease in the volume and level of activity in relation to the “normal” market activity, transactions or quoted prices may not be determinative of fair value.  In such cases, an adjustment to a transaction or quoted price may be necessary to estimate fair value or a change in valuation technique may be necessary.  FSP FAS 157-4 is effective for periods ending after June 15, 2009 and early adoption is permitted for March 31, 2009 subject to certain provisions.  The Company did not early adopt FSP FAS 157-4.  FSP FAS 157-4 is not expected to have a material impact on our financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2 Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FSP FAS 124-2”).  FSP FAS 115-2 and FSP FAS 124-2 amends the other-than-temporary impairment guidance in U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments (“OTTI”) of equity securities.  FSP FAS 115-2 and FSP FAS 124-2 focuses on triggering and presentation of OTTI for debt securities and applies to both available for sale (“AFS”) and held to maturity (“HTM”) debt securities.  In addition, it modifies the current “intent and ability” indicator and changes the trigger used to assess collectibility of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security”.  FSP FAS 115-2 and FSP FAS 124-2 also contains new disclosure requirements, including reasons and methodology for amounts not recognized in earnings.  FSP FAS 115-2 and FSP FAS 124-2 is effective for periods ending after June 15, 2009 and early adoption is permitted for March 31, 2009 subject to certain provisions.  The Company did not early adopt FSP FAS 115-2 and FSP FAS 124-2.  FSP FAS 115-2 and FSP FAS 124-2 is not expected to have a material impact on our financial condition or results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and FSP Accounting Principals Board (“APB”) 28-1 Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and FSP APB 28-1”).  FSP FAS 107-1 and FSP APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (“FAS 107”), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FAS 107 disclosures will now be required in interim financial statements for fair value of financial instruments, methods and significant assumptions used to estimate fair value, and significant concentrations of credit risk.  FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009 and early adoption is permitted for March 31, 2009 subject to certain provisions.  The Company did not early adopt FSP FAS 107-1 and FSP APB 28-1.  FSP FAS 107-1 and FSP APB 28-1 is not expected to have a material impact on our financial condition or results of operations.

Note 4.                      Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan and lease losses, other real estate owned (“OREO”), income taxes, pension expense, fair values of lease residual assets, fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

The allowance for loan and lease losses is the amount which, in the opinion of management, is necessary to absorb probable losses inherent in the loan and lease portfolio. The allowance is determined based upon numerous considerations, including local and national economic conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, comprehensive reviews of the loan portfolio by the independent loan review staff and management, as well as consideration of volume and trends of delinquencies, nonperforming loans, and loan charge-offs. As a result of the test of adequacy, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.

The allowance for loan and lease losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company’s impaired loans are generally collateral dependent loans. The Company considers the estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

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

OREO consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by U.S. GAAP.

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at March 31, 2009 or December 31, 2008. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  Uncertain tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more than likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected long-term rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various assumptions used to compute pension expense. The Company also considers the relevant indices and market interest rates in selecting an appropriate discount rate. A cash flow analysis for expected benefit payments from the plan is performed each year to also assist in selecting the discount rate.  In addition, the Company reviews expected inflationary and merit increases to compensation in determining the expected rate of increase in future compensation levels.

One of the most significant estimates associated with leasing operations is the estimated residual value of leased vehicles expected at the termination of the lease. A lease receivable asset, when established, includes the estimated residual value of the leased vehicle at the termination of the lease.  Management is required to make various assumptions to estimate the fair value of the vehicle lease residual assets.  If it is determined that there has been a decline in the estimated fair value of the residual that is judged by management to be other-than-temporary, an impairment charge would be recognized and recorded with other noninterest expenses in the consolidated statements of income.

Management is required to estimate the fair value of securities that are not traded in active markets or are supported by little or no market activity based on estimates consisting of both internal and external support.  See Note 9 for additional information regarding fair value measurements.

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

Note 5.                      Commitments and Contingencies

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Commitments to extend credit and unused lines of credit totaled $503.7 million at March 31, 2009 and $537.6 million at December 31, 2008.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Standby letters of credit totaled $27.4 million at March 31, 2009 and $27.6 million at December 31, 2008. As of March 31, 2009, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  FSP EITF 03-6-1 did not have a material impact on the Company’s financial condition or results of operations.

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended March 31,	2009	2008
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	32,478	32,054
Net income available to common shareholders	13,072	13,716
Basic EPS	$0.40	$0.43
Diluted EPS:
Weighted average common shares outstanding	32,478	32,054
Dilutive effect of common stock options and restricted stock	167	197
Weighted average common shares and common share equivalents	32,645	32,251
Net income available to common shareholders	13,072	13,716
Diluted EPS	$0.40	$0.43

There were 1,216,128 stock options for the quarter ended March 31, 2009 and 1,215,439 stock options for the quarter ended March 31, 2008 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.                      Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at March 31, 2009.  Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The components of pension expense and postretirement expense are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
Components of net periodic benefit cost:	2009	2008	2009	2008
Service Cost	$587	$573	$6	$6
Interest Cost	862	804	56	60
Expected return on plan assets	(1,401)	(1,502)	-	-
Net amortization	671	96	(13)	(6)
Total cost (benefit)	$719	$(29)	$49	$60

The Company is not required to make contributions to the plans in 2009.  However, the Company made contributions to the plans totaling approximately $12.0 million during the first quarter of 2009.  The Company recorded approximately $0.4 million, net of tax, as amortization of pension amounts previously recognized in Accumulated Other Comprehensive Loss during the three months ended March 31, 2009.

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks and short term liquidity associated with certain investments held by the Company’s defined benefit pension plan (“the Plan”) which could impact the value of these investments.

Note 8.                      Trust Preferred Debentures

CNBF Capital Trust I is a Delaware statutory business trust formed in 1999, for the purpose of issuing $18 million in trust preferred securities and lending the proceeds to the Company. NBT Statutory Trust I is a Delaware statutory business trust formed in 2005, for the purpose of issuing $5 million in trust preferred securities and lending the proceeds to the Company.  NBT Statutory Trust II is a Delaware statutory business trust formed in 2006, for the purpose of issuing $50 million in trust preferred securities and lending the proceeds to the Company to provide funding for the acquisition of CNB Bancorp, Inc. These three statutory business trusts are collectively referred herein to as “the Trusts.”  The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.  The Trusts are variable interest entities (“VIEs”) for which the Company is not the primary beneficiary, as defined in FASB Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (Revised December 2003)” (“FIN 46R”).  In accordance with FIN 46R, the accounts of the Trusts are not included in the Company’s consolidated financial statements.

As of March 31, 2009, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities. In February 2005, the Federal Reserve Board issued a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. The Board’s final rule limits the aggregate amount of restricted core capital elements (which includes trust preferred securities, among other things) that may be included in the Tier 1 capital of most bank holding companies to 25% of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability. Large, internationally active bank holding companies (as defined) are subject to a 15% limitation. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. The final rule provides a five-year transition period, ending March 31, 2009, for application of the quantitative limits. The quantitative limits do not preclude the Company from including the trust preferred securities in Tier 1 capital. However, the trust preferred securities could be redeemed without penalty if they were no longer permitted to be included in Tier 1 capital.

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

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
Assets:
Securities Available for Sale	$7,214	$1,104,158	$-	$1,111,372
Trading Securities	1,741	-	-	1,741
Total	$8,955	$1,104,158	$-	$1,113,113

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

SFAS No. 157 requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, lease residuals, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan--an amendment of FASB Statements No. 5 and 15” (“SFAS No. 114”), the Company had collateral dependent impaired loans with a carrying value of approximately $4.5 million which had specific reserves included in the allowance for loan and lease losses of $0.7 million at March 31, 2009.  During the three month period ended March 31, 2009, the Company established specific reserves of approximately $0.2 million, which were included in the provision for loan and lease losses for the respective periods.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

NBT BANCORP INC. and Subsidiaries
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. (“the Registrant”) and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc.(“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2008 Form 10-K for an understanding of the following discussion and analysis.

The Company’s primary market area is central and upstate New York and northeastern Pennsylvania. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of commercial banking and financial services. The Company’s principal business is attracting deposits from customers within its market area and investing those funds primarily in loans and leases, and, to a lesser extent, in marketable securities. Through its non-bank subsidiaries, the Company also provided insurance brokerage services and retirement plan consulting and recordkeeping services. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its earning assets and the interest expense paid on its interest bearing liabilities, primarily consisting of deposits and borrowings. Net income is also affected by provisions for loan and lease losses and noninterest income, such as service charges on deposit accounts, insurance and broker/dealer fees, trust fees, and gains/losses on securities sales; it is also impacted by noninterest expense, such as salaries and employee benefits, data processing, communications, occupancy, and equipment.

Because the Company has not actively pursued the types of loans, such as subprime, alt-A and no-interest loans, that have been the most problematic for many banks, the Company has not made substantial changes to its core business of investing deposit funds in loans and leases in its market areas in response to the recent and continuing economic crisis.  However, in light of increased margin pressures due in part to the economic crisis, the Company has recently increased its focus on earning noninterest income, including through increases in ATM fees and the Company’s acquisition of Mang Insurance Agency in September of 2008. The Company has also recently increased its underwriting standards on certain portfolios and increased its resources for collecting on past due loans.

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

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the judgment in evaluating the level of the allowance required to cover credit losses inherent in the loan and lease portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan and lease losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance may need to be increased. For example, if historical loan and lease loss experience significantly worsened or if current economic conditions further deteriorated, particularly in the Company’s primary market area, additional provisions for loan and lease losses may be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s nonperforming loans and potential problem loans has a significant impact on the overall analysis of the adequacy of the allowance for loan and lease losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral evaluations were significantly lowered, the Company’s allowance for loan and lease policy may require additional provisions for loan and lease losses.

Management of the Company considers the accounting policy relating to pension accounting to be a critical accounting policy. Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company also considers relevant indices and market interest rates in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels.

Management of the Company considers the accounting policy relating to other-than-temporary impairment to be a critical accounting policy.  Management systematically evaluates certain assets for other-than-temporary declines in market value, primarily investment securities and lease residual assets.  Management considers historical values and current market conditions as a part of the assessment.  Assets for which declines in market value are deemed to be other-than-temporary are written down to current market value and the resultant changes are included in earnings as noninterest expense.

Overview

The following information should be considered in connection with the Company's results for the first three months of 2009:

•
FDIC premiums increased in comparison to the first quarter of 2008 based on rate increases primarily due to current economic conditions.  The Company expects FDIC premiums to remain at these increased levels during the remainder of 2009.  In addition, unless repealed or amended by the FDIC, there will be a one-time special assessment of 20 additional basis points in FDIC premiums during the second quarter of 2009, which will be collected on September 30, 2009.

•
Pension expenses increased in comparison to the first quarter of 2008 primarily due to the impact of market declines on pension assets.  The Company expects pension expense to remain at these increased levels during the remainder of 2009.

•
The Company's results for the quarter, unlike the first quarter of 2008, include the results of Mang, which was acquired by the Company on September 1, 2008.  Mang provides brokered insurance products to individuals and businesses from locations in 18 upstate New York communities.

•
The Company's common stock was added to the Standard & Poor's SmallCap 600 Index during the first quarter of 2009.  Simultaneously with being added to the index, the Company launched a public offering of its common stock, which was completed during the second quarter of 2009.

The Company earned net income of $13.1 million ($0.40 diluted earnings per share) for the three months ended March 31, 2009, down slightly from net income of $13.7 million ($0.43 diluted earnings per share) for the three months ended March 31, 2008.  Net interest income increased approximately $4.0 million, or 9.2%, for the three months ended March 31, 2009 as compared to the same period in 2008.  The increase in net interest income was due primarily to a decrease in interest expense of approximately $9.3 million, or 30.5%.  In addition, noninterest income increased $3.5 million, or 21.7%, for the three months ended March 31, 2009 as compared to the first quarter of 2008.  The increases in net interest income and noninterest income were offset by a $8.3 million, or 24.3%, increase in noninterest expense for the three months ended March 31, 2009 as compared with the same period in 2008.

Table 1 depicts several annualized measurements of performance using U.S. GAAP net income that management reviews in analyzing the Company’s performance. Returns on average assets and equity measure how effectively an entity utilizes its total resources and capital, respectively. Net interest margin, which is the net federal taxable equivalent (FTE) interest income divided by average earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the cost of funding. Interest income for tax-exempt securities and loans is adjusted to a taxable equivalent basis using the statutory Federal income tax rate of 35%.

Table 1 - Performance Measures

March 31,	2009	2008
Return on average assets (ROAA)	0.99%	1.07%
Return on average equity (ROAE)	12.14%	13.68%
Net Interest Margin	4.09%	3.84%

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings.  Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the major determining factors in a financial institution’s performance as it is the principal source of earnings. In response to the financial crisis, the Federal Open Market Committee lowered the target Federal Funds rate 500 bp, from 5.25% to 0.25% from September 2007 to December 2008 resulting in a corresponding drop in the Prime Rate from 8.25% to 3.25%.  As a result of the lower rate environment, interest earning assets are repricing downward and the Company has lowered rates paid on interest-bearing liabilities.  The impact of these actions is further explained in Table 2, which represents an analysis of net interest income on a FTE basis.

FTE net interest income increased $4.0 million, or 8.7%, during the three months ended March 31, 2009, compared to the same period of 2008. The increase in FTE net interest income resulted primarily from a decrease in the rate paid on interest bearing liabilities of 98 bp, to 2.07% for the three months ended March 31, 2009 from 3.05% for the same period in 2008.  The interest rate spread increased 42 bp during the three months ended March 31, 2009 compared to the same period in 2008.  The net interest margin increased by 25 bp to 4.09% for the three months ended March 31, 2009, compared with 3.84% for the same period in 2008.  For the three months ended March 31, 2009, total FTE interest income decreased $5.3 million, or 7.0%.  The yield on earning assets for the period decreased 57 bp to 5.84% for the three months ended March 31, 2009 from 6.41% for the same period in 2008.  This decrease was partially offset by an increase in average interest earning assets of $143.0 million, or 3.0%, for the three months ended March 31, 2009 when compared to the same period in 2008, principally from growth in average loans and leases.

For the quarter ended March 31, 2009, total interest expense decreased $9.3 million, or 30.5%, primarily the result of the 200 bp decrease in the Federal Funds target rate since March 31, 2008, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest bearing liabilities increased $130.8 million, or 3.2%, for the three months ended March 31, 2009 when compared to the same period in 2008, principally from growth in long-term debt and money market deposit accounts.  Total average interest bearing deposits increased $79.6 million, or 2.5%, for the three months ended March 31, 2009 when compared to the same period in 2008.  The rate paid on average interest bearing deposits decreased 113 bp from 2.82% for the three months ended March 31, 2008 to 1.69% for the same period in 2009.  For the three months ended March 31, 2009, the Company experienced a shift in its deposit mix from time deposits to money market deposit accounts and NOW accounts. Average time deposit accounts decreased approximately $271.8 million, or 16.8%, when compared to the same period in 2008, while money market accounts and NOW accounts collectively increased approximately $334.7 million, or 28.9%.

Total average borrowings, including trust preferred debentures, increased $51.2 million, or 6.4%, for the three months ended March 31, 2009 compared with the same period in 2008.  Average short-term borrowings decreased by $155.1 million, or 51.1%, from $303.6 million for the three months ended March 31, 2008 to $148.4 million for the three months ended March 31, 2009.  Interest expense from short-term borrowings decreased $2.2 million, or 93.7%.  The rate paid on short-term borrowings decreased 270 bp from 3.10% for the three months ended March 31, 2008 to 0.40% for the same period in 2009.  Average long-term debt increased $206.4 million, or 48.6%, for the three months ended March 31, 2009, compared with the same period in 2008.  The rate paid on long-term debt decreased to 3.98% for the three months ended March 31, 2009, compared with 4.07% for the same period in 2008.  As a result of the increase in the average balance of long-term debt, interest paid on long-term debt increased $1.9 million, or 44.0%, for the three months ended March 31, 2009 as compared to the same period in 2008.

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

Three months ended March 31,
		2009			2008
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$2,684	$13	1.98%	$8,400	$79	3.78%
Securities available for sale (1)(excluding unrealized gains or losses)	1,089,512	13,114	4.88%	1,120,257	14,419	5.18%
Securities held to maturity (1)	138,700	1,861	5.44%	152,860	2,285	6.01%
Investment in FRB and FHLB Banks	38,852	349	3.64%	37,509	697	7.47%
Loans and leases (2)	3,658,682	55,626	6.17%	3,466,360	58,830	6.83%
Total interest earning assets	4,928,430	70,963	5.84%	4,785,386	76,310	6.41%
Other assets	423,046			378,958
Total assets	5,351,476			5,164,344

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	942,223	3,109	1.34%	709,962	4,178	2.37%
NOW deposit accounts	550,241	786	0.58%	447,852	995	0.89%
Savings deposits	478,033	210	0.18%	461,307	762	0.66%
Time deposits	1,342,097	9,734	2.94%	1,613,878	16,763	4.18%
Total interest bearing deposits	3,312,594	13,839	1.69%	3,232,999	22,698	2.82%
Short-term borrowings	148,448	147	0.40%	303,576	2,340	3.10%
Trust preferred debentures	75,422	1,086	5.84%	75,422	1,247	6.65%
Long-term debt	631,238	6,197	3.98%	424,872	4,302	4.07%
Total interest bearing liabilities	4,167,702	21,269	2.07%	4,036,869	30,587	3.05%
Demand deposits	680,835			659,417
Other liabilities	66,254			64,893
Stockholders' equity	436,685			403,165
Total liabilities and stockholders' equity	$5,351,476			$5,164,344
Net interest income (FTE)		49,694			45,723
Interest rate spread			3.77%			3.36%
Net interest margin			4.09%			3.84%
Taxable equivalent adjustment		1,582			1,658
Net interest income		$48,112			$44,065

(1)	Securities are shown at average amortized cost.
(2)	For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding.

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended March 31,
	Increase (Decrease)
	2009 over 2008
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(39)	$(27)	$(66)
Securities available for sale	(424)	(881)	(1,305)
Securities held to maturity	(209)	(215)	(424)
Investment in FRB and FHLB Banks	26	(374)	(348)
Loans and leases	4,314	(7,518)	(3,204)
Total interest income	3,668	(9,015)	(5,347)

Money market deposit accounts	3,254	(4,323)	(1,069)
NOW deposit accounts	388	(597)	(209)
Savings deposits	29	(581)	(552)
Time deposits	(2,549)	(4,480)	(7,029)
Short-term borrowings	(811)	(1,382)	(2,193)
Trust preferred debentures	-	(161)	(161)
Long-term debt	1,986	(91)	1,895
Total interest expense	2,297	(11,615)	(9,318)

Change in FTE net interest income	$1,371	$2,600	$3,971

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended March 31,
	2009	2008
(in thousands)
Service charges on deposit accounts	$6,297	$6,525
Insurance and Broker/dealer revenue	5,338	1,107
Trust	1,409	1,774
Net securities gains	-	15
Bank owned life insurance	872	807
ATM fees	2,182	2,097
Retirement plan administration fees	1,741	1,708
Other	1,751	2,062
Total noninterest income	$19,590	$16,095

Noninterest income for the three months ended March 31, 2009 was $19.6 million, up $3.5 million or 21.7% from $16.1 million for the same period in 2008.  The increase in noninterest income was due primarily to an increase in insurance and broker/dealer revenue of approximately $4.2 million for the three months ended March 31, 2009, primarily due to the acquisition of Mang Insurance Agency, LLC during the third quarter of 2008.  This increase was partially offset by a decrease in trust administration income of $0.4 million for the three months ended March 31, 2009, compared with the same period in 2008.  This decrease was primarily the result of a decline in the value of trust assets under administration.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2009	2008
(in thousands)
Salaries and employee benefits	$21,427	$16,770
Occupancy	4,165	3,610
Equipment	2,022	1,825
Data processing and communications	3,295	3,170
Professional fees and outside services	2,722	3,099
Office supplies and postage	1,530	1,339
Amortization of intangible assets	813	391
Loan collection and other real estate owned	748	567
FDIC insurance	1,529	188
Other	4,054	3,075
Total noninterest expense	$42,305	$34,034

Noninterest expense for the three months ended March 31, 2009 was $42.3 million, up from $34.0 million for the same period in 2008.  Salaries and employee benefits increased $4.7 million, or 27.8%, for the three months ended March 31, 2009, compared with the same period in 2008.  The Company experienced increases of approximately $0.8 million and $0.4 million in pension and medical expenses, respectively, for the three months ended March 31, 2009 as compared with the same period in 2008.  The balance of the increase was due primarily to increases in full-time-equivalent employees during 2009, largely due to new branch activity and the aforementioned acquisition.  In addition,  Occupancy, equipment and data processing and communications expenses were $9.5 million for the three months ended March 31, 2009, up $0.9 million, or 10.2%, from $8.6 million for the three months ended March 31, 2008.  This increase was due primarily to an increase in expenses related to new branch activity during the past nine months.  Professional fees and outside services decreased $0.4 million for the three months ended March 31, 2009, compared with the same period in 2008, due primarily to professional fees incurred in 2008 related to noninterest income initiatives.  Amortization of intangible assets was $0.8 million for the three months ended March 31, 2009, up from $0.4 million for same period in 2008 due to the aforementioned acquisition.  FDIC insurance increased approximately $1.3 million for the three months ended March 31, 2009, compared with the same period in 2008.  Other operating expenses were $4.1 million for the three months ended March 31, 2009, up $1.0 million from $3.1 million for the three months ended March 31, 2008.  This increase resulted primarily from various nonrecurring recoveries in 2008.

Income Taxes

Income tax expense for the three months ended March 31, 2009 and 2008 was $5.9 million.  The effective rates were 31.0% and 30.2% for the three months ended March 31, 2009 and 2008, respectively.

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

Held to maturity securities experienced a very slight decline from December 31, 2008 to March 31, 2009.  At March 31, 2009, the balance of securities held to maturity was $139.2 million, as compared with $140.2 million at December 31, 2008.  Available for sale securities also experienced a very slight decline.  At March 31, 2009, the balance of available for sale securities declined by approximately $8.3 million, or less than 1%, from December 31, 2008.

Average total earning securities decreased $44.9 million, or 3.5%, for the three months ended March 31, 2009 when compared to the same period in 2008.  The average balance of securities available for sale decreased $30.7 million, or 2.7%, for the three months ended March 31, 2009 when compared to the same period in 2008.  The average balance of securities held to maturity decreased $14.2 million, or 9.3%, for the three months ended March 31, 2009, compared to the same period in 2008. The average total securities portfolio represents 24.9% of total average earning assets for the three months ended March 31, 2009, down from 26.6% for the same period in 2008.

The balance of securities available for sale decreased $8.3 million, or 0.7%, for the three months ended March 31, 2009 when compared to the same period in 2008.  The balance of securities held to maturity decreased $1.0 million, or 0.7%, for the three months ended March 31, 2009, compared to the same period in 2008.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	March 31, 2009	December 31, 2008
Mortgage-backed securities:
With maturities 15 years or less	21%	22%
With maturities greater than 15 years	6%	6%
Collateral mortgage obligations	28%	29%
Municipal securities	21%	20%
US agency notes	19%	17%
Other	5%	6%
Total	100%	100%

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	March 31, 2009	December 31, 2008
Residential real estate mortgages	$708,343	$722,723
Commercial	572,974	572,059
Commercial real estate mortgages	670,399	669,720
Real estate construction and development	73,454	67,859
Agricultural and agricultural real estate mortgages	111,418	113,566
Consumer	812,787	795,123
Home equity	615,917	627,603
Lease financing	83,092	83,258
Total loans and leases	$3,648,384	$3,651,911

Total loans and leases were $3.6 billion, or 67.5% of assets at March 31, 2009 and $3.7 billion, or 68.4% of assets at December 31, 2008.  Total loans and leases decreased nominally from December 31, 2008.  Residential real estate mortgages decreased by approximately $14.4 million, or 2.0%, from December 31, 2008 to March 31, 2009 due to an increase in refinancing activity in the low rate environment.  In addition, the Company has increased sales of newly originated loans to secondary markets.  Home equity loans decreased by approximately $11.7 million, or 1.9%, from December 31, 2008 to March 31, 2009 as the Company decreased home equity loan originations in the first quarter of 2009.

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan and lease losses to outstanding loans and leases at March 31, 2009 was 1.63% compared with 1.60% at December 31, 2008.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Table 3
Allowance For Loan and Lease Losses
	Three months ended
(dollars in thousands)	March 31, 2009		March 31, 2008
Balance, beginning of period	$58,564		$54,183
Recoveries	1,155		1,077
Chargeoffs	(6,859)		(5,238)
Net chargeoffs	(5,704)		(4,161)
Provision for loan losses	6,451		6,478
Balance, end of period	$59,311		$56,500
Composition of Net Chargeoffs
Commercial and agricultural	$(2,188)	38%	$(2,451)	59%
Real estate mortgage	(202)	4%	(118)	3%
Consumer	(3,314)	58%	(1,592)	38%
Net chargeoffs	$(5,704)	100%	$(4,161)	100%
Annualized net chargeoffs to average loans and leases	0.63%		0.48%

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

Nonperforming Assets
	March 31,	December 31,
(Dollars in thousands)	2009	2008
Nonaccrual loans
Commercial and agricultural loans and real estate	$15,987	$15,891
Real estate mortgages	3,445	3,803
Consumer	4,335	3,468
Troubled debt restructured loans	980	1,029
Total nonaccrual loans	24,747	24,191
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	12
Real estate mortgages	383	770
Consumer	2,154	1,523
Total loans 90 days or more past due and still accruing	2,537	2,305
Total nonperforming loans	27,284	26,496
Other real estate owned (OREO)	1,254	665
Total nonperforming assets	28,538	27,161
Total nonperforming loans to total loans and leases	0.75%	0.73%
Total nonperforming assets to total assets	0.53%	0.51%
Total allowance for loan and lease losses to nonperforming loans	217.38%	221.03%

In addition to nonperforming loans, the Company has also identified approximately $94.0 million in potential problem loans at March 31, 2009 as compared to $95.4 million at December 31, 2008.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.”  At March 31, 2009, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Company recorded a provision for loan and lease losses of $6.5 million during the first quarter of 2009 and 2008.  The provision remained at similar levels primarily due to an increase in net charge-offs during the quarter ended March 31, 2009 compared with the quarter ended March 31, 2008.  This was offset by a decreased in nonperforming loans during the same period.  Net charge-offs totaled $5.7 million for the three month period ending March 31, 2009, up from $4.2 million for the three months ended March 31, 2008.  The increase in net charge-offs for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was due primarily to increased charge-offs in the first quarter of 2009 related to commercial and agricultural loans.

Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that the Company has ever actively pursued.  The market does not apply a uniform definition of what constitutes “subprime” lending.  Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the OTS and the other federal bank regulatory agencies, or the Agencies, on June 29, 2007, which further referenced the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.  In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards.  The Agencies recognize that many prime loan portfolios will contain such accounts.  The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena.  According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a FICO score of 660 or below.  Based upon the definition and exclusions described above, the Company is a prime lender.  Within the loan portfolio, there are loans that, at the time of origination, had FICO scores of 660 or below.  However, since the Company is a portfolio lender, it reviews all data contained in borrower credit reports and does not base underwriting decisions solely on FICO scores.  We believe the aforementioned loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.  The Company has not originated Alt A loans or no interest loans.

Deposits

Total deposits were $4.1 billion at March 31, 2009, up $152.7 million, or 3.9%, from December 31, 2008.  The increase in deposits compared with December 31, 2008 was driven primarily by increases in money market accounts and NOW accounts.

Total average deposits for the three months ended March 31, 2009 increased $101.0 million, or 2.6%, from the same period in 2008. The Company experienced an increase in average money market accounts of $232.3 million, or 32.7%, for the three months ended March 31, 2009 compared to the same period in 2008.  Average NOW accounts increased $102.4 million, or 22.9%, to $550.2 million for the three months ended March 31, 2009 from $447.9 million for the same period in 2008.  This increase in average money market and NOW accounts was primarily due to a shift from time deposit accounts to money market accounts and NOW accounts.  Average savings accounts increased $16.7 million, or 3.6%, for the three month period ending March 31, 2009 as compared to the same period in 2008.  Average time deposits decreased $271.8 million, or 16.8%, for the three months ended March 31, 2009 from the same period in 2008.  Average demand deposit accounts increased $21.4 million, or 3.2%, for the three months ended March 31, 2009 as compared to the same period in 2008.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $127.2 million at March 31, 2009 compared to $206.5 million at December 31, 2008.  Long-term debt was $616.1 million at March 31, 2009, as compared to $632.2 million at December 31, 2008.  For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” on page 36 of this report.

Capital Resources

Stockholders' equity of $442.6 million represented 8.2% of total assets at March 31, 2009, compared with $431.8 million, or 8.1% as of December 31, 2008.  The Company did not purchase shares of its common stock during the three month period ended March 31, 2009.  At March 31, 2009, there were 1,000,000 shares available for repurchase under previously announced plans.

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

Table 4

Capital Measurements	March 31, 2009	December 31, 2008
Tier 1 leverage ratio	7.47%	7.17%
Tier 1 capital ratio	10.11%	9.75%
Total risk-based capital ratio	11.36%	11.00%
Cash dividends as a percentage of net income	49.96%	44.27%
Per common share:
Book value	$13.55	$13.24
Tangible book value	$9.34	$9.01

Table 5 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.60 at March 31, 2009 and 1.75 in the comparable period of the prior year. The Company's price was 12.3 times trailing twelve months earnings at March 31, 2009, compared to 14.5 times for the same period last year.

Table 5
Quarterly Common Stock and Dividend Information
				Cash Dividends
Quarter Endings	High	Low	Close	Declared
2009
March 31	$28.37	$15.42	$21.64	$0.20
2008
March 31	$23.65	$17.95	$22.20	$0.20
June 30	25.00	20.33	20.61	0.20
September 30	36.47	19.05	29.92	0.20
December 31	30.83	21.71	27.96	0.20

On April 27, 2009, the Company announced the declaration of a regular quarterly cash dividend of $0.20 per share.  The cash dividend will be paid on June 15, 2009 to stockholders of record as of June 1, 2009.

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2009 balance sheet position:

Table 6
Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(1.06%)
-100	(0.95%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At March 31, 2009, the Company’s Basic Surplus measurement was 7.6% of total assets or $411 million as compared to the December 31, 2008 Basic Surplus of 6.6%, but was above the Company’s minimum of 5% or $270 million set forth in its liquidity policies.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At March 31, 2009, approximately $22.4 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

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

Item 1A – Risk Factors

The Company has revised the risk factors it previously disclosed in its Form 10-K for the year ended December 31, 2008. The risk factors set forth in this Item 1A supersede and replace the risk factors in the 2008 Form 10-K.

Deterioration in local economic conditions may negatively impact our financial performance.

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

As a lender with the majority of our loans secured by real estate or made to businesses in New York and Pennsylvania, a downturn in the local economy could cause significant increases in nonperforming loans, which could hurt our profits. Declines in real estate values in our market areas could cause any of our loans to become inadequately collateralized, which would expose us to greater risk of loss. Additionally, a decline in real estate values could adversely impact our portfolio of residential and commercial real estate loans and could result in the decline of originations of such loans, as most of our loans, and the collateral securing our loans, are located in those areas.

Variations in interest rates may negatively affect our financial performance.

The Company’s earnings and financial condition are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board, affect interest income and interest expense.  High interest rates could also affect the amount of loans that the Company can originate, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost, to accounts with a higher cost or experience customer attrition due to competitor pricing. With short-term interest rates at historic lows and the current Federal Funds target rate at 25 bp, the Company’s interest-bearing deposit accounts, particulary core deposits, are repricing at historic lows as well.  In the future, we anticipate that the interest rate environment will increase and the Federal funds target rate will start to increase.  Depending on the nature and scale of those increases, the company’s challenge will be managing the magnitude and scope of the repricing.  If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Net Interest Income” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3. Quantitative and Qualitative Disclosure About Market Risk located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

Our lending, and particularly our emphasis on commercial and construction lending, exposes us to the risk of losses upon borrower default.

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

As of March 31, 2009, approximately 38% of the Company’s loan and lease portfolio consisted of commercial, agricultural, construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of constructions. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans and Leases” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

If our allowance for loan and lease losses is not sufficient to cover actual loan and lease losses, our earnings will decrease.

The Company maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that could be incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan and lease portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Company will need additional provisions to increase the allowance for loan and lease losses. These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Allowance for Loan and Lease Losses, Provision for Loan and Lease Losses, and Nonperforming Assets” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan and losses.

Strong competition within our industry and market area could hurt our performance and slow our growth.

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

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

The Company, primarily through the Bank and certain non-bank subsidiaries, is subject to extensive federal regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” which is located in Item 1. Business in the Company’s Annual Report on Form 10-K.

Our ability to service our debt, pay dividends and otherwise pay our obligations as they come due is substantially dependent on capital distributions from our subsidiaries.

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

We are subject to security and operational risks relating to our use of technology that could damage our reputation and our business.

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

We continually encounter technological change and the failure to understand and adapt to these changes could hurt our business.

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

Provisions of our certificate of incorporation, by-laws and stockholder rights plan, as well as Delaware law and certain banking laws, could delay or prevent a takeover of us by a third party.

Provisions of the Company’s certificate of incorporation and by-laws, the Company’s stock purchase rights plan, the corporate law of the State of Delaware and state and federal banking laws, including regulatory approval requirements, could delay, defer or prevent a third party from acquiring the Company, despite the possible benefit to the Company’s stockholders, or otherwise adversely affect the market price of the Company’s common stock. These provisions include: supermajority voting requirements for certain business combinations; the election of directors to staggered terms of three years; and advance notice requirements for nominations for election to the Company’s board of directors and for proposing matters that stockholders may act on at stockholder meetings. In addition, the Company is subject to Delaware law, which among other things prohibits the Company from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder unless certain conditions are met. These provisions may discourage potential takeover attempts, discouraging bids for the Company’s common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, the Company’s common stock. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors other than candidates nominated by the Board.

Recent negative developments in the housing market, financial industry and the domestic and international credit markets may adversely affect our operations and results.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. In particular, we have seen increases in foreclosures in our markets, increases in expenses such as FDIC premiums and pension expenses, and a declining reinvestment rate environment.  We do not expect that the difficult conditions in the financial and housing markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions. In particular, we may be affected in one or more of the following ways:

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•	Customer confidence levels may continue to decline and increase delinquencies and default rates, which could impact our charge-offs and provision for loan losses.

•
Our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•	We will continue to be required to pay significantly higher FDIC premiums than in the past.

We are subject to other-than-temporary impairment risk which could negatively impact our financial performance.

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

We may be adversely affected by the soundness of other financial institutions.

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program.  The carrying value and fair market value of our FHLB of New York common stock was $37.9 million as of March 31, 2009.

There are 12 branches of the FHLB, including New York.  Several members have warned that they have either breached risk-based capital requirements or that they are close to breaching those requirements.  To conserve capital, some FHLB branches are suspending dividends, cutting dividend payments, and not buying back excess FHLB stock that members hold.  FHLB of New York has stated that they expect to be able to continue to pay dividends, redeem excess capital stock, and provide competively priced advances in the future.  The most severe problems in FHLB have been at some of the other FHLB branches.  Nonetheless, the 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The Company made no purchases of its equity securities during the quarter ended March 31, 2009.  At March 31, 2009, there were 1,000,000 shares available for repurchase under the stock repurchase plan authorized on January 28, 2008, in the amount of 1,000,000 shares.  This plan expires on December 31, 2009.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

3.1   Certificate of Incorporation of NBT Bancorp Inc. as amended through July 23, 2001 (filed as Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).

3.2   By-laws of NBT Bancorp Inc. as amended and restated through July 23, 2001 (filed as Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 11th day of May 2009.

NBT BANCORP INC.

By:	/s/ Michael J. Chewens
Michael J. Chewens, CPA
Senior Executive Vice President
Chief Financial Officer and Corporate Secretary

EXHIBIT INDEX

3.1   Certificate of Incorporation of NBT Bancorp Inc. as amended through July 23, 2001 (filed as Exhibit 3.1 to Registrant's Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).

3.2   By-laws of NBT Bancorp Inc. as amended and restated through July 23, 2001 (filed as Exhibit 3.2 to Registrant's Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).

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