Form 10-Q
period 2009-06-30
NBT BANCORP INC
filed 2009-08-10
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
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

None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒    Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐   No   ☒

As of July 31, 2009, there were 34,293,421 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended June 30, 2009

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2009	2008

Assets
Cash and due from banks	$102,986	$107,409
Short-term interest bearing accounts	88,533	2,987
Securities available for sale, at fair value	1,114,330	1,119,665
Securities held to maturity (fair value $142,286 and $141,308, respectively)	140,952	140,209
Trading securities	2,052	1,407
Federal Reserve and Federal Home Loan Bank stock	38,229	39,045
Loans and leases	3,649,546	3,651,911
Less allowance for loan and lease losses	62,734	58,564
Net loans and leases	3,586,812	3,593,347
Premises and equipment, net	64,797	65,241
Goodwill	114,942	114,838
Intangible assets, net	22,197	23,367
Bank owned life insurance	72,764	72,276
Other assets	68,463	56,297
Total assets	$5,417,057	$5,336,088

Liabilities
Demand (noninterest bearing)	$728,340	$685,495
Savings, NOW, and money market	2,101,703	1,885,551
Time	1,228,028	1,352,212
Total deposits	4,058,071	3,923,258
Short-term borrowings	120,104	206,492
Long-term debt	604,708	632,209
Trust preferred debentures	75,422	75,422
Other liabilities	76,612	66,862
Total liabilities	$4,934,917	$4,904,243

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2009 and December 31, 2008	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at June 30, 2009 and December 31, 2008; issued 38,035,574 and 36,459,344 at June 30, 2009 and
December 31, 2008, respectively	380	365
Additional paid-in-capital	309,836	276,418
Retained earnings	256,582	245,340
Accumulated other comprehensive loss	(4,858)	(8,204)
Common stock in treasury, at cost, 3,743,368 and 3,853,548 shares at June 30, 2009 and December 31, 2008, respectively	(79,800)	(82,074)
Total stockholders’ equity	482,140	431,845
Total liabilities and stockholders’ equity	$5,417,057	$5,336,088

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Income (unaudited)	2009	2008	2009	2008
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$54,886	$57,220	$110,297	$115,837
Securities available for sale	11,671	13,417	24,046	27,163
Securities held to maturity	1,209	1,478	2,443	2,992
Other	606	739	967	1,514
Total interest, fee, and dividend income	68,372	72,854	137,753	147,506
Interest expense
Deposits	13,123	18,712	26,962	41,410
Short-term borrowings	124	1,362	271	3,702
Long-term debt	5,998	5,629	12,195	9,931
Trust preferred debentures	1,076	1,146	2,162	2,393
Total interest expense	20,321	26,849	41,590	57,436
Net interest income	48,051	46,005	96,163	90,070
Provision for loan and lease losses	9,199	5,803	15,650	12,281
Net interest income after provision for loan and lease losses	38,852	40,202	80,513	77,789
Noninterest income
Service charges on deposit accounts	6,950	6,938	13,247	13,463
Insurance and broker/ dealer revenue	4,220	1,366	9,558	2,473
Trust	1,761	2,099	3,170	3,873
Net securities gains	17	18	17	33
Bank owned life insurance	670	480	1,542	932
ATM fees	2,368	2,225	4,550	4,322
Retirement plan administration fees	2,194	1,671	3,935	3,379
Other	1,665	1,622	3,416	4,039
Total noninterest income	19,845	16,419	39,435	32,514
Noninterest expense
Salaries and employee benefits	19,947	16,906	41,374	33,676
Occupancy	3,610	3,427	7,775	7,037
Equipment	2,005	1,862	4,027	3,687
Data processing and communications	3,324	3,115	6,619	6,285
Professional fees and outside services	2,407	2,521	5,129	5,620
Office supplies and postage	1,429	1,331	2,959	2,670
Amortization of intangible assets	825	378	1,638	769
Loan collection and other real estate owned	674	730	1,422	1,297
FDIC insurance	4,032	184	5,561	372
Other	3,686	4,969	7,740	8,044
Total noninterest expense	41,939	35,423	84,244	69,457
Income before income tax expense	16,758	21,198	35,704	40,846
Income tax expense	5,198	6,541	11,072	12,473
Net income	$11,560	$14,657	$24,632	$28,373
Earnings per share
Basic	$0.34	$0.46	$0.74	$0.89
Diluted	$0.34	$0.45	$0.74	$0.88

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock
	Stock	Capital	Earnings	Loss	in Treasury	Total
(in thousands, except share and per share data)

Balance at December 31, 2007	$365	$273,275	$215,031	$(3,575)	$(87,796)	$397,300
Cumulative effect adjustment to record liability for split-dollar life insurance policies			(1,518)			(1,518)
Net income			28,373			28,373
Cash dividends - $0.40 per share			(12,848)			(12,848)
Purchase of 272,840 treasury shares					(5,939)	(5,939)
Net issuance of 80,259 shares to employee benefit plans and other stock plans, including tax benefit		95	(251)		1,661	1,505
Stock-based compensation		1,133				1,133
Net issuance of 25,200 shares of restricted stock awards		(557)			526	(31)
Forfeiture of 3,067 shares of restricted stock		70			(70)
Other comprehensive loss				(4,103)		(4,103)
Balance at June 30, 2008	$365	$274,016	$228,787	$(7,678)	$(91,618)	$403,872

Balance at December 31, 2008	$365	$276,418	$245,340	$(8,204)	$(82,074)	$431,845
Net income			24,632			24,632
Cash dividends - $0.40 per share			(13,390)			(13,390)
Net issuance of 1,576,230 common shares	15	33,521				33,536
Net issuance of 55,313 shares to employee benefit plans and other stock plans, including tax benefit		(546)			1,154	608
Stock-based compensation		1,741				1,741
Issuance of 57,717 shares of restricted stock awards		(1,364)			1,186	(178)
Forfeiture of 2,850 shares of restricted stock		66			(66)	-
Other comprehensive income				3,346		3,346
Balance at June 30, 2009	$380	$309,836	$256,582	$(4,858)	$(79,800)	$482,140

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Six Months Ended June 30,
Consolidated Statements of Cash Flows (unaudited)	2009	2008
(In thousands, except per share data)
Operating activities
Net income	$24,632	$28,373
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	15,650	12,281
Depreciation and amortization of premises and equipment	2,674	2,583
Net accretion on securities	226	210
Amortization of intangible assets	1,638	769
Stock based compensation	1,741	1,133
Bank owned life insurance income	(1,542)	(932)
Purchases of trading securities	(484)	(46)
Unrealized (gains) losses in trading securities	(161)	131
Proceeds from sales of loans held for sale	67,765	9,166
Originations and purchases of loans held for sale	(81,781)	(10,411)
Net gains on sales of loans held for sale	(390)	(31)
Net security gains	(17)	(33)
Net gain on sales of other real estate owned	(43)	(80)
Net increase in other assets	(11,715)	(7)
Net increase in other liabilities	8,685	2,901
Net cash provided by operating activities	26,878	46,007
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	256,836	259,177
Proceeds from sales	-	1,140
Purchases	(247,420)	(239,110)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	48,783	39,772
Purchases	(49,583)	(39,373)
Net decrease (increase) in loans	4,133	(158,527)
Net decrease (increase) in Federal Reserve and FHLB stock	816	(3,221)
Cash received from death benefit	1,054	-
Purchases of premises and equipment	(2,230)	(3,412)
Proceeds from sales of other real estate owned	178	290
Net cash provided by (used in) investing activities	12,567	(143,264)
Financing activities
Net increase in deposits	134,813	67,020
Net decrease in short-term borrowings	(86,388)	(162,843)
Proceeds from issuance of long-term debt	-	325,015
Repayments of long-term debt	(27,501)	(130,182)
Excess tax benefit from exercise of stock options	109	121
Proceeds from the issuance of shares to employee benefit plans and other stock plans	499	1,384
Issuance of common stock	33,536	-
Purchase of treasury stock	-	(5,939)
Cash dividends and payment for fractional shares	(13,390)	(12,848)
Net cash provided by financing activities	41,678	81,728
Net increase (decrease) in cash and cash equivalents	81,123	(15,529)
Cash and cash equivalents at beginning of period	110,396	162,946
Cash and cash equivalents at end of period	$191,519	$147,417

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$42,415	$60,084
Income taxes paid	4,038	6,915
Noncash investing activities:
Loans transferred to OREO	$1,158	$805

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Comprehensive Income (unaudited)	2009	2008	2009	2008
(In thousands)
Net income	$11,560	$14,657	$24,632	$28,373
Other comprehensive income (loss), net of tax
Unrealized net holding gains (losses) arising during the period (pre-tax amounts of $223, ($19,746), $4,250, and ($6,378))	134	(11,932)	2,566	(4,191)
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of ($17), ($18), ($17), and ($33))	(10)	(11)	(10)	(20)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $658, $90, $1,316, and $180)	395	54	790	108
Total other comprehensive income (loss)	519	(11,889)	3,346	(4,103)
Comprehensive income	$12,079	$2,768	$27,978	$24,270

See accompanying notes to unaudited interim consolidated financial statements

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

Note 1.	Description of Business

NBT Bancorp Inc. (the “Registrant”) is a registered financial holding company incorporated in the State of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Registrant is the parent holding company of NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (the “Trusts”).  Through the Bank and NBT Financial, the Company is focused on community banking operations and other financial services.  Through NBT Holdings, the Company operates Mang Insurance Agency, LLC (“Mang”), a full-service insurance agency.  The Trusts were organized to raise additional regulatory capital and to provide funding for certain acquisitions. The Registrant’s primary business consists of providing commercial banking and financial services to customers in its market area. The principal assets of the Registrant are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank, NBT Financial, and NBT Holdings.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York, northeastern Pennsylvania, and Burlington, Vermont market areas.

Note 2.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries, the Bank, NBT Financial and NBT Holdings.  Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.”  All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation.  The Company has evaluated subsequent events for potential recognition and/or disclosure through August 10, 2009, the date the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q were issued.

Note 3.	New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, "Subsequent Events," or SFAS No. 165.  The objective of this Statement is to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  Adoption of SFAS No. 165 did not have a material impact on our financial condition or results of operations.  The Company has evaluated the requirements of SFAS No. 165 as of the date of this filing and determined that no disclosures of subsequent events are necessary.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets," or SFAS No. 166.  This Statement removes the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of financial assets as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor and interest in transferred financial assets.

Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets for interim and annual reporting periods.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009 and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Adoption of SFAS No. 166 is not expected to have a material impact on our financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," or SFAS No. 167.  This Statement changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary (the reporting entity that must consolidate the VIE) and requires companies to more frequently reassess whether they must consolidate VIE’s.  Enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  It is possible that application of this revised guidance will change an enterprise’s assessment of which entities with which it is involved are variable interest entities.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009 and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  Adoption of SFAS No. 167 is not expected to have a material impact on our financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”)—a replacement of FASB Statement No. 162”, or SFAS No. 168. On the effective date of this standard, Accounting Standards Codification (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is nonauthoritative (not in FASB ASC). Adoption of SFAS No. 168 is not expected to have a material impact on our financial condition or results of operations, however will affect technical accounting references in future filings.

Note 4.	Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan and lease losses, other real estate owned (“OREO”), income taxes, pension expense, fair values of lease residual assets, fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at June 30, 2009 or December 31, 2008. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  Uncertain tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more than likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected long-term rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various assumptions used to compute pension expense. The Company also considers relevant indices and market interest rates in selecting an appropriate discount rate. A cash flow analysis for expected benefit payments from the plan is performed each year to also assist in selecting the discount rate.  In addition, the Company reviews expected inflationary and merit increases to compensation in determining the expected rate of increase in future compensation levels.

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

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Commitments to extend credit and unused lines of credit totaled $530.1 million at June 30, 2009 and $537.6 million at December 31, 2008.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $34.0 million at June 30, 2009 and $27.6 million at December 31, 2008. As of June 30, 2009, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended June 30,	2009	2008
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	34,104	31,989
Net income available to common shareholders	11,560	14,657
Basic EPS	$0.34	$0.46
Diluted EPS:
Weighted average common shares outstanding	34,104	31,989
Dilutive effect of common stock options and restricted stock	210	253
Weighted average common shares and common share equivalents	34,314	32,242
Net income available to common shareholders	11,560	14,657
Diluted EPS	$0.34	$0.45

Six months ended June 30,	2009	2008
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	33,295	32,021
Net income available to common shareholders	24,632	28,373
Basic EPS	$0.74	$0.89
Diluted EPS:
Weighted average common shares outstanding	33,295	32,021
Dilutive effect of common stock options and restricted stock	188	225
Weighted average common shares and common share equivalents	33,483	32,246
Net income available to common shareholders	24,632	28,373
Diluted EPS	$0.74	$0.88

There were 857,984 stock options for the quarter ended June 30, 2009 and 606,083 stock options for the quarter ended June 30, 2008 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,090,860 stock options for the six months ended June 30, 2009 and 1,184,995 stock options for the six months ended June 30, 2008 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at June 30, 2009.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The components of expense for pension and other benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
Components of net periodic benefit cost:	2009	2008	2009	2008
Service cost	$586	$572	$6	$6
Interest cost	860	806	55	60
Expected return on plan assets	(1,400)	(1,503)	-	-
Net amortization	670	97	(12)	(7)
Total cost (benefit)	$716	$(28)	$49	$59

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
Components of net periodic benefit cost:	2009	2008	2009	2008
Service cost	$1,173	$1,145	$12	$12
Interest cost	1,722	1,610	111	120
Expected return on plan assets	(2,801)	(3,005)	-	-
Net amortization	1,341	193	(25)	(13)
Total cost (benefit)	$1,435	$(57)	$98	$119

The Company is not required to make contributions to the plans in 2009.  However, the Company made contributions to the plans totaling approximately $12.0 million during the six months ended June 30, 2009.  The Company recorded approximately $0.8 million, net of tax, as amortization of pension amounts previously recognized in Accumulated Other Comprehensive Loss during the six months ended June 30, 2009.

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

As of June 30, 2009, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable	Balance
	Identical Assets	Observable Inputs	Inputs	as of
	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
Assets:
Securities Available for Sale:
U.S. Treasury	64	-	-	64
Federal Agency	-	274,140	-	274,140
State & municipal		138,798	-	138,798
Mortgage-backed	-	318,907	-	318,907
Collateralized mortgage obligations	-	349,185	-	349,185
Corporate		20,678	-	20,678
Other securities	9,562	2,996	-	12,558
Total Securities Available for Sale	$9,626	$1,104,704	$-	$1,114,330

Trading Securities	2,052	-	-	2,052
Total	$11,678	$1,104,704	$-	$1,116,382

Certain common equity securities are reported at fair value utilizing Level 1 inputs (exchange quoted prices).  The majority of the other investment securities are reported at fair value utilizing Level 2 inputs.  The prices for these instruments are obtained through an independent pricing service or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities.  Prices obtained from these sources include prices derived from market quotations and matrix pricing.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.  Management reviews the methodologies used in pricing the securities by its third party providers.

SFAS No. 157 requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, lease residuals, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurement recorded during the six month period ended June 30, 2009 was related to impaired loans.  In accordance with the provisions of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan--an amendment of FASB Statements No. 5 and 15” (“SFAS No. 114”), the Company had collateral dependent impaired loans with a carrying value of approximately $16.7 million which had specific reserves included in the allowance for loan and lease losses of $2.8 million at June 30, 2009.  During the three month period ended June 30, 2009, the Company established specific reserves of approximately $2.1 million, which were included in the provision for loan and lease losses for the respective period.  During the six month period ended June 30, 2009, the Company established specific reserves of approximately $2.2 million, which were included in the provision for loan and lease losses for the respective period.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

In accordance with FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, the following table sets forth information with regard to estimated fair values of financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$191,519	$191,519	$110,396	$110,396
Securities available for sale	1,114,330	1,114,330	1,119,665	1,119,665
Securities held to maturity	140,952	142,286	140,209	141,308
Trading securities	2,052	2,052	1,407	1,407
Loans (1)	3,649,546	3,628,942	3,651,911	3,650,428
Less allowance for loan losses	62,734	-	58,564	-
Net loans	3,586,812	3,628,942	3,593,347	3,650,428
Accrued interest receivable	20,640	20,640	22,746	22,746
Financial liabilities
Savings, NOW, and money market	$2,101,703	$2,101,703	$1,885,551	$1,885,551
Time deposits	1,228,028	1,238,433	1,352,212	1,367,425
Noninterest bearing	728,340	728,340	685,495	685,495
Short-term borrowings	120,104	120,104	206,492	206,492
Long-term debt	604,708	645,047	632,209	660,246
Accrued interest payable	7,884	7,884	8,709	8,709
Trust preferred debentures	75,422	79,272	75,422	79,411

(1)	Lease receivables, although excluded from the scope of SFAS No. 107, are included in the estimated fair value amounts at their carrying amounts.

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

Note 10.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
June 30, 2009
U.S. Treasury	$59	$5	$-	$64
Federal Agency	270,004	4,392	256	274,140
State & municipal	137,467	2,166	835	138,798
Mortgage-backed	308,498	10,409	-	318,907
Collateralized mortgage obligations	340,690	9,046	551	349,185
Corporate	20,013	665	-	20,678
Other securities	12,648	1,228	1,318	12,558
Total securities available for sale	$1,089,379	$27,911	$2,960	$1,114,330
December 31, 2008
U.S. Treasury	$59	$8	$-	$67
Federal Agency	213,997	5,211	41	219,167
State & municipal	126,369	2,374	770	127,973
Mortgage-backed	351,973	8,755	99	360,629
Collateralized mortgage obligations	376,058	5,656	1,437	380,277
Corporate	20,016	769	-	20,785
Other securities	10,475	1,279	987	10,767
Total securities available for sale	$1,098,947	$24,052	$3,334	$1,119,665

In the available for sale category at June 30, 2009, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSE securities with an amortized cost of $273.9 million and a fair value of $282.6 million and US Government Agency securities with an amortized cost of $34.6 million and a fair value of $36.3 million; collateralized mortgage obligations were comprised of GSE securities with an amortized cost of $181.8 million and a fair value of $186.0 million and US Government Agency securities with an amortized cost of $158.9 million and a fair value of $163.2 million.

In the available for sale category at December 31, 2008, federal agency securities were comprised of  GSE securities; mortgaged-backed securities were comprised of GSE securities with an amortized cost of $313.7 million and a fair value of $321.0 million and US Government Agency securities with an amortized cost of $38.2 million and a fair value of $39.7 million; collateralized mortgage obligations were comprised of GSE securities with an amortized cost of $204.1 million and a fair value of $205.6 million and US Government Agency securities with an amortized cost of $172.0 million and a fair value of $174.6 million.

Others securities primarily represent marketable equity securities.

The following table sets forth information with regard to sales transactions of securities available for sale:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2009	2008	2009	2008
Proceeds from sales	$-	$1,140	$-	$1,140
Gross realized gains	-	46	-	46
Gross realized losses	-	-	-	-
Net securities gains	$-	$46	$-	$46

During the periods presented above, the Company also recognized securities gains and losses from calls and maturities.

At June 30, 2009 and December 31, 2008, securities available for sale with amortized costs totaling $840.6 million and $891.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at June 30, 2009 and December 31, 2008, securities available for sale with an amortized cost of $182.6 million and $165.7 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
June 30, 2009
Mortgage-backed	$2,243	$134	$-	$2,377
State & municipal	138,709	1,218	18	139,909
Total securities held to maturity	$140,952	$1,352	$18	$142,286
December 31, 2008
Mortgage-backed	$2,372	$95	$-	$2,467
State & municipal	136,259	1,048	44	137,263
Other securities	1,578	-	-	1,578
Total securities held to maturity	$140,209	$1,143	$44	$141,308

At June 30, 2009, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

In accordance with FSP FAS 115-2 and FSP FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”, the following table sets forth information with regard to investment securities with unrealized losses at June 30, 2009 and December 31, 2008:

	Less than 12 months		12 months or longer		Total
Security Type:	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

June 30, 2009
U.S. Treasury	$-	$-	$-	$-	$-	$-
Federal agency	79,761	(256)	-	-	79,761	(256)
State & municipal	24,648	(358)	19,628	(477)	44,276	(835)
Mortgage-backed	-	-	-	-	-	-
Collateralized mortgage obligations	30,249	(298)	45,418	(253)	75,667	(551)
Corporate	-	-	-	-	-	-
Other securities	3,801	(1,292)	55	(26)	3,856	(1,318)
Total securities with unrealized losses	$138,459	$(2,204)	$65,101	$(756)	$203,560	$(2,960)

December 31, 2008
U.S. Treasury	$-	$-	$-	$-	$-	$-
Federal agency	9,959	(41)	-	-	9,959	(41)
State & municipal	17,024	(390)	15,112	(380)	32,136	(770)
Mortgage-backed	2,105	(28)	7,336	(71)	9,441	(99)
Collateralized mortgage obligations	46,865	(1,301)	15,682	(136)	62,547	(1,437)
Corporate	-	-	-	-	-	-
Other securities	5,276	(947)	704	(40)	5,980	(987)
Total securities with unrealized losses	$81,229	$(2,707)	$38,834	$(627)	$120,063	$(3,334)

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses or in other comprehensive income, depending on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.  If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If the Company does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment shall be separated into (a) the amount representing the credit loss and (b) the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss shall be recognized in earnings. The amount of the total other-than-temporary impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes.

In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the historical and implied volatility of the fair value of the security.

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of June 30, 2009, management also had intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of June 30, 2009, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at June 30, 2009:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$17,141	$17,456
From one to five years	280,978	283,468
From five to ten years	334,955	346,233
After ten years	443,657	454,615
	$1,076,731	$1,101,772
Debt securities classified as held to maturity
Within one year	$79,210	$79,267
From one to five years	36,019	36,727
From five to ten years	20,041	20,474
After ten years	5,682	5,818
	$140,952	$142,286

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2009.

NBT BANCORP INC. and Subsidiaries
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. (“the Registrant”) and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2008 Form 10-K for an understanding of the following discussion and analysis.  Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results of the full year ending December 31, 2009 or any future period.

Forward-looking Statements

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “could,” or other similar terms.   There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may affect interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards or tax laws, may adversely affect the businesses in which the Company is engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; (7) adverse changes may occur in the securities markets or with respect to inflation; (8) acts of war or terrorism; (9) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (10) internal control failures; and (11) the Company’s success in managing the risks involved in the foregoing.

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

Management of the Company considers the accounting policy relating to other-than-temporary impairment to be a critical accounting policy.  Management systematically evaluates certain assets for other-than-temporary declines in fair value, primarily investment securities and lease residual assets.  Management considers historical values and current market conditions as a part of the assessment.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.

Overview

The following information should be considered in connection with the Company's results for the first six months of 2009:

•
Like all FDIC insured financial institutions, the Company has been subjected to substantial increases in FDIC recurring premiums, as well as a special assessment levied by the FDIC in the second quarter of 2009, which had a significant impact on 2009 second quarter and year to date earnings.  For the three months ended June 30, 2009, FDIC expenses increased $3.8 million over the three months ended June 30, 2008, including the special assessment of approximately $2.5 million.  For the six months ended June 30, 2009, FDIC expenses increased $5.2 million over the six months ended June 30, 2008, including the aforementioned special assessment.  Excluding the effect of the FDIC premiums increases and special assessment, net income would have been $0.41 per diluted share for the three months ended June 30, 2009 and $0.84 per diluted share for the six months ended June 30, 2009.

•
Pension expenses increased in 2009 in comparison to 2008 primarily due to the impact of market declines on pension assets.  The Company expects pension expense to remain at these increased levels during the remainder of 2009.

•
The Company's results for the first six months of 2009, unlike the first six months of 2008, include the results of Mang, which was acquired by the Company on September 1, 2008.  Mang provides brokered insurance products to individuals and businesses from locations in 18 upstate New York communities.

•	In 2009, the Company has strategically expanded into the northwestern Vermont region. A loan production office is currently located in Burlington, Vermont.

•
The Company’s results for the first six months of 2009 include operating costs of new branches from de novo activity for three branches opened in 2007, four branches opened in 2008 and the aforementioned loan production office in Burlington, Vermont, which began operating in 2009.  The operating costs for those locations are included in the Company’s noninterest expense for the first six months of 2009 of approximately $1.5 million, as compared to $1.2 million for the same period in 2008.

•
The Company's common stock was added to the Standard & Poor's SmallCap 600 Index during the first quarter of 2009.  Simultaneously with being added to the index, the Company launched a public offering of its common stock, which was completed during the second quarter of 2009.

•
As a result of the current economic recession, the Company is facing certain challenges in its industry.  Given the current low rate environment, the Company’s net interest margin could come under pressure as the cash flows from the loan and securities portfolios are reinvested at lower rates and deposit rates are at or near their potential floors.  In an effort to mitigate the effect of the recession on its loan portfolio, the Company continues to tighten underwriting criteria, specifically for consumer lending, has discontinued originating new auto leases during the second quarter of 2009 and has slowed the volume of home equity originations as compared to the same period in 2008.

In addition, the Company has not actively pursued the types of loans, such as subprime, alt-A and no-interest loans, that have been the most problematic for many banks.  Therefore, the Company has not made substantial changes to its core business of investing deposit funds in loans and leases in its market areas in response to the recent and continuing economic crisis.  However, in light of increased margin pressures due in part to the economic crisis, the Company has recently increased its focus on earning noninterest income, including through increases in ATM fees and the Company’s acquisition of Mang Insurance Agency in September of 2008. The Company has also recently tightened its underwriting standards on certain portfolios and increased its resources for collecting on past due loans.

Net income per diluted share for the three months ended June 30, 2009 of $0.34 per share, as compared with $0.45 per share for the three months ended June 30, 2008.  Net income for the three months ended June 30, 2009 was $11.6 million, down $3.1 million, or 21.1%, from $14.7 million for the second quarter last year.  The decrease in net income for the three months ended June 30, 2009 compared with the three months ended June 30, 2008 was primarily the result of the aforementioned increase in FDIC expenses including the special assessment and an increase in the provision for loan and lease losses.

Net income per diluted share for the six months ended June 30, 2009 was $0.74 per share, as compared with $0.88 per share for the six months ended June 30, 2008.  Net income for the six months ended June 30, 2009 was $24.6 million, down $3.7 million, or 13.2%, from the six months ended June 30, 2008.  The decrease in net income for the six months ended June 30, 2009 compared with the six months ended June 30, 2008 was primarily the result of the aforementioned increase in FDIC expenses including the special assessment and an increase in the provision for loan and lease losses.

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

Table 1 - Performance Measures

	First	Second	Six
2009	Quarter	Quarter	Months
Return on average assets (ROAA)	0.99%	0.85%	0.92%
Return on average equity (ROAE)	12.14%	9.63%	10.82%
Net Interest Margin	4.09%	3.95%	4.02%

2008
Return on average assets (ROAA)	1.07%	1.12%	1.10%
Return on average equity (ROAE)	13.68%	14.49%	14.09%
Net Interest Margin	3.84%	3.94%	3.89%

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings.  Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the major determining factors in a financial institution’s performance as it is the principal source of earnings. In response to the financial crisis, the Federal Open Market Committee lowered the target Federal Funds rate 500 bp, from 5.25% to 0.25% between September 2007 to December 2008 resulting in a corresponding drop in the Prime Rate from 8.25% to 3.25%.  Since December 2008, there has been no action taken to move the rate further.  As a result of these changes, the yield curve has steepened, thus far allowing the Company to lower its cost of funds more quickly than the repricing of earning assets, resulting in a higher net interest margin.  In addition, the Company has lowered rates paid on interest-bearing liabilities.  The impact of these actions is further explained in Table 2, which represents an analysis of net interest income on a FTE basis.

FTE net interest income increased $2.0 million, or 4.1%, during the three months ended June 30, 2009, compared to the same period of 2008. The increase in FTE net interest income resulted primarily from a decrease in the rate paid on interest bearing liabilities of 69 bp to 1.95% for the three months ended June 30, 2009 from 2.64% for the same period in 2008.  The interest rate spread increased 9 bp during the three months ended June 30, 2009 compared to the same period in 2008.  The net interest margin increased by one bp to 3.95% for the three months ended June 30, 2009, compared with 3.94% for the same period in 2008.  For the three months ended June 30, 2009, total FTE interest income decreased $4.6 million, or 6.1% as compared with the three months ended June 30, 2008.  The yield on earning assets for the period decreased 60 bp to 5.56% for the three months ended June 30, 2009 from 6.16% for the same period in 2008.  This decrease was partially offset by an increase in average interest earning assets of $171.3 million, or 3.5%, for the three months ended June 30, 2009 when compared to the same period in 2008, principally from growth in average loans and leases.  As a result of our excess liquidity, our Federal Funds sold position had a negative impact of 11 bp on our net interest margin for the three months ended June 30, 2009.

For the quarter ended June 30, 2009, total interest expense decreased $6.5 million, or 24.3%, primarily the result of the 175 basis point drop in the target Fed Funds rate from 2.00% at June 30, 2008 to 0.25% at June 30, 2009, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest bearing liabilities increased $88.5 million, or 2.2%, for the three months ended June 30, 2009 when compared to the same period in 2008, principally from growth in money market deposit accounts, NOW deposit accounts, and long-term debt, partially offset by the decrease in time deposit accounts and short-term borrowings.  Total average interest bearing deposits increased $184.9 million, or 5.8%, for the three months ended June 30, 2009 when compared to the same period in 2008.  The rate paid on average interest bearing deposits decreased 79 bp from 2.35% for the three months ended June 30, 2008 to 1.56% for the same period in 2009.  For the three months ended June 30, 2009, the Company experienced a shift in its deposit mix from time deposits to money market deposit accounts and NOW accounts. Average time deposit accounts decreased approximately $273.4 million, or 17.6%, for the three months ended June 30, 2009 when compared to the same period in 2008, while money market accounts and NOW accounts collectively increased approximately $426.8 million, or 36.4%.

Total average borrowings, including trust preferred debentures, decreased $96.4 million, or 10.7%, for the three months ended June 30, 2009 compared with the same period in 2008.  Average short-term borrowings decreased by $137.1 million, or 53.3%, from $257.4 million for the three months ended June 30, 2008 to $120.3 million for the three months ended June 30, 2009.  The Company has been in a Fed Funds sold position since March 2009 which has decreased reliance on short-term borrowings.  Interest expense from short-term borrowings decreased $1.2 million, or 90.9%.  The rate paid on short-term borrowings decreased 172 bp from 2.13% for the three months ended June 30, 2008 to 0.41% for the same period in 2009.  Average long-term debt increased $40.7 million, or 7.2%, for the three months ended June 30, 2009, compared with the same period in 2008.  The rate paid on long-term debt decreased to 3.95% for the three months ended June 30, 2009, from 3.98% for the same period in 2008.  As a result of the increase in the average balance of long-term debt, interest paid on long-term debt increased $0.4 million, or 6.5%, for the three months ended June 30, 2009 as compared to the same period in 2008.

FTE net interest income increased $5.9 million, or 6.4%, during the six months ended June 30, 2009, compared to the same period of 2008. The increase in FTE net interest income resulted primarily from a decrease in the rate paid on interest bearing liabilities of 83 bp, to 2.01% for the six months ended June 30, 2009 from 2.84% for the same period in 2008.  The interest rate spread increased 25 bp during the six months ended June 30, 2009 compared to the same period in 2008.  The net interest margin increased by 13 bp to 4.02% for the six months ended June 30, 2009, compared with 3.89% for the same period in 2008.  For the six months ended June 30, 2009, total FTE interest income decreased $9.9 million, or 6.6%.  The yield on earning assets for the period decreased 58 bp to 5.70% for the six months ended June 30, 2009 from 6.28% for the same period in 2008.  This decrease was partially offset by an increase in average interest earning assets of $157.0 million, or 3.2%, for the six months ended June 30, 2009 when compared to the same period in 2008, principally from growth in average loans and leases.  As a result of our excess liquidity, our Federal Funds sold position had a negative impact of 6 bp on our net interest margin for the six months ended June 30, 2009.

For the six months ended June 30, 2009, total interest expense decreased $15.8 million, or 27.6%, primarily the result of the 175 basis point drop in the target Fed Funds rate from 2.00% at June 30, 2008 to 0.25% at June 30, 2009, which impacts the Company’s short-term borrowing, money market account and time deposit rates.  Additionally, average interest bearing liabilities increased $109.7 million, or 2.7%, for the six months ended June 30, 2009 when compared to the same period in 2008, principally from growth in money market deposit accounts, NOW deposit accounts, and long-term debt, partially offset by the decrease in time deposit accounts and short-term borrowings.  Total average interest bearing deposits increased $132.4 million, or 4.1%, for the six months ended June 30, 2009 when compared to the same period in 2008.  The rate paid on average interest bearing deposits decreased 97 bp from 2.59% for the six months ended June 30, 2008 to 1.62% for the same period in 2009.  For the six months ended June 30, 2009, the Company experienced a shift in its deposit mix from time deposits to money market deposit accounts and NOW accounts. Average time deposit accounts decreased approximately $272.8 million, or 17.2%, for the six months ended June 30, 2009 when compared to the same period in 2008, while money market accounts and NOW accounts collectively increased approximately $381.0 million, or 32.7%.

Total average borrowings, including trust preferred debentures, decreased $22.7 million, or 2.7%, for the six months ended June 30, 2009 compared with the same period in 2008.  Average short-term borrowings decreased by $146.2 million, or 52.1%, from $280.5 million for the six months ended June 30, 2008 to $134.3 million for the six months ended June 30, 2009.  The Company has been in a Fed Funds sold position since March 2009 which has decreased reliance on short-term borrowings.  Interest expense from short-term borrowings decreased $3.4 million, or 92.7%.  The rate paid on short-term borrowings decreased 224 bp from 2.65% for the six months ended June 30, 2008 to 0.41% for the same period in 2009.  Average long-term debt increased $123.5 million, or 24.9%, for the six months ended June 30, 2009, compared with the same period in 2008.  The rate paid on long-term debt decreased to 3.97% for the six months ended June 30, 2009, compared with 4.02% for the same period in 2008.  As a result of the increase in the average balance of long-term debt, interest paid on long-term debt increased $2.3 million, or 22.8%, for the six months ended June 30, 2009 as compared to the same period in 2008.

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

Three months ended June 30,
		2009			2008
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$126,318	$63	0.20%	$7,100	$47	2.64%
Securities available for sale (1)(excluding unrealized gains or losses)	1,085,147	12,425	4.59%	1,101,362	14,110	5.15%
Securities held to maturity (1)	138,180	1,822	5.29%	157,822	2,233	5.69%
Trading securities	1,854	-	0.00%	2,389	-	0.00%
Investment in FRB and FHLB Banks	38,221	543	5.70%	41,274	692	6.74%
Loans and leases (2)	3,653,166	55,094	6.05%	3,561,632	57,434	6.49%
Total interest earning assets	5,042,886	69,947	5.56%	4,871,579	$74,516	6.16%
Other assets	405,554			370,107
Total assets	$5,448,440			$5,241,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,017,217	$3,381	1.33%	$718,542	$2,953	1.65%
NOW deposit accounts	581,534	848	0.58%	453,364	887	0.79%
Savings deposits	503,485	205	0.16%	472,039	504	0.43%
Time deposits	1,279,052	8,689	2.72%	1,552,448	14,368	3.72%
Total interest bearing deposits	3,381,288	13,123	1.56%	3,196,393	18,712	2.35%
Short-term borrowings	120,272	124	0.41%	257,376	1,362	2.13%
Trust preferred debentures	75,422	1,076	5.72%	75,422	1,146	6.11%
Long-term debt	609,073	5,998	3.95%	568,336	5,629	3.98%
Total interest bearing liabilities	4,186,055	$20,321	1.95%	4,097,527	$26,849	2.64%
Demand deposits	707,022			668,299
Other liabilities	74,055			69,151
Stockholders' equity	481,308			406,709
Total liabilities and stockholders' equity	$5,448,440			$5,241,686
Net interest income (FTE)		49,626			47,667
Interest rate spread			3.61%			3.52%
Net interest margin			3.95%			3.94%
Taxable equivalent adjustment		1,575			1,662
Net interest income		$48,051			$46,005

(1) Securities are shown at average amortized cost
(2) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

Six months ended June 30,
		2009			2008
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$64,843	$76	0.24%	$7,750	$125	3.25%
Securities available for sale (1)(excluding unrealized gains or losses)	1,087,317	25,539	4.74%	1,110,809	28,530	5.16%
Securities held to maturity (1)	138,439	3,682	5.36%	155,341	4,518	5.85%
Trading securities	1,644	-	0.00%	2,450	-	0.00%
Investment in FRB and FHLB Banks	38,535	892	4.67%	39,391	1,389	7.09%
Loans and leases (2)	3,655,909	110,722	6.11%	3,513,996	116,264	6.65%
Total interest earning assets	4,986,687	$140,911	5.70%	4,829,737	$150,826	6.28%
Other assets	413,539			373,278
Total assets	$5,400,226			5,203,015

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$979,927	$6,489	1.34%	714,252	$7,132	2.01%
NOW deposit accounts	565,974	1,634	0.58%	450,608	1,882	0.84%
Savings deposits	490,829	415	0.17%	466,673	1,265	0.55%
Time deposits	1,310,400	18,424	2.84%	1,583,164	31,131	3.95%
Total interest bearing deposits	3,347,130	26,962	1.62%	3,214,697	41,410	2.59%
Short-term borrowings	134,282	271	0.41%	280,476	3,702	2.65%
Trust preferred debentures	75,422	2,162	5.78%	75,422	2,393	6.38%
Long-term debt	620,095	12,195	3.97%	496,604	9,931	4.02%
Total interest bearing liabilities	4,176,929	$41,590	2.01%	4,067,199	$57,436	2.84%
Demand deposits	694,001			663,858
Other liabilities	70,176			67,021
Stockholders' equity	459,120			404,937
Total liabilities and stockholders' equity	$5,400,226			$5,203,015
Net interest income (FTE)		99,321			93,390
Interest rate spread			3.69%			3.44%
Net interest margin			4.02%			3.89%
Taxable equivalent adjustment		3,158			3,320
Net interest income		$96,163			$90,070

(1) Securities are shown at average amortized cost
(2) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended June 30,
	Increase (Decrease)
	2009 over 2008
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$347	$(331)	$16
Securities available for sale	(201)	(1,484)	(1,685)
Securities held to maturity	(262)	(149)	(411)
Investment in FRB and FHLB Banks	(48)	(101)	(149)
Loans and leases	7,947	(10,287)	(2,340)
Total interest income	7,783	(12,352)	(4,569)

Money market deposit accounts	3,428	(3,000)	428
NOW deposit accounts	940	(979)	(39)
Savings deposits	215	(514)	(299)
Time deposits	(2,252)	(3,426)	(5,678)
Short-term borrowings	(493)	(745)	(1,238)
Trust preferred debentures	-	(70)	(70)
Long-term debt	671	(303)	368
Total interest expense	2,509	(9,037)	(6,528)

Change in FTE net interest income	$5,274	$(3,315)	$1,959

Six months ended June 30,
	Increase (Decrease)
	2009 over 2008
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$370	$(419)	$(49)
Securities available for sale	(608)	(2,383)	(2,991)
Securities held to maturity	(474)	(362)	(836)
Investment in FRB and FHLB Banks	(30)	(467)	(497)
Loans and leases	10,830	(16,372)	(5,542)
Total interest income	10,088	(20,003)	(9,915)

Money market deposit accounts	4,718	(5,361)	(643)
NOW deposit accounts	944	(1,192)	(248)
Savings deposits	185	(1,035)	(850)
Time deposits	(4,809)	(7,898)	(12,707)
Short-term borrowings	(1,307)	(2,124)	(3,431)
Trust preferred debentures	-	(231)	(231)
Long-term debt	2,668	(404)	2,264
Total interest expense	2,399	(18,245)	(15,846)

Change in FTE net interest income	$7,689	$(1,758)	$5,931

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
(in thousands)
Service charges on deposit accounts	$6,950	$6,938	$13,247	$13,463
Insurance and broker/dealer revenue	4,220	1,366	9,558	2,473
Trust	1,761	2,099	3,170	3,873
Net securities gains	17	18	17	33
Bank owned life insurance	670	480	1,542	932
ATM fees	2,368	2,225	4,550	4,322
Retirement plan administration fees	2,194	1,671	3,935	3,379
Other	1,665	1,622	3,416	4,039
Total noninterest income	$19,845	$16,419	$39,435	$32,514

Noninterest income for the three months ended June 30, 2009 was $19.8 million, up $3.4 million or 20.9% from $16.4 million for the same period in 2008.  The increase in noninterest income was due primarily to an increase in insurance and broker/dealer revenue, which increased approximately $2.9 million for the three month period ended June 30, 2009 as compared with the three month period ended June 30, 2008.  This increase was due primarily to revenue generated by Mang Insurance Agency, LLC, which was acquired during the third quarter of 2008.  In addition, retirement plan administration fees increased approximately $0.5 million for the three month period ended June 30, 2009 as compared with the three month period ended June 30, 2008 as a result of organic growth from new business.  These increases were partially offset by a decrease in trust administration income of approximately $0.3 million for the three months ended June 30, 2009 as compared with the three months ended June 30, 2008 due primarily to a decline in the fair value of trust assets under administration.

Noninterest income for the six months ended June 30, 2009 was $39.4 million, up $6.9 million or 21.3% from $32.5 million for the same period in 2008.  The increase in noninterest income was due primarily to an increase in insurance and broker/dealer revenue, which increased approximately $7.1 million for the six month period ended June 30, 2009 as compared with the six month period ended June 30, 2008.  This increase was due primarily to revenue generated by Mang Insurance Agency, LLC as previously mentioned.  In addition, retirement plan administration fees increased approximately $0.6 million for the six month period ended June 30, 2009 as compared with the six month period ended June 30, 2008 as a result of organic growth from new business.  These increases were partially offset by a decrease in trust administration income of approximately $0.7 million for the six months ended June 30, 2009 as compared with the six months ended June 30, 2008 due primariliy to a decline in the fair value of trust assets under administration.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
(in thousands)
Salaries and employee benefits	$19,947	$16,906	$41,374	$33,676
Occupancy	3,610	3,427	7,775	7,037
Equipment	2,005	1,862	4,027	3,687
Data processing and communications	3,324	3,115	6,619	6,285
Professional fees and outside services	2,407	2,521	5,129	5,620
Office supplies and postage	1,429	1,331	2,959	2,670
Amortization of intangible assets	825	378	1,638	769
Loan collection and other real estate owned	674	730	1,422	1,297
FDIC insurance	4,032	184	5,561	372
Other	3,686	4,969	7,740	8,044
Total noninterest expense	$41,939	$35,423	$84,244	$69,457

Noninterest expense for the three months ended June 30, 2009 was $41.9 million, up from $35.4 million for the same period in 2008.  FDIC expenses increased approximately $3.8 million for the three months ended June 30, 2009, compared with the same period in 2008.  This increase was due in large part to the special assessment imposed by the FDIC totaling approximately $2.5 million during the second quarter of 2009.  In addition, recurring FDIC premiums increased to $1.5 million for the three months ended June 30, 2009 as compared with $0.2 million for the same period last year.  Salaries and employee benefits increased $3.0 million, or 18.0%, for the three months ended June 30, 2009 compared with the same period in 2008.  This increase was due primarily to increases in full-time-equivalent employees during 2009, largely due to the Company’s acquisition of Mang in September 2008 and the aforementioned new branch activity.  In addition, the Company experienced increases of approximately $0.7 million and $0.4 million in pension and medical expenses, respectively, for the three months ended June 30, 2009 as compared with the same period in 2008.  Amortization of intangible assets was $0.8 million for the three months ended June 30, 2009, up from $0.4 million for same period in 2008 due to the aforementioned acquisition.    These increases were partially offset by a decrease in other operating expenses.  For the three month period ended June 30, 2009, other operating expenses totaled $3.7 million, down $1.3 million or 25.8%, from $5.0 million for the three months ended June 30, 2008.  This decrease resulted primarily from the settlement of a lease residual insurance policy for $1.2 million during the second quarter of 2009.

Noninterest expense for the six months ended June 30, 2009 was $84.2 million, up from $69.5 million for the same period in 2008.  FDIC expenses increased approximately $5.2 million for the six months ended June 30, 2009, compared with the same period in 2008.  This increase was due in large part to the special assessment imposed by the FDIC totaling approximately $2.5 million during the second quarter of 2009.  In addition, recurring FDIC premiums increased to $3.1 million for the six months ended June 30, 2009 as compared with $0.4 million for the same period last year.  Salaries and employee benefits increased $7.7 million, or 22.9%, for the six months ended June 30, 2009 compared with the same period in 2008.  This increase was due primarily to increases in full-time-equivalent employees during 2009, largely due to the Company’s acquisition of Mang in September 2008 and the aforementioned new branch activity.  In addition, the Company experienced increases of approximately $1.5 million and $0.9 million in pension and medical expenses, respectively, for the six months ended June 30, 2009 as compared with the same period in 2008.  Amortization of intangible assets was $1.6 million for the six months ended June 30, 2009, up from $0.8 million for same period in 2008 due to the aforementioned acquisition.

Income Taxes

Income tax expense for the three month period ended June 30, 2009 was $5.2 million, down from $6.5 million for the same period in 2008.  The effective tax rates were 31.0% and 30.9% for the three month periods ended June 30, 2009 and 2008, respectively.   Income tax expense for the six month period ended June 30, 2009 was $11.1 million, down from $12.5 million for the same period in 2008.  The effective tax rates were 31.0% and 30.5% for the six month periods ended June 30, 2009 and 2008, respectively.

ANALYSIS OF FINANCIAL CONDITION

Securities

The Company classifies its securities at date of purchase as available for sale, held to maturity or trading.  Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity.  Held to maturity securities are recorded at amortized cost.  Available for sale securities are recorded at fair value.  Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders’ equity as a component of accumulated other comprehensive income or loss.  Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income.  Transfers of securities between categories are recorded at fair value at the date of transfer.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.  Securities with an other-than-temporary impairment are generally placed on nonaccrual status.

Held to maturity securities experienced a very slight increase from December 31, 2008 to June 30, 2009.  At June 30, 2009, the balance of securities held to maturity was $141.0 million, as compared with $140.2 million at December 31, 2008.  At June 30, 2009, the balance of available for sale securities declined by approximately $5.3 million, or less than 1%, from December 31, 2008.

Average total earning securities decreased $36.4 million, or 2.9%, for the three months ended June 30, 2009 when compared to the same period in 2008.  The average balance of securities available for sale decreased $16.2 million, or 1.5%, for the three months ended June 30, 2009 when compared to the same period in 2008.  The average balance of securities held to maturity decreased $19.6 million, or 12.4%, for the three months ended June 30, 2009, compared to the same period in 2008. The average total securities portfolio represents 24.3% of total average earning assets for the three months ended June 30, 2009, down from 25.9% for the same period in 2008.

Average total earning securities decreased $41.2 million, or 3.2%, for the six months ended June 30, 2009 when compared to the same period in 2008.  The average balance of securities available for sale decreased $23.5 million, or 2.1%, for the six months ended June 30, 2009 when compared to the same period in 2008.  The average balance of securities held to maturity decreased $16.9 million, or 10.9%, for the six months ended June 30, 2009, compared to the same period in 2008. The average total securities portfolio represents 24.6% of total average earning assets for the six months ended June 30, 2009, down from 26.2% for the same period in 2008.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	June 30, 2009	December 31, 2008
Mortgage-backed securities:
With maturities 15 years or less	19%	22%
With maturities greater than 15 years	6%	6%
Collateral mortgage obligations	27%	29%
Municipal securities	21%	20%
US agency notes	21%	17%
Other	6%	6%
Total	100%	100%

Our mortgage backed securities, U.S. agency notes, and collateralized mortgage obligations are all "prime/conforming" and are guaranteed by Fannie Mae, Freddie Mac, Federal Home Loan Bank, Federal Farm Credit Banks, or Ginnie Mae ("GNMA").  GNMA securities are considered equivaqlent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government.  Currently, there are no subprime mortgages in our investment portfolio.

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	June 30, 2009	December 31, 2008
Residential real estate mortgages	$676,994	$722,723
Commercial	579,845	572,059
Commercial real estate mortgages	670,334	669,720
Real estate construction and development	71,388	67,859
Agricultural and agricultural real estate mortgages	119,932	113,566
Consumer	847,257	795,123
Home equity	607,889	627,603
Lease financing	75,907	83,258
Total loans and leases	$3,649,546	$3,651,911

Total loans and leases decreased nominally to $3.6 billion, or 67.4% of assets, at June 30, 2009 compared to $3.7 billion, or 68.4% of assets at December 31, 2008.  Residential real estate mortgages decreased by approximately $45.7 million, or 6.3%, from December 31, 2008 to June 30, 2009.  This decrease is primarily due to an increase in refinancing activity in the low rate environment and increased sales by the Company of newly originated loans to secondary markets.  Home equity loans decreased by approximately $19.7 million, or 3.1%, from December 31, 2008 to June 30, 2009 as the Company decreased home equity loan originations in the first six months of 2009 by continuing to tighten underwriting standards.  Consumer loans increased by approximately $52.1 million, or 6.6%, from December 31, 2008 to June 30, 2009 as the Company continued to grow its indirect installment loan portfolio due to an increase in market share as competitors drop out of the market.

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan and lease losses to outstanding loans and leases at June 30, 2009 was 1.72% compared with 1.60% at December 31, 2008.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Table 3
Allowance For Loan and Lease Losses
	Three months ended
(dollars in thousands)	June 30, 2009		June 30, 2008
Balance, beginning of period	$59,311		$56,500
Recoveries	902		983
Chargeoffs	(6,678)		(8,776)
Net chargeoffs	(5,776)		(7,793)
Provision for loan losses	9,199		5,803
Balance, end of period	$62,734		$54,510
Composition of Net Chargeoffs
Commercial and agricultural	$(2,227)	39%	$(6,000)	77%
Real estate mortgage	(432)	7%	(82)	1%
Consumer	(3,117)	54%	(1,711)	22%
Net chargeoffs	$(5,776)	100%	$(7,793)	100%
Annualized net chargeoffs to average loans and leases	0.63%		0.88%

Allowance For Loan and Lease Losses
	Six months ended
(dollars in thousands)	June 30, 2009		June 30, 2008
Balance, beginning of period	$58,564		$54,183
Recoveries	2,057		2,060
Chargeoffs	(13,537)		(14,014)
Net chargeoffs	(11,480)		(11,954)
Provision for loan losses	15,650		12,281
Balance, end of period	$62,734		$54,510
Composition of Net Chargeoffs
Commercial and agricultural	$(4,415)	38%	$(8,451)	71%
Real estate mortgage	(634)	6%	(200)	2%
Consumer	(6,431)	56%	(3,303)	27%
Net chargeoffs	$(11,480)	100%	$(11,954)	100%
Annualized net chargeoffs to average loans and leases	0.63%		0.68%

Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due and still accruing, restructured loans, OREO, and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs. Nonperforming securities include securities which management believes are other-than-temporarily impaired, carried at their estimated fair value and are not accruing interest.

Nonperforming Assets
	June 30,		December 31,
(Dollars in thousands)	2009		2008
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$28,422	75%	$15,891	66%
Real estate mortgages	3,318	9	3,803	16
Consumer	4,974	13	3,468	14
Troubled debt restructured loans	932	3	1,029	4
Total nonaccrual loans	37,646	100%	24,191	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	19	1%	12	1%
Real estate mortgages	699	28	770	33
Consumer	1,811	71	1,523	66
Total loans 90 days or more past due and still accruing	2,529	100%	2,305	100%

Total nonperforming loans	40,175		26,496
Other real estate owned (OREO)	1,688		665
Total nonperforming assets	41,863		27,161
Total nonperforming loans to total loans and leases	1.10%		0.73%
Total nonperforming assets to total assets	0.77%		0.51%
Total allowance for loan and lease losses to nonperforming loans	156.15%		221.03%

Loans over 60 days past due but not over 90 days past due were 0.17% of total loans as of June 30, 2009, compared to 0.15% of total loans as of December 31, 2008.  In addition to nonperforming loans, the Company has also identified approximately $68.7 million in potential problem loans at June 30, 2009 as compared to $95.4 million at December 31, 2008.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  At the Company, potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  At June 30, 2009, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Company recorded a provision for loan and lease losses of $9.2 million during the second quarter of 2009 compared with $5.8 million during the second quarter of 2008.  The increase in the provision for loan and lease losses for the three months ended June 30, 2009 was due primarily to an increase in specific reserves on certain impaired loans.  Net charge-offs totaled $5.8 million for the three month period ending June 30, 2009, down from $7.8 million for the three months ending June 30, 2008, due primarily to a charge-off related to one large commercial loan during the second quarter of 2008.  Net charge-offs to average loans and leases for the three months ended June 30, 2009 were 0.63%, compared with 0.88% for the three months ended June 30, 2008.  The Company’s allowance for loan and lease losses increased to 1.72% of loans and leases at June 30, 2009, compared with 1.60% at December 31, 2008, due to increases in nonaccrual loans and specific reserves on impaired loans.  Specific reserves on impaired loans totaled $2.8 million at June 30, 2009 and $0.6 million at December 31, 2008.

The Company recorded a provision for loan and lease losses of $15.7 million during the six months ended June 30, 2009 compared with $12.3 million during the six months ended June 30, 2008.  The increase in the provision for loan and lease losses for the six months ended June 30, 2009 was due primarily to an increase in specific reserves on certain impaired loans.  Net charge-offs totaled $11.5 million for the six month period ending June 30, 2009, down from $12.0 million for the six months ending June 30, 2008.  Net charge-offs to average loans and leases for the six months ended June 30, 2009 were 0.63%, compared with 0.68% for the six months ended June 30, 2008.

Subprime mortgage lending, which has been the riskiest sector of the residential housing market, is not a market that the Company has ever actively pursued.  The market does not apply a uniform definition of what constitutes “subprime” lending.  Our reference to subprime lending relies upon the “Statement on Subprime Mortgage Lending” issued by the Office of Thrift Supervision and the other federal bank regulatory agencies, or the Agencies, on June 29, 2007, which further referenced the “Expanded Guidance for Subprime Lending Programs,” or the Expanded Guidance, issued by the Agencies by press release dated January 31, 2001.  In the Expanded Guidance, the Agencies indicated that subprime lending does not refer to individual subprime loans originated and managed, in the ordinary course of business, as exceptions to prime risk selection standards.  The Agencies recognize that many prime loan portfolios will contain such accounts.  The Agencies also excluded prime loans that develop credit problems after acquisition and community development loans from the subprime arena.  According to the Expanded Guidance, subprime loans are other loans to borrowers which display one or more characteristics of reduced payment capacity.  Five specific criteria, which are not intended to be exhaustive and are not meant to define specific parameters for all subprime borrowers and may not match all markets or institutions’ specific subprime definitions, are set forth, including having a FICO score of 660 or below.  Based upon the definition and exclusions described above, management believes that the Company is a prime lender.  Within the loan portfolio, there are loans that, at the time of origination, had FICO scores of 660 or below.  However, since the Company is a portfolio lender, it reviews all data contained in borrower credit reports and does not base underwriting decisions solely on FICO scores.  We believe the aforementioned loans, when made, were amply collateralized and otherwise conformed to our prime lending standards.  The Company has not originated Alt A loans or no interest loans.

Deposits

Total deposits were $4.1 billion at June 30, 2009, up $134.8 million, or 3.4%, from December 31, 2008.  The increase in deposits compared with December 31, 2008 was driven primarily by increases in money market accounts, savings, and demand deposit accounts, and reflects the Company’s commitment to increase deposits in 2009.

Total average deposits for the three months ended June 30, 2009 increased $223.6 million, or 5.8%, from the same period in 2008. The Company experienced an increase in average money market accounts of $298.7 million, or 41.6%, for the three months ended June 30, 2009 compared to the same period in 2008.  Average NOW accounts increased $128.2 million, or 28.3%, to $581.5 million for the three months ended June 30, 2009 from $453.4 million for the same period in 2008.  This increase in average money market and NOW accounts was primarily due to a shift from time deposit accounts to money market accounts and NOW accounts due to a decline in interest rates offered on time deposits as a result of the decrease in the Fed Funds rate.  Average savings accounts increased $31.4 million, or 6.7%, for the three month period ending June 30, 2009 as compared to the same period in 2008.  Average time deposits decreased $273.4 million, or 17.6%, for the three months ended June 30, 2009 from the same period in 2008.  Average demand deposit accounts increased $38.7 million, or 5.8%, for the three months ended June 30, 2009 as compared to the same period in 2008.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Total average deposits for the six months ended June 30, 2009 increased $162.6 million, or 4.2%, from the same period in 2008. The Company experienced an increase in average money market accounts of $265.7 million, or 37.2%, for the six months ended June 30, 2009 compared to the same period in 2008.  Average NOW accounts increased $115.4 million, or 25.6%, to $566.0 million for the six months ended June 30, 2009 from $450.6 million for the same period in 2008.  This increase in average money market and NOW accounts was primarily due to a shift from time deposit accounts to money market accounts and NOW accounts due to a decline in interest rates offered on time deposits as a result of the decrease in the Fed Funds rate.  Average savings accounts increased $24.2 million, or 5.2%, for the six month period ending June 30, 2009 as compared to the same period in 2008.  Average time deposits decreased $272.8 million, or 17.2%, for the six months ended June 30, 2009 from the same period in 2008.  Average demand deposit accounts increased $30.1 million, or 4.5%, for the six months ended June 30, 2009 as compared to the same period in 2008.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $120.1 million at June 30, 2009 compared to $206.5 million at December 31, 2008.  The Company has been in a Fed Funds sold position since March 2009 which has decreased reliance on short-term borrowings.  Long-term debt was $604.7 million at June 30, 2009, as compared to $632.2 million at December 31, 2008.  This decrease was mainly due to the repayment of a loan.  For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” on page 36 of this report.

Capital Resources

Stockholders' equity of $482.1 million represented 8.9% of total assets at June 30, 2009, compared with $431.8 million, or 8.1% as of December 31, 2008.  The Company did not purchase shares of its common stock during the six month period ended June 30, 2009.  At June 30, 2009, there were 1,000,000 shares available for repurchase under previously announced plans.  On April 1, 2009, the Company completed a public offering of 1,576,230 shares of its common stock and raised approximately $33.5 million in net proceeds.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay out ratio.

As the capital ratios in Table 4 indicate, the Company remains “well capitalized” under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Table 4

Capital Measurements	June 30, 2009	December 31, 2008
Tier 1 leverage ratio	8.08%	7.17%
Tier 1 capital ratio	11.00%	9.75%
Total risk-based capital ratio	12.26%	11.00%
Cash dividends as a percentage of net income	54.36%	44.27%
Per common share:
Book value	$14.06	$13.24
Tangible book value	$10.06	$9.01

Table 5 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.54 at June 30, 2009 and 1.64 in the comparable period of the prior year. The Company's price was 13.2 times trailing twelve months earnings at June 30, 2009, compared to 12.7 times for the same period last year.

Table 5
Quarterly Common Stock and Dividend Information
				Cash Dividends
Quarter Endings	High	Low	Close	Declared
2009
March 31	$28.37	$15.42	$21.64	$0.20
June 30	$25.22	$20.49	$21.71	$0.20
2008
March 31	$23.65	$17.95	$22.20	$0.20
June 30	25.00	20.33	20.61	0.20
September 30	36.47	19.05	29.92	0.20
December 31	30.83	21.71	27.96	0.20

On July 27, 2009, the Company announced the declaration of a regular quarterly cash dividend of $0.20 per share.  The cash dividend will be paid on September 15, 2009 to stockholders of record as of September 1, 2009.

Liquidity and Interest Rate Sensitivity Management

Market Risk

Interest rate risk is the primary market risk affecting the Company.  Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.  Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Company’s net interest income.  Net interest income is susceptible to interest rate risk to the degree that interest bearing liabilities mature or reprice on a different basis than earning assets.  When interest bearing liabilities mature or reprice more quickly than earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income.  Similarly, when earning assets mature or reprice more quickly than interest bearing liabilities, falling interest rates could result in a decrease in net interest income.

In an attempt to manage the Company's exposure to changes in interest rates, management monitors the Company’s interest rate risk.  Management’s Asset Liability Committee (“ALCO”) meets monthly to review the Company’s interest rate risk position and profitability, and to recommend strategies for consideration by the Board of Directors.  Management also reviews loan and deposit pricing and the Company’s securities portfolio, formulates investment and funding strategies, and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2009 balance sheet position:

Table 6
Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(1.95%)
-100	(0.67%)

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

Liquidity and Liquidity Risk

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At June 30, 2009, the Company’s Basic Surplus measurement was 9.2% of total assets or $499 million as compared to the December 31, 2008 Basic Surplus of 6.6%, and was above the Company’s minimum of 5% or $271 million set forth in its liquidity policies.  Since March 2009, the Company has been in a Fed Funds sold position as a result of excess liquidity.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At June 30, 2009, approximately $33.8 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

At June 30, 2009 and December 31, 2008, FHLB advances outstanding totaled $576 million and $601 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $191 million at June 30, 2009 and $230 million at December 31, 2008.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $251 million at June 30, 2009 or used to collateralize other borrowings, such as repurchase agreements.  At June 30, 2009 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $406 million, and had $96 million in capacity to issue FDIC-backed debt through the Temporary Liquidity Guarantee Program (TLGP).

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  Controls and Procedures

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as  of  June 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company's disclosure controls and procedures were effective.

There  were  no changes made in the Company's internal control over financial  reporting  that  occurred  during  the  Company's  most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 – Legal Proceedings

There are no material legal proceedings, other than ordinary routine litigation incidental to the business to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A – Risk Factors

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009, which superseded and replaced the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The Company made no purchases of its equity securities during the quarter ended June 30, 2009.  At June 30, 2009, there were 1,000,000 shares available for repurchase under the stock repurchase plan authorized on January 28, 2008, in the amount of 1,000,000 shares.  This plan expires on December 31, 2009.

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

(a)The annual meeting of shareholders was held on May 5, 2009.

(b)The following individuals were elected as directors for a three-year term at the annual meeting: Martin A. Dietrich, John C. Mitchell, Joseph G. Nasser and Michael M. Murphy. The other continuing directors are: Richard Chojnowski, Joseph A. Santangelo, Daryl Forsythe, William C. Gumble, William L. Owens, Patricia T. Civil and Robert A. Wadsworth.

(c)The following matters were voted upon and approved by the Company’s shareholders at the 2009 Annual Meeting of Shareholders held on May 5, 2009: (i) fixing the size of the Board of Directors at eleven (Proposal 1); (ii) election of four directors to serve for three-year terms (Proposal 2); (iii) ratification of the appointment of KPMG LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2009 (Proposal 3); and (iv) approval and adoption of a shareholder proposal concerning the annual election of directors (Proposal 4).

The votes tabulated by an independent inspector of election for the above-listed proposals were as follows:

Proposal 1
Shareholders cast 23,824,663 votes for, 232,990 votes against and 221,311 abstentions.  There were no broker nonvotes.

Proposal 2
Martin A. Dietrich received 23,836,322 votes for election and 442,667 votes were withheld; John C. Mitchell received 23,891,905 votes for election and 387,084 votes were withheld; Joseph G. Nasser received 19,118,347 votes for election and 5,160,642 votes were withheld; and Michael M. Murphy received 22,539,809 votes for election and 1,739,179 votes were withheld. There were no abstentions or broker non-votes for any of the nominees.

Proposal 3
Shareholders cast 23,432,652 votes for, 688,830 votes against and 157,480 abstentions.  There were no broker nonvotes.

Proposal 4
Shareholders cast 12,503,140 votes for, 7,199,914 votes against and 460,710 abstentions.  There were no broker nonvotes.

(d)	Not applicable.

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

3.3   Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registration's Form 8-K, file Number 0-14703, filed on November 18, 2004, and incorporated herein by reference).

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of August 2009.

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

3.3   Certificate of Designation of the Series A Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 of the Registration's Form 8-K, file Number 0-14703, filed on November 18, 2004, and incorporated herein by reference).

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