Form 10-Q
period 2009-09-30
NBT BANCORP INC
filed 2009-11-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
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
Yes ☐ No ☒

As of October 31, 2009, there were 34,338,364 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended September 30, 2009

NBT Bancorp Inc. and Subsidiaries Consolidated Balance Sheets (unaudited)
(In thousands, except share and per share data)	September 30, 2009	December 31, 2008
Assets
Cash and due from banks	$127,001	$107,409
Short-term interest bearing accounts	118,224	2,987
Securities available for sale, at fair value	1,132,423	1,119,665
Securities held to maturity (fair value $170,851 and $141,308, respectively)	168,658	140,209
Trading securities	2,263	1,407
Federal Reserve and Federal Home Loan Bank stock	37,103	39,045
Loans and leases	3,615,890	3,651,911
Less allowance for loan and lease losses	64,650	58,564
Net loans and leases	3,551,240	3,593,347
Premises and equipment, net	65,652	65,241
Goodwill	114,942	114,838
Intangible assets, net	21,371	23,367
Bank owned life insurance	73,430	72,276
Other assets	72,080	56,297
Total assets	$5,484,387	$5,336,088
Liabilities
Demand (noninterest bearing)	$744,383	$685,495
Savings, NOW, and money market	2,204,456	1,885,551
Time	1,155,634	1,352,212
Total deposits	4,104,473	3,923,258
Short-term borrowings	147,792	206,492
Long-term debt	579,712	632,209
Trust preferred debentures	75,422	75,422
Other liabilities	79,446	66,862
Total liabilities	4,986,845	4,904,243
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2009 and December 31, 2008	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at September 30, 2009 and December 31, 2008; issued 38,035,574 and 36,459,344 at September 30, 2009 and December 31, 2008, respectively	380	365
Additional paid-in-capital	310,435	276,418
Retained earnings	263,300	245,340
Accumulated other comprehensive income (loss)	2,335	(8,204)
Common stock in treasury, at cost, 3,701,456 and 3,853,548 shares at September 30, 2009 and December 31, 2008, respectively	(78,908)	(82,074)
Total stockholders’ equity	497,542	431,845
Total liabilities and stockholders’ equity	$5,484,387	$5,336,088

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Income (unaudited)	2009	2008	2009	2008
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$54,666	$58,154	$164,963	$173,991
Securities available for sale	11,116	13,451	35,162	40,614
Securities held to maturity	1,239	1,343	3,682	4,335
Other	615	673	1,582	2,187
Total interest, fee, and dividend income	67,636	73,621	205,389	221,127
Interest expense
Deposits	12,002	18,351	38,964	59,761
Short-term borrowings	142	763	413	4,465
Long-term debt	5,761	6,310	17,956	16,241
Trust preferred debentures	1,049	1,154	3,211	3,547
Total interest expense	18,954	26,578	60,544	84,014
Net interest income	48,682	47,043	144,845	137,113
Provision for loan and lease losses	9,101	7,179	24,751	19,460
Net interest income after provision for loan and lease losses	39,581	39,864	120,094	117,653
Noninterest income
Service charges on deposit accounts	7,110	7,414	20,357	20,877
Insurance and broker/ dealer revenue	4,368	2,338	13,926	4,811
Trust	1,668	1,720	4,838	5,593
Net securities gains	129	1,510	146	1,543
Bank owned life insurance	683	923	2,225	2,438
ATM fees	2,443	2,334	6,993	6,656
Retirement plan administration fees	2,412	1,461	6,347	4,840
Other	2,037	1,262	5,453	4,718
Total noninterest income	20,850	18,962	60,285	51,476
Noninterest expense
Salaries and employee benefits	21,272	16,850	62,646	50,526
Occupancy	3,481	3,359	11,256	10,396
Equipment	1,997	1,908	6,024	5,595
Data processing and communications	3,305	3,155	9,924	9,440
Professional fees and outside services	2,691	2,205	7,820	7,825
Office supplies and postage	1,426	1,322	4,385	3,992
Amortization of intangible assets	827	462	2,465	1,231
Loan collection and other real estate owned	755	505	2,177	1,802
Impairment on lease residual assets	-	2,000	-	2,000
FDIC insurance	1,535	614	7,096	986
Other	3,743	4,678	11,483	12,722
Total noninterest expense	41,032	37,058	125,276	106,515
Income before income tax expense	19,399	21,768	55,103	62,614
Income tax expense	5,821	6,685	16,893	19,158
Net income	$13,578	$15,083	$38,210	$43,456
Earnings per share
Basic	$0.40	$0.47	$1.14	$1.36
Diluted	$0.40	$0.46	$1.13	$1.34

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries Consolidated Statements of Stockholders’ Equity (unaudited)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total
(in thousands, except share and per share data)

Balance at December 31, 2007	$365	$273,275	$215,031	$(3,575)	$(87,796)	$397,300
Cumulative effect adjustment to record liability for split-dollar life insurance policies			(1,518)			(1,518)
Net income			43,456			43,456
Cash dividends - $0.60 per share			(19,314)			(19,314)
Purchase of 272,840 treasury shares					(5,939)	(5,939)
Net issuance of 461,219 shares to employee benefit plans and other stock plans, including tax benefit		845	(502)		9,768	10,111
Stock-based compensation		1,540				1,540
Net issuance of 25,200 shares of restricted stock awards		(557)			526	(31)
Forfeiture of 8,567 shares of restricted stock		193			(193)	-
Other comprehensive loss				(4,477)		(4,477)
Balance at September 30, 2008	$365	$275,296	$237,153	$(8,052)	$(83,634)	$421,128

Balance at December 31, 2008	$365	$276,418	$245,340	$(8,204)	$(82,074)	$431,845
Net income			38,210			38,210
Cash dividends - $0.60 per share			(20,250)			(20,250)
Net issuance of 1,576,230 common shares	15	33,522			-	33,537
Net issuance of 96,225 shares to employee benefit plans and other stock plans, including tax benefit		(546)			2,025	1,479
Stock-based compensation		2,359				2,359
Net issuance of 59,717 shares of restricted stock awards		(1,406)			1,229	(177)
Forfeiture of 3,850 shares of restricted stock		88			(88)	-
Other comprehensive income				10,539		10,539
Balance at September 30, 2009	$380	$310,435	$263,300	$2,335	$(78,908)	$497,542

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Nine Months Ended September 30,
Consolidated Statements of Cash Flows (unaudited)	2009	2008
(In thousands, except per share data)
Operating activities
Net income	$38,210	$43,456
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	24,751	19,460
Depreciation and amortization of premises and equipment	4,016	3,886
Net amortization on securities	363	317
Amortization of intangible assets	2,465	1,231
Stock based compensation	2,359	1,540
Bank owned life insurance income	(2,225)	(2,438)
Purchases of trading securities	(497)	(266)
Unrealized (gains) losses in trading securities	(359)	242
Proceeds from sales of loans held for sale	111,042	20,992
Originations of loans held for sale	(113,493)	(20,608)
Net gains on sales of loans held for sale	(764)	(125)
Net security gains	(146)	(1,543)
Net gain on sales of other real estate owned	(138)	(214)
Impairment on lease residual assets	-	2,000
Net increase in other assets	(13,685)	(1,341)
Net increase (decrease) in other liabilities	7,629	(1,240)
Net cash provided by operating activities	59,528	65,349
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	343,117	312,286
Proceeds from sales	2,753	1,140
Purchases	(343,276)	(288,104)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	69,240	64,117
Purchases	(97,764)	(65,046)
Net decrease (increase) in loans	17,438	(172,374)
Net decrease (increase) in Federal Reserve and FHLB stock	1,942	(1,020)
Net cash used in Mang Insurance Agency, LLC acquisition	-	(25,873)
Cash received from death benefit	1,054	-
Purchases of premises and equipment	(4,427)	(4,665)
Proceeds from sales of other real estate owned	617	724
Net cash used in investing activities	(9,306)	(178,815)
Financing activities
Net increase in deposits	181,215	118,701
Net decrease in short-term borrowings	(58,700)	(217,990)
Proceeds from issuance of long-term debt	-	340,021
Repayments of long-term debt	(52,497)	(131,446)
Excess tax benefit from exercise of stock options	144	800
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,158	9,280
Issuance of common stock	33,537	-
Purchases of treasury stock	-	(5,939)
Cash dividends and payment for fractional shares	(20,250)	(19,314)
Net cash provided by financing activities	84,607	94,113
Net increase (decrease) in cash and cash equivalents	134,829	(19,353)
Cash and cash equivalents at beginning of period	110,396	162,946
Cash and cash equivalents at end of period	$245,225	$143,593

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$62,269	$87,534
Income taxes paid	10,521	11,463
Noncash investing activities:
Loans transferred to OREO	$3,133	$805
Acquisitions:
Fair value of assets acquired	$-	$28,875
Fair value of liabilities assumed	-	3,002

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Comprehensive Income (unaudited)	2009	2008	2009	2008
(In thousands)
Net income	$13,578	$15,083	$38,210	$43,456
Other comprehensive income (loss), net of tax
Unrealized net holding gains (losses) arising during the period (pre-tax amounts of $11,390, $802, $15,640, and ($5,576))	6,875	480	9,442	(3,711)
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of ($129), ($1,510), ($146), and ($1,543))	(77)	(908)	(88)	(928)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $658, $90, $1,974, and $270)	395	54	1,185	162
Total other comprehensive income (loss)	7,193	(374)	10,539	(4,477)
Comprehensive income	$20,771	$14,709	$48,749	$38,979

See accompanying notes to unaudited interim consolidated financial statements

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout upstate New York, northeastern Pennsylvania, and northwestern Vermont market areas.

Note 2.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Registrant and its wholly owned subsidiaries, the Bank, NBT Financial and NBT Holdings. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” All intercompany transactions have been eliminated in consolidation. Amounts in the prior period financial statements are reclassified whenever necessary to conform to current period presentation. The Company has evaluated subsequent events for potential recognition and/or disclosure through November 9, 2009, the date the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q were issued.

Note 3.	New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, "Accounting for Transfers of Financial Assets," or SFAS No. 166. This Statement removes the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of financial assets as a sale, clarifies other sale-accounting criteria and changes the initial measurement of a transferor and interest in transferred financial assets.

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

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," or SFAS No. 167. This Statement changes the approach to determining a variable interest entity’s (“VIE”) primary beneficiary (the reporting entity that must consolidate the VIE) and requires companies to more frequently reassess whether they must consolidate VIE’s. Enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. It is possible that application of this revised guidance will change an enterprise’s assessment of which entities with which it is involved are variable interest entities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009 and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is assessing if the adoption of SFAS No. 167 will have a material impact on our financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”)—a replacement of FASB Statement No. 162”, or SFAS No. 168. On the effective date of this standard, Accounting Standards Codification (ASC) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). FASB ASC significantly changes the way financial statement preparers, auditors, and academics perform accounting research. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This new standard flattens the GAAP hierarchy to two levels: one that is authoritative (in FASB ASC) and one that is nonauthoritative (not in FASB ASC). Adoption of SFAS No. 168 did not have an impact on our financial condition or results of operations, however will affect technical accounting references in future filings.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at September 30, 2009 or December 31, 2008. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date. Uncertain tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more than likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

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

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Commitments to extend credit and unused lines of credit totaled $580.8 million at September 30, 2009 and $537.6 million at December 31, 2008. Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $33.8 million at September 30, 2009 and $27.6 million at December 31, 2008. As of September 30, 2009, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended September 30,	2009	2008
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	34,119	32,137
Net income available to common shareholders	13,578	15,083
Basic EPS	$0.40	$0.47
Diluted EPS:
Weighted average common shares outstanding	34,119	32,137
Dilutive effect of common stock options and restricted stock	223	316
Weighted average common shares and common share equivalents	34,342	32,453
Net income available to common shareholders	13,578	15,083
Diluted EPS	$0.40	$0.46

Nine months ended September 30,	2009	2008
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	33,573	32,060
Net income available to common shareholders	38,210	43,456
Basic EPS	$1.14	$1.36
Diluted EPS:
Weighted average common shares outstanding	33,573	32,060
Dilutive effect of common stock options and restricted stock	208	255
Weighted average common shares and common share equivalents	33,781	32,315
Net income available to common shareholders	38,210	43,456
Diluted EPS	$1.13	$1.34

There were 863,260 stock options for the quarter ended September 30, 2009 and 228,587 stock options for the quarter ended September 30, 2008 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 897,455 stock options for the nine months ended September 30, 2009 and 840,882 stock options for the nine months ended September 30, 2008 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 7.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at September 30, 2009. Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation. On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The components of expense for pension and other benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
Components of net periodic benefit cost:	2009	2008	2009	2008
Service cost	$587	$573	$6	$6
Interest cost	860	804	56	60
Expected return on plan assets	(1,401)	(1,502)	-	-
Net amortization	670	96	(12)	(6)
Total cost (benefit)	$716	$(29)	$50	$60

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
Components of net periodic benefit cost:	2009	2008	2009	2008
Service cost	$1,760	$1,718	$18	$18
Interest cost	2,582	2,414	167	180
Expected return on plan assets	(4,202)	(4,507)	-	-
Net amortization	2,011	289	(37)	(19)
Total cost (benefit)	$2,151	$(86)	$148	$179

The Company is not required to make contributions to the plans in 2009. However, the Company made contributions to the plans totaling approximately $12.0 million during the nine months ended September 30, 2009. The Company recorded approximately $1.2 million, net of tax, as amortization of pension amounts previously recognized in Accumulated Other Comprehensive Loss during the nine months ended September 30, 2009.

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks and short term liquidity associated with certain investments held by the Company’s defined benefit pension plan (“the Plan”) which could impact the value of these investments.

Note 8.	Trust Preferred Debentures

CNBF Capital Trust I is a Delaware statutory business trust formed in 1999, for the purpose of issuing $18 million in trust preferred securities and lending the proceeds to the Company. NBT Statutory Trust I is a Delaware statutory business trust formed in 2005, for the purpose of issuing $5 million in trust preferred securities and lending the proceeds to the Company. NBT Statutory Trust II is a Delaware statutory business trust formed in 2006, for the purpose of issuing $50 million in trust preferred securities and lending the proceeds to the Company to provide funding for the acquisition of CNB Bancorp, Inc. These three statutory business trusts are collectively referred herein to as “the Trusts.” The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are variable interest entities (“VIEs”) for which the Company is not the primary beneficiary, as defined by U.S. GAAP. In accordance with U.S. GAAP, the accounts of the Trusts are not included in the Company’s consolidated financial statements.

As of September 30, 2009, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

U.S. GAAP states that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are not adjusted for transaction costs. A fair value hierarchy exists within U.S. GAAP that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

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

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2009
Assets:
Securities Available for Sale:
U.S. Treasury	64	-	-	64
Federal Agency	-	324,618	-	324,618
State & municipal		143,265	-	143,265
Mortgage-backed	-	301,476	-	301,476
Collateralized mortgage obligations	-	328,836	-	328,836
Corporate		20,732	-	20,732
Other securities	10,417	3,015	-	13,432
Total Securities Available for Sale	$10,481	$1,121,942	$-	$1,132,423

Trading Securities	2,263	-	-	2,263
Total	$12,744	$1,121,942	$-	$1,134,686

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

U.S. GAAP require disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, lease residuals, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities. The only nonrecurring fair value measurement recorded during the nine month period ended September 30, 2009 was related to impaired loans. The Company had collateral dependent impaired loans with a carrying value of approximately $13.2 million which had specific reserves included in the allowance for loan and lease losses of $3.8 million at September 30, 2009. During the three month period ended September 30, 2009, the Company established specific reserves of approximately $2.2 million, which were included in the provision for loan and lease losses for the respective period. During the nine month period ended September 30, 2009, the Company established specific reserves of approximately $3.3 million, which were included in the provision for loan and lease losses for the respective period. The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans. Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$245,225	$245,225	$110,396	$110,396
Securities available for sale	1,132,423	1,132,423	1,119,665	1,119,665
Securities held to maturity	168,658	170,851	140,209	141,308
Trading securities	2,263	2,263	1,407	1,407
Loans (1)	3,615,890	3,602,116	3,651,911	3,650,428
Less allowance for loan losses	64,650	-	58,564	-
Net loans	3,551,240	3,602,116	3,593,347	3,650,428
Accrued interest receivable	21,021	21,021	22,746	22,746
Financial liabilities
Savings, NOW, and money market	$2,204,456	$2,204,456	$1,885,551	$1,885,551
Time deposits	1,155,634	1,164,501	1,352,212	1,367,425
Noninterest bearing	744,383	744,383	685,495	685,495
Short-term borrowings	147,792	147,792	206,492	206,492
Long-term debt	579,712	629,220	632,209	660,246
Accrued interest payable	6,984	6,984	8,709	8,709
Trust preferred debentures	75,422	78,913	75,422	79,411

(1) Lease receivables are included in the estimated fair value amounts at their carrying amounts.

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

Note 10.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
September 30, 2009
U.S. Treasury	$59	$5	$-	$64
Federal Agency	320,015	4,603	-	324,618
State & municipal	138,022	5,374	131	143,265
Mortgage-backed	287,025	14,451	-	301,476
Collateralized mortgage obligations	318,783	10,415	362	328,836
Corporate	20,012	720	-	20,732
Other securities	12,295	1,595	458	13,432
Total securities available for sale	$1,096,211	$37,163	$951	$1,132,423
December 31, 2008
U.S. Treasury	$59	$8	$-	$67
Federal Agency	213,997	5,211	41	219,167
State & municipal	126,369	2,374	770	127,973
Mortgage-backed	351,973	8,755	99	360,629
Collateralized mortgage obligations	376,058	5,656	1,437	380,277
Corporate	20,016	769	-	20,785
Other securities	10,475	1,279	987	10,767
Total securities available for sale	$1,098,947	$24,052	$3,334	$1,119,665

In the available for sale category at September 30, 2009, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSE securities with an amortized cost of $254.8 million and a fair value of $267.4 million and US Government Agency securities with an amortized cost of $32.2 million and a fair value of $34.0 million; collateralized mortgage obligations were comprised of GSE securities with an amortized cost of $165.3 million and a fair value of $169.8 million and US Government Agency securities with an amortized cost of $153.4 million and a fair value of $159.1 million.

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

Others securities primarily represent marketable equity securities.

The following table sets forth information with regard to sales transactions of securities available for sale:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2009	2008	2009	2008
Proceeds from sales	$2,753	$5,660	$2,753	$6,800
Gross realized gains	154	1,661	154	1,661
Gross realized losses	(49)	-	(49)	(46)
Net securities (losses) gains	$105	$1,661	$105	$1,615

During the periods presented above, the Company also recognized securities gains and losses from calls and maturities.

Securities available for sale with amortized costs totaling $1.1 billion at September 30, 2009 and December 31, 2008, were pledged to secure public deposits and for other purposes required or permitted by law. Additionally, at September 30, 2009 and December 31, 2008, securities available for sale with an amortized cost of $169.4 million and $165.7 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
September 30, 2009
Mortgage-backed	$2,128	$168	$-	$2,296
State & municipal	166,530	2,030	5	168,555
Total securities held to maturity	$168,658	$2,198	$5	$170,851
December 31, 2008
Mortgage-backed	$2,372	$95	$-	$2,467
State & municipal	136,259	1,048	44	137,263
Other securities	1,578	-	-	1,578
Total securities held to maturity	$140,209	$1,143	$44	$141,308

At September 30, 2009, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

The following table sets forth information with regard to investment securities with unrealized losses at September 30, 2009 and December 31, 2008:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

September 30, 2009
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	-	-	-	-	-	-	-	-	-
State & municipal	1,001	(5)	2	8,641	(126)	38	9,642	(131)	40
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	-	-	-	41,739	(362)	3	41,739	(362)	3
Corporate	-	-	-	-	-	-	-	-	-
Other securities	4,565	(428)	1	51	(30)	1	4,616	(458)	2
Total securities with unrealized losses	$5,566	$(433)	3	$50,431	$(518)	42	$55,997	$(951)	45

December 31, 2008
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	9,959	(41)	1	-	-	-	9,959	(41)	1
State & municipal	17,024	(390)	31	15,112	(380)	57	32,136	(770)	88
Mortgage-backed	2,105	(28)	15	7,336	(71)	5	9,441	(99)	20
Collateralized mortgage obligations	46,865	(1,301)	5	15,682	(136)	9	62,547	(1,437)	14
Corporate	-	-	-	-	-	-	-	-	-
Other securities	5,276	(947)	5	704	(40)	1	5,980	(987)	6
Total securities with unrealized losses	$81,229	$(2,707)	57	$38,834	$(627)	72	$120,063	$(3,334)	129

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of September 30, 2009, management also had intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. As of September 30, 2009, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at September 30, 2009:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$27,467	$28,037
From one to five years	318,253	321,542
From five to ten years	315,200	330,189
After ten years	422,996	439,223
	$1,083,916	$1,118,991
Debt securities classified as held to maturity
Within one year	$107,216	$107,262
From one to five years	37,653	38,852
From five to ten years	18,455	19,232
After ten years	5,334	5,505
	$168,658	$170,851

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives. Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2009.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. (“the Registrant”) and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on Results of Operations, Financial Position, Capital Resources and Asset/Liability Management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's 2008 Form 10-K for an understanding of the following discussion and analysis. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results of the full year ending December 31, 2009 or any future period.

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

Overview

The following information should be considered in connection with the Company's results for the first nine months of 2009:

•
Like all FDIC insured financial institutions, the Company has been subjected to substantial increases in FDIC recurring premiums, as well as a special assessment levied by the FDIC in the second quarter of 2009, which had a significant impact on 2009 year to date earnings. For the three months ended September 30, 2009, FDIC expenses increased $0.9 million over the three months ended September 30, 2008. For the nine months ended September 30, 2009, FDIC expenses increased $6.1 million over the nine months ended September 30, 2008, including the aforementioned special assessment totaling $2.5 million. The FDIC premium increases and special assessment had a $0.02 and $0.13 effect on diluted earnings per share for the three months ended September 30, 2009 and for the nine months ended September 30, 2009, respectively.

•
Pension expenses increased in 2009 in comparison to 2008 primarily due to the impact of market declines on pension assets. The Company expects pension expense to remain at these increased levels during the remainder of 2009. For the three months ended September 30, 2009, pension expenses increased $0.7 million over the three months ended September 30, 2008. For the nine months ended September 30, 2009, pension expenses increased $2.2 million over the nine months ended September 30, 2008. The pension expense increases had a $0.01 and $0.04 effect on diluted earnings per share for the three months ended September 30, 2009 and for the nine months ended September 30, 2009, respectively.

•
The Company's results for the first nine months of 2009, unlike the first nine months of 2008, include the results of Mang for the entire period. Mang was acquired by the Company on September 1, 2008. Mang provides brokered insurance products to individuals and businesses from locations in 19 upstate New York communities.

•	In 2009, the Company has strategically expanded into the northwestern Vermont region. A loan production office is currently located in Burlington, Vermont.

•
The Company’s results for the first nine months of 2009 include operating costs of new branches from de novo activity for three branches opened in 2007, four branches opened in 2008 and the aforementioned loan production office in Burlington, Vermont, which began operating in 2009. The operating costs for those locations are included in the Company’s noninterest expense for the first nine months of 2009 of approximately $2.3 million, as compared to $2.0 million for the same period in 2008.

•
The Company's common stock was added to the Standard & Poor's SmallCap 600 Index during the first quarter of 2009. Simultaneously with being added to the index, the Company launched a public offering of its common stock, which was completed during the second quarter of 2009.

•
As a result of the current economic recession, the Company is facing certain challenges in its industry. Given the current low rate environment, the Company’s net interest margin could come under pressure as the cash flows from the loan and securities portfolios are reinvested at lower rates and deposit rates are at or near their lowest level in years. In an effort to mitigate the effect of the recession on its loan portfolio, the Company continues to originate loans using strict underwriting criteria, specifically for consumer lending and has discontinued originating new auto leases since the second quarter of 2009. In addition, the Company has increased sales of newly originated loans to secondary markets to mitigate interest rate risk.

In addition, the Company has not actively pursued the types of loans, such as subprime, alt-A and no-interest loans, that have been the most problematic for many banks. Therefore, the Company has not made substantial changes to its core business of investing deposit funds in loans and leases in its market areas in response to the recent and continuing economic crisis. However, in light of increased margin pressures due in part to the economic crisis, the Company has recently increased its focus on earning noninterest income through organic growth of our retirement plan administration services and the Company’s acquisition of Mang Insurance Agency in September of 2008. The Company has also increased its resources for collecting on past due loans.

Net income per diluted share for the three months ended September 30, 2009 was $0.40 per share, as compared with $0.46 per share for the three months ended September 30, 2008. Net income for the three months ended September 30, 2009 was $13.6 million, down $1.5 million, or 10.0%, from $15.1 million for the third quarter last year. The decrease in net income for the three months ended September 30, 2009 compared with the three months ended September 30, 2008 was primarily the result of the aforementioned increase in FDIC expenses, an increase in the provision for loan and lease losses, and an increase in salaries and employee benefits due to increases in full-time-equivalent employees and pension expenses.

Net income per diluted share for the nine months ended September 30, 2009 was $1.13 per share, as compared with $1.34 per share for the nine months ended September 30, 2008. Net income for the nine months ended September 30, 2009 was $38.2 million, down $5.2 million, or 12.1%, from the nine months ended September 30, 2008. The decrease in net income for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008 was primarily the result of the aforementioned increase in FDIC expenses including the $2.5 million special assessment, an increase in the provision for loan and lease losses, and an increase in salaries and employee benefits due to increases in full-time-equivalent employees and pension expenses.

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

Table 1 - Performance Measures

2009	First Quarter	Second Quarter	Third Quarter	Nine Months Ended September 30, 2009
Return on average assets (ROAA)	0.99%	0.85%	0.99%	0.95%
Return on average equity (ROAE)	12.14%	9.63%	11.01%	10.89%
Net Interest Margin	4.09%	3.95%	3.98%	4.00%

2008
Return on average assets (ROAA)	1.07%	1.12%	1.13%	1.11%
Return on average equity (ROAE)	13.68%	14.49%	14.58%	14.26%
Net Interest Margin	3.84%	3.94%	3.94%	3.91%

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings. Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the major determining factors in a financial institution’s performance as it is the principal source of earnings. In response to the financial crisis, the Federal Open Market Committee lowered the target Federal Funds rate 500 bp, from 5.25% to 0.25% between September 2007 and December 2008 resulting in a corresponding drop in the Prime Rate from 8.25% to 3.25%. Since December 2008, there has been no action taken to change the rate. As a result of these changes, the yield curve has steepened, thus far allowing the Company to lower its cost of funds more quickly than the repricing of earning assets, resulting in a higher net interest margin. In addition, the Company has lowered rates paid on interest-bearing liabilities. The impact of these actions is further explained in Table 2, which represents an analysis of net interest income on a FTE basis.

FTE net interest income increased $1.6 million, or 3.3%, during the three months ended September 30, 2009, compared to the same period of 2008. The increase in FTE net interest income resulted primarily from a decrease in the rate paid on interest bearing liabilities of 74 bp to 1.83% for the three months ended September 30, 2009 from 2.57% for the same period in 2008. The interest rate spread increased 12 bp during the three months ended September 30, 2009 compared to the same period in 2008. The net interest margin increased by 4 bp to 3.98% for the three months ended September 30, 2009, compared with 3.94% for the same period in 2008. For the three months ended September 30, 2009, total FTE interest income decreased $6.0 million, or 8.0% as compared with the three months ended September 30, 2008. The yield on earning assets for the period decreased 61 bp to 5.48% for the three months ended September 30, 2009 from 6.09% for the same period in 2008. This decrease was partially offset by an increase in average interest earning assets of $94.6 million, or 1.9%, for the three months ended September 30, 2009 when compared to the same period in 2008, principally from growth in short-term interest bearing accounts. As a result of our excess liquidity, our Federal Funds sold position had a negative impact of 9 bp on our net interest margin for the three months ended September 30, 2009.

For the quarter ended September 30, 2009, total interest expense decreased $7.6 million, or 28.7%, primarily the result of the 175 basis point drop in the target Fed Funds rate from 2.00% at September 30, 2008 to 0.25% at September 30, 2009, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Average interest bearing liabilities decreased nominally for the three months ended September 30, 2009 when compared to the same period in 2008. Total average interest bearing deposits increased $57.7 million, or 1.8%, for the three months ended September 30, 2009 when compared to the same period in 2008. The rate paid on average interest bearing deposits decreased 80 bp from 2.24% for the three months ended September 30, 2008 to 1.44% for the same period in 2009. For the three months ended September 30, 2009, the Company experienced a shift in its deposit mix from time deposits to money market deposit accounts and NOW accounts. Average time deposit accounts decreased approximately $313.0 million, or 20.7%, for the three months ended September 30, 2009 when compared to the same period in 2008, while money market accounts and NOW accounts collectively increased approximately $336.0 million, or 26.4%.

Total average borrowings, including trust preferred debentures, decreased $62.4 million, or 7.3%, for the three months ended September 30, 2009 compared with the same period in 2008. Average short-term borrowings decreased by $22.1 million, or 14.3%, from $154.6 million for the three months ended September 30, 2008 to $132.5 million for the three months ended September 30, 2009. The Company has been in a Fed Funds sold position since March 2009 which has decreased reliance on short-term borrowings. Interest expense from short-term borrowings decreased $0.6 million, or 81.4%. The rate paid on short-term borrowings decreased 154 bp from 1.96% for the three months ended September 30, 2008 to 0.42% for the same period in 2009. Average long-term debt decreased $40.3 million, or 6.4%, for the three months ended September 30, 2009, compared with the same period in 2008. The rate paid on long-term debt decreased to 3.90% for the three months ended September 30, 2009, from 4.01% for the same period in 2008. As a result of the decrease in the average balance and rate paid on long-term debt, interest paid on long-term debt decreased $0.5 million, or 8.7%, for the three months ended September 30, 2009 as compared to the same period in 2008.

FTE net interest income increased $7.5 million, or 5.3%, during the nine months ended September 30, 2009, compared to the same period of 2008. The increase in FTE net interest income resulted primarily from a decrease in the rate paid on interest bearing liabilities of 80 bp, to 1.95% for the nine months ended September 30, 2009 from 2.75% for the same period in 2008. The interest rate spread increased 20 bp during the nine months ended September 30, 2009 compared to the same period in 2008. The net interest margin increased by 9 bp to 4.00% for the nine months ended September 30, 2009, compared with 3.91% for the same period in 2008. For the nine months ended September 30, 2009, total FTE interest income decreased $15.9 million, or 7.1%. The yield on earning assets for the period decreased 59 bp to 5.63% for the nine months ended September 30, 2009 from 6.22% for the same period in 2008. This decrease was partially offset by an increase in average interest earning assets of $136.6 million, or 2.8%, for the nine months ended September 30, 2009 when compared to the same period in 2008, principally from growth in average loans and leases and average short-term interest bearing accounts. As a result of our excess liquidity, our Federal Funds sold position had a negative impact of 7 bp on our net interest margin for the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, total interest expense decreased $23.5 million, or 27.9%, primarily the result of the 175 basis point drop in the target Fed Funds rate from 2.00% at September 30, 2008 to 0.25% at September 30, 2009, which impacts the Company’s short-term borrowing, money market account and time deposit rates. Additionally, average interest bearing liabilities increased $71.2 million, or 1.7%, for the nine months ended September 30, 2009 when compared to the same period in 2008, principally from growth in money market deposit accounts, NOW deposit accounts, and long-term debt, partially offset by the decrease in time deposit accounts and short-term borrowings. Total average interest bearing deposits increased $107.3 million, or 3.3%, for the nine months ended September 30, 2009 when compared to the same period in 2008. The rate paid on average interest bearing deposits decreased 91 bp from 2.47% for the nine months ended September 30, 2008 to 1.56% for the same period in 2009. For the nine months ended September 30, 2009, the Company experienced a shift in its deposit mix from time deposits to money market deposit accounts and NOW accounts. Average time deposit accounts decreased approximately $286.4 million, or 18.4%, for the nine months ended September 30, 2009 when compared to the same period in 2008, while money market accounts and NOW accounts collectively increased approximately $366.0 million, or 30.5%.

Total average borrowings, including trust preferred debentures, decreased $36.1 million, or 4.2%, for the nine months ended September 30, 2009 compared with the same period in 2008. Average short-term borrowings decreased by $104.5 million, or 43.9%, from $238.2 million for the nine months ended September 30, 2008 to $133.7 million for the nine months ended September 30, 2009. The Company has been in a Fed Funds sold position since March 2009 which has decreased reliance on short-term borrowings. Interest expense from short-term borrowings decreased $4.1 million, or 90.8%. The rate paid on short-term borrowings decreased 209 bp from 2.50% for the nine months ended September 30, 2008 to 0.41% for the same period in 2009. Average long-term debt increased $68.4 million, or 12.7%, for the nine months ended September 30, 2009, compared with the same period in 2008. The rate paid on long-term debt decreased to 3.95% for the nine months ended September 30, 2009, compared with 4.02% for the same period in 2008. As a result of the increase in the average balance of long-term debt, interest paid on long-term debt increased $1.7 million, or 10.6%, for the nine months ended September 30, 2009 as compared to the same period in 2008.

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

Three months ended September 30,
	2009			2008
(dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
ASSETS
Short-term interest bearing accounts	$99,501	$74	0.30%	$4,077	$20	1.95%
Securities available for sale (1)(excluding unrealized gains or losses)	1,082,655	11,859	4.35%	1,116,089	14,159	5.05%
Securities held to maturity (1)	161,915	1,871	4.58%	148,397	2,026	5.43%
Investment in FRB and FHLB Banks	37,372	541	5.74%	40,401	653	6.43%
Loans and leases (2)	3,627,803	54,857	6.00%	3,605,700	58,371	6.44%
Total interest earning assets	$5,009,246	$69,202	5.48%	$4,914,664	$75,229	6.09%
Trading securities	2,109			2,266
Other assets	404,019			384,710
Total assets	$5,415,374			$5,301,640

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,025,345	$3,317	1.28%	$779,954	$3,593	1.83%
NOW deposit accounts	582,307	694	0.47%	491,673	1,060	0.86%
Savings deposits	509,258	217	0.17%	474,602	514	0.43%
Time deposits	1,199,101	7,774	2.57%	1,512,072	13,184	3.47%
Total interest bearing deposits	$3,316,011	$12,002	1.44%	$3,258,301	$18,351	2.24%
Short-term borrowings	132,459	142	0.42%	154,567	763	1.96%
Trust preferred debentures	75,422	1,049	5.52%	75,422	1,154	6.09%
Long-term debt	585,416	5,761	3.90%	625,733	6,310	4.01%
Total interest bearing liabilities	$4,109,308	$18,954	1.83%	$4,114,023	$26,578	2.57%
Demand deposits	737,064			706,803
Other liabilities	79,862			69,355
Stockholders' equity	489,140			411,459
Total liabilities and stockholders' equity	$5,415,374			$5,301,640
Net interest income (FTE)		50,248			48,651
Interest rate spread			3.64%			3.52%
Net interest margin			3.98%			3.94%
Taxable equivalent adjustment		1,566			1,608
Net interest income		$48,682			$47,043

(1) Securities are shown at average amortized cost
(2) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

Nine months ended September 30,
	2009			2008
(dollars in thousands)	Average Balance	Interest	Yield/ Rates	Average Balance	Interest	Yield/ Rates
ASSETS
Short-term interest bearing accounts	$76,523	$150	0.26%	$6,517	$145	2.98%
Securities available for sale (1)(excluding unrealized gains or losses)	1,085,746	37,399	4.61%	1,112,582	42,689	5.13%
Securities held to maturity (1)	146,350	5,553	5.07%	153,010	6,544	5.71%
Investment in FRB and FHLB Banks	38,143	1,432	5.02%	39,730	2,042	6.87%
Loans and leases (2)	3,646,437	165,578	6.07%	3,544,787	174,635	6.58%
Total interest earning assets	$4,993,199	$210,112	5.63%	$4,856,626	$226,055	6.22%
Trading securities	1,801			2,388
Other assets	410,331			377,116
Total assets	$5,405,331			$5,236,130

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$995,233	$9,806	1.32%	$736,313	$10,724	1.95%
NOW deposit accounts	$571,478	2,328	0.54%	464,396	2,943	0.85%
Savings deposits	$497,040	631	0.17%	469,335	1,780	0.51%
Time deposits	1,272,893	26,199	2.75%	1,559,294	44,314	3.80%
Total interest bearing deposits	$3,336,644	$38,964	1.56%	$3,229,338	$59,761	2.47%
Short-term borrowings	133,668	413	0.41%	238,200	4,465	2.50%
Trust preferred debentures	75,422	3,211	5.69%	75,422	3,547	6.28%
Long-term debt	608,408	17,956	3.95%	539,961	16,241	4.02%
Total interest bearing liabilities	$4,154,142	$60,544	1.95%	$4,082,921	$84,014	2.75%
Demand deposits	708,513			678,277
Other liabilities	73,440			67,805
Stockholders' equity	469,236			407,127
Total liabilities and stockholders' equity	$5,405,331			$5,236,130
Net interest income (FTE)		149,568			142,041
Interest rate spread			3.67%			3.47%
Net interest margin			4.00%			3.91%
Taxable equivalent adjustment		4,723			4,928
Net interest income		$144,845			$137,113

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
	2009 over 2008
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$182	$(128)	$54
Securities available for sale	(408)	(1,892)	(2,300)
Securities held to maturity	870	(1,025)	(155)
Investment in FRB and FHLB Banks	(46)	(66)	(112)
Loans and leases	2,324	(5,838)	(3,514)
Total interest income	2,922	(8,949)	(6,027)

Money market deposit accounts	4,246	(4,522)	(276)
NOW deposit accounts	995	(1,361)	(366)
Savings deposits	235	(532)	(297)
Time deposits	(2,406)	(3,003)	(5,409)
Short-term borrowings	(96)	(525)	(621)
Trust preferred debentures	-	(105)	(105)
Long-term debt	(388)	(162)	(550)
Total interest expense	2,586	(10,210)	(7,624)

Change in FTE net interest income	$336	$1,261	$1,597

Nine months ended September 30,
	Increase (Decrease)
	2009 over 2008
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$330	$(325)	$5
Securities available for sale	(1,016)	(4,274)	(5,290)
Securities held to maturity	(277)	(714)	(991)
Investment in FRB and FHLB Banks	(79)	(531)	(610)
Loans and leases	7,316	(16,373)	(9,057)
Total interest income	6,274	(22,217)	(15,943)

Money market deposit accounts	4,344	(5,262)	(918)
NOW deposit accounts	859	(1,474)	(615)
Savings deposits	164	(1,313)	(1,149)
Time deposits	(7,253)	(10,862)	(18,115)
Short-term borrowings	(1,396)	(2,656)	(4,052)
Trust preferred debentures	-	(336)	(336)
Long-term debt	2,183	(468)	1,715
Total interest expense	(1,099)	(22,371)	(23,470)

Change in FTE net interest income	$7,373	$154	$7,527

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
(in thousands)
Service charges on deposit accounts	$7,110	$7,414	$20,357	$20,877
Insurance and broker/ dealer revenue	4,368	2,338	13,926	4,811
Trust	1,668	1,720	4,838	5,593
Net securities gains	129	1,510	146	1,543
Bank owned life insurance	683	923	2,225	2,438
ATM fees	2,443	2,334	6,993	6,656
Retirement plan administration fees	2,412	1,461	6,347	4,840
Other	2,037	1,262	5,453	4,718
Total noninterest income	$20,850	$18,962	$60,285	$51,476

Noninterest income for the three months ended September 30, 2009 was $20.9 million, up $1.9 million or 10.0% from $19.0 million for the same period in 2008. The increase in noninterest income was due primarily to an increase in insurance and broker/dealer revenue, which increased approximately $2.0 million for the three month period ended September 30, 2009 as compared with the three month period ended September 30, 2008. This increase was due primarily to revenue generated by Mang Insurance Agency, LLC, which was acquired on September 1, 2008. In addition, retirement plan administration fees increased approximately $1.0 million for the three month period ended September 30, 2009 as compared with the three month period ended September 30, 2008 as a result of organic growth from new business. These increases were partially offset by a decrease in net securities gains of approximately $1.4 million for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008.

Noninterest income for the nine months ended September 30, 2009 was $60.3 million, up $8.8 million or 17.1% from $51.5 million for the same period in 2008. The increase in noninterest income was due primarily to an increase in insurance and broker/dealer revenue, which increased approximately $9.1 million for the nine month period ended September 30, 2009 as compared with the nine month period ended September 30, 2008. This increase was due primarily to revenue generated by Mang Insurance Agency, LLC as previously mentioned. In addition, retirement plan administration fees increased approximately $1.5 million for the nine month period ended September 30, 2009 as compared with the nine month period ended September 30, 2008 as a result of organic growth from new business. These increases were partially offset by a decrease in trust administration income of approximately $0.8 million for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008 due primariliy to a decline in the fair value of trust assets under administration. In addition, the Company experienced a decrease in net securities gains of approximately $1.4 million for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations. The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
(in thousands)
Salaries and employee benefits	$21,272	$16,850	$62,646	$50,526
Occupancy	3,481	3,359	11,256	10,396
Equipment	1,997	1,908	6,024	5,595
Data processing and communications	3,305	3,155	9,924	9,440
Professional fees and outside services	2,691	2,205	7,820	7,825
Office supplies and postage	1,426	1,322	4,385	3,992
Amortization of intangible assets	827	462	2,465	1,231
Loan collection and other real estate owned	755	505	2,177	1,802
Impairment on lease residual assets	-	2,000	-	2,000
FDIC insurance	1,535	614	7,096	986
Other	3,743	4,678	11,483	12,722
Total noninterest expense	$41,032	$37,058	$125,276	$106,515

Noninterest expense for the three months ended September 30, 2009 was $41.0 million, up from $37.1 million for the same period in 2008. FDIC expenses increased approximately $0.9 million for the three months ended September 30, 2009, compared with the same period in 2008 due to recurring FDIC premiums, which increased to $1.5 million for the three months ended September 30, 2009 as compared with $0.6 million for the same period last year. Salaries and employee benefits increased $4.4 million, or 26.2%, for the three months ended September 30, 2009 compared with the same period in 2008. This increase was due primarily to increases in full-time-equivalent employees during 2009, largely due to the Company’s acquisition of Mang in September 2008 and the aforementioned de novo branch activity. In addition, the Company experienced an increase of approximately $0.8 million in pension expenses for the three months ended September 30, 2009 as compared with the same period in 2008. Amortization of intangible assets was $0.8 million for the three months ended September 30, 2009, up from $0.5 million for same period in 2008 due to the aforementioned acquisition. In addition, professional fees and outside services expenses increased approximately $0.5 million, or 22.0%, for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008. This increase was due primarily to non-recurring systems consulting services. These increases were partially offset by an impairment on lease residual assets incurred during the third quarter of 2008 totaling $2.0 million. The increases were also partially offset by a decrease in other operating expenses. For the three month period ended September 30, 2009, other operating expenses totaled $3.7 million, down $1.0 million or 20.0%, from $4.7 million for the three months ended September 30, 2008. This decrease resulted primarily from a decrease in losses incurred from sales of certain returned lease vehicles totaling approximately $0.9 million during the third quarter of 2008, due to reduced values of the vehicles.

Noninterest expense for the nine months ended September 30, 2009 was $125.3 million, up from $106.5 million for the same period in 2008. FDIC expenses increased approximately $6.1 million for the nine months ended September 30, 2009, compared with the same period in 2008. This increase was due to the special assessment imposed by the FDIC totaling approximately $2.5 million during the second quarter of 2009, in addition to increased recurring FDIC premiums. Salaries and employee benefits increased $12.1 million, or 24.0%, for the nine months ended September 30, 2009 compared with the same period in 2008. This increase was due primarily to increases in full-time-equivalent employees during 2009, largely due to the Company’s acquisition of Mang in September 2008 and the aforementioned de novo branch activity. In addition, the Company experienced increases of approximately $2.2 million and $0.9 million in pension and medical expenses, respectively, for the nine months ended September 30, 2009 as compared with the same period in 2008. Amortization of intangible assets was $2.5 million for the nine months ended September 30, 2009, up from $1.2 million for same period in 2008 due to the aforementioned acquisition. Occupancy expenses were up approximately $0.9 million for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008. This increase was due primarily to the Company’s acquisition of Mang in September 2008 and the aforementioned de novo branch activity during the period.

Income Taxes

Income tax expense for the three month period ended September 30, 2009 was $5.8 million, down from $6.7 million for the same period in 2008. The effective rates were 30.0% and 30.7% for the three month periods ended September 30, 2009 and 2008, respectively. Income tax expense for the nine month period ended September 30, 2009 was $16.9 million, down from $19.2 million for the same period in 2008. The effective rates were 30.7% and 30.6% for the nine month periods ended September 30, 2009 and 2008, respectively.

ANALYSIS OF FINANCIAL CONDITION

Securities

The Company classifies its securities at date of purchase as available for sale, held to maturity or trading. Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity. Held to maturity securities are recorded at amortized cost. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders’ equity as a component of accumulated other comprehensive income or loss. For the securities that the Company does not have the intent to sell and will not be more likely than not forced to sell, the amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes. Securities with an other-than-temporary impairment are generally placed on nonaccrual status. Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income. Transfers of securities between categories are recorded at fair value at the date of transfer.

Held to maturity securities increased $28.5 million, or 20.3%, from $140.2 million at December 31, 2008 to $168.7 million at September 30, 2009. This increase is due primarily to an increase in local underwriting activity throughout our municipal banking footprint. At September 30, 2009, the balance of available for sale securities increased by approximately $12.8 million, or 1.1%, from December 31, 2008.

Average total earning securities decreased $19.9 million, or 1.6%, for the three months ended September 30, 2009 when compared to the same period in 2008. The average balance of securities available for sale decreased $33.4 million, or 3.0%, for the three months ended September 30, 2009 when compared to the same period in 2008. The average balance of securities held to maturity increased $13.5 million, or 9.1%, for the three months ended September 30, 2009, compared to the same period in 2008. The average total securities portfolio represents 24.8% of total average earning assets for the three months ended September 30, 2009, down from 25.7% for the same period in 2008.

Average total earning securities decreased $33.5 million, or 2.6%, for the nine months ended September 30, 2009 when compared to the same period in 2008. The average balance of securities available for sale decreased $26.8 million, or 2.4%, for the nine months ended September 30, 2009 when compared to the same period in 2008. The average balance of securities held to maturity decreased $6.7 million, or 4.4%, for the nine months ended September 30, 2009, compared to the same period in 2008. The average total securities portfolio represents 24.7% of total average earning assets for the nine months ended September 30, 2009, down from 26.1% for the same period in 2008.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	September 30, 2009	December 31, 2008
Mortgage-backed securities:
With maturities 15 years or less	18%	22%
With maturities greater than 15 years	5%	6%
Collateral mortgage obligations	25%	29%
Municipal securities	23%	20%
US agency notes	24%	17%
Other	5%	6%
Total	100%	100%

Our mortgage backed securities, U.S. agency notes, and collateralized mortgage obligations are all “prime/conforming” and are guaranteed by Fannie Mae, Freddie Mac, Federal Home Loan Bank, Federal Farm Credit Banks, or Ginnie Mae (“GNMA”). GNMA securities are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government. Currently, there are no subprime mortgages in our investment portfolio.

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	September 30, 2009	December 31, 2008
Residential real estate mortgages	$638,001	$722,723
Commercial	545,001	572,059
Commercial real estate mortgages	683,623	669,720
Real estate construction and development	77,391	67,859
Agricultural and agricultural real estate mortgages	122,691	113,566
Consumer	870,766	795,123
Home equity	609,571	627,603
Lease financing	68,846	83,258
Total loans and leases	$3,615,890	$3,651,911

Total loans and leases decreased nominally to $3.6 billion, or 65.9% of assets, at September 30, 2009 compared to $3.7 billion, or 68.4% of assets at December 31, 2008. Residential real estate mortgages decreased by approximately $84.7 million, or 11.7%, from December 31, 2008 to September 30, 2009. This decrease is primarily due to an increase in refinancing activity in the low rate environment and increased sales by the Company of newly originated loans to secondary markets. Home equity loans decreased by approximately $18.0 million, or 2.9%, from December 31, 2008 to September 30, 2009 as the Company decreased home equity loan originations in the first nine months of 2009. Consumer loans increased by approximately $75.6 million, or 9.5%, from December 31, 2008 to September 30, 2009 as the Company continued to grow its indirect installment loan portfolio due to an increase in market share as competitors drop out of the market.

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above. The allowance for loan and lease losses to outstanding loans and leases at September 30, 2009 was 1.79% compared with 1.60% at December 31, 2008. Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Table 3 Allowance For Loan and Lease Losses
	Three months ended
(dollars in thousands)	September 30, 2009		September 30, 2008
Balance, beginning of period	$62,734		$54,510
Recoveries	1,253		807
Chargeoffs	(8,438)		(6,693)
Net chargeoffs	(7,185)		(5,886)
Provision for loan losses	9,101		7,179
Balance, end of period	$64,650		$55,803
Composition of Net Chargeoffs
Commercial and agricultural	$(2,837)	39%	$(3,414)	58%
Real estate mortgage	(64)	1%	(31)	1%
Consumer	(4,284)	60%	(2,441)	41%
Net chargeoffs	$(7,185)	100%	$(5,886)	100%
Annualized net chargeoffs to average loans and leases	0.79%		0.65%

Allowance For Loan and Lease Losses
	Nine months ended
(dollars in thousands)	September 30, 2009		September 30, 2008
Balance, beginning of period	$58,564		$54,183
Recoveries	3,310		2,867
Chargeoffs	(21,975)		(20,707)
Net chargeoffs	(18,665)		(17,840)
Provision for loan losses	24,751		19,460
Balance, end of period	$64,650		$55,803
Composition of Net Chargeoffs
Commercial and agricultural	$(7,255)	39%	$(11,865)	67%
Real estate mortgage	(399)	2%	(183)	1%
Consumer	(11,011)	59%	(5,792)	32%
Net chargeoffs	$(18,665)	100%	$(17,840)	100%
Annualized net chargeoffs to average loans and leases	0.68%		0.67%

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

Nonperforming Assets
(Dollars in thousands)	September 30, 2009		December 31, 2008
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$24,692	68%	$15,891	66%
Real estate mortgages	4,463	13%	3,803	16%
Consumer	5,560	16%	3,468	14%
Troubled debt restructured loans	899	3%	1,029	4%
Total nonaccrual loans	35,614	100%	24,191	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	794	22%	12	1%
Real estate mortgages	1,229	35%	770	33%
Consumer	1,520	42%	1,523	66%
Total loans 90 days or more past due and still accruing	3,543	100%	2,305	100%

Total nonperforming loans	39,157		26,496
Other real estate owned (OREO)	3,319		665
Total nonperforming assets	42,476		27,161
Total nonperforming loans to total loans and leases	1.08%		0.73%
Total nonperforming assets to total assets	0.77%		0.51%
Total allowance for loan and lease losses to nonperforming loans	165.10%		221.03%

Loans over 60 days past due but not over 90 days past due were 0.18% of total loans as of September 30, 2009, compared to 0.15% of total loans as of December 31, 2008. In addition to nonperforming loans, the Company has also identified approximately $72.9 million in potential problem loans at September 30, 2009 as compared to $95.4 million at December 31, 2008. Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.” At September 30, 2009, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans. Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Company recorded a provision for loan and lease losses of $9.1 million during the third quarter of 2009 compared with $7.2 million during the third quarter of 2008. The increase in the provision for loan and lease losses for the three months ended September 30, 2009 was due primarily to an increase in net charge-offs which totaled $7.2 million for the three month period ending September 30, 2009, up from $5.9 million for the three months ending September 30, 2008, due primarily to a charge-off related to one large agricultural loan during the third quarter of 2009, as well as an increase in specific reserves on certain impaired loans and the change in economic conditions.. Net charge-offs to average loans and leases for the three months ended September 30, 2009 were 0.79%, compared with 0.66% for the three months ended September 30, 2008. The Company’s allowance for loan and lease losses increased to 1.79% of loans and leases at September 30, 2009, compared with 1.60% at December 31, 2008, due to an increase in specific reserves on impaired loans. Specific reserves on impaired loans totaled $3.8 million at September 30, 2009 and $0.6 million at December 31, 2008.

The Company recorded a provision for loan and lease losses of $24.8 million during the nine months ended September 30, 2009 compared with $19.5 million during the nine months ended September 30, 2008. The increase in the provision for loan and lease losses for the nine months ended September 30, 2009 was due primarily to the aforementioned charge-off and an increase in specific reserves on certain impaired loans, along with the change in economic conditions. Net charge-offs totaled $18.7 million for the nine month period ending September 30, 2009, up from $17.8 million for the nine months ending September 30, 2008. Net charge-offs to average loans and leases for the nine months ended September 30, 2009 were 0.68%, compared with 0.67% for the nine months ended September 30, 2008.

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

Deposits

Total deposits were $4.1 billion at September 30, 2009, up $181.2 million, or 4.6%, from December 31, 2008. The increase in deposits compared with December 31, 2008 was driven primarily by increases in money market accounts, NOW, and demand deposit accounts, offset by a decrease in time deposits, and reflects the Company’s commitment to increase core deposits in 2009.

Total average deposits for the three months ended September 30, 2009 increased $88.0 million, or 2.2%, from the same period in 2008. The Company experienced an increase in average money market accounts of $245.4 million, or 31.5%, for the three months ended September 30, 2009 compared to the same period in 2008. Average NOW accounts increased $90.6 million, or 18.4%, to $582.3 million for the three months ended September 30, 2009 from $491.7 million for the same period in 2008. This increase in average money market and NOW accounts was primarily due to a shift from time deposit accounts to money market accounts and NOW accounts due to a decline in interest rates offered on time deposits as a result of the decrease in the Fed Funds rate. Average savings accounts increased $34.7 million, or 7.3%, for the three month period ending September 30, 2009 as compared to the same period in 2008. Average time deposits decreased $313.0 million, or 20.7%, for the three months ended September 30, 2009 from the same period in 2008. Average demand deposit accounts increased $30.3 million, or 4.3%, for the three months ended September 30, 2009 as compared to the same period in 2008. This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Total average deposits for the nine months ended September 30, 2009 increased $137.5 million, or 3.5%, from the same period in 2008. The Company experienced an increase in average money market accounts of $258.9 million, or 35.2%, for the nine months ended September 30, 2009 compared to the same period in 2008. Average NOW accounts increased $107.1 million, or 23.1%, to $571.5 million for the nine months ended September 30, 2009 from $464.4 million for the same period in 2008. This increase in average money market and NOW accounts was primarily due to a shift from time deposit accounts to money market accounts and NOW accounts due to a decline in interest rates offered on time deposits as a result of the decrease in the Fed Funds rate. Average savings accounts increased $27.7 million, or 5.9%, for the nine month period ending September 30, 2009 as compared to the same period in 2008. Average time deposits decreased $286.4 million, or 18.4%, for the nine months ended September 30, 2009 from the same period in 2008. Average demand deposit accounts increased $30.2 million, or 4.5%, for the nine months ended September 30, 2009 as compared to the same period in 2008. This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $147.8 million at September 30, 2009 compared to $206.5 million at December 31, 2008. The Company has been in a Fed Funds sold position since March 2009 which has decreased reliance on short-term borrowings. Long-term debt was $579.7 million at September 30, 2009, as compared to $632.2 million at December 31, 2008. This decrease was mainly due to the repayment of a loan. For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” on page 42 of this report.

Capital Resources

Stockholders' equity of $497.5 million represented 9.1% of total assets at September 30, 2009, compared with $431.8 million, or 8.1% as of December 31, 2008. On April 1, 2009, the Company completed a public offering of 1,576,230 shares of its common stock and raised approximately $33.5 million in net proceeds.

The Company did not purchase shares of its common stock during the nine month period ended September 30, 2009. At September 30, 2009, there were 1,000,000 shares available for repurchase under previously announced plans, which expire on December 31, 2009. On October 26, 2009, the Company’s Board of Directors authorized a new repurchase program for NBT to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, effective January 1, 2010, as market conditions warrant in open market and privately negotiated transactions. The new plan expires on December 31, 2011.

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

Table 4

Capital Measurements	September 30, 2009	December 31, 2008
Tier 1 leverage ratio	8.30%	7.17%
Tier 1 capital ratio	11.20%	9.75%
Total risk-based capital ratio	12.46%	11.00%
Cash dividends as a percentage of net income	53.00%	44.27%
Per common share:
Book value	$14.49	$13.24
Tangible book value	$10.52	$9.01

Table 5 presents the high, low and closing sales price for the common stock as reported on the NASDAQ Stock Market, and cash dividends declared per share of common stock. The Company's price to book value ratio was 1.56 at September 30, 2009 and 2.31 in the comparable period of the prior year. The Company's price was 14.1 times trailing twelve months earnings at September 30, 2009, compared to 18.2 times for the same period last year.

Table 5
Quarterly Common Stock and Dividend Information
Quarter Endings	High	Low	Close	Cash Dividends Declared
2009
March 31	$28.37	$15.42	$21.64	$0.20
June 30	25.22	20.49	21.71	0.20
September 30	24.16	20.57	22.54	0.20
2008
March 31	$23.65	$17.95	$22.20	$0.20
June 30	25.00	20.33	20.61	0.20
September 30	36.47	19.05	29.92	0.20
December 31	30.83	21.71	27.96	0.20

On October 26, 2009, the Company announced the declaration of a regular quarterly cash dividend of $0.20 per share. The cash dividend will be paid on December 15, 2009 to stockholders of record as of December 1, 2009.

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2009 balance sheet position:

Table 6 Interest Rate Sensitivity Analysis
Change in interest rates (in bp points)	Percent change in net interest income
+200	(1.46%)
-100	(1.00%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At September 30, 2009, the Company’s Basic Surplus measurement was 7.6% of total assets or $419 million as compared to the December 31, 2008 Basic Surplus of 6.6%, and was above the Company’s minimum of 5% or $274 million set forth in its liquidity policies. Since March 2009, the Company has been in a Fed Funds sold position as a result of excess liquidity.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At September 30, 2009, approximately $47.7 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the State of Delaware General Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

At September 30, 2009 and December 31, 2008, FHLB advances outstanding totaled $551 million and $601 million, respectively. The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $198 million at September 30, 2009 and $230 million at December 31, 2008. In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $123 million at September 30, 2009 or used to collateralize other borrowings, such as repurchase agreements. At September 30, 2009 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $454 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company's disclosure controls and procedures were effective.

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

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 5.02(b)

As a result of a special election held on November 3, 2009, director William L. Owens was elected to the United States House of Representatives to represent the 23rd Congressional District of New York.  Mr. Owens was subsequently sworn in as a member of the House of Representatives on November 6, 2009.  As a result of the election, Mr. Owens resigned from his position as a member of the Board of Directors of the Company effective November 5, 2009.

Item 5.02(e)

Amended Employment Agreements of Certain Named Executive Officers

On November 5, 2009, the Company entered into amended and restated employment agreements with Martin A. Dietrich, President and Chief Executive Officer of the Company and NBT Bank, N.A. (the “Bank”), Michael J. Chewens, Senior Executive Vice President and Chief Financial Officer of the Company and the Bank, and David E. Raven, Executive Vice President of the Company and President and Chief Executive Officer of Pennstar Bank, a division of the Bank (the “Amended Employment Agreements”).

The Amended Employment Agreements amend and restate the terms of the previously existing employment agreements, as amended, of each of Messrs. Dietrich, Chewens and Raven, which terms were amended by the Amended Employment Agreements to, among other things:

•	allow the Company to cure an event or condition giving rise the executive’s resignation for “good reason” (as such term is defined in the Amended Employment Agreement);

•
provide that if an executive is terminated “without cause” (as such term is defined in the Amended Employment Agreement) or resigns for good reason, any payments received are conditioned upon the executive executing a separation agreement and release;

•
provide that the executive, for a period of one year following the Termination Date (as defined in the Amended Employment Agreement), shall not become an officer, employee, consultant, director or trustee of any saving bank, savings and loan association, savings and loan holding company, bank or bank holding company, where such position entails providing services to such company in any city, town or county where the Company or the Bank or their affiliates has an office, where the executive’s position or service for such company is competitive with or similar to the executive’s position or service with the Company or the Bank (the “Non-Compete Clause”); and

•
require that, if the Company prepares an accounting restatement due to the material noncompliance of the Company, as a result of misconduct, with regard to any financial reporting under the securities laws, and the executive is subject to automatic forfeiture under the Sarbanes-Oxley Act of 2002, and he knowingly engaged in misconduct, was grossly negligent in engaging in the misconduct, knowingly failed to prevent the misconduct or was grossly negligent in failing to prevent the misconduct, the executive shall reimburse the Company for the amount of any payment earned or accrued during the 12-month period following the first public issuance or filing with the Securities and Exchange Commission of the financial document that contained such material noncompliance (the “SOX Clawback Clause”). In addition, if the Company is required to prepare an accounting restatement, the executive will forfeit any payments made based on the achievement of pre-established performance goals that are later determined, as a result of the accounting restatement, not to have been achieved (the “Bonus Clawback Clause,” and together with the SOX Clawback Clause, the “Clawback Clause”).

A description of the other material terms of the employment arrangements of each of Messrs. Dietrich, Chewens and Raven, which were restated but not modified by the Amended Employment Agreements, is included in the Company’s definitive proxy statement for its 2009 annual meeting of stockholders filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009.

The foregoing summary of the Amended Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the Amended Employment Agreements of each of Messrs. Dietrich, Chewens and Raven, copies of which are filed with this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2 and 10.3, respectively, and are incorporated herein by reference.

Jeffrey M. Levy Employment Agreement

On November 5, 2009, the Company entered into an employment agreement (the “Levy Employment Agreement”) with Mr. Jeffrey M. Levy, Executive Vice President of the Company and President of Commercial Banking of the Bank, which replaces a previous employment agreement that Mr. Levy entered into in April 2007.

In addition to an annual base salary of $250,000, the Levy Employment Agreement provides that Mr. Levy will be eligible to be considered for a performance bonus commensurate with Mr. Levy’s title and salary grade in accordance with the compensation policies of the Company, and provides for the ability to participate in stock benefit plans and other fringe benefits applicable to executive personnel. The Levy Employment Agreement will terminate upon the earlier to occur of the executive’s death, disability, discharge for “cause,” resignation, termination “without cause” (as such terms are defined in the Levy Employment Agreement) or January 1, 2012. The Levy Employment Agreement also provides for an automatic one-year extension occurring annually on each January 1.

Upon termination of the Levy Employment Agreement, Mr. Levy is entitled to receive accrued and unpaid salary, accrued rights under our employee plans and arrangements, unpaid expense reimbursements and the cash equivalent of accrued annual vacation. Additionally, if Mr. Levy’s employment is terminated by us other than for cause, or by Mr. Levy for “good reason” (as such term is defined in the Levy Employment Agreement), then, upon execution of a separation agreement and release, Mr. Levy will be entitled to receive (i) his base salary in a manner consistent with our normal payroll practices for a period of between two to three years following the termination date, depending on the date Mr. Levy was terminated, and (ii) a relocation payment if he relocates within 18 months after termination of employment from the Albany, New York area, such relocation payment to include a make-whole payment and related gross-up tax payment if he sells his primary residence at a loss. If Mr. Levy is terminated due to a change of control covered by his change in control agreement, as described below, Mr. Levy will be entitled to receive his accrued and unpaid salary, accrued rights under our employee plans and arrangements, unpaid expense reimbursements, the cash equivalent of his accrued annual vacation, a relocation payment and the severance payments determined under his change in control agreement.

Under the Levy Employment Agreement, during the term of his employment, Mr. Levy may not disclose confidential information about the Company or its subsidiaries to any other person or entity. Mr. Levy has also agreed to a Non-Compete Clause and Clawback Clause, each in the form substantially as described above in connection with the Amended Employment Agreements.

The foregoing summary of the Levy Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Levy Employment Agreement, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.4 and is incorporated herein by reference.

Change in Control Agreements of Certain Named Executive Officers

On November 5, 2009, the Company entered into amended and restated change in control agreements with each of Messrs. Dietrich, Chewens, Raven and Levy (the “Amended Change in Control Agreements”).

The Amended Change in Control Agreements amend and restate the terms of the previously existing change in control agreements of each of Messrs. Dietrich, Chewens, Raven and Levy, which terms were amended by the Amended Change in Control Agreements to, among other things:

•	clarify the circumstances under which each executive would receive a gross-up payment to compensate for the imposition of any excise taxes under section 4999 of the Code; and

•
insert a Clawback Clause applicable to any payments received under the Amended Change in Control Agreement, in substantially the same form as described above in connection with the Amended Employment Agreements.

A description of the other material terms of the change in control arrangements of each of Messrs. Dietrich, Chewens, Raven and Levy, which were not modified by the Amended Change in Control Agreements, is included in the Company’s definitive proxy statement for its 2009 annual meeting of stockholders filed with the SEC on March 31, 2009.

The foregoing summary of the Amended Change in Control Agreements does not purport to be complete and is qualified in its entirety by reference to the form of Amended Change in Control Agreement, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.5, and is incorporated herein by reference.

Amendment to Split-Dollar Agreement

On November 5, 2009, the Company entered into the First Amendment to Split-Dollar Agreement (the “Split-Dollar Amendment”) with the Bank, and the Bank, in its capacity as corporate trustee for the Martin A. Dietrich Irrevocable Life Insurance Trust No. 1 (the “Trust”), which amended the Split Dollar Agreement by and among the Company, the Bank, and the Bank, as corporate trustee for the Trust. The Split-Dollar Amendment clarifies when the Bank may terminate the Split-Dollar Agreement. The foregoing summary of the Split-Dollar Amendment does not purport to be complete and is qualified in its entirety by reference to the Split-Dollar Amendment, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.6, and is incorporated herein by reference.

Supplemental Retirement Benefit

On November 5, 2009, the Company amended and restated its Supplemental Retirement Agreements (the “Amended SERPs”) with each of Messrs. Dietrich, Chewens and Raven to comply with Section 409A of the Code. A description of the other material terms of the SERPs of each of Messrs. Dietrich, Chewens and Raven, which were restated but not modified by the Amended SERPs, is included in the Company’s definitive proxy statement for its 2009 annual meeting of stockholders filed with the SEC on March 31, 2009. The foregoing summary of the Amended SERPs does not purport to be complete and is qualified in its entirety by reference to the form of Amended SERP, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.7, and is incorporated herein by reference.

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

10.1 Employment Agreement, dated November 5, 2009, by and between Martin A. Dietrich and NBT Bancorp Inc.

10.2 Employment Agreement, dated November 5, 2009, by and between Michael J. Chewens and NBT Bancorp Inc.

10.3 Employment Agreement, dated November 5, 2009, by and between David E. Raven and NBT Bancorp Inc.

10.4 Employment Agreement, dated November 5, 2009, by and between Jeffrey M. Levy and NBT Bancorp Inc.

10.5 Form of Change in Control Agreement, dated November 5, 2009, by and between NBT Bancorp Inc. and certain executive officers.

10.6 First Amendment to Split-Dollar Agreement, dated November 5, 2009, by and between NBT Bancorp Inc. and NBT Bank N.A.

10.7 Form of Amended and Restated NBT Bancorp Inc. Supplemental Retirement Agreement, dated as of November 5, 2009, between NBT Bancorp Inc. and certain executive officers.

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of November 2009.

NBT BANCORP INC.

By:	/S/ Michael J. Chewens, CPA
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

10.1   Employment Agreement, dated November 5, 2009, by and between Martin A. Dietrich and NBT Bancorp Inc.

10.2   Employment Agreement, dated November 5, 2009, by and between Michael J. Chewens and NBT Bancorp Inc.

10.3   Employment Agreement, dated November 5, 2009, by and between David E. Raven and NBT Bancorp Inc.

10.4   Employment Agreement, dated November 5, 2009, by and between Jeffrey M. Levy and NBT Bancorp Inc.

10.5   Form of Change in Control Agreement, dated November 5, 2009, by and between NBT Bancorp Inc. and certain executive officers.

10.6   First Amendment to Split-Dollar Agreement, dated November 5, 2009, by and between NBT Bancorp Inc. and NBT Bank N.A.

10.7   Form of Amended and Restated NBT Bancorp Inc. Supplemental Retirement Agreement, dated as of November 5, 2009, between NBT Bancorp Inc. and certain executive officers.

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