Form 10-K
period 2009-12-31
NBT BANCORP INC
filed 2010-03-01
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

None
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None

Stock Purchase Rights Pursuant to Stockholders Rights Plan

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐  No ☒

Indicate  by  check mark whether the registrant (1) has filed all reports required to  be  filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding  12  months  (or  for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for  the  past  90  days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate  by  check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will  not be contained, to the best of the registrant’s knowledge, in definitive proxy  or  information  statements incorporated by reference in Part III of this Form  10-K  or  any  amendment  to  this  Form  10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

Based on the closing price of the registrant’s common stock as of June 30, 2009, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $731,252,689.

The number of shares of Common Stock outstanding as of February 15, 2010, was 34,412,890.

DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the registrant’s definitive Proxy Statement for its Annual Meeting  of Stockholders to be held on May 4, 2010 are incorporated by reference into  Part  III,  Items  10,  11,  12,  13  and  14  of  this  Form  10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2009

PART I

ITEM 1.   BUSINESS

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2009 had assets of $5.5 billion and stockholders’ equity of $505.1 million.  Return on average assets and return on average equity were 0.96% and 10.90%, respectively, for the period ending December 31, 2009.  The Company had net income of $52.0 million or $1.53 per diluted share for 2009 and fully taxable equivalent (“FTE”) net interest margin was 4.04% for the same period.

The principal assets of the Registrant consist of all of the outstanding shares of common stock of its subsidiaries, including:  NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”) and CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (the “Trusts”).  The Company’s principal sources of revenue are the management fees and dividends it receives from the Bank, NBT Financial, and NBT Holdings.

The Company’s business, primarily conducted through the Bank but also through its other subsidiaries, consists of providing commercial banking and financial services to its customers in its market area, which includes central and upstate New York, northeastern Pennsylvania and Burlington, Vermont.  The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services.  The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its earning assets and the interest expense paid on its interest bearing liabilities, primarily consisting of deposits and borrowings. Among other factors, net income is also affected by provisions for loan and lease losses and noninterest income, such as service charges on deposit accounts, broker/dealer fees, trust fees, insurance commissions, and gains/losses on securities sales, as well as noninterest expense, such as salaries and employee benefits, data processing, communications, occupancy, and equipment expenses.

Substantially all of the Company’s business activities are with customers located in the United States.  For the year ended December 31, 2009, approximately 84% of the Registrant’s revenue was derived from New York and approximately 16% from Pennsylvania.  Vermont revenue was negligible for the year ended December 31, 2009 as the Registrant was new to the market in 2009.  Approximately 67% of the revenue generated in New York was comprised of interest and fee income, predominately from loans and securities.  Approximately 33% of the revenue generated in New York was comprised of noninterest income such as service charges on deposit accounts, trust administration fees, bank owned life insurance income, and insurance revenue.  Approximately 66% of the revenue generated in Pennsylvania was comprised of interest and fee income.  Approximately 34% of the revenue generated in Pennsylvania was comprised of noninterest income such as service charges on deposit accounts, trust administration fees, bank owned life insurance income, and insurance revenue.  As of December 31, 2009, approximately 81% of the Registrant’s loan portfolio was originated in New York and approximately 19% was originated in Pennsylvania.  The amount of loans in the Vermont market was negligible as of December 31, 2009 as the Registrant was new to the market in 2009.  Approximately 56% of the New York-based loan portfolio was secured by real estate in central and upstate New York, while approximately 64% of the Pennsylvania-based loan portfolio was secured by real estate in northeastern Pennsylvania as of December 31, 2009.    Consumer loans (such as indirect and direct installment loans) and home equity loans comprised approximately 41% of the New York-based loan portfolio and approximately 38% of the Pennsylvania-based loan portfolio.

Like the rest of the nation, the market areas that the Company serves are presently experiencing an economic slowdown. A variety of factors (e.g., any substantial rise in inflation or further rise in unemployment rates, decrease in consumer confidence, natural disasters, war, or political instability) may further affect both the Company’s markets and the national market.  The Company will continue to emphasize managing our funding costs and lending rates to effectively maintain profitability.  In addition, the Company will continue to seek and maintain relationships that can generate fee income that is not directly tied to lending relationships.  We anticipate that this approach will help mitigate profit fluctuations that are caused by movements in interest rates, business and consumer loan cycles, and local economic factors.

NBT Bank, N.A.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York, northeastern Pennsylvania and Burlington, Vermont market areas.

Through its network of branch locations, the Bank offers a wide range of products and services tailored to individuals, businesses, and municipalities.  Deposit products offered by the bank include demand deposit accounts, savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts (“MMDA”), and certificate of deposit (“CD”) accounts.  The Bank offers various types of each deposit account to accommodate the needs of its customers with varying rates, terms, and features.  Loan products offered by the Bank include consumer loans, home equity loans, mortgages, small business loans and commercial loans, with varying rates, terms and features to accommodate the needs of its customers.  The Bank also offers various other products and services through its branch network such as trust and investment services and financial planning services.  In addition to its branch network, the Bank also offers access to certain products and services online enabling customers to check balances, transfer funds, pay bills, view statements, apply for loans and access various other product and service information.    The Bank provides 24-hour access to an automated telephone line whereby customers can check balances, obtain interest information, transfer funds, request statements, and perform various other activities.

The Bank conducts business through two geographic operating divisions, NBT Bank and Pennstar Bank.  At year end 2009, the NBT Bank division had 85 divisional offices and 114 automated teller machines (ATMs), located primarily in central and upstate New York and Burlington, Vermont. At December 31, 2009, the NBT Bank division had total loans and leases of $3.0 billion, or 81.2% of total loans and leases, and total deposits of $3.2 billion, or 77.8% of total deposits.  Revenue for the NBT Bank division totaled $185.8 million for the year ended December 31, 2009.  At year end 2009, the Pennstar Bank division had 38 divisional offices and 49 ATMs, located primarily in northeastern Pennsylvania. At December 31, 2009, the Pennstar Bank division had total loans and leases of $686.4 million, or 18.8% of total loans and leases, and total deposits of $910.5 million, or 22.2% of total deposits. Revenue for the Pennstar Bank division totaled $38.2 million for the year ended December 31, 2009.

NBT Financial Services, Inc.

Through NBT Financial, the Company operates EPIC Advisors, Inc. (“EPIC”), a retirement plan administrator.  Through EPIC, the Company offers services including retirement plan consulting and recordkeeping services.  EPIC’s headquarters are located in Rochester, New York.

NBT Holdings, Inc.

Through NBT Holdings, the Company operates Mang Insurance Agency, LLC (“Mang”), a full-service insurance agency acquired by the Company on September 1, 2008.  Prior to its acquisition by the Company, Mang was one of the largest independent insurance agencies in upstate New York and was headquartered in Binghamton, New York.  As part of the acquisition, the Company acquired approximately $15.3 million of intangible assets and $11.8 million of goodwill, for a purchase price of $28.0 million, which has been allocated to NBT Holdings for reporting purposes.  The results of operations are included in the consolidated financial statements from the date of acquisition, September 1, 2008.  Mang’s headquarters were moved to Norwich, New York in December 2009 and many Mang office locations that were in the same communities as NBT Bank branches have moved into those branches during 2009.  Through Mang, the Company offers a full array of insurance products including personal property and casualty, business liability and commercial insurance tailored to serve the specific insurance needs of individuals as well as businesses in a range of industries operating in the markets served by the Company.

The Trusts

The Trusts were organized to raise additional regulatory capital and to provide funding for certain acquisitions.  CNBF Capital Trust I (“Trust I”) and NBT Statutory Trust I are Delaware statutory business trusts formed in 1999 and 2005, respectively, for the purpose of issuing trust preferred securities and lending the proceeds to the Company. In connection with the acquisition of CNB Bancorp, Inc. mentioned below, the Company formed NBT Statutory Trust II (“Trust II”) in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. The Company raised $51.5 million through Trust II in February 2006. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are variable interest entities (VIEs) for which the Company is not the primary beneficiary, as defined by Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).  In accordance with FASB ASC, the accounts of the Trusts are not included in the Company’s consolidated financial statements.  The Trusts were organized to raise additional regulatory capital and to provide funding for certain acquisitions.

Operating Subsidiaries of the Bank

The Bank has five operating subsidiaries, NBT Capital Corp., Pennstar Bank Services Company, Broad Street Property Associates, Inc., NBT Services, Inc., and CNB Realty Trust. NBT Capital Corp., formed in 1998, is a venture capital corporation formed to assist young businesses to develop and grow primarily in the markets they serve. Pennstar Bank Services Company, formed in 2002, provides administrative and support services to the Pennstar Bank division of the Bank.  Broad Street Property Associates, Inc., formed in 2004, is a property management company.  NBT Services, Inc., formed in 2004, has a 44% ownership interest in Land Record Services, LLC.  Land Record Services, LLC, a title insurance agency, offers mortgagee and owner’s title insurance coverage to both retail and commercial customers.  CNB Realty Trust, formed in 1998, is a real estate investment trust.

 COMPETITION

The banking and financial services industry in the Company’s market areas is highly competitive.  The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers.  The Company competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers.  Additionally, various out-of-state banks continue to enter or have announced plans to enter the market areas in which the Company currently operates.

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

Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures.  In addition, many of the Company’s competitors have assets, capital and lending limits greater than that of the Company, have greater access to capital markets and offer a broader range of products and services than the Company.  These institutions may have the ability to finance wide-ranging advertising campaigns and may also be able to offer lower rates on loans and higher rates on deposits than the Company can offer.  Many of these institutions offer services, such as credit cards and international banking, which the Company does not directly offer.

In consumer transactions, in order to compete with other financial services providers, the Company stresses the community nature of its banking operations and principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with their customers, and specialized services tailored to meet the needs of the communities served.  We also offer certain customer services, such as agricultural lending, that many of our larger competitors do not offer.  While the Company’s position varies by market, the Company’s management believes that it can compete effectively as a result of local market knowledge and awareness of customer needs.

The table below summarizes the Bank’s deposits and market share by the twenty-six counties of New York and Pennsylvania in which it has customer facilities as of June 30, 2009.  Market share is based on deposits of all commercial banks, credit unions, savings and loans associations, and savings banks.

County	State	Number of Branches	Number of ATMs	Deposits (in thousands)	Market Share *	Market Rank *
Chenango	NY	11	16	647,502	80.86%	1
Fulton	NY	7	11	336,725	53.37%	1
Hamilton	NY	1	1	30,629	47.37%	2
Schoharie	NY	4	3	158,434	41.88%	1
Delaware	NY	5	5	322,217	38.75%	1
Montgomery	NY	6	5	212,855	29.00%	2
Otsego	NY	9	14	264,211	24.92%	2
Susquehanna	PA	6	7	153,958	24.62%	3
Essex	NY	3	6	106,853	21.70%	4
Pike	PA	3	3	89,454	15.22%	4
Saint Lawrence	NY	5	6	141,459	12.07%	4
Broome	NY	8	11	232,065	10.20%	3
Wayne	PA	3	5	100,133	8.64%	4
Oneida	NY	6	13	245,936	8.01%	5
Tioga	NY	1	1	33,285	7.90%	5
Lackawanna	PA	17	21	362,574	7.80%	7
Clinton	NY	3	2	91,330	7.48%	6
Herkimer	NY	2	1	33,516	5.69%	6
Franklin	NY	1	1	24,272	5.21%	5
Saratoga	NY	5	6	134,789	4.07%	11
Monroe	PA	6	8	82,408	4.01%	8
Warren	NY	2	2	38,831	2.88%	8
Schenectady	NY	1	1	54,288	2.28%	9
Luzerne	PA	4	5	67,820	1.19%	15
Rensselaer	NY	1	1	14,992	0.81%	13
Albany	NY	4	7	108,903	0.70%	12
		124	162	4,089,439	30.18%

Deposit market share data is based on the most recent data available (as of June 30, 2009).

Source: SNL Financial LLC

SUPERVISION AND REGULATION

As a bank holding company, the Company is subject to extensive regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (“FRB”) as its primary federal regulator. The Company also has qualified for and elected to be registered with the FRB as a financial holding company. The Bank, as a nationally chartered bank, is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator and, as to certain matters, by the FRB and the Federal Deposit Insurance Corporation (“FDIC”).

The Company is subject to capital adequacy guidelines of the FRB. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The FRB capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2009, the Company’s leverage ratio was 8.35%, its ratio of Tier 1 capital to risk-weighted assets was 11.34%, and its ratio of qualifying total capital to risk-weighted assets was 12.59%. The FRB may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The FRB has not advised the Company of any special capital requirement applicable to it.

Any holding company whose capital does not meet the minimum capital adequacy guidelines is considered to be undercapitalized and is required to submit an acceptable plan to the FRB for achieving capital adequacy. Such a company’s ability to pay dividends to its shareholders and expand its lines of business through the acquisition of new banking or nonbanking subsidiaries also could be restricted.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company. As of December 31, 2009, the Bank was in compliance with all minimum capital requirements. The Bank’s leverage ratio was 7.72%, its ratio of Tier 1 capital to risk-weighted assets was 10.50%, and its ratio of qualifying total capital to risk-weighted assets was 11.76%.

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2009, the Bank’s total brokered deposits were $144.3 million.

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

The deposits of the Bank are insured up to regulatory limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005 gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The FDIC has adopted regulations to implement its new authority.  Under these regulations, all insured depository institutions are placed into one of four risk categories.  For institutions such as the Bank, which do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition.  For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating.  On February 27, 2009, the FDIC issued new rules that took effect April 1, 2009 to change the way the FDIC differentiates risk and sets appropriate assessment rates.  In addition, the FDIC also issued an interim rule on February 27, 2009 that imposed an emergency special assessment of 20 basis points in addition to its risk-based assessment resulting in a $2.5 million charge to the Company in 2009.

On October 14, 2008, the FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”), that provides unlimited deposit insurance on funds invested in noninterest-bearing transaction deposit accounts in excess of the existing deposit insurance limit of $250,000.  Participating institutions are assessed a $0.10 surcharge per $100 of deposits above the existing deposit insurance limit. The TLGP also provides that the FDIC, for an additional fee, will guarantee qualifying senior unsecured debt issued prior to October 2009 by participating banks and certain qualifying holding companies.  The Bank and the Company have elected to opt in to both portions of the TLGP, but did not utilize the second part of the TLGP as no such debt was issued prior to October 2009.

The Federal Deposit Insurance Act provides for additional assessments to be imposed on insured depository institutions to pay for the cost of Financing Corporation (“FICO”) funding. The FICO assessments are adjusted quarterly to reflect changes in the assessment base of the Depositors Insurance Fund (“DIF”) and do not vary depending upon a depository institution’s capitalization or supervisory evaluation.

Like all FDIC insured financial institutions, the Company has been subjected to substantial increases in FDIC recurring premiums, as well as a special assessment levied by the FDIC in the second quarter of 2009.  The Company paid $1.8 million and $8.4 million of FDIC assessments in 2008 and 2009, respectively.  On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 31, 2009.  The Company paid approximately $22.2 million in 2009 for prepaid assessment fees for the fourth quarter of 2009, and for the years 2010, 2011, and 2012, of which approximately $1.4 million was expensed in the fourth quarter of 2009.

Transactions between the Bank and any of its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act and FRB regulations thereunder. An “affiliate” of a bank includes any company or entity that controls, is controlled by, or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of sections 23A and 23B, unless the subsidiary is also controlled through a non-bank chain of ownership by affiliates or controlling shareholders of the bank, the subsidiary is a financial subsidiary that operates under the expanded authority granted to national banks under the Gramm-Leach-Bliley Act (“GLB Act”), or the subsidiary engages in other activities that are not permissible for a bank to engage in directly (except insurance agency subsidiaries). Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by placing quantitative and qualitative limitations on covered transactions between a bank and with any one affiliate as well as all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

Under the GLB Act, a financial holding company may engage in certain financial activities that a bank holding company may not otherwise engage in under the Bank Holding Company Act (“BHC Act”). In addition to engaging in banking and activities closely related to banking as determined by the FRB by regulation or order prior to November 11, 1999, a financial holding company may engage in activities that are financial in nature or incidental to financial activities, or activities that are complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The GLB Act requires all financial institutions, including the Company and the Bank, to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. In addition, the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) includes many provisions concerning national credit reporting standards, and permits consumers, including customers of the Company, to opt out of information sharing among affiliated companies for marketing purposes. The FACT Act also requires banks and other financial institutions to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The FRB and the OCC have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been promulgated by the FRB and OCC, including recent rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags. The Company has developed policies and procedures for itself and its subsidiaries, including the Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of the GLB Act and the FACT Act.  The Bank is also subject to data security standards and data breach notice requirements, chiefly those issued by the OCC.

In 2007, the Federal Reserve and Securities and Exchange Commission (“SEC”) issued a final joint rulemaking (Regulation R) to clarify that traditional banking activities involving some elements of securities brokerage activities, such as most trust and fiduciary activities, may continue to be performed by banks rather than being “pushed-out” to affiliates supervised by the SEC.  These rules took effect for the Bank beginning January 1, 2009.

Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act will prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule.  This regulation is expected to have a negative impact on the Company’s service charge income, and therefore result in decreased earnings.

Under Title III of the USA PATRIOT Act all financial institutions, including the Company and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. As of December 31, 2009, the Company and the Bank believe they are in compliance with the USA PATRIOT Act and regulations thereunder.

The Sarbanes-Oxley Act (“SOX”) implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to federal securities laws. SOX applies generally to companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as the Company. It includes very specific additional disclosure requirements and has adopted corporate governance rules, and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules pursuant to its mandates. SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Home mortgage lenders, including banks, are required under the Home Mortgage Disclosure Act (“HMDA”) to make available to the public expanded information regarding the pricing of home mortgage loans, including the “rate spread” between the annual percentage rate (“APR”) and the average prime offer rate for mortgage loans of a comparable type. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institutions to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. The Company has no information that it or its affiliates is the subject of any HMDA investigation.

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

On October 14, 2008, the U.S. Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts.  Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), the U.S. Treasury was authorized to make $250 billion of capital available (from the $700 billion authorized by the EESA) to U.S. financial institutions in the form of preferred stock.  In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions will be required to adopt the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program, as well as the more stringent executive compensation limits enacted as part of the American Recovery and Reinvestment Act of 2009 (the “ARRA” or “Stimulus Bill”), which was signed into law on February 17, 2009.  The Company was approved but chose not to participate in the TARP Capital Purchase Program.

EMPLOYEES

At December 31, 2009, the Company had 1,437 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.  The Company considers its employee relations to be good.

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

ITEM 1A. RISK FACTORS

There are risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Any of the following risks could affect the Company’s financial condition and results of operations and could be material and/or adverse in nature.

Deterioration in local economic conditions may negatively impact our financial performance.

The Company’s success depends primarily on the general economic conditions of upstate New York, northeastern Pennsylvania, and Burlington, Vermont and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Oneonta, Amsterdam-Gloversville, Albany, Binghamton, Utica-Rome, Plattsburg, and Ogdensburg-Massena, the northeastern Pennsylvania areas of Scranton, Wilkes-Barre and East Stroudsburg, and the Burlington, Vermont area. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

As a lender with the majority of our loans secured by real estate or made to businesses in New York, Pennsylvania, and Vermont, a downturn in the local economy could cause significant increases in nonperforming loans, which could negatively impact our earnings. Declines in real estate values in our market areas could cause any of our loans to become inadequately collateralized, which would expose us to greater risk of loss. Additionally, a decline in real estate values could adversely impact our portfolio of residential and commercial real estate loans and could result in the decline of originations of such loans, as most of our loans, and the collateral securing our loans, are located in those areas.

As a lender with agricultural loans in the portfolio (approximately 3.4% of total loans), continued low milk prices could result in an increase in nonperforming loans, which could negatively impact our earnings.

Variations in interest rates may negatively affect our financial performance.

The Company’s earnings and financial condition are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Federal Reserve Board (“FRB”), affect interest income and interest expense.  High interest rates could also affect the amount of loans that the Company can originate, because higher rates could cause customers to apply for fewer mortgages, or cause depositors to shift funds from accounts that have a comparatively lower cost, to accounts with a higher cost or experience customer attrition due to competitor pricing. With short-term interest rates at historic lows and the current Federal Funds target rate at 25 bp, the Company’s interest-bearing deposit accounts, particularly core deposits, are repricing at historic lows as well.  In the future, we anticipate that the interest rate environment will increase and the Federal funds target rate will start to increase.  Depending on the nature and scale of those increases, the company’s challenge will be managing the magnitude and scope of the repricing.  If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

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

Our lending, and particularly our emphasis on commercial lending, exposes us to the risk of losses upon borrower default.

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across the States of New York, Pennsylvania and Vermont, and the entire United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

As of December 31, 2009, approximately 41% of the Company’s loan and lease portfolio consisted of commercial and industrial, agricultural, construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans and Leases” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, agricultural, construction and commercial real estate loans.

If our allowance for loan and lease losses is not sufficient to cover actual loan and lease losses, our earnings will decrease.

The Company maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that could be incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan and lease portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Company will need additional provisions to increase the allowance for loan and lease losses. These increases in the allowance for loan and lease losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Allowance for Loan and Lease Losses, Provision for Loan and Lease Losses, and Nonperforming Assets” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan and losses.

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

In recent periods, the U.S. government and various federal agencies and bank regulators have taken steps to stabilize and stimulate the financial services industry. Changes also have been made in tax policy for financial institutions.  The Emergency Economic Stabilization Act of 2008 (the “EESA”) was an initial legislative response to the financial crises affecting the banking system and financial markets and going concern threats to financial institutions.  EESA authorized the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Other government actions, such as the recently announced Homeowner Affordability and Stability Plan, are intended to prevent mortgage defaults and foreclosures, which may provide benefits to the economy as a whole, but may reduce the value of certain mortgage loans or related mortgage-related securities that investors such as the Company may hold.  There can be no assurance as to the actual impact that these or other government actions will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and other measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s business, financial condition, results of operations, access to credit or the trading price of its common stock.

The Company is subject to liquidity risk which could adversely affect net interest income and earnings

The purpose of the Company’s liquidity management is to meet the cash flow obligations of its customers for both deposits and loans.  The primary liquidity measurement the Company utilizes is called Basic Surplus which captures the adequacy of the Company’s access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.   However, competitive pressure on deposit pricing could result in a decrease in the Company’s deposit base or an increase in funding costs.  In addition, liquidity will come under additional pressure if loan growth exceeds deposit growth.  These scenarios could lead to a decrease in the Company’s basic surplus measure below the minimum policy level of 5%.  To manage this risk, the Company has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies.  Depending on the level of interest rates, the Company’s net interest income, and therefore earnings, could be adversely affected.  See the section captioned “Liquidity Risk” in Item 7.

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

Dramatic declines in the housing market over the past couple of years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions.  Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.

The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. In particular, we have seen increases in foreclosures in our markets, increases in expenses such as FDIC premiums and a low reinvestment rate environment.  While it appears that the worst of the financial crisis has past, we do not expect that the challenging conditions in the financial and housing markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions. In particular, we may be affected in one or more of the following ways:

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

The Company recognizes an impairment charge when the decline in the fair value of equity, debt securities and cost-method investments below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and whether the Company has the intent to sell and whether it is more likely than not it will be forced to sell. Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that we identify as potentially distressed. Our current evaluation of other-than-temporary impairments reflects our intent to hold securities for a reasonable period of time sufficient for a forecasted recovery of fair value. However, our intent to hold certain of these securities may change in future periods as a result of facts and circumstances impacting a specific security. If our intent to hold a security with an unrealized loss changes, and we do not expect the security to fully recover prior to the expected time of disposition, we will write down the security to its fair value in the period that our intent to hold the security changes.

The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. The Company estimates expected future cash flows of its various businesses and determines the carrying value of these businesses.  The Company exercises judgment in assigning and allocating certain assets and liabilities to these businesses. The Company then compares the carrying value, including goodwill and other intangibles, to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges and therefore have a material adverse impact on the Company’s financial condition and performance.

We may be adversely affected by the soundness of other financial institutions.

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program.  The carrying value and fair market value of our FHLB of New York common stock was $36.0 million as of December 31, 2009.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company’s headquarters are located at 52 South Broad Street, Norwich, New York 13815.  The Company operated the following number of community banking branches and ATMs as of December 31, 2009:

County	Branches	ATMs	County	Branches	ATMs
NBT Bank Division			Pennstar Bank Division
New York			Pennsylvania
Albany County	4	7	Lackawanna County	16	21
Broome County	8	11	Luzerne County	4	5
Chenango County	11	16	Monroe County	6	8
Clinton County	3	2	Pike County	3	3
Delaware County	5	5	Susquehanna County	6	7
Essex County	3	6	Wayne County	3	5
Franklin County	1	1
Fulton County	7	11
Hamilton County	1	1
Herkimer County	2	1
Montgomery County	6	5
Oneida County	6	13
Otsego County	9	14
Rensselaer	1	1
Saratoga County	5	6
Schenectady County	1	1
Schoharie County	4	3
St. Lawrence County	5	6
Tioga County	1	1
Warren County	1	2

Vermont
Chittenden County	1	1

The Company leases 47 of the above listed branches from third parties.  The Company owns all other banking premises. The Company believes that its offices are sufficient for its present operations.  All of the above ATMs are owned by the Company.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  [RESERVED]

PART  II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of NBT Bancorp Inc. (“Common Stock”) is quoted on the Nasdaq Global Select Market under the symbol “NBTB.” The following table sets forth the high and low sales prices and dividends declared for the Common Stock for the periods indicated:

	High	Low	Dividend
2009
1st quarter	$28.37	$15.42	$0.20
2nd quarter	25.22	20.49	0.20
3rd quarter	24.16	20.57	0.20
4th quarter	23.59	19.43	0.20
2008
1st quarter	$23.65	$17.95	$0.20
2nd quarter	25.00	20.33	0.20
3rd quarter	36.47	19.05	0.20
4th quarter	30.83	21.71	0.20

The closing price of the Common Stock on February 15, 2010 was $20.60.

As of February 15, 2010, there were 6,745 shareholders of record of Company common stock.

Equity Compensation Plan Information

As of December 31, 2009, the following table summarizes the Company’s equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options		B. Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A.)
Equity compensation plans approved by stockholders	1,853,200	(1)	$22.08	3,912,445
Equity compensation plans not approved by stockholders	None		None	None

(1)
Includes 30,700 shares issuable pursuant to restricted stock units granted pursuant to the Company’s equity compensation plan.  These awards are for the distribution of shares to the grant recipient upon the completion of time-based holding periods and do not have an associated exercise price.  Accordingly, these awards are not reflected in the weighted-average exercise price disclosed in Column B.

Performance Graph

The following graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the Index for NASDAQ Financial Stocks.  The stock performance graph assumes that $100 was invested on December 31, 2004.  The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year.  The yearly points marked on the horizontal axis correspond to December 31 of that year.  We calculate each of the referenced indices in the same manner.  All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
NBT Bancorp	$100.00	$86.78	$105.85	$98.04	$124.08	$93.80
NASDAQ Financial Stocks	$100.00	$102.35	$116.96	$108.51	$76.92	$79.55
NASDAQ Composite Index	$100.00	$102.12	$112.72	$124.72	$74.89	$108.80

Source: Bloomberg, L.P.

Dividends

We depend primarily upon dividends from our subsidiaries for a substantial part of our revenue.  Accordingly, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries.  Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions.  Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years.  At December 31, 2009, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $64.2 million to the Company without the prior approval of the OCC.

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

Issuer Purchases of Equity Securities

On October 26, 2009, the Company’s Board of Directors authorized a new repurchase program for the Company to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, effective January 1, 2010, as market conditions warrant in open market and privately negotiated transactions.  The plan expires on December 31, 2011.  On December 31, 2009, the repurchase program previously authorized on January 28, 2008 to repurchase up to 1,000,000 shares expired.  The Company made no purchases of its common stock securities during the year ended December 31, 2009.

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

	Year ended December 31,
(In thousands, except per share data)	2009	2008	2007	2006	2005
Interest, fee and dividend income	$273,393	$294,414	$306,117	$288,842	$236,367
Interest expense	76,924	108,368	141,090	125,009	78,256
Net interest income	196,469	186,046	165,027	163,833	158,111
Provision for loan and lease losses	33,392	27,181	30,094	9,395	9,464
Noninterest income excluding securities gains (losses)	79,987	70,171	57,586	49,504	43,785
Securities gains (losses), net	144	1,535	2,113	(875)	(1,236)
Noninterest expense	170,566	146,813	122,517	122,966	115,305
Income before income taxes	72,642	83,758	72,115	80,101	75,891
Net income	52,011	58,353	50,328	55,947	52,438

Per common share
Basic earnings	$1.54	$1.81	$1.52	$1.65	$1.62
Diluted earnings	1.53	1.80	1.51	1.64	1.60
Cash dividends paid	0.80	0.80	0.79	0.76	0.76
Book value at year-end	14.69	13.24	12.29	11.79	10.34
Tangible book value at year-end	10.75	9.01	8.78	8.42	8.75
Average diluted common shares outstanding	33,903	32,427	33,421	34,206	32,710

At December 31,
Securities available for sale, at fair value	$1,116,758	$1,119,665	$1,140,114	$1,106,322	$954,474
Securities held to maturity, at amortized cost	159,946	140,209	149,111	136,314	93,709
Loans and leases	3,645,398	3,651,911	3,455,851	3,412,654	3,022,657
Allowance for loan and lease losses	66,550	58,564	54,183	50,587	47,455
Assets	5,464,026	5,336,088	5,201,776	5,087,572	4,426,773
Deposits	4,093,046	3,923,258	3,872,093	3,796,238	3,160,196
Borrowings	786,097	914,123	868,776	838,558	883,182
Stockholders’ equity	505,123	431,845	397,300	403,817	333,943

Key ratios
Return on average assets	0.96%	1.11%	0.98%	1.14%	1.21%
Return on average equity	10.90	14.16	12.60	14.47	15.86
Average equity to average assets	8.79	7.83	7.81	7.85	7.64
Net interest margin	4.04	3.95	3.61	3.70	4.01
Dividend payout ratio	52.29	44.44	52.32	46.34	47.50
Tier 1 leverage	8.35	7.17	7.14	7.57	7.16
Tier 1 risk-based capital	11.34	9.75	9.79	10.42	9.80
Total risk-based capital	12.59	11.00	11.05	11.67	11.05

Selected Quarterly Financial Data
	2009				2008
(Dollars in thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest, fee and dividend income	$69,381	$68,372	$67,636	$68,004	$74,652	$72,854	$73,621	$73,287
Interest expense	21,269	20,321	18,954	16,380	30,587	26,849	26,578	24,354
Net interest income	48,112	48,051	48,682	51,624	44,065	46,005	47,043	48,933
Provision for loan and lease losses	6,451	9,199	9,101	8,641	6,478	5,803	7,179	7,721
Noninterest income excluding net securities (losses) gains	19,590	19,828	20,721	19,848	16,080	16,401	17,452	20,238
Net securities gains (losses)	-	17	129	(2)	15	18	1,510	(8)
Noninterest expense	42,305	41,939	41,032	45,290	34,034	35,423	37,058	40,298
Net income	13,072	11,560	13,578	13,801	13,716	14,657	15,083	14,897
Basic earnings per share	$0.40	$0.34	$0.40	$0.40	$0.43	$0.46	$0.47	$0.46
Diluted earnings per share	$0.40	$0.34	$0.40	$0.40	$0.43	$0.45	$0.46	$0.45
Annualized net interest margin	4.09%	3.95%	3.98%	4.15%	3.84%	3.94%	3.94%	4.06%
Annualized return on average assets	0.99%	0.85%	0.99%	1.00%	1.07%	1.12%	1.13%	1.11%
Annualized return on average equity	12.14%	9.63%	11.01%	10.92%	13.68%	14.49%	14.58%	13.88%

Average diluted common shares outstanding (in thousands)	32,645	34,314	34,342	34,348	32,252	32,242	32,453	32,758

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The  financial  review  which  follows  focuses  on  the  factors  affecting the consolidated  financial  condition and results of operations of NBT Bancorp Inc. (the  “Registrant”)  and  its  wholly  owned  subsidiaries, the Bank, NBT Financial and NBT Holdings during  2009  and,  in  summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent (FTE) basis.  Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2009 and 2008 and for each of the years in the three-year period ended December 31, 2009 should be read in conjunction with this review. Amounts in  prior  period  consolidated  financial  statements are reclassified whenever necessary  to  conform  to  the  2009  presentation.

CRITICAL ACCOUNTING POLICIES

The Company has identified policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan and lease losses and pension accounting.

Management  of  the  Company  considers  the  accounting  policy relating to the allowance for loan and lease losses to be a critical accounting policy given the uncertainty  in  evaluating  the level of the allowance required to cover credit losses inherent in the loan and lease portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan and lease losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance may need to be increased. For example, if historical loan and lease loss experience significantly worsened or if current economic conditions significantly deteriorated, additional provision for loan and lease losses would be required to increase the allowance. In addition, the assumptions and estimates used in the internal reviews of the Company’s nonperforming loans and potential problem loans have a significant impact on the overall analysis of the adequacy of the allowance for loan and lease losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral values were significantly lower, the Company’s allowance for loan and lease policy would also require additional provision for loan and lease losses.

Management is required to make various assumptions in valuing its pension assets and liabilities. These assumptions include the expected rate of return on plan assets, the discount rate, and the rate of increase in future compensation levels. Changes to these assumptions could impact earnings in future periods. The Company takes into account the plan asset mix, funding obligations, and expert opinions in determining the various rates used to estimate pension expense. The Company also considers the Citigroup Pension Liability Index, market interest rates and discounted cash flows in setting the appropriate discount rate. In addition, the Company reviews expected inflationary and merit increases to compensation in determining the rate of increase in future compensation levels.

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

OVERVIEW

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the fiscal year ended December 31, 2009:

•      Like all FDIC insured financial institutions, the Company has been subjected to substantial increases in FDIC recurring premiums, as well as a special assessment levied by the FDIC in the second quarter of 2009, which had a significant impact on fiscal year 2009 earnings. For the year ended December 31, 2009, FDIC expenses increased $6.6 million over the year ended December 31, 2008, including the aforementioned special assessment totaling $2.5 million. The FDIC premium increases and special assessment had a $0.14 effect on diluted earnings per share for the year ended December 31, 2009.

•      Pension expenses increased in 2009 in comparison to 2008 primarily due to the impact of market declines on pension assets. For the year ended December 31, 2009, pension expenses increased $2.8 million over the year ended December 31, 2008. The pension expense increases had a $0.06 effect on diluted earnings per share for the year ended December 31, 2009.

•      The Company's results for the year ended December 31, 2009, unlike the year ended December 31, 2008, include the results of Mang for the entire period. Mang was acquired by the Company on September 1, 2008.

•      In 2009, the Company has strategically expanded into the northwest Vermont region.

•      The Company’s results for the year ended December 31, 2009 include operating costs of new branches from de novo activity for three branches opened in 2007, four branches opened in 2008 and the branch in Burlington, Vermont, which opened in 2009. The operating costs for those locations are included in the Company’s noninterest expense for the year ended December 31, 2009 of approximately $3.2 million, as compared to $2.7 million for the year ended December 31, 2008.

•      The Company's common stock was added to the Standard & Poor's SmallCap 600 Index during the first quarter of 2009. Simultaneously with being added to the index, the Company launched a public offering of its common stock, which was completed during the second quarter of 2009.

As a result of the current economic recession, the Company is facing certain challenges in its industry. The condition of the residential real estate marketplace and the U.S. economy since 2007 has had a significant impact on the financial services industry as a whole, and therefore on the financial results of the Company.  Beginning with a pronounced downturn in the residential real estate market in early 2007 that was led by problems in the sub-prime mortgage markets, the deterioration of residential real estate values continued throughout 2008 and 2009.  With the U.S. economy in recession in 2008 and 2009, financial institutions were facing higher credit losses from distressed real estate values and borrower defaults, resulting in reduced capital levels.

During 2009, the Company has experienced higher delinquencies and charge-offs related to its loan portfolios; however, the Company remains well-capitalized.  The U.S. economic recession resulted in some visible stress in the agricultural portfolio primarily as a result of reduced milk prices.  Unemployment in the Company’s markets, while lower than the national average, has significantly increased resulting in increases in certain asset quality trends, including nonperforming loans.  In response to the effects of the recession felt by the Company, we have:

•	increased our loan collection efforts.

•	increased the sale of conforming residential real estate mortgages. Interest rate conditions have made it favorable for the Company to do so, which has lowered our portfolio growth of this category.

•	chosen to discontinue origination of new automobile leases in order to reduce the exposure to residual values of leased vehicles, which showed continual decline during 2008 and into 2009.

•	increased noninterest income opportunities with the acquisition of Mang in 2008 as well as organic growth of two of the Company’s nonbanking subsidiaries, Mang and EPIC during 2009.

•	continued to originate loans using strict underwriting criteria.

The Company had net income of $52.0 million or $1.53 per diluted share for 2009, down 10.9% from net income of $58.4 million or $1.80 per diluted share for 2008.  Net interest income increased $10.4 million or 5.6% in 2009 compared to 2008.  The increase in net interest income resulted primarily from decreases in rates paid on interest bearing deposits and liabilities in 2009 as compared with 2008.  In addition, average earning assets increased $134.6 million, or 2.8%, in 2009 over 2008.  The provision for loan and lease losses totaled $33.4 million for the year ended December 31, 2009, up $6.2 million, or 22.9%, from $27.2 million for the year ended December 31, 2008.  The increase in the provision for loan and lease losses for the year ended December 31, 2009 was due primarily to an increase in nonperforming loans and net charge-offs in 2009.  Noninterest income increased $8.4 million or 11.7% compared to 2008.  The increase in noninterest income was due primarily to an increase in insurance revenue, which increased approximately $9.0 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008.  This increase was due primarily to revenue generated by Mang, which was acquired on September 1, 2008.  Also included in noninterest income for 2009 were net securities gains totaling $0.1 million compared to net securities gains of $1.5 million in 2008. Excluding net security gains and losses, total noninterest income increased 14.0% in 2009 compared with 2008.  Noninterest expense increased $23.8 million, or 16.2%, in 2009 compared with 2008.  The increase in noninterest expense was due primarily to increases in salaries and employee benefits and FDIC expenses.  For the year ended December 31, 2009, FDIC expenses increased $6.6 million over the year ended December 31, 2008, including the special assessment of approximately $2.5 million.  The FDIC premium and special assessment had a $0.14 effect on diluted earnings per share for the year ended December 31, 2009.  For the year ended December 31, 2009, pension expenses increased $2.8 million over the year ended December 31, 2008.  The pension expense increases had a $0.06 effect on diluted earnings per share for the year ended December 31, 2009.

The Company had net income of $58.4 million or $1.80 per diluted share for 2008, up 15.9% from net income of $50.3 million or $1.51 per diluted share for 2007.  Net interest income increased $21.0 million or 12.7% in 2008 compared to 2007.  The increase in net interest income resulted primarily from decreases in rates paid on interest bearing deposits and liabilities in 2008 as compared with 2007.  In addition, average earning assets increased $132.7 million, or 2.8%, in 2008 over 2007.  The provision for loan and lease losses totaled $27.2 million for the year ended December 31, 2008, down $2.9 million, or 9.7%, from $30.1 million for the year ended December 31, 2007.  Noninterest income increased $12.0 million or 20.1% compared to 2007.  The increase in noninterest income was driven primarily by an increase in service charges on deposit accounts and ATM and debit card fees, which collectively increased $6.0 million due to various initiatives in 2008.  Also included in noninterest income for 2008 were net securities gains totaling $1.5 million compared to net securities gains of $2.1 million in 2007. Excluding net security gains and losses, total noninterest income increased 21.9% in 2008 compared with 2007.  Noninterest expense increased $24.3 million, or 19.8%, in 2008 compared with 2007.  The increase in noninterest expense was due to several factors including increases in salaries and employee benefits, occupancy, professional fees and outside services, impairment on lease residual assets, and other operating expenses.

2010 OUTLOOK

The Company’s 2009 earnings reflected the Company’s ability to manage through the global economic conditions and challenges in the financial services industry.  In 2010, the Company believes effects of the economic crisis will still exist.  In particular the Company expects that in 2010:

• revenue from Federal Home Loan Bank dividends could decrease significantly;

• payments representing interest and principal on currently outstanding loans and investments will most likely continue to be reinvested at rates that are lower than the rates on currently outstanding on those loans and investments;

• noninterest income will probably decrease as a result of new regulations regarding consumer overdraft fees;

• competitive pressure on non-maturing deposits could result in an increase in interest expense if interest rates begin to rise;

• the economy may continue to have an adverse affect on asset quality indicators, particularly indicators related to loans secured by real estate, and the provision for loan and lease losses, and therefore credit costs, which have trended higher in recent years, are not expected to decline until economic indicators improve.

The Company’s 2010 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in ITEM 1A. RISK FACTORS.

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

Table 1. Average Balances and Net Interest Income
	2009			2008			2007
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate%	Balance	Interest	Rate%	Balance	Interest	Rate%
Assets
Short-term interest bearing accounts	$88,012	$238	0.27	$9,190	$186	2.03	$8,395	$419	4.99
Securities available for sale (1)	1,095,609	48,951	4.47	1,113,810	56,841	5.10	1,134,837	57,290	5.05
Securities held to maturity (1)	151,078	7,385	4.89	149,775	8,430	5.63	144,518	8,901	6.16
Investment in FRB and FHLB Banks	37,878	1,966	5.19	39,735	2,437	6.13	34,022	2,457	7.22
Loans and leases (2)	3,641,852	221,128	6.07	3,567,299	233,016	6.53	3,425,318	243,317	7.10
Total earning assets	5,014,429	$279,668	5.58	4,879,809	$300,910	6.17	4,747,090	$312,384	6.58
Trading securities	1,929			2,254			2,674
Other non-interest earning assets	412,651			382,592			359,823
Total assets	$5,429,009			$5,264,655			$5,109,587

Liabilities and stockholders’ equity
Money market deposit accounts	$1,013,514	$12,165	1.20	$778,477	$14,373	1.85	$663,532	$22,402	3.38
NOW deposit accounts	600,943	3,159	0.53	485,014	4,133	0.85	449,122	3,785	0.84
Savings deposits	499,079	826	0.17	467,572	2,161	0.46	485,562	4,299	0.89
Time deposits	1,227,199	32,346	2.64	1,507,966	55,465	3.68	1,675,116	76,088	4.54
Total interest-bearing deposits	3,340,735	48,496	1.45	3,239,029	76,132	2.35	3,273,332	106,574	3.26
Short-term borrowings	140,066	552	0.39	223,830	4,847	2.17	280,162	12,943	4.62
Trust preferred debentures	75,422	4,247	5.63	75,422	4,747	6.29	75,422	5,087	6.74
Long-term debt	601,039	23,629	3.93	563,460	22,642	4.02	384,017	16,486	4.29
Total interest-bearing liabilities	4,157,262	$76,924	1.85	4,101,741	$108,368	2.64	4,012,933	$141,090	3.52
Demand deposits	718,580			682,656			639,423
Other non-interest-bearing liabilities	75,868			68,156			57,932
Stockholders’ equity	477,299			412,102			399,299
Total liabilities and stockholders’ equity	$5,429,009			$5,264,655			$5,109,587
Interest rate spread			3.73%			3.53%			3.06%
Net interest income-FTE		202,744			192,542			171,294
Net interest margin			4.04%			3.95%			3.61%
Taxable equivalent adjustment		6,275			6,496			6,267
Net interest income		$196,469			$186,046			$165,027

(1) Securities are shown at average amortized cost.
(2) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding. The interest collected thereon is included in interest income based upon the characteristics of the related loans.

2009 OPERATING RESULTS AS COMPARED TO 2008 OPERATING RESULTS

NET INTEREST INCOME

On a tax equivalent basis, the Company’s net interest income for 2009 was $202.7 million, up from $192.5 million for 2008.  The Company’s net interest margin increased to 4.04% for 2009 from 3.95% for 2008. The increase in the net interest margin resulted primarily from interest-bearing liabilities repricing down faster than earning assets.  Earning assets, particularly those tied to a fixed rate, reprice at a slower rate than interest-bearing liabilities, and have not fully realized the effect of the lower interest rate environment.  The yield on earning assets decreased 59 basis points (bp), from 6.17% for 2008 to 5.58% for 2009.  Meanwhile, the rate paid on interest bearing liabilities decreased 79 bp, from 2.64% for 2008 to 1.85% for 2009.  Average earning assets increased $134.6 million, or 2.8%, from 2008 to 2009.  This increase was driven primarily by a $78.8 million increase in short-term interest bearing accounts and a $74.6 million increase in average loans and leases, which was driven primarily by a 19.3% increase in average consumer indirect installment loans.  The following table presents changes in interest income, on a FTE basis, and interest expense attributable to changes in  volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest  income.  The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

Table 2. Analysis of Changes in Taxable Equivalent Net Interest Income
	Increase (Decrease)			Increase (Decrease)
	2009 over 2008			2008 over 2007
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$340	$(288)	$52	$36	$(269)	$(233)
Securities available for sale	(915)	(6,975)	(7,890)	(1,069)	620	(449)
Securities held to maturity	73	(1,118)	(1,045)	316	(787)	(471)
Investment in FRB and FHLB Banks	(110)	(361)	(471)	380	(400)	(20)
Loans and leases	4,791	(16,679)	(11,888)	9,810	(20,111)	(10,301)
Total interest income	4,179	(25,421)	(21,242)	9,473	(20,947)	(11,474)
Money market deposit accounts	3,636	(5,844)	(2,208)	3,394	(11,423)	(8,029)
NOW deposit accounts	842	(1,816)	(974)	305	43	348
Savings deposits	137	(1,472)	(1,335)	(154)	(1,984)	(2,138)
Time deposits	(9,166)	(13,953)	(23,119)	(7,095)	(13,528)	(20,623)
Short-term borrowings	(1,348)	(2,947)	(4,295)	(2,223)	(5,873)	(8,096)
Trust preferred debentures	-	(500)	(500)	-	(340)	(340)
Long-term debt	1,485	(498)	987	7,270	(1,114)	6,156
Total interest expense	(4,414)	(27,030)	(31,444)	1,497	(34,219)	(32,722)
Change in FTE net interest income	$8,593	$1,609	$10,202	$7,976	$13,272	$21,248

LOANS AND LEASES AND CORRESPONDING INTEREST AND FEES ON LOANS

The average balance of loans and leases increased $74.6 million, or 2.1%, totaling $3.6 billion in 2009. The yield on average loans and leases decreased from 6.53% in 2008 to 6.07% in 2009, as loan rates, particularly for loans indexed to the Prime Rate and other short-term variable rate indices, declined due to the declining rate environment in 2009.  Interest income from loans and leases on a FTE basis decreased 5.1%, from $233.0 million in 2008 to $221.1 million in 2009.  The decrease in interest income from loans and leases was due to the decrease in yield on loans and leases in 2009 compared to 2008 noted above.

Total loans and leases decreased nominally at December 31, 2009.  The Company experienced increases in consumer and commercial real estate loans, which were offset by decreases in residential real estate loans, home equity loans, and leases.  Consumer loans increased $61.9 million or 7.8%, from $795.1 million at December 31, 2008 to $857.0 million at December 31, 2009.  The increase in consumer loans was driven primarily by an increase in indirect installment loans of $70.0 million, from $677.9 million in 2008 to $747.9 million in 2009.  Commercial real estate loans increased $48.5 million, or 7.2%, from $669.7 million at December 31, 2008 to $718.2 million at December 31, 2009, in large part due to increases in new business.  Residential real estate loans decreased $99.8 million, or 13.8%, from $722.7 million at December 31, 2008 to $622.9 million at December 31, 2009.  This decrease was due primarily to the sales of fixed rate mortgages during 2009.  Home equity loans decreased $24.0 million or 3.8% from $627.6 million at December 31, 2008 to $603.6 million at December 31, 2009 due to current market conditions decreasing consumer demand.  Leases decreased $20.6 million, or 24.7%, from $83.3 million at December 31, 2008 to $62.7 million at December 31, 2009 as the Company discontinued lease originations beginning in the second quarter of 2009.
The  following  table  reflects  the  loan  and  lease  portfolio  by major categories  as  of  December  31  for  the  years  indicated:

Table 3. Composition of Loan and Lease Portfolio
	December 31,
(In thousands)	2009	2008	2007	2006	2005
Residential real estate mortgages	$622,898	$722,723	$719,182	$739,607	$701,734
Commercial	581,870	572,059	593,077	581,736	569,021
Commercial real estate	718,235	669,720	621,820	658,647	558,684
Real estate construction and development	76,721	67,859	81,350	94,494	69,135
Agricultural and agricultural real estate	122,466	113,566	116,190	118,278	114,043
Consumer	856,956	795,123	655,375	586,922	463,955
Home equity	603,585	627,603	582,731	546,719	463,848
Lease financing	62,667	83,258	86,126	86,251	82,237
Total loans and leases	$3,645,398	$3,651,911	$3,455,851	$3,412,654	$3,022,657

Residential real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residences. Loans in the commercial and agricultural categories, including commercial and agricultural real estate mortgages, consist primarily of short-term and/or floating rate loans made to small and medium-sized entities.  Consumer loans consist primarily of indirect installment credit to individuals secured by automobiles and other personal property including marine, recreational vehicles and manufactured housing.  Indirect installment loans represent $747.9 million of total consumer loans, or 87.3%. Installment credit for automobiles accounts for 66% of total consumer loans.  Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures.  Real estate construction and development loans include commercial construction and development and residential construction loans. Commercial construction loans are for small and medium sized office buildings and other commercial properties and residential construction loans are primarily for projects located in upstate New York and northeastern Pennsylvania.

Commercial real estate loans increased by approximately $48.5 million, or 7.2%, from December 31, 2008 to December 31, 2009.  Risks associated with the commercial real estate portfolio include the ability of borrowers to pay interest and principal during the loan’s term, as well as the ability of the borrowers to refinance an the end of the loan term.  While the Company continues to adhere to prudent underwriting standards, the recent severe economic recession has translated into fewer retail customers, decreased retail spending and decreased demand for office space which has impacted the borrowers’ ability to maintain cash flow.

Lease financing receivables primarily represent automobile financing to customers through direct financing leases and are carried at the aggregate of the lease payments receivable and the estimated residual values, net of unearned income and net deferred lease origination fees and costs. Net deferred lease origination fees and costs are amortized under the effective interest method over the estimated lives of the leases.  During the second quarter of 2009, the Company chose to discontinue lease origination. Therefore, this balance will gradually decrease as leases terminate.

One of the most significant risks associated with leasing operations is the recovery of the residual value of the leased vehicles at the termination of the lease.  At termination, the lessor has the option to purchase the vehicle or may turn the vehicle over to the Company. The residual values included in lease financing receivables totaled $44.9 million and $58.6 million at December 31, 2009 and 2008, respectively.  The estimated residual value related to the total lease portfolio is reviewed quarterly.  If it is determined that there has been a decline in the estimated fair value of the residual that is judged by management to be other-than-temporary, a loss is recognized.  Adjustments related to such other-than-temporary declines in estimated fair value are recorded within noninterest expenses in the consolidated statements of income.

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, summarizes the maturities of the commercial and agricultural and real estate construction and development loan portfolios and the sensitivity of those loans to interest rate fluctuations at December 31, 2009.  Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Table 4. Maturities and Sensitivities of Certain Loans to Changes in Interest Rates
	Remaining maturity at December 31, 2009
		After One Year But
(In thousands)	Within One Year	Within Five Years	After Five Years	Total
Floating/adjustable rate

Commercial, commercial real estate, agricultural, and agricultural real estate	$310,207	$182,839	$324,916	$817,962
Real estate construction and development	37,438	13,391	2,425	53,254
Total floating rate loans	347,645	196,230	327,341	871,216

Fixed rate

Commercial, commercial real estate, agricultural, and agricultural real estate	65,894	261,148	277,567	604,609
Real estate construction and development	7,361	2,067	14,039	23,467
Total fixed rate loans	73,255	263,215	291,606	628,076
Total	$420,900	$459,445	$618,947	$1,499,292

SECURITIES AND CORRESPONDING INTEREST AND DIVIDEND INCOME

The average balance of the amortized cost for securities available for sale decreased $18.2 million, or 1.6%, from December 31, 2008 to December 31, 2009. The yield on average securities available for sale was 4.47% for 2009 compared to 5.10% in 2008.

The average balance of securities held to maturity increased from $149.8 million in 2008 to $151.1 million in 2009. At December 31, 2009, securities held to maturity were comprised primarily of tax-exempt municipal securities. The yield on securities held to maturity decreased from 5.63% in 2008 to 4.89% in 2009 due to reinvestments during 2009 in lower yielding securities resulting from interest rate cuts by the FRB during 2008.

The average balance of FRB and Federal Home Loan Bank (FHLB) stock decreased to $37.9 million in 2009 from $39.7 million in 2008.  The yield from investments in FRB and FHLB Banks decreased from 6.13% in 2008 to 5.19% in 2009 due to decreases in dividend rates from FHLB during 2009.

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

Table 5. Securities Portfolio
	As of December 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale
U.S. Treasury	$20,102	$20,086	$59	$67	$10,042	$10,077
Federal Agency and mortgage-backed	579,267	594,018	565,970	579,796	704,308	705,354
State & Municipal, collateralized mortgage obligations and other securities	489,377	502,654	532,918	539,802	418,654	424,683
Total securities available for sale	$1,088,746	$1,116,758	$1,098,947	$1,119,665	$1,133,004	$1,140,114

Securities held to maturity
Federal Agency and mortgage-backed	$2,041	$2,213	$2,372	$2,467	$2,810	$2,909
State & Municipal	157,905	159,638	137,837	138,841	146,301	146,610
Total securities held to maturity	$159,946	$161,851	$140,209	$141,308	$149,111	$149,519

In the available for sale category at December 31, 2009, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; Mortgaged-backed securities were comprised of GSEs with an amortized cost of $238.8 million and a fair value of $248.7 million and US Government Agency securities with an amortized cost of $30.5 million and a fair value of $32.1 million; Collateralized mortgage obligations were comprised of GSEs with an amortized cost of $186.1 million and a fair value of $190.4 million and US Government Agency securities with an amortized cost of $135.8 million and a fair value of $140.3 million. At December 31, 2009, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

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

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2009:

(In thousands)	Amortized cost	Estimated fair value	Weighted Average Yield
Debt securities classified as available for sale
Within one year	$17,093	$17,483	4.60%
From one to five years	336,822	339,337	2.50%
From five to ten years	306,346	317,577	4.71%
After ten years	416,190	428,705	4.18%
	$1,076,451	$1,103,102
Debt securities classified as held to maturity
Within one year	$98,688	$98,723	2.15%
From one to five years	38,212	39,339	3.76%
From five to ten years	17,761	18,330	4.13%
After ten years	5,285	5,459	5.16%
	$159,946	$161,851

FUNDING SOURCES AND CORRESPONDING INTEREST EXPENSE

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  The average balance of interest-bearing liabilities increased $55.5 million, totaling $4.2 billion in 2009 from $4.1 billion in 2008.  The rate paid on interest-bearing liabilities decreased from 2.64% in 2008 to 1.85% in 2009.  This decrease caused a decrease in interest expense of $31.5 million, or 29.0%, from $108.4 million in 2008 to $76.9 million in 2009.

DEPOSITS

Average interest bearing deposits increased $101.7 million, or 3.1%, during 2009 compared to 2008.  The increase resulted primarily from increases in money market deposit accounts and NOW accounts, partially offset by a decrease in time deposits.  Average money market deposits increased $235.0 million or 30.2% during 2009 when compared to 2008.  The increase in average money market deposits resulted primarily from an increase in personal money market deposits and municipal money market deposits as customers chose the term flexibility of money market deposit accounts in the low rate environment as opposed to longer term options such as CD’s.  Average NOW accounts increased $115.9 million or 23.9% during 2009 as compared to 2008.  This increase was due primarily to increases in municipal NOW accounts as the Company acquired new accounts in 2009, and existing municipal customers choosing the higher yielding NOW accounts over CD’s.  The average balance of savings accounts decreased $31.5 million or 6.7% during 2009 when compared to 2008.  Average time deposits decreased $280.8 million or 18.6% during 2009 as compared to 2008.  The decrease in average time deposits resulted primarily from decreases in municipal and negotiated rate time deposits due to lower interest rates.      The average balance of demand deposits increased $35.9 million, or 5.3%, from $682.6 million in 2008 to $718.5 million in 2009.  This growth in demand deposits was driven principally by increases in accounts from retail customers.

The rate paid on average interest-bearing deposits decreased from 2.35% during 2008 to 1.45% in 2009. The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money market accounts and time deposits, which are sensitive to interest rate changes. The pricing decreases for these products resulted from decreases in short-term rates driven by the cuts made to the Federal Funds Target rate by the FRB during 2008 as well as an overall decrease in all interest rates.  The rates paid for money market deposit accounts decreased from 1.85% during 2008 to 1.20% during 2009.  The rate paid for savings deposits decreased from 0.46% in 2008 to 0.17% in 2009 and the rate paid on time deposits decreased from 3.68% during 2008 to 2.64% during 2009.

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31, 2009 and December 31, 2008:

Table 6. Maturity Distribution of Time Deposits of $100,000 or More
	December 31,
(In thousands)	2009	2008
Within three months	$104,397	$240,788
After three but within twelve months	101,416	134,097
After one but within three years	46,375	35,735
Over three years	46,606	18,130
Total	$298,794	$428,750

BORROWINGS

Average short-term borrowings decreased $83.8 million to $140.1 million in 2009.  The average rate paid on short-term borrowings decreased from 2.17% in 2008 to 0.39% in 2009, which was primarily driven by the FRB decreasing the Fed Funds target rate (which directly impacts short-term borrowing rates).  Average long-term debt increased from $563.5 million in 2008 to $601.0 million in 2009, which was primarily due to the Company’s strategy of mitigating interest rate risk exposure by securing long term borrowings in the relatively low rate environment.

The average balance of trust preferred debentures remained at $75.4 million in 2009 compared to 2008.  The average rate paid for trust preferred debentures in 2009 was 5.63%, down from 6.29% in 2008. The decrease in rate on the trust preferred debentures is due primarily to the previously mentioned decrease in short-term rates during 2009.

Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit and access to brokered deposits available for short-term financing of approximately $848 million and $771 million at December 31, 2009 and 2008, respectively. Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control. Long-term debt, which is comprised primarily of FHLB advances, are collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.

NONINTEREST INCOME

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years ended December 31,
(In thousands)	2009	2008	2007
Service charges on deposit accounts	$27,165	$28,143	$22,742
Insurance revenue	17,725	8,726	4,255
Trust	6,719	7,278	6,514
Bank owned life insurance income	3,135	4,923	3,114
ATM and debit card fees	9,339	8,832	8,185
Retirement plan administration fees	9,086	6,308	6,336
Other	6,818	5,961	6,440
Total before net securities gains	79,987	70,171	57,586
Net securities gains	144	1,535	2,113
Total	$80,131	$71,706	$59,699

Noninterest income for the year ended December 31, 2009 was $80.1 million, up $8.4 million or 11.7% from $71.7 million for the same period in 2008.  The increase in noninterest income was due primarily to an increase in insurance revenue, which increased approximately $9.0 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008.  This increase was due primarily to revenue generated by Mang Insurance Agency, LLC, which was acquired on September 1, 2008.  In addition, retirement plan administration fees increased approximately $2.8 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008 as a result of organic growth from new business.  These increases were partially offset by a decrease in bank owned life insurance income of approximately $1.8 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008.  This decrease was primarily due to the death benefit realized during 2008 from two life insurance policies.  In addition, net securities gains decreased by approximately $1.4 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008.

NONINTEREST  EXPENSE

Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the years indicated:

	Years ended December 31,
(In thousands)	2009	2008	2007
Salaries and employee benefits	$85,565	$71,159	$59,516
Occupancy	14,864	13,781	11,630
Equipment	8,139	7,539	7,422
Data processing and communications	13,238	12,694	11,400
Professional fees and outside services	10,508	10,476	9,135
Office supplies and postage	5,857	5,346	5,120
Amortization of intangible assets	3,246	2,105	1,645
Loan collection and other real estate owned	2,766	2,494	1,633
Impairment on lease residual assets	-	2,000	-
FDIC expenses	8,408	1,813	452
Other	17,975	17,406	14,564
Total noninterest expense	$170,566	$146,813	$122,517

Noninterest expense for the year ended December 31, 2009 was $170.6 million, up from $146.8 million for the same period in 2008.  Salaries and employee benefits increased $14.4 million, or 20.2%, for the year ended December 31, 2009 compared with the same period in 2008.  This increase was due primarily to increases in full-time-equivalent employees during 2009, largely due to the aforementioned acquisition and de novo branch activity.  In addition, the Company experienced increases of approximately $2.8 million and $1.3 million in pension and medical expenses, respectively, for the year ended December 31, 2009 as compared with the same period in 2008.  FDIC expenses increased approximately $6.6 million for the year ended December 31, 2009, compared with the year ended December 31, 2008.  This increase was due to the special assessment imposed by the FDIC totaling approximately $2.5 million during the second quarter of 2009, in addition to increased recurring FDIC insurance premiums.  Amortization of intangible assets was $3.2 million for the year ended December 31, 2009, up $1.1 million from $2.1 million for same period in 2008 due to the aforementioned acquisition.  Occupancy expenses were up approximately $1.1 million for the year ended December 31, 2009 as compared with the year ended December 31, 2008.  This increase was due primarily to the aforementioned acquisition and de novo branch activity during the period.

INCOME TAXES

Income tax expense for the year ended December 31, 2009 was $20.6 million, down from $25.4 million for the same period in 2008.  The decrease in income tax expense is primarily the result of the decrease in pre-tax income.

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

Table 7. Nonperforming Assets
	As of December 31,
(Dollars in thousands)	2009	%	2008	%	2007	%	2006	%	2005	%
Nonaccrual loans
Commercial and agricultural loans and real estate	$25,521	66%	$15,891	66%	$20,491	69%	$9,346	69%	$9,373	70%
Real estate mortgages	6,140	16%	3,803	16%	1,372	5%	2,338	17%	2,009	15%
Consumer	6,249	16%	3,468	14%	2,934	10%	1,981	14%	2,037	15%
Troubled debt restructured loans	836	2%	1,029	4%	4,900	16%	-	0%	-	0%
Total nonaccrual loans	38,746	100%	24,191	100%	29,697	100%	13,665	100%	13,419	100%

Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	59	2%	12	1%	51	6%	138	8%	-	0%
Real estate mortgages	602	24%	770	33%	295	33%	682	42%	465	53%
Consumer	1,865	74%	1,523	66%	536	61%	822	50%	413	47%
Total loans 90 days or more past due and still accruing	2,526	100%	2,305	100%	882	100%	1,642	100%	878	100%

Total nonperforming loans	41,272		26,496		30,579		15,307		14,297
Other real estate owned	2,358		665		560		389		265
Total nonperforming loans and other real estate owned	43,630		27,161		31,139		15,696		14,562

Total nonperforming loans to loans and leases	1.13%		0.73%		0.88%		0.45%		0.47%
Total nonperforming loans and other real estate owned to total assets	0.80%		0.51%		0.60%		0.31%		0.33%
Total allowance for loan and lease losses to nonperforming loans	161.25%		221.03%		177.19%		330.48%		331.92%

Loans over 60 days past due but not over 90 days past due were .15%, .15%, .12%, .12% and .07% of total loans as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

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

Total nonperforming assets were $43.6 million at December 31, 2009, compared to $27.2 million at December 31, 2008.  Nonperforming loans at December 31, 2009 were $41.3 million or 1.13% of total loans and leases compared with $39.2 million or 1.08% at September 30, 2009 and $26.5 million or 0.73% at December 31, 2008.  The increase in nonperforming loans at December 31, 2009 as compared with December 31, 2008 was primarily the result of specific commercial and agricultural credits.  As a result of a decline in milk prices, the agricultural industry has suffered in 2009.  This has caused an increase in nonperforming agricultural loans.  As a result of this, the Company has determined that additional reserves are warranted on these loan types.  The increase in nonperforming commercial credits is a result of certain relationships whose risks do not appear to be representative of the entire commercial loan portfolio.  The Company recorded a provision for loan and lease losses of $33.4 million for the year ended December 31, 2009 compared with $27.2 million for the year ended December 31, 2008.  The increase in the provision for loan and lease losses for the year ended December 31, 2009 was due primarily to an increase in net charge-offs which totaled $25.4 million for the year ended December 31, 2009, up from $22.8 million for the year ended December 31, 2008.  Net charge-offs to average loans and leases for the year ended December 31, 2009 were 0.70%, compared with 0.64% for the year ended December 31, 2008.  The allowance for loan and lease losses was 161.25% of non-performing loans at December 31, 2008 as compared to 221.03% at December 31, 2008.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, and agricultural real estate loans increased to $19.8 million at December 31, 2009 as compared to $11.3 million at December 31, 2008. At December 31, 2009, $6.3 million of the total impaired loans had a specific reserve allocation of $2.6 million compared to $1.7 million of impaired loans at December 31, 2008 which had a specific reserve allocation of $0.6 million.

Total net charge-offs for 2009 were $25.4 million as compared with $22.8 million for 2008.  The ratio of net charge-offs to average loans and leases was 0.70% for 2009 compared to 0.64% for 2008.  Gross charge-offs increased $2.8 million, totaling $29.8 million for 2009 compared to $27.0 million for 2008.  Recoveries increased slightly from $4.2 million for the year ended December 31, 2008 to $4.4 million for the year ended December 31, 2009.  The allowance for loan and lease losses as a percentage of total loans and leases was 1.83% at December 31, 2009 and 1.60% at December 31, 2008.

Table 8. Allowance for Loan and Lease Losses
(Dollars in thousands)	2009	2008	2007	2006	2005
Balance at January 1	$58,564	$54,183	$50,587	$47,455	$44,932
Loans and leases charged-off
Commercial and agricultural	11,500	14,464	20,349	6,132	3,403
Residential real estate mortgages	705	543	1,032	542	741
Consumer*	17,609	11,985	9,862	6,698	6,875
Total loans and leases charged-off	29,814	26,992	31,243	13,372	11,019
Recoveries
Commercial and agricultural	1,508	1,411	1,816	1,939	1,695
Residential real estate mortgages	133	68	125	239	438
Consumer*	2,767	2,713	2,804	2,521	1,945
Total recoveries	4,408	4,192	4,745	4,699	4,078
Net loans and leases charged-off	25,406	22,800	26,498	8,673	6,941
Allowance related to purchase acquisitions	-	-	-	2,410	-
Provision for loan and lease losses	33,392	27,181	30,094	9,395	9,464
Balance at December 31	$66,550	$58,564	$54,183	$50,587	$47,455
Allowance for loan and lease losses to loans and leases outstanding at end of year	1.83%	1.60%	1.57%	1.48%	1.57%
Net charge-offs to average loans and leases outstanding	0.70%	0.64%	0.77%	0.26%	0.23%

* Consumer charge-off and recoveries include consumer, home equity, and lease financing.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $79.1 million in potential problem loans at December 31, 2009 as compared to $95.4 million at December 31, 2008. Potential problem loans are loans that are currently performing, but where known information about possible credit problems of the related borrowers causes management to have concerns as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future. At the Company, potential problem loans are typically loans that are performing but are classified by the Company’s loan rating system as “substandard.” At December 31, 2009 and 2008, potential problem loans primarily consisted of commercial and agricultural loans and totaled $72.4 million and $90.7 million, respectively.  At December 31, 2009, there were 17 potential problem loans that equaled or exceeded $1.0 million, totaling $32.2 million in aggregate compared to 21 potential problem loans exceeding $1.0 million, totaling $41.2 million at December 31, 2008. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

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

Table 9. Allocation of the Allowance for Loan and Lease Losses
	December 31,
	2009		2008		2007		2006		2005
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of of Loans
Commercial and agricultural	$36,599	41%	$33,231	39%	$32,811	41%	$28,149	43%	$30,257	43%
Real estate mortgages	3,002	17%	3,143	20%	3,277	21%	3,377	22%	3,148	23%
Consumer	26,664	42%	21,908	41%	17,362	38%	17,327	35%	12,402	34%
Unallocated	285	0%	282	0%	733	0%	1,734	0%	1,648	0%
Total	$66,550	100%	$58,564	100%	$54,183	100%	$50,587	100%	$47,455	100%

The Company’s accounting policy relating to the allowance for loan and lease losses requires a review of each significant loan type within the loan portfolio, considering asset quality trends for each type, including, but not limited too, delinquencies, nonaccruals, historical charge-off experience, and specific economic factors (i.e. milk prices are considered when reviewing agricultural loans).  Based on this review, management believes the reserve allocations are adequate to address any trends in asset quality indicators.  As a result of the increase in 2009 in nonperforming loans and charge-offs increased compared to 2008, the allowance to loan and lease loss as a percentage of total loans increased from 1.60% as of December 31, 2008 to 1.83% as of December 31, 2009.

For 2009, the reserve allocation for commercial and agricultural loans increased to $36.6 million from $33.2 million in 2008.  The reserve allocation for real estate mortgages decreased slightly from $3.1 million in 2008 to $3.0 million in 2009.  The reserve allocation for consumer loans increased from $21.9 million in 2008 to $26.7 million in 2009.  This 21.7% increase was due in large part to increased reserves warranted by the worsened economic conditions in 2009 that affected most U.S. consumers.

At December 31, 2009, approximately 58.1% of the Company’s loans are secured by real estate located in central and northern New York, northeastern Pennsylvania and the Burlington, Vermont area.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

The primary liquidity measurement the Company utilizes is called Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At December 31, 2009, the Company’s Basic Surplus measurement was 6.8% of total assets or $367 million, which was above the Company’s minimum of 5% (calculated at $273 million of period end total assets at December 31, 2009) set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating, securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet.  Investment decisions and deposit pricing strategies are impacted by the liquidity position.  At December 31, 2009, the Company considered its Basic Surplus position to be adequate.  However, certain events may adversely impact the Company’s liquidity position in 2010.  Improvement in the economy may increase demand for equity related products or increase competitive pressure on deposit pricing, which in turn, could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2010.  These scenarios could lead to a decrease in the Company’s basic surplus measure below the minimum policy level of 5%.  To manage this risk, the Company has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures was $848 million at December 31, 2009.  In addition, the Bank has enhanced its Borrower-in-Custody (“BIC”) program with the Federal Reserve Bank with the addition of the ability to pledge automobile loans.  At December 31, 2009, the Bank had the capacity to borrow $395 million from the BIC program.

At December 31, 2009 and December 31, 2008, FHLB advances outstanding totaled $530 million and $601 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $167 million at December 31, 2009 and $230 million at December 31, 2008.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $162 million at December 31, 2009 or used to collateralize other borrowings, such as repurchase agreements.  In addition, the Bank has enhanced its Borrower-in-Custody (“BIC”) program with the Federal Reserve Bank with the addition of the ability to pledge automobile loans.  At December 31, 2009, the Bank had the capacity to borrow $395 million from the BIC program.

At December 31, 2009, a portion of the Company’s loans and securities were pledged as collateral on borrowings.  Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $54.7 million in 2009 and $87.3 million in 2008. The critical elements of net operating cash flows include net income, after adding back provision for loan and lease losses, depreciation and amortization, and changes in other assets and liabilities.

Net cash used in investing activities totaled $28.4 million in 2009 and $216.6 million in 2008. Critical elements of investing activities are loan and investment securities transactions. The decrease in cash used in investing activities in 2009 compared with 2008 was primarily due to less loan growth in 2009 compared with 2008.  The net increase in loans was $18.8 million in 2009 as compared to $220.7 million in 2008.

Net cash flows provided by financing activities totaled $50.5 million in 2009 and $76.7 million in 2008. The critical elements of financing activities are proceeds from deposits, borrowings, and stock issuances.  In addition, financing activities are impacted by dividends and treasury stock transactions.  In 2009, the Company had a net decrease in short term borrowings of approximately $50.5 million as compared with a net decrease of $162.0 million in 2008.  In addition, the Company experienced a net increase in deposits totaling approximately $169.8 million in 2009 as compared with a net increase of $51.2 million in 2008.  Proceeds from long-term debt, which totaled $340.0 million in 2008, were zero in 2009.  In addition, approximately $33.5 million was provided through the issuance of common stock in 2009 from a capital raise.

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements and operating leases at December 31, 2009 are as follows:

Contractual Obligations
(In thousands)
	Payments Due by Period
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt obligations	$79,000	$52,083	$25,000	$150,000	$-	$248,615	$554,698
Trust preferred debentures	-	-	-	-	-	75,422	75,422
Operating lease obligations	4,680	4,279	3,837	3,142	2,734	21,700	40,372
Retirement plan obligations	4,775	4,856	4,951	5,077	5,172	42,415	67,246
Data processing commitments	2,972	1,713	1,713	1,713	1,713	1,713	11,537
Total contractual obligations	$91,427	$62,931	$35,501	$159,932	$9,619	$376,578	$749,275

OFF-BALANCE SHEET RISK

COMMITMENTS TO EXTEND CREDIT

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures.  At December 31, 2009 and 2008, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $556.6 million and $537.6 million, respectively.  In the opinion of management, there are no material commitments to extend credit, including unused lines of credit, that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

STAND-BY LETTERS OF CREDIT

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its stand-by letters of credit. The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2009 and 2008, outstanding stand-by letters of credit were approximately $34.6 million and $27.6 million, respectively. The fair value of the Company’s stand-by letters of credit at December 31, 2009 and 2008 was not significant. The following table sets forth the commitment expiration period for stand-by letters of credit at December 31, 2009:

Commitment Expiration of Stand-by Letters of Credit
Within one year	$20,490
After one but within three years	8,743
After three but within five years	3,133
After five years	2,196
Total	$34,562

LOANS SERVICED FOR OTHERS AND LOANS SOLD WITH RECOURSE

The total amount of loans serviced by the Company for unrelated third parties was approximately $262.7 million and $141.4 million at December 31, 2009 and 2008, respectively.  This increase was due to the increase in mortgages sold in 2009 in which servicing was retained.  At December 31, 2009, the Company had approximately $1.1 million of mortgage servicing rights, as compared to $0.6 million at December 31, 2008.  At December 31, 2009 and 2008, the Company serviced $11.9 million and $11.2 million, respectively, of loans sold with recourse. Due to collateral on these loans, no reserve is considered necessary at December 31, 2009 and 2008.

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

The Company’s principal source of funds to pay interest on trust preferred debentures and pay cash dividends to its shareholders are dividends from its subsidiaries.  Various laws and regulations restrict the ability of banks to pay dividends to their shareholders.  Generally, the payment of dividends by the Company in the future as well as the payment of interest on the capital securities will require the generation of sufficient future earnings by its subsidiaries.

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2009, approximately $64.2 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

In the second quarter of 2009, the Company raised approximately $34 million in capital through an additional public offering of our common stock.

STOCK REPURCHASE PLAN

On October 26, 2009, the Company’s Board of Directors authorized a new repurchase program for the Company to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, effective January 1, 2010, as market conditions warrant in open market and privately negotiated transactions.  The plan expires on December 31, 2011.  On December 31, 2009, the repurchase program previously authorized on January 28, 2008 to repurchase up to 1,000,000 shares expired.  The Company made no purchases of its common stock securities during the year ended December 31, 2009.

2008 OPERATING RESULTS AS COMPARED TO 2007 OPERATING RESULTS

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

NONINTEREST INCOME

Noninterest income for the year ended December 31, 2008 was $71.7 million, up $12.0 million or 20.1% from $59.7 million for the same period in 2007.  The increase in noninterest income was due primarily to an increase in service charges on deposit accounts and ATM and debit card fees, which collectively increased $6.0 million due to various initiatives in 2008.  In addition, trust administration income increased $0.8 million for the year ended December 31, 2008, compared with the same period in 2007.  This increase stems primarily from an increase in customer accounts resulting from successful business development.  Insurance revenue increased approximately $4.5 million for the year ended December 31, 2008, primarily due to the acquisition of Mang Insurance Agency, LLC during the third quarter of 2008.  Bank owned life insurance income increased $1.8 million for the year ended December 31, 2008, compared with the same period in 2007.  This increase was due primarily to the death benefit realized during 2008 from two life insurance policies.  Net securities gains for the year ending December 31, 2008 were $1.5 million, compared with $2.1 million for the year ending December 31, 2007.  Excluding the effects of these securities transactions, noninterest income increased $12.6 million, or 21.9%, for the years ended December 31, 2008, compared with 2007.

NONINTEREST  EXPENSE

Noninterest expense for the year ended December 31, 2008 was $146.8 million, up from $122.5 million for the same period in 2007.  Salaries and employee benefits increased $11.6 million, or 19.6%, for the year ended December 31, 2008, compared with the same period in 2007.  This increase was due primarily to increases in full time equivalent employees during 2008 and reduced levels of incentive compensation in 2007 compared with 2008.  The increase in full time equivalent employees was largely due to new branch activity and the aforementioned acquisition.  Occupancy, equipment and data processing and communications expenses were $34.0 million for the year ended December 31, 2008, up $3.5 million, or 11.7%, from $30.5 million for the year ended December 31, 2007.  This increase was due primarily to an increase in expenses related to new branch activity during the past year.  Professional fees and outside services increased $1.3 million for the year ended December 31, 2008, compared with the same period in 2007, due primarily to increases in legal and audit fees incurred in 2008, as well as increases in fees related to the aforementioned noninterest income initiatives.  Loan collection and other real estate owned expenses were $2.5 million for the year ended December 31, 2008, up from $1.6 million for same period in 2007.  The Company recorded an other than temporary impairment charge on lease residual assets totaling $2.0 million during the third quarter of 2008 as a result of declines in the fair value of lease residual assets associated with certain leased vehicles.  Other operating expenses were $17.4 million for the year ended December 31, 2008, up $2.8 million from $14.6 million for the year ended December 31, 2007.  This increase resulted primarily from losses incurred from sales of certain returned lease vehicles totaling approximately $1.4 million during the period due to reduced values of those vehicles.  In addition, FDIC insurance premiums increased approximately $1.4 million for the year ended December 31, 2008, compared with the same period in 2007.

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

In the declining rate scenario, net interest income is projected to decrease slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing downward, given potential higher prepayments and lower reinvestment rates, slightly faster than the interest bearing liabilities that are at or near their floors.  In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario; however, the potential impact on earnings is dependent on the ability to lag deposit repricing on NOW, savings, MMDA, and CD accounts. Net interest income for the next twelve months in the +200/-100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes  the  percentage  change  in  net  interest  income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income  in  the  flat  rate  scenario  using the December 31, 2009 balance sheet position:

Table 10. Interest Rate Sensitivity Analysis
Change in interest rates	Percent change
(In basis points)	in net interest income
+200	(1.54%)
-100	(0.82%)

The Company anticipates that under the current low rate environment, on a monthly basis, interest income is expected to decrease at a faster rate than interest expense given the potential higher prepayments and reinvestment into lower rates as deposit rates are at or near their respective floors.  In order to protect net interest income from anticipated net interest margin compression, the Company will continue to focus on increasing earning assets through loan growth and leverage opportunities.  However, if the Company cannot maintain the level of earning assets at December 31, 2009, the Company would expect net interest income to decline in 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (Topic 810) was issued in June 2009.  This update amends the guidance related to the consolidation of variable interest entities (VIE). It requires reporting entities to evaluate former Qualifying Special Purpose Entities (QSPEs) for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. This standard requires additional year-end and interim disclosures for public and nonpublic companies. It is effective for us beginning on January 1, 2010.  The Company is currently evaluating this new guidance.

ASU 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets (Topic 860) was issued in June 2009. It eliminates the QSPE concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria, revises how retained interests are initially measured, and removes the guaranteed mortgage securitization recharacterization provisions. This standard also requires additional year-end and interim disclosures for public and nonpublic companies The standard is effective for our Company on January 1, 2010 and must be applied to transfers that occurred before and after its effective date.  The Company is currently evaluating this new guidance.

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), was issued in January 2010. Subtopic 820-10 has been amended to require new disclosures: (a) transfers in and out of Levels 1 and 2 should be disclosed separately including a description of the reasons for the transfers, and (b) activity in Level 3 fair value measurements shall be reported on a gross basis, including information about purchases, sales, issuances, and settlements.  The amendments also clarify existing disclosures relating to disaggregated reporting, model inputs, and valuation techniques. The new disclosures are effective for us in the first quarter of 2010, except for the gross reporting of Level 3 activity which is effective beginning in the first quarter of 2011. Implementing these amendments may result in additional disclosures in our interim and annual reports.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

Albany, New York

February 26, 2010

Consolidated Balance Sheets
	As of December 31,
(In thousands, except share and per share data)	2009	2008
Assets
Cash and due from banks	$107,980	$107,409
Short-term interest bearing accounts	79,181	2,987
Securities available for sale, at fair value	1,116,758	1,119,665
Securities held to maturity (fair value $161,851 and $141,308)	159,946	140,209
Trading securities	2,410	1,407
Federal Reserve and Federal Home Loan Bank stock	35,979	39,045
Loans and leases	3,645,398	3,651,911
Less allowance for loan and lease losses	66,550	58,564
Net loans and leases	3,578,848	3,593,347
Premises and equipment, net	66,221	65,241
Goodwill	114,938	114,838
Intangible assets, net	20,590	23,367
Bank owned life insurance	74,322	72,276
Other assets	106,853	56,297
Total assets	$5,464,026	$5,336,088
Liabilities
Demand (noninterest bearing)	$789,989	$685,495
Savings, NOW, and money market	2,269,779	1,885,551
Time	1,033,278	1,352,212
Total deposits	4,093,046	3,923,258
Short-term borrowings	155,977	206,492
Long-term debt	554,698	632,209
Trust preferred debentures	75,422	75,422
Other liabilities	79,760	66,862
Total liabilities	4,958,903	4,904,243
Stockholders’ equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares at December 31, 2009 and 2008	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at December 31, 2009 and 2008; issued 38,035,539 and 36,459,344 at December 31, 2009 and 2008, respectively	380	365
Additional paid-in-capital	311,164	276,418
Retained earnings	270,232	245,340
Accumulated other comprehensive income (loss)	1,163	(8,204)
Common stock in treasury, at cost, 3,650,068 and 3,853,548 shares at December 31, 2009 and 2008, respectively	(77,816)	(82,074)
Total stockholders’ equity	505,123	431,845
Total liabilities and stockholders’ equity	$5,464,026	$5,336,088

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years ended December 31,
(In thousands, except per share data)	2009	2008	2007
Interest, fee, and dividend income
Interest and fees on loans and leases	$220,324	$232,155	$242,497
Securities available for sale	45,972	54,048	54,847
Securities held to maturity	4,894	5,588	5,898
Other	2,203	2,623	2,875
Total interest, fee, and dividend income	273,393	294,414	306,117
Interest expense
Deposits	48,496	76,132	106,574
Short-term borrowings	552	4,847	12,943
Long-term debt	23,629	22,642	16,486
Trust preferred debentures	4,247	4,747	5,087
Total interest expense	76,924	108,368	141,090
Net interest income	196,469	186,046	165,027
Provision for loan and lease losses	33,392	27,181	30,094
Net interest income after provision for loan and lease losses	163,077	158,865	134,933
Noninterest income
Service charges on deposit accounts	27,165	28,143	22,742
Insurance revenue	17,725	8,726	4,255
Trust	6,719	7,278	6,514
Net securities gains	144	1,535	2,113
Bank owned life insurance	3,135	4,923	3,114
ATM and debit card fees	9,339	8,832	8,185
Retirement plan administration fees	9,086	6,308	6,336
Other	6,818	5,961	6,440
Total noninterest income	80,131	71,706	59,699
Noninterest expense
Salaries and employee benefits	85,565	71,159	59,516
Occupancy	14,864	13,781	11,630
Equipment	8,139	7,539	7,422
Data processing and communications	13,238	12,694	11,400
Professional fees and outside services	10,508	10,476	9,135
Office supplies and postage	5,857	5,346	5,120
Amortization of intangible assets	3,246	2,105	1,645
Loan collection and other real estate owned	2,766	2,494	1,633
Impairment on lease residual assets	-	2,000	-
FDIC expenses	8,408	1,813	452
Other	17,975	17,406	14,564
Total noninterest expense	170,566	146,813	122,517
Income before income tax expense	72,642	83,758	72,115
Income tax expense	20,631	25,405	21,787
Net income	$52,011	$58,353	$50,328
Earnings per share
Basic	$1.54	$1.81	$1.52
Diluted	$1.53	$1.80	$1.51

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2009, 2008, and 2007 (In thousands except share and per share data)	Common stock	Additional paid-in-capital	Retained earnings	Accumulated other comprehensive income (loss)	Common stock in treasury	Total
Balance at December 31, 2006	$365	$271,528	$191,770	$(14,014)	$(45,832)	$403,817
Net income	-	-	50,328	-	-	50,328
Cash dividends - $0.79 per share	-	-	(26,226)	-	-	(26,226)
Purchase of 2,261,267 treasury shares	-	-	-	-	(48,957)	(48,957)
Net issuance of 254,929 shares to employee benefit plans and other stock plans, including tax benefit	-	383	(841)	-	5,526	5,068
Stock-based compensation	-	2,831	-	-	-	2,831
Net issuance of 84,192 shares of restricted stock awards	-	(1,633)	-	-	1,633	-
Forfeiture of 7,633 shares of restricted stock awards	-	166	-	-	(166)	-
Other comprehensive income	-	-	-	10,439	-	10,439
Balance at December 31, 2007	$365	$273,275	$215,031	$(3,575)	$(87,796)	$397,300
Cumulative effect adjustment to record liability for split-dollar life insurance policies	-	-	(1,518)	-	-	(1,518)
Net income	-	-	58,353	-	-	58,353
Cash dividends - $0.80 per share	-	-	(25,830)	-	-	(25,830)
Purchase of 272,840 treasury shares	-	-	-	-	(5,939)	(5,939)
Net issuance of 530,039 shares to employee benefit plans and other stock plans, including tax benefit	-	1,396	(696)	-	11,303	12,003
Stock-based compensation	-	2,105	-	-	-	2,105
Net issuance of 31,648 shares of restricted stock awards	-	(526)	-	-	526	-
Forfeiture of 9,067 shares of restricted stock	-	168	-	-	(168)	-
Other comprehensive loss	-	-	-	(4,629)	-	(4,629)
Balance at December 31, 2008	$365	$276,418	$245,340	$(8,204)	$(82,074)	$431,845
Net income	-	-	52,011	-	-	52,011
Cash dividends - $0.80 per share	-	-	(27,119)	-	-	(27,119)
Net issuance of 1,576,230 common shares	15	33,386	-	-	-	33,401
Net issuance of 143,190 shares to employee benefit plans and other stock plans, including tax benefit	-	(500)	-	-	2,985	2,485
Stock-based compensation	-	3,133	-	-	-	3,133
Net issuance of 66,098 shares of restricted stock awards	-	(1,406)	-	-	1,406	-
Forfeiture of 5,808 shares of restricted stock	-	133	-	-	(133)	-
Other comprehensive income	-	-	-	9,367	-	9,367
Balance at December 31, 2009	$380	$311,164	$270,232	$1,163	$(77,816)	$505,123

See accompanying notes to unaudited interim consolidated financial statements.

Consolidated Statements of Cash Flows
	Years ended December 31,
(In thousands)	2009	2008	2007
Operating activities
Net income	$52,011	$58,353	$50,328
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	33,392	27,181	30,094
Depreciation and amortization of premises and equipment	5,398	5,220	5,295
Net accretion on securities	535	423	105
Amortization of intangible assets	3,246	2,105	1,645
Stock based compensation	3,133	2,105	2,831
Bank owned life insurance income	(3,135)	(4,923)	(3,114)
Trading security (purchases) sales	(460)	456	46
Unrealized (gains) losses on trading securities	(543)	669	49
Deferred income tax expense	(1,501)	4,778	2,244
Proceeds from sale of loans held for sale	135,519	26,745	30,427
Originations and purchases of loans held for sale	(138,583)	(27,760)	(31,086)
Net gains on sales of loans held for sale	(953)	(170)	(112)
Net security gains	(144)	(1,535)	(2,113)
Net gains on sales of other real estate owned	(306)	(230)	(442)
Impairment on lease residual assets	-	2,000	-
Net (increase) decrease in other assets	(39,324)	1,576	(7,205)
Net increase (decrease) in other liabilities	6,399	(9,711)	6,848
Net cash provided by operating activities	54,684	87,282	85,840
Investing activities
Net cash used in Mang Insurance Agency, LLC acquisition	-	(26,233)	-
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	434,127	413,560	233,312
Proceeds from sales	2,753	6,800	55,758
Purchases	(426,979)	(392,957)	(303,465)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	90,668	91,309	70,234
Purchases	(110,496)	(82,525)	(83,186)
Net increase in loans	(18,775)	(220,700)	(70,061)
Net decrease (increase) in Federal Reserve and FHLB stock	3,066	(943)	710
Cash received from death benefit	1,054	-	-
Purchases of premises and equipment, net	(6,378)	(6,039)	(2,355)
Proceeds from sales of other real estate owned	2,512	1,150	1,408
Net cash used in investing activities	(28,448)	(216,578)	(97,645)
Financing activities
Net increase in deposits	169,788	51,165	75,855
Net (decrease) increase in short-term borrowings	(50,515)	(161,975)	23,059
Proceeds from issuance of long-term debt	-	340,027	150,000
Repayments of long-term debt	(77,511)	(132,705)	(142,841)
Excess tax benefit from exercise of stock options	(243)	700	715
Proceeds from the issuance of shares to employee benefit plans and other stock plans	2,728	11,303	4,353
Issuance of common stock	33,401	-	-
Purchase of treasury stock	-	(5,939)	(48,957)
Cash dividends and payments for fractional shares	(27,119)	(25,830)	(26,226)
Net cash provided by financing activities	50,529	76,746	35,958
Net increase (decrease) in cash and cash equivalents	76,765	(52,550)	24,153
Cash and cash equivalents at beginning of year	110,396	162,946	138,793
Cash and cash equivalents at end of year	$187,161	$110,396	$162,946

Supplemental disclosure of cash flow information	Years ended December 31,
Cash paid during the year for:	2009	2008	2007
Interest	$79,819	$113,597	$138,791
Income taxes, net of refunds	13,952	17,081	18,007
Noncash investing activities:
Loans transferred to other real estate owned	$3,899	$1,025	$1,137
Acquisitions:
Fair value of assets acquired	$-	$30,062	$-
Goodwill and identifiable intangible assets recognized in purchase combination	-	27,107	-
Fair value of liabilities assumed	-	3,829	-
See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2009	2008	2007
Net income	$52,011	$58,353	$50,328
Other comprehensive (loss) income, net of tax
Unrealized net holding gains arising during the year (pre-tax amounts of $7,438, $15,143, and $19,347)	4,490	9,138	11,618
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $144, $1,535, and $2,113)	(86)	(921)	(1,270)
Amortization of prior service cost and actuarial gains (pre-tax amounts of $2,581, $378 and $481)	1,548	227	288

Increase (decrease) in unrecognized actuarial amounts (pre-tax amounts of $5,637, $(21,087) and $(326))	3,415	(13,073)	(197)
Total other comprehensive income (loss)	9,367	(4,629)	10,439
Comprehensive income	$61,378	$53,724	$60,767

See accompanying notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

The following is a description of significant policies and practices:

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Bancorp and its wholly owned subsidiaries mentioned above.  All material intercompany transactions have been eliminated in consolidation. Amounts previously reported in the consolidated financial statements are reclassified whenever necessary to conform to the current year’s presentation. In the “Parent Company Financial Information,” the investment in subsidiaries is recorded using the equity method of accounting.

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

SEGMENT REPORTING

The Company’s operations are primarily in the community banking industry and include the provision of traditional banking services.  The Company also provides other services through its subsidiaries such as insurance, retirement plan administration, and trust administration. The Company operates solely in the geographical regions of central and northern New York, northeastern Pennsylvania and Burlington, Vermont.  The Company has identified separate operating segments; however, these segments did not meet the quantitative thresholds for separate disclosure.

CASH EQUIVALENTS

The Company considers amounts due from correspondent banks, cash items in process of collection, and institutional money market mutual funds to be cash equivalents for purposes of the consolidated statements of cash flows.

SECURITIES

The Company classifies its securities at date of purchase as either available for sale, held to maturity, or trading. Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity.  Held to maturity securities are stated at amortized cost.  Securities bought and held for the purpose of selling in the near term are classified as trading.  Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income.  Securities not classified as held to maturity or trading are classified as available for sale.  Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders’ equity as a component of accumulated other comprehensive income or loss.  Transfers of securities between categories are recorded at fair value at the date of transfer.  For the securities that the Company does not have the intent to sell and will not be more likely than not forced to sell, the amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.  Credit loss is determined by calculating the present value of future cash flows of the security as compared to the amortized cost of the security.  Credit loss is the amount by which the fair value is less than the amortized cost.  Securities with other-than-temporary impairment are generally placed on non-accrual status.

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

Lease receivables primarily represent automobile financing to customers through direct financing leases and are carried at the aggregate of the lease payments receivable and the estimated residual values, net of unearned income and net deferred lease origination fees and costs.  Net deferred lease origination fees and costs are amortized under the effective interest method over the estimated lives of the leases. The estimated residual value related to the total lease portfolio is reviewed, and if there has been a decline in the estimated fair value of the total residual value that is judged by management to be other-than-temporary, a loss is recognized. Adjustments related to such other-than-temporary declines in estimated fair value are recorded in noninterest expense in the consolidated statements of income.

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

A loan is considered to be a troubled debt restructured loan (TDR) when the Company grants a concession to the borrower because of the borrower’s financial condition that it would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of all or a portion of principal or interest, or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.

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

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.  The balance of OREO at December 31, 2009 was approximately $2.4 million.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets that have finite useful lives continue to be amortized over their useful lives.  Core deposit intangibles at the Company are amortized on a straight-line basis.  Covenants not to compete are amortized on a straight-line basis.  Customer lists are amortized using an accelerated method.

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

EARNINGS PER SHARE

Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company’s dilutive stock options and restricted stock).  On January 1, 2009, the Company adopted new accounting standards that require share based compensation awards that qualify as participating securities to be included in basic EPS.  Adoption of this standard did not have a significant effect on EPS.

SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and/or disclosure through March 1, 2010, the date the consolidated financial statements included in the Annual Report on Form 10-K were issued.

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

TRUST OPERATIONS

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the accompanying consolidated balance sheets, since such assets are not assets of the Company.  Trust income is recognized on the accrual method based on contractual rates applied to the balances of trust accounts.

FAIR VALUE MEASUREMENTS

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value measurements are not adjusted for transaction costs.  A fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

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

(2)  MERGER AND ACQUISITION ACTIVITY

On September 1, 2008, the Company completed the acquisition of Mang Insurance Agency, LLC (“Mang”), then headquartered in Binghamton, New York.  As part of the acquisition, the Company acquired approximately $15.3 million of intangible assets and $11.8 million of goodwill for a purchase price of $28.0 million, which has been allocated to NBT Holdings, Inc. for reporting purposes.  The results of operations are included in the consolidated financial statements from the date of acquisition, September 1, 2008.

(3) EARNINGS PER SHARE

The following is a reconciliation of basic and diluted earnings per share for the years presented in the consolidated statements of income:

	Years ended December 31,
	2009			2008			2007
		Weighted			Weighted			Weighted
	Net	average	Per share	Net	average	Per share	Net	average	Per share
(In thousands, except per share data)	income	shares	amount	income	shares	amount	income	shares	amount
Basic earnings per share	$52,011	33,723	$1.54	$58,353	32,152	$1.81	$50,328	33,165	$1.52
Effect of dilutive securities
Stock based compensation		180			275			256
Diluted earnings per share	$52,011	33,903	$1.53	$58,353	32,427	$1.80	$50,328	33,421	$1.51

There were approximately 609,000, 328,000, and 628,000 weighted average stock options for the years ended December 31, 2009, 2008, and 2007, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during  these  periods.

(4)  FEDERAL RESERVE BANK REQUIREMENT

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 31, 2009 was $31.0 million.

(5) SECURITIES

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2009
U.S. Treasury	$20,102	$5	$21	$20,086
Federal Agency	310,012	3,214	69	313,157
State & municipal	135,181	2,738	306	137,613
Mortgage-backed	269,255	11,606	-	280,861
Collateralized mortgage obligations	321,890	9,003	182	330,711
Corporate	20,011	663	-	20,674
Other securities	12,295	1,483	122	13,656
Total securities available for sale	$1,088,746	$28,712	$700	$1,116,758
December 31, 2008
U.S. Treasury	$59	$8	$-	$67
Federal Agency	213,997	5,211	41	219,167
State & municipal	126,369	2,374	770	127,973
Mortgage-backed	351,973	8,755	99	360,629
Collateralized mortgage obligations	376,058	5,656	1,437	380,277
Corporate	20,016	769	-	20,785
Other securities	10,475	1,279	987	10,767
Total securities available for sale	$1,098,947	$24,052	$3,334	$1,119,665

In the available for sale category at December 31, 2009, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSEs with an amortized cost of $238.8 million and a fair value of $248.7 million and US Government Agency securities with an amortized cost of $30.5 million and a fair value of $32.1 million; collateralized mortgage obligations were comprised of GSEs with an amortized cost of $186.1 million and a fair value of $190.4 million and US Government Agency securities with an amortized cost of $135.8 million and a fair value of $140.3 million.

In the available for sale category at December 31, 2008, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSEs with an amortized cost of $313.7 million and a fair value of $321.0 million and US Government Agency securities with an amortized cost of $38.2 million and a fair value of $39.7 million; collateralized mortgage obligations were comprised of GSEs with an amortized cost of $204.1 million and a fair value of $205.6 million and US Government Agency securities with an amortized cost of $172.0 million and a fair value of $174.6 million.  Other securities primarily represent marketable equity securities.

The following table sets forth information with regard to sales transactions of securities available for sale:

	Years ended December 31
(In thousands)	2009	2008	2007
Proceeds from sales	$2,753	$6,800	$55,758
Gross realized gains	$238	$1,780	$2,248
Gross realized losses	(94)	(245)	(135)
Net securities gains	$144	$1,535	$2,113

At December 31, 2009 and 2008, securities available for sale with amortized costs totaling $891.4 million and $891.6 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at December 31, 2009, securities available for sale with an amortized cost of $178.0 million were pledged as collateral for securities sold under the repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
December 31, 2009
Mortgage-backed	$2,041	$172	$-	$2,213
State & municipal	157,905	1,736	3	159,638
Total securities held to maturity	$159,946	$1,908	$3	$161,851
December 31, 2008
Mortgage-backed	$2,372	$95	$-	$2,467
State & municipal	137,837	1,048	44	138,841
Total securities held to maturity	$140,209	$1,143	$44	$141,308

At December 31, 2009 and December 31, 2008, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

The following table sets forth information with regard to investment securities with unrealized losses at December 31, 2009 and 2008, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
Security Type:	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

December 31, 2009
U.S. Treasury	$20,022	$(21)	$-	$-	$20,022	$(21)
Federal agency	29,931	(69)	-	-	29,931	(69)
State & municipal	7,121	(40)	9,629	(269)	16,750	(309)
Mortgage-backed	-	-	-	-	-	-
Collateralized mortgage obligations	51,882	(124)	33,235	(58)	85,117	(182)
Other securities	4,900	(93)	52	(29)	4,952	(122)
Total securities with unrealized losses	$113,856	$(347)	$42,916	$(356)	$156,772	$(703)

December 31, 2008
U.S. Treasury	$-	$-	$-	$-	$-	$-
Federal agency	9,959	(41)	-	-	9,959	(41)
State & municipal	17,024	(412)	15,112	(402)	32,136	(814)
Mortgage-backed	2,105	(28)	7,336	(71)	9,441	(99)
Collateralized mortgage obligations	46,865	(1,301)	15,682	(136)	62,547	(1,437)
Other securities	5,276	(947)	704	(40)	5,980	(987)
Total securities with unrealized losses	$81,229	$(2,729)	$38,834	$(649)	$120,063	$(3,378)

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of December 31, 2009, management also had intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of December 31, 2009, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2009:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$17,093	$17,483
From one to five years	336,822	339,337
From five to ten years	306,346	317,577
After ten years	416,190	428,705
	$1,076,451	$1,103,102
Debt securities classified as held to maturity
Within one year	$98,688	$98,723
From one to five years	38,212	39,339
From five to ten years	17,761	18,330
After ten years	5,285	5,459
	$159,946	$161,851

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2009 and 2008.

(6)  LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of loans and leases, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2009	2008
Residential real estate mortgages	$622,898	$722,723
Commercial	581,870	572,059
Commercial real estate	718,235	669,720
Real estate construction and development	76,721	67,859
Agricultural and agricultural real estate mortgages	122,466	113,566
Consumer	856,956	795,123
Home equity	603,585	627,603
Lease financing	62,667	83,258
Total loans and leases	$3,645,398	$3,651,911

Included in the above loans and leases are net deferred loan origination costs totaling $3.8 million and $4.2 million at December 31, 2009 and December 31, 2008, respectively.  Also included is unearned income of $4.0 million and $7.3 million at December 31, 2009 and 2008, respectively.  Loans held for sale were $4.7 million and $2.2 million at December 31, 2009 and 2008, respectively and are included in residential real estate mortgages.

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate mortgages.

Changes in the allowance for loan and lease losses for the three years ended December 31, 2009, are summarized as follows:

	Years ended December 31,
(In thousands)	2009	2008	2007
Balance at January 1	$58,564	$54,183	$50,587
Provision	33,392	27,181	30,094
Recoveries	4,408	4,192	4,745
Charge-offs	(29,814)	(26,992)	(31,243)
Balance at December 31	$66,550	$58,564	$54,183

The following table sets forth information with regard to nonperforming loans:

	At December 31,
(In thousands)	2009	2008
Loans in nonaccrual status	$38,746	$24,191
Loans contractually past due 90 days or more and still accruing interest	2,526	2,305
Total nonperforming loans	$41,272	$26,496

There were no material commitments to extend further credit to borrowers with nonperforming loans. Within nonaccrual loans, there are approximately $0.8 million of troubled debt restructured loans at December 31, 2009.

Accumulated interest on the above nonaccrual loans of approximately $1.4 million, $1.2 million, and $0.8 million would have been recognized as income in 2009, 2008, and 2007, respectively, had these loans been in accrual status.  Approximately $0.8 million, $1.4 million, and $1.0 million of interest on the above nonaccrual loans was collected in 2009, 2008, and 2007, respectively.

Impaired loans consist primarily of large, nonaccrual commercial, commercial real estate, agricultural, and agricultural real estate loans.  Impaired loans totaled $19.8 million at December 31, 2009 and $11.3 million at December 31, 2008.  At December 31, 2009, $6.3 million of the impaired loans had a specific reserve allocation of $2.6 million and $13.5 million of the impaired loans reviewed had no specific reserve allocation.  At December 31, 2008, $1.7 million of the impaired loans reviewed had a specific reserve allocation of $0.6 million and $9.6 million of the impaired loans reviewed had no specific reserve allocation.

The following provides additional information on impaired loans for the periods presented:

	Years ended December 31,
(In thousands)	2009	2008	2007
Average recorded investment on impaired loans	$17,256	$14,438	$20,984
Interest income recognized on impaired loans	558	360	559
Cash basis interest income recognized on impaired loans	558	360	559

There was significant disruption and volatility in the financial and capital markets during the second half of 2008 and most of 2009.  Turmoil in the mortgage market adversely impacted both domestic and global markets, and led to a significant credit and liquidity crisis in many domestic markets.  These market conditions were attributable to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending we have never actively pursued).  The disruption has been exacerbated by the continued decline of the real estate and housing market.  However, in the markets in which the Company does business, the disruption has been somewhat delayed and less significant than the national impact.  For example, our real estate market has not suffered the extreme declines seen nationally and our unemployment rate, while notably higher, is still below the national average.

While we continue to adhere to prudent underwriting standards, as a lender we may be adversely impacted by general economic weaknesses and, in particular, a sharp downturn in the housing market nationally.  Decreases in real estate values could adversely affect the value of property used as collateral for our loans.  Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely loan payments, which would have an adverse impact on our earnings.  For example, we have seen an increase in charge-offs and nonperforming loans as a result of economic conditions in 2009.  A further increase in loan delinquencies would decrease our net interest income and adversely impact our loan loss experience, causing increases in our provision and allowance for loan and lease losses.

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

(In thousands)	2009	2008
Balance at January 1	$5,433	$10,950
New loans	358	335
Adjustment due to change in composition of related parties	(1,226)	344
Repayments	(2,722)	(6,196)
Balance at December 31	$1,843	$5,433

(8) PREMISES AND EQUIPMENT, NET

A summary of premises and equipment follows:

	December 31,
(In thousands)	2009	2008
Land, buildings, and improvements	$92,408	$88,567
Equipment	70,628	68,450
Construction in progress	181	113
Premises and equipment before accumulated depreciation	163,217	157,130
Accumulated depreciation	96,996	91,889
Total premises and equipment	$66,221	$65,241

Land, buildings, and improvements with a carrying value of approximately $3.1 million and $3.2 million at December 31, 2009 and 2008, respectively, are pledged to secure long-term borrowings.  Buildings and improvements are depreciated based on useful lives of 15 to 40 years.  Equipment is depreciated based on useful lives of 3 to 10 years.

Rental expense included in occupancy expense amounted to $5.3 million in 2009, $4.5 million in 2008, and $3.5 million in 2007. The future minimum rental payments related to noncancelable operating leases with original terms of one year or more are as follows at December 31, 2009 (in thousands):

Future Minimum Rental Payments

2010	$4,680
2011	4,279
2012	3,837
2013	3,142
2014	2,734
Thereafter	21,700
Total	$40,372

(9) GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of goodwill is as follows:

(In thousands)
January 1, 2009	114,838
Goodwill Acquired	-
Goodwill Adjustments	100
December 31, 2009	$114,938

January 1, 2008	103,398
Goodwill Acquired	11,808
Goodwill Adjustments	(368)
December 31, 2008	$114,838

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

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2009	2008
Core deposit intangibles
Gross carrying amount	$10,762	$10,631
Less: accumulated amortization	4,495	3,469
Net carrying amount	6,267	7,162

Identified intangible assets
Gross carrying amount	18,532	18,194
Less: accumulated amortization	4,209	1,989
Net carrying amount	14,323	16,205

Total intangibles
Gross carrying amount	29,294	28,825
Less: accumulated amortization	8,704	5,458
Net carrying amount	$20,590	$23,367

Amortization expense on intangible assets with definite useful lives totaled $3.2 million for 2009, $2.1 million for 2008 and $1.6 million for 2007.  Amortization expense on intangible assets with definite useful lives is expected to total $3.1 million for 2010, $2.9 million for 2011, $2.7 million for 2012, $2.6 million for 2013, $2.4 million for 2014 and $5.1 million thereafter.  Identified intangible assets include customer lists, non-competes, and trademark intangibles.  The Company also has $1.8 million in intangible assets that will not amortize.

 (10)  DEPOSITS

The following table sets forth the maturity distribution of time deposits at December 31, 2009 (in thousands):

Time deposits
Within one year	$679,851
After one but within two years	174,396
After two but within three years	81,290
After three but within four years	62,926
After four but within five years	30,651
After five years	4,164
Total	$1,033,278

Time deposits of $100,000 or more aggregated $298.8 million and $428.8 million at year end 2009 and 2008, respectively.

(11) SHORT-TERM BORROWINGS

Short-term borrowings totaled $156.0 million and $206.5 million at December 31, 2009 and 2008, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan  Bank  (FHLB) advances, with original maturities of one year or less.  Since March 2009, the Company has been in a Fed Funds sold position as a result of excess liquidity.  The Fed Funds balance as of December 31, 2009 was approximately $78.6 million.

The Company has unused lines of credit with the FHLB available for short-term financing of approximately $182 million and $245 million at December 31, 2009 and 2008, respectively.

Included in the information provided above, the Company has two lines of credit available with the FHLB, which are automatically renewed on July 30th of each year. The first is an overnight line of credit for approximately $100.0 million with interest based on existing market conditions. The second is a one-month overnight repricing line of credit for approximately $100.0 million with interest based on existing market conditions. As of December 31, 2009, there were no outstanding balances on these lines of credit. Borrowings on these lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans. Securities collateralizing repurchase agreements are held in safekeeping by nonaffiliated financial institutions and are under the Company’s control.

Information related to short-term borrowings is summarized as follows:

(In thousands)	2009	2008	2007
Federal funds purchased
Balance at year-end	$0	$85,000	$149,250
Average during the year	5,957	70,445	98,872
Maximum month end balance	50,000	124,000	149,250
Weighted average rate during the year	0.30%	2.34%	5.14%
Weighted average rate at December 31	0.00%	0.27%	4.38%

Securities sold under repurchase agreements
Balance at year-end	$155,727	$121,242	$93,967
Average during the year	133,859	109,692	104,876
Maximum month end balance	166,208	138,527	117,337
Weighted average rate during the year	0.40%	1.74%	3.62%
Weighted average rate at December 31	0.32%	0.42%	3.56%

Other short-term borrowings
Balance at year-end	$250	$250	$125,250
Average during the year	250	43,693	76,414
Maximum month end balance	250	200,250	125,250
Weighted average rate during the year	0.03%	2.94%	5.32%
Weighted average rate at December 31	0.00%	0.00%	4.54%

See Note 5 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

(12) LONG-TERM DEBT

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.  A summary as of December 31, 2009 and 2008 is as follows:

	As of December 31, 2009				As of December 31, 2008
Maturity	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate
2009	-		-		40,000	5.47%	40,000	5.47%
2010	79,000	4.11%	29,000	3.43%	79,000	4.07%	29,000	3.35%
2011	52,083	3.64%	2,000	4.72%	89,444	3.64%	2,000	4.72%
2012	25,000	4.01%	-		25,025	4.01%	-
2013	150,000	3.79%	125,000	3.61%	150,000	3.79%	125,000	3.61%
2016	70,000	4.17%	70,000	4.17%	70,000	4.17%	70,000	4.17%
2017	100,000	3.89%	100,000	3.89%	100,000	3.89%	100,000	3.89%
2018	75,000	3.61%	75,000	3.61%	75,000.00	3.61%	75,000	3.61%
2025	3,615	2.75%	-		3,740	2.75%	-
	$554,698		$401,000		$632,209		$441,000

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

(14) INCOME TAXES

The significant components of income tax expense attributable to operations are:

	Years ended December 31,
	2009	2008	2007
Current
Federal	$21,046	$19,156	$19,020
State	1,086	1,471	523
	22,132	20,627	19,543

Deferred
Federal	(1,669)	3,915	1,530
State	168	863	714
	(1,501)	4,778	2,244
Total income tax expense	$20,631	$25,405	$21,787

Not included in the above table are changes in deferred tax assets and liabilities that were recorded to stockholders’ equity of approximately $6.1 million, ($3.9 million), and $6.1 million for 2009, 2008, and 2007, respectively, relating to unrealized (gain) loss on available for sale securities, tax benefits recognized with respect to stock options exercised, and tax benefit related to pension funding.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2009	2008
Deferred tax assets
Allowance for loan and lease losses	$25,036	$22,059
Deferred compensation	4,534	4,196
Postretirement benefit obligation	1,111	1,170
Writedowns on corporate debt securities	177	177
Accrued liabilities	1,336	1,186
Stock-based compensation expense	2,798	1,962
Other	1,248	940
Total deferred tax assets	36,240	31,690
Deferred tax liabilities
Pension and executive retirement	12,070	3,073
Unrealized gains on securities available for sale	11,097	8,207
Premises and equipment, primarily due to accelerated depreciation	1,630	1,803
Equipment leasing	23,169	26,354
Deferred loan costs	1,658	1,687
Intangible amortization	9,464	8,715
Other	397	452
Total deferred tax liabilities	59,485	50,291
Net deferred tax liability at year-end	23,245	18,601
Net deferred tax liability at beginning of year	18,601	16,857
Increase in net deferred tax liability	$4,644	$1,744

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2009 and 2008.

A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is as follows:

	December 31,
(In thousands)	2009	2008
Balance at January 1	$2,212	$2,515
Additions for tax positions of prior years	132	65
Reduction for tax positions of prior years	(57)	(368)
Balance at December 31	$2,287	$2,212

The $2.3 million and $2.2 million of unrecognized tax benefits at December 31, 2009 and 2008, respectively, would impact the annual effective tax rate, if recognized.  The Company is currently under examination by New York State for tax years 2000 through 2004.  It is likely that the examination phase of some of these audits will conclude in 2010, and it is reasonably possible a reduction in the unrecognized tax benefits may occur; however, quantification of an estimated range cannot be made at this time.  The Company is no longer subject to U.S. Federal examination by tax authorities for years prior to 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest at December 31, 2009 and December 31, 2008 was approximately $0.8 million and $0.6 million (less the associated tax benefit), respectively.  Net interest impacting the Company’s 2009 and 2008 tax expense was $0.2 million for each year.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

	Years ended December 31
(In thousands)	2008	2008	2007
Federal income tax at statutory rate	$25,424	$29,315	$25,229
Tax exempt income	(3,811)	(3,847)	(3,596)
Net increase in CSV of life insurance	(871)	(1,473)	(915)
State taxes, net of federal tax benefit	816	1,517	804
Other, net	(927)	(107)	265
Income tax expense	$20,631	$25,405	$21,787

(15)  STOCKHOLDERS’ EQUITY

In accordance with accounting standards, unrealized gains on available for sale securities and unrecognized actuarial gains or losses and prior service costs associated with the Company’s pension and postretirement benefit plans are included in accumulated other comprehensive income (loss).  During the years ended December 31, components of accumulated other comprehensive income (loss) are:

(In thousands)	2009	2008
Unrecognized prior service cost and net actuarial loss on pension plans	$(15,751)	$(20,714)
Unrealized net holding gains on available for sale securities	16,914	12,510
Accumulated other comprehensive income (loss)	$1,163	$(8,204)

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations).  At December 31, 2009, approximately $64.2 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and NBT Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets, and of Tier 1 capital to average assets. As of December 31, 2009 and 2008, the Company and NBT Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements.  The regulations establish a framework for the classification of banks into five categories:  well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  As of December 31, 2009, the most recent notification from NBT Bank’s regulators categorized NBT Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized NBT Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 capital to average asset ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed NBT Bank’s category.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory ratio requirements
(Dollars in thousands)	Amount	Ratio	Minimum capital adequacy	For classification as well capitalized
As of December 31, 2009
Total capital (to risk weighted assets):
Company	$498,230	12.59%	8.00%	10.00%
NBT Bank	464,144	11.76%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company	448,565	11.34%	4.00%	6.00%
NBT Bank	414,587	10.50%	4.00%	6.00%
Tier I Capital (to average assets)
Company	448,565	8.35%	4.00%	5.00%
NBT Bank	414,587	7.72%	4.00%	5.00%

As of December 31, 2008
Total capital (to risk weighted assets):
Company	$421,829	11.00%	8.00%	10.00%
NBT Bank	408,069	10.64%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company	373,783	9.75%	4.00%	6.00%
NBT Bank	359,984	9.38%	4.00%	6.00%
Tier I Capital (to average assets)
Company	373,783	7.17%	4.00%	5.00%
NBT Bank	359,984	6.93%	4.00%	5.00%

(17) EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT POSTRETIREMENT PLANS

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at December 31, 2009. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

Accounting standards require an employer to: (1) recognize the overfunded or underfunded status of defined benefit postretirement plans, which is measured as the difference between plan assets at fair value and the benefit obligation, as an asset or liability in its balance sheet; (2) recognize changes in that funded status in the year in which the changes occur through comprehensive income; and (3) measure the defined benefit plan assets and obligations as of the date of its year-end balance sheet.

The components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other postretirement benefits, net of tax, at December 31, 2009 are summarized below.  The Company expects that $1.5 million in net actuarial loss and $0.1 million in prior service cost will be recognized as components of net periodic benefit cost in 2010.

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008
Transition asset	$-	$(23)	$-	$-
Net actuarial loss	22,988	31,416	2,335	2,182
Prior service cost	2,040	2,208	(1,278)	(1,480)
Total amounts recognized in accumulated other comprehensive loss (pre-tax)	$25,028	$33,601	$1,057	$702

A December 31 measurement date is used for the pension, supplemental pension and postretirement benefit plans.  The following table sets forth changes in benefit obligation, changes in plan assets, and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$56,766	$53,325	$3,648	$3,978
Service cost	2,222	2,193	17	22
Interest cost	3,413	3,253	205	218
Plan participants' contributions	-	-	290	287
Actuarial loss (gain)	4,641	420	289	(240)
Amendments	127	1,098	-	-
Benefits paid	(3,761)	(3,523)	(611)	(617)
Projected benefit obligation at end of year	63,408	56,766	3,838	3,648
Change in plan assets
Fair value of plan assets at beginning of year	60,900	72,714	-	-
Actual return (loss) on plan assets	16,285	(13,781)	-	-
Employer contributions	17,467	5,490	321	330
Plan participants' contributions	-	-	290	287
Benefits paid	(3,761)	(3,523)	(611)	(617)
Fair value of plan assets at end of year	90,891	60,900	-	-

Funded status at year end	$27,483	$4,134	$(3,838)	$(3,648)

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2009 and December 31, 2008.  An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.  The accumulated benefit obligation for pension benefits was $63.4 million and $56.8 million for the years ended 2009 and 2008, respectively.  The accumulated benefit obligation for other postretirement benefits was $3.8 million and $3.6 million for the years ended 2009 and 2008, respectively.

	Pension Benefits		Other Benefits
(In thousands)	2009	2008	2009	2008
Other assets	$34,255	$9,844	$-	$-
Other liabilities	(6,772)	(5,710)	(3,838)	(3,648)
Funded status	$27,483	$4,134	$(3,838)	$(3,648)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years ended December 31,
(In thousands)	2009	2008	2007
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	5.70%	6.30%	6.30%
Expected long-term return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	3.00%	3.00%	3.00%

The following assumptions were used to determine net periodic pension cost:
Discount rate	6.30%	6.30%	5.80%
Expected long-term return on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%	3.00%

Net periodic benefit cost and other amounts recognized in other comprehensive income for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost
Service cost	$2,222	$2,193	$2,100	$17	$22	$19
Interest cost	3,413	3,253	2,979	205	218	233
Expected return on plan assets	(5,591)	(6,028)	(5,430)	-	-	-
Amortization of initial unrecognized asset	(23)	(192)	(192)	-	-	-
Amortization of prior service cost	296	218	283	(202)	(202)	(202)
Amortization of unrecognized net gain	2,374	398	422	136	156	170
Net periodic pension cost (income)	$2,691	$(158)	$162	$156	$194	$220

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax)
Net (gain) loss	$(6,053)	$20,229	$114	$289	$(240)	$302
Prior service cost	127	1,098	(90)	-	-	-
Amortization of initial unrecognized asset	23	192	192	-	-	-
Amortization of prior service cost	(296)	(218)	(283)	202	202	202
Amortization of unrecognized net gain	(2,374)	(398)	(422)	(136)	(156)	(170)
Total recognized in other comprehensive (income) loss	(8,573)	20,903	(489)	355	(194)	334

Total recognized in net periodic benefit cost and other comprehensive income (pre-tax)	$(5,882)	$20,745	$(327)	$511	$-	$554

The following table sets forth estimated future benefit payments for the pension plans and other postretirement benefit plans:

	Pension	Other
	Benefits	Benefits

2010	$4,536	$239
2011	4,623	233
2012	4,705	246
2013	4,817	260
2014	4,899	273
2015 - 2019	$27,632	$1,496

The Company is not required to make contributions to the plan in 2010.

PLAN INVESTMENT POLICY AS OF DECEMBER 31, 2009

The Company’s key investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions, at the appropriate levels of risk; to meet statutory requirements and regulatory agencies’ requirements; and to satisfy applicable accounting standards.  The Company periodically evaluates the asset allocations, funded status, rate of return assumption and contribution strategy for satisfaction of our investment objectives.  Generally, the investment manager allocates investments as follows: 20-40% of the total portfolio in fixed income, 40-80% in equities, and 0-20% in cash. Only high-quality bonds should be included in the portfolio.  All issues that are rated lower than A by Standard and Poor’s should be excluded.  Equity securities at December 31, 2009 and 2008 do not include any Company common stock.

The following is a summary of the plan’s weighted average asset allocation at December 31, 2009:

(In thousands)	Actual Allocation	Percentage Allocation
Cash and Cash Equivalents	$11,411	12.55%
Foreign Equity Mutual Funds	8,635	9.50%
Equity Mutual Funds	16,263	17.89%
Federal Agency	17,388	19.13%
Corporate Bonds	3,732	4.11%
Common Stock	27,389	30.13%
Preferred Stock	238	0.26%
Foreign Equity	5,835	6.42%
Total	$90,891	100.00%

The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Balance as of
	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Cash and Cash Equivalents	$11,411	$-	$-	$11,411
Foreign Equity Mutual Funds	8,635	-	-	8,635
Equity Mutual Funds	16,263	-	-	16,263
Federal Agency	-	17,388	-	17,388
Corporate Bonds	-	3,732	-	3,732
Common Stock	27,389	-	-	27,389
Preferred Stock	-	238	-	238
Foreign Equity	5,835	-	-	5,835
Totals	$69,533	$21,358	$-	$90,891

The Plan has no financial instruments recorded at fair value on a nonrecurring basis as of December 31, 2009.

DETERMINATION OF ASSUMED RATE OF RETURN

The expected long-term rate-of-return on assets is 8.0%.  This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.  The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return.  The appropriateness of the assumption is reviewed annually.  The portfolio allocation as of December 31, 2009 is as follows:

Percentage Allocation
Money Market & Equivalents	12.55%
Bonds	23.24%
International Equities	15.92%
US Equities	48.29%
Total	100.00%

For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2009 were assumed to be 7.0 to 10.0 percent. The rates were assumed to decrease gradually to 5.0 percent for fiscal year 2016 and remain at that level thereafter for prescription drug benefits and post-65 medical costs.  The rates were assumed to decrease gradually to 5.0 percent for fiscal year 2017 for pre-65 medical costs.  Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2009:

(In thousands)	1-Percentage point increase	1-Percentage point decrease
Increase (decrease) on total service and interest cost components	$26	$(24)
Increase (decrease) on postretirement accumulated benefit obligation	436	(397)

EMPLOYEE 401(K) AND EMPLOYEE STOCK OWNERSHIP PLANS
At December 31, 2009, the Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”).  The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salary.  In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability.  Participation in the 401(k) Plan is contingent upon certain age and service requirements.  The employer contributions associated with the 401(k) Plan were $3.4 million in 2009, $2.7 million in 2008, and $1.4 million in 2007.

OMNIBUS INCENTIVE PLAN
In April 2008, the Company adopted the NBT Bancorp Inc. 2008 Omnibus Incentive Plan (the “Plan”). Under the terms of the Plan, options and other equity-based awards are granted to directors and employees to increase their direct proprietary interest in the operations and success of the Company.  The Plan assumes all prior equity-based incentive plans and any new equity-based awards are granted under the terms of the Plan.  Under terms of the Plan, stock options are granted to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted have a vesting period of four years and terminate ten years from the date of the grant.  Shares issued as a result of stock option exercises and vesting of restricted stock unit awards are funded from the Company’s treasury stock.  Restricted shares and units granted under the Plan vest after five years for employees and three years for non-employee directors.

The per share weighted average fair value of stock options granted during 2009,  2008,  and 2007 was $5.71, $4.41, and $6.37, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of the U.S. treasury issues with a term equal to the expected life of the option being valued:

Years ended December 31,
	2009	2008	2007
Dividend yield	2.86%–3.65%	2.72%–4.17%	2.98%–4.35%
Expected volatility	30.20%–32.91%	27.73%–29.38%	25.08%–28.01%
Risk-free interest rates	1.71%–3.20%	2.96%–3.62%	3.64%–4.96%
Expected life	7 years	7 years	7 years

The following table summarizes information concerning stock options outstanding at December 31, 2009:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,609,537	$21.26
Granted	332,660	25.24
Exercised	(70,070)	17.57
Forfeited	(25,871)	23.25
Expired	(23,756)	22.58
Outstanding at December 31, 2009	1,822,500	$22.08	6.15	$1,335,658

Exercisable at December 31, 2009	1,168,915	$21.07	4.96	$1,334,494

Expected to Vest	611,746	$23.86	8.25	$1,093

The weighted-average fair market value of stock options granted for the twelve months ended December 31, 2009, was $5.71 per share. Total stock-based compensation expense for stock option awards totaled $1.6 million for the year ended December 31, 2009, $1.4 million for the year ended December 31, 2008, and $0.9 million for the year ended December 31, 2007.  Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years ended
(dollars in thousands)	2009	2008	2007
Proceeds from stock options exercised	$2,728	$11,303	$11,361
Tax benefits related to stock options exercised	(243)	700	700
Intrinsic value of stock options exercised	406	3,591	3,591
Fair value of shares vested during the year	1,700	2,081	2,028

The Company has outstanding restricted and deferred stock awards granted from various plans at December 31, 2009. The Company recognized $1.5 million in stock-based compensation expense related to these stock awards for the year ended December 31, 2009 and $0.8 million for the year ended December 31, 2008, and $1.0 million for the year ended December 31, 2007.  There was no tax benefit recognized on restricted and deferred stock-based compensation expense during 2009, $0.6 million recognized during 2008, and $0.7 million during 2007.  Unrecognized compensation cost related to restricted stock awards totaled $2.5 million at December 31, 2009 and will be recognized over 2.3 years on a weighted average basis.  Shares issued are funded from the Company’s treasury stock.  The following table summarizes information for unvested restricted stock awards outstanding as of December 31, 2009:

	Number	Weighted-Average
	of	Grant Date Fair
	Shares	Value
Unvested Restricted Stock Awards
Unvested at January 1, 2009	137,142	$24.07
Forfeited	(5,808)	$22.92
Vested	(21,016)	$22.06
Granted	66,098	$25.71
Unvested at December 31, 2009	176,416	$24.17

The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2009:

	Number	Weighted-Average
	of	Grant Date Fair
	Shares	Value
Unvested Restricted Stock Units
Unvested at January 1, 2009	30,700	$24.52
Forfeited	-	-
Vested	-	-
Granted	-	-
Unvested at December 31, 2009	30,700	$24.52

The Company has 3.9 million securities remaining available to be granted as part of the Plan at December 31, 2009.

(18) COMMITMENTS AND CONTINGENT LIABILITIES

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets.  The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2009, approximately 58% of the Company’s loans are secured by real estate located in central and northern New York, northeastern Pennsylvania and the Burlington, Vermont area.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

The Company is a party to certain financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit, and as certain mortgage loans sold to investors with recourse. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit, and loans sold with recourse is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies.  Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

	At December 31,
(In thousands)	2009	2008
Unused lines of credit	$141,743	$146,942
Commitments to extend credits, primarily variable rate	414,845	390,678
Standby letters of credit	34,562	27,631
Commercial letters of credit	14,061	14,818
Loans sold with recourse	11,948	11,233

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.  The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products.  Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  The fair value of the Company’s stand-by letters of credit at December 31, 2009 and 2008 was not significant.

The total amount of loans serviced by the Company for unrelated third parties was approximately $262.7 million and $141.4 million at December 31, 2009 and 2008, respectively.

In the normal course of business there are various outstanding legal proceedings. If legal costs are deemed material by management, the Company accrues for the estimated loss from a loss contingency if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements, and the amount of loss can be reasonably estimated.  In the opinion of management, the aggregate amount involved in such proceedings is not material to the consolidated balance sheets or results of operations of the Company.

(19)  PARENT COMPANY FINANCIAL INFORMATION

Condensed Balance Sheets

	December 31,
(In thousands)	2009	2008
Assets
Cash and cash equivalents	$11,584	$10,846
Securities available for sale, at estimated fair value	12,653	9,779
Trading securities	1,875	953
Investment in subsidiaries, on equity basis	569,407	517,541
Other assets	40,169	39,578
Total assets	$635,688	$578,697
Liabilities and Stockholders’ Equity
Total liabilities	$130,565	$146,852
Stockholders’ equity	505,123	431,845
Total liabilities and stockholders’ equity	$635,688	$578,697

Condensed Income Statements

	Years ended December 31,
(In thousands)	2009	2008	2007
Dividends from subsidiaries	$9,000	$42,900	$61,500
Management fee from subsidiaries	65,596	59,102	57,135
Securities gains	141	1,514	67
Interest, dividend and other income	869	1,026	917
Total revenue	75,606	104,542	119,619
Operating expense	73,687	65,180	57,846
Income before income tax benefit (expense) and equity in undistributed income of subsidiaries (excess distributions by subsidiaries over income)	1,919	39,362	61,773
Income tax benefit (expense)	1,994	1,016	(392)
Equity in undistributed income of subsidiaries (excess distributions by subsidiaries over income)	48,098	17,975	(11,053)
Net income	$52,011	$58,353	$50,328

	Years ended December 31,
(In thousands)	2009	2008	2007
Operating activities
Net income	$52,011	$58,353	$50,328
Adjustments to reconcile net income to net cash provided by operating activities
Impairment of available-for-sale securities	-	162	-
Stock-based compensation	3,133	2,105	2,831
(Gain) loss on sales of available-for-sale securities	(141)	(1,514)	(68)
(Equity in undistributed income of subsidiaries) excess distributions by subsidiaries over income	(48,098)	(17,975)	11,053
Net change in other liabilities	(3,662)	24,436	(2,215)
Net change in other assets	3,632	(24,450)	(2,845)
Net cash provided by operating activities	6,875	41,117	59,084
Investing activities
Cash used in Mang Insurance Agency, LLC acquisition	-	(26,233)	-
Purchases of available-for-sale securities	(2,173)	(5,934)	(1,500)
Sales and maturities of available-for-sale securities	494	5,660	1,159
(Purchases) disposals of premises and equipment	(600)	(445)	433
Net cash (provided by) used in investing activities	(2,279)	(26,952)	92
Financing activities
Proceeds from the issuance of shares to employee benefit plans and other stock plans	2,728	11,361	4,353
Payments on long-term debt	(12,625)	(1,365)	(111)
Proceeds from the issuance of long-term debt	-	13,750	-
Proceeds from the issuance of common stock	33,401	-	-
Purchases of treasury shares	-	(5,939)	(48,957)
Cash dividends and payments for fractional shares	(27,119)	(25,830)	(26,226)
Excess tax benefit from exercise of stock options	(243)	700	715
Net cash (used in) provided by financing activities	(3,858)	(7,323)	(70,226)
Net increase (decrease) in cash and cash equivalents	738	6,842	(11,050)
Cash and cash equivalents at beginning of year	10,846	4,004	15,054
Cash and cash equivalents at end of year	$11,584	$10,846	$4,004

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

TRUST PREFERRED DEBENTURES

The fair value of trust preferred debentures has been estimated using a discounted cash flow analysis.

Estimated fair values of financial instruments at December 31 are as follows:

	2009		2008
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$187,161	$187,161	$110,396	$110,396
Securities available for sale	1,116,758	1,116,758	1,119,665	1,119,665
Securities held to maturity	159,946	161,851	140,209	141,308
Trading securities	2,410	2,410	1,407	1,407
Loans	3,645,398	3,627,198	3,651,911	3,650,428
Less allowance for loan losses	66,550	-	58,564	-
Net loans	3,578,848	3,627,198	3,593,347	3,650,428
Accrued interest receivable	22,104	22,104	22,746	22,746
Financial liabilities
Savings, NOW, and money market	$2,269,779	$2,269,779	$1,885,551	$1,885,551
Time deposits	1,033,278	1,041,370	1,352,212	1,367,425
Noninterest bearing	789,989	789,989	685,495	685,495
Short-term borrowings	155,977	155,977	206,492	206,492
Long-term debt	554,698	596,588	632,209	660,246
Accrued interest payable	5,814	5,814	8,709	8,709
Trust preferred debentures	75,422	73,244	75,422	79,411

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

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets:
Securities Available for Sale:
U.S. Treasury	20,086	-	-	20,086
Federal Agency	-	313,157	-	313,157
State & municipal		137,613	-	137,613
Mortgage-backed	-	280,861	-	280,861
Collateralized mortgage obligations	-	330,711	-	330,711
Corporate		20,674	-	20,674
Other securities	11,654	2,002	-	13,656
Total Securities Available for Sale	$31,740	$1,085,018	$-	$1,116,758

Trading Securities	2,410	-	-	2,410
Total	$34,150	$1,085,018	$-	$1,119,168

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

FASB ASC Topic 820 requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis.  In accordance with the provisions of FASB ASC Topic 310, the Company had collateral dependent impaired loans with a carrying value of approximately $12.0 million which had specific reserves included in the allowance for loan and lease losses of $2.6 million at December 31, 2009.  During the year ended December 31, 2009, the Company established specific reserves of approximately $2.1 million, which were included in the provision for loan and lease losses.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

FASB ASC Topic 825 gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings.  Additionally, FASB ASC Topic 825 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings.  FASB ASC Topic 825 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  FASB ASC Topic 825 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not eliminate disclosure requirements included in other accounting standards.  As of December 31, 2009, the Company has not elected the fair value option for any eligible items.

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2009 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on page 93.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited NBT Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/  KPMG LLP

Albany, New York
February 26, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information for the executive officers other than directors who are officers of NBT Bancorp Inc.

Name	Age at December 31, 2009	Positions Held with NBT and NBT Bank
Michael J. Chewens	48	Senior Executive Vice President, Chief Financial Officer and Corporate Secretary
David E. Raven	47	President of Retail Banking of NBT Bank, President and Chief Executive Officer Pennstar Bank Division
Jeffrey M. Levy	48	President of Commercial Banking and Capital Region President of NBT Bank

Information concerning the principal occupation of these executive officers of NBT Bancorp Inc. and NBT Bank N.A. during at least the last five years is set forth below.

Michael J. Chewens has been Senior Executive Vice President and Chief Financial Officer of NBT and NBT Bank since January 2002.  He was EVP and CFO of same from 1999 to 2001.  He has been Secretary of NBT and NBT Bank since December 2000.

David E. Raven has been President of Retail Banking of NBT Bank since July 2006 and President and Chief Executive Officer of Pennstar Bank Division since August 2005.  Prior to that, he was President and Chief Operating Officer of Pennstar Bank Division from August 2000 to 2005 and Sales and Administration from September 1999 through August 2000.

Jeffrey M. Levy has been Executive Vice President of NBT and Executive Vice President, Commercial Banking for NBT Bank since December 2006. He joined NBT in August 2005 as Capital Region President. Prior to joining NBT, Mr. Levy was Manager of New York State Government Banking at M&T Bank from January 2004 to August 2005 and President of the Capital District, Commercial Banking at M&T Bank from January 2001 to December 2003.

Additional information by this items is incorporated herein by reference to the Company’s definitive Proxy Statement for its annual meeting of shareholders to be held on may 4, 2010 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the Company’s 2009 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2009 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2009 fiscal year end.

ITEM  13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2009 fiscal year end.

ITEM  14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days of the Company’s 2009 fiscal year end.

PART  IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Income for each of the three years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2009, 2008 and 2007.

Notes to the Consolidated Financial Statements.

(a)(2)  There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

(a)(3)  See below for all exhibits filed herewith and the Exhibit Index.

3.1
Certificate of Incorporation of NBT Bancorp Inc. as amended through July 23, 2001. (filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).

3.2
By-laws of NBT Bancorp Inc. as amended and restated through July 23, 2001. (filed as Exhibit 3.2 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).

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

10.1	NBT Bancorp Inc. 1993 Stock Option Plan (filed as Exhibit 99.1 to Registrant's Form S-8 Registration Statement, file number 333-71830 filed on October 18, 2001 and incorporated by reference herein).*
10.2
NBT Bancorp Inc. Non-Employee Director, Divisional Director and Subsidiary Director Stock Option Plan (filed as Exhibit 99.1 to Registrant's Form S-8 Registration Statement, file number 333-73038 filed on November 9, 2001 and incorporated by reference herein).*

10.3	CNB Bancorp, Inc. Stock Option Plan (filed as Exhibit 10.3 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*
10.4	NBT Bancorp Inc. Employee Stock Purchase Plan (filed as Exhibit 10.4 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*
10.5
NBT Bancorp Inc. Non-employee Directors Restricted and Deferred Stock Plan (filed as Exhibit 10.5 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*

10.6	NBT Bancorp Inc. Performance Share Plan (filed as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*
10.7	NBT Bancorp Inc. 2010 Executive Incentive Compensation Plan.*

10.8
CNB Bancorp, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*

10.9
2006 Non-Executive Restricted Stock Plan (filed as Exhibit 99.1 to Registrant’s Form S-8 Registration Statement, file number 333-139956, filed on January 12, 2007, and incorporated herein by reference).*

10.10
Supplemental Retirement Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe as amended and restated Effective January 1, 2005.  (filed as Exhibit 10.11 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).*

10.11
Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995 (filed as Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).*

10.12
Amendment dated January 28, 2002 to Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995 (filed as Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*

10.13
Employment Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated November 5, 2009 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.14	Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 20, 2010.
10.15
Form of Change in Control Agreement, dated November 5, 2009, by and between NBT Bancorp Inc. and certain executive officers. (filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.16
Employment Agreement between NBT Bancorp Inc. and Michael J. Chewens as amended and restated November 5, 2009 (filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.17
Form of Amended and Restated NBT Bancorp Inc. Supplemental Retirement Agreement, dated as of November 5, 2009, between NBT Bancorp Inc. and certain executive officers. (filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.18
Employment Agreement between NBT Bancorp Inc. and David E. Raven as amended and restated November 5, 2009 (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.19
Employment Agreement between NBT Bancorp Inc. and Jeff Levy made as amended and restated November 5, 2009 (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.20
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2008, filed on November 10, 2008 and incorporated herein by reference).*

10.21
First amendment dated November 5, 2009 to Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008. (filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.22	NBT Bancorp Inc. 2008 Omnibus Incentive Plan (filed as Appendix A of Registrant's Definitive Proxy Statement on Form 14A filed on March 31, 2008, and incorporated herein by reference).*
10.23	Description of Arrangement for Directors Fees.*
21           A list of the subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as noted above.

(c)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NBT Bancorp Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NBT BANCORP INC. (Registrant)

March 1, 2010

/s/ Martin A. Dietrich

Martin A. Dietrich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daryl R. Forsythe

Daryl R. Forsythe
Chairman and Director
Date:March 1, 2010

/s/ Martin A. Dietrich

Martin A. Dietrich

NBT Bancorp Inc. President, CEO, and Director (Principal Executive Officer)

Date:March 1, 2010

/s/ John C. Mitchell

John C. Mitchell, Director
Date:March 1, 2010

/s/ Joseph G. Nasser

Joseph  G.  Nasser, Director

Date:March 1, 2010

/s/ William C. Gumble

William C. Gumble, Director

Date:March 1, 2010

/s/ Richard Chojnowski

Richard Chojnowski, Director

Date:March 1, 2010

/s/ Michael M. Murphy

Michael M. Murphy, Director

Date:March 1, 2010

/s/ Michael J. Chewens

Michael J. Chewens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:March 1, 2010

/s/ Joseph A. Santengelo

Joseph A. Santangelo, Director

Date:March 1, 2010

/s/ Robert A. Wadsworth

Robert A. Wadsworth, Director

Date:March 1, 2010

/s/ Patricia T. Civil

Patricia T. Civil, Director

Date:March 1, 2010