Form 10-Q
period 2010-03-31
NBT BANCORP INC
filed 2010-05-10
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.
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
Yes   ☐   No   ☒

As of April 30, 2010, there were 34,460,268 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended March 31, 2010

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	March 31,	December 31,
(In thousands, except share and per share data)	2010	2009

Assets
Cash and due from banks	$101,170	$107,980
Short-term interest bearing accounts	135,606	79,181
Securities available for sale, at fair value	1,151,746	1,116,758
Securities held to maturity (fair value $158,896 and $161,851, respectively)	157,108	159,946
Trading securities	2,593	2,410
Federal Reserve and Federal Home Loan Bank stock	33,728	35,979
Loans and leases	3,637,622	3,645,398
Less allowance for loan and lease losses	70,150	66,550
Net loans and leases	3,567,472	3,578,848
Premises and equipment, net	66,229	66,221
Goodwill	114,841	114,938
Intangible assets, net	19,809	20,590
Bank owned life insurance	75,732	74,751
Other assets	105,026	106,424
Total assets	$5,531,060	$5,464,026
Liabilities
Demand (noninterest bearing)	$758,770	$789,989
Savings, NOW, and money market	2,408,924	2,269,779
Time	1,009,485	1,033,278
Total deposits	4,177,179	4,093,046
Short-term borrowings	166,942	155,977
Long-term debt	504,590	554,698
Trust preferred debentures	75,422	75,422
Other liabilities	91,451	79,760
Total liabilities	5,015,584	4,958,903
Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at March 31, 2010 and December 31, 2009	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at March 31, 2010 and December 31, 2009; issued 38,035,539 at March 31, 2010 and December 31, 2009	380	380
Additional paid-in-capital	312,120	311,164
Retained earnings	277,158	270,232
Accumulated other comprehensive income	2,596	1,163
Common stock in treasury, at cost, 3,601,082 and 3,650,068 shares at March 31, 2010 and December 31, 2009, respectively	(76,778)	(77,816)
Total stockholders’ equity	515,476	505,123
Total liabilities and stockholders’ equity	$5,531,060	$5,464,026

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended March 31,
Consolidated Statements of Income (unaudited)	2010	2009
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$53,692	$55,411
Securities available for sale	10,046	12,375
Securities held to maturity	1,137	1,234
Other	596	361
Total interest, fee, and dividend income	65,471	69,381
Interest expense
Deposits	8,454	13,839
Short-term borrowings	124	147
Long-term debt	5,065	6,197
Trust preferred debentures	1,027	1,086
Total interest expense	14,670	21,269
Net interest income	50,801	48,112
Provision for loan and lease losses	9,243	6,451
Net interest income after provision for loan and lease losses	41,558	41,661
Noninterest income
Service charges on deposit accounts	6,130	6,297
Insurance revenue	5,245	5,338
Trust	1,766	1,409
Net securities gains	28	-
Bank owned life insurance	981	872
ATM and debit card fees	2,367	2,182
Retirement plan administration fees	2,390	1,741
Other	1,434	1,751
Total noninterest income	20,341	19,590
Noninterest expense
Salaries and employee benefits	22,204	21,427
Occupancy	4,152	4,165
Equipment	2,100	2,022
Data processing and communications	3,218	3,295
Professional fees and outside services	2,284	2,722
Office supplies and postage	1,542	1,530
Amortization of intangible assets	781	813
Loan collection and other real estate owned	1,059	748
FDIC expenses	1,553	1,529
Other	3,267	4,054
Total noninterest expense	42,160	42,305
Income before income tax expense	19,739	18,946
Income tax expense	5,763	5,874
Net income	$13,976	$13,072
Earnings per share
Basic	$0.41	$0.40
Diluted	$0.41	$0.40

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
				Accumulated
		Additional		Other	Common
	Common	Paid-in-	Retained	Comprehensive	Stock
	Stock	Capital	Earnings	(Loss) Income	in Treasury	Total
(in thousands, except share and per share data)

Balance at December 31, 2008	$365	$276,418	$245,340	$(8,204)	$(82,074)	$431,845
Net income	-	-	13,072	-	-	13,072
Cash dividends - $0.20 per share	-	-	(6,531)	-	-	(6,531)
Net issuance of 12,471 common shares to employee benefit plans and other stock plans, including tax benefit	-	2	-	-	200	202
Stock-based compensation	-	1,183	-	-	-	1,183
Issuance of 37,268 shares of restricted stock awards	-	(792)	-	-	792	-
Forfeiture of 2,850 shares of restricted stock	-	66	-	-	(66)	-
Other comprehensive income	-	-	-	2,827	-	2,827
Balance at March 31, 2009	$365	$276,877	$251,881	$(5,377)	$(81,148)	$442,598

Balance at December 31, 2009	$380	$311,164	$270,232	$1,163	$(77,816)	$505,123
Net income	-	-	13,976	-	-	13,976
Cash dividends - $0.20 per share	-	-	(6,883)	-	-	(6,883)
Net issuance of 37,931 shares to employee benefit plans and other stock plans, including tax benefit	-	760	(167)	-	720	1,313
Stock-based compensation	-	514	-	-	-	514
Issuance of 13,055 shares of restricted stock awards	-	(364)	-	-	364	-
Forfeiture of 2,000 shares of restricted stock	-	46	-	-	(46)	-
Other comprehensive income	-	-	-	1,433	-	1,433
Balance at March 31, 2010	$380	$312,120	$277,158	$2,596	$(76,778)	$515,476

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three Months Ended March 31,
Consolidated Statements of Cash Flows (unaudited)	2010	2009
(In thousands, except per share data)
Operating activities
Net income	$13,976	$13,072
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	9,243	6,451
Depreciation and amortization of premises and equipment	1,324	1,335
Net accretion on securities	152	116
Amortization of intangible assets	781	813
Stock based compensation	514	1,183
Bank owned life insurance income	(981)	(872)
Trading security purchases	(80)	(436)
Unrealized (gains) losses in trading securities	(103)	102
Deferred income tax benefit	(3,588)	(643)
Proceeds from sales of loans held for sale	21,789	27,387
Originations and purchases of loans held for sale	(21,277)	(36,586)
Net gains on sales of loans held for sale	(263)	(166)
Net securities gains	(28)	-
Net gains on sales of other real estate owned	(118)	(12)
Net decrease (increase) in other assets	1,541	(15,617)
Net (decrease) increase in other liabilities	(3,979)	969
Net cash provided by (used in) operating activities	18,903	(2,904)
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	145,182	113,516
Proceeds from sales	702	-
Purchases	(160,683)	(101,283)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	15,400	14,783
Purchases	(12,578)	(13,799)
Net decrease in loans	1,539	6,524
Net decrease in Federal Reserve and FHLB stock	2,251	1,125
Cash received from death benefit	-	1,037
Purchases of premises and equipment, net	(1,332)	(1,045)
Proceeds from sales of other real estate owned	811	87
Net cash (used in) provided by investing activities	(8,708)	20,945
Financing activities
Net increase in deposits	84,133	152,661
Net increase (decrease) in short-term borrowings	10,965	(79,305)
Proceeds from issuance of long-term debt	-	121
Repayments of long-term debt	(50,108)	(16,252)
Excess tax benefit from exercise of stock options	809	32
Proceeds from the issuance of shares to employee benefit plans and other stock plans	504	170
Cash dividends and payment for fractional shares	(6,883)	(6,531)
Net cash provided by financing activities	39,420	50,896
Net increase in cash and cash equivalents	49,615	68,937
Cash and cash equivalents at beginning of period	187,161	110,396
Cash and cash equivalents at end of period	$236,776	$179,333
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$14,530	$21,014
Income taxes paid	3,421	164
Noncash investing activities:
Loans transferred to OREO	$324	$664
Increase in securities purchases in process	18,315	-

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended March 31,
Consolidated Statements of Comprehensive Income (unaudited)	2010	2009
(In thousands)
Net income	$13,976	$13,072
Other comprehensive income, net of tax
Unrealized net holding gains arising during the period (pre-tax amounts of $2,010 and $4,026)	1,213	2,432
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of ($28) and $0)	(17)	-
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $393 and $658)	237	395
Total other comprehensive income	1,433	2,827
Comprehensive income	$15,409	$15,899

See accompanying notes to unaudited interim consolidated financial statements

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

Note 1.	Description of Business

NBT Bancorp Inc. (the “Registrant”) is a registered financial holding company incorporated in the State of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Registrant is the parent holding company of NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), NBT Holdings, Inc. (“NBT Holdings”), CNBF Capital Trust I, NBT Statutory Trust I and NBT Statutory Trust II (the “Trusts”).  Through the Bank, the Company is focused on community banking operations.  Through NBT Financial, the Company operates EPIC Advisors, Inc. (“EPIC”), a retirement plan administrator.  Through NBT Holdings, the Company operates Mang Insurance Agency, LLC (“Mang”), a full-service insurance agency.  The Trusts were organized to raise additional regulatory capital and to provide funding for certain acquisitions. The Registrant’s primary business consists of providing commercial banking and financial services to customers in its market area. The principal assets of the Registrant are all of the outstanding shares of common stock of its direct subsidiaries, and its principal sources of revenue are the management fees and dividends it receives from the Bank, NBT Financial, and NBT Holdings.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout upstate New York, northeastern Pennsylvania, and Burlington, Vermont market areas.

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

The allowance for loan and lease losses is the amount which, in the opinion of management, is necessary to absorb probable losses inherent in the loan and lease portfolio. The allowance is determined based upon numerous considerations, including local and national economic conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, comprehensive reviews of the loan portfolio by the independent loan review staff and management, as well as consideration of volume and trends of delinquencies, nonperforming loans, and loan charge-offs. As a result of the review of these factors and historical and current indicators, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at March 31, 2010 or December 31, 2009. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  Uncertain tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more than likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

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

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Commitments to extend credit and unused lines of credit totaled $585.6 million at March 31, 2010 and $556.6 million at December 31, 2009.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $36.6 million at March 31, 2010 and $34.6 million at December 31, 2009. As of March 31, 2010, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended March 31,	2010	2009
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	34,230	32,478
Net income available to common shareholders	13,976	13,072
Basic EPS	$0.41	$0.40
Diluted EPS:
Weighted average common shares outstanding	34,230	32,478
Dilutive effect of common stock options and restricted stock	195	167
Weighted average common shares and common share equivalents	34,425	32,645
Net income available to common shareholders	13,976	13,072
Diluted EPS	$0.41	$0.40

There were 1,464,626 stock options for the quarter ended March 31, 2010 and 1,216,128 stock options for the quarter ended March 31, 2009 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 6.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at March 31, 2010.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The components of expense for pension and other benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
Components of net periodic (benefit) cost:	2010	2009	2010	2009
Service cost	$462	$587	$5	$6
Interest cost	871	862	53	56
Expected return on plan assets	(1,777)	(1,401)	-	-
Net amortization	401	671	(8)	(13)
Total (benefit) cost	$(43)	$719	$50	$49

The Company is not required to make contributions to the plans in 2010.  The Company recorded approximately $0.2 million, net of tax, as amortization of pension amounts previously recognized in Accumulated Other Comprehensive Income during the three months ended March 31, 2010.

Recent market conditions have resulted in an unusually high degree of volatility and increased the risks and short term liquidity associated with certain investments held by the Company’s defined benefit pension plan (“the Plan”) which could impact the value of these investments.

Note 7.	Trust Preferred Debentures

CNBF Capital Trust I is a Delaware statutory business trust formed in 1999, for the purpose of issuing $18 million in trust preferred securities and lending the proceeds to the Company. NBT Statutory Trust I is a Delaware statutory business trust formed in 2005, for the purpose of issuing $5 million in trust preferred securities and lending the proceeds to the Company.  NBT Statutory Trust II is a Delaware statutory business trust formed in 2006, for the purpose of issuing $50 million in trust preferred securities and lending the proceeds to the Company to provide funding for the acquisition of CNB Bancorp, Inc. These three statutory business trusts are collectively referred herein to as “the Trusts.”  The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities.  The Trusts are variable interest entities (“VIEs”) for which the Company is not the primary beneficiary, as defined by U.S. GAAP.  In accordance with U.S. GAAP, the accounts of the Trusts are not included in the Company’s consolidated financial statements.  On January 1, 2010, the Company adopted Accounting Standards Update (“ASU”) 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“Topic 810”), which had no impact on the Company’s financial statements.

As of March 31, 2010, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Trust Preferred Debt Owed To Trust	Final Maturity date
CNBF Capital Trust I	June 1999	18,000	3-month LIBOR plus 2.75%	$18,720	August 2029

NBT Statutory Trust I	November 2005	5,000	6.30% Fixed *	5,155	December 2035

NBT Statutory Trust II	February 2006	50,000	6.195% Fixed *	51,547	March 2036

* Fixed for 5 years, converts to floating at 3-month LIBOR plus 140 basis points

The Company owns all of the common stock of the Trusts, which have issued trust preferred securities in conjunction with the Company issuing trust preferred debentures to the Trusts. The terms of the trust preferred debentures are substantially the same as the terms of the trust preferred securities.

Note 8.	Fair Value Measurements and Fair Value of Financial Instruments

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

For the three months ended March 31, 2010, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 31, 2010
Assets:
Securities Available for Sale:
U.S. Treasury	$20,141	$-	$-	$20,141
Federal Agency	-	356,533	-	356,533
State & municipal	-	140,529	-	140,529
Mortgage-backed	-	261,068	-	261,068
Collateralized mortgage obligations	-	338,560	-	338,560
Corporate	-	20,673	-	20,673
Other securities	12,225	2,017	-	14,242
Total Securities Available for Sale	$32,366	$1,119,380	$-	$1,151,746

Trading Securities	2,593	-	-	2,593
Total	$34,959	$1,119,380	$-	$1,154,339

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets:
Securities Available for Sale:
U.S. Treasury	$20,086	$-	$-	$20,086
Federal Agency	-	313,157	-	313,157
State & municipal	-	137,613	-	137,613
Mortgage-backed	-	280,861	-	280,861
Collateralized mortgage obligations	-	330,711	-	330,711
Corporate	-	20,674	-	20,674
Other securities	11,654	2,002	-	13,656
Total Securities Available for Sale	$31,740	$1,085,018	$-	$1,116,758

Trading Securities	2,410	-	-	2,410
Total	$34,150	$1,085,018	$-	$1,119,168

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

U.S. GAAP require disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, lease residuals, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurement recorded during the three month period ended March 31, 2010 was related to impaired loans.  During the three month period ended March 31, 2010, the Company established specific reserves of approximately $0.2 million, which were included in the provision for loan and lease losses for the respective period.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$236,776	$236,776	$187,161	$187,161
Securities available for sale	1,151,746	1,151,746	1,116,758	1,116,758
Securities held to maturity	157,108	158,896	159,946	161,851
Trading securities	2,593	2,593	2,410	2,410
Loans (1)	3,637,622	3,624,431	3,645,398	3,627,198
Less allowance for loan losses	70,150	-	66,550	-
Net loans	3,567,472	3,624,431	3,578,848	3,627,198
Accrued interest receivable	21,053	21,053	22,104	22,104
Financial liabilities
Savings, NOW, and money market	$2,408,924	$2,408,924	$2,269,779	$2,269,779
Time deposits	1,009,485	1,018,487	1,033,278	1,041,370
Noninterest bearing	758,770	758,770	789,989	789,989
Short-term borrowings	166,942	166,942	155,977	155,977
Long-term debt	504,590	504,338	554,698	596,588
Accrued interest payable	5,954	5,954	5,814	5,814
Trust preferred debentures	75,422	73,728	75,422	73,244

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

Note 9.  Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
March 31, 2010
U.S. Treasury	$20,092	$49	$-	$20,141
Federal Agency	353,878	3,033	377	356,534
State & municipal	138,424	2,455	350	140,529
Mortgage-backed	248,331	12,736	-	261,067
Collateralized mortgage obligations	329,405	9,155	-	338,560
Corporate	20,009	664	-	20,673
Other securities	11,613	2,657	28	14,242
Total securities available for sale	$1,121,752	$30,749	$755	$1,151,746
December 31, 2009
U.S. Treasury	$20,102	$5	$21	$20,086
Federal Agency	310,012	3,214	69	313,157
State & municipal	135,181	2,738	306	137,613
Mortgage-backed	269,255	11,606	-	280,861
Collateralized mortgage obligations	321,890	9,003	182	330,711
Corporate	20,011	663	-	20,674
Other securities	12,295	1,483	122	13,656
Total securities available for sale	$1,088,746	$28,712	$700	$1,116,758

In the available for sale category at March 31, 2010, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSE securities with an amortized cost of $219.7 million and a fair value of $230.5 million and US Government Agency securities with an amortized cost of $28.7 million and a fair value of $30.5 million; collateralized mortgage obligations were comprised of GSE securities with an amortized cost of $183.0 million and a fair value of $187.1 million and US Government Agency securities with an amortized cost of $146.4 million and a fair value of $151.4 million.

In the available for sale category at December 31, 2009, federal agency securities were comprised of GSE securities; mortgaged-backed securities were comprised of GSE securities with an amortized cost of $238.8 million and a fair value of $248.7 million and US Government Agency securities with an amortized cost of $30.5 million and a fair value of $32.1 million; collateralized mortgage obligations were comprised of GSE securities with an amortized cost of $186.1 million and a fair value of $190.4 million and US Government Agency securities with an amortized cost of $135.8 million and a fair value of $140.3 million.

Others securities primarily represent marketable equity securities.

The following table sets forth information with regard to sales transactions of securities available for sale:

	Three months ended March 31,
(In thousands)	2010	2009
Proceeds from sales	$702	$-
Gross realized gains	20	-
Gross realized losses	-	-
Net securities gains	$20	$-

During the periods presented above, the Company also recognized securities gains and losses from calls and maturities.

Securities available for sale with amortized costs totaling $1.1 billion at March 31, 2010 and December 31, 2009, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at March 31, 2010 and December 31, 2009, securities available for sale with an amortized cost of $195.2 million and $178.0 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
March 31, 2010
Mortgage-backed	$1,983	$196	$-	$2,179
State & municipal	155,125	1,595	3	156,717
Total securities held to maturity	$157,108	$1,791	$3	$158,896
December 31, 2009
Mortgage-backed	$2,041	$172	$-	$2,213
State & municipal	157,905	1,736	3	159,638
Total securities held to maturity	$159,946	$1,908	$3	$161,851

At March 31, 2010 and December 31, 2009, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

The following table sets forth information with regard to investment securities with unrealized losses at March 31, 2010 and December 31, 2009:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

March 31, 2010
U.S. Treasury	$-	$-		$-	$-		$-	$-	-
Federal agency	90,499	(377)	9	-	-	-	90,499	(377)	9
State & municipal	9,471	(82)	18	9,630	(271)	37	19,101	(353)	55
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	-
Other securities	-	-	-	52	(28)	1	52	(28)	1
Total securities with unrealized losses	$99,970	$(459)	27	$9,682	$(299)	38	$109,652	$(758)	65

December 31, 2009
U.S. Treasury	$20,022	$(21)	2	$-	$-	-	$20,022	$(21)	2
Federal agency	29,931	(69)	3	-	-	-	29,931	(69)	3
State & municipal	7,121	(40)	13	9,629	(269)	33	16,750	(309)	46
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	51,882	(124)	4	33,235	(58)	2	85,117	(182)	6
Other securities	4,900	(93)	1	52	(29)	1	4,952	(122)	2
Total securities with unrealized losses	$113,856	$(347)	23	$42,916	$(356)	36	$156,772	$(703)	59

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of March 31, 2010, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of March 31, 2010, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at March 31, 2010:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$26,880	$27,137
From one to five years	384,741	387,007
From five to ten years	274,950	286,879
After ten years	423,568	436,481
	$1,110,139	$1,137,504
Debt securities classified as held to maturity
Within one year	$97,134	$97,153
From one to five years	38,342	39,376
From five to ten years	16,919	17,457
After ten years	4,713	4,910
	$157,108	$158,896

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at March 31, 2010.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for an understanding of the following discussion and analysis.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results of the full year ending December 31, 2010 or any future period.

Forward-looking Statements

Certain statements in this filing and future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,” “projects,” “could,” or other similar terms.   There are a number of factors, many of which are beyond the Company’s control, that could cause actual results to differ materially from those contemplated by the forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following: (1) competitive pressures among depository and other financial institutions may increase significantly; (2) revenues may be lower than expected; (3) changes in the interest rate environment may affect interest margins; (4) general economic conditions, either nationally or regionally, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality and/or a reduced demand for credit; (5) legislative or regulatory changes, including changes in accounting standards or tax laws, may adversely affect the businesses in which the Company is engaged; (6) competitors may have greater financial resources and develop products that enable such competitors to compete more successfully than the Company; (7) adverse changes may occur in the securities markets or with respect to inflation; (8) acts of war or terrorism; (9) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; (10) internal control failures; and (11) the Company’s success in managing the risks involved in the foregoing.

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

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the judgment in evaluating the level of the allowance required to cover credit losses inherent in the loan and lease portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan and lease losses indicates that the allowance is adequate, under adversely different conditions or assumptions, the allowance may need to be increased. For example, if historical loan and lease loss experience significantly worsened or if current economic conditions further deteriorated, particularly in the Company’s primary market area, additional provisions for loan and lease losses may be required to increase the allowance. In addition, the assumptions and estimates relating to loss experience, ability to collect and economic conditions used in the internal reviews of the Company’s nonperforming loans and potential problem loans has a significant impact on the overall analysis of the adequacy of the allowance for loan and lease losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral valuations were significantly lowered, the Company’s allowance for loan and lease policy may require additional provisions for loan and lease losses.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first three months of 2010:

•
The Company experienced a 2.3% growth in average earning assets for the three months ending March 31, 2010 as compared with the three months ending March 31, 2009, due primarily to increases in average short-term interest bearing accounts and average securities held to maturity.  However, as a result of this excess liquidity, our Federal Funds sold position had a negative impact of 12 basis points (“bp”) on our net interest margin for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

•
The Company continues to strategically focus on noninterest income initiatives. Retirement plan administration fees increased approximately 37% for the three months ended March 31, 2010 as compared with the same period in 2009 due to new business from Epic Advisors, Inc., a full-service 401(k) plan recordkeeping firm. In addition, trust income increased approximately $0.4 million for the three months ended March 31, 2010 as compared to the same period in 2009 as a result of an increase in fair value of trust assets under administration.

•
Pension expenses decreased by approximately $0.8 million for the first quarter of 2010 as compared with the first quarter of 2009, due in large part to the increase in the expected return on pension plan assets.

•
The Company continues to make strategic investments into new markets in an effort to position itself for future growth. In February 2010, the Company opened an office in Queensbury, NY, continuing our expansion into the Glens Falls, NY region. The Company also has plans for 2010 to open a financial center and branch office in Schenectady, NY and branch office in Williston, VT.

•
The Company recorded a provision for loan and lease losses of $9.2 million during the first quarter of 2010 compared with $6.5 million during the first quarter of 2009. This increase was due primarily to the increase in the required level of allowance to loan and lease losses as a result of consistent application of the Company’s migration analysis model for calculating the allowance for loan and lease losses, combined with the impacts that New York State and local economic conditions have on customers’ ability to pay, collateral values and loan charge-offs. Despite the increase in the provision for loan and lease losses, several asset quality indicators have remained stable or improved. Net charge-offs to average loans and leases for the three months ended March 31, 2010 were 0.63%, compared with 0.70% for the three months ended March 31, 2009. Past due loans as a percentage of total loans has improved slightly to 0.87% at March 31, 2010, as compared with 0.89% at December 31, 2009 and 0.93% at March 31, 2009.

Net income per diluted share for the three months ended March 31, 2010 was $0.41 per share, as compared with $0.40 per share for the three months ended March 31, 2009.  Net income for the three months ended March 31, 2010 was $14.0 million, up $0.9 million, or 6.9%, from $13.1 million for the first quarter last year.  The increase in net income for the three months ended March 31, 2010 compared with the three months ended March 31, 2009 was primarily the result of increases in net interest income, trust income, and retirement plan administration income, offset by increased provision for loan and lease losses.

The following table depicts several annualized measurements of performance using U.S. GAAP net income that management reviews in analyzing the Company’s performance. Returns on average assets and average equity measure how effectively an entity utilizes its total resources and capital, respectively. Net interest margin, which is the net federal taxable equivalent (FTE) interest income divided by average earning assets, is a measure of an entity's ability to utilize its earning assets in relation to the cost of funding. Interest income for tax-exempt securities and loans is adjusted to a taxable equivalent basis using the statutory Federal income tax rate of 35%.

Performance Measures

For the three months ended March 31	2010	2009
Return on average assets (ROAA)	1.03%	0.99%
Return on average equity (ROAE)	11.05%	12.14%
Net Interest Margin	4.21%	4.09%

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

FTE net interest income increased $2.6 million, or 5.2%, during the three months ended March 31, 2010, compared to the same period of 2009. The increase in FTE net interest income resulted primarily from a decrease in the rate paid on interest bearing liabilities of 63 bp to 1.44% for the three months ended March 31, 2010 from 2.07% for the same period in 2009.  The interest rate spread increased 18 bp during the three months ended March 31, 2010 compared to the same period in 2009.  The net interest margin increased by 12 bp to 4.21% for the three months ended March 31, 2010, compared with 4.09% for the same period in 2009.  For the three months ended March 31, 2010, total FTE interest income decreased $4.0 million, or 5.6% as compared with the three months ended March 31, 2009.  The yield on earning assets for the period decreased 45 bp to 5.39% for the three months ended March 31, 2010 from 5.84% for the same period in 2009.  This decrease was partially offset by an increase in average interest earning assets of $114.9 million, or 2.3%, for the three months ended March 31, 2010 when compared to the same period in 2009, principally from growth in short-term interest bearing accounts.  As a result of our excess liquidity, our Federal Funds sold position had a negative impact of 12 bp on our net interest margin for the three months ended March 31, 2010.

For the quarter ended March 31, 2010, total interest expense decreased $6.6 million, or 31.0%, primarily the result of the decrease in target Fed Funds rate over the past two years, which impacts the Company’s short-term borrowing, money market account and time deposit rates.  Average interest bearing liabilities decreased nominally for the three months ended March 31, 2010 when compared to the same period in 2009.  Total average interest bearing deposits increased $63.6 million, or 1.9%, for the three months ended March 31, 2010 when compared to the same period in 2009.  The rate paid on average interest bearing deposits decreased 67 bp from 1.69% for the three months ended March 31, 2009 to 1.02% for the same period in 2010.  For the three months ended March 31, 2010, the Company experienced a shift in its deposit mix from time deposits to money market deposit accounts and NOW accounts. Average time deposit accounts decreased approximately $314.8 million, or 23.5%, for the three months ended March 31, 2010 when compared to the same period in 2009, while money market accounts and NOW accounts collectively increased approximately $323.7 million, or 21.7%.

Total average borrowings, including trust preferred debentures, decreased $96.1 million, or 11.2%, for the three months ended March 31, 2010 compared with the same period in 2009.  Average short-term borrowings increased by $8.9 million, or 5.9%, from $148.4 million for the three months ended March 31, 2009 to $157.3 million for the three months ended March 31, 2010.  Average long-term debt decreased $104.9 million, or 16.6%, for the three months ended March 31, 2010, compared with the same period in 2009.  The rate paid on long-term debt decreased to 3.90% for the three months ended March 31, 2010, from 3.98% for the same period in 2009.  As a result of the decrease in the average balance and rate paid on long-term debt, interest paid on long-term debt decreased $1.1 million, or 18.3%, for the three months ended March 31, 2010 as compared to the same period in 2009.

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

Three months ended March 31,
	Average	2010	Yield/	Average	2009	Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$124,018	$67	0.22%	$2,684	$13	1.96%
Securities available for sale (1)(excluding unrealized gains or losses)	1,088,604	10,781	4.02%	1,089,512	13,114	4.88%
Securities held to maturity (1)	155,800	1,714	4.46%	138,700	1,861	5.44%
Investment in FRB and FHLB Banks	34,728	529	6.17%	38,852	349	3.64%
Loans and leases (2)	3,640,137	53,880	6.00%	3,658,682	55,626	6.17%
Total interest earning assets	$5,043,287	$66,971	5.39%	$4,928,430	$70,963	5.84%
Other assets	446,257			423,046
Total assets	$5,489,544			$5,351,476

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,093,986	$1,896	0.70%	$942,223	$3,109	1.34%
NOW deposit accounts	722,179	822	0.46%	550,241	786	0.58%
Savings deposits	532,677	193	0.15%	478,033	210	0.18%
Time deposits	1,027,343	5,543	2.19%	1,342,097	9,734	2.94%
Total interest bearing deposits	$3,376,185	$8,454	1.02%	$3,312,594	$13,839	1.69%
Short-term borrowings	157,255	124	0.32%	148,448	147	0.40%
Trust preferred debentures	75,422	1,027	5.52%	75,422	1,086	5.84%
Long-term debt	526,326	5,065	3.90%	631,238	6,197	3.98%
Total interest bearing liabilities	$4,135,188	$14,670	1.44%	$4,167,702	$21,269	2.07%
Demand deposits	759,533			680,835
Other liabilities	81,649			66,254
Stockholders' equity	513,174			436,685
Total liabilities and stockholders' equity	$5,489,544			$5,351,476
Net interest income (FTE)		52,301			49,694
Interest rate spread			3.95%			3.77%
Net interest margin			4.21%			4.09%
Taxable equivalent adjustment		1,500			1,582
Net interest income		$50,801			$48,112

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended March 31,
	Increase (Decrease)
	2010 over 2009
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$145	$(91)	$54
Securities available for sale	(11)	(2,322)	(2,333)
Securities held to maturity	1,045	(1,192)	(147)
Investment in FRB and FHLB Banks	(237)	417	180
Loans and leases	(281)	(1,465)	(1,746)
Total interest income	661	(4,653)	(3,992)

Money market deposit accounts	2,726	(3,939)	(1,213)
NOW deposit accounts	807	(771)	36
Savings deposits	111	(128)	(17)
Time deposits	(2,003)	(2,188)	(4,191)
Short-term borrowings	50	(73)	(23)
Trust preferred debentures	-	(59)	(59)
Long-term debt	(1,012)	(120)	(1,132)
Total interest expense	679	(7,278)	(6,599)

Change in FTE net interest income	$(18)	$2,625	$2,607

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended March 31,
	2010	2009
(in thousands)
Service charges on deposit accounts	$6,130	$6,297
Insurance revenue	5,245	5,338
Trust	1,766	1,409
Net securities gains	28	-
Bank owned life insurance income	981	872
ATM and debit card fees	2,367	2,182
Retirement plan administration fees	2,390	1,741
Other	1,434	1,751
Total noninterest income	$20,341	$19,590

Noninterest income for the three months ended March 31, 2010 was $20.3 million, up $0.7 million or 3.8% from $19.6 million for the same period in 2009.  The increase in noninterest income was due primarily to an increase in retirement plan administration fees of approximately $0.6 million for the three month period ended March 31, 2010 as compared with the three month period ended March 31, 2009 as a result of revenue growth from new business.  In addition, trust income increased approximately $0.4 million for the three months ended March 31, 2010 as compared to the same period in 2009 as a result of an increase in fair value of trust assets under administration.  These increases were partially offset by a decrease in other noninterest income of approximately $0.3 million due in large part to a decrease in mortgage banking activity in the first quarter of 2010 as compared with the first quarter of 2009.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended March 31,
	2010	2009
(in thousands)
Salaries and employee benefits	$22,204	$21,427
Occupancy	4,152	4,165
Equipment	2,100	2,022
Data processing and communications	3,218	3,295
Professional fees and outside services	2,284	2,722
Office supplies and postage	1,542	1,530
Amortization of intangible assets	781	813
Loan collection and other real estate owned	1,059	748
FDIC expenses	1,553	1,529
Other	3,267	4,054
Total noninterest expense	$42,160	$42,305

Noninterest expense for the three months ended March 31, 2010 was $42.2 million, down slightly from $42.3 million for the same period in 2009.  Salaries and employee benefits increased $0.8 million, or 3.6%, for the three months ended March 31, 2010 compared with the same period in 2009.  This increase was due primarily to increases in full-time-equivalent employees and merit increases.  Loan collection and other real estate owned expenses increased approximately $0.3 million, or 41.6%, for the three month period ended March 31, 2010 as compared with the three months ended March 31, 2009.  This increase was due to higher property taxes paid by the Company on collateral securing certain loans.  These increases were partially offset by a decrease in other operating expenses of approximately $0.8 million for the three month period ended March 31, 2010, as compared with the three months ended March 31, 2009.  This decrease resulted from a decline in losses incurred on lease residual asset sales during the first quarter of 2010 as compared with the first quarter of 2009.  In addition, professional fees and outside services decreased by $0.4 million, or 16.1%, for the three month period ended March 31, 2010 as compared with the three months ended March 31, 2009.  This decrease was due to legal fees incurred during the first quarter of 2009 related to de novo branch activity.

Income Taxes

Income tax expense for the three month period ended March 31, 2010 was $5.8 million, down from $5.9 million for the same period in 2009.  The effective rates were 29.2% and 31.0% for the three month periods ended March 31, 2010 and 2009, respectively.

ANALYSIS OF FINANCIAL CONDITION

Securities

The Company classifies its securities at date of purchase as available for sale, held to maturity or trading.  Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity.  Held to maturity securities are recorded at amortized cost.  Available for sale securities are recorded at fair value.  Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders’ equity as a component of accumulated other comprehensive income or loss.  For the securities that the Company does not have the intent to sell and will not be more likely than not required to sell, the amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.  Securities with an other-than-temporary impairment are generally placed on nonaccrual status.  Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income.  Transfers of securities between categories are recorded at fair value at the date of transfer.

Average total earning securities increased $16.2 million, or 1.3%, for the three months ended March 31, 2010 when compared to the same period in 2009.  The average balance of securities available for sale decreased nominally for the three months ended March 31, 2010 when compared to the same period in 2009.  The average balance of securities held to maturity increased $17.1 million, or 12.3%, for the three months ended March 31, 2010, compared to the same period in 2009. The average total securities portfolio represents 24.7% of total average earning assets for the three months ended March 31, 2010, down slightly from 24.9% for the same period in 2009.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	March 31, 2010	December 31, 2009
Mortgage-backed securities:
With maturities 15 years or less	15%	22%
With maturities greater than 15 years	5%	6%
Collateral mortgage obligations	25%	29%
Municipal securities	23%	20%
US agency notes	27%	17%
Other	5%	6%
Total	100%	100%

The Company’s mortgage backed securities, U.S. agency notes, and collateralized mortgage obligations are all “prime/conforming” and are guaranteed by Fannie Mae, Freddie Mac, Federal Home Loan Bank, Federal Farm Credit Banks, or Ginnie Mae (“GNMA”).  GNMA securities are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government.  Currently, there are no subprime mortgages in our investment portfolio.

During the three months ended March 31, 2010, the Company experienced a shift from mortgage-backed securities to U.S. agency notes.  As of March 31, 2010, mortgage-backed securities with maturities of 15 years or less comprised 15% of the securities portfolio as compared to 22% as of December 31, 2009.  As of March 31, 2010, US agency notes comprised 27% of the Company’s securities as compared to 17% as of December 31, 2009.  This shift was due to the reinvestment of maturing mortgage-backed securities in GSE securities due to the current interest rate environment.

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	March 31, 2010	December 31, 2009
Residential real estate mortgages	$607,201	$622,898
Commercial	588,428	581,870
Commercial real estate mortgages	744,215	718,235
Real estate construction and development	76,864	76,721
Agricultural and agricultural real estate mortgages	119,520	122,466
Consumer	850,380	856,956
Home equity	594,610	603,585
Lease financing	56,404	62,667
Total loans and leases	$3,637,622	$3,645,398

Total loans and leases decreased nominally at March 31, 2010 from December 31, 2009, and represent approximately 65.8% of assets, as compared to 66.7% of total assets at December 31, 2009.  Residential real estate mortgages decreased by approximately $15.7 million, or 2.5%, from December 31, 2009 to March 31, 2010.  This decrease is primarily due to sales by the Company of newly originated loans to secondary markets.  Commercial real estate mortgages increased by approximately $26.0 million, or 3.6%, from December 31, 2009 to March 31, 2010.

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

After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan and lease losses to outstanding loans and leases at March 31, 2010 was 1.93% compared with 1.83% at December 31, 2009.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

The following table reflects changes to the allowance for loan and lease losses for the periods presented. The allowance is increased by provisions for losses charged to operations and is reduced by net charge-offs. Charge-offs are made when the ability to collect loan principal within a reasonable time becomes unlikely. Any recoveries of previously charged-off loans are credited directly to the allowance for loan and lease losses.

Allowance For Loan and Lease Losses
	Three months ended
(dollars in thousands)	March 31, 2010		March 31, 2009
Balance, beginning of period	$66,550		$58,564
Recoveries	1,242		1,155
Charge-offs	(6,885)		(6,859)
Net charge-offs	(5,643)		(5,704)
Provision for loan losses	9,243		6,451
Balance, end of period	$70,150		$59,311
Composition of Net Charge-offs
Commercial and agricultural	$(2,305)	41%	$(2,188)	38%
Real estate mortgage	(106)	2%	(202)	4%
Consumer	(3,232)	57%	(3,314)	58%
Net charge-offs	$(5,643)	100%	$(5,704)	100%
Annualized net charge-offs to average loans and leases	0.63%		0.63%

Nonperforming assets consist of nonaccrual loans, loans 90 days or more past due and still accruing, restructured loans, OREO, and nonperforming securities. Loans are generally placed on nonaccrual when principal or interest payments become ninety days past due, unless the loan is well secured and in the process of collection. Loans may also be placed on nonaccrual when circumstances indicate that the borrower may be unable to meet the contractual principal or interest payments. OREO represents property acquired through foreclosure and is valued at the lower of the carrying amount or fair value, less any estimated disposal costs.  Nonperforming securities include securities which management believes are other-than-temporarily impaired, are carried at their estimated fair value and are not accruing interest.

Nonperforming Assets
	March 31,		December 31,
(Dollars in thousands)	2010		2009
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$25,779	66%	$25,521	66%
Real estate mortgages	5,741	15%	6,140	16%
Consumer	7,266	19%	6,249	16%
Troubled debt restructured loans	-	0%	836	2%
Total nonaccrual loans	38,786	100%	38,746	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	0%	59	2%
Real estate mortgages	365	18%	602	24%
Consumer	1,642	82%	1,865	74%
Total loans 90 days or more past due and still accruing	2,007	100%	2,526	100%

Total nonperforming loans	40,793		41,272
Other real estate owned (OREO)	1,989		2,358
Total nonperforming assets	$42,782		$43,630
Total nonperforming loans to total loans and leases	1.12%		1.13%
Total nonperforming assets to total assets	0.77%		0.80%
Total allowance for loan and lease losses to nonperforming loans	171.97%		161.25%

Loans over 60 days past due but not over 90 days past due were 0.17% of total loans as of March 31, 2010, compared to 0.15% of total loans as of December 31, 2009.  In addition to nonperforming loans, the Company has also identified approximately $82.4 million in potential problem loans at March 31, 2010 as compared to $79.1 million at December 31, 2009.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  At the Company, potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  At March 31, 2010, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Company recorded a provision for loan and lease losses of $9.2 million during the first quarter of 2010 compared with $6.5 million during the first quarter of 2009.  The increase in the provision for loan and lease losses for the three months ended March 31, 2010 as compared with the three months ended March 31, 2009 was due primarily to the increase in the required level of allowance to loan and lease losses as a result of consistent application of the Company’s migration analysis model for calculating the allowance for loan and lease losses, combined with the impact and uncertainty that New York State and local economic conditions have on customers’ ability to pay, collateral values and loan charge-offs.  Net charge-offs to average loans and leases for the three months ended March 31, 2010 were 0.63%, compared with 0.70% for December 31, 2009.  The Company’s allowance for loan and lease losses increased to 1.93% of loans and leases at March 31, 2010, compared with 1.83% at December 31, 2009.  Specific reserves on impaired loans totaled $2.5 million at March 31, 2010 and $2.6 million at December 31, 2009.  General allocations totaled $67.6 million at March 31, 2010 and $64.0 million at December 31, 2009.

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

Deposits

Total deposits were $4.2 billion at March 31, 2010, up $84.1 million, or 2.1%, from December 31, 2009.  The increase in deposits compared with December 31, 2009 was driven primarily by increases in money market accounts and NOW accounts, offset by decreases in savings, time deposits, and demand deposits.

Total average deposits for the three months ended March 31, 2010 increased $142.3 million, or 3.6%, from the same period in 2009.  The Company experienced an increase in average money market accounts of $151.8 million, or 16.1%, for the three months ended March 31, 2010 compared to the same period in 2009.  Average NOW accounts increased $171.9 million, or 31.2%, to $722.2 million for the three months ended March 31, 2010 from $550.2 million for the same period in 2009.  Average savings accounts increased $54.6 million, or 11.4%, for the three month period ending March 31, 2010 as compared to the same period in 2009.  This increase in average money market, NOW and savings accounts was primarily due to a shift from time deposit accounts due to a decline in interest rates offered on time deposits driven by the decrease in the Fed Funds rate.    Average time deposits decreased $314.8 million, or 23.5%, for the three months ended March 31, 2010 from the same period in 2009.  Average demand deposit accounts increased $78.7 million, or 11.6%, for the three months ended March 31, 2010 as compared to the same period in 2009.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $166.9 million at March 31, 2010 compared to $156.0 million at December 31, 2009.  The Company has been in a Fed Funds sold position since March 2009 which has decreased reliance on short-term borrowings.  Long-term debt was $504.6 million at March 31, 2010, as compared to $554.7 million at December 31, 2009.  This decrease was mainly due to the repayment of FHLB borrrowings.  For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $515.5 million represented 9.3% of total assets at March 31, 2010, compared with $505.1 million, or 9.2% as of December 31, 2009.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at March 31, 2010 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Capital Measurements	March 31, 2010	December 31, 2009
Tier 1 leverage ratio	8.55%	8.35%
Tier 1 capital ratio	11.59%	11.34%
Total risk-based capital ratio	12.84%	12.59%
Cash dividends as a percentage of net income	49.25%	52.14%
Per common share:
Book value	$14.97	$14.69
Tangible book value	$11.06	$10.75

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

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) with a static balance sheet over a 12-month period.  Two additional models are run with static balance sheets: (1) a gradual increase of 200 bp, and (2) a gradual decrease of 100 bp taking place over a 12-month period. Under these scenarios, assets subject to prepayments are adjusted to account for faster or slower prepayment assumptions.  Any investment securities or borrowings that have callable options embedded into them are handled accordingly based on the interest rate scenario. The resultant changes in net interest income are then measured against the flat rate scenario.

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the March 31, 2010 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(1.38%)
-100	(1.03%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At March 31, 2010, the Company’s Basic Surplus measurement was 7.1% of total assets or $394 million as compared to the December 31, 2009 Basic Surplus of 6.8%, and was above the Company’s minimum of 5% or $277 million set forth in its liquidity policies.  Since March 2009, the Company has been in a Fed Funds sold position as a result of excess liquidity.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet. Investment decisions and deposit pricing strategies are impacted by the liquidity position.

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At March 31, 2010, approximately $76.7 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At March 31, 2010 and December 31, 2009, FHLB advances outstanding totaled $480 million and $530 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $161 million at March 31, 2010 and $167 million at December 31, 2009.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $143 million at March 31, 2010 or used to collateralize other borrowings, such as repurchase agreements.  At March 31, 2010 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $422 million.

Recent Accounting Pronouncements

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), was issued in January 2010. Subtopic 820-10 has been amended to require new disclosures: (a) transfers in and out of Levels 1 and 2 should be disclosed separately including a description of the reasons for the transfers, and (b) activity in Level 3 fair value measurements shall be reported on a gross basis, including information about purchases, sales, issuances, and settlements.  The amendments also clarify existing disclosures relating to disaggregated reporting, model inputs, and valuation techniques. The new disclosures are effective for us in the first quarter of 2010, except for the gross reporting of Level 3 activity which is effective beginning in the first quarter of 2011. Implementing these amendments may result in additional disclosures in our interim and annual reports, however did not result in any additional disclosures for the period ending March 31, 2010.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as  of  March 31, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company's disclosure controls and procedures were effective.

There  were  no changes made in the Company's internal control over financial  reporting  that  occurred  during  the  Company's  most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1 – LEGAL PROCEEDINGS

There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is subject.

Item 1A – RISK FACTORS

Management of the Company does not believe there have been any material changes in the risk factors that were disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010 for the fiscal year ended December 31, 2009.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3 – DEFAULTS UPON SENIOR SECURITIES

None

Item 4 – [REMOVED AND RESERVED]

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

10.1   Employment Agreement, dated May 7, 2010, by and between Sheldon Prentice and NBT Bancorp Inc.

10.2   Change in Control Agreement, dated May 7, 2010, by and between Sheldon Prentice and NBT Bancorp Inc.

31.1   Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of May 2010.

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

10.1   Employment Agreement, dated May 7, 2010, by and between Sheldon Prentice and NBT Bancorp Inc.

10.2   Change in Control Agreement, dated May 7, 2010, by and between Sheldon Prentice and NBT Bancorp Inc.

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