Form 10-Q
period 2010-06-30
NBT BANCORP INC
filed 2010-08-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.
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

As of July 31, 2010, there were 34,487,539 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended June 30, 2010

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	June 30,	December 31,
(In thousands, except share and per share data)	2010	2009
Assets
Cash and due from banks	$105,329	$107,980
Short-term interest bearing accounts	61,708	79,181
Securities available for sale, at fair value	1,137,986	1,116,758
Securities held to maturity (fair value $124,456 and $161,851, respectively)	122,549	159,946
Trading securities	2,495	2,410
Federal Reserve and Federal Home Loan Bank stock	32,178	35,979
Loans and leases	3,647,445	3,645,398
Less allowance for loan and lease losses	70,300	66,550
Net loans and leases	3,577,145	3,578,848
Premises and equipment, net	66,305	66,221
Goodwill	114,842	114,938
Intangible assets, net	19,055	20,590
Bank owned life insurance	73,773	74,751
Other assets	101,796	106,424
Total assets	$5,415,161	$5,464,026
Liabilities
Demand (noninterest bearing)	$798,454	$789,989
Savings, NOW, and money market	2,337,642	2,269,779
Time	965,235	1,033,278
Total deposits	4,101,331	4,093,046
Short-term borrowings	159,036	155,977
Long-term debt	479,461	554,698
Trust preferred debentures	75,422	75,422
Other liabilities	72,889	79,760
Total liabilities	4,888,139	4,958,903

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at June 30, 2010 and December 31, 2009	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at June 30, 2010 and December 31, 2009; issued 38,035,539 at June 30, 2010 and December 31, 2009	380	380
Additional paid-in-capital	312,641	311,164
Retained earnings	284,622	270,232
Accumulated other comprehensive income	5,048	1,163
Common stock in treasury, at cost, 3,548,993 and 3,650,068 shares at June 30, 2010 and December 31, 2009, respectively	(75,669)	(77,816)
Total stockholders’ equity	527,022	505,123
Total liabilities and stockholders’ equity	$5,415,161	$5,464,026

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Income (unaudited)	2010	2009	2010	2009
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$53,503	$54,886	$107,195	$110,297
Securities available for sale	9,556	11,671	19,602	24,046
Securities held to maturity	1,078	1,209	2,215	2,443
Other	469	606	1,065	967
Total interest, fee, and dividend income	64,606	68,372	130,077	137,753
Interest expense
Deposits	7,999	13,123	16,453	26,962
Short-term borrowings	123	124	247	271
Long-term debt	4,850	5,998	9,915	12,195
Trust preferred debentures	1,033	1,076	2,060	2,162
Total interest expense	14,005	20,321	28,675	41,590
Net interest income	50,601	48,051	101,402	96,163
Provision for loan and lease losses	6,350	9,199	15,593	15,650
Net interest income after provision for loan and lease losses	44,251	38,852	85,809	80,513
Noninterest income
Service charges on deposit accounts	6,301	6,950	12,431	13,247
Insurance and other financial services revenue	4,700	4,220	9,945	9,558
Trust	1,909	1,761	3,675	3,170
Net securities gains	63	17	91	17
Bank owned life insurance	808	670	1,789	1,542
ATM fees and debit card fees	2,462	2,368	4,829	4,550
Retirement plan administration fees	2,595	2,194	4,985	3,935
Other	1,482	1,665	2,916	3,416
Total noninterest income	20,320	19,845	40,661	39,435
Noninterest expense
Salaries and employee benefits	24,224	19,947	46,428	41,374
Occupancy	3,666	3,610	7,818	7,775
Equipment	2,041	2,005	4,141	4,027
Data processing and communications	3,265	3,324	6,483	6,619
Professional fees and outside services	2,191	2,407	4,475	5,129
Office supplies and postage	1,454	1,429	2,996	2,959
Amortization of intangible assets	780	825	1,561	1,638
Loan collection and other real estate owned	668	674	1,727	1,422
FDIC expenses	1,560	4,032	3,113	5,561
Other	4,348	3,686	7,615	7,740
Total noninterest expense	44,197	41,939	86,357	84,244
Income before income tax expense	20,374	16,758	40,113	35,704
Income tax expense	5,950	5,198	11,713	11,072
Net income	$14,424	$11,560	$28,400	$24,632
Earnings per share
Basic	$0.42	$0.34	$0.83	$0.74
Diluted	$0.42	$0.34	$0.82	$0.74

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(in thousands, except share and per share data)

Balance at December 31, 2008	$365	$276,418	$245,340	$(8,204)	$(82,074)	$431,845
Net income	-	-	24,632	-	-	24,632
Cash dividends - $0.40 per share	-	-	(13,390)	-	-	(13,390)
Net issuance of 1,576,230 common shares	15	33,521	-	-	-	33,536
Net issuance of 55,313 shares to employee benefit plans and other stock plans, including tax benefit	-	(546)	-	-	976	430
Stock-based compensation	-	1,741	-	-	-	1,741
Issuance of 57,717 shares of restricted stock awards	-	(1,364)	-	-	1,364	-
Forfeiture of 2,850 shares of restricted stock	-	66	-	-	(66)	-
Other comprehensive income	-	-	-	3,346	-	3,346
Balance at June 30, 2009	$380	$309,836	$256,582	$(4,858)	$(79,800)	$482,140

Balance at December 31, 2009	$380	$311,164	$270,232	$1,163	$(77,816)	$505,123
Net income	-	-	28,400	-	-	28,400
Cash dividends - $0.40 per share	-	-	(13,781)	-	-	(13,781)
Net issuance of 75,963 shares to employee benefit plans and other stock plans, including tax benefit	-	24	(229)	-	1,616	1,411
Stock-based compensation	-	1,984	-	-	-	1.984
Issuance of 27,112 shares of restricted stock awards	-	(577)	-	-	577	-
Forfeiture of 2,000 shares of restricted stock	-	46	-	-	(46)	-
Other comprehensive income	-	-	-	3,885	-	3,885
Balance at June 30, 2010	$380	$312,641	$284,622	$5,048	$(75,669)	$527,022

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Six Months Ended June 30,
Consolidated Statements of Cash Flows (unaudited)	2010	2009
(In thousands, except per share data)
Operating activities
Net income	$28,400	$24,632
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	15,593	15,650
Depreciation and amortization of premises and equipment	2,663	2,674
Net accretion on securities	388	226
Amortization of intangible assets	1,561	1,638
Stock based compensation	1,984	1,741
Bank owned life insurance income	(1,789)	(1,542)
Purchases of trading securities	(116)	(484)
Unrealized losses (gains) in trading securities	31	(161)
Deferred income tax benefit	(7,938)	(422)
Proceeds from sales of loans held for sale	40,396	67,765
Originations and purchases of loans held for sale	(39,028)	(81,781)
Net gains on sales of loans held for sale	(478)	(390)
Net security gains	(91)	(17)
Net gain on sales and writedowns of other real estate owned	(114)	(43)
Net decrease (increase) in other assets	4,592	(11,715)
Net (decrease) increase in other liabilities	(1,492)	9,285
Net cash provided by operating activities	44,562	27,056
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	285,615	256,836
Proceeds from sales	702	-
Purchases	(302,152)	(247,420)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	66,327	48,783
Purchases	(28,962)	(49,583)
Net (increase) decrease in loans	(15,452)	4,133
Net decrease in Federal Reserve and FHLB stock	3,801	816
Proceeds from bank owned life insurance	2,767	1,054
Purchases of premises and equipment	(2,747)	(2,230)
Proceeds from sales of other real estate owned	1,678	178
Net cash provided by investing activities	11,577	12,567
Financing activities
Net increase in deposits	8,285	134,813
Net increase (decrease) in short-term borrowings	3,059	(86,388)
Repayments of long-term debt	(75,237)	(27,501)
Excess tax benefit (cost) from exercise of stock options	123	(406)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,288	836
Issuance of common stock	-	33,536
Cash dividends and payment for fractional shares	(13,781)	(13,390)
Net cash (used in) provided by financing activities	(76,263)	41,500
Net (decrease) increase in cash and cash equivalents	(20,124)	81,123
Cash and cash equivalents at beginning of period	187,161	110,396
Cash and cash equivalents at end of period	$167,037	$191,519
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$29,443	$42,415
Income taxes paid	21,149	4,038
Noncash investing activities:
Loans transferred to OREO	$672	$1,158

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended June 30,		Six months ended June 30,
Consolidated Statements of Comprehensive Income (unaudited)	2010	2009	2010	2009
(In thousands)
Net income	$14,424	$11,560	$28,400	$24,632
Other comprehensive income, net of tax
Unrealized net holding gains arising during the period (pre-tax amounts of $3,733, $223, $5,749, and $4,250)	2,254	134	3,468	2,566
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of ($63), ($17), ($91), and ($17))	(38)	(10)	(55)	(10)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $393, $658, $786, and $1,316)	236	395	472	790
Total other comprehensive income	2,452	519	3,885	3,346
Comprehensive income	$16,876	$12,079	$32,285	$27,978

See accompanying notes to unaudited interim consolidated financial statements

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

The allowance for loan and lease losses is the amount which, in the opinion of management, is necessary to absorb probable losses inherent in the loan and lease portfolio. The allowance is determined based upon numerous considerations, including local and national economic conditions, the growth and composition of the loan portfolio with respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, comprehensive reviews of the loan portfolio by the independent loan review staff and management, as well as consideration of volume and trends of delinquencies, nonperforming loans, and loan charge-offs. As a result of the review of these factors and historical and current indicators, required additions or reductions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.

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

Management believes that the allowance for loan and lease losses is adequate. While management uses available information to recognize loan and lease losses, future additions or reductions to the allowance for loan and lease losses may be necessary based on changes in economic conditions or changes in the values of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance for loan and lease losses based on their judgments about information available to them at the time of their examination which may not be currently available to management.

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

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at June 30, 2010 or December 31, 2009. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  Uncertain tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more than likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

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

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Commitments to extend credit and unused lines of credit totaled $594.5 million at June 30, 2010 and $556.6 million at December 31, 2009.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $26.3 million at June 30, 2010 and $34.6 million at December 31, 2009. As of June 30, 2010, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.  In addition, the Company also issued commercial letters of credit totaling $8.6 million at June 30, 2010 and $14.1 million at December 31, 2009.

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

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended June 30,	2010	2009
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	34,288	34,104
Net income available to common shareholders	14,424	11,560
Basic EPS	$0.42	$0.34
Diluted EPS:
Weighted average common shares outstanding	34,288	34,104
Dilutive effect of common stock options and restricted stock	277	210
Weighted average common shares and common share equivalents	34,565	34,314
Net income available to common shareholders	14,424	11,560
Diluted EPS	$0.42	$0.34

Six months ended June 30,	2010	2009
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	34,259	33,295
Net income available to common shareholders	28,400	24,632
Basic EPS	$0.83	$0.74
Diluted EPS:
Weighted average common shares outstanding	34,259	33,295
Dilutive effect of common stock options and restricted stock	226	188
Weighted average common shares and common share equivalents	34,485	33,483
Net income available to common shareholders	28,400	24,632
Diluted EPS	$0.82	$0.74

There were 1,039,676 stock options for the quarter ended June 30, 2010 and 857,984 stock options for the quarter ended June 30, 2009 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,293,469 stock options for the six months ended June 30, 2010 and 1,090,860 stock options for the six months ended June 30, 2009 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 6.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at June 30, 2010.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The components of expense for pension and other benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended June 30,		Three months ended June 30,
Components of net periodic benefit cost:	2010	2009	2010	2009
Service cost	$462	$586	$5	$6
Interest cost	873	860	53	55
Expected return on plan assets	(1,778)	(1,400)	-	-
Net amortization	401	670	(8)	(12)
Total (benefit) cost	$(42)	$716	$50	$49

	Pension Benefits		Other Benefits
	Six months ended June 30,		Six months ended June 30,
Components of net periodic benefit cost:	2010	2009	2010	2009
Service cost	$924	$1,173	$10	$12
Interest cost	1,744	1,722	106	111
Expected return on plan assets	(3,555)	(2,801)	-	-
Net amortization	802	1,341	(16)	(25)
Total (benefit) cost	$(85)	$1,435	$100	$98

The Company is not required to make contributions to the plans in 2010.  The Company recorded approximately $0.5 million, net of tax, as amortization of pension amounts previously recognized in Accumulated Other Comprehensive Income during the six months ended June 30, 2010.

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

As of June 30, 2010, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

For the six months ended June 30, 2010, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2010
Assets:
Securities Available for Sale:
U.S. Treasury	40,491	-	-	40,491
Federal Agency	-	304,120	-	304,120
State & municipal	-	126,029	-	126,029
Mortgage-backed	-	239,278	-	239,278
Collateralized mortgage obligations	-	391,721	-	391,721
Corporate	-	20,681	-	20,681
Other securities	13,627	2,039	-	15,666
Total Securities Available for Sale	$54,118	$1,083,868	$-	$1,137,986

Trading Securities	2,495	-	-	2,495
Total	$56,613	$1,083,868	$-	$1,140,481

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets:
Securities Available for Sale:
U.S. Treasury	$20,086	$-	$-	$20,086
Federal Agency	-	313,157	-	313,157
State & municipal	-	137,613	-	137,613
Mortgage-backed	-	280,861	-	280,861
Collateralized mortgage obligations	-	330,711	-	330,711
Corporate	-	20,674	-	20,674
Other securities	11,654	2,002	-	13,656
Total Securities Available for Sale	$31,740	$1,085,018	$-	$1,116,758

Trading Securities	2,410	-	-	2,410
Total	$34,150	$1,085,018	$-	$1,119,168

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

U.S. GAAP require disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, lease residuals, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurement recorded during the six month period ended June 30, 2010 was related to impaired loans.  During the three month period ended June 30, 2010, the Company established specific reserves on impaired loans of approximately $0.1 million, which were included in the provision for loan and lease losses for the respective period.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$167,037	$167,037	$187,161	$187,161
Securities available for sale	1,137,986	1,137,986	1,116,758	1,116,758
Securities held to maturity	122,549	124,456	159,946	161,851
Trading securities	2,495	2,495	2,410	2,410
Loans (1)	3,647,445	3,639,958	3,645,398	3,627,198
Less allowance for loan losses	70,300	-	66,550	-
Net loans	3,577,145	3,639,958	3,578,848	3,627,198
Accrued interest receivable	20,334	20,334	22,104	22,104
Financial liabilities
Savings, NOW, and money market	$2,337,642	$2,337,642	$2,269,779	$2,269,779
Time deposits	965,235	976,079	1,033,278	1,041,370
Noninterest bearing	798,454	798,454	789,989	789,989
Short-term borrowings	159,036	159,036	155,977	155,977
Long-term debt	479,461	534,263	554,698	596,588
Accrued interest payable	5,046	5,046	5,814	5,814
Trust preferred debentures	75,422	74,214	75,422	73,244

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

Note 9.  Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
June 30, 2010
U.S. Treasury	$40,117	$374	$-	$40,491
Federal Agency	300,926	3,194	-	304,120
State & municipal	123,032	3,209	212	126,029
Mortgage-backed	224,688	14,590	-	239,278
Collateralized mortgage obligations	382,937	8,784	-	391,721
Corporate	20,008	673	-	20,681
Other securities	12,615	3,093	42	15,666
Total securities available for sale	$1,104,323	$33,917	$254	$1,137,986
December 31, 2009
U.S. Treasury	$20,102	$5	$21	$20,086
Federal Agency	310,012	3,214	69	313,157
State & municipal	135,181	2,738	306	137,613
Mortgage-backed	269,255	11,606	-	280,861
Collateralized mortgage obligations	321,890	9,003	182	330,711
Corporate	20,011	663	-	20,674
Other securities	12,295	1,483	122	13,656
Total securities available for sale	$1,088,746	$28,712	$700	$1,116,758

In the available for sale category at June 30, 2010, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSE securities with an amortized cost of $197.3 million and a fair value of $209.7 million and US Government Agency securities with an amortized cost of $27.4 million and a fair value of $29.5 million; collateralized mortgage obligations were comprised of GSE securities with an amortized cost of $246.8 million and a fair value of $251.2 million and US Government Agency securities with an amortized cost of $136.1 million and a fair value of $140.6 million.

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

Proceeds from the sales of securities available for sale totaled $0.7 million during the six month period ending June 30, 2010.  Gains on these sales were negligible.

Securities available for sale with amortized costs totaling $861.7 million at June 30, 2010 and $1.1 billion at December 31, 2009, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at June 30, 2010 and December 31, 2009, securities available for sale with an amortized cost of $183.4 million and $178.0 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

	Amortized	Unrealized	Unrealized	Estimated
(In thousands)	cost	gains	losses	fair value
June 30, 2010
Mortgage-backed	$1,884	$209	$-	$2,093
State & municipal	120,665	1,700	2	122,363
Total securities held to maturity	$122,549	$1,909	$2	$124,456
December 31, 2009
Mortgage-backed	$2,041	$172	$-	$2,213
State & municipal	157,905	1,736	3	159,638
Total securities held to maturity	$159,946	$1,908	$3	$161,851

At June 30, 2010 and December 31, 2009, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

The following table sets forth information with regard to investment securities with unrealized losses at June 30, 2010 and December 31, 2009:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

June 30, 2010
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	-	-	-	-	-	-	-	-	-
State & municipal	1,474	(2)	3	7,640	(212)	23	9,114	(214)	26
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	-
Other securities	1,119	(22)	3	60	(20)	1	1,179	(42)	4
Total securities with unrealized losses	$2,593	$(24)	6	$7,700	$(232)	24	$10,293	$(256)	30

December 31, 2009
U.S. Treasury	$20,022	$(21)	2	$-	$-	-	$20,022	$(21)	2
Federal agency	29,931	(69)	3	-	-	-	29,931	(69)	3
State & municipal	7,121	(40)	13	9,629	(269)	33	16,750	(309)	46
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	51,882	(124)	4	33,235	(58)	2	85,117	(182)	6
Other securities	4,900	(93)	1	52	(29)	1	4,952	(122)	2
Total securities with unrealized losses	$113,856	$(347)	23	$42,916	$(356)	36	$156,772	$(703)	59

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of June 30, 2010, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of June 30, 2010, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at June 30, 2010:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$22,319	$22,428
From one to five years	344,456	348,059
From five to ten years	257,078	269,970
After ten years	467,855	481,863
	$1,091,708	$1,122,320
Debt securities classified as held to maturity
Within one year	$65,894	$65,972
From one to five years	39,644	40,940
From five to ten years	12,529	12,853
After ten years	4,482	4,691
	$122,549	$124,456

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at June 30, 2010.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for an understanding of the following discussion and analysis.  Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results of the full year ending December 31, 2010 or any future period.

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

Critical Accounting Policies

Management of the Company considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the judgment in evaluating the level of the allowance required to cover credit losses inherent in the loan and lease portfolio and the material effect that such judgments can have on the results of operations. While management’s current evaluation of the allowance for loan and lease losses indicates that the allowance is adequate, under different conditions or assumptions, the allowance may need to be increased or decreased. For example, if historical loan and lease loss experience significantly changed or if current economic conditions deteriorated or improved, particularly in the Company’s primary market area, provisions for loan and lease losses may be increased or decreased to adjust the allowance. In addition, the assumptions and estimates relating to loss experience, ability to collect and economic conditions used in the internal reviews of the Company’s nonperforming loans and potential problem loans has a significant impact on the overall analysis of the adequacy of the allowance for loan and lease losses. While management has concluded that the current evaluation of collateral values is reasonable under the circumstances, if collateral valuations were significantly changed, the Company’s allowance for loan and lease policy may require increases or decreases in the provision for loan and lease losses.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first six months of 2010:

•
The Company experienced a 1.2% growth in average earning assets for the six months ending June 30, 2010 as compared with the six months ending June 30, 2009, due primarily to increases in average short-term interest bearing accounts.  As a result of this excess liquidity, our Federal Funds sold position had a negative impact of approximately 5 basis points (“bp”) on our net interest margin for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

•
The Company continues to strategically focus on noninterest income initiatives.  Retirement plan administration fees increased approximately 27% for the six months ended June 30, 2010 as compared with the same period in 2009 due to an increase in the fair value of assets and new business from Epic Advisors, Inc., a full-service 401(k) plan recordkeeping firm.  In addition, trust income increased approximately $0.5 million for the six months ended June 30, 2010 as compared to the same period in 2009 as a result of an increase in fair value of trust assets under administration.

•
Pension expenses decreased by approximately $1.6 million for the first six months of 2010 as compared with the first six months of 2009, due primarily to the increase in the expected return on pension plan assets, which increased significantly over the past year.

•
The Company continues to make strategic investments into new markets in an effort to position itself for future growth.    In February 2010, the Company opened an office in Queensbury, NY, continuing our expansion into the Glens Falls, NY region.  The Company also has plans for 2010 to open a financial center and branch office in Schenectady, NY, a branch office in Dallas, PA and a branch office in Williston, VT.

•
FDIC expenses decreased by approximately $2.4 million for the first six months of 2010 as compared to the first six months of 2009, due primarily to the $2.5 million special assessment levied by the FDIC in the second quarter of 2009.

Net income per diluted share for the three months ended June 30, 2010 was $0.42 per share, as compared with $0.34 per share for the three months ended June 30, 2009.  Net income for the three months ended June 30, 2010 was $14.4 million, up $2.9 million, or 24.8%, from $11.6 million for the second quarter last year.  The increase in net income for the three months ended June 30, 2010 compared with the three months ended June 30, 2009 was primarily the result of an increase in net interest income and a decrease in the provision for loan and lease losses.

Net income per diluted share for the six months ended June 30, 2010 was $0.82 per share, as compared with $0.74 per share for the six months ended June 30, 2009.  Net income for the six months ended June 30, 2010 was $28.4 million, up $3.8 million, or 15.3%, from $24.6 million for the six months ended June 30, 2009.  The increase in net income for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 was primarily the result of an increase in net interest income.

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

Performance Measures

2010	First Quarter	Second Quarter	Six Months
Return on average assets (ROAA)	1.03%	1.06%	1.04%
Return on average equity (ROAE)	11.05%	11.09%	11.07%
Net Interest Margin	4.21%	4.14%	4.17%

2009
Return on average assets (ROAA)	0.99%	0.85%	0.92%
Return on average equity (ROAE)	12.14%	9.63%	10.82%
Net Interest Margin	4.09%	3.95%	4.02%

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings.  Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the major determining factors in a financial institution’s performance as it is the principal source of earnings. In response to the financial crisis, the Federal Open Market Committee lowered the target Federal Funds rate 500 bp, from 5.25% to 0.25% between September 2007 and December 2008 resulting in a corresponding drop in the Prime Rate from 8.25% to 3.25%.  Since December 2008, there has been no action taken to change the rate.  As a result of these changes, the yield curve has steepened, thus far allowing the Company to lower its cost of funds more quickly than the repricing of earning assets, resulting in a higher net interest margin.  However, additional rate reductions on deposits are becoming more difficult as deposit rates are at or near their floor, which could result in additional margin pressure as well as a decrease in net interest margin.

FTE net interest income increased $2.5 million, or 5.0%, during the three months ended June 30, 2010, compared to the same period of 2009.  The increase in FTE net interest income resulted primarily from a decrease in the rate paid on interest bearing liabilities of 58 bp to 1.37% for the three months ended June 30, 2010 from 1.95% for the same period in 2009.  The interest rate spread increased 28 bp during the three months ended June 30, 2010 compared to the same period in 2009.  The net interest margin increased by 19 bp to 4.14% for the three months ended June 30, 2010, compared with 3.95% for the same period in 2009.  For the three months ended June 30, 2010, total FTE interest income decreased $3.9 million, or 5.5% as compared with the three months ended June 30, 2009.  The yield on earning assets for the period decreased 31 bp to 5.26% for the three months ended June 30, 2010 from 5.57% for the same period in 2009.

For the quarter ended June 30, 2010, total interest expense decreased $6.3 million, or 31.1%, primarily as a result of the decrease in target Fed Funds rate over the past two years, which impacts the Company’s short-term borrowing, money market account and time deposit rates.  Average interest bearing liabilities decreased $84.6 million, or 2.0%, for the three months ended June 30, 2010 as compared with the three months ended June 30, 2009.  This decrease was due primarily to a decrease in average long-term debt for the three months ended June 30, 2010 as the Company paid down long term borrowings.  Total average interest bearing deposits decreased nominally for the three months ended June 30, 2010 when compared to the same period in 2009.  The rate paid on average interest bearing deposits decreased 61 bp from 1.56% for the three months ended June 30, 2009 to 0.95% for the same period in 2010.  For the three months ended June 30, 2010, the Company experienced a shift in its deposit mix from time deposits to money market deposit accounts, NOW accounts and savings accounts. Average time deposit accounts decreased approximately $283.1 million, or 22.1%, for the three months ended June 30, 2010 when compared to the same period in 2009, while money market accounts, NOW accounts and savings accounts collectively increased approximately $274.1 million, or 13.0%.  Going forward, additional rate reductions on deposits could be more difficult as deposit rates are at or near their floors.

Total average borrowings, including trust preferred debentures, decreased $75.6 million, or 9.4%, for the three months ended June 30, 2010 compared with the same period in 2009.  Average short-term borrowings increased by $31.7 million, or 26.4%, from $120.3 million for the three months ended June 30, 2009 to $152.0 million for the three months ended June 30, 2010.  The rate paid on short-term borrowings decreased to 0.32% for the three months ended June 30, 2010, from 0.41% for the three months ended June 30, 2009.  Average long-term debt decreased $107.3 million, or 17.6%, for the three months ended June 30, 2010, compared with the same period in 2009.  The rate paid on long-term debt decreased to 3.88% for the three months ended June 30, 2010, from 3.95% for the same period in 2009.  As a result of the decrease in the average balance and rate paid on long-term debt, interest paid on long-term debt decreased $1.1 million, or 19.1%, for the three months ended June 30, 2010 as compared to the same period in 2009.

FTE net interest income increased $5.1 million, or 5.1%, during the six months ended June 30, 2010, compared to the same period of 2009.  The increase in FTE net interest income resulted primarily from a decrease in the rate paid on interest bearing liabilities of 61 bp to 1.40% for the six months ended June 30, 2010 from 2.01% for the same period in 2009.  The interest rate spread increased 23 bp during the six months ended June 30, 2010 compared to the same period in 2009.  The net interest margin increased by 15 bp to 4.17% for the six months ended June 30, 2010, compared with 4.02% for the same period in 2009.  For the six months ended June 30, 2010, total FTE interest income decreased $7.8 million, or 5.6% as compared with the six months ended June 30, 2009.  The yield on earning assets for the period decreased 38 bp to 5.32% for the six months ended June 30, 2010 from 5.70% for the same period in 2009.  This decrease was partially offset by an increase in average interest earning assets of $58.5 million, or 1.2%, for the six months ended June 30, 2010 when compared to the same period in 2009, principally from growth in short-term interest bearing accounts.  As a result of our excess liquidity resulting from the disadvantageous rate environment, our Federal Funds sold position had a net negative impact of approximately 5 bp on our net interest margin for the six months ended June 30, 2010 as compared with the six months ended June 30, 2009.

For the six months ended June 30, 2010, total interest expense decreased $12.9 million, or 31.1%, primarily the result of the aforementioned decrease in target Fed Funds rate over the past two years, which impacts the Company’s short-term borrowing, money market account and time deposit rates.  Average interest bearing liabilities decreased $58.7 million, or 1.4%, for the six months ended June 30, 2010 when compared to the same period in 2009.  This decrease was due primarily to a decrease in average long-term debt for the six months ended June 30, 2010 as the Company paid down long term borrowings.  Total average interest bearing deposits increased $27.1 million, or 0.8%, for the six months ended June 30, 2010 when compared to the same period in 2009.  The rate paid on average interest bearing deposits decreased 64 bp from 1.62% for the six months ended June 30, 2009 to 0.98% for the same period in 2010.  For the six months ended June 30, 2010, the Company experienced a shift in its deposit mix from time deposits to money market deposit accounts, NOW accounts and savings accounts. Average time deposit accounts decreased approximately $298.8 million, or 22.8%, for the six months ended June 30, 2010 when compared to the same period in 2009, while money market accounts, NOW accounts and savings accounts collectively increased approximately $325.9 million, or 16.0%.

Total average borrowings, including trust preferred debentures, decreased $85.8 million, or 10.3%, for the six months ended June 30, 2010 compared with the same period in 2009.  Average short-term borrowings increased by $20.3 million, or 15.1%, from $134.3 million for the six months ended June 30, 2009 to $154.6 million for the six months ended June 30, 2010.  The rate paid on short-term borrowings decreased to 0.32% for the six months ended June 30, 2010, from 0.41% for the six months ended June 30, 2009.  Average long-term debt decreased $106.1 million, or 17.1%, for the six months ended June 30, 2010, compared with the same period in 2009.  The rate paid on long-term debt decreased to 3.89% for the six months ended June 30, 2010, from 3.97% for the same period in 2009.  As a result of the decrease in the average balance and rate paid on long-term debt, interest paid on long-term debt decreased $2.3 million, or 18.7%, for the six months ended June 30, 2010 as compared to the same period in 2009.

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

Three months ended June 30,
		2010			2009
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$106,784	$75	0.28%	$126,318	$63	0.20%
Securities available for sale (1)(excluding unrealized gains or losses)	1,114,315	10,286	3.70%	1,085,147	12,425	4.59%
Securities held to maturity (1)	148,568	1,624	4.38%	138,180	1,822	5.29%
Investment in FRB and FHLB Banks	33,199	394	4.76%	38,221	543	5.70%
Loans and leases (2)	3,640,915	53,713	5.92%	3,653,166	55,094	6.05%
Total interest earning assets	$5,043,781	$66,092	5.26%	$5,041,032	$69,947	5.57%
Other assets	438,555			407,408
Total assets	$5,482,336			$5,448,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,130,124	1,743	0.62%	$1,017,217	$3,381	1.33%
NOW deposit accounts	689,079	770	0.45%	581,534	848	0.58%
Savings deposits	557,109	214	0.15%	503,485	205	0.16%
Time deposits	995,985	5,272	2.12%	1,279,052	8,689	2.72%
Total interest bearing deposits	$3,372,297	$7,999	0.95%	$3,381,288	$13,123	1.56%
Short-term borrowings	151,985	123	0.32%	120,272	124	0.41%
Trust preferred debentures	75,422	1,033	5.49%	75,422	1,076	5.72%
Long-term debt	501,757	4,850	3.88%	609,073	5,998	3.95%
Total interest bearing liabilities	$4,101,461	$14,005	1.37%	$4,186,055	$20,321	1.95%
Demand deposits	779,841			707,022
Other liabilities	79,402			74,055
Stockholders' equity	521,632			481,308
Total liabilities and stockholders' equity	$5,482,336			$5,448,440
Net interest income (FTE)		52,087			49,626
Interest rate spread			3.89%			3.62%
Net interest margin			4.14%			3.95%
Taxable equivalent adjustment		1,486			1,575
Net interest income		$50,601			$48,051

(1) Securities are shown at average amortized cost
(2) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

Six months ended June 30,
		2010			2009
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$115,354	$142	0.25%	$64,843	$76	0.24%
Securities available for sale (1)(excluding unrealized gains or losses)	1,101,530	21,068	3.86%	1,087,317	25,539	4.74%
Securities held to maturity (1)	152,164	3,338	4.42%	138,439	3,682	5.36%
Investment in FRB and FHLB Banks	33,959	924	5.48%	38,535	892	4.67%
Loans and leases (2)	3,640,528	107,591	5.96%	3,655,909	110,722	6.11%
Total interest earning assets	$5,043,535	$133,063	5.32%	$4,985,043	$140,911	5.70%
Other assets	442,385			415,183
Total assets	$5,485,920			$5,400,226

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,112,154	3,639	0.66%	$979,927	$6,489	1.34%
NOW deposit accounts	705,538	1,591	0.45%	565,974	1,634	0.58%
Savings deposits	544,961	407	0.15%	490,829	415	0.17%
Time deposits	1,011,578	10,816	2.16%	1,310,400	18,424	2.84%
Total interest bearing deposits	$3,374,231	$16,453	0.98%	$3,347,130	$26,962	1.62%
Short-term borrowings	154,605	247	0.32%	134,282	271	0.41%
Trust preferred debentures	75,422	2,060	5.51%	75,422	2,162	5.78%
Long-term debt	513,974	9,915	3.89%	620,095	12,195	3.97%
Total interest bearing liabilities	$4,118,232	$28,675	1.40%	$4,176,929	$41,590	2.01%
Demand deposits	769,744			694,001
Other liabilities	80,518			70,176
Stockholders' equity	517,426			459,120
Total liabilities and stockholders' equity	$5,485,920			$5,400,226
Net interest income (FTE)		104,388			99,321
Interest rate spread			3.92%			3.69%
Net interest margin			4.17%			4.02%
Taxable equivalent adjustment		2,986			3,158
Net interest income		$101,402			$96,163

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended June 30,
	Increase (Decrease)
	2010 over 2009
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$(53)	$65	$12
Securities available for sale	2,092	(4,231)	(2,139)
Securities held to maturity	703	(901)	(198)
Investment in FRB and FHLB Banks	(66)	(83)	(149)
Loans and leases	(184)	(1,197)	(1,381)
Total interest income	2,492	(6,347)	(3,855)

Money market deposit accounts	2,213	(3,851)	(1,638)
NOW deposit accounts	668	(746)	(78)
Savings deposits	67	(58)	9
Time deposits	(1,711)	(1,706)	(3,417)
Short-term borrowings	117	(118)	(1)
Trust preferred debentures	-	(43)	(43)
Long-term debt	(1,039)	(109)	(1,148)
Total interest expense	315	(6,631)	(6,316)

Change in FTE net interest income	$2,177	$284	$2,461

Six months ended June 30,
	Increase (Decrease)
	2010 over 2009
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$62	$4	$66
Securities available for sale	964	(5,435)	(4,471)
Securities held to maturity	816	(1,160)	(344)
Investment in FRB and FHLB Banks	(242)	274	32
Loans and leases	(464)	(2,667)	(3,131)
Total interest income	1,136	(8,984)	(7,848)

Money market deposit accounts	2,188	(5,038)	(2,850)
NOW deposit accounts	741	(784)	(43)
Savings deposits	91	(99)	(8)
Time deposits	(3,711)	(3,897)	(7,608)
Short-term borrowings	86	(110)	(24)
Trust preferred debentures	-	(102)	(102)
Long-term debt	(2,051)	(229)	(2,280)
Total interest expense	(2,656)	(10,259)	(12,915)

Change in FTE net interest income	$3,792	$1,275	$5,067

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
(in thousands)
Service charges on deposit accounts	$6,301	$6,950	$12,431	$13,247
Insurance and other financial services revenue	4,700	4,220	9,945	9,558
Trust	1,909	1,761	3,675	3,170
Net securities gains	63	17	91	17
Bank owned life insurance	808	670	1,789	1,542
ATM fees and debit card fees	2,462	2,368	4,829	4,550
Retirement plan administration fees	2,595	2,194	4,985	3,935
Other	1,482	1,665	2,916	3,416
Total noninterest income	$20,320	$19,845	$40,661	$39,435

Noninterest income for the three months ended June 30, 2010 was $20.3 million, up $0.5 million or 2.4% from $19.8 million for the same period in 2009.  The increase in noninterest income was due primarily to an increase in other financial services revenue of approximately $0.5 million for the three months ended June 30, 2010 as compared to the same period in 2009.  Retirement plan administration fees increased approximately $0.4 million for the three month period ended June 30, 2010 as compared with the three month period ended June 30, 2009 as a result of increased asset values as well as organic growth.  In addition, trust income increased approximately $0.1 million for the three months ended June 30, 2010 as compared to the same period in 2009 due primarily to an increase in fair value of trust assets under administration.  These increases were partially offset by a decrease in service charges on deposit accounts of approximately $0.6 million due primarily to a decrease in overdraft activity in the second quarter of 2010 as compared with the second quarter of 2009.

Noninterest income for the six months ended June 30, 2010 was $40.7 million, up $1.3 million or 3.1% from $39.4 million for the same period in 2009.  The increase in noninterest income was due primarily to an increase in retirement plan administration fees of approximately $1.1 million for the six month period ended June 30, 2010 as compared with the six month period ended June 30, 2009 as a result of increased asset values as well as organic growth.  Trust income increased approximately $0.5 million for the six months ended June 30, 2010 as compared to the same period in 2009 due primarily to an increase in fair value of trust assets under administration.  In addition, other financial services revenue increased approximately $0.4 million for the six months ended June 30, 2010 as compared to the same period in 2009.  These increases were partially offset by a decrease in service charges on deposit accounts of approximately $0.8 million due primarily to a decrease in overdraft activity in the first six months of 2010 as compared with the first six months of 2009.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
(in thousands)
Salaries and employee benefits	$24,224	$19,947	$46,428	$41,374
Occupancy	3,666	3,610	7,818	7,775
Equipment	2,041	2,005	4,141	4,027
Data processing and communications	3,265	3,324	6,483	6,619
Professional fees and outside services	2,191	2,407	4,475	5,129
Office supplies and postage	1,454	1,429	2,996	2,959
Amortization of intangible assets	780	825	1,561	1,638
Loan collection and other real estate owned	668	674	1,727	1,422
FDIC insurance	1,560	4,032	3,113	5,561
Other	4,348	3,686	7,615	7,740
Total noninterest expense	$44,197	$41,939	$86,357	$84,244

Noninterest expense for the three months ended June 30, 2010 was $44.2 million, up from $41.9 million, or 5.4%, for the same period in 2009.  Salaries and employee benefits increased $4.3 million, or 21.4%, for the three months ended June 30, 2010 compared with the same period in 2009.  This increase was due primarily to increases in full-time-equivalent employees, merit increases and other employee benefits.  Other operating expenses increased approximately $0.7 million, or 18.0%, for the three month period ended June 30, 2010 as compared with the three months ended June 30, 2009 due to the benefit of the settlement of a lease residual insurance policy for $1.2 million in 2009.  These increases were partially offset by a decrease in FDIC expenses of approximately $2.5 million for the three month period ended June 30, 2010, as compared with the three months ended June 30, 2009.  This decrease resulted from the special assessment levied by the FDIC in the second quarter of 2009.

Noninterest expense for the six months ended June 30, 2010 was $86.4 million, up from $84.2 million for the same period in 2009.  Salaries and employee benefits increased $5.1 million, or 12.2%, for the six months ended June 30, 2010 compared with the same period in 2009.  This increase was due primarily to increases in full-time-equivalent employees, merit increases and other employee benefits.  Loan collection and other real estate owned expenses increased approximately $0.3 million, or 21.4%, for the six month period ended June 30, 2010 as compared with the six months ended June 30, 2009.  This increase was due to higher property taxes paid by the Company on collateral securing certain loans during the six month period ending June 30, 2010.  These increases were partially offset by a decrease in FDIC expenses of approximately $2.4 million for the six month period ended June 30, 2010, as compared with the six months ended June 30, 2009.  This decrease resulted from the special assessment levied by the FDIC in the second quarter of 2009.  In addition, professional fees and outside services decreased by $0.7 million, or 12.8%, for the six month period ended June 30, 2010 as compared with the six months ended June 30, 2009.  This decrease was due to legal fees incurred during the second quarter of 2009 related to de novo branch activity.

Income Taxes

Income tax expense for the three month period ended June 30, 2010 was $6.0 million, up from $5.2 million for the same period in 2009.  The effective rates were 29.2% and 31.0% for the three month periods ended June 30, 2010 and 2009, respectively.

Income tax expense for the six month period ended June 30, 2010 was $11.7 million, up from $11.1 million for the same period in 2009.  The effective rates were 29.2% and 31.0% for the six month periods ended June 30, 2010 and 2009, respectively.

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

Average total earning securities increased $39.6 million, or 3.2%, for the three months ended June 30, 2010 when compared to the same period in 2009.  The average balance of securities available for sale increased $29.2 million, or 2.7%, for the three months ended June 30, 2010 when compared to the same period in 2009.  The average balance of securities held to maturity increased $10.4 million, or 7.5%, for the three months ended June 30, 2010, compared to the same period in 2009.  The average total securities portfolio represents 25.0% of total average earning assets for the three months ended June 30, 2010, up slightly from 24.3% for the same period in 2009.

Average total earning securities increased $27.9 million, or 2.3%, for the six months ended June 30, 2010 when compared to the same period in 2009.  The average balance of securities available for sale increased $14.2 million, or 1.3%, for the six months ended June 30, 2010 when compared to the same period in 2009.  The average balance of securities held to maturity increased $13.7 million, or 9.9%, for the six months ended June 30, 2010, compared to the same period in 2009. The average total securities portfolio represents 24.9% of total average earning assets for the six months ended June 30, 2010, up slightly from 24.6% for the same period in 2009.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	June 30, 2010	December 31, 2009
Mortgage-backed securities:
With maturities 15 years or less	15%	22%
With maturities greater than 15 years	4%	6%
Collateral mortgage obligations	30%	29%
Municipal securities	19%	20%
US agency notes	27%	17%
Other	5%	6%
Total	100%	100%

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

During the six months ended June 30, 2010, the Company experienced a shift from mortgage-backed securities to U.S. agency notes.  As of June 30, 2010, mortgage-backed securities with maturities of 15 years or less comprised 15% of the securities portfolio as compared to 22% as of December 31, 2009.  As of June 30, 2010, US agency notes comprised 27% of the Company’s securities as compared to 17% as of December 31, 2009.  This shift was due to the reinvestment of maturing mortgage-backed securities in GSE securities due to the current interest rate environment.

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	June 30, 2010	December 31, 2009
Residential real estate mortgages	$584,472	$622,898
Commercial	615,642	581,870
Commercial real estate mortgages	761,179	718,235
Real estate construction and development	76,346	76,721
Agricultural and agricultural real estate mortgages	116,332	122,466
Consumer	854,343	856,956
Home equity	594,495	603,585
Lease financing	44,636	62,667
Total loans and leases	$3,647,445	$3,645,398

Total loans and leases increased nominally at June 30, 2010 from December 31, 2009, and represent approximately 67.4% of assets, as compared to 66.7% of total assets at December 31, 2009.  Residential real estate mortgages decreased by approximately $38.4 million, or 6.2%, from December 31, 2009 to June 30, 2010.  This decrease is primarily due to sales by the Company of newly originated loans to secondary markets.  Commercial loans increased approximately $33.8 million, or 5.8%, from December 31, 2009 to June 30, 2010.  Commercial real estate mortgages increased by approximately $42.9 million, or 6.0%, from December 31, 2009 to June 30, 2010.  Lease financing decreased approximately $18.0 million, or 28.8%, from December 31, 2009 to June 30, 2010 as the Company discontinued lease origination in the second quarter of 2009.

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

After a thorough consideration and validation of the factors discussed above, required additions or reductions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans and leases, additions or reductions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan and lease losses to outstanding loans and leases increased to 1.93% as of June 30, 2010 as compared to 1.83% at December 31, 2009, due to continued economic uncertainty.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Allowance For Loan and Lease Losses
	Three months ended
(dollars in thousands)	June 30, 2010		June 30, 2009
Balance, beginning of period	$70,150		$59,311
Recoveries	1,503		902
Chargeoffs	(7,703)		(6,678)
Net chargeoffs	(6,200)		(5,776)
Provision for loan losses	6,350		9,199
Balance, end of period	$70,300		$62,734
Composition of Net Chargeoffs
Commercial and agricultural	$(2,600)	42%	$(2,227)	39%
Real estate mortgage	(409)	7%	(432)	7%
Consumer	(3,191)	51%	(3,117)	54%
Net chargeoffs	$(6,200)	100%	$(5,776)	100%
Annualized net chargeoffs to average loans and leases	0.68%		0.63%

Allowance For Loan and Lease Losses
	Six months ended
(dollars in thousands)	June 30, 2010		June 30, 2009
Balance, beginning of period	$66,550		$58,564
Recoveries	2,745		2,057
Chargeoffs	(14,588)		(13,537)
Net chargeoffs	(11,843)		(11,480)
Provision for loan losses	15,593		15,650
Balance, end of period	$70,300		$62,734
Composition of Net Chargeoffs
Commercial and agricultural	$(4,905)	41%	$(4,415)	38%
Real estate mortgage	(516)	4%	(634)	6%
Consumer	(6,422)	55%	(6,431)	56%
Net chargeoffs	$(11,843)	100%	$(11,480)	100%
Annualized net chargeoffs to average loans and leases	0.66%		0.63%

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

Nonperforming Assets
	June 30,		December 31,
(Dollars in thousands)	2010		2009
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$23,992	64%	$25,521	66%
Real estate mortgages	6,226	17%	6,140	16%
Consumer	7,290	19%	6,249	16%
Troubled debt restructured loans	-	0%	836	2%
Total nonaccrual loans	37,508	100%	38,746	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	0%	59	2%
Real estate mortgages	283	17%	602	24%
Consumer	1,401	83%	1,865	74%
Total loans 90 days or more past due and still accruing	1,684	100%	2,526	100%

Total nonperforming loans	39,192		41,272
Other real estate owned (OREO)	1,466		2,358
Total nonperforming assets	40,658		43,630
Total nonperforming loans to total loans and leases	1.07%		1.13%
Total nonperforming assets to total assets	0.75%		0.80%
Total allowance for loan and lease losses to nonperforming loans	179.37%		161.25%

Loans over 60 days past due but not over 90 days past due were 0.15% of total loans as of June 30, 2010, compared to 0.15% of total loans as of December 31, 2009.  In addition to nonperforming loans, the Company has also identified approximately $87.7 million in potential problem loans at June 30, 2010 as compared to $79.1 million at December 31, 2009.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  At the Company, potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  At June 30, 2010, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Company recorded a provision for loan and lease losses of $6.4 million during the second quarter of 2010 compared with $9.2 million during the second quarter of 2009.  Annualized net charge-offs to average loans and leases for the three months ended June 30, 2010 were 0.68%, compared with 0.63% for three months ended June 30, 2009.  The Company’s allowance for loan and lease losses increased to 1.93% of loans and leases at June 30, 2010, compared with 1.83% at December 31, 2009.  Specific reserves on impaired loans totaled $1.9 million at June 30, 2010 and $2.6 million at December 31, 2009.  General allocations increased to 68.3 million at June 30, 2010 from $63.9 million at December 31, 2009 due primarily to continued economic uncertainty.

The Company recorded a provision for loan and lease losses of $15.6 million during the six months ended June 30, 2010 compared with $15.7 million during the six months ended June 30, 2009.  Annualized net charge-offs to average loans and leases for the six months ended June 30, 2010 were 0.66%, compared with 0.63% for the six months ended June 30, 2009.

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

Deposits

Total deposits were $4.1 billion at June 30, 2010, up $8.3 million, or 0.2%, from December 31, 2009.  Savings, NOW and money market accounts increased $67.9 million, or 3.0%, from December 31, 2009 to June 30, 2010.  These increases were offset by a decrease in time deposits of $68.0, or 6.6%, from December 31, 2009 to June 30, 2010.  Demand deposits increased approximately $8.5 million, or 1.1%, from December 31, 2009 to June 30, 2010.

Total average deposits for the three months ended June 30, 2010 increased $63.8 million, or 1.6%, from the same period in 2009.  The Company experienced an increase in average money market accounts of $112.9 million, or 11.1%, for the three months ended June 30, 2010 compared to the same period in 2009.  Average NOW accounts increased $107.5 million, or 18.5%, for the three months ended June 30, 2010 as compared to the same period in 2009.  Average savings accounts increased $53.6 million, or 10.7%, for the three month period ending June 30, 2010 as compared to the same period in 2009.  This increase in average money market, NOW and savings accounts was primarily due to a shift from time deposit accounts due to a decline in interest rates offered on time deposits driven by the decrease in the Fed Funds rate.  Average time deposits decreased $283.1 million, or 22.1%, for the three months ended June 30, 2010 from the same period in 2009.  Average demand deposit accounts increased $72.8 million, or 10.3%, for the three months ended June 30, 2010 as compared to the same period in 2009.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Total average deposits for the six months ended June 30, 2010 increased $102.8 million, or 2.5%, from the same period in 2009.  The Company experienced an increase in average money market accounts of $132.2 million, or 13.5%, for the six months ended June 30, 2010 compared to the same period in 2009.  Average NOW accounts increased $139.6 million, or 24.7%, for the six months ended June 30, 2010 compared to the same period in 2009.  Average savings accounts increased $54.1 million, or 11.0%, for the six month period ending June 30, 2010 as compared to the same period in 2009.  This increase in average money market, NOW and savings accounts was primarily due to a shift from time deposit accounts due to a decline in interest rates offered on time deposits driven by the decrease in the Fed Funds rate.    Average time deposits decreased $298.8 million, or 22.8%, for the six months ended June 30, 2010 from the same period in 2009.  Average demand deposit accounts increased $75.7 million, or 10.9%, for the six months ended June 30, 2010 as compared to the same period in 2009.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $159.0 million at June 30, 2010 compared to $156.0 million at December 31, 2009.  Long-term debt was $479.5 million at June 30, 2010, as compared to $554.7 million at December 31, 2009.  This decrease was mainly due to the repayment of FHLB borrrowings.  For more information about the Company’s borrowing capacity and liquidity position, see the section with the title caption of “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $527.0 million represented 9.7% of total assets at June 30, 2010, compared with $505.1 million, or 9.2% as of December 31, 2009.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at June 30, 2010 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Capital Measurements	June 30, 2010	December 31, 2009
Tier 1 leverage ratio	8.75%	8.35%
Tier 1 capital ratio	11.88%	11.34%
Total risk-based capital ratio	13.14%	12.59%
Cash dividends as a percentage of net income	48.52%	52.14%
Per common share:
Book value	$15.28	$14.69
Tangible book value	$11.40	$10.75

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the June 30, 2010 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates	Percent change in
(in bp points)	net interest income
+200	(1.02%)
-100	(1.19%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At June 30, 2010, the Company’s Basic Surplus measurement was 7.6% of total assets or $411 million as compared to the December 31, 2009 Basic Surplus of 6.8%, and was above the Company’s minimum of 5% or $271 million set forth in its liquidity policies.  Since March 2009, the Company has been in a Fed Funds sold position as a result of excess liquidity.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At June 30, 2010, approximately $87.6 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At June 30, 2010 and December 31, 2009, FHLB advances outstanding totaled $454 million and $530 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $141 million at June 30, 2010 and $167 million at December 31, 2009.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $244 million at June 30, 2010 or used to collateralize other borrowings, such as repurchase agreements.  At June 30, 2010 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $432 million.

Recent Accounting Pronouncements

ASU 2010-20, Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310), was issued in July 2010.  This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this Update affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. The Update requires an entity to disclose 1) The nature of credit risk inherent in the entity’s portfolio of financing receivables; 2) How that risk is analyzed and assessed in arriving at the allowance for credit losses; and 3) The changes and reasons for those changes in the allowance for credit losses.  For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  Implementing these amendments will have a significant effect on disclosures in our interim and annual reports.

ASU 2010-18, Receivables: Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset (Topic 310), was issued in April 2010.  As a result of the amendments in this Update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update do not require an entity to make additional disclosures.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application is permitted.  Upon initial adoption of the guidance in this Update, an entity may make a onetime election to terminate accounting for loans as a pool under Subtopic 310-30.  This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The Company is currently evaluating if adoption will have a material impact on the Company’s financial condition, results of operations or disclosures.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as  of  June 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company's disclosure controls and procedures were effective.

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

Item 1A – RISK FACTORS

In addition to the risk factors that were disclosed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2010, for the fiscal year ended December 31, 2009, the Company is also considering the following:

Compliance with the recently enacted Dodd-Frank Reform Act may increase our costs of operations and adversely impact our earnings and capital ratios.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") into law.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry.  Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.  In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation.  It is impossible to predict when any final rules would be issued through any such rulemakings, and what the content of such rules will be.  The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. We will have to apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of August 2010.

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