Form 10-Q
period 2010-09-30
NBT BANCORP INC
filed 2010-11-09
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.
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
Yes ☐   No ☒

As of October 31, 2010, there were 34,470,284 shares outstanding of the Registrant's common stock, $0.01 par value per share.

NBT BANCORP INC.
FORM 10-Q--Quarter Ended September 30, 2010

Item 1 – FINANCIAL STATEMENTS

NBT Bancorp Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)
	September 30,	December 31,
(In thousands, except share and per share data)	2010	2009

Assets
Cash and due from banks	$119,519	$107,980
Short-term interest bearing accounts	221,214	79,181
Securities available for sale, at fair value	1,080,165	1,116,758
Securities held to maturity (fair value $105,130 and $161,851, respectively)	103,173	159,946
Trading securities	2,550	2,410
Federal Reserve and Federal Home Loan Bank stock	29,928	35,979
Loans and leases	3,621,367	3,645,398
Less allowance for loan and lease losses	71,875	66,550
Net loans and leases	3,549,492	3,578,848
Premises and equipment, net	66,602	66,221
Goodwill	114,841	114,938
Intangible assets, net	18,288	20,590
Bank owned life insurance	74,428	74,751
Other assets	101,792	106,424
Total assets	$5,481,992	$5,464,026

Liabilities
Demand (noninterest bearing)	$825,022	$789,989
Savings, NOW, and money market	2,409,661	2,269,779
Time	967,938	1,033,278
Total deposits	4,202,621	4,093,046
Short-term borrowings	166,464	155,977
Long-term debt	429,468	554,698
Trust preferred debentures	75,422	75,422
Other liabilities	73,766	79,760
Total liabilities	4,947,741	4,958,903

Stockholders’ equity
Preferred stock, $0.01 par value. Authorized 2,500,000 shares at September 30, 2010 and December 31, 2009	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at September 30, 2010 and December 31, 2009; issued 38,035,539 at September 30, 2010 and December 31, 2009	380	380
Additional paid-in-capital	313,059	311,164
Retained earnings	292,294	270,232
Accumulated other comprehensive loss	4,507	1,163
Common stock in treasury, at cost, 3,565,451 and 3,650,068 shares at September 30, 2010 and December 31, 2009, respectively	(75,989)	(77,816)
Total stockholders’ equity	534,251	505,123
Total liabilities and stockholders’ equity	$5,481,992	$5,464,026

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Income (unaudited)	2010	2009	2010	2009
(In thousands, except per share data)
Interest, fee, and dividend income
Interest and fees on loans and leases	$53,301	$54,666	$160,496	$164,963
Securities available for sale	8,621	11,116	28,223	35,162
Securities held to maturity	908	1,239	3,123	3,682
Other	482	615	1,547	1,582
Total interest, fee, and dividend income	63,312	67,636	193,389	205,389
Interest expense
Deposits	7,174	12,002	23,627	38,964
Short-term borrowings	91	142	338	413
Long-term debt	4,374	5,761	14,289	17,956
Trust preferred debentures	1,046	1,049	3,106	3,211
Total interest expense	12,685	18,954	41,360	60,544
Net interest income	50,627	48,682	152,029	144,845
Provision for loan and lease losses	7,529	9,101	23,122	24,751
Net interest income after provision for loan and lease losses	43,098	39,581	128,907	120,094
Noninterest income
Service charges on deposit accounts	5,953	7,110	18,384	20,357
Insurance and other financial services revenue	4,595	4,368	14,540	13,926
Trust	1,786	1,668	5,461	4,838
Net securities gains	1,120	129	1,211	146
Bank owned life insurance	655	683	2,444	2,225
ATM and debit card fees	2,660	2,443	7,489	6,993
Retirement plan administration fees	2,612	2,412	7,597	6,347
Other	1,610	2,037	4,526	5,453
Total noninterest income	20,991	20,850	61,652	60,285
Noninterest expense
Salaries and employee benefits	24,090	21,272	70,518	62,646
Occupancy	3,709	3,481	11,527	11,256
Equipment	2,053	1,997	6,194	6,024
Data processing and communications	2,971	3,305	9,454	9,924
Professional fees and outside services	2,068	2,691	6,543	7,820
Office supplies and postage	1,542	1,426	4,538	4,385
Amortization of intangible assets	767	827	2,328	2,465
Loan collection and other real estate owned	548	755	2,275	2,177
FDIC expenses	1,621	1,535	4,734	7,096
Prepayment penalty on long-term debt	1,205	-	1,205	-
Other	4,110	3,743	11,725	11,483
Total noninterest expense	44,684	41,032	131,041	125,276
Income before income tax expense	19,405	19,399	59,518	55,103
Income tax expense	4,835	5,821	16,548	16,893
Net income	$14,570	$13,578	$42,970	$38,210
Earnings per share
Basic	$0.42	$0.40	$1.25	$1.14
Diluted	$0.42	$0.40	$1.25	$1.13

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity (unaudited)
	Common Stock	Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock in Treasury	Total
(in thousands, except share and per share data)

Balance at December 31, 2008	$365	$276,418	$245,340	$(8,204)	$(82,074)	$431,845
Net income	-	-	38,210	-	-	38,210
Cash dividends - $0.60 per share	-	-	(20,250)	-	-	(20,250)
Net issuance of 1,576,230 common shares	15	33,522	-	-	-	33,537
Net issuance of 96,225 shares to employee benefit plans and other stock plans, including tax benefit	-	(545)	-	-	1,847	1,302
Stock-based compensation	-	2,359	-	-	-	2,359
Issuance of 59,717 shares of restricted stock awards	-	(1,407)	-	-	1,407	-
Forfeiture of 3,850 shares of restricted stock	-	88	-	-	(88)	-
Other comprehensive income	-	-	-	10,539	-	10,539
Balance at September 30, 2009	$380	$310,435	$263,300	$2,335	$(78,908)	$497,542

Balance at December 31, 2009	$380	$311,164	$270,232	$1,163	$(77,816)	$505,123
Net income	-	-	42,970	-	-	42,970
Cash dividends - $0.60 per share	-	-	(20,678)	-	-	(20,678)
Purchase of 23,810 treasury shares	-	-	-	-	(477)	(477)
Net issuance of 76,104 shares to employee benefit plans and other stock plans, including tax benefit	-	21	(229)	-	1,619	1,411
Stock-based compensation	-	2,558	-	-	-	2,558
Issuance of 34,323 shares of restricted stock awards	-	(730)	(1)	-	731	-
Forfeiture of 2,000 shares of restricted stock	-	46	-	-	(46)	-
Other comprehensive income	-	-	-	3,344	-	3,344
Balance at September 30, 2010	$380	$313,059	$292,294	$4,507	$(75,989)	$534,251

See accompanying notes to unaudited interim consolidated financial statements.

NBT Bancorp Inc. and Subsidiaries	Nine Months Ended September 30,
Consolidated Statements of Cash Flows (unaudited)	2010	2009
(In thousands, except per share data)
Operating activities
Net income	$42,970	$38,210
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	23,122	24,751
Depreciation and amortization of premises and equipment	3,991	4,016
Net accretion on securities	890	363
Amortization of intangible assets	2,328	2,465
Stock based compensation	2,558	2,359
Bank owned life insurance income	(2,444)	(2,225)
Purchases of trading securities	(152)	(497)
Unrealized losses (gains) in trading securities	12	(359)
Net (decrease) increase in deferred tax liability	(14,619)	1,046
Proceeds from sales of loans held for sale	69,815	111,042
Originations and purchases of loans held for sale	(68,756)	(113,493)
Net gains on sales of loans held for sale	(672)	(764)
Net security gains	(1,211)	(146)
Net gain on sales of other real estate owned	(344)	(138)
Net decrease (increase) in other assets	4,667	(13,685)
Net increase in other liabilities	6,400	6,583
Net cash provided by operating activities	68,555	59,528
Investing activities
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	420,119	343,117
Proceeds from sales	5,352	2,753
Purchases	(384,044)	(343,276)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	97,094	69,240
Purchases	(40,444)	(97,764)
Net decrease in loans	4,910	17,438
Net decrease in Federal Reserve and FHLB stock	6,051	1,942
Proceeds from bank owned life insurance	2,767	1,054
Purchases of premises and equipment	(4,372)	(4,427)
Proceeds from sales of other real estate owned	2,496	617
Net cash provided by (used in) investing activities	109,929	(9,306)
Financing activities
Net increase in deposits	109,575	181,215
Net increase (decrease) in short-term borrowings	10,487	(58,700)
Repayments of long-term debt	(125,230)	(52,497)
Excess tax benefit (expense) from exercise of stock options	123	(381)
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,288	1,683
Issuance of common stock	-	33,537
Purchase of treasury stock	(477)	-
Cash dividends and payment for fractional shares	(20,678)	(20,250)
Net cash (used in) provided by financing activities	(24,912)	84,607
Net increase in cash and cash equivalents	153,572	134,829
Cash and cash equivalents at beginning of period	187,161	110,396
Cash and cash equivalents at end of period	$340,733	$245,225

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$42,409	$62,269
Income taxes paid	28,797	10,521
Noncash investing activities:
Loans transferred to OREO	$937	$3,133

See accompanying notes to unaudited interim consolidated financial statements.

	Three months ended September 30,		Nine months ended September 30,
Consolidated Statements of Comprehensive Income (unaudited)	2010	2009	2010	2009
(In thousands)
Net income	$14,570	$13,578	$42,970	$38,210
Other comprehensive (loss) income, net of tax
Unrealized net holding (losses) gains arising during the period (pre-tax Amounts of ($62), $11,390, $5,681, and $15,640)	(42)	6,875	3,426	9,442
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of ($1,120), ($129), ($1,211), and ($146))	(672)	(77)	(727)	(88)
Pension and other benefits:
Amortization of prior service cost and actuarial gains (pre-tax amounts of $288, $658, $1,075, and $1,974)	173	395	645	1,185
Total other comprehensive (loss) income	(541)	7,193	3,344	10,539
Comprehensive income	$14,029	$20,771	$46,314	$48,749

See accompanying notes to unaudited interim consolidated financial statements

NBT BANCORP INC. and Subsidiaries
NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the upstate New York, northeastern Pennsylvania, and Burlington, Vermont market areas.

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

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, as well as the disclosures provided. Actual results could differ from those estimates. Estimates associated with the allowance for loan and lease losses, other real estate owned (“OREO”), income taxes, pension expense, fair values of financial instruments and status of contingencies are particularly susceptible to material change in the near term.

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

OREO consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (cost is defined as the fair value less costs to sell at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation write-downs are charged to other expense. Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by U.S. GAAP.

Income taxes are accounted for under the asset and liability method. The Company files consolidated tax returns on the accrual basis. Deferred income taxes are recognized for the future tax consequences and benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Based on available carrybacks and expected future income, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at September 30, 2010 or December 31, 2009. The effect of a change in tax rates on deferred taxes is recognized in income in the period that includes the enactment date.  Uncertain tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  Tax positions that meet the more than likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

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

The Company is a party to financial instruments in the normal course of business to meet financing needs of its customers and to reduce its own exposure to fluctuating interest rates. These financial instruments include commitments to extend credit, unused lines of credit, and standby letters of credit. Exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policy to make such commitments as it uses for on-balance-sheet items. Commitments to extend credit and unused lines of credit totaled $628.4 million at September 30, 2010 and $556.6 million at December 31, 2009.  Since commitments to extend credit and unused lines of credit may expire without being fully drawn upon, this amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management’s credit evaluation of the borrower and may include accounts receivable, inventory, property, land and other items.

The Company guarantees the obligations or performance of customers by issuing standby letters of credit to third parties. These standby letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The credit risk involved in issuing standby letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash commitments. Standby letters of credit totaled $26.3 million at September 30, 2010 and $34.6 million at December 31, 2009. As of September 30, 2010, the fair value of standby letters of credit was not significant to the Company’s consolidated financial statements.

The Company has also entered into commercial letter of credit agreements on behalf of its customers.  Under these agreements, the Company, on the request of its customer, opens the letter of credit and makes a commitment to honor draws made under the agreement, whereby the beneficiary is normally the provider of goods and/or services and the Company essentially replaces the customer as the payee.  The credit risk involved in issuing commercial letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination guidelines, portfolio maintenance and management procedures as other credit and off-balance sheet products.  Typically, these agreements vary in terms and the total amounts do not necessarily represent future cash commitments.  Commercial letters of credit totaled $16.7 million at September 30, 2010 and $14.1 million at December 31, 2009.  As of September 30, 2010, the fair value of commercial letters of credit was not significant to the Company’s consolidated financial statements.

Note 5.	Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company’s dilutive stock options and restricted stock units).

The following is a reconciliation of basic and diluted earnings per share for the periods presented in the consolidated statements of income.

Three months ended September 30,	2010	2009
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	34,296	34,119
Net income available to common shareholders	14,570	13,578
Basic EPS	$0.42	$0.40
Diluted EPS:
Weighted average common shares outstanding	34,296	34,119
Dilutive effect of common stock options and restricted stock	217	223
Weighted average common shares and common share equivalents	34,513	34,342
Net income available to common shareholders	14,570	13,578
Diluted EPS	$0.42	$0.40

Nine months ended September 30,	2010	2009
(in thousands, except per share data)
Basic EPS:
Weighted average common shares outstanding	34,271	33,573
Net income available to common shareholders	42,970	38,210
Basic EPS	$1.25	$1.14
Diluted EPS:
Weighted average common shares outstanding	34,271	33,573
Dilutive effect of common stock options and restricted stock	211	208
Weighted average common shares and common share equivalents	34,482	33,781
Net income available to common shareholders	42,970	38,210
Diluted EPS	$1.25	$1.13

There were 1,476,461 stock options for the quarter ended September 30, 2010 and 863,260 stock options for the quarter ended September 30, 2009 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

There were 1,433,276 stock options for the nine months ended September 30, 2010 and 897,455 stock options for the nine months ended September 30, 2009 that were not considered in the calculation of diluted earnings per share since the stock options’ exercise price was greater than the average market price during these periods.

Note 6.	Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at September 30, 2010.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with Employee Retirement Income Security Act (“ERISA”) standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

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

The components of expense for Pension Benefits and Other Benefits are set forth below (in thousands):

	Pension Benefits		Other Benefits
	Three months ended September 30,		Three months ended September 30,
Components of net periodic benefit cost:	2010	2009	2010	2009
Service cost	$749	$587	$2	$6
Interest cost	966	860	65	56
Expected return on plan assets	(1,568)	(1,401)	-	-
Net amortization	273	670	15	(12)
Total cost (benefit)	$420	$716	$82	$50

	Pension Benefits		Other Benefits
	Nine months ended September 30,		Nine months ended September 30,
Components of net periodic benefit cost:	2010	2009	2010	2009
Service cost	$1,674	$1,760	$12	$18
Interest cost	2,710	2,582	171	167
Expected return on plan assets	(5,124)	(4,202)	-	-
Net amortization	1,076	2,011	(1)	(37)
Total cost (benefit)	$336	$2,151	$182	$148

The Company is not required to make contributions to the plans in 2010, and did not do so during the nine months ended September 30, 2010.  The Company recorded approximately $0.6 million and $1.2 million, net of tax, as amortization of pension amounts previously recognized in Accumulated Other Comprehensive Income during the nine months ended September 30, 2009 and 2010, respectively.

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

As of September 30, 2010, the Trusts had the following issues of trust preferred debentures, all held by the Trusts, outstanding (dollars in thousands):

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

For the nine months ended September 30, 2010, the Company has made no transfers of assets between Level 1 and Level 2, and has had no Level 3 activity.

The following tables set forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 30, 2010
Assets:
Securities Available for Sale:
U.S. Treasury	71,964	-	-	71,964
Federal Agency	-	273,695	-	273,695
State & municipal	-	122,881	-	122,881
Mortgage-backed	-	220,254	-	220,254
Collateralized mortgage obligations	-	359,264	-	359,264
Corporate	-	20,609	-	20,609
Other securities	9,454	2,041	-	11,496
Total Securities Available for Sale	$81,418	$998,746	$-	$1,080,165

Trading Securities	2,550	-	-	2,550
Total	$83,969	$998,746	$-	$1,082,715

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets:
Securities Available for Sale:
U.S. Treasury	$20,086	$-	$-	$20,086
Federal Agency	-	313,157	-	313,157
State & municipal	-	137,613	-	137,613
Mortgage-backed	-	280,861	-	280,861
Collateralized mortgage obligations	-	330,711	-	330,711
Corporate	-	20,674	-	20,674
Other securities	11,654	2,002	-	13,656
Total Securities Available for Sale	$31,740	$1,085,018	$-	$1,116,758

Trading Securities	2,410	-	-	2,410
Total	$34,150	$1,085,018	$-	$1,119,168

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

U.S. GAAP require disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis such as goodwill, loans held for sale, other real estate owned, lease residuals, collateral-dependent impaired loans, mortgage servicing rights, and held-to-maturity securities.  The only nonrecurring fair value measurement recorded during the nine month period ended September 30, 2010 was related to impaired loans.  During the three and nine month periods ended September 30, 2010, the Company established specific reserves on impaired loans of approximately $1.6 million, which were included in the provision for loan and lease losses for the respective period.  The Company uses the fair value of underlying collateral, less costs to sell, to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

The following table sets forth information with regard to estimated fair values of financial instruments at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$340,733	$340,733	$187,161	$187,161
Securities available for sale	1,080,165	1,080,165	1,116,758	1,116,758
Securities held to maturity	103,173	105,130	159,946	161,851
Trading securities	2,550	2,550	2,410	2,410
Loans (1)	3,621,367	3,627,994	3,645,398	3,627,198
Less allowance for loan losses	71,875	-	66,550	-
Net loans	3,549,492	3,627,994	3,578,848	3,627,198
Accrued interest receivable	18,673	18,673	22,104	22,104
Financial liabilities
Savings, NOW, and money market	$2,409,661	$2,409,661	$2,269,779	$2,269,779
Time deposits	967,938	984,351	1,033,278	1,041,370
Noninterest bearing	825,022	825,022	789,989	789,989
Short-term borrowings	166,464	166,464	155,977	155,977
Long-term debt	429,468	492,512	554,698	596,588
Accrued interest payable	4,765	4,765	5,814	5,814
Trust preferred debentures	75,422	74,702	75,422	73,244

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

Note 9.	Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
September 30, 2010
U.S. Treasury	$71,131	$833	$-	$71,964
Federal Agency	270,968	2,727	-	273,695
State & municipal	118,521	4,550	189	122,882
Mortgage-backed	207,549	12,706	-	220,255
Collateralized mortgage obligations	350,457	8,807	-	359,264
Corporate	20,006	603	-	20,609
Other securities	9,052	2,505	61	11,496
Total securities available for sale	$1,047,684	$32,731	$250	$1,080,165
December 31, 2009
U.S. Treasury	$20,102	$5	$21	$20,086
Federal Agency	310,012	3,214	69	313,157
State & municipal	135,181	2,738	306	137,613
Mortgage-backed	269,255	11,606	-	280,861
Collateralized mortgage obligations	321,890	9,003	182	330,711
Corporate	20,011	663	-	20,674
Other securities	12,295	1,483	122	13,656
Total securities available for sale	$1,088,746	$28,712	$700	$1,116,758

In the available for sale category at September 30, 2010, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSE securities with an amortized cost of $181.4 million and a fair value of $192.2 million and US Government Agency securities with an amortized cost of $26.1 million and a fair value of $28.1 million; collateralized mortgage obligations were comprised of GSE securities with an amortized cost of $226.7 million and a fair value of $231.5 million and US Government Agency securities with an amortized cost of $123.8 million and a fair value of $127.8 million.

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

Proceeds from the sales of securities available for sale totaled $5.4 million and $2.8 million during the nine month periods ending September 30, 2010 and September 30, 2009, respectively.  Gains on these sales totaled $1.2 million and $0.1 million for the nine months ended September 30, 2010 and 2009, respectively.

Securities available for sale with amortized costs totaling $1.0 billion at September 30, 2010 and $1.1 billion at December 31, 2009, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at September 30, 2010 and December 31, 2009, securities available for sale with an amortized cost of $192.9 million and $178.0 million, respectively, were pledged as collateral for securities sold under repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
September 30, 2010
Mortgage-backed	$1,802	$200	$-	$2,002
State & municipal	101,371	1,759	2	103,128
Total securities held to maturity	$103,173	$1,959	$2	$105,130
December 31, 2009
Mortgage-backed	$2,041	$172	$-	$2,213
State & municipal	157,905	1,736	3	159,638
Total securities held to maturity	$159,946	$1,908	$3	$161,851

At September 30, 2010 and December 31, 2009, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

The following table sets forth information with regard to investment securities with unrealized losses at September 30, 2010 and December 31, 2009:

	Less than 12 months			12 months or longer			Total
Security Type:	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

September 30, 2010
U.S. Treasury	$-	$-	-	$-	$-	-	$-	$-	-
Federal agency	-	-	-	-	-	-	-	-	-
State & municipal	962	(23)	1	7,792	(168)	29	8,754	(191)	30
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	-	-	-	-	-	-	-	-	-
Other securities	1,047	(32)	8	51	(29)	1	1,098	(61)	9
Total securities with unrealized losses	$2,009	$(55)	9	$7,843	$(197)	30	$9,852	$(252)	39

December 31, 2009
U.S. Treasury	$20,022	$(21)	2	$-	$-	-	$20,022	$(21)	2
Federal agency	29,931	(69)	3	-	-	-	29,931	(69)	3
State & municipal	7,121	(40)	13	9,629	(269)	33	16,750	(309)	46
Mortgage-backed	-	-	-	-	-	-	-	-	-
Collateralized mortgage obligations	51,882	(124)	4	33,235	(58)	2	85,117	(182)	6
Other securities	4,900	(93)	1	52	(29)	1	4,952	(122)	2
Total securities with unrealized losses	$113,856	$(347)	23	$42,916	$(356)	36	$156,772	$(703)	59

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of September 30, 2010, management also had the intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of September 30, 2010, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at September 30, 2010:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$12,230	$12,263
From one to five years	371,054	374,997
From five to ten years	223,334	235,236
After ten years	432,013	446,171
	$1,038,631	$1,068,667
Debt securities classified as held to maturity
Within one year	$47,346	$47,418
From one to five years	39,567	40,926
From five to ten years	11,823	12,149
After ten years	4,437	4,637
	$103,173	$105,130

Maturities of mortgage-backed, collateralized mortgage obligations and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at September 30, 2010.

NBT BANCORP INC. AND SUBSIDIARIES
Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to provide a concise description of the financial condition and results of operations of NBT Bancorp Inc. and its wholly owned consolidated subsidiaries, NBT Bank, N.A. (the “Bank”), NBT Financial Services, Inc. (“NBT Financial”), and NBT Holdings, Inc. (“NBT Holdings”) (collectively referred to herein as the “Company”). This discussion will focus on results of operations, financial condition, capital resources and asset/liability management. Reference should be made to the Company's consolidated financial statements and footnotes thereto included in this Form 10-Q as well as to the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for an understanding of the following discussion and analysis.  Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results of the full year ending December 31, 2010 or any future period.

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

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the first nine months of 2010:

•	Net income for the nine months ended September 30, 2010 was $43.0 million, up $4.8 million, or 12.5%, from the nine months ended September 30, 2009

•	Net interest margin (on a fully taxable equivalent basis (“FTE”)) was 4.17% for the nine months ended September 30, 2010 as compared to 4.00% for the same period in 2009.

•
As a result of the Company’s excess liquidity, our Federal Funds sold position had a net negative impact of approximately 5 bp on our net interest margin for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

•	The Company incurred a debt prepayment penalty of $1.2 million to pay off long-term debt during the third quarter of 2010, while no prepayment penalties were incurred for the same period in 2009.

•	Capital ratios showed significant increases from December 31, 2009 to September 30, 2010:

o	Tier 1 Leverage ratio increased from 8.35% to 9.06%

o	Tier 1 Capital ratio increased from 11.34% to 12.19%

o	Total Risk-Based Capital Ratio increased from 12.59% to 13.44%

•	Past due loans as a percentage of total loans improved to 0.78% at September 30, 2010, as compared with 0.89% at December 31, 2009.

•	Net charge-offs for the nine months ended September 30, 2010 were $17.8 million, down from $18.7 million for the same period in 2009.

•	The provision for loan and lease losses was $23.1 million for the nine months ended September 30, 2010, down from $24.8 million for the same period in 2009.

•
Annualized return on average assets and return on average equity were 1.05% and 11.01%, respectively, for the nine months ended September 30, 2010, up from 0.95% and 10.89%, respectively, for the same period of 2009.

•
Noninterest income for the nine months ended September 30, 2010 was up $1.4 million from the same period in 2009 as the Company continues to strategically focus on noninterest income initiatives.  Retirement plan administration fees increased approximately 20% for the nine months ended September 30, 2010 as compared with the same period in 2009 due to an increase in the fair value of assets and new business from Epic Advisors, Inc., a full-service 401(k) plan recordkeeping firm.  In addition, trust income increased approximately $0.6 million for the nine months ended September 30, 2010 as compared to the same period in 2009 as a result of an increase in fair value of trust assets under administration.

•
Pension expenses decreased by approximately $1.9 million for the first nine months of 2010 as compared with the first nine months of 2009, due primarily to the increase in the expected return on pension plan assets, which increased significantly over the past year due to the increase in the value of the assets of the Plan.

•
The Company continues to make strategic investments into new markets in an effort to position itself for future growth.  In the first quarter of 2010, the Company opened an office in Queensbury, NY, continuing our expansion in the Glens Falls, NY region, and opened a financial center and branch office in Schenectady, NY in the third quarter of 2010.  The Company also has plans to open branch offices in Dallas, PA and Williston, VT in the fourth quarter of 2010.

•
FDIC expenses decreased by approximately $2.4 million for the first nine months of 2010 as compared to the first nine months of 2009, due primarily to the $2.5 million special assessment levied by the FDIC in the second quarter of 2009.

Net income per diluted share for the three months ended September 30, 2010 was $0.42 per share, as compared with $0.40 per share for the three months ended September 30, 2009.  Net income for the three months ended September 30, 2010 was $14.6 million, up $1.0 million, or 7.3%, from $13.6 million for the third quarter last year.  The increase in net income for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 was primarily the result of an increase in net interest income and a decrease in the provision for loan and lease losses, partially offset by an increase in noninterest expense.

Net income per diluted share for the nine months ended September 30, 2010 was $1.25 per share, as compared with $1.13 per share for the nine months ended September 30, 2009.  Net income for the nine months ended September 30, 2010 was $43.0 million, up $4.8 million, or 12.5%, from $38.2 million for the nine months ended September 30, 2009.  The increase in net income for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 was primarily the result of an increase in net interest income, partially offset by an increase in noninterest expense.

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

2010	First Quarter	Second Quarter	Third Quarter	Nine Months Ended September 30,
Return on average assets (ROAA)	1.03%	1.06%	1.07%	1.05%
Return on average equity (ROAE)	11.05%	11.09%	10.89%	11.01%
Net Interest Margin	4.21%	4.14%	4.15%	4.17%

2009
Return on average assets (ROAA)	0.99%	0.85%	0.99%	0.95%
Return on average equity (ROAE)	12.14%	9.63%	11.01%	10.89%
Net Interest Margin	4.09%	3.95%	3.98%	4.00%

Net Interest Income

Net interest income is the difference between interest income on earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, primarily deposits and borrowings.  Net interest income is affected by the interest rate spread, the difference between the yield on earning assets and cost of interest bearing liabilities, as well as the volumes of such assets and liabilities. Net interest income is one of the major determining factors in a financial institution’s performance as it is the principal source of earnings.  Since December 2008, the targeted federal funds rate has been at 0.25%, which has enabled the Company to lower its cost of funds more quickly than the repricing of earning assets, resulting in a higher net interest margin.  However, additional rate reductions on deposits are becoming more difficult as deposit rates are at or near their floor, which could result in additional margin pressure as well as a decrease in net interest margin.

FTE net interest income increased $1.7 million, or 3.3%, during the three months ended September 30, 2010, compared to the same period of 2009.  The increase in FTE net interest income resulted primarily from a decrease in the rate paid on interest bearing liabilities of 56 bp to 1.27% for the three months ended September 30, 2010 from 1.83% for the same period in 2009.  The interest rate spread increased 26 bp during the three months ended September 30, 2010 compared to the same period in 2009.  The net interest margin increased by 17 bp to 4.15% for the three months ended September 30, 2010, compared with 3.98% for the same period in 2009.  For the three months ended September 30, 2010, total FTE interest income decreased $4.6 million, or 6.6% as compared with the three months ended September 30, 2009.  The yield on earning assets for the period decreased 31 bp to 5.17% for the three months ended September 30, 2010 from 5.48% for the same period in 2009.

For the quarter ended September 30, 2010, total interest expense decreased $6.3 million, or 33.1%, primarily as a result of the decrease in target Fed Funds rate over the past two years, which impacts the Company’s short-term borrowing, money market account and time deposit rates.  Average interest bearing liabilities decreased $148.2 million, or 3.6%, for the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.  This decrease was due primarily to a decrease in average long-term debt for the three months ended September 30, 2010 as the Company paid down long term borrowings.  Total average interest bearing deposits decreased $34.5 million, or 1.0%, for the three months ended September 30, 2010 when compared to the same period in 2009.  The rate paid on average interest bearing deposits decreased 57 bp from 1.44% for the three months ended September 30, 2009 to 0.87% for the same period in 2010.  For the three months ended September 30, 2010, the Company experienced a shift in its deposit mix from time deposits to money market deposit accounts, NOW accounts and savings accounts. Average time deposit accounts decreased approximately $227.1 million, or 18.9%, for the three months ended September 30, 2010 when compared to the same period in 2009, while average money market accounts, NOW accounts and savings accounts collectively increased approximately $192.6 million, or 9.1%.  Going forward, additional rate reductions on deposits could be more difficult as deposit rates are at or near their floors.

Total average borrowings, including trust preferred debentures, decreased $113.7 million, or 14.3%, for the three months ended September 30, 2010 compared with the same period in 2009.  Average short-term borrowings increased by $27.0 million, or 20.4%, from $132.5 million for the three months ended September 30, 2009 to $159.5 million for the three months ended September 30, 2010.  The rate paid on short-term borrowings decreased to 0.23% for the three months ended September 30, 2010, from 0.43% for the three months ended September 30, 2009.  Average long-term debt decreased $140.7 million, or 24.0%, for the three months ended September 30, 2010, compared with the same period in 2009.  Given the funds sold position over the past several quarters, the Company has elected to prepay FHLB borrowings, which has contributed to the decrease in average long-term debt.  The rate paid on long-term debt remained at 3.90% for the three months ended September 30, 2010 as compared with the same period in 2009.  As a result of the decrease in the average balance, interest paid on long-term debt decreased $1.4 million, or 24.1%, for the three months ended September 30, 2010 as compared to the same period in 2009.

FTE net interest income increased $6.7 million, or 4.5%, during the nine months ended September 30, 2010, compared to the same period of 2009.  The increase in FTE net interest income resulted primarily from a decrease in the rate paid on interest bearing liabilities of 59 bp to 1.36% for the nine months ended September 30, 2010 from 1.95% for the same period in 2009.  The interest rate spread increased 23 bp during the nine months ended September 30, 2010 compared to the same period in 2009.  The net interest margin increased by 17 bp to 4.17% for the nine months ended September 30, 2010, compared with 4.00% for the same period in 2009.  For the nine months ended September 30, 2010, total FTE interest income decreased $12.4 million, or 5.9% as compared with the nine months ended September 30, 2009.  The yield on earning assets for the period decreased 36 bp to 5.27% for the nine months ended September 30, 2010 from 5.63% for the same period in 2009.  This decrease was partially offset by an increase in average interest earning assets of $21.9 million, or 0.4%, for the nine months ended September 30, 2010 when compared to the same period in 2009, principally from growth in short-term interest bearing accounts.  As a result of our excess liquidity resulting from the unfavorable rate environment, our Federal Funds sold position had a net negative impact of approximately 5 bp on our net interest margin for the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, total interest expense decreased $19.2 million, or 31.7%, primarily the result of the continued decrease in target Fed Funds rate of 0.25% over the past two years, which impacts the Company’s short-term borrowing, money market account and time deposit rates.  Average interest bearing liabilities decreased $88.8 million, or 2.1%, for the nine months ended September 30, 2010 when compared to the same period in 2009.  This decrease was due primarily to a decrease in average long-term debt for the nine months ended September 30, 2010 as the Company paid down long term borrowings.  Total average interest bearing deposits increased $6.4 million, or 0.2%, for the nine months ended September 30, 2010 when compared to the same period in 2009.  The rate paid on average interest bearing deposits decreased 62 bp from 1.56% for the nine months ended September 30, 2009 to 0.94% for the same period in 2010.  For the nine months ended September 30, 2010, the Company experienced a shift in its deposit mix from time deposits to money market deposit accounts, NOW accounts and savings accounts. Average time deposit accounts decreased approximately $274.6 million, or 21.6%, for the nine months ended September 30, 2010 when compared to the same period in 2009, while money market accounts, NOW accounts and savings accounts collectively increased approximately $281.0 million, or 13.6%.

Total average borrowings, including trust preferred debentures, decreased $95.2 million, or 11.6%, for the nine months ended September 30, 2010 compared with the same period in 2009.  Average short-term borrowings increased by $22.6 million, or 16.9%, from $133.7 million for the nine months ended September 30, 2009 to $156.2 million for the nine months ended September 30, 2010.  The rate paid on short-term borrowings decreased to 0.29% for the nine months ended September 30, 2010, from 0.41% for the nine months ended September 30, 2009.  Average long-term debt decreased $117.8 million, or 19.4%, for the nine months ended September 30, 2010, compared with the same period in 2009.  The rate paid on long-term debt decreased to 3.89% for the nine months ended September 30, 2010, from 3.95% for the same period in 2009.  As a result of the decrease in the average balance and rate paid on long-term debt, interest paid on long-term debt decreased $3.7 million, or 20.4%, for the nine months ended September 30, 2010 as compared to the same period in 2009.

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

Three months ended September 30,

		2010			2009
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$132,734	$77	0.23%	$99,501	$74	0.30%
Securities available for sale (1)(excluding unrealized gains or losses)	1,052,985	9,258	3.49%	1,082,655	11,859	4.35%
Securities held to maturity (1)	111,140	1,364	4.87%	161,915	1,871	4.58%
Investment in FRB and FHLB Banks	30,638	405	5.23%	37,372	541	5.74%
Loans and leases (2)	3,631,637	53,506	5.85%	3,627,803	54,857	6.00%
Total interest earning assets	$4,959,134	$64,610	5.17%	$5,009,246	$69,202	5.48%
Other assets	437,542			406,128
Total assets	$5,396,676			$5,415,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,078,771	$1,445	0.53%	$1,025,345	$3,317	1.28%
NOW deposit accounts	665,893	616	0.37%	582,307	694	0.47%
Savings deposits	564,847	217	0.15%	509,258	217	0.17%
Time deposits	972,049	4,896	2.00%	1,199,101	7,774	2.57%
Total interest bearing deposits	$3,281,560	$7,174	0.87%	$3,316,011	$12,002	1.44%
Short-term borrowings	159,480	91	0.23%	132,459	142	0.43%
Trust preferred debentures	75,422	1,046	5.50%	75,422	1,049	5.52%
Long-term debt	444,681	4,374	3.90%	585,416	5,761	3.90%
Total interest bearing liabilities	$3,961,143	$12,685	1.27%	$4,109,308	$18,954	1.83%
Demand deposits	827,358			737,064
Other liabilities	77,590			79,862
Stockholders' equity	530,585			489,140
Total liabilities and stockholders' equity	$5,396,676			$5,415,374
Net interest income (FTE)		51,925			50,248
Interest rate spread			3.90%			3.64%
Net interest margin			4.15%			3.98%
Taxable equivalent adjustment		1,298			1,566
Net interest income		$50,627			$48,682

(1) Securities are shown at average amortized cost
(2) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding

Nine months ended September 30,

		2010			2009
	Average		Yield/	Average		Yield/
(dollars in thousands)	Balance	Interest	Rates	Balance	Interest	Rates
ASSETS
Short-term interest bearing accounts	$121,211	$219	0.24%	$76,523	$150	0.26%
Securities available for sale (1)(excluding unrealized gains or losses)	1,085,171	30,326	3.74%	1,085,746	37,399	4.61%
Securities held to maturity (1)	138,339	4,702	4.54%	146,350	5,553	5.07%
Investment in FRB and FHLB Banks	32,840	1,329	5.40%	38,143	1,432	5.02%
Loans and leases (2)	3,637,532	161,097	5.92%	3,646,437	165,578	6.07%
Total interest earning assets	$5,015,093	$197,673	5.27%	$4,993,199	$210,112	5.63%
Other assets	440,752			412,132
Total assets	$5,455,845			$5,405,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,100,904	5,085	0.62%	$995,233	$9,806	1.32%
NOW deposit accounts	692,178	2,207	0.43%	571,478	2,328	0.54%
Savings deposits	551,662	623	0.15%	497,040	631	0.17%
Time deposits	998,257	15,712	2.10%	1,272,893	26,199	2.75%
Total interest bearing deposits	$3,343,001	$23,627	0.94%	$3,336,644	$38,964	1.56%
Short-term borrowings	156,248	338	0.29%	133,668	413	0.41%
Trust preferred debentures	75,422	3,106	5.51%	75,422	3,211	5.69%
Long-term debt	490,622	14,289	3.89%	608,408	17,956	3.95%
Total interest bearing liabilities	$4,065,293	$41,360	1.36%	$4,154,142	$60,544	1.95%
Demand deposits	789,160			708,513
Other liabilities	79,531			73,440
Stockholders' equity	521,861			469,236
Total liabilities and stockholders' equity	$5,455,845			$5,405,331
Net interest income (FTE)		156,313			149,568
Interest rate spread			3.91%			3.68%
Net interest margin			4.17%			4.00%
Taxable equivalent adjustment		4,284			4,723
Net interest income		$152,029			$144,845

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

Analysis of Changes in Taxable Equivalent Net Interest Income

Three months ended September 30,
	Increase (Decrease)
	2010 over 2009
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$80	$(77)	$3
Securities available for sale	(317)	(2,284)	(2,601)
Securities held to maturity	(1,192)	685	(507)
Investment in FRB and FHLB Banks	(92)	(44)	(136)
Loans and leases	388	(1,739)	(1,351)
Total interest income	(1,133)	(3,459)	(4,592)

Money market deposit accounts	1,107	(2,979)	(1,872)
NOW deposit accounts	451	(529)	(78)
Savings deposits	89	(89)	-
Time deposits	(1,322)	(1,556)	(2,878)
Short-term borrowings	145	(196)	(51)
Trust preferred debentures	-	(3)	(3)
Long-term debt	(1,384)	(3)	(1,387)
Total interest expense	(914)	(5,355)	(6,269)

Change in FTE net interest income	$(219)	$1,896	$1,677

Nine months ended September 30,
	Increase (Decrease)
	2010 over 2009
(in thousands)	Volume	Rate	Total

Short-term interest bearing accounts	$89	$(20)	$69
Securities available for sale	(20)	(7,053)	(7,073)
Securities held to maturity	(293)	(558)	(851)
Investment in FRB and FHLB Banks	(257)	154	(103)
Loans and leases	(404)	(4,077)	(4,481)
Total interest income	(885)	(11,554)	(12,439)

Money market deposit accounts	1,534	(6,255)	(4,721)
NOW deposit accounts	607	(728)	(121)
Savings deposits	89	(97)	(8)
Time deposits	(5,017)	(5,470)	(10,487)
Short-term borrowings	92	(167)	(75)
Trust preferred debentures	-	(105)	(105)
Long-term debt	(3,433)	(234)	(3,667)
Total interest expense	(6,128)	(13,056)	(19,184)

Change in FTE net interest income	$5,243	$1,502	$6,745

Noninterest Income
Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations.  The following table sets forth information by category of noninterest income for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
(in thousands)
Service charges on deposit accounts	$5,953	$7,110	$18,384	$20,357
Insurance and other financial services revenue	4,595	4,368	14,540	13,926
Trust	1,786	1,668	5,461	4,838
Net securities gains	1,120	129	1,211	146
Bank owned life insurance	655	683	2,444	2,225
ATM and debit card fees	2,660	2,443	7,489	6,993
Retirement plan administration fees	2,612	2,412	7,597	6,347
Other	1,610	2,037	4,526	5,453
Total noninterest income	$20,991	$20,850	$61,652	$60,285

Noninterest income for the three months ended September 30, 2010 was $21.0 million, relatively flat compared with $20.9 million for the same period in 2009.  Net securities gains increased approximately $1.0 million for the three months ended September 30, 2010 as compared to the same period in 2009.  This increase was due to the sale of one equity position during the three month period ended September 30, 2010.  Slight increases in ATM and debit card fees, insurance and other financial services revenue, and retirement plan administration fees also contributed to the increase in noninterest income.  These increases were offset by a decrease in service charges on deposit accounts of approximately $1.2 million, or 16.3%, for the three months ended September 30, 2010 as compared with the same period in 2009.  The decrease in service charges was the result of a decrease in overdraft activity due to changes in consumer behavior caused by economic conditions as well as the effects of implementing new regulations regarding overdraft fees.  In addition, other noninterest income decreased approximately $0.4 million, or 21.0%, for the three months ended September 30, 2010 as compared with the same period in 2009, due primarily to a decrease in mortgage banking revenue as a result of a decrease in loan sales.

Noninterest income for the nine months ended September 30, 2010 was $61.7 million, up $1.4 million or 2.3% from $60.3 million for the same period in 2009.  The increase in noninterest income was due primarily to an increase in retirement plan administration fees of approximately $1.3 million for the nine month period ended September 30, 2010 as compared with the nine month period ended September 30, 2009 as a result of organic growth and increased asset values from improved market conditions.  In addition, the Company experienced an increase in net securities gains of approximately $1.1 million for the nine months ended September 30, 2010 as compared to the same period in 2009 due primarily to the aforementioned equity sale.  Trust revenue increased approximately $0.6 million for the nine months ended September 30, 2010 as compared to the same period in 2009 due primarily to an increase in fair value of trust assets under administration.  Other financial services revenue increased approximately $0.6 million for the nine months ended September 30, 2010 as compared to the same period in 2009, due primarily to expansion into new markets within our footprint.  These increases were partially offset by a decrease in service charges on deposit accounts of approximately $2.0 million as a result of a decrease in overdraft activity due to changes in consumer behavior caused by economic conditions as well as the effects of implementing new regulations regarding overdraft fees.  In addition, other noninterest income decreased approximately $0.9 million, or 17.0%, for the nine months ended September 30, 2010 as compared with the same period in 2009 due primarily to a decrease in mortgage banking revenue as a result of a decrease in loan sales.

Noninterest Expense
Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
(in thousands)
Salaries and employee benefits	$24,090	$21,272	$70,518	$62,646
Occupancy	3,709	3,481	11,527	11,256
Equipment	2,053	1,997	6,194	6,024
Data processing and communications	2,971	3,305	9,454	9,924
Professional fees and outside services	2,068	2,691	6,543	7,820
Office supplies and postage	1,542	1,426	4,538	4,385
Amortization of intangible assets	767	827	2,328	2,465
Loan collection and other real estate owned	548	755	2,275	2,177
FDIC expenses	1,621	1,535	4,734	7,096
Prepayment penalty on long-term debt	1,205	-	1,205	-
Other	4,110	3,743	11,725	11,483
Total noninterest expense	$44,684	$41,032	$131,041	$125,276

Noninterest expense for the three months ended September 30, 2010 was $44.7 million, up from $41.0 million, or 8.9%, for the same period in 2009.  Salaries and employee benefits increased $2.8 million, or 13.2%, for the three months ended September 30, 2010 compared with the same period in 2009.  This increase was due primarily to increases in full-time-equivalent employees, merit increases and other employee benefits.  In addition, the Company incurred a debt prepayment penalty of $1.2 million to pay off long-term debt during the third quarter of 2010, while no prepayment penalties were incurred for the same period in 2009.  These increases were partially offset by a decrease in professional fees and outside services of approximately $0.6 million for the three month period ended September 30, 2010, as compared with the three months ended September 30, 2009.  This decrease resulted primarily from non-recurring systems consulting service fees incurred in the third quarter of 2009.

Noninterest expense for the nine months ended September 30, 2010 was $131.0 million, up from $125.3 million, or 4.6%, for the same period in 2009.  Salaries and employee benefits increased $7.9 million, or 12.6%, for the nine months ended September 30, 2010 compared with the same period in 2009.  This increase was due primarily to increases in full-time-equivalent employees, merit increases, employee benefits, and incentive compensation.  In addition, the Company incurred a debt prepayment penalty of $1.2 million to pay off long-term debt during the third quarter of 2010, while no prepayment penalties were incurred for the same period in 2009.  These increases were partially offset by a decrease in FDIC expenses of approximately $2.4 million for the nine month period ended September 30, 2010, as compared with the nine months ended September 30, 2009.  This decrease resulted from the special assessment levied by the FDIC in the second quarter of 2009.  In addition, professional fees and outside services decreased by $1.3 million, or 16.3%, for the nine month period ended September 30, 2010 as compared with the nine months ended September 30, 2009.  This decrease was due primarily to legal fees incurred during the second quarter of 2009 related to de novo branch activity as well as non-recurring systems consulting service fees incurred for the nine month period ended September 30, 2010.

Income Taxes

Income tax expense for the three month period ended September 30, 2010 was $4.8 million, down from $5.8 million for the same period in 2009.  This decrease is primarily the result of an amendment to New York State tax law to conform to the bad debt treatment afforded under Federal law, which resulted in a reduction to tax expense of $0.6 million in the third quarter of 2010.  As a result of the decrease in income tax expense, the effective tax rate was 24.9% for the three months ended September 30, 2010 as compared to 30.0% for the same period in 2009.

Income tax expense for the nine month period ended September 30, 2010 was $16.5 million, down from $16.9 million for the same period in 2009.  This decrease is primarily the result of an amendment to New York State tax law to conform to the bad debt treatment afforded under Federal law, which resulted in a reduction to tax expense of $0.6 million in the third quarter of 2010.   As a result of the decrease in income tax expense, the effective tax rate was 27.8% for the nine months ended September 30, 2010 as compared to 30.7% for the same period in 2009.

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

Average total earning securities decreased $80.4 million, or 6.5%, for the three months ended September 30, 2010 when compared to the same period in 2009.  The average balance of securities available for sale decreased $29.7 million, or 2.7%, for the three months ended September 30, 2010 when compared to the same period in 2009.  The average balance of securities held to maturity decreased $50.8 million, or 31.4%, for the three months ended September 30, 2010, compared to the same period in 2009.  This decrease was due primarily to the scheduled run-off of municipal securities in the held to maturity portfolio.  The average total securities portfolio represents 23.5% of total average earning assets for the three months ended September 30, 2010, down slightly from 24.8% for the same period in 2009.

Average total earning securities decreased $8.6 million, or 0.7%, for the nine months ended September 30, 2010 when compared to the same period in 2009.  The average balance of securities available for sale decreased nominally for the nine months ended September 30, 2010 when compared to the same period in 2009.  The average balance of securities held to maturity decreased $8.0 million, or 5.5%, for the nine months ended September 30, 2010, compared to the same period in 2009. The average total securities portfolio represents 24.4% of total average earning assets for the nine months ended September 30, 2010, down slightly from 24.7% for the same period in 2009.

The following table details the composition of securities available for sale, securities held to maturity and regulatory investments for the periods indicated:

	September 30, 2010	December 31, 2009
Mortgage-backed securities:
With maturities 15 years or less	14%	22%
With maturities greater than 15 years	4%	6%
Collateral mortgage obligations	30%	29%
Municipal securities	18%	20%
US agency notes	29%	17%
Other	5%	6%
Total	100%	100%

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

During the nine months ended September 30, 2010, the Company experienced a shift from mortgage-backed securities to U.S. agency notes.  As of September 30, 2010, mortgage-backed securities with maturities of 15 years or less comprised 14% of the securities portfolio as compared to 22% as of December 31, 2009.  As of September 30, 2010, US agency notes comprised 29% of the Company’s securities as compared to 17% as of December 31, 2009.  This shift was due to the reinvestment of maturing mortgage-backed securities in GSE securities due to the current interest rate environment.

Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category for the periods indicated follows:

(In thousands)	September 30, 2010	December 31, 2009
Residential real estate mortgages	$558,875	$622,898
Commercial	597,809	581,870
Commercial real estate mortgages	815,349	718,235
Real estate construction and development	50,979	76,721
Agricultural and agricultural real estate mortgages	114,673	122,466
Consumer	860,405	856,956
Home equity	586,873	603,585
Lease financing	36,404	62,667
Total loans and leases	$3,621,367	$3,645,398

Total loans and leases decreased by $24.0 million, or 0.7%, at September 30, 2010 from December 31, 2009, and represent approximately 66.1% of assets, as compared to 66.7% of total assets at December 31, 2009.  Residential real estate mortgages decreased by approximately $64.0 million, or 10.3%, from December 31, 2009 to September 30, 2010.  This decrease is primarily due to sales by the Company of newly originated loans to secondary markets.  Commercial loans increased approximately $15.9 million, or 2.7%, from December 31, 2009 to September 30, 2010.  Commercial real estate mortgages increased by approximately $97.1 million, or 13.5%, from December 31, 2009 to September 30, 2010 primarily due to the Company’s growth in markets in which the Company has recently expanded.  Lease financing decreased approximately $26.3 million, or 41.9%, from December 31, 2009 to September 30, 2010 as the Company discontinued lease origination in the second quarter of 2009 and the portfolio continues to run off.

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

After a thorough consideration and validation of the factors discussed above, required additions or reductions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.  These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of the overall inherent risk of probable loss in the portfolio.  While management uses available information to recognize losses on loans and leases, additions or reductions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  The allowance for loan and lease losses to outstanding loans and leases increased to 1.98% as of September 30, 2010 as compared to 1.83% at December 31, 2009.  This was due primarily to an increase in general allocations, which increased to $69.1 million at September 30, 2010 from $63.9 million at December 31, 2009 as a result of continued economic uncertainty.  In addition, specific reserves on impaired loans increased slightly to $2.8 million at September 30, 2010 as compared to $2.6 million at December 31, 2009.  Management considers the allowance for loan losses to be adequate based on evaluation and analysis of the loan portfolio.

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

Allowance For Loan and Lease Losses
	Three months ended
(dollars in thousands)	September 30, 2010		September 30, 2009
Balance, beginning of period	$70,300		$62,734
Recoveries	929		1,253
Chargeoffs	(6,883)		(8,438)
Net chargeoffs	(5,954)		(7,185)
Provision for loan losses	7,529		9,101
Balance, end of period	$71,875		$64,650
Composition of Net Chargeoffs
Commercial and agricultural	$(2,555)	43%	$(2,837)	39%
Real estate mortgage	(125)	2%	(64)	1%
Consumer	(3,274)	55%	(4,284)	60%
Net chargeoffs	$(5,954)	100%	$(7,185)	100%
Annualized net chargeoffs to average loans and leases	0.65%		0.79%

Allowance For Loan and Lease Losses
	Nine months ended
(dollars in thousands)	September 30, 2010		September 30, 2009
Balance, beginning of period	$66,550		$58,564
Recoveries	3,674		3,310
Chargeoffs	(21,471)		(21,975)
Net chargeoffs	(17,797)		(18,665)
Provision for loan losses	23,122		24,751
Balance, end of period	$71,875		$64,650
Composition of Net Chargeoffs
Commercial and agricultural	$(7,461)	42%	$(7,255)	39%
Real estate mortgage	(640)	4%	(399)	2%
Consumer	(9,696)	54%	(11,011)	58%
Net chargeoffs	$(17,797)	100%	$(18,665)	100%
Annualized net chargeoffs to average loans and leases	0.65%		0.68%

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

Nonperforming Assets
	September 30,		December 31,
(Dollars in thousands)	2010		2009
Nonaccrual loans	Amount	%	Amount	%
Commercial and agricultural loans and real estate	$24,001	58%	$25,521	66%
Real estate mortgages	8,106	20%	6,140	16%
Consumer	8,126	20%	6,249	16%
Troubled debt restructured loans	1,015	2%	836	2%
Total nonaccrual loans	41,248	100%	38,746	100%
Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	-	0%	59	2%
Real estate mortgages	638	27%	602	24%
Consumer	1,711	73%	1,865	74%
Total loans 90 days or more past due and still accruing	2,349	100%	2,526	100%

Total nonperforming loans	43,597		41,272
Other real estate owned (OREO)	1,143		2,358
Total nonperforming assets	44,740		43,630
Total nonperforming loans to total loans and leases	1.20%		1.13%
Total nonperforming assets to total assets	0.82%		0.80%
Total allowance for loan and lease losses to nonperforming loans	164.86%		161.25%

Loans over 60 days past due but not over 90 days past due were 0.13% of total loans as of September 30, 2010, compared to 0.15% of total loans as of December 31, 2009.  In addition to nonperforming loans, the Company has also identified approximately $84.0 million in potential problem loans at September 30, 2010 as compared to $79.1 million at December 31, 2009.  Potential problem loans are loans that are currently performing, but known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in classification of such loans as nonperforming at some time in the future.  At the Company, potential problem loans are typically defined as loans that are performing but are classified by the Company’s loan rating system as “substandard.”  At September 30, 2010, potential problem loans primarily consisted of commercial real estate and commercial and agricultural loans.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.

The Company recorded a provision for loan and lease losses of $7.5 million during the third quarter of 2010 compared with $9.1 million during the third quarter of 2009.  Annualized net charge-offs to average loans and leases for the three months ended September 30, 2010 were 0.65%, compared with 0.79% for three months ended September 30, 2009.  The Company’s allowance for loan and lease losses increased to 1.98% of loans and leases at September 30, 2010, compared with 1.83% at December 31, 2009.  Specific reserves on impaired loans totaled $2.8 million at September 30, 2010 and $2.6 million at December 31, 2009.  General allocations increased to $69.1 million at September 30, 2010 from $63.9 million at December 31, 2009 due primarily to continued economic uncertainty.

The Company recorded a provision for loan and lease losses of $23.1 million during the nine months ended September 30, 2010 compared with $24.8 million during the nine months ended September 30, 2009.  Annualized net charge-offs to average loans and leases for the nine months ended September 30, 2010 were 0.65%, compared with 0.68% for the nine months ended September 30, 2009.

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

Deposits

Total deposits were $4.2 billion at September 30, 2010, up $109.6 million, or 2.7%, from December 31, 2009.  Savings, NOW and money market accounts increased $139.9 million, or 6.2%, from December 31, 2009 to September 30, 2010.  These increases were offset by a decrease in time deposits of $65.3, or 6.3%, from December 31, 2009 to September 30, 2010.  Demand deposits increased approximately $35.0 million, or 4.4%, from December 31, 2009 to September 30, 2010.

Total average deposits for the three months ended September 30, 2010 increased $55.8 million, or 1.4%, from the same period in 2009.  The Company experienced an increase in average money market accounts of $53.4 million, or 5.2%, for the three months ended September 30, 2010 compared to the same period in 2009.  Average NOW accounts increased $83.6 million, or 14.4%, for the three months ended September 30, 2010 as compared to the same period in 2009.  Average savings accounts increased $55.6 million, or 10.9%, for the three month period ending September 30, 2010 as compared to the same period in 2009.  This increase in average money market, NOW and savings accounts was primarily due to a shift from time deposit accounts due to a decline in interest rates offered on time deposits, driven by the decrease in the Fed Funds rate.  Average time deposits decreased $227.1 million, or 18.9%, for the three months ended September 30, 2010 from the same period in 2009.  Average demand deposit accounts increased $90.3 million, or 12.3%, for the three months ended September 30, 2010 as compared to the same period in 2009.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Total average deposits for the nine months ended September 30, 2010 increased $87.0 million, or 2.2%, from the same period in 2009.  The Company experienced an increase in average money market accounts of $105.7 million, or 10.6%, for the nine months ended September 30, 2010 compared to the same period in 2009.  Average NOW accounts increased $120.7 million, or 21.1%, for the nine months ended September 30, 2010 compared to the same period in 2009.  Average savings accounts increased $54.6 million, or 11.0%, for the nine month period ending September 30, 2010 as compared to the same period in 2009.  This increase in average money market, NOW and savings accounts was primarily due to a shift from time deposit accounts due to a decline in interest rates offered on time deposits driven by the decrease in the Fed Funds rate.    Average time deposits decreased $274.6 million, or 21.6%, for the nine months ended September 30, 2010 from the same period in 2009.  Average demand deposit accounts increased $80.6 million, or 11.4%, for the nine months ended September 30, 2010 as compared to the same period in 2009.  This was due primarily to an increasing customer base, as the Company continues to expand into new markets.

Borrowed Funds

The Company's borrowed funds consist of short-term borrowings and long-term debt. Short-term borrowings totaled $166.5 million at September 30, 2010 compared to $156.0 million at December 31, 2009.  Long-term debt was $429.5 million at September 30, 2010, as compared to $554.7 million at December 31, 2009.  This decrease was mainly due to the repayment of FHLB borrrowings.  For more information about the Company’s borrowing capacity and liquidity position, see “Liquidity Risk” below.

Capital Resources

Stockholders' equity of $534.3 million represented 9.75% of total assets at September 30, 2010, compared with $505.1 million, or 9.24% as of December 31, 2009.  Under previously disclosed stock repurchase plans, the Company purchased 23,810 shares of its common stock during the nine month period ended September 30, 2010, for a total of $0.5 million at an average price of $20.03 per share.  At September 30, 2010, there were 976,190 shares available for repurchase under this previously announced stock repurchase plan.  This plan was authorized on October 26, 2009 in the amount of 1,000,000 shares and expires on December 31, 2011.

The Board of Directors considers the Company's earnings position and earnings potential when making dividend decisions.  The Company does not have a target dividend pay out ratio.

As the capital ratios in the following table indicate, the Company remained “well capitalized” at September 30, 2010 under applicable bank regulatory requirements.  Capital measurements are well in excess of regulatory minimum guidelines and meet the requirements to be considered well capitalized for all periods presented. Tier 1 leverage, Tier 1 capital and Total risk-based capital ratios have regulatory minimum guidelines of 3%, 4% and 8% respectively, with requirements to be considered well capitalized of 5%, 6% and 10%, respectively.

Capital Measurements	September 30, 2010	December 31, 2009
Tier 1 leverage ratio	9.06%	8.35%
Tier 1 capital ratio	12.19%	11.34%
Total risk-based capital ratio	13.44%	12.59%
Cash dividends as a percentage of net income	48.12%	52.14%
Per common share:
Book value	$15.50	$14.69
Tangible book value	$11.64	$10.75

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

Net interest income for the next 12 months in the + 200/- 100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes the percentage change in net interest income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income in the flat rate scenario using the September 30, 2010 balance sheet position:

Interest Rate Sensitivity Analysis
Change in interest rates (in bp points)	Percent change in net interest income
+200	(1.14%)
-100	(1.83%)

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

The primary liquidity measurement the Company utilizes is called the Basic Surplus, which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  Basic Surplus is calculated by subtracting short-term liabilities from liquid assets.  This approach recognizes the importance of balancing levels of cash flow liquidity from short- and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.  At September 30, 2010, the Company’s Basic Surplus measurement was 9.7% of total assets or $531 million as compared to the December 31, 2009 Basic Surplus of 6.8%, and was above the Company’s minimum of 5% or $274 million set forth in its liquidity policies.  Since March 2009, the Company has been in a Fed Funds sold position as a result of excess liquidity.

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

The Company’s primary source of funds is the Bank. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years (as defined in the regulations). At September 30, 2010, approximately $97.9 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC.  The Bank’s ability to pay dividends is also subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements. Under the General Corporation Law of the State of Delaware, the Company may declare and pay dividends either out of its surplus or, in case there is no surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

At September 30, 2010 and December 31, 2009, FHLB advances outstanding totaled $404 million and $530 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $227 million at September 30, 2010 and $167 million at December 31, 2009.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $152 million at September 30, 2010 and $162 million at December 31, 2009, or used to collateralize other borrowings, such as repurchase agreements.  At September 30, 2010 the Bank also had additional borrowing capacity from unused collateral at the Federal Reserve of $443 million.

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

ASU 2010-18, Receivables: Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset (Topic 310), was issued in April 2010.  As a result of the amendments in this Update, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update do not require an entity to make additional disclosures.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early application was permitted.  Upon initial adoption of the guidance in this Update, an entity may make a onetime election to terminate accounting for loans as a pool under Subtopic 310-30.  This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The Company does not have pooled loans and therefore the adoption did not have a material impact on the Company’s financial position or results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information called for by Item 3 is contained in the Liquidity and Interest Rate Sensitivity Management section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.  CONTROLS AND PROCEDURES

The  Company's  management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of  the  Company's  disclosure  controls  and  procedures  (as  defined  in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as  of  September 30, 2010. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company's disclosure controls and procedures were effective.

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

Compliance with the recently enacted Dodd-Frank Act may increase our costs of operations and adversely impact our earnings and capital ratios.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") into law.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry.  Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.  In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation.  It is impossible to predict when many final rules would be issued through any such rulemakings, and what the content of such rules will be.  The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our business. We will apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

Item 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)
The table below sets forth the information with respect to purchases made by the Company (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans (1)
7/1/10 - 7/31/10	-	$-	-	1,000,000
8/1/10 - 8/31/10	23,810	20.03	23,810	976,190
9/1/10 - 9/30/10	-	-	-	976,190
Total	23,810	$20.03	23,810	976,190

1)
Under previously disclosed stock repurchase plans, the Company purchased 23,810 shares of its common stock during the nine month period ended September 30, 2010, for a total of $0.5 million at an average price of $20.03 per share.  At September 30, 2010, there were 976,190 shares available for repurchase under this previously announced stock repurchase plan.  This plan was authorized on October 26, 2009 in the amount of 1,000,000 shares and expires on December 31, 2011.

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Written Statement of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Written Statement of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of November 2010.

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