Form 10-K
period 2010-12-31
NBT BANCORP INC
filed 2011-03-01
CIK 790359

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Large accelerated filer ☒    Accelerated filer ☐     Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

Based on the closing price of the registrant’s common stock as of June 30, 2010, the aggregate market value of the voting stock, common stock, par value, $0.01 per share, held by non-affiliates of the registrant is $673,845,411.

The number of shares of Common Stock outstanding as of February 15, 2011, was 34,566,224.

DOCUMENTS INCORPORATED BY REFERENCE
Portions  of the registrant’s definitive Proxy Statement for its Annual Meeting  of Stockholders to be held on May 3, 2011 are incorporated by reference into  Part  III,  Items  10,  11,  12,  13  and  14  of  this  Form  10-K.

NBT BANCORP INC.
FORM 10-K – Year Ended December 31, 2010

PART I

ITEM 1. Business

NBT Bancorp Inc. (the “Registrant” or the “Company”) is a registered financial holding company incorporated in the state of Delaware in 1986, with its principal headquarters located in Norwich, New York. The Company, on a consolidated basis, at December 31, 2010 had assets of $5.3 billion and stockholders’ equity of $533.6 million.  Return on average assets and return on average equity were 1.05% and 10.92%, respectively, for the year ending December 31, 2010.  The Company had net income of $57.4 million or $1.66 per diluted share for 2010 and fully taxable equivalent (“FTE”) net interest margin was 4.15% for the same period.

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

The Company’s business, primarily conducted through the Bank but also through its other subsidiaries, consists of providing commercial banking and financial services to customers in its market area, which includes central and upstate New York, northeastern Pennsylvania and the greater Burlington, Vermont area.  The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services.  The Company’s business philosophy is to operate as a community bank with local decision-making, principally in non-metropolitan markets, providing a broad array of banking and financial services to retail, commercial, and municipal customers.  The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its earning assets, primarily loans and investments, and the interest expense paid on its interest bearing liabilities, primarily consisting of deposits and borrowings. Among other factors, net income is also affected by provisions for loan and lease losses and noninterest income, such as service charges on deposit accounts, trust fees, insurance and other financial services fees, and gains/losses on securities sales, as well as noninterest expense, such as salaries and employee benefits, data processing, communications, occupancy, and equipment expenses.

Substantially all of the Company’s business activities are with customers located in the United States and are summarized by state below:

	Interest and Fee Income	Noninterest Income	Total Revenue
New York	58%	28%	86%
Pennsylvania	8%	5%	13%
Vermont	1%	0%	1%
	67%	33%	100%

	Commercial	Consumer	Residential Real Estate	Total Loan Portfolio
New York	36%	34%	11%	81%
Pennsylvania	6%	7%	4%	17%
Vermont	2%	0%	0%	2%
	44%	41%	15%	100%

Approximately 56% of the New York-based loan portfolio was secured by real estate in central and upstate New York, while approximately 68% of the Pennsylvania-based loan portfolio was secured by real estate in northeastern Pennsylvania as of December 31, 2010.    Approximately 68% of the Vermont-based loan portfolio was secured by real estate in the Burlington, Vermont area.

Like the rest of the nation, the market areas that the Company serves are still experiencing some economic challenges.  A variety of factors (e.g., any substantial rise in inflation or further rise in unemployment rates, further decrease in consumer confidence, natural disasters, war, or political instability) may affect both the Company’s markets and the national market.  The Company will continue to emphasize managing its funding costs and lending and investment rates to effectively maintain profitability.  In addition, the Company will continue to seek and maintain relationships that can generate fee income that is not directly tied to lending relationships.  We anticipate that this approach should help mitigate profit fluctuations that are caused by movements in interest rates, business and consumer loan cycles, and local economic factors.

NBT Bank, N.A.

The Bank is a full service commercial bank formed in 1856, which provides a broad range of financial products to individuals, corporations and municipalities throughout the central and upstate New York, northeastern Pennsylvania and greater Burlington, Vermont market areas.

Through its network of branch locations, the Bank offers a wide range of products and services tailored to individuals, businesses, and municipalities.  Deposit products offered by the Bank include demand deposit accounts, savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts (“MMDA”), and certificate of deposit (“CD”) accounts.  The Bank offers various types of each deposit account to accommodate the needs of its customers with varying rates, terms, and features.  Loan products offered by the Bank include consumer loans, home equity loans, mortgages, small business loans and commercial loans, with varying rates, terms and features to accommodate the needs of its customers.  The Bank also offers various other products and services through its branch network such as trust and investment services and financial planning and life insurance services.  In addition to its branch network, the Bank also offers access to certain products and services online enabling customers to check balances, transfer funds, pay bills, view statements, apply for loans and access various other product and service information.    The Bank provides 24-hour access to an automated telephone line whereby customers can check balances, obtain interest information, transfer funds, request statements, and perform various other activities.

The Bank conducts business through two geographic operating divisions, NBT Bank and Pennstar Bank.  At year end 2010, the NBT Bank division had 86 divisional offices and 114 automated teller machines (ATMs), located primarily in central and upstate New York and Burlington, Vermont. At December 31, 2010, the NBT Bank division had total loans and leases of approximately $3.0 billion, or 83% of total loans and leases, and total deposits of $3.2 billion, or 77% of total deposits.  Revenue for the NBT Bank division totaled $199.0 million for the year ended December 31, 2010.  At year end 2010, the Pennstar Bank division had 37 divisional offices and 50 ATMs, located primarily in northeastern Pennsylvania. At December 31, 2010, the Pennstar Bank division had total loans and leases of $626.6 million, or 17% of total loans and leases, and total deposits of $941.3 million, or 23% of total deposits. Revenue for the Pennstar Bank division totaled $34.5 million for the year ended December 31, 2010.

NBT Financial Services, Inc.

Through NBT Financial Services, the Company operates EPIC Advisors, Inc. (“EPIC”), a retirement plan administrator.  Through EPIC, the Company offers services including retirement plan consulting and recordkeeping services.  EPIC’s headquarters are located in Rochester, New York.

NBT Holdings, Inc.

Through NBT Holdings, the Company operates Mang Insurance Agency, LLC (“Mang”), a full-service insurance agency acquired by the Company on September 1, 2008.  Prior to its acquisition by the Company, Mang was one of the largest independent insurance agencies in upstate New York and was headquartered in Binghamton, New York.  As part of the acquisition, the Company acquired approximately $15.3 million of intangible assets and $11.8 million of goodwill, for a purchase price of $28.0 million, which has been allocated to NBT Holdings for reporting purposes.  The results of operations are included in the consolidated financial statements from the date of acquisition, September 1, 2008.  Mang’s headquarters were moved to Norwich, New York in December 2009 and many Mang office locations that were in the same communities as NBT Bank branches have moved into those branches during 2009 and 2010.  Through Mang, the Company offers a full array of insurance products, including personal property and casualty, business liability and commercial insurance, tailored to serve the specific insurance needs of individuals as well as businesses in a range of industries operating in the markets served by the Company.

The Trusts

The Trusts were organized to raise additional regulatory capital and to provide funding for certain acquisitions.  CNBF Capital Trust I (“Trust I”) and NBT Statutory Trust I are Delaware statutory business trusts formed in 1999 and 2005, respectively, for the purpose of issuing trust preferred securities and lending the proceeds to the Company. In connection with the acquisition of CNB Bancorp, Inc. mentioned below, the Company formed NBT Statutory Trust II (“Trust II”) in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. The Company raised $51.5 million through Trust II in February 2006. The Company guarantees, on a limited basis, payments of distributions on the trust preferred securities and payments on redemption of the trust preferred securities. The Trusts are variable interest entities (VIEs) for which the Company is not the primary beneficiary, as defined by Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).  In accordance with FASB ASC, the accounts of the Trusts are not included in the Company’s consolidated financial statements.  On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which among other things, requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will not be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital.

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

Competition

The banking and financial services industry in the Company’s market areas is highly competitive.  The increasingly competitive environment is the result of changes in regulation, changes in technology and product delivery systems, additional financial service providers, and the accelerating pace of consolidation among financial services providers.  The Company competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers.  Additionally, various in-state market competitors and out-of-state banks continue to enter or have announced plans to enter the market areas in which the Company currently operates.

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

Some of the Company’s competitors have fewer regulatory constraints and may have lower cost structures.  In addition, some of the Company’s competitors have assets, capital and lending limits greater than that of the Company, have greater access to capital markets and offer a broader range of products and services than the Company.  These institutions may have the ability to finance wide-ranging advertising campaigns and may also be able to offer lower rates on loans and higher rates on deposits than the Company can offer.  Some of these institutions offer services, such as credit cards and international banking, which the Company does not directly offer.

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

The table below summarizes the Bank’s deposits and market share by the twenty-seven counties of New York, Pennsylvania, and Vermont in which it has customer facilities as of June 30, 2010.  Market share is based on deposits of all commercial banks, credit unions, savings and loans associations, and savings banks.

County	State	Deposits (in thousands)	Market Share	Market Rank	Number of Branches	Number of ATMs
Chenango	NY	$485,746	80.94%	1	11	16
Fulton	NY	367,069	55.97%	1	7	11
Hamilton	NY	32,337	47.07%	2	1	1
Schoharie	NY	168,977	43.76%	1	4	3
Delaware	NY	317,547	36.78%	1	5	5
Montgomery	NY	197,161	28.63%	2	6	5
Otsego	NY	290,326	27.67%	2	9	14
Essex	NY	120,384	23.75%	2	3	6
Susquehanna	PA	146,120	21.51%	3	6	7
St Lawrence	NY	128,694	11.46%	4	5	6
Pike	PA	62,534	11.06%	5	2	3
Broome	NY	250,190	10.89%	3	8	11
Wayne	PA	129,729	10.48%	4	4	5
Oneida	NY	268,270	8.81%	5	6	13
Tioga	NY	32,440	7.93%	4	1	1
Lackawanna	PA	374,380	7.72%	7	15	20
Clinton	NY	90,284	6.92%	6	3	2
Herkimer	NY	39,375	6.88%	5	2	1
Franklin	NY	21,817	4.74%	5	1	1
Monroe	PA	88,990	4.04%	7	6	8
Saratoga	NY	131,530	4.00%	11	4	4
Warren	NY	45,730	3.37%	7	2	3
Schenectady	NY	62,797	2.70%	8	2	2
Luzerne	PA	88,827	1.52%	15	4	7
Rensselaer	NY	23,524	1.31%	13	1	1
Albany	NY	137,862	1.18%	12	4	7
Chittenden	VT	11,097	0.35%	7	1	1
		$4,113,737			123	164

Deposit market share data is based on the most recent data available (as of June 30, 2010).

Source: SNL Financial LLC

Supervision and Regulation

As a bank holding company, the Company is subject to extensive regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) as its primary federal regulator. The Company also has qualified for and elected to be registered with the FRB as a financial holding company. The Bank, as a nationally chartered bank, is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”) as its primary federal regulator and, as to certain matters, by the FRB and the Federal Deposit Insurance Corporation (“FDIC”).

The Company is subject to capital adequacy guidelines of the FRB. The guidelines apply on a consolidated basis and require bank holding companies to maintain a minimum ratio of Tier 1 capital to total average assets (or “leverage ratio”) of 4%. For the most highly rated bank holding companies, the minimum ratio is 3%. The FRB capital adequacy guidelines also require bank holding companies to maintain a minimum ratio of Tier 1 capital to risk-weighted assets of 4% and a minimum ratio of qualifying total capital to risk-weighted assets of 8%. As of December 31, 2010, the Company’s leverage ratio was 9.16%, its ratio of Tier 1 capital to risk-weighted assets was 12.44%, and its ratio of qualifying total capital to risk-weighted assets was 13.70%. The FRB may set higher minimum capital requirements for bank holding companies whose circumstances warrant it, such as companies anticipating significant growth or facing unusual risks. The FRB has not advised the Company of any special capital requirement applicable to it.

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

Pursuant to Federal Reserve Board regulations and supervisory policies, bank holding companies also are expected to serve as a source of financial and managerial strength to their subsidiary depository institutions.  Therefore, to the extent the Bank is in need of capital, the Company could be expected to provide additional capital to the Bank, including, potentially, raising new capital for that purpose.

The Company is also under the jurisdiction of the Securities and Exchange Commission (“SEC”) and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

The Bank is subject to leverage and risk-based capital requirements and minimum capital guidelines of the OCC that are similar to those applicable to the Company.  As of December 31, 2010, the Bank was in compliance with all minimum capital requirements and met the requirements to be considered well-capitalized.  As of that date, the Bank’s leverage ratio was 8.67%, its ratio of Tier 1 capital to risk-weighted assets was 11.77%, and its ratio of qualifying total capital to risk-weighted assets was 13.03%.

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

Under FDIC regulations, no FDIC-insured bank can accept brokered deposits unless it is well capitalized, or is adequately capitalized and receives a waiver from the FDIC. In addition, these regulations prohibit any bank that is not well capitalized from paying an interest rate on brokered deposits in excess of three-quarters of one percentage point over certain prevailing market rates. As of December 31, 2010, the Bank’s total brokered deposits were $69.7 million.

The deposits of the Bank are insured up to regulatory limits by the FDIC. The Federal Deposit Insurance Reform Act of 2005 gave the FDIC increased flexibility in assessing premiums on banks and savings associations, including the Bank, to pay for deposit insurance and in managing its deposit insurance reserves. The FDIC has adopted regulations to implement its new authority.  Under these regulations, all insured depository institutions are placed into one of four risk categories.  For institutions such as the Bank, which do not have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition.  For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating.  On February 8, 2011, the FDIC issued new rules that take effect April 1, 2011 to change the way the FDIC differentiates risk and sets appropriate assessment rates.  In addition, the FDIC also issued an interim rule on February 27, 2009 that imposed an emergency special assessment of 20 basis points in addition to its risk-based assessment resulting in a $2.5 million charge to the Company in 2009.

The Bank is also a member of the Federal Home Loan Bank (“FHLB”) of New York, which provides a central credit facility primarily for member institutions for home mortgage and neighborhood lending. The Bank is subject to the rules and requirements of the FHLB, including the requirement to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the sum of 0.35% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year. The Bank was in compliance with the rules and requirements of the FHLB at December 31, 2010.

Like all FDIC insured financial institutions, the Company has been subjected to substantial increases in FDIC recurring premiums, as well as a special assessment levied by the FDIC in the second quarter of 2009.  The Company incurred $6.1 million and $8.4 million of FDIC assessment expenses in 2010 and 2009, respectively.  On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 31, 2009.  The Company paid approximately $22.2 million in 2009 for prepaid assessment fees for the fourth quarter of 2009, and for the years 2010, 2011, and 2012.  Approximately $1.4 million and $5.5 million of the prepaid assessment fees were expensed in the fourth quarter of 2009 and for the year ended December 31, 2010, respectively.

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

Transactions between the Bank and any of its affiliates, including the Company, are governed by sections 23A and 23B of the Federal Reserve Act (“FRA”) and the FRB’s implementing Regulation W. An “affiliate” of a bank includes any company or entity that controls, is controlled by, or is under common control with the bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of sections 23A and 23B, unless the subsidiary is also controlled through a non-bank chain of ownership by affiliates or controlling shareholders of the bank, the subsidiary is a financial subsidiary that operates under the expanded authority granted to national banks under the Financial Modernization Act of 1999, also known as the Gramm-Leach-Bliley Act (“GLB Act”), or the subsidiary engages in other activities that are not permissible for a bank to engage in directly (except insurance agency subsidiaries). Generally, sections 23A and 23B are intended to protect insured depository institutions from suffering losses arising from transactions with non-insured affiliates, by placing quantitative and qualitative limitations on covered transactions between a bank and with any one affiliate as well as all affiliates of the bank in the aggregate, and requiring that such transactions be on terms that are consistent with safe and sound banking practices.

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

The GLB Act and the rules promulgated thereunder requires all financial institutions, including the Company and the Bank, to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. In addition, the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”), includes many provisions affecting the Company, Bank, and/or their affiliates, including provisions concerning obtaining consumer reports, furnishing information to consumer reporting agencies, maintaining a program to prevent identity theft, sharing of certain information among affiliated companies, and other provisions. The FACT Act requires persons subject to FCRA to notify their customers if they report negative information about them to a credit bureau or if they are granted credit on terms less favorable than those generally available. The FRB and the Federal Trade Commission (“FTC”) have extensive rulemaking authority under the FACT Act, and the Company and the Bank are subject to the rules that have been promulgated under the FACT Act, including recent rules regarding limitations on affiliate marketing and implementation of programs to identify, detect and mitigate certain identity theft red flags. The Company has developed policies and procedures for itself and its subsidiaries, including the Bank, and believes it is in compliance with all privacy, information sharing, and notification provisions of the GLB Act and the FACT Act.  The Bank is also subject to data security standards and data breach notice requirements, chiefly those issued by the OCC.

On July 21, 2010, the President signed into law the Dodd-Frank Act. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting such rules and regulations.  With that discretion, market litigation, and continued legislative efforts, many of the details and much of the impact of the Dodd-Frank Act may not be known for months or years.

Certain provisions of the Dodd-Frank Act are expected to have a near term impact on the Company. For example, effective July 21, 2011, a provision of the Dodd-Frank Act eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to offer interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Bank is a member of the Deposit Insurance Fund and deposit accounts at the Bank are insured by the FDIC, generally up to the maximum amount permitted by law. The Dodd-Frank Act permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor per insured institution, retroactive to January 1, 2008, and qualifying non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

The Collins Amendment, included in the Dodd-Frank Act, requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will not be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital.  The Company has not issued any trust preferred securities after May 19, 2010.  The Collins Amendment also directs the appropriate federal banking supervisors, subject to recommendations by the Financial Stability Oversight Council, to develop capital requirements for all insured depository institutions, depository institution holding companies and systemically important non-bank financial companies to address systemically risky activities.

The Dodd-Frank Act and recently promulgated rules of the SEC will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and allow greater access by shareholders to the Company’s proxy material in connection with shareholder director nominations.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with wide-ranging powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable to national banks and federal savings associations, and gives state attorneys general certain powers to enforce federal consumer protection laws.

It is difficult to predict at this time with specificity the full range of the impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on the Company. The legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and the Company’s ability to conduct business. The Company will have to apply resources to ensure that it is in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase its costs of operations and adversely impact its earnings.

In 2007, the Federal Reserve and the SEC issued a final joint rulemaking (Regulation R) to clarify that traditional banking activities involving some elements of securities brokerage activities, such as most trust and fiduciary activities, may continue to be performed by banks rather than being “pushed-out” to affiliates supervised by the SEC.  These rules took effect for the Bank beginning January 1, 2009.

Effective July 1, 2010, a new federal banking rule under the Electronic Fund Transfer Act prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machines (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Overdrafts on the payment of checks and regular electronic bill payments are not covered by this new rule.  The adoption of this regulation by the Bank had a negative impact on the Company’s service charge income of approximately $1.5 million in 2010.

Under Title III of the USA PATRIOT Act all financial institutions, including the Company and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. The USA PATRIOT Act also encourages information-sharing among financial institutions, regulators, and law enforcement authorities by providing an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by the financial institution under the Bank Merger Act, which applies to the Bank, or the BHC Act, which applies to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, financial and reputational consequences for the institution. As of December 31, 2010, the Company and the Bank believe they are in compliance with the USA PATRIOT Act and regulations thereunder.

The Bank has a responsibility under the Community Reinvestment Act of 1977 (“CRA”) to help meet the credit needs of its communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Regulators assess the Bank’s record of compliance with the CRA. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit discrimination in lending practices on the basis of characteristics specified in those statutes. The Bank’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities and the activities of the Company. The Bank’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions against it by its regulators as well as other federal regulatory agencies and the Department of Justice. The Bank’s latest CRA rating was “Outstanding”.

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a broad range of measures to increase corporate responsibility, enhance penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to federal securities laws. SOX applies generally to companies that have securities registered under the Exchange Act, including publicly-held bank holding companies such as the Company. It includes very specific additional disclosure requirements and has adopted corporate governance rules, and requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules pursuant to its mandates. SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. In addition, the federal banking regulators have adopted generally similar requirements concerning the certification of financial statements by bank officials.

Home mortgage lenders, including banks, are required under the Home Mortgage Disclosure Act to make available to the public expanded information regarding the pricing of home mortgage loans, including the “rate spread” between the annual percentage rate and the average prime offer rate for mortgage loans of a comparable type. The availability of this information has led to increased scrutiny of higher-priced loans at all financial institutions to detect illegal discriminatory practices and to the initiation of a limited number of investigations by federal banking agencies and the U.S. Department of Justice. The Company has no information that it or its affiliates is the subject of any HMDA investigation.

Employees
At December 31, 2010, the Company had 1,499 full-time equivalent employees. The Company’s employees are not presently represented by any collective bargaining group.  The Company considers its employee relations to be good.

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

The Company’s success depends primarily on the general economic conditions of upstate New York, northeastern Pennsylvania, and Burlington, Vermont and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the upstate New York areas of Norwich, Oneonta, Amsterdam-Gloversville, Albany, Binghamton, Utica-Rome, Plattsburg, and Ogdensburg-Massena, the northeastern Pennsylvania areas of Scranton, Wilkes-Barre and East Stroudsburg, and the greater Burlington, Vermont area. The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources.

As a lender with the majority of our loans secured by real estate or made to businesses in New York, Pennsylvania, and Vermont, a downturn in these local economies could cause significant increases in nonperforming loans, which could negatively impact our earnings. Declines in real estate values in our market areas could cause any of our loans to become inadequately collateralized, which would expose us to greater risk of loss. Additionally, a decline in real estate values could adversely impact our portfolio of residential and commercial real estate loans and could result in the decline of originations of such loans, as most of our loans, and the collateral securing our loans, are located in those areas.

As a lender with agricultural loans in the portfolio (approximately 3.1% of total loans), continued low milk prices could result in an increase in nonperforming loans, which could negatively impact our earnings.

Variations in interest rates may negatively affect our financial performance.

The Company’s earnings and financial condition are largely dependent upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest rate spreads could adversely affect the Company’s earnings and financial condition. The Company cannot predict with certainty or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense.  High interest rates could also affect the amount of loans that the Company can originate because higher rates could cause customers to apply for fewer mortgages or cause depositors to shift funds from accounts that have a comparatively lower cost to accounts with a higher cost.  The Company may also experience customer attrition due to competitor pricing. With short-term interest rates at historic lows and the current Federal Funds target rate at 25 bp, the Company’s interest-bearing deposit accounts, particularly core deposits, are repricing at historic lows as well.  In the future, we anticipate that the interest rate environment will increase and the Federal funds target rate will start to increase.  Depending on the nature and scale of those increases, the Company’s challenge will be managing the magnitude and scope of the repricing.  If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, net interest income will be negatively affected. Changes in the asset and liability mix may also affect net interest income. Similarly, lower interest rates cause higher yielding assets to prepay and floating or adjustable rate assets to reset to lower rates. If the Company is not able to reduce its funding costs sufficiently, due to either competitive factors or the maturity schedule of existing liabilities, then the Company’s net interest margin will decline.

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

Changes in the equity markets could materially affect the level of assets under management and the demand for other fee-based services.

Economic downturns could affect the volume of income from and demand for fee-based services.  Revenue from the wealth management and benefit plan administration businesses depend in large part on the level of assets under management and administration.  Market volatility that leads customers to liquidate investments, as well as lower asset values, can reduce our level of assets under management and administration and thereby decrease our investment management and administration revenues.

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

As of December 31, 2010, approximately 44% of the Company’s loan and lease portfolio consisted of commercial and industrial, agricultural, commercial construction and commercial real estate loans. These types of loans generally expose a lender to greater risk of non-payment and loss than residential real estate loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans. Because the Company’s loan portfolio contains a significant number of commercial and industrial, agricultural, construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in nonperforming loans. An increase in nonperforming loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and/or an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Loans and Leases” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, agricultural, construction and commercial real estate loans.

If our allowance for loan and lease losses is not sufficient to cover actual loan and lease losses, our earnings will decrease.

The Company maintains an allowance for loan and lease losses, which is an allowance established through a provision for loan and lease losses charged to expense, that represents management’s best estimate of probable losses that could be incurred within the existing portfolio of loans and leases. The allowance, in the judgment of management, is necessary to reserve for estimated loan and lease losses and risks inherent in the loan and lease portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan and lease portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for loan and lease losses, the Company will need additional provisions to increase the allowance for loan and lease losses. These potential increases in the allowance for loan and lease losses would result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See the section captioned “Allowance for Loan and Lease Losses, Provision for Loan and Lease Losses, and Nonperforming Assets” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for loan and lease losses.

Strong competition within our industry and market area could hurt our performance and slow our growth.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Company operates. Additionally, various banks continue to enter or have announced plans to enter the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

The Company’s ability to compete successfully depends on a number of factors, including, among other things:

•	the ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets;
•	the ability to expand the Company’s market position;
•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;
•	the rate at which the Company introduces new products and services relative to its competitors;
•	customer satisfaction with the Company’s level of service;
•	industry and general economic trends; and
•	the ability to attract and retain talented employees

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

On July 21, 2010, President Obama signed the Dodd-Frank Act into law.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial services industry.  Among other things, the Dodd-Frank Act creates a new federal financial consumer protection agency, tightens capital standards, imposes clearing and margining requirements on many derivatives activities, and generally increases oversight and regulation of financial institutions and financial activities.  It requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will not be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital.  The Company has not issued any trust preferred securities after May 19, 2010.  In addition to the self-implementing provisions of the statute, the Dodd-Frank Act calls for many administrative rulemakings by various federal agencies to implement various parts of the legislation.  It is impossible to predict when many final rules would be issued through any such rulemakings, and what the content of such rules will be.

The Dodd-Frank Act creates a new Consumer Financial Protection Bureau to take over responsibility for the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Savings Act, among others.  Institutions which have assets of $10 billion or less, will continue to be supervised in this area by their primary federal regulators.  The Federal Reserve will also be adopting a rule addressing interchange fees for debit card transactions that is expected to lower fee income generated from this source.  Although technically this rule will only apply to institutions with assets in excess of $10 billion, it is expected that smaller institutions, such as NBT Bank, may also be impacted.  The Company contracts with large debit card processors with which management of the Company will have relatively weak bargaining power.  It is possible these processors, as a result of the Act, will earn lower revenues, leaving less revenue per transaction for the Company.  The Federal Reserve Board has until July 2011 to complete its regulations, so the timing and ultimate extent of impact to the Company is unknown.

In addition, the Dodd-Frank Act significantly rolls back the federal preemption of state consumer protection laws that is currently enjoyed by federal savings associations and national banks by requiring that a state consumer financial law prevent or significantly interfere with the exercise of a federal savings association’s or national bank’s powers before it can be preempted, mandating that any preemption decision be made on a case by case basis rather than a blanket rule, and ending the applicability of preemption to subsidiaries and affiliates of national banks and federal savings associations.  As a result, we may now be subject to state consumer protection laws in each state where we do business, and those laws may be interpreted and enforced differently in different states.

Many of the provisions of the Dodd-Frank Act will not become effective until a year or more after its enactment and, if required, the adoption and effectiveness of implementing regulations.  In addition, the scope and impact of many of the Dodd-Frank Act’s provisions will be determined through the rulemaking process.  As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations.  However, it is expected that at a minimum it will increase our operating and compliance costs.  The financial reform legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our business. We will apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings.

The Company is subject to liquidity risk which could adversely affect net interest income and earnings

The purpose of the Company’s liquidity management is to meet the cash flow obligations of its customers for both deposits and loans.  The primary liquidity measurement the Company utilizes is called Basic Surplus which captures the adequacy of the Company’s access to reliable sources of cash relative to the stability of its funding mix of average liabilities.  This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary.   However, competitive pressure on deposit pricing could result in a decrease in the Company’s deposit base or an increase in funding costs.  In addition, liquidity will come under additional pressure if loan growth exceeds deposit growth.  These scenarios could lead to a decrease in the Company’s basic surplus measure below the minimum policy level of 5%.  To manage this risk, the Company has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies.  Depending on the level of interest rates, the Company’s net interest income, and therefore earnings, could be adversely affected.  See the section captioned “Liquidity” in Item 7.

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

Dramatic declines in the housing market over the past few years, with falling home prices and increasing foreclosures, high unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions.

The economic pressure experienced by consumers during the recent fiscal recession and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. In particular, we have seen increases in foreclosures in our markets, increases in expenses such as FDIC premiums and a low reinvestment rate environment.  While it appears that the worst of the financial crisis has past, we do not expect that the challenging conditions in the financial and housing markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions. In particular, we may be affected in one or more of the following ways:

•	we currently face increased regulation of our industry and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities;

•	customer confidence levels may continue to decline and increase delinquencies and default rates, which could impact our charge-offs and provision for loan losses;

•
our ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets; or

•	competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

We are subject to other-than-temporary impairment risk which could negatively impact our financial performance.

The Company recognizes an impairment charge when the decline in the fair value of equity, debt securities and cost-method investments below their cost basis are judged to be other-than-temporary. Significant judgment is used to identify events or circumstances that would likely have a significant adverse effect on the future use of the investment. The Company considers various factors in determining whether an impairment is other-than-temporary, including the severity and duration of the impairment, forecasted recovery, the financial condition and near-term prospects of the investee, and whether the Company has the intent to sell and whether it is more likely than not it will be forced to sell the security in question. Information about unrealized gains and losses is subject to changing conditions. The values of securities with unrealized gains and losses will fluctuate, as will the values of securities that we identify as potentially distressed. Our current evaluation of other-than-temporary impairments reflects our intent to hold securities for a reasonable period of time sufficient for a forecasted recovery of fair value. However, our intent to hold certain of these securities may change in future periods as a result of facts and circumstances impacting a specific security. If our intent to hold a security with an unrealized loss changes, and we do not expect the security to fully recover prior to the expected time of disposition, we will write down the security to its fair value in the period that our intent to hold the security changes.

The process of evaluating the potential impairment of goodwill and other intangibles is highly subjective and requires significant judgment. The Company estimates the expected future cash flows of its various businesses and determines the carrying value of these businesses.  The Company exercises judgment in assigning and allocating certain assets and liabilities to these businesses. The Company then compares the carrying value, including goodwill and other intangibles, to the discounted future cash flows. If the total of future cash flows is less than the carrying amount of the assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets. Estimates of the future cash flows associated with the assets are critical to these assessments. Changes in these estimates based on changed economic conditions or business strategies could result in material impairment charges and therefore have a material adverse impact on the Company’s financial condition and performance.

The risks presented by acquisitions could adversely affect our financial condition and result of operations.

The business strategy of the Company may include growth through acquisition from time to time.  Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions.  These risks include among other things: the difficulty of integrating operations and personnel, the potential disruption of our ongoing business, the inability of our management to maximize our financial and strategic position, the inability to maintain uniform standards, controls, procedures and policies, and the impairment of relationships with employees and customers as a result of changes in ownership and management.

Our controls and procedures may fail or be circumvented, which may result in a material adverse effect on our business.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

We are exposed to risk of environmental liabilities with respect to properties to which we obtain title.

A portion of our loan portfolio at December 31, 2010 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a government entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation and remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business, results of operations and prospects.

We may be adversely affected by the soundness of other financial institutions including the FHLB of New York.

The Company owns common stock of FHLB of New York in order to qualify for membership in the FHLB system, which enables it to borrow funds under the FHLB of New York’s advance program.  The carrying value and fair market value of our FHLB of New York common stock was $27.2 million as of December 31, 2010.

There are 12 branches of the FHLB, including New York.  Several members have warned that they have either breached risk-based capital requirements or that they are close to breaching those requirements.  The 12 FHLB branches are jointly liable for the consolidated obligations of the FHLB system.  To the extent that one FHLB branch cannot meet its obligations to pay its share of the system’s debt, other FHLB branches can be called upon to make the payment.  Any such adverse effects on the FHLB of New York could adversely affect the value of our investment in its common stock and negatively impact our results of operations.

Trading activity in the Company’s common stock could result in material price fluctuations.

The market price of the Company’s common stock may fluctuate significantly in response to a number of factors including, but not limited to:

•	changes in securities analysts’ expectations of financial performance;
•	volatility of stock market prices and volumes;
•	incorrect information or speculation;
•	changes in industry valuations;
•	variations in operating results from general expectations;
•	actions taken against the Company by various regulatory agencies;

•	changes in authoritative accounting guidance by the Financial Accounting Standards Board or other regulatory agencies;
•
changes in general domestic economic conditions such as inflation rates, tax rates, unemployment rates, labor and healthcare cost trend rates, recessions, and changing government policies, laws and regulations; and

•	severe weather, natural disasters, acts of war or terrorism and other external events.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2. Properties

The Company’s headquarters are located at 52 South Broad Street, Norwich, New York 13815.  The Company operated the following number of community banking branches and ATMs as of December 31, 2010:

County	Branches	ATMs	County	Branches	ATMs
NBT Bank Division			Pennstar Bank Division
New York			Pennsylvania
Albany County	4	7	Lackawanna County	15	20
Broome County	8	11	Luzerne County	4	7
Chenango County	11	16	Monroe County	6	8
Clinton County	3	2	Pike County	3	3
Delaware County	5	5	Susquehanna County	6	7
Essex County	3	6	Wayne County	3	5
Franklin County	1	1
Fulton County	7	11
Hamilton County	1	1
Herkimer County	2	1
Montgomery County	6	5
Oneida County	6	13
Otsego County	9	14
Rensselaer County	1	1
Saratoga County	4	4
Schenectady County	2	2
Schoharie County	4	3
St. Lawrence County	5	6
Tioga County	1	1
Warren County	2	3

Vermont
Chittenden County	1	1

The Company leases 48 of the above listed branches from third parties.  The Company owns all other banking premises. The Company believes that its offices are sufficient for its present operations.  All of the above ATMs are owned by the Company.

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

ITEM 4. [Reserved]

PART  II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder matters and Issuer Purchases of Equity Securities

The common stock of NBT Bancorp Inc. (“Common Stock”) is quoted on the Nasdaq Global Select Market under the symbol “NBTB.” The following table sets forth the high and low sales prices and dividends declared for the Common Stock for the periods indicated:

	High	Low	Dividend
2010
1st quarter	$23.99	$19.15	$0.20
2nd quarter	25.96	20.21	0.20
3rd quarter	23.06	19.27	0.20
4th quarter	24.96	21.41	0.20
2009
1st quarter	$28.37	$15.42	$0.20
2nd quarter	25.22	20.49	0.20
3rd quarter	24.16	20.57	0.20
4th quarter	23.59	19.43	0.20

The closing price of the Common Stock on February 15, 2010 was $23.29.

As of February 15, 2010, there were 6,622 shareholders of record of Company common stock.

The following graph compares the cumulative total stockholder return (i.e., price change, reinvestment of cash dividends and stock dividends received) on our common stock against the cumulative total return of the NASDAQ Stock Market (U.S. Companies) Index and the Index for NASDAQ Financial Stocks.  The stock performance graph assumes that $100 was invested on December 31, 2005.  The graph further assumes the reinvestment of dividends into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the relevant fiscal year.  The yearly points marked on the horizontal axis correspond to December 31 of that year.  We calculate each of the referenced indices in the same manner.  All are market-capitalization-weighted indices, so companies judged by the market to be more important (i.e., more valuable) count for more in all indices.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
NBT Bancorp, Inc.	$100.00	$121.98	$112.98	$142.99	$108.10	$132.82
NASDAQ Financial Stocks	$100.00	$114.27	$106.02	$75.15	$77.72	$88.73
NASDAQ Composite Index	$100.00	$110.38	$122.13	$73.33	$106.53	$125.85

Source:  Bloomberg, L.P.

We depend primarily upon dividends from our subsidiaries for a substantial part of our revenue.  Accordingly, our ability to pay dividends depends primarily upon the receipt of dividends or other capital distributions from our subsidiaries.  Payment of dividends to the Company from the Bank is subject to certain regulatory and other restrictions.  Under OCC regulations, the Bank may pay dividends to the Company without prior regulatory approval so long as it meets its applicable regulatory capital requirements before and after payment of such dividends and its total dividends do not exceed its net income to date over the calendar year plus retained net income over the preceding two years.  At December 31, 2010, the Bank was in compliance with all applicable minimum capital requirements and had the ability to pay dividends of $108.5 million to the Company without the prior approval of the OCC.

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

	Year ended December 31,
(In thousands, except per share data)	2010	2009	2008	2007	2006
Interest, fee and dividend income	$255,738	$273,393	$294,414	$306,117	$288,842
Interest expense	53,210	76,924	108,368	141,090	125,009
Net interest income	202,528	196,469	186,046	165,027	163,833
Provision for loan and lease losses	29,809	33,392	27,181	30,094	9,395
Noninterest income excluding securities gains (losses)	80,614	79,987	70,171	57,586	49,504
Securities gains (losses), net	3,274	144	1,535	2,113	(875)
Noninterest expense	178,291	170,566	146,813	122,517	122,966
Income before income taxes	78,316	72,642	83,758	72,115	80,101
Net income	57,404	52,011	58,353	50,328	55,947

Per common share
Basic earnings	$1.67	$1.54	$1.81	$1.52	$1.65
Diluted earnings	1.66	1.53	1.80	1.51	1.64
Cash dividends paid	0.80	0.80	0.80	0.79	0.76
Book value at year-end	15.51	14.69	13.24	12.29	11.79
Tangible book value at year-end	11.67	10.75	9.01	8.78	8.42
Average diluted common shares outstanding	34,509	33,903	32,427	33,421	34,206

At December 31,
Securities available for sale, at fair value	$1,129,368	$1,116,758	$1,119,665	$1,140,114	$1,106,322
Securities held to maturity, at amortized cost	97,310	159,946	140,209	149,111	136,314
Loans and leases	3,610,006	3,645,398	3,651,911	3,455,851	3,412,654
Allowance for loan and lease losses	71,234	66,550	58,564	54,183	50,587
Assets	5,338,856	5,464,026	5,336,088	5,201,776	5,087,572
Deposits	4,134,352	4,093,046	3,923,258	3,872,093	3,796,238
Borrowings	604,730	786,097	914,123	868,776	838,558
Stockholders’ equity	533,572	505,123	431,845	397,300	403,817

Key ratios
Return on average assets	1.05%	0.96%	1.11%	0.98%	1.14%
Return on average equity	10.92	10.90	14.16	12.60	14.47
Average equity to average assets	9.63	8.79	7.83	7.81	7.85
Net interest margin	4.15	4.04	3.95	3.61	3.70
Dividend payout ratio	48.19	52.29	44.44	52.32	46.34
Tier 1 leverage	9.16	8.35	7.17	7.14	7.57
Tier 1 risk-based capital	12.44	11.34	9.75	9.79	10.42
Total risk-based capital	13.70	12.59	11.00	11.05	11.67

Selected Quarterly Financial Data
	2010				2009
(Dollars in thousands, except per share data)	First	Second	Third	Fourth	First	Second	Third	Fourth
Interest, fee and dividend income	$65,471	$64,606	$63,312	$62,349	$69,381	$68,372	$67,636	$68,004
Interest expense	14,670	14,005	12,685	11,850	21,269	20,321	18,954	16,380
Net interest income	50,801	50,601	50,627	50,499	48,112	48,051	48,682	51,624
Provision for loan and lease losses	9,243	6,350	7,529	6,687	6,451	9,199	9,101	8,641
Noninterest income excluding net securities gains (losses)	20,313	20,257	19,871	20,173	19,590	19,828	20,721	19,848
Net securities gains (losses)	28	63	1,120	2,063	0	17	129	(2)
Noninterest expense	42,160	44,197	44,684	47,250	42,305	41,939	41,032	45,290
Net income	13,976	14,424	14,570	14,434	13,072	11,560	13,578	13,801
Basic earnings per share	$0.41	$0.42	$0.42	$0.42	$0.40	$0.34	$0.40	$0.40
Diluted earnings per share	$0.41	$0.42	$0.42	$0.42	$0.40	$0.34	$0.40	$0.40
Annualized net interest margin	4.21%	4.14%	4.15%	4.09%	4.09%	3.95%	3.98%	4.15%
Annualized return on average assets	1.03%	1.06%	1.07%	1.05%	0.99%	0.85%	0.99%	1.00%
Annualized return on average equity	11.05%	11.09%	10.89%	10.68%	12.14%	9.63%	11.01%	10.92%
Average diluted common shares outstanding	34,425	34,565	34,513	34,590	32,645	34,314	34,342	34,348

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this filing and future filings by the Company with the SEC, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, contain forward-looking statements, as defined in the Private Securities Litigation Reform Act. These statements may be identified by the use of phrases such as “anticipate,” “believe,” “expect,” “forecasts,”  “projects,”  “will,”  “can,” “would,” “should,” “could,” “may,” or other similar terms. There are a number of factors, many of which are beyond the Company’s control that could cause actual results to differ materially from those contemplated by the forward looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local, regional, national and international economic conditions and the impact they may have on the Company and its customers and the Company’s assessment of that impact; (2) changes in the level of non-performing assets and charge-offs; (3) changes in estimates of future reserve requirements based upon the periodic review thereof under relevant regulatory and accounting requirements; (4) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve Board; (5) inflation, interest rate, securities market and monetary fluctuations; (6) political instability; (7) acts of war or terrorism; (8) the timely development and acceptance of new products and services and perceived overall value of these products and services by users; (9) changes in consumer spending, borrowings and savings habits; (10) changes in the financial performance and/or condition of the Company’s borrowers; (11) technological changes; (12) acquisitions and integration of acquired businesses; (13) the ability to increase market share and control expenses; (14) changes in the competitive environment among financial holding companies; (15) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply including those under the recently enacted Dodd-Frank Act; (16) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters; (17) changes in the Company’s organization, compensation and benefit plans; (18) the costs and effects of legal and regulatory developments including the resolution of legal proceedings or regulatory or other governmental inquiries and the results of regulatory examinations or reviews; (19) greater than expected costs or difficulties related to the integration of new products and lines of business; and (20) the Company’s success at managing the risks involved in the foregoing items.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that various factors including, but not limited to, those described above, could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to differ materially from those anticipated or projected.

Except as required by law, the Company does not undertake, and specifically disclaims any obligations to, publicly release any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

The  financial  review  which  follows  focuses  on  the  factors  affecting the consolidated  financial  condition and results of operations of NBT Bancorp Inc. (the  “Registrant”)  and  its  wholly  owned  subsidiaries, the Bank, NBT Financial Services and NBT Holdings during  2010  and,  in  summary form, the preceding two years. Collectively, the Registrant and its subsidiaries are referred to herein as “the Company.” Net interest margin is presented in this discussion on a fully taxable equivalent (FTE) basis.  Average balances discussed are daily averages unless otherwise described. The audited consolidated financial statements and related notes as of December 31, 2010 and 2009 and for each of the years in the three-year period ended December 31, 2010 should be read in conjunction with this review. Amounts in  prior  period  consolidated  financial  statements are reclassified whenever necessary  to  conform  to  the  2010  presentation.

Critical Accounting Policies

The Company has identified policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan and lease losses, pension accounting, provision for income taxes and intangible assets.

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

The Company is subject to examinations from various taxing authorities.  Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions.  Management believes that the assumptions and judgments used to record tax-related assets or liabilities have been appropriate.  Should tax laws change or the taxing authorities determine that management’s assumptions were inappropriate, an adjustment may be required which could have a material effect on the Company’s results of operations.

As a result of acquisitions, the Company has acquired goodwill and identifiable intangible assets.  Goodwill represents the cost of acquired companies in excess of the fair value of net assets at the acquisition date.  Goodwill is evaluated at least annually or when business conditions suggest that an impairment may have occurred.  Goodwill will be reduced to its carrying value through a charge to earnings if impairment exists.  Core deposits and other identifiable intangible assets are amortized to expense over their estimated useful lives.  The determination of whether or not impairment exists is based upon discounted cash flow modeling techniques that require management to make estimates regarding the amount and timing of expected future cash flows.  It also requires them to select a discount rate that reflects the current return requirements of the market in relation to present risk-free interest rates, required equity market premiums and Company-specific risk indicators, all of which are susceptible to change based on changes in economic conditions and other factors.  Future events or changes in the estimates used to determine the carrying value of goodwill and identifiable intangible assets could have a material impact on the Company’s results of operations.

The Company’s policies on the allowance for loan and lease losses, pension accounting, provision for income taxes and intangible assets are disclosed in Note 1 to the consolidated financial statements. A more detailed description of the allowance for loan and lease losses is included in the “Risk Management” section of this Form 10-K.  All significant pension accounting assumptions, income tax assumptions, and intangible asset assumptions and detail are disclosed in Notes 18, 15 and 10, respectively, to the consolidated financial statements. All accounting policies are important, and as such, the Company encourages the reader to review each of the policies included in Note 1 to obtain a better understanding of how the Company’s financial performance is reported.

Overview

Significant factors management reviews to evaluate the Company’s operating results and financial condition include, but are not limited to:  net income and earnings per share, return on assets and equity, net interest margin, noninterest income, operating expenses, asset quality indicators, loan and deposit growth, capital management, liquidity and interest rate sensitivity, enhancements to customer products and services, technology advancements, market share and peer comparisons.  The following information should be considered in connection with the Company's results for the fiscal year ended December 31, 2010:

•	Net interest margin was 4.15% for 2010, as compared with 4.04% in 2009.

•
Noninterest income (excluding net securities gains) for the year ended December 31, 2010 was $80.6 million, the highest in the Company’s history.  This record noninterest income was spurred by increases in several noninterest income categories including retirement plan administration fees, insurance and other financial services revenue, and trust revenue.  The Company recorded gains on securities sales totaling $3.3 million in 2010.

•
Service charges on deposit accounts decreased approximately $3.1 million as a result of a decrease in overdraft activity due to changes in consumer behavior caused by economic conditions as well as the impact of implementing the changes to overdraft charges as required by  Regulation E (“Reg E”).

•
The Company incurred debt prepayment penalties totaling $4.5 million to pay off long-term debt during 2010.  The debt prepayments in 2010 benefited interest expense by approximately $1.0 million in 2010, with future benefits expected in 2011 and 2012.

•
Pension expenses decreased in 2010 in comparison to 2009 primarily due to the impact of market appreciation on pension assets in 2010 and Company contributions in 2009.  For the year ended December 31, 2010, pension expenses decreased $2.2 million from the year ended December 31, 2009.

•	In 2010, the Company continued its investment in strategic expansion with branch openings in Queensbury and Schenectady, NY, and in Williston, VT in January 2011.

As a result of the recent economic recession, the Company is facing certain challenges in its industry. The condition of the residential real estate marketplace and the U.S. economy since 2007 has had a significant impact on the financial services industry as a whole, and therefore on the financial results of the Company.  Led by problems in the sub-prime mortgage markets, the residential real estate market suffered a pronounced decline beginning in 2007 and continued throughout 2008, 2009 and 2010.  With the U.S. economy in recession in 2008 and 2009, financial institutions faced higher credit losses from distressed real estate values and borrower defaults, resulting in reduced capital levels.

While the Company experienced higher delinquencies and charge-offs related to its loan portfolios in 2009, the Company experienced slight improvements in both areas in 2010.  The aforementioned U.S. economic recession resulted in some visible stress in the agricultural portfolio primarily as a result of reduced milk prices.  Milk prices, while still volatile, have improved.  Unemployment in the Company’s markets, while lower than the national average, remains high since 2009 and has resulted in deterioration in certain asset quality trends, including nonperforming loans.  In response to the recession, in 2010, we:

•	Continued to increase our loan collection efforts.

•
Continued the sale of conforming residential real estate mortgages in early 2010 due to favorable interest rate conditions.  The Company discontinued residential real estate mortgage sales during the third quarter of 2010, due to changes in the market conditions.

•	Increased efforts to grow noninterest income with focus on organic growth of our trust, financial services and insurance businesses.

•	Continued to originate loans using strict underwriting criteria.

The Company had net income of $57.4 million or $1.66 per diluted share for 2010, up 10.4% from net income of $52.0 million or $1.53 per diluted share for 2009.  Net interest income increased $6.1 million or 3.1% in 2010 compared to 2009.  The increase in net interest income resulted primarily from decreases in rates paid on interest bearing deposits and liabilities in 2010 as compared with 2009.  In addition, average interest bearing liabilities decreased $113.2 million, or 2.7%, in 2010 over 2009, primarily due to long-term debt prepayments in 2010.  The provision for loan and lease losses totaled $29.8 million for the year ended December 31, 2010, down $3.6 million, or 10.7%, from $33.4 million for the year ended December 31, 2009.  The decrease in total provision is due to ongoing modeling of the required levels of reserves which considers historical charge-offs, loan growth and economic trends.

Noninterest income for the year ended December 31, 2010 was $83.9 million, up $3.8 million or 4.7% from $80.1 million for the year ended December 31, 2009.  The increase in noninterest income was due primarily to an increase in net securities gains of approximately $3.1 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due primarily to the sale of two equity positions and certain collateralized mortgage obligations (“CMOs”) during 2010.  In addition, the Company experienced an increase in retirement plan administration fees of approximately $1.3 million for the year ended December 31, 2010 as compared with the year ended December 31, 2009 as a result of organic growth and increased asset values from improved market conditions.  Insurance and other financial services revenue increased approximately $1.1 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009, due primarily to new business and expansion into new markets within our footprint.  Trust revenue increased approximately $1.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due primarily to an increase in fair market value of trust assets under administration.  These increases were partially offset by a decrease in service charges on deposit accounts of approximately $3.1 million as a result of a decrease in overdraft activity due to changes in consumer behavior caused by economic conditions as well as the effects of implementing new regulations regarding overdraft fees.

Noninterest expense for the year ended December 31, 2010 was $178.3 million, up from $170.6 million, or 4.5%, for the year ended December 31, 2009.  Salaries and employee benefits increased $8.2 million, or 9.5%, for the year ended December 31, 2010 compared with the year ended December 31, 2009.  This increase was due primarily to increases in full-time-equivalent employees (primarily driven by market expansions), merit increases, employee benefits, and incentive compensation.  In addition, the Company incurred debt prepayment penalties totaling $4.5 million to pay off long-term debt during the year ended December 31, 2010, as compared with prepayment penalties totaling $0.8 million for the year ended December 31, 2009.  The debt prepayments in 2010 benefited interest expense by approximately $1.0 million in 2010, with future benefits expected in 2011 and 2012.  These increases were partially offset by a decrease in FDIC expenses of approximately $2.3 million for the year ended December 31, 2010, as compared with the year ended December 31, 2009.  This decrease resulted from the special assessment levied by the FDIC in the second quarter of 2009.  In addition, professional fees and outside services decreased by $1.5 million, or 14.0%, for the year ended December 31, 2010 as compared with the year ended December 31, 2009.  This decrease was due primarily to nonrecurring legal fees incurred during 2009 related to de novo branch activity as well as non-recurring systems consulting services incurred in 2009.  Income tax expense for the year ended December 31, 2010 was $20.9 million, up slightly from $20.6 million for the year ended December 31, 2009.  The effective tax rate was 26.7% for the year ended December 31, 2010, as compared to 28.4% for the year ended December 31, 2009.  This decrease in the effective tax rate is primarily the result of an amendment to New York State tax law to conform to the bad debt treatment afforded under Federal law, which resulted in a reduction to tax expense of $0.6 million, as well as a favorable New York State audit settlement, which resulted in a reduction to tax expense of $0.6 million for the year ended December 31, 2010.

2011 Outlook

The Company’s 2010 earnings reflected the Company’s continued ability to manage through the global economic conditions and challenges in the financial services industry, while investing in the Company’s future.  In 2011, the Company believes effects of the economic crisis will still exist, but that there will be some relief.  In particular the Company expects that in 2011:

• Revenue from FHLB dividends could decrease due to several factors including reduced borrowing levels from FHLB.

• Payments representing interest and principal on currently outstanding loans and investments will most likely continue to be reinvested at rates that are lower than the rates currently outstanding on those loans and investments.

• Noninterest income could potentially decrease as a result of the full year impact of new regulations regarding consumer overdraft fees.

• Competitive pressure on non-maturing deposits could result in an increase in interest expense if interest rates begin to rise.

• The economy may continue to have an adverse affect on asset quality indicators, particularly indicators related to loans secured by real estate, and the provision for loan and lease losses, and therefore credit costs, which have trended higher in recent years, are not expected to decline until economic indicators improve.  However, if the slight improvement shown in asset quality trends continues, the Company would expect the level of provisioning to decrease.

• The cost of compliance as a result of the new Dodd-Frank legislation could negatively impact certain fee generating products, which could negatively impact noninterest income and earnings.

The Company’s 2011 outlook is subject to factors in addition to those identified above and those risks and uncertainties that could impact the Company’s future results are explained in ITEM 1A. RISK FACTORS.

Asset/Liability Management

The Company attempts to maximize net interest income, and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposit products and other sources of funds, which in turn fund an appropriate mix of earning assets. The changes in the Company’s asset mix and sources of funds, and the resulting impact on net interest income, on a fully tax equivalent basis, are discussed below.  The following table includes the condensed consolidated average balance sheet, an analysis of interest income/expense and average yield/rate for each major category of earning assets and interest bearing liabilities on a taxable equivalent basis. Interest income for tax-exempt securities and loans and leases has been adjusted to a taxable-equivalent basis using the statutory Federal income tax rate of 35%.

Table 1. Average Balances and Net Interest Income
	2010			2009			2008

(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Short-term interest bearing accounts	$137,818	$354	0.26%	$88,012	$238	0.27%	$9,190	$186	2.03%
Securities available for sale (1)	1,088,376	38,759	3.56%	1,095,609	48,951	4.47%	1,113,810	56,841	5.10%
Securities held to maturity (1)	128,727	6,104	4.74%	151,078	7,385	4.89%	149,775	8,430	5.63%
Investment in FRB and FHLB Banks	31,850	1,821	5.72%	37,878	1,966	5.19%	39,735	2,437	6.13%
Loans and leases (2)	3,629,047	214,258	5.90%	3,641,852	221,128	6.07%	3,567,299	233,016	6.53%
Total interest earning assets	$5,015,818	$261,296	5.21%	$5,014,429	$279,668	5.58%	$4,879,809	$300,910	6.17%
Other assets	438,516			414,580			384,846
Total assets	$5,454,334			$5,429,009			$5,264,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Money market deposit accounts	$1,092,789	6,273	0.57%	$1,013,514	$12,165	1.20%	$778,477	$14,373	1.85%
NOW deposit accounts	709,920	2,938	0.41%	600,943	3,159	0.53%	485,014	4,133	0.85%
Savings deposits	552,660	797	0.14%	499,079	826	0.17%	467,572	2,161	0.46%
Time deposits	985,504	20,346	2.06%	1,227,199	32,346	2.64%	1,507,966	55,465	3.68%
Total interest bearing deposits	$3,340,873	$30,354	0.91%	$3,340,735	$48,496	1.45%	$3,239,029	$76,132	2.35%
Short-term borrowings	158,280	402	0.25%	140,066	552	0.39%	223,830	4,847	2.17%
Trust preferred debentures	75,422	4,140	5.49%	75,422	4,247	5.63%	75,422	4,747	6.29%
Long-term debt	469,509	18,314	3.90%	601,039	23,629	3.93%	563,460	22,642	4.02%
Total interest bearing liabilities	$4,044,084	$53,210	1.32%	$4,157,262	$76,924	1.85%	$4,101,741	$108,368	2.64%
Demand deposits	805,594			718,580			682,656
Other liabilities	79,182			75,868			68,156
Stockholders' equity	525,474			477,299			412,102
Total liabilities and stockholders' equity	$5,454,334			$5,429,009			$5,264,655
Net interest income (FTE)		208,086			202,744			192,542
Interest rate spread			3.89%			3.73%			3.53%
Net interest margin			4.15%			4.04%			3.95%
Taxable equivalent adjustment		5,558			6,275			6,496
Net interest income		$202,528			$196,469			$186,046

(1) Securities are shown at average amortized cost.
(2) For purposes of these computations, nonaccrual loans are included in the average loan balances outstanding. The interest collected thereon is included in interest income based upon the characteristics of the related loans.

2010 OPERATING RESULTS AS COMPARED TO 2009 OPERATING RESULTS

Net Interest Income

On a tax equivalent basis, the Company’s net interest income for 2010 was $208.1 million, up from $202.7 million for 2009.  The Company’s net interest margin increased to 4.15% for 2010 from 4.04% for 2009.  The increase in the net interest margin resulted primarily from interest-bearing liabilities repricing down faster than earning assets.  Earning assets, particularly those tied to a fixed rate, reprice at a slower rate than interest-bearing liabilities, and have not fully realized the effect of the lower interest rate environment.  The yield on earning assets decreased 37 basis points (bp), from 5.58% for 2009 to 5.21% for 2010.  Meanwhile, the rate paid on interest bearing liabilities decreased 53 bp, from 1.85% for 2009 to 1.32% for 2010.  Average earning assets increased marginally from 2009 to 2010.  Average short-term interest bearing accounts increased approximately $49.8 million from 2009 to 2010, while average securities held to maturity decreased approximately $22.4 million.  In addition, average loans and leases decreased approximately $12.8 million from 2009 to 2010 due primarily to residential mortgage sales and strategic runoff of the lease portfolio.  The following table presents changes in interest income, on a FTE basis, and interest expense attributable to changes in  volume (change in average balance multiplied by prior year rate), changes in rate (change in rate multiplied by prior year volume), and the net change in net interest  income.  The net change attributable to the combined impact of volume and rate has been allocated to each in proportion to the absolute dollar amounts of change.

Table 2. Analysis of Changes in Taxable Equivalent Net Interest Income
	Increase (Decrease)			Increase (Decrease)
	2010 over 2009			2009 over 2008
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Short-term interest-bearing accounts	$128	$(12)	$116	$340	$(288)	$52
Securities available for sale	(321)	(9,871)	(10,192)	(915)	(6,975)	(7,890)
Securities held to maturity	(1,066)	(215)	(1,281)	73	(1,118)	(1,045)
Investment in FRB and FHLB Banks	(333)	188	(145)	(110)	(361)	(471)
Loans and leases	(774)	(6,096)	(6,870)	4,791	(16,679)	(11,888)
Total interest income	(2,366)	(16,006)	(18,372)	4,179	(25,421)	(21,242)
Money market deposit accounts	887	(6,779)	(5,892)	3,636	(5,844)	(2,208)
NOW deposit accounts	517	(738)	(221)	842	(1,816)	(974)
Savings deposits	83	(112)	(29)	137	(1,472)	(1,335)
Time deposits	(5,714)	(6,286)	(12,000)	(9,166)	(13,953)	(23,119)
Short-term borrowings	65	(215)	(150)	(1,348)	(2,947)	(4,295)
Trust preferred debentures	-	(107)	(107)	-	(500)	(500)
Long-term debt	(5,132)	(183)	(5,315)	1,485	(498)	987
Total interest expense	(9,294)	(14,420)	(23,714)	(4,414)	(27,030)	(31,444)
Change in FTE net interest income	$6,928	$(1,586)	$5,342	$8,593	$1,609	$10,202

Loans and Leases and Corresponding Interest and Fees on Loans

The average balance of loans and leases decreased slightly, totaling $3.6 billion in 2010 and 2009.  The yield on average loans and leases decreased from 6.07% in 2009 to 5.90% in 2010, as loan rates, particularly for loans indexed to the Prime Rate and other short-term variable rate indices, declined due to the declining rate environment in 2010.  Interest income from loans and leases on a FTE basis decreased 3.1%, from $221.1 million in 2009 to $214.3 million in 2010.  The decrease in interest income from loans and leases was due to the decrease in yield on loans and leases in 2010 compared to 2009 noted above as well as the slight decrease in the average balance of loans and leases from 2009 to 2010.

Total loans and leases decreased $35.4 million, or 1.0%, from December 31, 2009 to December 31, 2010.  The Company experienced increases in commercial and commercial real estate loans and consumer loans, which were offset by decreases in residential real estate loans, home equity loans, and leases.  Commercial real estate loans increased $105.1 million, or 14.2%, from $739.4 million at December 31, 2009 to $844.5 million at December 31, 2010, in large part due to increases in new business and expansion into new markets.  Residential real estate loans decreased $69.9 million, or 11.3%, from $618.3 million at December 31, 2009 to $548.4 million at December 31, 2010.  This decrease was due primarily to the sales of fixed rate mortgages during 2010.  Home equity loans decreased $27.9 million or 4.6% from $603.6 million at December 31, 2009 to $575.7 million at December 31, 2010 due to current market conditions decreasing consumer demand.  Leases decreased $32.1 million, or 51.1%, from $62.7 million at December 31, 2009 to $30.6 million at December 31, 2010 as the Company discontinued lease originations beginning in 2009.

The  following  table  reflects  the  loan  and  lease  portfolio  by major categories  as  of  December  31  for  the  years  indicated:

Table 3. Composition of Loan and Lease Portfolio
	December 31,
(In thousands)	2010	2009	2008	2007	2006
Residential real estate mortgages	$548,394	$618,334	$722,723	$719,182	$739,607
Commercial	577,731	571,107	572,059	593,077	581,736
Commercial real estate	844,458	739,395	669,720	621,820	658,647
Real estate construction and development	45,444	67,168	67,859	81,350	94,494
Agricultural and agricultural real estate	112,738	122,466	113,566	116,190	118,278
Consumer	874,918	860,676	795,123	655,375	586,922
Home equity	575,678	603,585	627,603	582,731	546,719
Lease financing	30,645	62,667	83,258	86,126	86,251
Total loans and leases	$3,610,006	$3,645,398	$3,651,911	$3,455,851	$3,412,654

Residential real estate mortgages consist primarily of loans secured by first or second deeds of trust on primary residences. Loans in the commercial and agricultural categories, including commercial and agricultural real estate mortgages, consist primarily of short-term and/or floating rate loans made to small and medium-sized entities.  Consumer loans consist primarily of indirect installment credit to individuals secured by automobiles and other personal property including marine, recreational vehicles and manufactured housing.  Consumer loans also consist of direct installment loans to individuals secured by similar collateral as well.  Indirect installment loans represent $828.9 million of total consumer loans at December 31, 2010, or 94.7%.  Installment credit for automobiles accounts for approximately 67% of total consumer loans.  Although automobile loans have generally been originated through dealers, all applications submitted through dealers are subject to the Company’s normal underwriting and loan approval procedures.  Real estate construction and development loans include commercial construction and development and residential construction loans. Commercial construction loans are for small and medium sized office buildings and other commercial properties and residential construction loans are primarily for projects located in upstate New York and northeastern Pennsylvania.

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

The following table, Maturities and Sensitivities of Certain Loans to Changes in Interest Rates, summarizes the maturities of the commercial and agricultural and real estate construction and development loan portfolios and the sensitivity of those loans to interest rate fluctuations at December 31, 2010.  Scheduled repayments are reported in the maturity category in which the contractual payment is due.

Table 4. Maturities and Sensitivities of Certain Loans to Changes in Interest Rates
	Remaining maturity at December 31, 2010
		After One Year
(In thousands)	Within One Year	But Within Five Years	After Five Years	Total
Floating/adjustable rate
Commercial, commercial real estate, agricultural, and agricultural real estate	$316,395	$235,362	$404,344	$956,101
Real estate construction and development	16,869	12,395	2,320	31,584
Total floating rate loans	333,264	247,757	406,664	987,685

Fixed rate
Commercial, commercial real estate, agricultural, and agricultural real estate	48,798	283,885	246,143	578,826
Real estate construction and development	10,419	498	2,943	13,860
Total fixed rate loans	59,217	284,383	249,086	592,686
Total	$392,481	$532,140	$655,750	$1,580,371

Securities and Corresponding Interest and Dividend Income

The average balance of the amortized cost for securities available for sale decreased $7.2 million, or 0.7%, from December 31, 2009 to December 31, 2010.  The yield on average securities available for sale was 3.56% for 2010 compared to 4.47% in 2009.

The average balance of securities held to maturity decreased from $151.1 million in 2009 to $128.7 million in 2010. At December 31, 2010, securities held to maturity were comprised primarily of tax-exempt municipal securities. The yield on securities held to maturity decreased from 4.89% in 2009 to 4.74% in 2010.

The average balance of FRB and FHLB stock decreased to $31.9 million in 2010 from $37.9 million in 2009.  The yield from investments in FRB and FHLB Banks increased from 5.19% in 2009 to 5.72% in 2010.

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

Table 5. Securities Portfolio
	As of December 31,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale
U.S. Treasury	$91,338	$91,280	$20,102	$20,086	$59	$67
Federal Agency	350,641	349,750	310,012	313,157	213,997	219,167
State & Municipal	113,821	114,937	135,181	137,613	126,369	127,973
Mortgage-backed	233,861	244,808	269,255	280,861	351,973	360,629
Collateralized mortgage obligations	293,565	297,888	321,890	330,711	376,058	380,277
Corporate	20,005	20,489	20,011	20,674	20,016	20,785
Other securities	8,059	10,216	12,295	13,656	10,475	10,767
Total securities available for sale	$1,111,290	$1,129,368	$1,088,746	$1,116,758	$1,098,947	$1,119,665

Securities held to maturity
Mortgage-backed	$1,719	$1,919	$2,041	$2,213	$2,372	$2,467
State & Municipal	95,591	96,840	157,905	159,638	137,837	138,841
Total securities held to maturity	$97,310	$98,759	$159,946	$161,851	$140,209	$141,308

In the available for sale category at December 31, 2010, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSEs with an amortized cost of $208.9 million and a fair value of $217.9 million and US Government Agency securities with an amortized cost of $25.0 million and a fair value of $26.9 million; CMOs were comprised of GSEs with an amortized cost of $206.0 million and a fair value of $207.0 million and US Government Agency securities with an amortized cost of $87.6 million and a fair value of $90.8 million. At December 31, 2010, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

Our mortgage backed securities, U.S. agency notes, and CMOs are all “prime/conforming” and are guaranteed by Fannie Mae, Freddie Mac, FHLB, Federal Farm Credit Banks, or Ginnie Mae (“GNMA”).  GNMA securities are considered equivalent to U.S. Treasury securities, as they are backed by the full faith and credit of the U.S. government.  Currently, there are no securities backed by subprime mortgages in our investment portfolio.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2010:

(In thousands)	Amortized cost	Estimated fair value	Weighted Average Yield
Debt securities classified as available for sale
Within one year	$31,998	$32,497	2.42%
From one to five years	428,957	428,402	1.84%
From five to ten years	231,548	240,855	4.30%
After ten years	410,728	417,398	3.31%
	$1,103,231	$1,119,152
Debt securities classified as held to maturity
Within one year	$44,616	$44,685	2.36%
From one to five years	38,406	39,420	3.73%
From five to ten years	10,144	10,310	4.40%
After ten years	4,144	4,344	5.07%
	$97,310	$98,759

Funding Sources and Corresponding Interest Expense

The Company utilizes traditional deposit products such as time, savings, NOW, money market, and demand deposits as its primary source for funding. Other sources, such as short-term FHLB advances, federal funds purchased, securities sold under agreements to repurchase, brokered time deposits, and long-term FHLB borrowings are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  The average balance of interest-bearing liabilities decreased $113.2 million, totaling $4.0 billion in 2010.  The rate paid on interest-bearing liabilities decreased from 1.85% in 2009 to 1.32% in 2010.  These decreases caused a decrease in interest expense of $23.7 million, or 30.8%, from $76.9 million in 2009 to $53.2 million in 2010.

Deposits

Average interest bearing deposits remained at $3.3 billion for 2010 as compared with 2009.  Average money market deposits increased $79.3 million or 7.8% during 2010 when compared to 2009.  The increase in average money market deposits resulted primarily from an increase in non-personal money market deposits and municipal money market deposits as customers chose the term flexibility of money market deposit accounts in the low rate environment as opposed to longer term options such as CD’s.  Average NOW accounts increased $109.0 million or 18.1% during 2010 as compared to 2009.  This increase was due primarily to increases in municipal NOW accounts as the Company acquired new accounts in 2010.  The average balance of savings accounts increased $53.6 million or 10.7% during 2010 when compared to 2009.  Average time deposits decreased $241.7 million or 19.7% during 2010 as compared to 2009.  The decrease in average time deposits resulted primarily from decreases in municipal and brokered CD’s due to lower interest rates.  The average balance of demand deposits increased $87.0 million, or 12.1%, from $718.6 million in 2009 to $805.6 million in 2010.  This growth in demand deposits was driven principally by increases in accounts from retail customers and commercial customers.

The rate paid on average interest-bearing deposits decreased from 1.45% during 2009 to 0.91% in 2010. The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money market accounts and time deposits, which are sensitive to interest rate changes. The pricing decreases for these products resulted from decreases in short-term rates driven by the cuts made to the Federal Funds Target rate by the FRB during 2009 as well as an overall decrease in all interest rates.  The rate paid for money market deposit accounts decreased from 1.20% during 2009 to 0.57% during 2010.  The rate paid for NOW accounts decreased from 0.53% during 2009 to 0.41% during 2010.  The rate paid for savings deposits decreased from 0.17% in 2009 to 0.14% in 2010 and the rate paid on time deposits decreased from 2.64% during 2009 to 2.06% during 2010.

The following table presents the maturity distribution of time deposits of $100,000 or more at December 31:

Table 6. Maturity Distribution of Time Deposits of $100,000 or More
(In thousands)	2010	2009
Within three months	$41,404	$104,397
After three but within twelve months	85,026	101,416
After one but within three years	66,409	46,375
Over three years	71,610	46,606
Total	$264,449	$298,794

Borrowings

Average short-term borrowings increased $18.2 million to $158.3 million in 2010.  The average rate paid on short-term borrowings decreased from 0.39% in 2009 to 0.25% in 2010, which was primarily driven by the FRB decreasing the Fed Funds target rate (which directly impacts short-term borrowing rates).  Average long-term debt decreased from $601.0 million in 2009 to $469.5 million in 2010, which resulted from the strategic pay-down of long-term debt in 2010 to benefit interest expense in 2010 and future years.

The average balance of trust preferred debentures remained at $75.4 million in 2010 compared to 2009.  The average rate paid for trust preferred debentures in 2010 was 5.49%, down from 5.63% in 2009. The decrease in rate on the trust preferred debentures is due primarily to the change in interest rate terms in one trust preferred debenture to variable rate from fixed rate.

Short-term borrowings consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily FHLB advances, with original maturities of one year or less. The Company has unused lines of credit and  access  to  brokered  deposits  available  for  short-term  financing  of approximately $1.0 billion and  $848  million  at December 31, 2010 and 2009, respectively.  Securities collateralizing repurchase agreements are held in safekeeping by non-affiliated financial institutions and are under the Company’s control.  Long-term  debt,  which  is  comprised primarily of FHLB advances, are collateralized  by  the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket  lien  on  its  residential  real  estate  mortgage  loans.

Noninterest Income

Noninterest income is a significant source of revenue for the Company and an important factor in the Company’s results of operations. The following table sets forth information by category of noninterest income for the years indicated:

	Years ended December 31,
(In thousands)	2010	2009	2008
Service charges on deposit accounts	$24,041	$27,165	$28,143
Insurance and other financial services revenue	18,867	17,725	8,726
Trust	7,722	6,719	7,278
Bank owned life insurance income	3,316	3,135	4,923
ATM and debit card fees	10,035	9,339	8,832
Retirement plan administration fees	10,356	9,086	6,308
Other	6,277	6,818	5,961
Total before net securities gains	80,614	79,987	70,171
Net securities gains	3,274	144	1,535
Total	$83,888	$80,131	$71,706

Noninterest income for the year ended December 31, 2010 was $83.9 million, up $3.8 million or 4.7% from $80.1 million for the year ended December 31, 2009.  The increase in noninterest income was due primarily to an increase in net securities gains of approximately $3.1 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due primarily to the sale of two equity positions and certain CMO’s during 2010.  In addition, the Company experienced an increase in retirement plan administration fees of approximately $1.3 million for the year ended December 31, 2010 as compared with the year ended December 31, 2009 as a result of organic growth and increased asset values from improved market conditions.  Insurance and other financial services revenue increased approximately $1.1 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due primarily to new business and expansion into new markets within our footprint.  Trust revenue increased approximately $1.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due primarily to an increase in fair market value of trust assets under administration as well as new business generated in 2010.  These increases were partially offset by a decrease in service charges on deposit accounts of approximately $3.1 million as a result of a decrease in overdraft activity due to changes in consumer behavior caused by economic conditions as well as the effects of implementing new regulations regarding overdraft fees.

Noninterest Expense

Noninterest expenses are also an important factor in the Company’s results of operations.  The following table sets forth the major components of noninterest expense for the years indicated:

	Years ended December 31,
(In thousands)	2010	2009	2008
Salaries and employee benefits	$93,718	$85,565	$71,159
Occupancy	15,350	14,864	13,781
Equipment	8,317	8,139	7,539
Data processing and communications	12,347	13,238	12,694
Professional fees and outside services	9,032	10,508	10,476
Office supplies and postage	6,102	5,857	5,346
Amortization of intangible assets	3,072	3,246	2,105
Loan collection and other real estate owned	3,036	2,766	2,494
Advertising	3,487	3,455	3,102
Impairment on lease residual assets	-	-	2,000
FDIC Expenses	6,081	8,408	1,813
Prepayment penalty on long-term debt	4,526	810	-
Other	13,223	13,710	14,304
Total noninterest expense	$178,291	$170,566	$146,813

Noninterest expense for the year ended December 31, 2010 was $178.3 million, up from $170.6 million, or 4.5%, for the year ended December 31, 2009.  Salaries and employee benefits increased $8.2 million, or 9.5%, for the year ended December 31, 2010 compared with the year ended December 31, 2009.  This increase was due primarily to increases in full-time-equivalent employees (primarily driven by market expansions), merit increases, employee benefits, and incentive compensation.  In addition, the Company incurred debt prepayment penalties totaling $4.5 million to pay off long-term debt during the year ended December 31, 2010, as compared with prepayment penalties totaling $0.8 million for the year ended December 31, 2009.  The debt prepayments in 2010 benefited interest expense by approximately $1.0 million in 2010, with future benefits expected in 2011 and 2012.  These increases were partially offset by a decrease in FDIC expenses of approximately $2.3 million for the year ended December 31, 2010, as compared with the year ended December 31, 2009.  This decrease resulted from the special assessment levied by the FDIC in the second quarter of 2009.  In addition, professional fees and outside services decreased by $1.5 million, or 14.0%, for the year ended December 31, 2010 as compared with the year ended December 31, 2009.  This decrease was due primarily to nonrecurring legal fees incurred during 2009 related to de novo branch activity as well as non-recurring systems consulting services incurred in 2009.

Income Taxes

Income tax expense for the year ended December 31, 2010 was $20.9 million, up slightly from $20.6 million for the year ended December 31, 2009.  The effective tax rate was 26.7% for the year ended December 31, 2010, as compared to 28.4% for the year ended December 31, 2009.  This decrease in the effective tax rate is primarily the result of an amendment to New York State tax law to conform to the bad debt treatment afforded under Federal law, which resulted in a reduction to tax expense of $0.6 million, as well as a favorable New York State audit settlement, which resulted in a reduction to tax expense of $0.6 million for the year ended December 31, 2010.

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

Risk Management – Credit Risk

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

Table 7. Nonperforming Assets
	As of December 31,
(Dollars in thousands)	2010	%	2009	%	2008	%	2007	%	2006	%
Nonaccrual loans
Commercial and agricultural loans and real estate	$24,402	57%	$25,521	66%	$15,891	66%	$20,491	69%	$9,346	69%
Real estate mortgages	8,338	20%	6,140	16%	3,803	16%	1,372	5%	2,338	17%
Consumer	8,765	21%	6,249	16%	3,468	14%	2,934	10%	1,981	14%
Troubled debt restructured loans	962	2%	836	2%	1,029	4%	4,900	16%	-	0%
Total nonaccrual loans	42,467	100%	38,746	100%	24,191	100%	29,697	100%	13,665	100%

Loans 90 days or more past due and still accruing
Commercial and agricultural loans and real estate	94	4%	59	2%	12	1%	51	6%	138	8%
Real estate mortgages	919	40%	602	24%	770	33%	295	33%	682	42%
Consumer	1,312	56%	1,865	74%	1,523	66%	536	61%	822	50%
Total loans 90 days or more past due and still accruing	2,325	100%	2,526	100%	2,305	100%	882	100%	1,642	100%

Total nonperforming loans	44,792		41,272		26,496		30,579		15,307
Other real estate owned	901		2,358		665		560		389
Total nonperforming loans and other real estate owned	45,693		43,630		27,161		31,139		15,696

Total nonperforming loans to loans and leases	1.24%		1.13%		0.73%		0.88%		0.45%
Total nonperforming loans and other real estate owned to total assets	0.86%		0.80%		0.51%		0.60%		0.31%
Total allowance for loan and lease losses to nonperforming loans	159.03%		161.25%		221.03%		177.19%		330.48%

Loans over 60 days past due but not over 90 days past due were .15%, .15%, .15%, .12%, and .12% of total loans as of December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

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

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio.  For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans and leases, estimates of the Company’s exposure to credit loss reflect a current assessment of a number of factors, which could affect collectibility.  These factors include:  past loss experience;  size, trend, composition, and nature of loans;  changes in lending policies and procedures, including underwriting standards and collection,  charge-offs  and  recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market;  portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan and lease losses.  Such agencies may require the Company to recognize additions to the allowance based on their examinations.

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

Total nonperforming assets were $45.7 million at December 31, 2010, compared to $43.6 million at December 31, 2009.  Nonperforming loans at December 31, 2010 were $44.8 million or 1.24% of total loans and leases compared with $41.3 million or 1.13% at December 31, 2009.  The Company recorded a provision for loan and lease losses of $29.8 million for the year ended December 31, 2010 compared with $33.4 million for the year ended December 31, 2009.  The decrease in the provision for loan and lease losses for the year ended December 31, 2010 was due primarily to ongoing modeling of the required levels of reserves which considers historical charge-offs, loan growth and economic trends.  Net charge-offs to average loans and leases for the year ended December 31, 2010 were 0.69%, compared with 0.70% for the year ended December 31, 2009.  The allowance for loan and lease losses was 159.03% of non-performing loans at December 31, 2010 as compared to 161.25% at December 31, 2009.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, and agricultural real estate loans, decreased to $18.0 million at December 31, 2010 as compared to $19.8 million at December 31, 2009.  At December 31, 2010, $5.7 million of the total impaired loans had a specific reserve allocation of $2.2 million compared to $6.3 million of impaired loans at December 31, 2009 which had a specific reserve allocation of $2.6 million.

Total net charge-offs for 2010 were $25.1 million as compared with $25.4 million for 2009.  Gross charge-offs remained consistent at $29.8 million for 2010 and 2009.  Recoveries increased slightly from $4.4 million for the year ended December 31, 2009 to $4.7 million for the year ended December 31, 2010.  The allowance for loan and lease losses as a percentage of total loans and leases was 1.97% at December 31, 2010 and 1.83% at December 31, 2009.

Table 8. Allowance for Loan and Lease Losses
(Dollars in thousands)	2010	2009	2008	2007	2006
Balance at January 1	$66,550	$58,564	$54,183	$50,587	$47,455
Loans and leases charged-off
Commercial and agricultural	12,969	11,500	14,464	20,349	6,132
Residential real estate mortgages	1,176	705	543	1,032	542
Consumer*	15,692	17,609	11,985	9,862	6,698
Total loans and leases charged-off	29,837	29,814	26,992	31,243	13,372
Recoveries
Commercial and agricultural	1,922	1,508	1,411	1,816	1,939
Residential real estate mortgages	43	133	68	125	239
Consumer*	2,747	2,767	2,713	2,804	2,521
Total recoveries	4,712	4,408	4,192	4,745	4,699
Net loans and leases charged-off	25,125	25,406	22,800	26,498	8,673
Allowance related to purchase acquisitions	-	-	-	-	2,410
Provision for loan and lease losses	29,809	33,392	27,181	30,094	9,395
Balance at December 31	$71,234	$66,550	$58,564	$54,183	$50,587
Allowance for loan and lease losses to loans and leases outstanding at end of year	1.97%	1.83%	1.60%	1.57%	1.48%
Net charge-offs to average loans and leases outstanding	0.69%	0.70%	0.64%	0.77%	0.26%

* Consumer charge-off and recoveries include consumer, home equity, and lease financing.

In addition to the nonperforming loans discussed above, the Company has also identified approximately $82.2 million in potential problem loans at December 31, 2010 as compared to $79.1 million at December 31, 2009. Potential problem loans are loans that are currently performing, but about which management is aware of possible credit problems of the related borrowers and has concerns as to the ability of such borrowers to comply with the present loan repayment terms.  Such loans may need to be disclosed as nonperforming at some time in the future.  Potential problem loans are classified by the Company’s loan rating system as “substandard.” At December 31, 2010, there were 19 potential problem loans that equaled or exceeded $1.0 million, totaling $35.2 million in aggregate, compared to 17 potential problem loans exceeding $1.0 million, totaling $32.2 million at December 31, 2009. Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  To mitigate this risk, the Company maintains a diversified loan portfolio, has no significant concentration in any particular industry, and originates loans primarily within its footprint.

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

Table 9. Allocation of the Allowance for Loan and Lease Losses
	December 31,
	2010		2009		2008		2007		2006
(Dollars in thousands)	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of Loans	Allowance	Category Percent of of Loans
Commercial and agricultural	$40,101	44%	$36,599	41%	$33,231	39%	$32,811	41%	$28,149	43%
Real estate mortgages	4,627	15%	3,002	17%	3,143	20%	3,277	21%	3,377	22%
Consumer	26,126	41%	26,664	42%	21,908	41%	17,362	38%	17,327	35%
Unallocated	380	0%	285	0%	282	0%	733	0%	1,734	0%
Total	$71,234	100%	$66,550	100%	$58,564	100%	$54,183	100%	$50,587	100%

The Company’s accounting policy relating to the allowance for loan and lease losses requires a review of each significant loan type within the loan portfolio, considering asset quality trends for each type, including, but not limited to, delinquencies, nonaccruals, historical charge-off experience, and specific economic factors (e.g. milk prices are considered when reviewing agricultural loans).  Based on this review, management believes the reserve allocations are adequate to address any trends in asset quality indicators.  As a result of the increase in 2010 in nonperforming loans and other factors compared to 2009, the allowance to loan and lease loss as a percentage of total loans increased from 1.83% as of December 31, 2009 to 1.97% as of December 31, 2010.

At December 31, 2010, approximately 59.2% of the Company’s loans were secured by real estate located in central and northern New York, northeastern Pennsylvania and the Burlington, Vermont area.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

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

The primary liquidity measurement the Company utilizes is called Basic Surplus which captures the adequacy of its access to reliable sources of cash relative to the stability of its funding mix of average liabilities. This approach recognizes the importance of balancing levels of cash flow liquidity from short and long-term securities with the availability of dependable borrowing sources which can be accessed when necessary. At December 31, 2010, the Company’s Basic Surplus measurement was 9.7% of total assets or $517 million, which was above the Company’s minimum of 5% (calculated at $267 million of period end total assets at December 31, 2010) set forth in its liquidity policies.

This Basic Surplus approach enables the Company to adequately manage liquidity from both operational and contingency perspectives. By tempering the need for cash flow liquidity with reliable borrowing facilities, the Company is able to operate with a more fully invested and, therefore, higher interest income generating securities portfolio. The makeup and term structure of the securities portfolio is, in part, impacted by the overall interest rate sensitivity of the balance sheet.  Investment decisions and deposit pricing strategies are impacted by the liquidity position.  At December 31, 2010, the Company considered its Basic Surplus position to be adequate.  However, certain events may adversely impact the Company’s liquidity position in 2011.  Improvement in the economy may increase demand for equity related products or increase competitive pressure on deposit pricing, which, in turn, could result in a decrease in the Company’s deposit base or increase funding costs. Additionally, liquidity will come under additional pressure if loan growth exceeds deposit growth in 2011.  These scenarios could lead to a decrease in the Company’s Basic Surplus measure below the minimum policy level of 5%.  To manage this risk, the Company has the ability to purchase brokered time deposits, borrow against established borrowing facilities with other banks (Federal funds), and enter into repurchase agreements with investment companies. The additional liquidity that could be provided by these measures was $906 million at December 31, 2010.  In addition, the Bank has enhanced its Borrower-in-Custody program with the Federal Reserve Bank with the addition of the ability to pledge automobile loans.  At December 31, 2010, the Bank had the capacity to borrow $447 million from the BIC program.

At December 31, 2010 and 2009, FHLB advances outstanding totaled $345 million and $530 million, respectively.  The Bank is a member of the FHLB system and had additional borrowing capacity from the FHLB of approximately $284 million at December 31, 2010 and $167 million at December 31, 2009.  In addition, unpledged securities could have been used to increase borrowing capacity at the FHLB by an additional $238 million at December 31, 2010 or used to collateralize other borrowings, such as repurchase agreements.

At December 31, 2010, a portion of the Company’s loans and securities were pledged as collateral on borrowings.  Therefore, future growth of earning assets will depend upon the Company’s ability to obtain additional funding, through growth of core deposits and collateral management, and may require further use of brokered time deposits, or other higher cost borrowing arrangements.

Net cash flows provided by operating activities totaled $89.4 million in 2010 and $54.7 million in 2009. The critical elements of net operating cash flows include net income, adjusted for non-cash income and expense items such as the provision for loan and lease losses, deferred income tax expense, depreciation and amortization, and cash flows generated through changes in other assets and liabilities.

Net cash flows provided by investing activities totaled $58.5 million in 2010 and net cash used in investing activities totaled $28.4 million in 2009. Critical elements of investing activities are loan and investment securities transactions. The increase in cash provided by investing activities in 2010 compared with 2009 was primarily due to a decrease in purchases of securities held to maturity.

Net cash flows used in financing activities totaled $166.3 million in 2010 and net cash flows provided by financing activities totaled $50.5 million in 2009. The critical elements of financing activities are proceeds from deposits, borrowings, and stock issuances.  In addition, financing activities are impacted by dividends and treasury stock transactions.  In 2010, the Company had long-term debt prepayments and repayments totaling $184.8 million as compared with $77.5 million in 2009.  In addition, approximately $33.4 million was provided through the issuance of common stock in 2009 from a capital raise.

In connection with its financing and operating activities, the Company has entered into certain contractual obligations. The Company’s future minimum cash payments, excluding interest, associated with its contractual obligations pursuant to its borrowing agreements and operating leases at December 31, 2010 are as follows:

Contractual Obligations
(In thousands)
	Payments Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt obligations	$1,994	$-	$119,400	$-	$-	$248,480	$369,874
Trust preferred debentures	-	-	-	-	-	75,422	75,422
Operating lease obligations	4,523	3,972	3,308	2,985	2,644	21,858	39,290
Retirement plan obligations	5,035	5,195	5,288	5,378	7,214	29,802	57,912
Data processing commitments	4,202	2,787	2,121	1,713	1,713	-	12,536
Total contractual obligations	$15,754	$11,954	$130,117	$10,076	$11,571	$375,562	$555,034

Commitments to Extend Credit

The Company makes contractual commitments to extend credit, which include unused lines of credit, which are subject to the Company’s credit approval and monitoring procedures.  At December 31, 2010 and 2009, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $643.6 million and $556.6 million, respectively.  In the opinion of management, there are no material commitments to extend credit, including unused lines of credit, that represent unusual risks. All commitments to extend credit in the form of loans, including unused lines of credit, expire within one year.

Standby Letters of Credit

The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its stand-by letters of credit. The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. At December 31, 2010 and 2009, outstanding stand-by letters of credit were approximately $26.2 million and $34.6 million, respectively. The fair value of the Company’s stand-by letters of credit at December 31, 2010 and 2009 was not significant. The following table sets forth the commitment expiration period for stand-by letters of credit at December 31, 2010:

Commitment Expiration of Standby Letters of Credit
Within one year	$12,074
After one but within three years	11,274
After three but within five years	2,351
After five years	494
Total	$26,193

Loans Serviced for Others and Loans Sold with Recourse

The total amount of loans serviced by the Company for unrelated third parties was approximately $323.2 million and $262.7 million at December 31, 2010 and 2009, respectively.  This increase was due to the mortgages sold in 2010 in which servicing was retained.  At December 31, 2010, the Company had approximately $1.5 million of mortgage servicing rights, as compared to $1.1 million at December 31, 2009.  At December 31, 2010 and 2009, the Company serviced $14.0 million and $11.9 million, respectively, of loans sold with recourse. Due to collateral on these loans, no reserve is considered necessary at December 31, 2010 and 2009.

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

The Bank also is subject to substantial regulatory restrictions on its ability to pay dividends to the Company. Under OCC regulations, the Bank may not pay a dividend, without prior OCC approval, if the total amount of all dividends declared during the calendar year, including the proposed dividend, exceeds the sum of its retained net income to date during the calendar year and its retained net income over the preceding two years. At December 31, 2010, approximately $108.5 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements. The Bank is currently in compliance with these requirements.

In the second quarter of 2009, the Company raised approximately $33.4 million in capital through an additional public offering of our common stock.

Stock Repurchase Plan

On October 26, 2009, the Company’s Board of Directors authorized a new repurchase program for the Company to repurchase up to an additional 1,000,000 shares (approximately 3%) of its outstanding common stock, effective January 1, 2010, as market conditions warrant in open market and privately negotiated transactions.  The plan expires on December 31, 2011.  The Company purchased 23,810 shares of its common stock during the year ended December 31, 2010, for a total of $0.5 million at an average price of $20.03 per share.  At December 31, 2010, there were 976,190 shares available for repurchase under the plan.

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

Total loans and leases decreased nominally at December 31, 2009.  The Company experienced increases in consumer and commercial real estate loans, which were offset by decreases in residential real estate loans, home equity loans, and leases.  Consumer loans increased $65.6 million, or 8.2%, from $795.1 million at December 31, 2008 to $860.7 million at December 31, 2009.  The increase in consumer loans was driven primarily by an increase in indirect installment loans of $151 million, from $677.9 million in 2008 to $828.9 million in 2009.  Commercial real estate loans increased $69.7 million, or 10.4%, from $669.7 million at December 31, 2008 to $739.4 million at December 31, 2009, in large part due to increases in new business.  Residential real estate loans decreased $104.4 million, or 14.4%, from $722.7 million at December 31, 2008 to $618.3 million at December 31, 2009.  This decrease was due primarily to the sales of fixed rate mortgages during 2009.  Home equity loans decreased $24.0 million or 3.8% from $627.6 million at December 31, 2008 to $603.6 million at December 31, 2009 due to market conditions decreasing consumer demand.  Leases decreased $20.6 million, or 24.7%, from $83.3 million at December 31, 2008 to $62.7 million at December 31, 2009 as the Company discontinued lease originations beginning in the second quarter of 2009.

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

Deposits

Average interest bearing deposits increased $101.7 million, or 3.1%, during 2009 compared to 2008.  The increase resulted primarily from increases in money market deposit accounts and NOW accounts, partially offset by a decrease in time deposits.  Average money market deposits increased $235.0 million or 30.2% during 2009 when compared to 2008.  The increase in average money market deposits resulted primarily from an increase in personal money market deposits and municipal money market deposits as customers chose the term flexibility of money market deposit accounts in the low rate environment as opposed to longer term options such as CDs.  Average NOW accounts increased $115.9 million or 23.9% during 2009 as compared to 2008.  This increase was due primarily to increases in municipal NOW accounts as the Company acquired new accounts in 2009.  The average balance of savings accounts increased $31.5 million or 6.7% during 2009 when compared to 2008.  Average time deposits decreased $280.8 million or 18.6% during 2009 as compared to 2008.  The decrease in average time deposits resulted primarily from decreases in municipal and negotiated rate time deposits due to lower interest rates.  The average balance of demand deposits increased $35.9 million, or 5.3%, from $682.7 million in 2008 to $718.6 million in 2009.  This growth in demand deposits was driven principally by increases in accounts from retail customers.

The rate paid on average interest-bearing deposits decreased from 2.35% during 2008 to 1.45% in 2009. The decrease in the rate on interest-bearing deposits was driven primarily by pricing decreases from money market accounts and time deposits, which are sensitive to interest rate changes. The pricing decreases for these products resulted from decreases in short-term rates driven by the cuts made to the Federal Funds target rate by the FRB during 2008 and 2009 as well as an overall decrease in all interest rates.  The rates paid for money market deposit accounts decreased from 1.85% during 2008 to 1.20% during 2009.  The rate paid for savings deposits decreased from 0.46% in 2008 to 0.17% in 2009 and the rate paid on time deposits decreased from 3.68% during 2008 to 2.64% during 2009.  The rate paid on NOW accounts decreased from 0.85% in 2008 to 0.53% in 2009.

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

In the declining rate scenario, net interest income is projected to decrease slightly when compared to the forecasted net interest income in the flat rate scenario through the simulation period. The decrease in net interest income is a result of earning assets repricing downward, given potential higher prepayments and lower reinvestment rates, slightly faster than the interest bearing liabilities that are at or near their floors.  In the rising rate scenarios, net interest income is projected to experience a decline from the flat rate scenario; however, the potential impact on earnings is dependent on the ability to lag deposit repricing on NOW, savings, MMDA, and CD accounts. Net interest income for the next twelve months in the +200/-100 bp scenarios, as described above, is within the internal policy risk limits of not more than a 7.5% change in net interest income. The following table summarizes  the  percentage  change  in  net  interest  income in the rising and declining rate scenarios over a 12-month period from the forecasted net interest income  in  the  flat  rate  scenario  using the December 31, 2010 balance sheet position:

Table 10. Interest Rate Sensitivity Analysis
Change in interest rates (In basis points)	Percent change in net interest income
+200	(1.82%)
-100	(1.63%)

The Company anticipates that under the current low rate environment, on a monthly basis, interest income is expected to decrease at a faster rate than interest expense given the potential higher prepayments and reinvestment into lower rates as deposit rates are at or near their respective floors.  In order to protect net interest income from anticipated net interest margin compression, the Company will continue to focus on increasing earning assets through loan growth and leverage opportunities.  However, if the Company cannot maintain the level of earning assets at December 31, 2010, the Company would expect net interest income to decline in 2012.

Recent Accounting Pronouncements

ASU 2010-20, Disclosures about Credit Quality of Financing Receivables and Allowance for Credit Losses, which amends FASB ASC 310 Receivables, was issued in July 2010.  ASU 2010-20 requires an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this standard, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings is also be required. The disclosures as of the end of a reporting period (such as accounting policies for each portfolio segment, ending balances of allowance for credit losses and credit-quality indicators) were effective as of December 31, 2010. The disclosures about activity that occurs during a reporting period (such as modifications and rollforward of allowance for credit losses) are effective in 2011.

ASU 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) was issued in December 2010.  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This topic is effective for the Company beginning in 2011 and early adoption is not permitted.  We do not expect it to have any impact upon adoption.

ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force) was issued in December 2010.  ASU201-29 specifies that if a public entity presents comparative financial statements, the entity (acquirer) should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. It also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This topic is effective for the Company for business combinations for which the acquisition date is in or after 2011.

ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 was issued in January 2011.  ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited the accompanying consolidated balance sheets of NBT Bancorp Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NBT Bancorp Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

Albany, New York
February 28, 2011

Consolidated Balance Sheets
	As of December 31,
(In thousands, except share and per share data)	2010	2009
Assets
Cash and due from banks	$99,673	$107,980
Short-term interest bearing accounts	69,119	79,181
Securities available for sale, at fair value	1,129,368	1,116,758
Securities held to maturity (fair value $98,759 and $161,851)	97,310	159,946
Trading securities	2,808	2,410
Federal Reserve and Federal Home Loan Bank stock	27,246	35,979
Loans and leases	3,610,006	3,645,398
Less allowance for loan and lease losses	71,234	66,550
Net loans and leases	3,538,772	3,578,848
Premises and equipment, net	67,404	66,221
Goodwill	114,841	114,938
Intangible assets, net	17,543	20,590
Bank owned life insurance	75,301	74,751
Other assets	99,471	106,424
Total assets	$5,338,856	$5,464,026
Liabilities
Demand (noninterest bearing)	$911,741	$789,989
Savings, NOW, and money market	2,291,833	2,269,779
Time	930,778	1,033,278
Total deposits	4,134,352	4,093,046
Short-term borrowings	159,434	155,977
Long-term debt	369,874	554,698
Trust preferred debentures	75,422	75,422
Other liabilities	66,202	79,760
Total liabilities	4,805,284	4,958,903
Stockholders’ equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares at December 31, 2010 and 2009	-	-
Common stock, $0.01 par value. Authorized 50,000,000 shares at December 31, 2010 and 2009; issued 38,035,539 at December 31, 2010 and 2009	380	380
Additional paid-in-capital	314,023	311,164
Retained earnings	299,797	270,232
Accumulated other comprehensive (loss) income	(5,335)	1,163
Common stock in treasury, at cost, 3,532,732 and 3,650,068 shares at December 31, 2010 and 2009, respectively	(75,293)	(77,816)
Total stockholders’ equity	533,572	505,123
Total liabilities and stockholders’ equity	$5,338,856	$5,464,026

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
	Years ended December 31,
(In thousands, except per share data)	2010	2009	2008
Interest, fee, and dividend income
Interest and fees on loans and leases	$213,429	$220,324	$232,155
Securities available for sale	36,167	45,972	54,048
Securities held to maturity	3,968	4,894	5,588
Other	2,174	2,203	2,623
Total interest, fee, and dividend income	255,738	273,393	294,414
Interest expense
Deposits	30,354	48,496	76,132
Short-term borrowings	402	552	4,847
Long-term debt	18,314	23,629	22,642
Trust preferred debentures	4,140	4,247	4,747
Total interest expense	53,210	76,924	108,368
Net interest income	202,528	196,469	186,046
Provision for loan and lease losses	29,809	33,392	27,181
Net interest income after provision for loan and lease losses	172,719	163,077	158,865
Noninterest income
Service charges on deposit accounts	24,041	27,165	28,143
Insurance and other financial services revenue	18,867	17,725	8,726
Trust	7,722	6,719	7,278
Net securities gains	3,274	144	1,535
Bank owned life insurance income	3,316	3,135	4,923
ATM and debit card fees	10,035	9,339	8,832
Retirement plan administration fees	10,356	9,086	6,308
Other	6,277	6,818	5,961
Total noninterest income	83,888	80,131	71,706
Noninterest expense
Salaries and employee benefits	93,718	85,565	71,159
Occupancy	15,350	14,864	13,781
Equipment	8,317	8,139	7,539
Data processing and communications	12,347	13,238	12,694
Professional fees and outside services	9,032	10,508	10,476
Office supplies and postage	6,102	5,857	5,346
Amortization of intangible assets	3,072	3,246	2,105
Loan collection and other real estate owned	3,036	2,766	2,494
Advertising	3,487	3,455	3,102
Impairment on lease residual assets	-	-	2,000
FDIC expenses	6,081	8,408	1,813
Prepayment penalty on long-term debt	4,526	810	-
Other	13,223	13,710	14,304
Total noninterest expense	178,291	170,566	146,813
Income before income tax expense	78,316	72,642	83,758
Income tax expense	20,912	20,631	25,405
Net income	$57,404	$52,011	$58,353
Earnings per share
Basic	$1.67	$1.54	$1.81
Diluted	1.66	1.53	1.80

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2010, 2009, and 2008 (In thousands except share and per share data)	Common stock	Additional paid-in- capital	Retained earnings	Accumulated other comprehensive (loss) income	Common stock in treasury	Total
Balance at December 31, 2007	$365	$273,275	$215,031	$(3,575)	$(87,796)	$397,300
Cumulative effect adjustment to record liability for split-dollar life insurance policies	-	-	(1,518)	-	-	(1,518)
Net income	-	-	58,353	-	-	58,353
Cash dividends - $0.80 per share	-	-	(25,830)	-	-	(25,830)
Purchase of 272,840 treasury shares	-	-	-	-	(5,939)	(5,939)
Net issuance of 530,039 shares to employee benefit plans and other stock plans, including tax benefit	-	1,396	(696)	-	11,303	12,003
Stock-based compensation	-	2,105	-	-	-	2,105
Net issuance of 31,648 shares of restricted stock awards	-	(526)	-	-	526	-
Forfeiture of 9,067 shares of restricted stock	-	168	-	-	(168)	-
Other comprehensive loss	-	-	-	(4,629)	-	(4,629)
Balance at December 31, 2008	$365	$276,418	$245,340	$(8,204)	$(82,074)	$431,845
Net income	-	-	52,011	-	-	52,011
Cash dividends - $0.80 per share	-	-	(27,119)	-	-	(27,119)
Net issuance of 1,576,230 common shares	15	33,386	-	-	-	33,401
Net issuance of 143,190 shares to employee benefit plans and other stock plans, including tax benefit	-	(500)	-	-	2,985	2,485
Stock-based compensation	-	3,133	-	-	-	3,133
Net issuance of 66,098 shares of restricted stock awards	-	(1,406)	-	-	1,406	-
Forfeiture of 5,808 shares of restricted stock	-	133	-	-	(133)	-
Other comprehensive income	-	-	-	9,367	-	9,367
Balance at December 31, 2009	$380	$311,164	$270,232	$1,163	$(77,816)	$505,123
Net income	-	-	57,404	-	-	57,404
Cash dividends - $0.80 per share	-	-	(27,577)	-	-	(27,577)
Purchase of 23,810 treasury shares	-	-	-	-	(477)	(477)
Net issuance of 96,823 shares to employee benefit plans and other stock plans, including tax benefit	-	17	(262)	-	2,060	1,815
Stock-based compensation	-	3,782	-	-	-	3,782
Net issuance of 46,323 shares of restricted stock awards	-	(986)	-	-	986	-
Forfeiture of 2,000 shares of restricted stock	-	46	-	-	(46)	-
Other comprehensive income	-	-	-	(6,498)	-	(6,498)
Balance at December 31, 2010	$380	$314,023	$299,797	$(5,335)	$(75,293)	$533,572

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
	Years ended December 31,
(In thousands)	2010	2009	2008
Operating activities
Net income	$57,404	$52,011	$58,353
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan and lease losses	29,809	33,392	27,181
Depreciation and amortization of premises and equipment	5,327	5,398	5,220
Net accretion on securities	1,468	535	423
Amortization of intangible assets	3,072	3,246	2,105
Stock based compensation	3,782	3,133	2,105
Bank owned life insurance income	(3,316)	(3,135)	(4,923)
Trading security (purchases) sales	(184)	(460)	456
Unrealized (gains) losses in trading securities	(214)	(543)	669
Deferred income tax (benefit) expense	(14,955)	(1,501)	4,778
Proceeds from sale of loans held for sale	83,143	135,519	26,745
Originations and purchases of loans held for sale	(80,469)	(138,583)	(27,760)
Net gains on sales of loans held for sale	(911)	(953)	(170)
Net security gains	(3,274)	(144)	(1,535)
Net gains on sales of other real estate owned	(517)	(306)	(230)
Impairment on lease residual assets	-	-	2,000
Net decrease (increase) in other assets	6,627	(39,324)	1,576
Net increase (decrease) in other liabilities	2,645	6,399	(9,711)
Net cash provided by operating activities	89,437	54,684	87,282
Investing activities
Net cash used in Mang Insurance Agency, LLC acquisition	-	-	(26,233)
Securities available for sale:
Proceeds from maturities, calls, and principal paydowns	511,394	434,127	413,560
Proceeds from sales	103,253	2,753	6,800
Purchases	(635,319)	(426,979)	(392,957)
Securities held to maturity:
Proceeds from maturities, calls, and principal paydowns	112,399	90,668	91,309
Purchases	(48,701)	(110,496)	(82,525)
Net decrease (increase) in loans	7,292	(18,775)	(220,700)
Net decrease (increase) in Federal Reserve and FHLB stock	8,733	3,066	(943)
Proceeds from bank owned life insurance	2,767	1,054	-
Purchases of premises and equipment, net	(6,510)	(6,378)	(6,039)
Proceeds from sales of other real estate owned	3,186	2,512	1,150
Net cash provided by (used in) investing activities	58,494	(28,448)	(216,578)
Financing activities
Net increase in deposits	41,306	169,788	51,165
Net increase (decrease) in short-term borrowings	3,457	(50,515)	(161,975)
Proceeds from issuance of long-term debt	-	-	340,027
Repayments of long-term debt	(184,824)	(77,511)	(132,705)
Excess tax benefit from exercise of stock options	140	(243)	700
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,675	2,728	11,303
Issuance of common stock	-	33,401	-
Purchase of treasury stock	(477)	-	(5,939)
Cash dividends and payments for fractional shares	(27,577)	(27,119)	(25,830)
Net cash (used in) provided by financing activities	(166,300)	50,529	76,746
Net (decrease) increase in cash and cash equivalents	(18,369)	76,765	(52,550)
Cash and cash equivalents at beginning of year	187,161	110,396	162,946
Cash and cash equivalents at end of year	$168,792	$187,161	$110,396

Supplemental disclosure of cash flow information	Years ended December 31,
Cash paid during the year for:	2010	2009	2008
Interest	$54,668	$79,819	$113,597
Income taxes, net of refund	37,033	13,952	17,081
Noncash investing activities:
Loans transferred to other real estate owned	$1,212	$3,899	$1,025
Acquisitions:
Fair value of assets acquired	$-	$-	$30,062
Goodwill and identifiable intangible assets recognized in purchase combination	-	-	27,107
Fair value of liabilities assumed	-	-	3,829

See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
	Years ended December 31,
(In thousands)	2010	2009	2008
Net income	$57,404	$52,011	$58,353
Other comprehensive (loss) income, net of tax
Unrealized net holding (losses) gains arising during the year (pre-tax amounts of $(6,660), $7,438, and $15,143)	(4,021)	4,490	9,138
Reclassification adjustment for net gains related to securities available for sale included in net income (pre-tax amounts of $3,274, $144, and $1,535)	(1,977)	(86)	(921)
Amortization of prior service cost and actuarial gains (pre-tax amounts of $1,767, $2,581 and $378)	1,060	1,548	227
(Decrease) increase in unrecognized actuarial loss (pre-tax amounts of $(2,595), $5,637 and $(21,087))	(1,560)	3,415	(13,073)
Total other comprehensive (loss) income	(6,498)	9,367	(4,629)
Comprehensive income	$50,906	$61,378	$53,724

See accompanying notes to consolidated financial statements

NBT BANCORP INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010 and 2009

(1) Summary of Significant Accounting Policies

The accounting and reporting policies of NBT Bancorp Inc. (Bancorp) and its subsidiaries, NBT Bank, NA (NBT Bank), NBT Holdings, Inc., and NBT Financial Services, Inc., conform, in all material respects, to accounting principles generally accepted in the United States of America (GAAP) and to general practices within the banking industry. Collectively, Bancorp and its subsidiaries are referred to herein as “the Company.”

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Estimates associated with the allowance for loan and lease losses, other real estate owned (OREO), income taxes, pension expense, fair values of financial instruments and status of contingencies and other-than-temporary impairment on investments are particularly susceptible to material change in the near term.

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

Segment Report

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

Securities

The Company classifies its securities at date of purchase as either available for sale, held to maturity, or trading. Held to maturity debt securities are those that the Company has the ability and intent to hold until maturity.  Held to maturity securities are stated at amortized cost.  Securities bought and held for the purpose of selling in the near term are classified as trading.  Trading securities are recorded at fair value, with net unrealized gains and losses recognized currently in income.  Securities not classified as held to maturity or trading are classified as available for sale.  Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported in stockholders’ equity as a component of accumulated other comprehensive income or loss.  Transfers of securities between categories are recorded at fair value at the date of transfer.  For the securities that the Company (1) does not have the intent to sell and (2) will not be more likely than not forced to sell, the amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable taxes.  Credit loss is determined by calculating the present value of future cash flows of the security as compared to the amortized cost of the security.  The amount by which this calculated present value is less than the amortized cost is the credit loss.  Securities with other-than-temporary impairment are generally placed on non-accrual status.

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

Investments in Federal Reserve and FHLB stock are required for membership in those organizations and are carried at cost since there is no market value available.

Loans and Leases

Loans are recorded at their current unpaid principal balance, net of unearned income and unamortized loan fees and expenses, which are amortized under the effective interest method over the estimated lives of the loans. Interest income on loans is accrued based on the principal amount outstanding.

Lease receivables primarily represent automobile financing to customers through direct financing leases and are carried at the aggregate of the lease payments receivable and the estimated residual values, net of unearned income and net deferred lease origination fees and costs.  Net deferred lease origination fees and costs are amortized under the effective interest method over the estimated lives of the leases. The estimated residual value related to the total lease portfolio is reviewed and if there has been a decline in the estimated fair value of the total residual value that is judged by management to be other-than-temporary a loss is recognized. Adjustments related to such other-than-temporary declines in estimated fair value are recorded in noninterest expense in the consolidated statements of income.

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

Commercial type loans are considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement, and all loan types are considered impaired if the loan is restructured in a troubled debt restructuring (TDR).

A loan is considered to be a TDR when the Company grants a concession to the borrower because of the borrower’s financial condition that the Company would not otherwise consider. Such concessions include the reduction of interest rates, forgiveness of all or a portion of principal or interest, or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of performance.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is the amount which, in the opinion of management, is necessary to absorb probable losses inherent in the loan and lease portfolio. The allowance is determined based upon numerous considerations, including local and regional conditions, the growth and composition of the loan portfolio  with  respect to the mix between the various types of loans and their related risk characteristics, a review of the value of collateral supporting the loans, comprehensive reviews of the loan portfolio by the independent loan review staff and management, as well as consideration of volume and trends of delinquencies, nonperforming loans, and loan charge-offs.  As a result of tests of adequacy, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses.

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

Other Real Estate Owned

Other real estate owned (OREO) consists of properties acquired through foreclosure or by acceptance of a deed in lieu of foreclosure. These assets are recorded at the lower of fair value of the asset acquired less estimated costs to sell or “cost” (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the assets received, less estimated selling costs, is charged to the allowance for loan and lease losses and any subsequent valuation write-downs are charged to other expense.  In connection with the determination of the allowance for loan and lease losses and the valuation of other real estate owned, management obtains appraisals for properties.  Operating costs associated with the properties are charged to expense as incurred. Gains on the sale of OREO are included in income when title has passed and the sale has met the minimum down payment requirements prescribed by GAAP.  The balance of OREO at December 31, 2010 was approximately $0.9 million.

Goodwill and Other Intangible Assets

Goodwill and intangible assets that have indefinite useful lives are not amortized, but are tested at least annually for impairment. Intangible assets that have finite useful lives are amortized over their useful lives.  Core deposit intangibles at the Company are amortized on a straight-line basis.  Covenants not to compete are amortized on a straight-line basis.  Customer lists are amortized using an accelerated method.

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

Loan Sales and Loan Servicing

The Company originates and services residential mortgage loans for consumers and sells 15-year, 20-year and 30-year residential real estate mortgages in the secondary market when the interest rate environment is determined to be favorable by management, while retaining servicing rights on the sold loans.  Loan sales are recorded when the sales are funded.  Mortgage servicing rights are recorded at fair value upon sale of the loan.

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

Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure and there were none identified.

Other Financial Instuments

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

(2) Merger and Acquisition Activity

On September 1, 2008, the Company completed the acquisition of Mang Insurance Agency, LLC (“Mang”), then headquartered in Binghamton, New York.  As part of the acquisition, the Company acquired approximately $15.3 million of intangible assets and $11.8 million of goodwill for a purchase price of $28.0 million, which has been allocated to NBT Holdings, Inc. for reporting purposes.  The results of operations are included in the consolidated financial statements from the date of acquisition.

(3) Earnings Per Share

The following is a reconciliation of basic and diluted earnings per share for the years presented in the consolidated statements of income:

	Years ended December 31,
	2010			2009			2008
(In thousands, except per share data)	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount	Net income	Weighted average shares	Per share amount
Basic earnings per share	$57,404	34,275	$1.67	$52,011	33,723	$1.54	$58,353	32,152	$1.81
Effect of dilutive securities

Stock based compensation		234			180			275
Diluted earnings per share	$57,404	34,509	$1.66	$52,011	33,903	$1.53	$58,353	32,427	$1.80

There were approximately 1,309,000, 1,245,000, and 328,000 weighted average stock options for the years ended December 31, 2010, 2009, and 2008, respectively, that were not considered in the calculation of diluted earnings per share since the stock options’ exercise prices were greater than the average market price during  these  periods.

(4)  Federal Reserve Bank Requirement

The Company is required to maintain reserve balances with the Federal Reserve Bank. The required average total reserve for NBT Bank for the 14-day maintenance period ending December 31, 2010 was $31.7 million.

(5) Securities

The amortized cost, estimated fair value, and unrealized gains and losses of securities available for sale are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2010
U.S. Treasury	$91,338	$424	$482	$91,280
Federal Agency	350,641	1,905	2,796	349,750
State & municipal	113,821	1,771	655	114,937
Mortgage-backed	233,861	11,666	719	244,808
Collateralized mortgage obligations	293,565	6,574	2,251	297,888
Corporate	20,005	484	-	20,489
Other securities	8,059	2,162	5	10,216
Total securities available for sale	$1,111,290	$24,986	$6,908	$1,129,368
December 31, 2009
U.S. Treasury	$20,102	$5	$21	$20,086
Federal Agency	310,012	3,214	69	313,157
State & municipal	135,181	2,738	306	137,613
Mortgage-backed	269,255	11,606	-	280,861
Collateralized mortgage obligations	321,890	9,003	182	330,711
Corporate	20,011	663	-	20,674
Other securities	12,295	1,483	122	13,656
Total securities available for sale	$1,088,746	$28,712	$700	$1,116,758

In the available for sale category at December 31, 2010, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSEs with an amortized cost of $208.9 million and a fair value of $217.9 million and US Government Agency securities with an amortized cost of $25.0 million and a fair value of $26.9 million; CMOs were comprised of GSEs with an amortized cost of $206.0 million and a fair value of $207.0 million and US Government Agency securities with an amortized cost of $87.6 million and a fair value of $90.8 million.

In the available for sale category at December 31, 2009, federal agency securities were comprised of Government-Sponsored Enterprise (“GSE”) securities; mortgaged-backed securities were comprised of GSEs with an amortized cost of $238.8 million and a fair value of $248.7 million and US Government Agency securities with an amortized cost of $30.5 million and a fair value of $32.1 million; CMOs were comprised of GSEs with an amortized cost of $186.1 million and a fair value of $190.4 million and US Government Agency securities with an amortized cost of $135.8 million and a fair value of $140.3 million.

The following table sets forth information with regard to sales transactions of securities available for sale:

	Years ended December 31
(In thousands)	2010	2009	2008
Proceeds from sales	$103,253	$2,753	$6,800
Gross realized gains	$3,354	$238	$1,780
Gross realized losses	(80)	(94)	(245)
Net securities gains	$3,274	$144	$1,535

In addition to gains from sales transactions, the Company also recorded gains of approximately $0.1 million from calls on securities available for sale for the year ended December 31, 2010.

At December 31, 2010 and 2009, securities available for sale with amortized costs totaling $858.8 million and $891.4 million, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.  Additionally, at December 31, 2010, securities available for sale with an amortized cost of $187.7 million were pledged as collateral for securities sold under the repurchase agreements.

The amortized cost, estimated fair value, and unrealized gains and losses of securities held to maturity are as follows:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
December 31, 2010
Mortgage-backed	$1,719	$200	$-	$1,919
State & municipal	95,591	1,249	-	96,840
Total securities held to maturity	$97,310	$1,449	$-	$98,759
December 31, 2009
Mortgage-backed	$2,041	$172	$-	$2,213
State & municipal	157,905	1,736	3	159,638
Total securities held to maturity	$159,946	$1,908	$3	$161,851

At December 31, 2010 and December 31, 2009, all of the mortgaged-backed securities held to maturity were comprised of US Government Agency securities.

The following table sets forth information with regard to investment securities with unrealized losses at December 31, 2010 and 2009, segregated according to the length of time the securities had been in a continuous unrealized loss position:

	Less than 12 months			12 months or longer			Total
(in thousands, except number of positions data)	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions	Fair Value	Unrealized losses	Number of Positions

December 31, 2010
U.S. Treasury	$40,741	$(482)	4	$-	$-	-	$40,741	$(482)	4
Federal agency	147,012	(2,796)	12	-	-	-	147,012	(2,796)	12
State & municipal	22,273	(317)	31	7,533	(338)	19	29,806	(655)	50
Mortgage-backed	44,340	(719)	3	-	-	-	44,340	(719)	3
Collateralized mortgage obligations	72,595	(2,251)	3	-	-	-	72,595	(2,251)	3
Other securities	95	(5)	1	-	-	-	95	(5)	1
Total securities with unrealized losses	$327,056	$(6,570)	54	$7,533	$(338)	19	$334,589	$(6,908)	73

December 31, 2009
U.S. Treasury	$20,022	$(21)	2	$-	$-	-	$20,022	$(21)	2
Federal agency	29,931	(69)	3	-	-	-	29,931	(69)	3
State & municipal	7,121	(40)	13	9,629	(269)	33	16,750	(309)	46
Collateralized mortgage obligations	51,882	(124)	4	33,235	(58)	2	85,117	(182)	6
Other securities	4,900	(93)	1	52	(29)	1	4,952	(122)	2
Total securities with unrealized losses	$113,856	$(347)	23	$42,916	$(356)	36	$156,772	$(703)	59

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

Management has the intent to hold the securities classified as held to maturity until they mature, at which time it is believed the Company will receive full value for the securities. Furthermore, as of December 31, 2010, management also had intent to hold, and will not be required to sell, the securities classified as available for sale for a period of time sufficient for a recovery of cost, which may be until maturity.  The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. When necessary, the Company has performed a discounted cash flow analysis to determine whether or not it will receive the contractual principal and interest on certain securities.  The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline.  As of December 31, 2010, management believes the impairments detailed in the table above are temporary and no other-than-temporary impairment losses have been realized in the Company’s consolidated statements of income.

The following tables set forth information with regard to contractual maturities of debt securities at December 31, 2010:

(In thousands)	Amortized cost	Estimated fair value
Debt securities classified as available for sale
Within one year	$31,998	$32,497
From one to five years	428,957	428,402
From five to ten years	231,548	240,855
After ten years	410,728	417,398
	$1,103,231	$1,119,152
Debt securities classified as held to maturity
Within one year	$44,616	$44,685
From one to five years	38,406	39,420
From five to ten years	10,144	10,310
After ten years	4,144	4,344
	$97,310	$98,759

Maturities of mortgage-backed, CMOs and asset-backed securities are stated based on their estimated average lives.  Actual maturities may differ from estimated average lives or contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

Except for U.S. Government securities, there were no holdings, when taken in the aggregate, of any single issuer that exceeded 10% of consolidated stockholders’ equity at December 31, 2010 and 2009.

(6)  Loans and Leases

A summary of loans and leases, net of deferred fees and origination costs, by category is as follows:

	At December 31,
(In thousands)	2010	2009
Residential real estate mortgages	$548,394	$618,334
Commercial	577,731	571,107
Commercial real estate	844,458	739,395
Real estate construction and development	45,444	67,168
Agricultural and agricultural real estate mortgages	112,738	122,466
Consumer	874,918	860,676
Home equity	575,678	603,585
Lease financing	30,645	62,667
Total loans and leases	$3,610,006	$3,645,398

Included in the above loans and leases are net deferred loan origination costs totaling $2.9 million and $3.8 million at December 31, 2010 and 2009, respectively.  Also included is unearned income of $1.4 million and $4.0 million at December 31, 2010 and 2009, respectively.  The Company had no residential loans held for sale as of December 31, 2010 and $4.7 million at December 31, 2009.

FHLB advances are collateralized by a blanket lien on the Company’s residential real estate mortgages.

(7)  Allowance for Loan and Lease Losses and Credit Quality of Loans and Leases

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

To develop and document a systematic methodology for determining the allowance for loan and lease losses, the Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk.  Each portfolio segment is broken down into class segments where appropriate.  Class segments contain unique measurement attributes, risk characteristics and methods for monitoring and assessing risk that are necessary to develop the allowance for loan and lease losses.  Unique characteristics such as borrower type, loan type, collateral type, and risk characteristics define each class segment.  The following table illustrates the portfolio and class segments for the Company’s loan portfolio:

Portfolio	Class
Commercial Loans	Commercial
Commercial Real Estate
Agricultural
Agricultural Real Estate
Small Business

Consumer Loans and Leases	Indirect
Home Equity
Direct

Residential Real Estate Mortgages

Commercial – The Company offers a variety of loan options to meet the specific needs of our commercial customers including term loans, time notes and lines of credit.  Such loans are made available to businesses for working capital such as inventory and receivables, business expansion and equipment purchases. Generally, a collateral lien is placed on equipment or other assets owned by the borrower.  These loans carry a higher risk than commercial real estate loans by the nature of the underlying collateral, which can be business assets such as equipment and accounts receivable and is generally less liquid than real estate. To reduce the risk, management also attempts to secure real estate as collateral and obtain personal guarantees of the borrowers.

Commercial Real Estate – The Company offers commercial real estate loans to finance real estate purchases, refinancings, expansions and improvements to commercial properties.  Commercial real estate loans are made to finance the purchases of real property which generally consists of real estate with completed structures. These commercial real estate loans are secured by first liens on the real estate, which may include apartments, commercial structures, housing businesses, healthcare facilities, and other non owner-occupied facilities.  These loans are typically less risky than commercial loans, since they are secured by real estate and buildings. The Company’s underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and a detailed analysis of the borrower’s underlying cash flows. These loans are typically originated in amounts of no more than 80% of the appraised value of the property.

Agricultural – The Company offers a variety of agricultural loans to meet the needs of our agricultural customers including term loans, time notes, and lines of credit.  These loans are made to purchase livestock, purchase and modernize equipment, and finance seasonal crop expenses.  Generally, a collateral lien is placed on the livestock, equipment, produce inventories, and/or receivables owned by the borrower.  These loans may carry a higher risk than commercial and agricultural real estate loans due to the industry price volatility and the perishable nature of the underlying collateral.  To reduce these risks, management may attempt to secure these loans with additional real estate collateral, obtain personal guarantees of the borrowers, or obtain government loan guarantees to provide further support.

Agricultural Real Estate – The Company offers real estate loans to our agricultural customers to finance farm related real estate purchases, refinancings, expansions, and improvements to agricultural properties.  Agricultural real estate loans are made to finance the purchases and improvements of farm properties that generally consist of barns, production facilities, and land.  The agricultural real estate loans are secured by first liens on the farm real estate.  Because they are secured by land and buildings, these loans may be less risky than agricultural loans.  The Company's underwriting analysis includes credit verification, independent appraisals, a review of the borrower's financial condition, and a detailed analysis of the borrower’s underlying cash flows.  These loans are typically originated in amounts of no more than 75% of the appraised value of the property.  Government loan guarantees may be obtained to provide further support.

Small Business - The Company offers a variety of loan options to meet the specific needs of our small business customers including term loans, small business mortgages and lines of credit.  Such loans are generally less than $350 thousand and are made available to businesses for working capital such as inventory and receivables, business expansion, equipment purchases, and agricultural needs.  Generally, a collateral lien is placed on equipment or other assets owned by the borrower such as inventory and/or receivables.  These loans carry a higher risk than commercial loans due to the smaller size of the borrower and lower levels of capital.  To reduce the risk, the Company obtains personal guarantees of the owners for a majority of the loans.

Indirect – The Company maintains relationships with many dealers primarily in the communities that we serve.  Through these relationships, the company finances the purchases of automobiles and recreational vehicles (such as campers, boats, etc.) indirectly through dealer relationships.  Approximately 73% of the indirect relationships represent automobile financing.  Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from three to six years, based upon the nature of the collateral and the size of the loan. The majority of indirect consumer loans are underwritten on a secured basis using the underlying collateral being financed.

Home Equity – The Company offers fixed home equity loans as well as home equity lines of credit to consumers to finance home improvements, debt consolidation, education and other uses.  Consumers are able to borrower up to 85% of the equity in their homes.  The Company originates home equity lines of credit and second mortgage loans (loans secured by a second [junior] lien position on one-to-four-family residential real estate).  These loans carry a higher risk than first mortgage residential loans as they are in a second position with respect to collateral.  Risk is reduced through underwriting criteria, which include credit verification, appraisals, a review of the borrower's financial condition, and personal cash flows.  A security interest, with title insurance when necessary, is taken in the underlying real estate.

Direct – The Company offers a variety of consumer installment loans to finance vehicle purchases, mobile home purchases and personal expenditures.  Most of these loans carry a fixed rate of interest with principal repayment terms typically ranging from one to ten years, based upon the nature of the collateral and the size of the loan. The majority of consumer loans are underwritten on a secured basis using the underlying collateral being financed or a customer's deposit account. In addition to installment loans, the Company also offers personal lines of credit and overdraft protection.  A minimal amount of loans are unsecured, which carry a higher risk of loss.

Residential Real Estate – Residential real estate loans consist primarily of loans secured by first or second deeds of trust on primary residences.  We originate adjustable-rate and fixed-rate, one-to-four-family residential real estate loans for the construction, purchase or refinancing of a mortgage.  These loans are collateralized by owner-occupied properties located in the Company’s market area. When market conditions are favorable, for longer term, fixed-rate residential mortgages without escrow, the Company retains the servicing, but sells the right to receive principal and interest to Freddie Mac when market conditions are favorable.   This practice allows the Company to manage interest rate risk, liquidity risk, and credit risk.  Loans on one-to-four-family residential real estate are generally originated in amounts of no more than 85% of the purchase price or appraised value (whichever is lower), or have private mortgage insurnace. Mortgage title insurance and hazard insurance are normally required. Construction loans have a unique risk, because they are secured by an incomplete dwelling. This risk is reduced through periodic site inspections, including one at each loan draw period.

Allowance for Loan and Lease Loss Calculation

Management considers the accounting policy relating to the allowance for loan and lease losses to be a critical accounting policy given the inherent uncertainty in evaluating the levels of the allowance required to cover credit losses in the portfolio and the material effect that such judgments can have on the consolidated results of operations.

For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio.  For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogeneous pools of loans and leases, estimates of the Company’s exposure to credit loss reflect a current assessment of a number of factors, which could affect collectibility.  These factors include:  past loss experience;  size, trend, composition, and nature of loans;  changes in lending policies and procedures, including underwriting standards and collection,  charge-offs  and  recoveries; trends experienced in nonperforming and delinquent loans; current economic conditions in the Company’s market;  portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company’s allowance for loan and lease losses.  Such agencies may require the Company to make loan grade changes as well as recognize additions to the allowance based on their examinations.

After a thorough consideration of the factors discussed above, any required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another.  These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management’s assessment of any or all of the determining factors discussed above.  Changes in the allowance for loan and lease losses for the three years ended December 31, 2010 are summarized as follows:

	Years ended December 31,
(In thousands)	2010	2009	2008
Balance at January 1	$66,550	$58,564	$54,183
Provision	29,809	33,392	27,181
Recoveries	4,712	4,408	4,192
Charge-offs	(29,837)	(29,814)	(26,992)
Balance at December 31	$71,234	$66,550	$58,564

The following table illustrates the changes in the allowance for loan and lease losses by portfolio segment for the year ended December 31, 2010:

Allowance for Credit Losses and Recorded Investment in Loans and Leases
As of December 31, 2010
(in thousands)

	Commercial Loans	Consumer Loans and Leases	Residential Real Estate Mortgages	Unallocated	Total
Allowance for credit losses:
Beginning balance	$36,599	$26,664	$3,002	$285	$66,550
Charge-offs	(12,969)	(15,692)	(1,176)	-	(29,837)
Recoveries	1,922	2,747	43	-	4,712
Provision	14,549	12,407	2,758	95	29,809
Ending Balance	$40,101	$26,126	$4,627	$380	$71,234

Allowance ending balance for loans and leases individually evaluated for impairment	$2,211	$-	$-	$-	$2,211

Allowance ending balance for loans and leases collectively evaluated for impairment	$37,890	$26,126	$4,627	$380	$69,023

Loans and Leases:
Ending balance of loans and leases	$1,580,371	$1,481,241	$548,394	$-	$3,610,006

Ending balance of loans and leases individually evaluated for impairment	$11,419	$-	$-	$-	$11,419

Ending balance of loans and leases collectively evaluated for impairment	$1,568,952	$1,481,241	$548,394	$-	$3,598,587

Credit Quality of Loans and Leases
Loans and leases are placed on nonaccrual status when timely collection of principal and interest in accordance with contractual terms is doubtful. Loans and leases are transferred to nonaccrual status generally when principal or interest payments become ninety days delinquent, unless the loan is well secured and in the process of collection, or sooner when management concludes or circumstances indicate that borrowers may be unable to meet contractual principal or interest payments.  When a loan or lease is transferred to a nonaccrual status, all interest previously accrued in the current period but not collected is reversed against interest income in that period. Interest accrued in a prior period and not collected is charged-off against the allowance for loan and lease losses.

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

The following table illustrates the Company’s nonaccrual loans by loan class as of December 31, 2010:

Loans and Leases on Nonaccrual Status As of December 31, 2010 (in thousands)

Commercial Loans
Commercial	$5,837
Commercial Real Estate	5,687
Agricultural	4,065
Agricultural Real Estate	2,429
Small Business	7,033
25,051

Consumer Loans and Leases
Indirect	1,971
Home Equity	6,395
Direct	399
8,765

Residential Real Estate Mortgages	8,651

Total Nonaccrual	$42,467

The following table sets forth information with regard to past due and nonperforming loans by loan class:

Age Analysis of Past Due Loans and Leases
As of December 31, 2010
(in thousands)

	31-60 Days Past Due Accruing	61-90 Days Past Due Accruing	Greater Than 91 Days Past Due Accruing	Total Past Due Accruing	Non-Accrual	Current	Recorded Total Loans and Leases
Commercial
Commercial	$136	$55	$94	$285	$5,837	$461,633	$467,755
Commercial
Real Estate	1,263	-	-	1,263	5,687	730,285	737,235
Agricultural	63	92	-	155	4,065	63,336	67,556
Agricultural
Real Estate	108	-	-	108	2,429	33,400	35,937
Small Business	2,570	1,183	-	3,753	7,033	261,102	271,888
	4,140	1,330	94	5,564	25,051	1,549,756	1,580,371

Consumer
Indirect	9,307	2,193	862	12,362	1,971	814,594	828,927
Home Equity	5,740	1,756	396	7,892	6,395	561,391	575,678
Direct	927	158	54	1,139	399	75,098	76,636
	15,974	4,107	1,312	21,393	8,765	1,451,083	1,481,241

Residential Real Estate Mortgages	3,002	126	919	4,047	8,651	535,696	548,394
	$23,116	$5,563	$2,325	$31,004	$42,467	$3,536,535	$3,610,006

There were no material commitments to extend further credit to borrowers with nonperforming loans. Within nonaccrual loans, there are approximately $1.0 million of troubled debt restructured loans at December 31, 2010.

Impaired loans, which primarily consist of nonaccruing commercial, commercial real estate, agricultural, and agricultural real estate loans decreased to $18.0 million at December 31, 2010 as compared to $19.8 million at December 31, 2009.

The methodology used to establish the ALLL on impaired loans incorporates specific allocations on loans analyzed individually.  Classified loans with outstanding balances of $500 thousand or more are evaluated for impairment through the Company’s quarterly status review process. For loans that are impaired as defined by accounting standards, impairment is measured by one of three methods: 1) the fair value of collateral less cost to sell, 2) present value of expected future cash flows or 3) the loan’s observable market price.  At December 31, 2010, $5.7 million of the total impaired loans had a specific reserve allocation of $2.2 million compared to $6.3 million of impaired loans at December 31, 2009 which had a specific reserve allocation of $2.6 million.

The following provides additional information on impaired loans for the year ended December 31, 2010:

Impaired Loans
As of December 31, 2010
(in thousands)

	Recorded Investment Balance (Book Balance)	Unpaid Principal Balance (Legal Balance)	Related Allowance
With no related allowance recorded:
Commercial Loans
Commercial	$1,911	$1,994
Commercial Real Estate	5,689	7,119
Agricultural	2,657	2,888
Agricultural Real Estate	2,092	2,702
	12,349	14,703

With an allowance recorded:
Commercial Loans
Commercial	$3,925	$4,624	$1,907
Commercial Real Estate	-	-	-
Agricultural	1,671	1,918	281
Agricultural Real Estate	73	79	23
	5,669	6,621	2,211

Total:	$18,018	$21,324	$2,211

There has been significant disruption and volatility in the financial and capital markets since the second half of 2008.  Turmoil in the mortgage market adversely impacted both domestic and global markets and led to a significant credit and liquidity crisis in many domestic markets.  These market conditions were attributable to a variety of factors, in particular the fallout associated with subprime mortgage loans (a type of lending we have never actively pursued).  The disruption was exacerbated by the decline of the real estate and housing market.  However, in the markets in which the Company does business, the disruption has been somewhat delayed and less significant than in the national market.  For example, our real estate market has not suffered the extreme declines seen nationally and our unemployment rate, while notably higher than in prior periods, is still below the national average.

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

The Company has developed an internal loan grading system to evaluate and quantify the Bank’s loan portfolio with respect to quality and risk.  The system focuses on, among other things, financial strength of borrowers, experience and depth of management, primary and secondary sources of repayment, payment history, nature of the business, outlook on particular industries.  The internal grading system enables the Company to monitor the quality of the entire loan portfolio on a continuous basis and provide management with an early warning system, enabling recognition and response to problem loans and potential problem loans.

Commercial Grading System

For commercial and agricultural loans, the Company uses a grading system that relies on quantifiable and measurable characteristics when available.  This would include comparison of financial strength to available industry averages, comparison of transaction factors (loan terms and conditions) to loan policy, and comparison of credit history to stated repayment terms and industry averages. Some grading factors are necessarily more subjective such as economic and industry factors, regulatory environment, and management.  The grading system for commercial and agricultural loans is as follows:

•	4 – Doubtful

A doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the asset, its classification as loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. Pending events can include mergers, acquisitions, liquidations, capital injections, the perfection of liens on additional collateral, the valuation of collateral, and refinancing. Generally, pending events should be resolved within a relatively short period and the ratings will be adjusted based on the new information. Because of high probability of loss, nonaccrual treatment is required for doubtful assets.

•	3 – Substandard

Substandard loans have a high probability of payment default, or they have other well-defined weaknesses. They require more intensive supervision by bank management. Substandard loans are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization. Repayment may depend on collateral or other credit risk mitigants. For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and should be placed on nonaccrual. Although substandard assets in the aggregate will have a distinct potential for loss, an individual asset’s loss potential does not have to be distinct for the asset to be rated substandard.

•	2 – Special Mention

Special Mention loans have potential weaknesses that may, if not checked or corrected, weaken the asset or inadequately protect the Company’s position at some future date. These loans pose elevated risk, but their weakness does not yet justify a substandard classification. Borrowers may be experiencing adverse operating trends (declining revenues or margins) or may be struggling with an ill-proportioned balance sheet (e.g., increasing inventory without an increase in sales, high leverage, tight liquidity). Adverse economic or market conditions, such as interest rate increases or the entry of a new competitor, may also support a special mention rating. Although a Special Mention loan has a higher probability of default than a pass asset, its default is not imminent.

•	1 – Pass

Loans graded as Pass encompass all loans not graded as Doubtful, Substandard, or Special Mention.  Pass loans are in compliance with loan covenants, and payments are generally made as agreed.  Pass loans range from superior quality to fair quality.

Small Business Grading System

Small Business loans are graded as either Classified or Non-classified:

•	Classified

Classified loans are inadequately protected by the current worth and paying capacity of the obligor or, if applicable, the collateral pledged.   These loans have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt, or in some cases make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.   Classified loans have a high probability of payment default, or a high probability of total or substantial loss.  These loans require more intensive supervision by management and are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization.  Repayment may depend on collateral or other credit risk mitigants.  When the likelihood of full collection of interest and principal may be in doubt; classified loans are considered to have a nonaccrual status.   In some cases, classified loans are considered uncollectible and of such little value that their continuance as assets is not warranted.

•	Non-classified

Loans graded as Non-classified encompass all loans not graded as Classified.  Non-classified loans are in compliance with loan covenants, and payments are generally made as agreed.

Consumer and Residential Mortgage Grading System

Consumer and Residential Mortgage loans are graded as either Performing or Nonperforming.   Nonperforming loans are loans that are 1) over 90 days past due and interest is still accruing, 2) on nonaccrual status or 3) restructured.  All loans not meeting any of these three criteria are considered Performing.

The following table illustrates the Company’s credit quality by loan class:

Credit Quality Indicators
As of December 31, 2010
(in thousands)

Commercial Credit Exposure By Internally Assigned Grade:	Commercial	Commercial Real Estate	Agricultural	Agricultural Real Estate	Total
1 - Pass	$441,834	$654,974	$61,195	$30,483	$1,188,486
2 - Special Mention	4,830	35,461	660	936	41,887
3 - Substandard	21,091	46,800	5,606	4,518	78,015
4 - Doubtful	-	-	95	-	95
Total	$467,755	$737,235	$67,556	$35,937	$1,308,483

Commercial Credit Exposure By Internally Assigned Grade:	Small Business	Total
Non-classified	$253,120	$253,120
Classified	18,768	18,768
Total	$271,888	$271,888

Consumer Credit Exposure By Payment Activity:	Indirect	Home Equity	Direct	Total
Performing	$826,956	$569,283	$76,237	$1,472,476
Nonperforming	1,971	6,395	399	8,765
Total	$828,927	$575,678	$76,636	$1,481,241

Residential Mortgage Credit Exposure By Payment Activity:	Residential Mortgage	Total
Performing	$539,743	$539,743
Nonperforming	8,651	8,651
Total	$548,394	$548,394

(8) Related Party Transactions

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

(In thousands)	2010	2009
Balance at January 1	$1,843	$5,433
New loans	1,174	358
Adjustment due to change in composition of related parties	216	(1,226)
Repayments	(319)	(2,722)
Balance at December 31	$2,914	$1,843

(9) Premises and Equipment, Net

A summary of premises and equipment follows:

	December 31,
(In thousands)	2010	2009
Land, buildings, and improvements	$95,970	$92,408
Equipment	72,326	70,628
Construction in progress	342	181
Premises and equipment before accumulated depreciation	168,638	163,217
Accumulated depreciation	101,234	96,996
Total premises and equipment	$67,404	$66,221

Land, buildings, and improvements with a carrying value of approximately $3.0 million and $3.1 million at December 31, 2010 and 2009, respectively, are pledged to secure long-term borrowings.  Buildings and improvements are depreciated based on useful lives of 15 to 40 years.  Equipment is depreciated based on useful lives of three to ten years.

Rental expense included in occupancy expense amounted to $5.5 million in 2010, $5.3 million in 2009, and $4.5 million in 2008. The future minimum rental payments related to noncancelable operating leases with original terms of one year or more are as follows at December 31, 2010 (in thousands):

Future Minimum Rental Payments

2011	$4,523
2012	3,972
2013	3,308
2014	2,985
2015	2,644
Thereafter	21,858
Total	$39,290

(10) Goodwill and other Intangible Assets

A summary of goodwill is as follows:

(In thousands)
January 1, 2010	$114,938
Goodwill Acquired	-
Goodwill Reclassification	(97)
December 31, 2010	$114,841

January 1, 2009	$114,838
Goodwill Acquired	-
Goodwill Reclassification	100
December 31, 2009	$114,938

The Company has intangible assets with definite useful lives capitalized on its consolidated balance sheet in the form of core deposit and other identified intangible assets.  These intangible assets are amortized over their estimated useful lives, which range primarily from one to twelve years.

A summary of core deposit and other intangible assets follows:

	December 31,
(In thousands)	2010	2009
Core deposit intangibles
Gross carrying amount	$10,762	$10,762
Less: accumulated amortization	5,517	4,495
Net carrying amount	5,245	6,267

Identified intangible assets
Gross carrying amount	18,556	18,532
Less: accumulated amortization	6,259	4,209
Net carrying amount	12,297	14,323

Total intangibles
Gross carrying amount	29,318	29,294
Less: accumulated amortization	11,776	8,704
Net carrying amount	$17,542	$20,590

Amortization expense on intangible assets with definite useful lives totaled $3.1 million for 2010, $3.2 million for 2009 and $2.1 million for 2008.  Amortization expense on intangible assets with definite useful lives is expected to total $2.9 million for 2011, $2.7 million for 2012, $2.5 million for 2013, $2.4 million for 2014, $2.2 million for 2015 and $3.0 million thereafter.  Identified intangible assets include customer lists, non-competes, and trademark intangibles.  The Company also has $1.8 million in intangible assets that will not amortize.

(11) Deposits

The following table sets forth the maturity distribution of time deposits at December 31, 2010 (in thousands):

Time deposits
Within one year	$484,024
After one but within two years	173,147
After two but within three years	96,769
After three but within four years	133,674
After four but within five years	37,184
After five years	5,980
Total	$930,778

Time deposits of $100,000 or more aggregated $264.4 million and $298.8 million December 31, 2010 and 2009, respectively.

(12) Short-Term Borrowings

Short-term borrowings totaled $159.4 million and $156.0 million at December 31, 2010 and 2009, respectively, and consist of Federal funds purchased and securities sold under repurchase agreements, which generally represent overnight borrowing transactions, and other short-term borrowings, primarily Federal Home Loan  Bank  (FHLB) advances, with original maturities of one year or less.

The Company had unused lines of credit with the FHLB available for short-term financing of approximately $284 million and $182 million at December 31, 2010 and 2009, respectively.  Borrowings on these lines are secured by FHLB stock, certain securities and one-to-four family first lien mortgage loans.  Securities  collateralizing  repurchase  agreements  are  held in safekeeping by nonaffiliated  financial  institutions  and  are  under  the  Company’s control.

Information related to short-term borrowings is summarized as follows:

(In thousands)	2010	2009	2008
Federal funds purchased
Balance at year-end	$0	$0	$85,000
Average during the year	0	5,957	70,445
Maximum month end balance	0	50,000	124,000
Weighted average rate during the year	NA	0.30%	2.34%
Weighted average rate at December 31	NA	0.00%	0.27%

Securities sold under repurchase agreements
Balance at year-end	$159,184	$155,727	$121,242
Average during the year	157,964	133,859	109,692
Maximum month end balance	169,278	166,208	138,527
Weighted average rate during the year	0.25%	0.40%	1.74%
Weighted average rate at December 31	0.15%	0.32%	0.42%

Other short-term borrowings
Balance at year-end	$250	$250	$250
Average during the year	250	250	43,693
Maximum month end balance	250	250	200,250
Weighted average rate during the year	0.00%	0.03%	2.94%
Weighted average rate at December 31	0.00%	0.00%	0.00%

See Note 5 for additional information regarding securities pledged as collateral for securities sold under the repurchase agreements.

(13) Long-Term Debt

Long-term debt consists of obligations having an original maturity at issuance of more than one year. A majority of the Company’s long-term debt is comprised of FHLB advances collateralized by the FHLB stock owned by the Company, certain of its mortgage-backed securities and a blanket lien on its residential real estate mortgage loans.  A summary as of December 31, 2010 and 2009 is as follows:

	As of December 31, 2010				As of December 31, 2009
	(in thousands)				(in thousands)
Maturity	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate	Amount	Weighted Average Rate	Callable Amount	Weighted Average Rate
2010	-	-	-	-	79,000	4.11%	29,000	3.43%
2011	1,994	4.73%	1,994	4.73%	52,083	3.64%	2,000	4.72%
2012	-	-	-	-	25,000	4.01%	-	-
2013	119,400	3.87%	100,000	3.71%	150,000	3.79%	125,000	3.61%
2016	70,000	4.21%	70,000	4.21%	70,000	4.17%	70,000	4.17%
2017	100,000	3.89%	100,000	3.89%	100,000	3.89%	100,000	3.89%
2018	75,000	3.61%	75,000	3.61%	75,000	3.61%	75,000	3.61%
2025	3,480	2.75%	-	-	3,615	2.75%	-	-
	$369,874		$346,994		$554,698		$401,000

(14) Trust Preferred Debentures

The Company has issued a total of $75.4 million of junior subordinated deferrable interest debentures to three wholly owned Delaware statutory business trusts, CNBF Capital Trust I (“CNBF Trust I”), NBT Statutory Trust I (“NBT Trust I”) and NBT Statutory Trust II (“NBT Trust II”, and, together with CNBF Trust I and NBT Trust I, the “Trusts”). The Trusts are considered variable interest entities for which the Company is not the primary beneficiary. Accordingly, the accounts of the Trusts are not included in the Company’s consolidated financial statements. See Note 1 — Summary of Significant Accounting Policies for additional information about the Company’s consolidation policy. Details of the Company’s transactions with these trusts are presented below.

CNBF Trust I
In June 1999, CNBF Trust I issued $18.0 million of floating rate (three-month LIBOR plus 275 basis points) trust preferred securities, which represent beneficial interests in the assets of CNBF Trust I. The trust preferred securities will mature on August 31, 2029 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Company at any time after September 1, 2009 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. CNBF Trust I also issued $0.7 million of common equity securities to the Company. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $18.7 million of floating rate (three-month LIBOR plus 275 basis points) junior subordinated deferrable interest debentures issued by the Company, which have terms substantially similar to the trust preferred securities.

NBT Trust I
In November 2005, NBT Trust I issued $5.0 million of fixed rate (at 6.30%) trust preferred securities, which represent beneficial interests in the assets of the trust.  The rate converted to a floating rate (three-month LIBOR plus 140 basis points) in November 2010.  The trust preferred securities will mature on December 1, 2035 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Corporation at any time after December 1, 2010 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. NBT Trust I also issued $0.2 million of common equity securities to the Company. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $5.2 million of fixed rate (at 6.30%) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.

NBT Trust II
In connection with acquisition of CNB, the Company formed NBT Trust II in February 2006 to fund the cash portion of the acquisition as well as to provide regulatory capital. NBT Trust II issued $50.0 million of fixed rate (at 6.195%) trust preferred securities, which represent beneficial interests in the assets of NBT Trust II.  After 5 years, the rate converts to a floating rate (three-month LIBOR plus 140 basis points).  The trust preferred securities will mature on March 15, 2036 and are redeemable with the approval of the Federal Reserve Board in whole or in part at the option of the Company at any time after March 15, 2011 and in whole at any time upon the occurrence of certain events affecting their tax or regulatory capital treatment. Distributions on the trust preferred securities are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. NBT Trust II also issued $1.5 million of common equity securities to the Company. The proceeds of the offering of the trust preferred securities and common equity securities were used to purchase $51.5 million of fixed rate (at 6.195%) junior subordinated deferrable interest debentures issued by the Corporation, which have terms substantially similar to the trust preferred securities.

With respect to the Trusts, the Company has the right to defer payments of interest on the debentures issued to the Trusts at any time or from time to time for a period of up to ten consecutive semi-annual periods with respect to each deferral period. Under the terms of the debentures, if in certain circumstances there is an event of default under the debentures or the Company elects to defer interest on the debentures, the Company may not, with certain exceptions, declare or pay any dividends or distributions on its capital stock or purchase or acquire any of its capital stock.

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

Despite the fact that the accounts of CNBF Trust I, NBT Trust I, and NBT Trust II are not included in the Company’s consolidated financial statements, $74 million of the $75 million in trust preferred securities issued by these subsidiary trusts is included in the Tier 1 capital of the Company for regulatory capital purposes as allowed by the Federal Reserve Board (NBT Bank, NA owns $1.0 million of CNBF Trust I securities).  The recently enacted Dodd-Frank Act requires bank holding companies with assets greater than $500 million to be subject to the same capital requirements as insured depository institutions, meaning, for instance, that such bank holding companies will not be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital.  The aforementioned Trusts are grandfathered with respect to this enactment based on their date of issuance.

(15) Income Taxes

The significant components of income tax expense attributable to operations are:
	Years ended December 31,
(in thousands)	2010	2009	2008
Current
Federal	$34,124	$21,046	$19,156
State	1,743	1,086	1,471
	35,867	22,132	20,627

Deferred
Federal	(12,121)	(1,669)	3,915
State	(2,834)	168	863
	(14,955)	(1,501)	4,778
Total income tax expense	$20,912	$20,631	$25,405

Not included in the above table are items that were recorded to stockholders’ equity of approximately ($4.3 million), $6.1 million, and ($3.9 million) for 2010, 2009, and 2008, respectively, relating to deferred taxes on the unrealized (gain) loss on available for sale securities, tax benefits recognized with respect to stock options exercised, and deferred taxes related to pension plans.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
(In thousands)	2010	2009
Deferred tax assets
Allowance for loan and lease losses	$27,463	$25,036
Deferred compensation	4,653	4,534
Postretirement benefit obligation	1,024	1,111
Writedowns on corporate debt securities	-	177
Accrued liabilities	1,649	1,336
Stock-based compensation expense	3,943	2,798
Other	1,012	1,248
Total deferred tax assets	39,744	36,240
Deferred tax liabilities
Pension and executive retirement	11,922	12,070
Unrealized gains on securities available for sale	7,162	11,097
Premises and equipment, primarily due to accelerated depreciation	1,384	1,630
Equipment leasing	11,456	23,169
Deferred loan costs	1,395	1,658
Intangible amortization	10,270	9,464
Other	178	397
Total deferred tax liabilities	43,767	59,485
Net deferred tax liability at year-end	(4,023)	(23,245)
Net deferred tax liability at beginning of year	(23,245)	(18,601)
(Decrease) increase in net deferred tax liability	$(19,222)	$4,644

Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the available carryback period.  A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.  Based on available evidence, gross deferred tax assets will ultimately be realized and a valuation allowance was not deemed necessary at December 31, 2010 and 2009.

A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is as follows:

	December 31,
(In thousands)	2010	2009
Balance at January 1	$2,287	$2,212
Additions for tax positions of prior years	1,714	132
Reduction for tax positions of prior years	(920)	(57)
Balance at December 31	$3,081	$2,287

The $3.1 million and $2.3 million of unrecognized tax benefits at December 31, 2010 and 2009, respectively, would impact the annual effective tax rate, if recognized.  During 2010, the Company reached settlements with New York State on Franchise tax examinations for years 2000 to 2002 and the release of certain previously withheld tax credits for the years 2003 to 2007.  As a result, unrecognized tax benefits were reduced by $.7 million and $.2 million related to the examination and the release of credits, respectively.

The Company is currently under examination by New York State for tax years 2003 through 2007.  It is anticipated that the examination phase of this audit will conclude in 2011, the impact of which is not expected to be material to the financial statements.  The Company is no longer subject to U.S. Federal examination by tax authorities for years prior to 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense.  The total amount of accrued interest at December 31, 2010 and December 31, 2009 was approximately $0.7 million and $0.8 million, respectively.  Net interest impacting the Company’s 2010 and 2009 tax expense was ($0.1 million) and $0.2 million, respectively.

The following is a reconciliation of the provision for income taxes to the amount computed by applying the applicable Federal statutory rate of 35% to income before taxes:

	Years ended December 31
(In thousands)	2010	2009	2008
Federal income tax at statutory rate	$27,410	$25,424	$29,315
Tax exempt income	(3,448)	(3,811)	(3,847)
Net increase in CSV of life insurance	(939)	(871)	(1,473)
State taxes, net of federal tax benefit	756	816	1,517
State audit settlements and law change	(1,465)	-	-
Other, net	(1,402)	(927)	(107)
Income tax expense	$20,912	$20,631	$25,405

(16) Stockholders’ Equity

In accordance with accounting standards, unrealized gains on available for sale securities and unrecognized actuarial gains or losses and prior service costs associated with the Company’s pension and postretirement benefit plans are included in accumulated other comprehensive (loss) income.  For the years ended December 31, components of accumulated other comprehensive (loss) income are:

(In thousands)	2010	2009
Unrecognized prior service cost and net actuarial loss on pension plans	$(16,251)	$(15,751)
Unrealized net holding gains on available for sale securities	10,916	16,914
Accumulated other comprehensive (loss) income	$(5,335)	$1,163

Certain restrictions exist regarding the ability of the subsidiary bank to transfer funds to the Company in the form of cash dividends. The approval of the Office of Comptroller of the Currency (OCC) is required to pay dividends when a bank fails to meet certain minimum regulatory capital standards or when such dividends are in excess of a subsidiary bank’s earnings retained in the current year plus retained net profits for the preceding two years as specified in applicable OCC regulations.  At December 31, 2010, approximately $108.5 million of the total stockholders’ equity of the Bank was available for payment of dividends to the Company without approval by the OCC. The Bank’s ability to pay dividends also is subject to the Bank being in compliance with regulatory capital requirements.  The Bank is currently in compliance with these requirements. Under the State of Delaware Business Corporation Law, the Company may declare and pay dividends either out of accumulated net retained earnings or capital surplus.

In October 2004, the Company adopted a Stockholder Rights Plan (the “Plan”) designed to ensure that any potential acquirer of the Company negotiate with the board of directors and that all Company stockholders are treated equitably in the event of a takeover attempt. At that time, the Company paid a dividend of one Preferred Share Purchase Right (a “Right”) for each outstanding share of common stock of the Company. Similar rights are attached to each share of the Company’s common stock issued after November 16, 2004. Under the Plan, the Rights will not be exercisable until a person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock or begins a tender or exchange offer for 15% or more of the Company’s outstanding common stock. Additionally, until the occurrence of such an event, the Rights are not severable from the Company’s common stock and, therefore, the Rights will be transferred upon the transfer of shares of the Company’s common stock. Upon the occurrence of such events, each Right entitles the holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company, no par value and $0.01 stated value per share, at a price of $70.

The Plan also provides that upon the occurrence of certain specified events, the holders of Rights will be entitled to acquire additional equity interests in the Company or in the acquiring entity and such interests will have a market value of two times the Right’s exercise price of $70. The Rights, which expire October 24, 2014, are redeemable in whole, but not in part, at the Company’s option prior to the time they are exercisable, for a price of $0.001 per Right.

(17) Regulatory Capital Requirements

The Company and NBT Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, NBT Bank must meet specific capital guidelines that involve quantitative measures of NBT Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and NBT Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. As of December 31, 2010 and 2009, the Company and NBT Bank meet all capital adequacy requirements to which they were subject.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements.  The regulations establish a framework for the classification of banks into five categories:  well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized.  As of December 31, 2010, the most recent notification from NBT Bank’s regulators categorized NBT Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized NBT Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 capital to average asset ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed NBT Bank’s category.

The Company and NBT Bank’s actual capital amounts and ratios are presented as follows:

	Actual		Regulatory ratio requirements
(Dollars in thousands)	Amount	Ratio	Minimum capital adequacy	For classification as well capitalized
As of December 31, 2010
Total Capital (to risk weighted assets):
Company	$537,305	13.70%	8.00%	10.00%
NBT Bank	510,196	13.03%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company	487,994	12.44%	4.00%	6.00%
NBT Bank	460,969	11.77%	4.00%	6.00%
Tier I Capital (to average assets)
Company	487,994	9.16%	4.00%	5.00%
NBT Bank	460,969	8.67%	4.00%	5.00%

As of December 31, 2009
Total Capital (to risk weighted assets):
Company	$498,230	12.59%	8.00%	10.00%
NBT Bank	464,144	11.76%	8.00%	10.00%
Tier I Capital (to risk weighted assets)
Company	448,565	11.34%	4.00%	6.00%
NBT Bank	414,587	10.50%	4.00%	6.00%
Tier I Capital (to average assets)
Company	448,565	8.35%	4.00%	5.00%
NBT Bank	414,587	7.72%	4.00%	5.00%

(18) Employee Benefit Plans

Defined Benefit Postretirement Plans

The Company has a qualified, noncontributory, defined benefit pension plan covering substantially all of its employees at December 31, 2010. Benefits paid from the plan are based on age, years of service, compensation, social security benefits, and are determined in accordance with defined formulas. The Company’s policy is to fund the pension plan in accordance with ERISA standards. Assets of the plan are invested in publicly traded stocks and bonds. Prior to January 1, 2000, the Company’s plan was a traditional defined benefit plan based on final average compensation.  On January 1, 2000, the plan was converted to a cash balance plan with grandfathering provisions for existing participants.

In addition to the pension plan, the Company also provides supplemental employee retirement plans to certain current and former executives.  These supplemental employee retirement plans and the defined benefit pension plan are collectively referred to herein as “Pension Benefits.”

Also, the Company provides certain health care benefits for retired employees.  Benefits are accrued over the employees’ active service period. Only employees that were employed by NBT Bank on or before January 1, 2000 are eligible to receive postretirement health care benefits.  The plan is contributory for participating retirees, requiring participants to absorb certain deductibles and coinsurance amounts with contributions adjusted annually to reflect cost sharing provisions and benefit limitations called for in the plan. Employees become eligible for these benefits if they reach normal retirement age while working for the Company.  For eligible employees described above, the Company funds the cost of postretirement health care as benefits are paid. The Company elected to recognize the transition obligation on a delayed basis over twenty years.  These postretirement benefits are referred to herein as “Other Benefits.”

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

The components of accumulated other comprehensive loss, which have not yet been recognized as components of net periodic benefit cost, related to pensions and other postretirement benefits, net of tax, at December 31, 2010 are summarized below.  The Company expects that $1.6 million in net actuarial loss and $0.1 million in prior service cost will be recognized as components of net periodic benefit cost in 2011.

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009
Net actuarial loss	$23,161	$22,988	$3,089	$2,335
Prior service cost	1,739	2,040	(1,076)	(1,278)
Total amounts recognized in accumulated other comprehensive loss (pre-tax)	$24,900	$25,028	$2,013	$1,057

A December 31 measurement date is used for the pension, supplemental pension and postretirement benefit plans.  The following table sets forth changes in benefit obligations, changes in plan assets, and the funded status of the pension plans and other postretirement benefits:

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$63,408	$56,766	$3,838	$3,648
Service cost	2,254	2,222	17	17
Interest cost	3,613	3,413	228	205
Plan participants' contributions	-	-	277	290
Actuarial loss	4,940	4,641	955	289
Amendments	21	127	-	-
Benefits paid	(4,007)	(3,761)	(761)	(611)
Projected benefit obligation at end of year	70,229	63,408	4,554	3,838
Change in plan assets
Fair value of plan assets at beginning of year	90,891	60,900	-	-
Actual return on plan assets	10,487	16,285	-	-
Employer contributions	450	17,467	484	321
Plan participants' contributions	-	-	277	290
Benefits paid	(4,007)	(3,761)	(761)	(611)
Fair value of plan assets at end of year	97,821	90,891	-	-

Funded status at year end	$27,592	$27,483	$(4,554)	$(3,838)

The funded status of the pension and other postretirement benefit plans has been recognized as follows in the consolidated balance sheets at December 31, 2010 and 2009.  An asset is recognized for an overfunded plan and a liability is recognized for an underfunded plan.  The accumulated benefit obligation for pension benefits was $68.6 million and $63.4 million at December 31, 2010 and 2009, respectively.  The accumulated benefit obligation for other postretirement benefits was $4.6 million and $3.8 million at December 31, 2010 and 2009, respectively.

	Pension Benefits		Other Benefits
(In thousands)	2010	2009	2010	2009
Other assets	$35,895	$34,255	$-	$-
Other liabilities	(8,303)	(6,772)	(4,554)	(3,838)
Funded status	$27,592	$27,483	$(4,554)	$(3,838)

The following assumptions were used to determine the benefit obligation and the net periodic pension cost for the years indicated:

	Years ended December 31,
	2010	2009	2008
Weighted average assumptions:
The following assumptions were used to determine benefit obligations:
Discount rate	5.15%	5.70%	6.30%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The following assumptions were used to determine net periodic pension cost:
Discount rate	5.70%	6.30%	6.30%
Expected long-term return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	3.00%	3.00%	3.00%

Net periodic benefit cost and other amounts recognized in other comprehensive income for the years ended December 31 included the following components:

	Pension Benefits			Other Benefits
(In thousands)	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost
Service cost	$2,254	$2,222	$2,193	$17	$17	$22
Interest cost	3,613	3,413	3,253	228	205	218
Expected return on plan assets	(7,166)	(5,591)	(6,028)	-	-	-
Amortization of initial unrecognized asset	-	(23)	(192)	-	-	-
Amortization of prior service cost	322	296	218	(202)	(202)	(202)
Amortization of unrecognized net loss	1,447	2,374	398	201	136	156
Net periodic pension cost (income)	$470	$2,691	$(158)	$244	$156	$194

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax)
Net loss (gain)	$1,620	$(6,053)	$20,229	$955	$289	$(240)
Prior service cost	21	127	1,098	-	-	-
Amortization of initial unrecognized asset	-	23	192	-	-	-
Amortization of prior service cost	(322)	(296)	(218)	202	202	202
Amortization of unrecognized net loss	(1,447)	(2,374)	(398)	(201)	(136)	(156)
Total recognized in other comprehensive (income) loss	(128)	(8,573)	20,903	956	355	(194)

Total recognized in net periodic benefit cost and other comprehensive income (pre-tax)	$342	$(5,882)	$20,745	$1,200	$511	$-

The following table sets forth estimated future benefit payments for the pension plans and other postretirement benefit plans:

	Pension Benefits	Other Benefits

2011	$4,778	$257
2012	4,919	276
2013	4,994	294
2014	5,067	311
2015	6,887	327
2016 - 2020	28,037	1,765

The Company is not required to make contributions to the defined benefit plan in 2011.
For measurement purposes, the annual rates of increase in the per capita cost of covered medical and prescription drug benefits for fiscal year 2010 were assumed to be 8.5 to 10.5 percent. The rates were assumed to decrease gradually to 5.0 percent for fiscal year 2018 and remain at that level thereafter.  Assumed health care cost trend rates have a significant effect on amounts reported for health care plans. A one-percentage point change in the health care trend rates would have the following effects as of and for the year ended December 31, 2010:

(In thousands)	One Percentage point increase	One Percentage point decrease
Increase (decrease) on total service and interest cost components	$29	$(26)
Increase (decrease) on postretirement accumulated benefit obligation	511	(465)

Plan Investment Policy as of December 31, 2010

The Company’s key investment objectives in managing its defined benefit plan assets are to ensure that present and future benefit obligations to all participants and beneficiaries are met as they become due; to provide a total return that, over the long-term, maximizes the ratio of the plan assets to liabilities, while minimizing the present value of required Company contributions, at the appropriate levels of risk; to meet statutory requirements and regulatory agencies’ requirements; and to satisfy applicable accounting standards.  The Company periodically evaluates the asset allocations, funded status, rate of return assumption and contribution strategy for satisfaction of our investment objectives.  Generally, the investment manager allocates investments as follows: 20-40% of the total portfolio in fixed income, 40-80% in equities, and 0-20% in cash. Only high-quality bonds are to be included in the portfolio.  All issues that are rated lower than A by Standard and Poor’s are to be excluded.  Equity securities at December 31, 2010 and 2009 do not include any Company common stock.  The target and actual allocations expressed as a percentage of the defined benefit pension plan’s assets are as follows:

	Target	Actual 2010	Actual 2009
Cash and cash equivalents	0 - 20%	2%	13%
Fixed income securities	20 - 40%	26%	23%
Equities	40 - 80%	72%	64%
Total		100%	100%

The following table presents the financial instruments recorded at fair value on a recurring basis by the Plan as of December 31, 2010 and 2009:

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Cash and Cash Equivalents	$1,604	$-	$-	$1,604
Foreign Equity Mutual Funds	6,577	-	-	6,577
Equity Mutual Funds	22,515	-	-	22,515
US Government Bonds	-	16,219	-	16,219
Corporate Bonds	-	5,003	-	5,003
Common Stock	31,213	-	-	31,213
Municipal bonds and Notes	-	2,294	-	2,294
Foreign Bonds and Notes	-	1,666	-	1,666
Foreign Equity	10,730	-	-	10,730
Totals	$72,639	$25,182	$-	$97,821

(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Cash and Cash Equivalents	$11,411	$-	$-	$11,411
Foreign Equity Mutual Funds	8,635	-	-	8,635
Equity Mutual Funds	16,263	-	-	16,263
Federal Agency	-	17,388	-	17,388
Corporate Bonds	-	3,732	-	3,732
Common Stock	27,389	-	-	27,389
Preferred Stock	-	238	-	238
Foreign Equity	5,835	-	-	5,835
Totals	$69,533	$21,358	$-	$90,891

The Plan had no financial instruments recorded at fair value on a nonrecurring basis as of December 31, 2010.

Determination of Assumed Rate of Return

The expected long-term rate-of-return on assets is 8.0% at December 31, 2010.  This assumption represents the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.  The assumption has been determined by reflecting expectations regarding future rates of return for the portfolio considering the asset distribution and related historical rates of return.  The appropriateness of the assumption is reviewed annually.

Employee 401(k) and Employee Stock Ownership Plans

The Company maintains a 401(k) and employee stock ownership plan (the “401(k) Plan”).  The Company contributes to the 401(k) Plan based on employees’ contributions out of their annual salaries.  In addition, the Company may also make discretionary contributions to the 401(k) Plan based on profitability.  Participation in the 401(k) Plan is contingent upon certain age and service requirements.  The employer contributions associated with the 401(k) Plan were $3.5 million in 2010, $3.4 million in 2009, and $2.7 million in 2008.

Omnibus Incentive Plan

In April 2008, the Company adopted the NBT Bancorp Inc. 2008 Omnibus Incentive Plan (the “Plan”). Under the terms of the Plan, options and other equity-based awards are granted to directors and employees to increase their direct proprietary interest in the operations and success of the Company.  The Plan assumes all prior equity-based incentive plans and any new equity-based awards are granted under the terms of the Plan.  Under terms of the Plan, stock options are granted to purchase shares of the Company’s common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted have a vesting period of four years and terminate ten years from the date of the grant.  Shares issued as a result of stock option exercises and vesting of restricted shares and stock unit awards are funded from the Company’s treasury stock.  Restricted shares granted under the Plan vest after five years for employees and three years for non-employee directors.  Restricted stock units granted under the Plan have a vesting period of four years for employees.  Performance shares and units granted under the Plan for executives may have different terms and conditions.

The per share weighted average fair value of stock options granted during 2010,  2009,  and 2008 was $5.03, $5.71, and $4.41, respectively. The fair value of each award is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the years ended December 31.  Historical information was the primary basis for the selection of the expected volatility, expected dividend yield and the expected lives of the options. The risk-free interest rate was selected based upon yields of the U.S. Treasury issues with a term equal to the expected life of the option being valued:

Years ended December 31,
	2010	2009	2008
Dividend yield	3.27%–3.96%	2.86%–3.65%	2.72%–4.17%
Expected volatility	33.00%–33.86%	30.20%–32.91%	27.73%–29.38%
Risk-free interest rates	1.90%–3.17%	1.71%–3.20%	2.96%–3.62%
Expected life	7 years	7 years	7 years

The following table summarizes information concerning stock options outstanding at December 31, 2010:

	Number of Shares	Weighted average exercise price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,822,500	$22.08
Granted	337,000	20.48
Exercised	(101,715)	17.48
Forfeited	(6,705)	21.66
Expired	(19,502)	21.28
Outstanding at December 31, 2010	2,031,578	$22.05	5.98	$5,006,545

Exercisable at December 31, 2010	1,342,391	$21.94	4.81	$3,366,952

Expected to Vest	653,032	$22.27	8.23	$1,551,334

Total stock-based compensation expense for stock option awards totaled $1.8 million for the year ended December 31, 2010, $1.6 million for the year ended December 31, 2009, and $1.4 million for the year ended December 31, 2008.  Cash proceeds, tax benefits and intrinsic value related to total stock options exercised is as follows:

	Years ended
(dollars in thousands)	2010	2009	2008
Proceeds from stock options exercised	$1,778	$2,728	$11,303
Tax benefits related to stock options exercised	140	(243)	700
Intrinsic value of stock options exercised	574	406	3,591
Fair value of shares vested during the year	1,800	1,700	2,081

The Company has outstanding restricted and deferred stock awards granted from various plans at December 31, 2010. The Company recognized $2.0 million in stock-based compensation expense related to these stock awards for the year ended December 31, 2010 and $1.5 million for the year ended December 31, 2009, and $0.8 million for the year ended December 31, 2008.  Tax benefits recognized with respect to restricted and deferred stock-based compensation expense were $0.7 million, $0.6 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Unrecognized compensation cost related to restricted stock awards totaled $2.7 million at December 31, 2010 and will be recognized over 2.6 years on a weighted average basis.  Shares issued are funded from the Company’s treasury stock.  The following table summarizes information for unvested restricted stock awards outstanding as of December 31, 2010:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested Restricted Stock Awards
Unvested at January 1, 2010	176,366	$24.17
Forfeited	(2,000)	$23.43
Vested	(18,650)	$22.49
Granted	46,323	$23.12
Unvested at December 31, 2010	202,039	$24.09

The following table summarizes information for unvested restricted stock units outstanding as of December 31, 2010:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested Restricted Stock Units
Unvested at January 1, 2010	30,700	$24.52
Forfeited	-	-
Vested	-	-
Granted	26,700	20.37
Unvested at December 31, 2010	57,400	$22.59

The Company has 3.9 million securities remaining available to be granted as part of the Plan at December 31, 2010.

(19) Commitments and Contingent Liabilities

The Company’s concentrations of credit risk are reflected in the consolidated balance sheets.  The concentrations of credit risk with standby letters of credit, unused lines of credit, commitments to originate new loans and loans sold with recourse generally follow the loan classifications.

At December 31, 2010, approximately 59% of the Company’s loans were secured by real estate located in central and northern New York, northeastern Pennsylvania and the greater Burlington, Vermont area.  Accordingly, the ultimate collectibility of a substantial portion of the Company’s portfolio is susceptible to changes in market conditions of those areas. Management is not aware of any material concentrations of credit to any industry or individual borrowers.

The Company is a party to certain financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, unused lines of credit, standby letters of credit, and certain mortgage loans sold to investors with recourse. The Company’s exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit, standby letters of credit, and loans sold with recourse is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies.  Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.

	At December 31,
(In thousands)	2010	2009
Unused lines of credit	$141,579	$141,743
Commitments to extend credits, primarily variable rate	501,987	414,845
Standby letters of credit	26,193	34,562
Commercial letters of credit	16,255	14,061
Loans sold with recourse	13,970	11,948

Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows.  The Company does not issue any guarantees that would require liability-recognition or disclosure, other than its standby letters of credit.

The Company guarantees the obligations or performance of customers by issuing stand-by letters of credit to third parties. These stand-by letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds, and municipal securities. The risk involved in issuing stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and letters of credit are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products.  Typically, these instruments have terms of five years or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  The fair value of the Company’s stand-by letters of credit at December 31, 2010 and 2009 was not significant.

The total amount of loans serviced by the Company for unrelated third parties was approximately $323.2 million and $262.7 million at December 31, 2010 and 2009, respectively.

In the normal course of business there are various outstanding legal proceedings. If legal costs are deemed material by management, the Company accrues for the estimated loss from a loss contingency if the information available indicates that it is probable that a liability had been incurred at the date of the financial statements, and the amount of loss can be reasonably estimated.  In the opinion of management, the aggregate amount involved in such proceedings at December 31, 2010 is not material to the consolidated balance sheets or results of operations of the Company.

(20) Parent Company Financial Information

Condensed Balance Sheets

	December 31,
(In thousands)	2010	2009
Assets
Cash and cash equivalents	$3,493	$11,584
Securities available for sale, at estimated fair value	9,190	12,653
Trading securities	2,273	1,875
Investment in subsidiaries, on equity basis	609,260	569,407
Other assets	41,942	40,169
Total assets	$666,158	$635,688
Liabilities and Stockholders’ Equity
Total liabilities	$132,586	$130,565
Stockholders’ equity	533,572	505,123
Total liabilities and stockholders’ equity	$666,158	$635,688

Condensed Income Statements
	Years ended December 31,
(In thousands)	2010	2009	2008
Dividends from subsidiaries	$12,000	$9,000	$42,900
Management fee from subsidiaries	68,228	65,596	59,102
Securities gains	1,814	141	1,514
Interest, dividend and other income	1,136	869	1,026
Total revenue	83,178	75,606	104,542
Operating expense	72,436	73,687	65,180
Income before income tax benefit and equity in undistributed income of subsidiaries	10,742	1,919	39,362
Income tax benefit	282	1,994	1,016
Equity in undistributed income of subsidiaries	46,380	48,098	17,975
Net income	$57,404	$52,011	$58,353

Statements of Cash Flow

	Years ended December 31,
(In thousands)	2010	2009	2008
Operating activities
Net income	$57,404	$52,011	$58,353
Adjustments to reconcile net income to net cash provided by operating activities
Impairment of available-for-sale securities	-	-	162
Stock-based compensation	3,782	3,133	2,105
Gain on sales of available-for-sale securities	(1,814)	(141)	(1,514)
Equity in undistributed income of subsidiaries	(46,380)	(48,098)	(17,975)
Net change in other liabilities	2,155	(3,662)	24,436
Net change in other assets	(2,605)	3,632	(24,450)
Net cash provided by operating activities	12,542	6,875	41,117
Investing activities
Cash used in Mang Insurance Agency, LLC acquisition	-	-	(26,233)
Purchases of available-for-sale securities	(1,745)	(2,173)	(5,934)
Sales and maturities of available-for-sale securities	7,807	494	5,660
Purchases of premises and equipment	(321)	(600)	(445)
Net cash provided by (used in) investing activities	5,741	(2,279)	(26,952)
Financing activities
Proceeds from the issuance of shares to employee benefit plans and other stock plans	1,675	2,728	11,361
Payments on long-term debt	(135)	(12,625)	(1,365)
Proceeds from the issuance of long-term debt	-	-	13,750
Proceeds from the issuance of common stock	-	33,401	-
Purchases of treasury shares	(477)	-	(5,939)
Cash dividends and payments for fractional shares	(27,577)	(27,119)	(25,830)
Excess tax benefit from exercise of stock options	140	(243)	700
Net cash used in financing activities	(26,374)	(3,858)	(7,323)
Net (decrease) increase in cash and cash equivalents	(8,091)	738	6,842
Cash and cash equivalents at beginning of year	11,584	10,846	4,004
Cash and cash equivalents at end of year	$3,493	$11,584	$10,846

A statement of changes in stockholders’ equity has not been presented since it is the same as the consolidated statement of changes in stockholders’ equity previously presented.

(21) Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Short-Term Instruments
For short-term instruments, such as cash and cash equivalents, accrued interest receivable, accrued interest payable, and short term borrowings, carrying value approximates fair value.

Securities
Fair values for securities are based on quoted market prices or dealer quotes, where available.  Where quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  When necessary, the Company utilizes matrix pricing from third party pricing vendors to determine fair value pricing.  Matrix prices are based on quoted prices for securities with similar coupons, ratings, and maturities, rather than on specific bids and offers for the designated security.

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

Trust Preferred Debentures
The fair value of trust preferred debentures has been estimated using a discounted cash flow analysis.

Estimated fair values of financial instruments at December 31 are as follows:

	2010		2009
(In thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets
Cash and cash equivalents	$168,792	$168,792	$187,161	$187,161
Securities available for sale	1,129,368	1,129,368	1,116,758	1,116,758
Securities held to maturity	97,310	98,759	159,946	161,851
Trading securities	2,808	2,808	2,410	2,410
Loans (1)	3,610,006	3,626,603	3,645,398	3,627,198
Less allowance for loan losses	71,234	-	66,550	-
Net loans	3,538,772	3,626,603	3,578,848	3,627,198
Accrued interest receivable	19,130	19,130	22,104	22,104
Financial liabilities
Savings, NOW, and money market	$2,291,833	$2,291,833	$2,269,779	$2,269,779
Time deposits	930,778	943,988	1,033,278	1,041,370
Noninterest bearing	911,741	911,741	789,989	789,989
Short-term borrowings	159,434	159,434	155,977	155,977
Long-term debt	369,874	423,350	554,698	596,588
Accrued interest payable	4,356	4,356	5,814	5,814
Trust preferred debentures	75,422	71,148	75,422	73,244

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

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis that were accounted for at fair value.  Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2010
Assets:
Securities Available for Sale:
U.S. Treasury	91,280	-	-	91,280
Federal Agency	-	349,750	-	349,750
State & municipal	-	114,937	-	114,937
Mortgage-backed	-	244,808	-	244,808
Collateralized mortgage obligations	-	297,888	-	297,888
Corporate	-	20,489	-	20,489
Other securities	8,190	2,026	-	10,216
Total Securities Available for Sale	$99,470	$1,029,898	$-	$1,129,368

Trading Securities	2,808	-	-	2,808
Total	$102,278	$1,029,898	$-	$1,132,176

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

FASB ASC Topic 820 requires disclosure of assets and liabilities measured and recorded at fair value on a nonrecurring basis.  In accordance with the provisions of FASB ASC Topic 310, the Company had collateral dependent impaired loans with a carrying value of approximately $11.4 million which had specific reserves included in the allowance for loan and lease losses of $2.2 million at December 31, 2010.  During the year ended December 31, 2010, the Company established specific reserves of approximately $1.3 million, which were included in the provision for loan and lease losses.  The Company uses the fair value of underlying collateral to estimate the specific reserves for collateral dependent impaired loans.  Based on the valuation techniques used, the fair value measurements for collateral dependent impaired loans are classified as Level 3.

FASB ASC Topic 825 gives entities the option to measure eligible financial assets, financial liabilities and Company commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a Company commitment.  Subsequent changes in fair value must be recorded in earnings.  As of December 31, 2010, the Company has not elected the fair value option for any eligible items.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on the assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2010 was effective at the reasonable assurance level based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm” on page 105.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
NBT Bancorp Inc.:

We have audited NBT Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NBT Bancorp Inc. and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

/s/  KPMG LLP

Albany, New York
February 28, 2011

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information for the executive officers other than directors who are officers of NBT Bancorp Inc.

Name	Age at December 31, 2010	Positions Held with the Company and NBT Bank
Michael J. Chewens	49	Senior Executive Vice President and Chief Financial Officer
David E. Raven	48	President of Retail Banking of NBT Bank, President and Chief Executive Officer of the Pennstar Bank Division
Jeffrey M. Levy	49	President of Commercial Banking and Capital Region President of NBT Bank
F. Sheldon Prentice	60	Corporate Senior Vice President, General Counsel and Corporate Secretary

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

F. Sheldon Prentice has been Corporate Senior Vice President, General Counsel and Corporate Secretary of NBT and NBT Bank since April 2010.  Prior to joining the Company, Mr. Prentice served as Senior Vice President and General Counsel for Merchants Bancshares, Inc. in South Burlington, Vermont from March 2008 until April 2010.  Prior to joining Merchants Bancshares, Inc., Mr. Prentice served as Senior Vice President, General Counsel and Secretary of Chittenden Corporation in Burlington, Vermont from December 1985 until they were purchased in December 2007 by Peoples United Bank of Bridgeport, Connecticut.  Mr. Prentice remained with Peoples United Bank until March 2008 when he joined Merchants Bancshares, Inc.

Additional information required by this item is incorporated herein by reference to the Company’s definitive Proxy Statement for its Annual Meeting of shareholders to be held on May 3, 2011 (the “Proxy Statement”), which will be filed with the SEC within 120 days after the Company’s 2010 fiscal year end.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2010 fiscal year end.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans:

Plan Category	A. Number of securities to be issued upon exercise of outstanding options, warrants and rights	B. Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A.)
Equity compensation plans approved by stockholders	2,031,578	$22.05	3,865,513
Equity compensation plans not approved by stockholders	None	None	None

Under previously disclosed stock repurchase plans, the Company purchased 23,810 shares of its common stock during the year ended December 31, 2010, for a total of $0.5 million at an average price of $20.03 per share.  At December 31, 2010, there were 976,190 shares available for repurchase under this previously announced stock repurchase plan.  This plan was authorized on October 26, 2009 in the amount of 1,000,000 shares and expires on December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet be Purchased Under The Plans
1/1/10 - 1/31/10	-	$-	-	1,000,000
2/1/10 - 2/28/10	-	-	-	1,000,000
3/1/10 - 3/31/10	-	-	-	1,000,000
4/1/10 - 4/30/10	-	-	-	1,000,000
5/1/10 - 5/31/10	-	-	-	1,000,000
6/1/10 - 6/30/10	-	-	-	1,000,000
7/1/10 - 7/31/10	-	-	-	1,000,000
8/1/10 - 8/31/10	23,810	20.03	23,810	976,190
9/1/10 - 9/30/10	-	-	-	976,190
10/1/10 - 10/31/10	-	-	-	976,190
11/1/10 - 11/30/10	-	-	-	976,190
12/1/10 - 12/31/10	-	-	-	976,190
Total	23,810	$20.03	23,810	976,190

The other information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2010 fiscal year end.

ITEM 13. Certain Relationships, Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2010 fiscal year end.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement which will be filed with the SEC within 120 days of the Company’s 2010 fiscal year end.

PART  IV
ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)  The following Consolidated Financial Statements are included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2010 and 2009.

Consolidated Statements of Income for each of the three years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Changes in Stockholders’ Equity for each of the three years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Comprehensive Income for each of the three years ended December 31, 2010, 2009 and 2008.

Notes to the Consolidated Financial Statements.

(a)(2)  There are no financial statement schedules that are required to be filed as part of this form since they are not applicable or the information is included in the consolidated financial statements.

(a)(3)  See below for all exhibits filed herewith and the Exhibit Index.

3.1
Certificate of Incorporation of NBT Bancorp Inc. as amended through July 23, 2001 (filed as Exhibit 3.1 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).

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

10.6	NBT Bancorp Inc. Performance Share Plan (filed as Exhibit 10.6 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*

10.7	NBT Bancorp Inc. 2011 Executive Incentive Compensation Plan.*
10.8
CNB Bancorp, Inc. Long-Term Incentive Compensation Plan (filed as Exhibit 10.8 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*

10.9
2006 Non-Executive Restricted Stock Plan (filed as Exhibit 99.1 to Registrant’s Form S-8 Registration Statement, file number 333-139956, filed on January 12, 2007, and incorporated herein by reference).*

10.10
Supplemental Retirement Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe as amended and restated Effective January 1, 2005  (filed as Exhibit 10.11 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).*

10.11
Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995 (filed as Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 2005, filed on March 15, 2006 and incorporated herein by reference).*

10.12
Amendment dated January 28, 2002 to Death Benefits Agreement between NBT Bancorp Inc., NBT Bank, National Association and Daryl R. Forsythe made August 22, 1995 (filed as Exhibit 10.12 to Registrant’s Form 10-K for the year ended December 31, 2008, filed on March 2, 2009 and incorporated herein by reference).*

10.13
Employment Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated November 5, 2009 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.14
Supplemental Executive Retirement Agreement between NBT Bancorp Inc. and Martin A. Dietrich as amended and restated January 20, 2010. (filed as Exhibit 10.14 to Registrant’s Form 10-K for the year ended December 31, 2009, filed on March 1, 2010 and incorporated herein by reference).*

10.15
Form of Change in Control Agreement, dated November 5, 2009, by and between NBT Bancorp Inc. and certain executive officers (filed as Exhibit 10.5 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.16
Employment Agreement between NBT Bancorp Inc. and Michael J. Chewens as amended and restated November 5, 2009 (filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.17
Form of Amended and Restated NBT Bancorp Inc. Supplemental Retirement Agreement, dated as of November 5, 2009, between NBT Bancorp Inc. and certain executive officers (filed as Exhibit 10.7 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.18
Employment Agreement between NBT Bancorp Inc. and David E. Raven as amended and restated November 5, 2009 (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.19
Employment Agreement between NBT Bancorp Inc. and Jeffrey M. Levy made as amended and restated November 5, 2009 (filed as Exhibit 10.3 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.20
Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2008, filed on November 10, 2008 and incorporated herein by reference).*

10.21
First amendment dated November 5, 2009 to Split-Dollar Agreement between NBT Bancorp Inc., NBT Bank, National Association and Martin A. Dietrich made November 10, 2008 (filed as Exhibit 10.6 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2009, filed on November 9, 2009 and incorporated herein by reference).*

10.22	NBT Bancorp Inc. 2008 Omnibus Incentive Plan (filed as Appendix A of Registrant's Definitive Proxy Statement on Form 14A filed on March 31, 2008, and incorporated herein by reference).*
10.23	Description of Arrangement for Directors Fees.*
10.24
Employment Agreement, dated May 7, 2010, by and between F. Sheldon Prentice and NBT Bancorp Inc. (filed as Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2010, filed on May 10, 2010 and incorporated herein by reference).*

10.25
Change in Control Agreement, dated May 7, 2010, by and between F. Sheldon Prentice and NBT Bancorp Inc. (filed as Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2010, filed on May 10, 2010 and incorporated herein by reference).*

21	A list of the subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certification by the Chief Executive Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13(a)-14(a)/15(d)-14(e) of the Securities and Exchange Act of 1934.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement

(b)	Exhibits to this Form 10-K are attached or incorporated herein by reference as noted above.

(c)	Not applicable

SIGNATURES

Pursuant  to the requirements of Section 13 or 15(d) of the Securities Exchange Act  of  1934,  NBT Bancorp Inc. has duly caused this report to be signed on its behalf  by  the  undersigned,  thereunto  duly  authorized.

NBT BANCORP INC. (Registrant)
March 1, 2011

/s/ Martin A. Dietrich

Martin A. Dietrich
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daryl R. Forsythe

Daryl R. Forsythe
Chairman and Director
Date: March 1, 2011

/s/ Martin A. Dietrich

Martin A. Dietrich
NBT Bancorp Inc. President, CEO, and Director (Principal Executive Officer)
Date: March 1, 2011

/s/ John C. Mitchell

John C. Mitchell, Director
Date: March 1, 2011

/s/ Joseph G. Nasser

Joseph G. Nasser, Director
Date: March 1, 2011

/s/ Timothy E. Delaney

Timothy E. Delaney, Director
Date: March 1, 2011

/s/ Richard Chojnowski

Richard Chojnowski, Director
Date: March 1, 2011

/s/ Michael M. Murphy

Michael M. Murphy, Director
Date: March 1, 2011

/s/ Michael J. Chewens

Michael J. Chewens
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 1, 2011

/s/ Joseph A. Santengelo

Joseph A. Santangelo, Director
Date: March 1, 2011

/s/ Robert A. Wadsworth

Robert A. Wadsworth, Director
Date: March 1, 2011

/s/ Patricia T. Civil

Patricia T. Civil, Director
Date: March 1, 2011

/s/ James H. Douglas

James H. Douglas, Director
Date: March 1, 2011